Form 10-K
period 2011-12-31
EMCOR GROUP INC
filed 2012-02-27
CIK 105634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from          to

Commission file Number 1-8267

EMCOR GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-2125338
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

301 Merritt Seven	06851-1092
Norwalk, Connecticut (Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 849-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	New York Stock Exchange

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,576,000,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the New York Stock Exchange reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock (based solely on filings of such 5% holders) have been excluded from such calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of the registrant’s common stock outstanding as of the close of business on February 21, 2012: 66,575,882 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III. Portions of the definitive proxy statement for the 2012 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

[This Page Intentionally Left Blank]

FORWARD-LOOKING STATEMENTS

Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the “Safe Harbor” provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including market share growth, gross profit, project mix, projects with varying profit margins, selling, general and administrative expenses, and trends in our business and other characterizations of future events or circumstances. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our web site and in other material released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report, and in our Forms 10-Q for the three months ended March 31, 2011, June 30, 2011 and September 30, 2011 and in other reports filed by us from time to time with the SEC as well as in press releases, in our presentations, on our web site and in other material released to the public. Such risks, uncertainties and assumptions are difficult to predict, beyond our control and may turn out to be inaccurate causing actual results to differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

[This Page Intentionally Left Blank]

PART I

ITEM 1. BUSINESS

References to the “Company,” “EMCOR,” “we,” “us,” “our” and similar words refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

General

We are one of the largest electrical and mechanical construction and facilities services firms in the United States, the United Kingdom and in the world. In 2011, we had revenues of approximately $5.6 billion. We provide services to a broad range of commercial, industrial, utility and institutional customers through approximately 70 operating subsidiaries and joint venture entities. Our offices are located in the United States and the United Kingdom. Our executive offices are located at 301 Merritt Seven, Norwalk, Connecticut 06851-1092, and our telephone number at those offices is (203) 849-7800.

We specialize principally in providing construction services relating to electrical and mechanical systems in facilities of all types and in providing comprehensive services for the operation, maintenance and management of substantially all aspects of such facilities, commonly referred to as “facilities services.”

We design, integrate, install, start-up, operate and maintain various electrical and mechanical systems, including:

•	Electric power transmission and distribution systems;

•	Premises electrical and lighting systems;

•	Low-voltage systems, such as fire alarm, security and process control systems;

•	Voice and data communications systems;

•	Roadway and transit lighting and fiber optic lines;

•	Heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems;

•	Fire protection systems;

•	Plumbing, process and high-purity piping systems;

•	Controls and filtration systems;

•	Water and wastewater treatment systems;

•	Central plant heating and cooling systems;

•	Crane and rigging services;

•	Millwright services; and

•	Steel fabrication, erection, and welding services.

Our facilities services operations, many of which support the operation of a customer’s facilities, include:

•	Industrial maintenance and services, including those for refineries and petrochemical plants;

•	Outage services to utilities and industrial plants;

•	Commercial and government site-based operations and maintenance;

•	Military base operations support services;

•	Mobile mechanical maintenance and services;

•	Floor care and janitorial services;

•	Landscaping, lot sweeping and snow removal;

•	Facilities management;

•	Installation and support for building systems;

•	Program development, management and maintenance for energy systems;

•	Technical consulting and diagnostic services;

•	Small modification and retrofit projects; and

•	Retrofit projects to comply with clean air laws.

Facilities services are provided to a wide range of commercial, industrial, utility, institutional and governmental facilities.

We provide construction services and facilities services directly to corporations, municipalities and federal and state governmental entities, owners/developers, and tenants of buildings. We also provide these services indirectly by acting as a subcontractor to general contractors, systems suppliers, property managers and other subcontractors. Worldwide, as of December 31, 2011, we had over 25,000 employees.

Our revenues are derived from many different customers in numerous industries, which have operations in several different geographical areas. Of our 2011 revenues, approximately 91% were generated in the United States and approximately 9% were generated in the United Kingdom. In 2011, approximately 36% of revenues were derived from new construction projects, 20% were derived from renovation and retrofit of customer’s existing facilities, and 44% were derived from facilities services operations.

The broad scope of our operations is more particularly described below. For information regarding the revenues and operating income of each of our segments with respect to each of the last three years, total assets of each of our segments with respect to each of the last two years, and our revenues and assets attributable to the United States, the United Kingdom and all other foreign countries, see Note 19—Segment Information of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

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

Electrical and mechanical construction services primarily involve the design, integration, installation and start-up and provision of services relating to: (a) electric power transmission and distribution systems, including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and controls; (b) premises electrical and lighting systems, including fixtures and controls; (c) low-voltage systems, such as fire alarm, security and process control systems; (d) voice and data communications systems, including fiber-optic and low-voltage cabling; (e) roadway and transit lighting and fiber-optic lines; (f) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; (g) fire protection systems; (h) plumbing, process and high-purity piping systems; (i) controls and filtration systems; (j) water and wastewater treatment systems; (k) central plant heating and cooling systems; (l) cranes and rigging; (m) millwrighting; and (n) steel fabrication, erection and welding.

Electrical and mechanical construction services generally fall into one of two categories: (a) large installation projects with contracts often in the multi-million dollar range that involve construction of industrial and commercial buildings and institutional and public works projects or the fit-out of large blocks of space within commercial buildings and (b) smaller installation projects typically involving fit-out, renovation and retrofit work.

Our United States electrical and mechanical construction services operations accounted for about 52% of our 2011 revenues, of which revenues of approximately 65% were related to new construction and approximately 35% were related to renovation and retrofit projects. Our United Kingdom electrical and mechanical construction services operations accounted for approximately 4% of our 2011 revenues, of which revenues of approximately 54% were related to new construction and approximately 46% were related to renovation and retrofit projects. We provide electrical and mechanical construction services for both large and small installation and renovation projects. Our largest projects have included those: (a) for institutional use (such as water and wastewater treatment facilities, hospitals, correctional facilities and research laboratories); (b) for industrial use (such as pharmaceutical plants, steel, pulp and paper mills, chemical, food, automotive and semiconductor manufacturing facilities and oil refineries); (c) for transportation projects (such as highways, airports and transit systems); (d) for commercial use (such as office buildings, data centers, hotels, casinos, convention centers, sports stadiums, shopping malls and resorts); and (e) for power generation and energy management projects. Our largest projects, which typically range in size from $10.0 million up to and occasionally exceeding $150.0 million and are frequently multi-year projects, represented approximately 31% of our construction services revenues in 2011.

Our projects of less than $10.0 million accounted for approximately 69% of our 2011 electrical and mechanical construction services revenues. These projects are typically completed in less than one year. They usually involve electrical and mechanical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use. These projects frequently require electrical and mechanical systems to meet special needs such as critical systems power supply, fire protection systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, new production lines in manufacturing plants and office arrangements in existing office buildings. They are not usually dependent upon the new construction market. Demand for these projects and types of services is often prompted by the expiration of leases, changes in technology, or changes in the customer’s plant or office layout in the normal course of a customer’s business.

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

Our United States facilities services operations provide facilities services to a wide range of commercial, industrial, utility, institutional and governmental facilities.

These facilities services, which generated approximately 44% of our 2011 revenues, are provided to owners, operators, tenants and managers of all types of facilities both on a contract basis for a specified period of time and on an individual task order basis. Of our 2011 facilities services revenues, approximately 88% were generated in the United States and approximately 12% were generated in the United Kingdom.

Our facilities services operations have built on our traditional electrical and mechanical services operations, facilities services activities of our electrical and mechanical contracting subsidiaries, and our client relationships, as well as acquisitions, to expand the scope of services being offered and to develop packages of services for customers on a regional and national basis.

Our United States facilities services segment offers a broad range of facilities services, including operation, maintenance and service of electrical and mechanical systems; industrial maintenance and services, including outage services to utilities and industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile mechanical maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; installation and support for building systems; program development, management and maintenance with respect to energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; small modification and retrofit projects; and retrofit projects to comply with clean air laws.

Demand for our facilities services is often driven by customers’ decisions to focus on their own core competencies, customers’ programs to reduce costs, the increasing technical complexity of their facilities and their mechanical, electrical, voice and data and other systems, and the need for increased reliability, especially in electrical and mechanical systems. These trends have led to outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out those activities that support, but are not directly associated with, the customer’s core business. Clients of our facilities services business include the federal government, utilities, independent power producers, refineries, pulp and paper producers and major corporations engaged in information technology, telecommunications, pharmaceuticals, petrochemicals, financial services, publishing and other manufacturing, and large retailers and other businesses with multiple locations throughout the United States or regions of the country.

We currently provide facilities services in a majority of the states in the United States to commercial, industrial, institutional and governmental customers and as part of our operations are responsible for: (a) the oversight of all or most of the facilities operations of a business, including operation and maintenance; (b) the oversight of logistical processes; (c) servicing, upgrade and retrofit of HVAC, electrical, plumbing and industrial piping and sheet metal systems in existing facilities; (d) interior and exterior services, including floor care and janitorial services, landscaping, lot sweeping and snow removal; (e) diagnostic and solution engineering for building systems and their components; (f) maintenance and support services to manufacturers and power producers; and (g) services for refineries and petrochemical plants.

In the Washington D.C. metropolitan area, we provide facilities services at a number of preeminent buildings, including those that house the Secret Service, the Federal Deposit Insurance Corporation, the World Bank, the National Affairs Training Center, and the Department of Health and Human Services. We also provide facilities services to a number of military bases, including base operations support services to the Navy Capital Region, and are also involved in joint ventures providing facilities services to the Naval Base Kitsap in the State of Washington. The agreements pursuant to which this division provides services to the federal government are subject to renegotiation of terms and prices by the government, termination by the government prior to the expiration of the term, and non-renewal.

As part of our facilities services operations, we also provide aftermarket maintenance and repair services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry both at facilities and in the field. These services are tailored to meet customer needs for scheduled turnarounds or specialty callout service.

Our United Kingdom subsidiary also has a division that focuses on facilities services. This division currently provides a broad range of facilities services under multi-year agreements to public and private sector customers, including airlines, airports, real estate property managers, manufacturers and governmental agencies.

Competition

In both our construction services and facilities services businesses, we compete with national, regional and local companies, many of which are small, owner-operated entities that carry on their businesses in a limited geographic area.

We believe that the electrical and mechanical construction services business is highly fragmented and our competition includes thousands of small companies across the United States and around the world. However, there are a few United States based public companies focused on providing either electrical and/or mechanical construction services, such as Integrated Electrical Services, Inc., Comfort Systems USA, Inc. and Tutor Perini Corporation. A majority of our revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability and financial strength. Because we have total assets, annual revenues, net worth, access to bank credit and surety bonding and expertise significantly greater than most of our competitors, we believe we have a significant competitive advantage over our competitors in providing electrical and mechanical construction services. Competitive factors in the electrical and mechanical construction services business include: (a) the availability of qualified and/or licensed personnel; (b) reputation for integrity and quality; (c) safety record; (d) cost structure; (e) relationships with customers; (f) geographic diversity; (g) the ability to control project costs; (h) experience in specialized markets; (i) the ability to obtain surety bonding; (j) adequate working capital; (k) access to bank credit; and (l) price. However, there are relatively few significant barriers to entry to several types of our construction services business.

While the facilities services business is also highly fragmented with most competitors operating in a specific geographic region, a number of large United States based corporations such as Johnson Controls, Inc., Fluor Corp., UNICCO Service Company, the Washington Division of URS Corporation, CB Richard Ellis, Inc., Jones Lang LaSalle and ABM Facility Services are engaged in this field, as are large original equipment manufacturers such as Carrier Corp. and Trane Air Conditioning. In addition, we compete with several regional firms serving all or portions of the markets we target, such as FM Facility Maintenance, Bergensons Property Services, Inc., SMS Assist, LLC and Ferandino & Sons, Inc. With respect to our industrial services operations, we are a leading North American provider of aftermarket maintenance and repair services for highly engineered shell and tube heat exchangers. The key competitive factors in the facilities services business include price, service, quality, technical expertise, geographic scope and the availability of qualified personnel and managers. Due to our size, both financial and geographic, and our technical capability and management experience, we believe we are in a strong competitive position in the facilities services business.

Employees

At December 31, 2011, we employed over 25,000 people, approximately 61% of whom are represented by various unions pursuant to more than 400 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.

Backlog

We had backlog as of December 31, 2011 of approximately $3.3 billion, compared with backlog of approximately $3.1 billion as of December 31, 2010, excluding backlog from our Canadian subsidiary, which we sold in August 2011. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of the facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues.

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

Our Internet address is www.emcorgroup.com. We make available free of charge through www.emcorgroup.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

The economic downturn has lead to a reduction in demand for our services. Negative conditions in the credit markets may continue to adversely impact our ability to operate our business. The level of demand from our clients for our services has been, and will likely continue to be, adversely impacted by the downturn in the industries we service, as well as in the economy in general. As the general level of economic activity has slowed, certain of our ultimate customers have delayed or cancelled, and may continue to delay or cancel, projects or capital spending, especially with respect to more profitable private sector work, and this downturn has adversely affected our ability to continue to grow and has resulted in a reduction in our revenues and profitability, and is likely to continue to adversely affect our revenues and profitability. A number of economic factors, including financing conditions for the industries we serve, have adversely affected, and may continue to adversely affect, our ultimate customers and their ability or willingness to fund expenditures in the future or pay for past services. General concerns about the fundamental soundness of domestic and foreign economies have caused and may continue to cause ultimate customers to defer projects even if they have credit available to them. Continuation or further worsening of financial and macroeconomic conditions could have a significant adverse effect on our revenues and profitability.

Many of our clients depend on the availability of credit to help finance their capital and maintenance projects. The tightened availability of credit has negatively impacted the ability of existing and prospective ultimate customers to fund projects we might otherwise perform, particularly those in the more profitable private sector. As a result, certain ultimate customers have deferred and others may defer such projects for an unknown, and perhaps lengthy, period. Such deferrals have inhibited our growth and adversely affected our results of operations and are likely to continue to have an adverse impact on our results of operations.

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

Regardless of economic or market conditions, investment decisions by our ultimate customers may vary by location or as a result of other factors like the availability of labor, relative construction costs or competitive conditions in their industry. Because we are dependent on the timing and funding of new awards, we are therefore vulnerable to changes in our clients’ markets and investment decisions. Our business has traditionally lagged recoveries in the general economy and, therefore, may not recover as quickly as the economy at large.

Our business may be affected by current government budget deficits. Significant budget deficits faced by the federal, state and local governments as a result of declining tax and other revenues may result in their curtailment of future spending on government infrastructure projects and/or expenditures, from which expenditures some of our businesses derive a significant portion of revenue. In addition, recent federal legislation aimed at curtailing spending by federal agencies and departments may result in those governmental bodies deferring or canceling projects that we might otherwise seek to perform.

An increase in the prices of certain materials used in our businesses could adversely affect our businesses. We are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in both our construction and facilities services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 8,000 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to projects in progress.

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

Our business may also be affected by adverse weather conditions. Adverse weather conditions, particularly during the winter season, could affect our ability to perform efficient work outdoors in certain regions of the United States and the United Kingdom. As a result, we could experience reduced revenues. In addition, cooler than normal temperatures during the summer months could reduce the need for our services, and warmer than normal temperatures during the winter months would also reduce the need for our services, and we may experience reduced revenues and profitability during the period such unseasonal weather conditions persist.

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

We could incur additional costs to cover guarantees. In some instances, we guarantee completion of a project by a specific date or price, cost savings, achievement of certain performance standards or performance of our services at a certain standard of quality. If we subsequently fail to meet such guarantees, we may be held responsible for costs resulting from such failures. Such a failure could result in our payment of liquidated or other damages. To the extent that any of these events occur, the total costs of a project could exceed the original estimated costs, and we would experience reduced profits or, in some cases, a loss.

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

Our unionized workforce could adversely affect our operations, and we participate in many multiemployer union pension plans which could result in substantial liabilities being incurred. As of December 31, 2011, approximately 61% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. However, only two of our collective bargaining agreements are national or regional in scope, and not all of our collective bargaining agreements expire at the same time. Strikes or work stoppages would adversely impact our relationships with our customers and could have a material adverse effect on our financial condition, results of operations and cash flows. We contribute to over 175 multiemployer union pension plans based upon wages paid to our union employees that could result in our being responsible for a portion of the unfunded liabilities under such plans. Our potential liability for unfunded liabilities could be material. Under the Employee Retirement Income Security Act, we may become liable for our proportionate share of a multiemployer pension plan’s underfunding, if we cease to contribute to that pension plan or significantly reduce the employees in respect of which we make contributions to that pension plan. See Note 16—Retirement Plans of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information regarding multiemployer plans.

Fluctuating foreign currency exchange rates impact our financial results. We have foreign operations in the United Kingdom, which in 2011 accounted for 9% of our revenues. Our reported financial condition and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our United Kingdom operations, which are denominated in local currencies, into the U.S. dollar.

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

Adverse resolution of litigation and other legal proceedings may harm our operating results or financial condition. We are a party to lawsuits and other legal proceedings, most of which are in the normal course of our business. Litigation and other legal proceedings can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular legal proceeding could have a material adverse effect on our business, operating results, financial condition, and in some cases, on our reputation or our ability to obtain projects from customers, including governmental entities. See Item 3. Legal Proceedings, for more information regarding legal proceedings in which we are involved.

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

If we fail to integrate future acquisitions successfully, this could adversely affect our business and results of operations. As part of our growth strategy, we acquire companies that expand, complement and/or diversify our business. Realization of the anticipated benefits of an acquisition will depend, among other things, upon our ability to integrate the acquired business successfully with our other operations and gain greater efficiencies and scale that will translate into reduced costs in a timely manner. However, there can be no assurance that an acquisition we may make in the future will provide the benefits anticipated when entering into the transaction. Acquisitions we have made and future acquisitions may expose us to operational challenges and risks, including the diversion of management’s attention from our existing business, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate reserves and the potential impairment of acquired identifiable intangible assets, including goodwill. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify and acquire desirable businesses and successfully integrate any businesses acquired.

Our results of operations could be adversely affected as a result of goodwill and other identifiable intangible asset impairments. When we acquire a business, we record an asset called “goodwill” equal to the excess amount paid for the business, including liabilities assumed, over the fair value of the tangible and identifiable intangible assets of the business acquired. The Financial Accounting Standards Board (“FASB”) requires that all business combinations be accounted for using the acquisition method of accounting and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. FASB Accounting Standard Codification (“ASC”) Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) provides that goodwill and other identifiable intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and identifiable intangible assets that have finite useful lives should continue to be amortized over their useful lives and be tested for impairment whenever facts and circumstances indicate that the carrying values may not be fully recoverable. ASC 350 also provides specific guidance for testing goodwill and other non-amortized identifiable intangible assets for impairment, which we test annually each October 1. ASC 350 requires management to make certain estimates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities. Such fair value is determined using discounted estimated future cash flows. Our development of the present value of future cash flow projections is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins and the weighted average cost of capital, among others. Much of the information used in assessing fair value is outside the control of management, such as interest rates, and these assumptions and estimates can change in future periods. There can be no assurance that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding business plans or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required to record goodwill and/or identifiable intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing on October 1, 2012 or earlier, if an indicator of an impairment is present prior to the quarter in which the annual goodwill impairment test is to be performed. It is not possible at this time to determine if any such additional impairment charge would result or, if it does, whether such a charge would be material to our results of operations.

The annual impairment review of our indefinite lived intangible assets for the year ended December 31, 2011 resulted in a $3.8 million non-cash impairment charge as a result of a change in the fair value of various trade names and customer relationships associated with certain prior acquisitions reported within our United States facilities services segment. We did not record an impairment of our goodwill for the year ended December 31, 2011.

Amounts included in our backlog may not result in actual revenues or translate into profits. Many of the contracts in our backlog do not require the purchase of a minimum amount of services. In addition, many contracts are subject to cancellation or suspension on short notice at the discretion of the client, and the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contract. We have historically experienced variances in the components of backlog related to project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control, and we may experience more delays or cancellations in the future than in the past due to the current economic slowdown. The risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread slowdowns. Accordingly, there is no assurance that backlog will actually be realized. If our backlog fails to materialize, we could experience a reduction in revenues and a decline in profitability, which could result in a deterioration of our financial condition and liquidity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our operations are conducted primarily in leased properties. The following table lists facilities over 50,000 square feet, both leased and owned, and identifies the business segment that is the principal user of each such facility.

	Approximate Square Feet	Lease Expiration Date, Unless Owned
1168 Fesler Street El Cajon, California (b)	67,560	8/31/20

22302 Hathaway Avenue Hayward, California (b)	105,000	7/31/16

4462 Corporate Center Drive Los Alamitos, California (c)	57,863	9/30/14

825 Howe Road Martinez, California (c)	109,795	12/31/12

18111 South Santa Fe Avenue Rancho Dominguez, California (a)	66,246	12/31/16

940 Remillard Court San Jose, California (a)	119,560	7/31/19

5101 York Street Denver, Colorado (b)	77,553	2/28/14

345 Sheridan Boulevard Lakewood, Colorado (c)	63,000	Owned

3100 Woodcreek Drive Downers Grove, Illinois (c)	56,551	7/31/17

1406 West Cardinal Court Urbana, Illinois (b)	161,956	9/30/12

7614 and 7720 Opportunity Drive Fort Wayne, Indiana (b)	136,695	10/31/18

2655 Garfield Avenue Highland, Indiana (c)	57,765	6/30/14

4250 Highway 30 St. Gabriel, Louisiana (a)	90,000	Owned

1750 Swisco Road Sulphur, Louisiana (a)	112,000	Owned

111-01 and 111-21 14th Avenue College Point, New York (c)	253,291	2/28/21

70 Schmitt Boulevard Farmingdale, New York (b)	76,380	7/31/21

Two Penn Plaza New York, New York (c)	55,891	1/31/16

2900 Newpark Drive Norton, Ohio (b)	91,831	11/1/17

1800 Markley Street Norristown, Pennsylvania (a)	103,000	9/12/21

227 Trade Court Aiken, South Carolina (b)	66,000	9/30/12

6045 East Shelby Drive Memphis, Tennessee (a)	53,618	4/30/18

937 Pine Street Beaumont, Texas (a)	78,962	Owned

895 North Main Street Beaumont, Texas (a)	75,000	Owned

410 Flato Road Corpus Christi, Texas (a)	57,000	Owned

	Approximate Square Feet	Lease Expiration Date, Unless Owned
5550 Airline Drive and 25 Tidwell Road Houston, Texas (b)	157,544	12/31/14

12415 Highway 225 La Porte, Texas (a)	78,000	Owned

1574 South West Temple Salt Lake City, Utah (c)	120,904	Month-To-Month

2455 West 1500 South Salt Lake City, Utah (c)	58,339	4/30/18

670 and 686 Truman Avenue Richland, Washington (b)	56,567	8/31/16

We believe that our property, plant and equipment are well maintained, in good operating condition and suitable for the purposes for which they are used.

See Note 17—Commitments and Contingencies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information regarding lease costs. We utilize substantially all of our leased or owned facilities and believe there will be no difficulty either in negotiating the renewal of our real property leases as they expire or in finding alternative space, if necessary.

(a)	Principally used by a company engaged in the “United States facilities services” segment.

(b)	Principally used by a company engaged in the “United States mechanical construction and facilities services” segment.

(c)	Principally used by a company engaged in the “United States electrical construction and facilities services” segment.

ITEM 3. LEGAL PROCEEDINGS

We are involved in several proceedings in which damages and claims have been asserted against us. We believe that we have a number of valid defenses to such proceedings and claims and intend to vigorously defend ourselves. We do not believe that any such matters will have a materially adverse effect on our financial position, results of operations or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

As previously disclosed in our Form 10-Q for the quarterly period ended September 30, 2011, a subsidiary of the Company occasionally performs maintenance work at mines covered by the Federal Mine Safety and Health Act of 1977 (“MSHA”). On August 9, 2010, the subsidiary received three citations claiming the occurrence of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under MSHA. All of such citations were related to an accident at a customer’s mine that resulted in the death of one employee of such subsidiary during normal maintenance activities conducted by the subsidiary at the customer’s mine. All of the alleged violations were timely abated. The U.S. Mine Safety and Health Administration has issued a proposed assessment of $15,000 against the subsidiary for such alleged violations, and the subsidiary is contesting such assessment.

EXECUTIVE OFFICERS OF THE REGISTRANT

Anthony J. Guzzi, Age 47; President since October 25, 2004 and Chief Executive Officer since January 3, 2011. From October 25, 2004 to January 2, 2011, Mr. Guzzi served as Chief Operating Officer of the Company. From August 2001, until he joined the Company, Mr. Guzzi served as President of the North American Distribution and Aftermarket Division of Carrier Corporation (“Carrier”). Carrier is a manufacturer and distributor of commercial and residential HVAC and refrigeration systems and equipment and a provider of after-market services and components of its own products and those of other manufacturers in both the HVAC and refrigeration industries.

Sheldon I. Cammaker, Age 72; Executive Vice President and General Counsel of the Company since September 1987 and Secretary of the Company since May 1997. Prior to September 1987, Mr. Cammaker was a senior partner of the New York City law firm of Botein, Hays & Sklar.

R. Kevin Matz, Age 53; Executive Vice President—Shared Services of the Company since December 2007 and Senior Vice President—Shared Services from June 2003 to December 2007. From April 1996 to June 2003, Mr. Matz served as Vice President and Treasurer of the Company and Staff Vice President—Financial Services of the Company from March 1993 to April 1996.

Mark A. Pompa, Age 47; Executive Vice President and Chief Financial Officer of the Company since April 3, 2006. From June 2003 to April 2, 2006, Mr. Pompa was Senior Vice President—Chief Accounting Officer of the Company, and from June 2003 to January 2007, Mr. Pompa was also Treasurer of the Company. From September 1994 to June 2003, Mr. Pompa was Vice President and Controller of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock trades on the New York Stock Exchange under the symbol “EME”.

The following table sets forth high and low sales prices for our common stock for the periods indicated as reported by the New York Stock Exchange:

2011	High	Low
First Quarter	$32.75	$28.23
Second Quarter	$31.92	$28.03
Third Quarter	$30.86	$18.25
Fourth Quarter	$27.12	$18.91

2010	High	Low
First Quarter	$27.95	$22.06
Second Quarter	$29.80	$22.93
Third Quarter	$27.69	$22.29
Fourth Quarter	$29.92	$24.15

Holders. As of February 21, 2012, there were approximately 122 stockholders of record and, as of that date, we estimate there were approximately 40,650 beneficial owners holding our common stock in nominee or “street” name.

Dividends. On September 26, 2011, we announced our plans to pay a regular quarterly dividend of $.05 per common share. We paid a quarterly dividend of $.05 per common share on October 25, 2011 and on January 31, 2012. Prior to October 25, 2011, no cash dividends had been paid on the Company’s common stock. Our revolving credit facility limits the payment of dividends on our common stock. However, we do not believe that the terms of the credit facility currently materially limit our ability to pay a quarterly dividend of $.05 per share for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes, as of December 31, 2011, certain information regarding equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by stockholders. The information in the table and in the Notes thereto has been adjusted for 2-for-1 stock splits effected on July 9, 2007 and February 10, 2006.

Plan Category	Equity Compensation Plan Information
	A		B		C
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	2,555,224		$14.22	(1)	2,805,494	(2)
Equity Compensation Plans Not Approved by Security Holders	1,331,136	(3)	$11.78		—

Total	3,886,360		$13.39		2,805,494

(1)

Included within this amount are 328,051 restricted stock units issued pursuant to our Long-Term Incentive Plan, 80,000 restricted stock units issued to Mr. Guzzi and 77,768 restricted stock units issued to our non-employee directors. The weighted average exercise price would have been $17.56 had the weighted average exercise price calculation excluded such restricted stock units.

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

(3)

1,315,136 shares relate to outstanding options to purchase shares of our common stock, which were granted to our executive officers (the “Executive Options”) and 16,000 shares relate to outstanding options to purchase shares of our common stock, which were granted to our Directors (the “Director Options”).

Stock Options. The following stock options, which have been adjusted for two 2-for-1 stock splits, one effected on July 9, 2007 and the other on February 10, 2006, were awarded pursuant to equity compensation programs that were not approved by stockholders.

Executive Options

1,209,136 of the Executive Options referred to in note (3) to the Table were granted to six of our then executive officers in connection with employment agreements with us, which employment agreements were dated January 1, 2002 (the “2002 Employment Agreements”) and have since expired, and 106,000 of the Executive Options were granted to Mr. Anthony Guzzi, our President and Chief Executive Officer, when he joined us in October 2004. Of these Executive Options, (i) an aggregate of 439,544 of such Executive Options were granted on January 2, 2003 with an exercise price of $13.69 per share, (ii) an aggregate of 769,592 of such Executive Options were granted on January 2, 2004 with an exercise price of $10.96 per share and (iii) 106,000 of such Executive Options were granted to Mr. Guzzi on October 25, 2004 with an exercise price of $9.67 per share.

Each of the Executive Options granted have a term of ten years from their respective grant dates, an exercise price per share equal to the fair market value of a share of common stock on their respective grant dates, and are currently exercisable.

Director Options

During 2002, each of our non-employee directors who then served as a director received 8,000 Director Options. These options were in addition to the 12,000 options to purchase our common stock that were granted on June 19, 2002 to each such non-employee director under our 1995 Non-Employee Directors’ Non-Qualified Stock Option Plan, which plan had been approved by our stockholders. The price at which such Director Options are exercisable is equal to the fair market value per share of common stock on the grant date. The exercise price per share of the Director Options is $13.88 per share, except those granted to Mr. Michael T. Yonker, upon his election to the Board on October 25, 2002, which have an exercise price of $12.94 per share. All of these options became exercisable commencing with the grant date and have a term of ten years from the grant date.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes, as of December 31, 2011, certain information regarding purchases of our common stock by us or any affiliated purchaser:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plan or Programs

October 1, 2011 to October 31, 2011	293,556	$19.70	293,556	$94,208,512

November 1, 2011 to November 30, 2011	905,844	$23.96	905,844	$72,476,506

December 1, 2011 to December 31, 2011	None	None	None	$72,476,506

(1)

On September 26, 2011, we announced that our Board of Directors had authorized the Company to repurchase up to $100.0 million of its outstanding common stock. The repurchase program remains in effect. No other shares have been repurchased since the program has been announced other than pursuant to this publicly announced program. Acquisitions under our repurchase program may be made from time to time as permitted by securities laws and other legal requirements.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the report of our independent registered public accounting firm thereon included elsewhere in this and in previously filed annual reports on Form 10-K of EMCOR.

See Note 3—Acquisitions of Businesses and Note 4—Disposition of Assets of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for a discussion regarding acquisitions and dispositions. The results of operations for all periods presented reflect discontinued operations accounting due to the disposition of our interest in our Canadian subsidiary in August 2011 and the disposition of our interest in a consolidated joint venture in 2007.

Income Statement Data

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009	2008	2007
Revenues	$5,613,459	$4,851,953	$5,227,699	$6,360,695	$5,545,159
Gross profit	733,949	693,523	784,225	845,707	667,515
Impairment loss on goodwill and identifiable intangible assets	3,795	246,081	13,526	—	—
Operating income (loss)	210,793	(26,528)	250,122	291,693	193,033
Net income (loss) attributable to EMCOR Group, Inc.	$130,826	$(86,691)	$160,756	$182,204	$126,808

Basic earnings (loss) per common share:
From continuing operations	$1.82	$(1.30)	$2.31	$2.64	$1.81
From discontinued operations	0.14	(0.01)	0.13	0.15	0.16

	$1.96	$(1.31)	$2.44	$2.79	$1.97

Diluted (loss) earnings per common share:
From continuing operations	$1.78	$(1.30)	$2.25	$2.57	$1.75
From discontinued operations	0.13	(0.01)	0.13	0.14	0.15

	$1.91	$(1.31)	$2.38	$2.71	$1.90

Balance Sheet Data (In thousands)
	As of December 31,
	2011	2010	2009	2008	2007
Equity (1)	$1,245,131	$1,162,845	$1,226,466	$1,050,769	$891,734
Total assets	3,014,076	2,755,542	2,981,894	3,030,443	2,887,000
Goodwill	566,805	406,804	593,628	582,714	563,918
Borrowings under revolving credit facility	150,000	150,000	—	—	—
Term loan, including current maturities	—	—	194,750	197,750	225,000
Other long-term debt, including current maturities	—	24	—	41	93
Capital lease obligations, including current maturities	$4,857	$1,649	$601	$2,313	$2,151

(1)

On September 26, 2011, we announced our plans to pay a regular quarterly dividend of $.05 per common share. We paid a quarterly dividend of $.05 per common share on October 25, 2011 and on January 31, 2012. Prior to October 25, 2011, no cash dividends had been paid on the Company’s common stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are one of the largest electrical and mechanical construction and facilities services firms in the United States, the United Kingdom and in the world. We provide services to a broad range of commercial, industrial, utility and institutional customers through approximately 70 operating subsidiaries and joint venture entities. Our offices are located in the United States and the United Kingdom. We had conducted business in Canada through an indirect wholly owned subsidiary and in the Middle East through a joint venture. We sold our interest in our Canadian operations in August 2011 and our interest in the Middle East joint venture in June 2010.

The results of operations for all periods presented reflect: (a) discontinued operations accounting due to the disposition of our interest in our Canadian subsidiary in August 2011 and (b) certain reclassifications of prior period amounts to conform to current year presentation.

Overview

The following table presents selected financial data for the fiscal years ended December 31, 2011, 2010 and 2009 (in millions, except percentages and per share data):

	2011	2010	2009
Revenues	$5,613.5	$4,852.0	$5,227.7
Revenues increase (decrease) from prior year	15.7%	(7.2)%	(17.8)%
Impairment loss on goodwill and identifiable intangible assets	$3.8	$246.1	$13.5
Operating income (loss)	$210.8	$(26.5)	$250.1
Operating income (loss) as a percentage of revenues	3.8%	(0.5)%	4.8%
Net income (loss) attributable to EMCOR Group, Inc.	$130.8	$(86.7)	$160.8
Diluted earnings (loss) per common share from continuing operations	$1.78	$(1.30)	$2.25
Net cash provided by operating activities	$149.4	$69.5	$360.8

2011 was a year in which we continued to reposition EMCOR by adding three companies to our portfolio, which extended and further strengthened our service offerings to new and existing customers. Additionally during the year, we sold our operations in Canada, as it was determined that it was no longer a strategic fit. Our results for 2011 demonstrate that we continue to successfully execute our work, taken as whole, on all fronts, despite the pricing challenges posed by the current economic environment and integrating our new acquisitions. We continue to see a very competitive marketplace in which there are a significant number of bidders willing to work at extremely low margins on any given project across all of our businesses. Despite this, we continue to replace our backlog with profitable work that delivers cost effective solutions and value to our customers throughout the United States and United Kingdom.

The increase in revenues for 2011 compared to 2010 was primarily attributable to: (a) revenues of approximately $407.1 million generated by companies acquired in 2011 and 2010, which are reported within our United States facilities services and our United States mechanical construction and facilities services segments, (b) an increase in revenues in our United States facilities services segment, excluding revenues attributable to acquisitions in 2011 and 2010, particularly within our industrial services operations, as a result of an increase in demand for our services in the refinery and petrochemical markets, and also within our mobile mechanical and government services markets and (c) an increase in revenues from our United Kingdom operations. The results of our United Kingdom operations were also impacted by the effect of favorable exchange rates for the British pound versus the United States dollar.

The increase in operating income and operating margin (operating income as a percentage of revenues) for 2011, when compared to 2010, was primarily a result of: (a) higher operating income from our United States electrical construction and facilities services segment and (b) excluding operating income from acquisitions in 2011 and 2010, higher operating income from our United States facilities services segment. Acquisitions that are within our United States mechanical construction and facilities services and our United States facilities services segments contributed $3.3 million to operating income, including $12.5 million of amortization expense attributable to identifiable intangible assets included in cost of sales and selling, general and administrative expenses. Operating income and operating margin for 2010 were adversely impacted by a significant non-cash impairment charge related to goodwill and identifiable intangible assets. The 2011 increase in operating income was partially offset by: (a) lower operating income from our United States mechanical construction and facilities services segment, excluding operating income from the 2011 acquisition in this segment, (b) lower operating income from our United Kingdom operations and (c) lower operating income, primarily as a result of $4.7 million of transaction costs associated with a 2011 acquisition and higher employment costs within our United States facilities services segment. Net cash provided by operating activities of $149.4 million in 2011 increased, when compared to 2010, primarily due to improved operating results and changes in our working capital.

We acquired three companies during 2011. In June 2011, we acquired USM Services Holdings, Inc. (“USM”), which is a leading provider of facilities maintenance services, and in November 2011, we acquired another company, which provides mobile mechanical services. Both of these companies’ results have been included in our United States facilities services segment since the dates of their respective acquisition. The third company was acquired in January 2011, which primarily provides mechanical construction services, and its results have been included in our United States mechanical construction and facilities services segment since the date of its acquisition. All of these acquisitions expand our service capabilities into new geographic and/or technical areas and are not material to our results of operations for the periods presented.

In August 2011, we disposed of our entire interest in our Canadian subsidiary, which represented our Canada construction segment, to a group of investors, including members of the former subsidiary’s management team. We received approximately $17.3 million in payment for the shares. In addition, we also received approximately $26.4 million in repayment of indebtedness owed by our Canadian subsidiary to us. Net income from discontinued operation for the year ended December 31, 2011 was $9.1 million, net of income taxes. Included in the net income from discontinued operation for the year ended December 31, 2011 was a gain on sale of $9.1 million (net of income tax provision of $2.8 million) resulting from the sale of the subsidiary.

On September 26, 2011, our Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. During 2011, we repurchased approximately 1.2 million shares of our common stock for approximately $27.5 million. As of December 31, 2011, there remained authorization for us to repurchase approximately $72.5 million of our shares. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase program may be made from time to time as permitted by securities laws and other legal requirements. The repurchase program has been and will be funded from the Company’s internal funds.

Operating Segments

Our reportable segments reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States facilities services segment due to changes in our internal reporting structure.

We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment; central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States facilities services; (d) United Kingdom construction and facilities services; and (e) Other international construction and facilities services. The segment “United States facilities services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities (industrial maintenance and services; outage services to utilities and industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; small modification and retrofit projects; and retrofit projects to comply with clean air laws), which services are not generally related to customers’ construction programs. The United Kingdom and Other international construction and facilities services segments perform electrical construction, mechanical construction and facilities services. In August 2011, we sold our Canadian subsidiary, which represented our Canada construction segment and which performed electrical construction and mechanical construction. Our “Other international construction and facilities services” segment consisted of our equity interest in a Middle East venture, which interest we sold in June 2010.

Discussion and Analysis of Results of Operations

Revenues

As described in more detail below, revenues for 2011 were $5.6 billion compared to $4.9 billion for 2010 and $5.2 billion for 2009. The increase in revenues for 2011 compared to 2010 was primarily attributable to: (a) revenues of approximately $407.1 million generated by companies acquired in 2011 and 2010, which are reported within our United States facilities services and our United States mechanical construction and facilities services segments, (b) increased revenues in our United States facilities services segment, excluding revenues attributable to acquisitions in 2011 and 2010, particularly within our industrial services, mobile mechanical and government services markets and (c) an increase in revenues from our United Kingdom operations. The results of our United Kingdom operations were also impacted by the effect of favorable exchange rates for the British pound versus the United States dollar.

The decrease in revenues for 2010 compared to 2009, excluding revenues attributable to acquisitions in 2010 and 2009, extended across all of our business segments and was primarily attributable to: (a) lower revenues in both our United States electrical construction and facilities services segment and our United States mechanical construction and facilities services segment, (b) lower revenues from our United Kingdom operations, (c) lower revenues from our United States facilities services segment, and (d) the effect of unfavorable exchange rates for the British pound versus the United States dollar. This decrease in revenues was partially offset by revenues of $66.3 million generated by companies acquired in 2010 and 2009, which are reported in our United States facilities services segment.

Our backlog at December 31, 2011 was $3.3 billion, compared to $3.1 billion of backlog at December 31, 2010, excluding backlog of our Canadian subsidiary which we sold in August 2011. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. The increase in backlog as of December 31, 2011, compared to such backlog at December 31, 2010, was attributable to $414.7 million of backlog associated with the acquisition of three companies in 2011. Two of these companies are included in our United States facilities services segment, and the third is included in our United States mechanical construction and facilities services segment. Excluding backlog attributable to companies acquired in 2011, backlog decreased year over year, primarily within our United States electrical construction and facilities services, our United Kingdom and our United States facilities services segments. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues.

The following table presents our revenues by each of our operating segments and the approximate percentages that each segment’s revenues were of total revenues for the years ended December 31, 2011, 2010 and 2009 (in millions, except for percentages):

	2011	% of Total	2010	% of Total	2009	% of Total
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,155.1	21%	$1,158.9	24%	$1,273.7	24%
United States mechanical construction and facilities services	1,904.5	34%	1,708.4	35%	1,959.9	37%
United States facilities services	2,024.9	36%	1,522.3	31%	1,493.6	29%

Total United States operations	5,084.5	91%	4,389.6	90%	4,727.2	90%
United Kingdom construction and facilities services	529.0	9%	462.4	10%	500.5	10%
Other international construction and facilities services	—	—	—	—	—	—

Total worldwide operations	$5,613.5	100%	$4,852.0	100%	$5,227.7	100%

Revenues of our United States electrical construction and facilities services segment were $1,155.1 million for the year ended December 31, 2011 compared to revenues of $1,158.9 million for the year ended December 31, 2010. The slight decrease in revenues for the year ended December 31, 2011 was primarily attributable to a continued decline in revenues from hospitality construction projects, principally in the Las Vegas market as we substantially completed work on our last major project within that market, and lower revenues from transportation construction projects. This decrease was mostly offset by increased revenues from industrial, commercial, and water and wastewater construction projects. We continue to exercise discipline in taking on projects in the current economic environment, and we accept work only when we believe it can be performed at a reasonable margin.

Revenues of our United States electrical construction and facilities services segment for 2010 decreased by $114.8 million compared to 2009. The decrease in revenues for 2010 compared to 2009 was primarily attributable to lower levels of work on industrial construction projects, most notably in the Northern California and Pacific Northwest markets, and on commercial and transportation construction projects. Additionally, the decrease in revenues was partially attributable to a decline in work on hospitality construction projects, principally in the Las Vegas market. This 2010 decrease in revenues was partially offset by an increase in revenues from water/wastewater, healthcare and institutional construction projects.

Our United States mechanical construction and facilities services segment revenues for the year ended December 31, 2011 were $1,904.5 million, a $196.1 million increase compared to revenues of $1,708.4 million for the year ended December 31, 2010. The increase in revenues for the year ended December 31, 2011 was primarily attributable to revenues of approximately $186.4 million generated by a company acquired in 2011. Revenues from this segment for the year ended December 31, 2011, excluding revenues attributable to the 2011 acquisition in this segment, also increased compared to the same period in 2010. This slight increase in revenues was primarily attributable to increased work on commercial and industrial construction projects, offset in part by a continued decline in revenues from hospitality construction projects, primarily in the Las Vegas market, as we substantially completed work on our last major project in that market, and water and wastewater construction projects primarily in the South Florida market.

Our United States mechanical construction and facilities services segment revenues for 2010 decreased by $251.5 million compared to 2009. The decrease in revenues for 2010 compared to 2009 was primarily attributable to reduced work on industrial, commercial and healthcare construction projects as a result of the economic downturn and our decision to only accept work that we believe can be performed at reasonable margins. Additionally, the decrease in revenues was attributable to a decline in work on water/wastewater construction projects in the South Florida market and a decline in work on hospitality construction projects in the Las Vegas market.

Revenues of our United States facilities services segment were $2,024.9 million and $1,522.3 million in 2011 and 2010, respectively. The increase in revenues for 2011 compared to 2010 was primarily attributable to revenues of $220.7 million generated by companies acquired in 2011 and 2010, which perform facilities maintenance services, government infrastructure contracting services and mobile mechanical services, and from an increase in revenues at: (a) our industrial services operations, which have seen an increase in demand for our services in the refinery and petrochemical markets, (b) our mobile mechanical services operations, excluding revenues attributable to acquisitions in 2011 and 2010, reflecting an increase in demand for our repair services, controls installation and small project work and (c) our government services operations, due to new project awards. Additionally, a contract amendment with a client resulted in an increase in revenues based on the new terms and conditions. The amended contract provides that we are to act as a principal, whereas prior to the amendment, we acted as an agent.

Revenues of our United States facilities services segment increased by $28.7 million in 2010 compared to 2009. This increase was primarily attributable to revenues of $66.3 million generated by companies acquired in 2010 and 2009, which perform mobile mechanical services and government infrastructure contracting services, and from an increase in revenues at our government and commercial site-based facilities services operations. This increase in revenues in 2010 was offset by a decline in revenues from: (a) our industrial services operations, which had been adversely affected by a lower demand for our refinery and petrochemical services as a result of capital project curtailments and deferred maintenance, and (b) fewer discretionary projects attributable to economic conditions.

Our United Kingdom construction and facilities services segment revenues were $529.0 million in 2011 compared to $462.4 million in 2010. This increase in revenues was primarily attributable to growth in revenues from our facilities services business as a result of an expansion in scope of contracts with our existing customers in the commercial market. The increase in revenues for 2011 was also partly attributable to an increase of $18.3 million relating to the effect of favorable exchange rates for the British pound versus the United States dollar.

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

Cost of sales and Gross profit

The following table presents cost of sales, gross profit (revenues less cost of sales), and gross profit margin (gross profit as a percentage of revenues) for the years ended December 31, 2011, 2010 and 2009 (in millions, except for percentages):

	2011	2010	2009
Cost of sales	$4,879.5	$4,158.4	$4,443.5
Gross profit	$733.9	$693.5	$784.2
Gross profit margin	13.1%	14.3%	15.0%

Our gross profit for the year ended December 31, 2011 was $733.9 million, an increase of $40.4 million compared to the gross profit for the year ended December 31, 2010 of $693.5 million. The increase in gross profit was primarily attributable to: (a) companies acquired in 2011 and 2010 within our United States mechanical construction and facilities services and our United States facilities services segments, which contributed $38.5 million to gross profit, net of amortization expense of $4.6 million attributable to identifiable intangible assets, (b) our United States facilities services segment, excluding gross profit from acquisitions in 2011 and 2010, primarily due to our industrial services operations and (c) our United States electrical construction and facilities services segment. The increase in gross profit was also attributable to an increase of $1.9 million relating to the effect of favorable exchange rates for the British pound versus the United States dollar. These increases were partially offset by lower gross profit and gross profit margin from: (a) our United States mechanical construction and facilities services segment, excluding gross profit from the 2011 acquisition in this segment, primarily as a result of lower margin work acquired during the current economic environment and (b) our United Kingdom operations, whose construction business experienced project write-downs. Gross profit and gross profit margin for 2010 were favorably impacted by the resolution of an historical legal claim on a healthcare construction project in our United States mechanical construction and facilities services segment and the receipt of a contract termination fee pursuant to the terms of a contract in our United Kingdom operations. Additionally in 2010, we recognized a pretax gain of $4.5 million by our energy services operations within our United States facilities services segment from the sale of our interest in a venture, which gain is classified as a component of “Cost of sales” on the Consolidated Statements of Operations.

Our gross profit margin was 13.1% for 2011 compared to 14.3% for 2010. The decrease in gross profit margin was primarily the result of lower gross profit margin at: (a) our United States mechanical construction and facilities services segment, excluding gross profit margin attributable to the 2011 acquisition in this segment, for reasons discussed in the preceding paragraph, (b) our United States facilities services segment, partially attributable to our acquisitions in 2011 and 2010, and the contract amendment mentioned above and (c) our United Kingdom operations. Additionally in 2010, we recognized a pretax gain of $4.5 million by our energy services operations within our United States facilities services segment as discussed in the preceding paragraph. The decrease in gross profit margin in 2011 was partially offset by higher gross profit margin at our United States electrical construction and facilities services segment, primarily as a result of: (a) the favorable resolution of uncertainties upon the substantial completion of a hospitality construction project and (b) higher margins from certain transportation construction projects, as a result of claim settlements and better than anticipated project execution on other contracts.

Our gross profit decreased by $90.7 million for 2010 compared to 2009. The decrease in gross profit was primarily attributable to reduced volume across all of our business segments, excluding gross profit from acquisitions in 2010 and 2009, and lower gross profit margins at: (a) our United States electrical construction and facilities services segment and (b) our industrial services and mobile mechanical services operations, excluding gross profit from acquisitions in 2010 and 2009, within our United States facilities services segment. The decrease in gross profit was also attributable to a decrease of $1.0 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The overall decrease in gross profit was partially offset by: (a) the favorable resolution of uncertainties on certain construction projects at or nearing completion in the United States mechanical construction and facilities services segment, (b) the favorable resolution of an historical legal claim on a healthcare construction project within our United States mechanical construction and facilities services segment, (c) improved gross profit from our commercial and government site-based operations within our United States facilities services segment and (d) companies acquired in 2010 and 2009 within our United States facilities services segment, which contributed $5.6 million to gross profit, net of amortization expense of $1.6 million attributable to identifiable intangible assets. In addition, the decrease in gross profit was partially offset by: (a) an increase in gross profit contributed by our energy services operations within our United States facilities services segment, primarily as a result of the recognition of a pretax gain of $4.5 million from the sale of our interest in a venture and (b) favorable gross profit associated with the receipt of a contract termination fee pursuant to the terms of a contract within our United Kingdom construction and facilities services segment.

Our gross profit margin was 14.3% for 2010 compared to 15.0% for 2009. The decrease in gross profit margin was primarily the result of: (a) lower gross profit margins at our United States electrical construction and facilities services segment as a result of lower margins on new work performed in 2010, (b) lower gross profit margins at our industrial services and mobile mechanical services operations, excluding gross profit margin attributable to acquisitions in 2010 and 2009, within our United States facilities services segment and (c) an increase in institutional work which generally has lower margins than private sector work. In addition, 2009 was more positively affected by the favorable resolution of uncertainties on certain construction projects at or nearing completion in our United States electrical construction and facilities services segment compared to 2010. The decrease in gross profit margin in 2010 was partially offset by higher gross profit margins at our United States mechanical construction and facilities services segment, primarily as a result of: (a) the favorable resolution of uncertainties on certain construction projects at or nearing completion and (b) the favorable resolution of an historical legal claim on a healthcare construction project.

Selling, general and administrative expenses

The following table presents selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues, for the years ended December 31, 2011, 2010 and 2009 (in millions, except for percentages):

	2011	2010	2009
Selling, general and administrative expenses	$518.1	$472.1	$517.3
Selling, general and administrative expenses as a percentage of revenues	9.2%	9.7%	9.9%

Our selling, general and administrative expenses for the year ended December 31, 2011 were $518.1 million, a $46.0 million increase compared to selling, general and administrative expenses of $472.1 million for the year ended December 31, 2010. This increase was primarily attributable to: (a) $35.2 million of expenses directly related to companies acquired in 2011 and 2010, including amortization expense of $7.9 million attributable to identifiable intangible assets and (b) transaction costs of $4.7 million associated with the acquisition of USM during 2011. Selling, general and administrative expenses in 2010 benefited from a reduction in our provision for doubtful accounts due to the favorable settlements of amounts previously determined to be uncollectible. Selling, general and administrative expenses as a percentage of revenues decreased for 2011 compared to 2010, primarily due to higher overall revenues and reduced discretionary spending.

Selling, general and administrative expenses decreased by $45.2 million for 2010 compared to 2009 primarily due to: (a) reduced employee costs, such as salaries, commissions and incentive compensation, primarily as a result of the downsizing of staff at numerous locations in 2009 and lower operating results and (b) a reduction in our provision for doubtful accounts due to favorable settlements of amounts previously determined to be uncollectible. These decreases were partially offset by $4.3 million of expenses directly related to companies acquired in 2010 and 2009, including amortization expense of $0.7 million attributable to identifiable intangible assets. Selling, general and administrative expenses as a percentage of revenues decreased for 2010 compared to 2009, primarily due to lower selling, general and administrative expenses.

Restructuring expenses

Restructuring expenses, primarily relating to employee severance obligations and/or the termination of leased facilities, were $1.2 million, $1.8 million and $3.3 million for 2011, 2010 and 2009, respectively. The 2011 restructuring expenses were primarily related to employee severance obligations at our corporate headquarters. The 2010 restructuring expenses were primarily attributable to our United States electrical construction and facilities services segment, while the 2009 restructuring expenses were primarily related to our UK operations. As of December 31, 2011, 2010 and 2009, the balance of our severance obligations was $0.2 million, $0.3 million and $0.7 million, respectively. The severance obligations outstanding as of December 31, 2010 and 2009 were paid during 2011 and 2010. The majority of severance obligations outstanding as of December 31, 2011 will be paid in 2012.

Impairment loss on goodwill and identifiable intangible assets

In conjunction with our 2011 annual impairment test on October 1, we recognized a $3.8 million non-cash impairment charge related to customer relationships and trade names within the United States facilities services segment. The 2011 impairment primarily results from both lower forecasted revenues from and operating margins at specific companies within this segment.

During the third quarter of 2010 and prior to our October 1 annual impairment test, we recognized a $226.2 million non-cash impairment charge. Of this amount, $210.6 million related to goodwill and $15.6 million related to trade names. Additionally, during the second quarter of 2010, we recorded a $19.9 million non-cash impairment charge related to trade names. All of these impairments were within our United States facilities services segment.

During 2009, we recognized a $13.5 million non-cash impairment charge related to trade names and customer relationships in conjunction with our annual impairment test. Of this amount, $11.2 million related to trade names within the United States facilities services segment and $2.3 million related to trade names and customer relationships within the United States mechanical construction and facilities services segment.

Operating income (loss)

The following table presents our operating income (loss) (gross profit less selling, general and administrative expenses, restructuring expenses, and impairment loss on goodwill and identifiable intangible assets) by segment, and each segment’s operating income (loss) as a percentage of such segment’s revenues from unrelated entities, for the years ended December 31, 2011, 2010 and 2009 (in millions, except for percentages):

	2011	% of Segment Revenues	2010	% of Segment Revenues	2009	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$84.6	7.3%	$70.4	6.1%	$114.5	9.0%
United States mechanical construction and facilities services	117.0	6.1%	131.3	7.7%	129.7	6.6%
United States facilities services	68.1	3.4%	60.0	3.9%	73.7	4.9%

Total United States operations	269.7	5.3%	261.7	6.0%	317.9	6.7%
United Kingdom construction and facilities services	9.2	1.7%	15.7	3.4%	12.0	2.4%
Other international construction and facilities services	—	—	(0.1)	—	(0.1)	—
Corporate administration	(63.1)	—	(55.9)	—	(62.9)	—
Restructuring expenses	(1.2)	—	(1.8)	—	(3.3)	—
Impairment loss on goodwill and identifiable intangible assets	(3.8)	—	(246.1)	—	(13.5)	—

Total worldwide operations	210.8	3.8%	(26.5)	(0.5)%	250.1	4.8%
Other corporate items:
Interest expense	(11.3)		(12.2)		(7.9)
Interest income	1.8		2.7		4.7
Gain on sale of equity investment	—		7.9		—
Income (loss) from continuing operations before income taxes	$201.4		$(28.1)		$247.0

As described in more detail below, we had operating income of $210.8 million for 2011, compared to an operating loss of $26.5 million for 2010 and operating income of $250.1 million for 2009. The 2010 operating loss was due to the impairment loss on goodwill and identifiable intangible assets of $246.1 million.

Operating income of our United States electrical construction and facilities services segment was $84.6 million for the year ended December 31, 2011 compared to operating income of $70.4 million for the year ended December 31, 2010. The increase in operating income for 2011 compared to 2010 primarily resulted from an increase in gross profit from: (a) water and wastewater construction projects, primarily in the New York market, (b) commercial, transportation and healthcare construction projects and (c) smaller quick turn project work. In addition, operating income in 2011 benefited from the favorable resolution of uncertainties on a substantially complete hospitality construction project. These increases were partially offset by a decrease in gross profit attributable to institutional construction projects and lower operating income from certain of our Southern California operations. Selling, general and administrative expenses decreased for the year ended December 31, 2011, principally due to lower employment costs, such as salaries and employee benefits. The increase in operating margin for the year ended December 31, 2011 was primarily the result of an increase in gross profit margin and a decrease in the ratio of selling, general and administrative expense to revenues.

Operating income of our United States electrical construction and facilities services segment for 2010 decreased by $44.1 million compared to 2009. The decrease in operating income in 2010 compared to 2009 was primarily the result of lower gross profit from commercial and industrial construction projects, as a result of the economic slowdown and our selectivity in bidding on contracts. The decrease in operating income for 2010 was partially offset by an increase in the gross profit from water/wastewater construction projects. Selling, general and administrative expenses also decreased for 2010 compared to 2009, principally due to reduced employee costs, such as salaries, incentive compensation and employee benefits, primarily as a result of the downsizing of staff at numerous locations in 2009 and lower operating results. The decrease in operating margin for 2010 was primarily the result of a reduction in gross profit margin.

Our United States mechanical construction and facilities services segment operating income for the year ended December 31, 2011 was $117.0 million, a $14.3 million decrease compared to operating income of $131.3 million for the year ended December 31, 2010. The decrease in operating income for 2011 compared to 2010, excluding operating income from the 2011 acquisition in this segment, was primarily due to lower gross profit from industrial, commercial and institutional construction projects, as a result of the current economic environment and our selectivity in bidding on contracts. Additionally, 2010 benefited from the resolution of an historical legal claim on a healthcare construction project. This decline was partially offset by an increase in operating income from: (a) a company acquired in 2011, which contributed approximately $7.1 million of operating income, net of amortization expense of $3.2 million, (b) gross profit associated with hospitality construction projects, as a result of, among other things, the favorable resolution of uncertainties on current projects and the settlement of a long outstanding construction claim and (c) gross profit from healthcare construction projects. Selling, general and administrative expenses were flat in 2011 compared to 2010, excluding expenses directly related to the 2011 acquisition in this segment, which added $18.5 million of selling, general administrative costs, including $1.8 million of amortization expense attributable to identifiable intangible assets. The decrease in operating margin for the year ended December 31, 2011 was primarily the result of a reduction in gross profit margin.

Our United States mechanical construction and facilities services segment operating income for 2010 increased by $1.6 million compared to 2009. The increase in operating income in 2010 compared to 2009 was primarily due to the decrease in selling, general and administrative expenses, principally due to reduced employee costs, such as salaries and incentive compensation, primarily as a result of the downsizing of staff at numerous locations in 2009, as well as a reduction in the provision for doubtful accounts due to favorable settlements of amounts previously determined to be uncollectible. The increase in operating income was also due to: (a) the favorable resolution of uncertainties on certain construction projects at or nearing completion, particularly in the hospitality markets, and (b) the favorable resolution of an historical legal claim on a healthcare construction project. The increase in operating income for 2010 compared to 2009 was partially offset by lower gross profit from commercial, industrial and water/wastewater construction projects, as a result of the economic slowdown and our selectivity in bidding on contracts. The increase in operating margin for 2010 was primarily the result of increased gross profit margin due to the favorable resolution of matters discussed above.

Operating income of our United States facilities services segment was $68.1 million and $60.0 million in 2011 and 2010, respectively. The increase in operating income for 2011 compared to 2010 was primarily due to higher operating income from our industrial services operations, which have seen an increase in demand for our services in the refinery and petrochemical markets. The increase in operating income for 2011 was partially offset by lower operating income from lower margins on project work attributable to several project write-downs, the largest of which is due to difficult job site conditions, and lower margins on projects as a result of the competitive market in the current economic environment. Additionally in 2010, our energy services operations benefited from the recognition of a pretax gain of $4.5 million from the sale of our interest in a venture, which gain is classified as a component of “Cost of sales” on the Consolidated Statements of Operations. Companies acquired in 2011 and 2010 negatively impacted operating income by $3.8 million, including $9.2 million of amortization expense attributable to identifiable intangible assets. Selling, general and administrative expenses increased by $6.4 million for 2011 compared to 2010, excluding the increase of $16.7 million of selling, general and administrative expenses associated with companies acquired in 2011 and 2010, including amortization expense of $6.0 million. This increase was primarily attributable to an increase in employment costs such as salaries, bonuses and commissions due to higher volume. The decrease in operating margin for 2011 was primarily the result of a reduction in the gross profit margin.

Operating income of our United States facilities services segment decreased by $13.7 million in 2010 compared to 2009. The decrease in operating income for 2010 compared to 2009 was primarily due to lower operating income from: (a) our industrial services operation which had been adversely affected by lower demand for our refinery and petrochemical services as a result of capital project curtailments and deferred maintenance and lower gross profit margins and (b) fewer discretionary projects due to the effects of the economic slowdown and lower gross profit margins, primarily as a result of lower margins on recently acquired projects. The decrease in operating income for 2010 was partially offset by improved results from our commercial and government site-based operations and operating income from companies acquired in 2010 and 2009, which perform mobile mechanical services and government infrastructure contracting services and contributed $1.3 million of operating income, net of amortization expense of $2.3 million attributable to identifiable intangible assets. In addition, these decreases were partially offset by an increase in operating income for 2010 from our energy services operation, primarily as a result of the recognition of a pretax gain of $4.5 million from the sale of our interest in a venture. Selling, general and administrative expenses decreased by $8.0 million for 2010 compared to 2009, excluding the increase of $4.3 million of selling, general and administrative expenses associated with companies acquired in 2010 and 2009, including amortization expense of $0.7 million, due to reduced employee costs, such as salaries and commissions, primarily as a result of the downsizing of staff at numerous locations in 2009 and due to lower revenues. In addition, the decrease was due to a reduction in our provision for doubtful accounts. These decreases were partially offset by increased professional fees. The decrease in operating margin for 2010 was primarily the result of a reduction in gross profit margin.

Our United Kingdom construction and facilities services segment operating income was $9.2 million in 2011 compared to $15.7 million in 2010. The decrease in operating income for 2011 compared to 2010 was primarily attributable to an operating loss within our United Kingdom construction business as a result of losses recognized on various institutional and commercial construction projects and a decrease in the gross margin from its facilities services business, which benefited in 2010 from favorable gross profit associated with the receipt of a contract termination fee pursuant to the terms of a contract. The decrease in operating income was partially offset by a continued decrease in the actuarially determined pension costs associated with our United Kingdom defined pension plan and an increase of $0.6 million relating to the effect of favorable exchange rates for the British pound versus the United States dollar. The decrease in operating margin for 2011 was brought about by a combination of lower gross profit margins, partially offset by a decrease in selling, general and administrative expenses as a percentage of revenues.

Our United Kingdom construction and facilities services segment operating income increased by $3.7 million in 2010 compared to 2009. The increase in operating income for 2010 compared to 2009 was primarily attributable to the decrease in the actuarially determined pension costs associated with the curtailment of our United Kingdom defined pension plan and the favorable gross profit associated with the receipt of a contract termination fee pursuant to the terms of a contract. These increases were partially offset by a decrease of $0.6 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The increase in operating margin for 2010 was brought about by a combination of increased gross profit margins and a decrease in selling, general and administrative expenses as a percentage of revenues.

In June 2010, we sold our equity interest in a Middle East venture to our partner in the venture. As a result of this sale, we received $7.9 million and recognized a pretax gain in this amount, which is classified as a “Gain on sale of equity investment” on the Consolidated Statements of Operations. The Other international construction and facilities services segment operating loss was approximately $0.1 million and $0.1 million for 2010 and 2009, respectively.

Our corporate administration expenses were $63.1 million for 2011 compared to $55.9 million in 2010. The increase in expenses for 2011 as compared to 2010 is primarily attributable to $4.7 million of transaction costs associated with the acquisition of USM during 2011 and higher incentive compensation costs. This increase was partially offset by reduced employee costs, such as salaries, as a result of the restructuring at our corporate headquarters earlier in 2011. The decrease of $7.0 million in expenses comparing 2010 to 2009 was primarily attributable to a decline in incentive compensation, marketing and advertising expenses, as well as lower professional fees.

Non-operating items

Interest expense was $11.3 million, $12.2 million and $7.9 million for 2011, 2010 and 2009, respectively. The $0.9 million decrease in interest expense for 2011 compared to 2010 was primarily due to lower interest rates. This decrease was partially offset by an increase in the amortization of debt issuance costs of $0.4 million associated with the acceleration of some of these costs in conjunction with the amendment and restatement of our credit facility in 2011. The $4.3 million increase in interest expense for 2010 compared to 2009 was due to higher cost of borrowing and the acceleration of expense for debt issuance costs associated with the termination of a term loan and the amendment and restatement of our credit facility in 2010.

Interest income was $1.8 million, $2.7 million and $4.7 million for 2011, 2010 and 2009, respectively. The decreases in interest income were primarily related to lower interest rates earned on our invested cash balances, as well as lower cash available to invest in 2011.

The $7.9 million “Gain on sale of equity investment” in 2010 was attributable to the June 2010 sale of our equity interest in a Middle East venture to our partner in the venture, the operating results of which have been reported in our Other international construction and facilities services segment.

For joint ventures that have been accounted for using the consolidation method of accounting, noncontrolling interest represents the allocation of earnings to our joint venture partners who either have a minority-ownership interest in the joint venture or are not at risk for the majority of losses of the joint venture.

Our 2011 income tax provision from continuing operations was $76.8 million compared to $53.7 million for 2010 and $92.6 million for 2009 based on effective income tax rates, before the tax effect of non-cash impairment charges, of approximately 38.7%, 37.2% and 37.8%, respectively. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to non-controlling interests, for the years ended December 31, 2011, 2010 and 2009, inclusive of non-cash impairment charges, were 38.7%, (167.2)% and 37.8%, respectively. The increase in the 2011 income tax provision was primarily due to increased income before income taxes, the effect of a change in the United Kingdom statutory tax rate and a change in the allocation of earnings among various jurisdictions. The Company recognized a non-cash goodwill impairment charge of approximately $210.6 million during 2010. Approximately $34.0 million of this impairment is deductible for income tax purposes. The remaining $176.6 million of this impairment is not deductible for income tax purposes. This non-deductible portion had a significant impact on the effective income tax rate for 2010.

Discontinued operations

In August 2011, we disposed of our entire interest in our Canadian subsidiary, which represented our Canada construction segment, to a group of investors, including members of the former subsidiary’s management team. We received approximately $17.3 million in payment for the shares. In addition, we also received approximately $26.4 million in repayment of indebtedness owed by our Canadian subsidiary to us. Proceeds from the sale of discontinued operation, net of cash sold, totaled $26.6 million. Net income from discontinued operation for the year ended December 31, 2011 was $9.1 million, net of income taxes. Included in the net income from discontinued operation for the year ended December 31, 2011 was a gain on sale of $9.1 million (net of income tax provision of $2.8 million) resulting from the sale of the subsidiary. The gain on sale of discontinued operation includes $15.5 million related to amounts previously reported in the foreign translation adjustment component of accumulated other comprehensive income.

Liquidity and Capital Resources

The following table presents net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2011 and 2010 (in millions):

	2011	2010
Net cash provided by operating activities	$149.4	$69.5
Net cash used in investing activities	$(320.5)	$(32.7)
Net cash used in financing activities	$(29.3)	$(48.0)
Effect of exchange rate changes on cash and cash equivalents	$0.9	$(4.9)

Our consolidated cash balance decreased by approximately $199.5 million from $710.8 million at December 31, 2010 to $511.3 million at December 31, 2011. Net cash provided by operating activities for 2011 of $149.4 million, compared to $69.5 million in net cash provided by operating activities for 2010, was primarily due to improved operating results and changes in our working capital. Additionally in 2010, we made a $25.9 million one-time supplemental contribution to the United Kingdom defined benefit pension plan. Net cash used in investing activities was $320.5 million for 2011 compared to $32.7 million used in 2010. This increase was primarily due to a $262.5 million increase in payments for acquisitions of businesses, a $10.2 million increase in amounts paid for the purchase of property, plant and equipment and a $17.6 million increase in short-term investments. Net cash used in financing activities for 2011 was $29.3 million compared to $48.0 million used in 2010. This decrease was primarily attributable to the repayment of our term loan and debt issuance costs in 2010, partially offset by the $27.5 million used to repurchase our common stock in 2011. The non-cash impairment charges did not have any impact on our compliance with our debt covenants or on our cash flows.

Our consolidated cash balance decreased by approximately $16.1 million from $727.0 million at December 31, 2009 to $710.8 million at December 31, 2010. Net cash provided by operating activities for 2010 of $69.5 million, compared to $360.8 million in net cash provided by operating activities for 2009, was primarily due to lower operating results, changes in our working capital, including a reduction in accruals for payroll and benefits and a one-time contribution of $25.9 million to the United Kingdom defined benefit pension plan. Net cash used in investing activities was $32.7 million for 2010 compared to $52.6 million used in 2009. This decrease was primarily due to $25.6 million of proceeds from the sale of equity investments, a $7.9 million decrease in investments in and advances to unconsolidated entities and joint ventures, a $4.7 million decrease in amounts paid for the purchase of property, plant and equipment, and a $4.4 million decrease in payments pursuant to earn-out agreements, offset by a $22.6 million increase in payments for acquisitions of businesses. Net cash used in financing activities for 2010 increased by $48.1 million, compared to 2009, primarily attributable to repayment of our term loan and debt issuance costs, partially offset by borrowings under our new revolving credit facility. The non-cash impairment charges did not have any impact on our compliance with our debt covenants or on our cash flows.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Facility (including interest at 1.80%) (1)	$163.4	$2.7	$5.5	$155.2	$—
Capital lease obligations	5.3	1.8	2.7	0.8	—
Operating leases	212.9	54.3	78.8	46.8	33.0
Open purchase obligations (2)	845.2	697.2	129.6	18.4	—
Other long-term obligations, including current portion (3)	266.5	41.2	214.3	11.0	—
Liabilities related to uncertain income tax positions	8.0	0.3	7.3	0.4	—

Total Contractual Obligations	$1,501.3	$797.5	$438.2	$232.6	$33.0

	Amount of Commitment Expirations by Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of credit	$83.1	$83.1	$—	$—	$—

(1)

We classify these borrowings as long-term on our consolidated balance sheets because of our intent to repay the amounts on a long-term basis. These amounts are outstanding at our discretion and are not payable until the 2011 Revolving Credit Facility expires in November 2016. As of December 31, 2011, there were borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility.

(2)

Represents open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in EMCOR’s consolidated balance sheets and should not impact future cash flows, as amounts should be recovered through customer billings.

(3)

Represents primarily insurance related liabilities and liabilities for deferred income taxes, incentive compensation and earn-out arrangements, classified as other long-term liabilities in the consolidated balance sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate these payments. We provide funding to our post retirement plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated, and therefore, have not been included in the table.

Until November 21, 2011, we had a revolving credit agreement (the “2010 Revolving Credit Facility”) as amended, which provided for a credit facility of $550.0 million. The 2010 Revolving Credit Facility was effective February 4, 2010 and replaced an earlier revolving credit facility (the “2005 Revolving Credit Facility”) of $375.0 million. Effective November 21, 2011, we replaced the 2010 Revolving Credit Facility that was due to expire February 4, 2013 with an amended and restated $750.0 million revolving credit facility (the “2011 Revolving Credit Facility”). The 2011 Revolving Credit Facility expires in November 2016 and permits us to increase our borrowing to $900.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of the borrowing capacity under the 2011 Revolving Credit Facility to letters of credit, which amount compares to $175.0 million under the 2010 Revolving Credit Facility and $125.0 million under the 2005 Revolving Credit Facility. The 2011 Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2011 Revolving Credit Facility contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2011 Revolving Credit Facility, which ranges from 0.25% to 0.35%, based on certain financial tests. The fee is 0.25% of the unused amount as of December 31, 2011. Borrowings under the 2011 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at December 31, 2011) plus 0.50% to 1.00%, based on certain financial tests or (2) United States dollar LIBOR (0.30% at December 31, 2011) plus 1.50% to 2.00%, based on certain financial tests. The interest rate in effect at December 31, 2011 was 1.80%. Letter of credit fees issued under this facility range from 1.50% to 2.00% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. We capitalized approximately $4.1 million of debt issuance costs associated with the 2011 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. In connection with the termination of the 2010 Revolving Credit Facility, $0.4 million attributable to the acceleration of expense for debt issuance costs in connection with the 2010 Revolving Credit Facility was recorded as part of interest expense. As of December 31, 2011 and December 31, 2010, we had approximately $83.1 million and $82.4 million of letters of credit outstanding, respectively. We had borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility at December 31, 2010, and we have borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility at December 31, 2011, which may remain outstanding at our discretion until the 2011 Revolving Credit Facility expires. Based on the $150.0 million borrowings outstanding on the 2011 Revolving Credit Facility, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.2 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.2 million in the next twelve months.

On September 19, 2007, we entered into an agreement providing for a $300.0 million term loan (“Term Loan”). The proceeds of the Term Loan were used to pay a portion of the consideration for an acquisition and costs and expenses incident thereto. In connection with the closing of the 2010 Revolving Credit Facility, we borrowed $150.0 million under that facility and used the proceeds along with cash on hand to prepay on February 4, 2010 all indebtedness outstanding under the Term Loan, which then terminated. In connection with this prepayment, $0.6 million attributable to the acceleration of expense for debt issuance costs associated with the Term Loan was recorded as part of interest expense.

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

On September 26, 2011, our Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. During 2011, we repurchased approximately 1.2 million shares of our common stock for approximately $27.5 million. As of December 31, 2011, there remained authorization for us to repurchase approximately $72.5 million of our shares. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase program may be made from time to time as permitted by securities laws and other legal requirements. The repurchase program has been and will be funded from the Company’s internal funds.

The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The

Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2011, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.2 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.

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

From time to time in the ordinary course of business, we guarantee obligations of our subsidiaries under certain contracts. Generally, we are liable under such an arrangement only if our subsidiary fails to perform its obligations under the contract. Historically, we have not incurred any substantial liabilities as a consequence of these guarantees.

We do not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein.

Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2011 Revolving Credit Facility, that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. In addition to managing borrowings, our focus on the facilities services market is intended to provide an additional buffer against economic downturns inasmuch as a part of our facilities services business is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During past economic downturns, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Cost and estimated earnings in excess of billings on uncompleted contracts”, were $326.9 million and $368.4 million as of December 31, 2011 and 2010, respectively.

Long-term liquidity requirements can be expected to be met through cash generated from operating activities and our 2011 Revolving Credit Facility. Based upon our current credit ratings and financial position, we can reasonably expect to be able to incur long-term debt to fund acquisitions. Over the long term, our primary revenue risk factor continues to be the level of demand for non- residential construction services, which is influenced by macroeconomic trends including interest rates and governmental economic policy. In addition, our ability to perform work is critical to meeting long-term liquidity requirements.

We do not expect the disposition of our Canadian subsidiary to have a material impact on our future liquidity.

We believe that current cash balances and our borrowing capacity available under the 2011 Revolving Credit Facility or other forms of financing available to us through borrowings, combined with cash expected to be generated from operations, will be sufficient to provide our short-term and foreseeable long-term liquidity needs and meet our expected capital expenditure requirements. However, we are a party to lawsuits and other proceedings in which other parties seek to recover from us amounts ranging from a few thousand dollars to over $10.0 million. We do not believe that any such matters will have a materially adverse effect on our financial position, results of operations or liquidity.

On September 26, 2011, we announced our plans to pay a regular quarterly dividend of $.05 per common share. We paid a quarterly dividend of $.05 per common share on October 25, 2011 and on January 31, 2012. Prior to October 25, 2011, no cash dividends had been paid on the Company’s common stock. Our revolving credit facility limits the payment of dividends on our common stock. However, we do not believe that the terms of the credit facility currently materially limit our ability to pay a quarterly dividend of $.05 per share for the foreseeable future. The payment of dividends has been and will be funded from our operations.

Certain Insurance Matters

As of December 31, 2011 and 2010, we utilized approximately $82.9 million and $82.2 million, respectively, of letters of credit obtained under our 2011 Revolving Credit Facility and our 2010 Revolving Credit Facility, respectively, as collateral for insurance obligations.

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

Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill unbilled revenues and collect amounts after billing. The profit associated with claim amounts is not recognized until the claim has been settled and payment has been received. As of December 31, 2011 and 2010, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $14.5 million and $9.3 million, respectively, and claims of approximately $1.6 million and $6.3 million, respectively. In addition, accounts receivable as of December 31, 2011 and 2010 included claims of approximately $0.2 million and $1.8 million, respectively, plus unapproved change orders and contractually billed amounts related to such contracts of approximately $40.4 million and $42.7 million, respectively. Generally, contractually billed amounts will not be paid by the customer to us until final resolution of related claims. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of facilities services for maintenance, repair and retrofit work consistent with the performance of services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Provisions for the entirety of estimated losses on contracts are made in the period in which such losses are determined.

Accounts Receivable

We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of past due balances. The provision for (recovery of) doubtful accounts during 2011, 2010 and 2009 amounted to approximately $2.2 million, $(5.1) million and $7.2 million, respectively. At December 31, 2011 and 2010, our accounts receivable of $1,187.8 million and $1,090.9 million, respectively, included allowances for doubtful accounts of $16.7 million and $17.3 million, respectively. The decrease in our allowance for doubtful accounts was due to the recovery of amounts previously determined to be uncollectible and the write-off of accounts receivable against the allowance for doubtful accounts. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.

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

Income Taxes

We had net deferred income tax liabilities at December 31, 2011 of $29.0 million and net deferred income tax assets of $5.2 million at December 31, 2010, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of December 31, 2011 and 2010, the total valuation allowance on gross deferred income tax assets was approximately $3.4 million and $0.8 million, respectively.

Goodwill and Identifiable Intangible Assets

As of December 31, 2011, we had $566.8 million and $370.4 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2010, goodwill and net identifiable intangible assets were $406.8 million and $245.1 million, respectively. The changes to goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2010 were related to: (a) the acquisition of three companies during 2011, (b) the finalization of the purchase price accounting for the acquisition of a company during the fourth quarter of 2010 and (c) earn-outs paid and/or accrued related to previous acquisitions. During 2011, the purchase price accounting for acquisitions made during the first quarter of 2011 and the fourth quarter of 2010 was finalized. As a result, identifiable intangible assets ascribed to its goodwill, contract backlog, customer relationships, trade name and related non-competition agreements were adjusted with an insignificant impact. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.

We test for impairment of goodwill at the reporting unit level utilizing the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. The weighted average cost of capital used in our annual testing for impairment as of October 1, 2011 was 13.6% and 12.3% for our domestic construction segments and our United States facilities services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for our domestic segments. For the years ended December 31, 2011 and 2009, no impairment of our goodwill was recognized.

During the third quarter of 2010 and prior to our October 1 annual impairment test, we concluded that impairment indicators may have existed within the United States facilities services segment based upon the year to date results and recent forecasts. As a result of that conclusion, we performed a step one test as prescribed under ASC 350 for that particular reporting unit which concluded that impairment indicators existed within that reporting unit due to significant declines in year to date revenues and operating margins which caused us to revise our expectations for the strength of a near term recovery in our financial models for businesses within that reporting unit. Specifically, we reduced our net sales growth rates and operating margins within our discounted cash flow model, as well as our terminal value growth rates. In addition, we estimated a higher participant risk adjusted weighted average cost of capital. Therefore, the required second step of the assessment for the reporting unit was performed in which the implied fair value of that reporting unit’s goodwill was compared to the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the reporting unit is allocated to all of those assets and liabilities of that unit (including both recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of that reporting unit’s goodwill, an impairment loss is recognized in the amount of the excess and is charged to operations. We determined the fair value of the reporting unit using discounted estimated future cash flows. The weighted average cost of capital used in testing for impairment at the interim date was 12.5% with a perpetual growth rate of 2.8% for our United States facilities services segment. As a result of our interim impairment assessment, we recognized a $210.6 million non-cash goodwill impairment charge in the third quarter of 2010. Additionally, we performed our annual impairment test as of October 1, and no additional impairment of our goodwill was recognized in the fourth quarter of 2010. The weighted average cost of capital used in our annual testing for impairment was 13.2% and 12.2% for our domestic construction segments and our United States facilities services segment, respectively. The perpetual growth rate used for our annual testing was 3.0% for our domestic construction segments and 2.8% for our United States facilities services segment, respectively.

As of December 31, 2011, we had $566.8 million of goodwill on our balance sheet and, of this amount, approximately 64.3% relates to our United States facilities services segment, approximately 35.0% relates to our United States mechanical construction and facilities services segment and approximately 0.7% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, the fair values of our United States facilities services, United States mechanical construction and facilities services and United States electrical construction and facilities services segments exceeded their carrying values by approximately $88.3 million, $346.9 million and $285.6 million, respectively.

We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. The annual impairment review of our trade names for the year ended December 31, 2011 resulted in a $1.0 million non-cash impairment charge as a result of a change in the fair value of trade names associated with certain prior acquisitions reported within our United States facilities services segment. During the second and third quarters of 2010, we recorded non-cash impairment charges of $35.5 million associated with the fair value of trade names from prior acquisitions reported within our United States facilities services segment. The annual impairment review of our trade names for the year ended December 31, 2009 resulted in an $11.5 million non-cash impairment charge as a result of a change in the fair value of trade names associated with certain prior acquisitions reported within our United States facilities services and United States mechanical construction and facilities services segments. The current year impairment primarily results from both lower forecasted revenues from and operating margins at specific companies within our United States facilities services segment.

In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. Based on facts and circumstances that indicated an impairment may exist, we performed an impairment review of our other identifiable intangible assets for the years ended December 31, 2011 and 2009. As a result of these reviews, we recognized a $2.8 million non-cash impairment charge as a result of a change in the fair value of customer relationships associated with certain prior acquisitions reported within our United States facilities services segment for the year ended December 31, 2011 and a $2.0 million non-cash impairment charge as a result of a change in the fair value of customer relationships associated with certain prior acquisitions reported within our United States mechanical construction and facilities services segment for the year ended December 31, 2009. For the year ended December 31, 2010 no impairment of our other identifiable intangible assets was recognized.

Our development of the present value of future cash flow projections used in impairment testing is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins and weighted average cost of capital, among others. Much of the information used in assessing fair value is outside the control of management, such as interest rates, and these assumptions and estimates can change in future periods. There can be no assurances that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding business plans or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required, as we did in 2011, 2010 and 2009 to record further goodwill and/or identifiable intangible asset impairment charges in future periods.

During 2011, we recognized a $3.8 million non-cash impairment charge as discussed above. Of this amount, $2.8 million relates to customer relationships and $1.0 million relates to trade names. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not used any derivative financial instruments, except as discussed below, during the years ended December 31, 2011 and 2010, including trading or speculating on changes in commodity prices of materials used in our business.

We are exposed to market risk for changes in interest rates for borrowings under the 2011 Revolving Credit Facility and were exposed to market risk as it related to the interest rate swap. Borrowings under the 2011 Revolving Credit Facility bear interest at variable rates. For further information on borrowing rates and interest rate sensitivity, refer to the Liquidity and Capital Resources discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2011, there were borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility. Based on the $150.0 million borrowings outstanding on the 2011 Revolving Credit Facility, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.2 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.2 million in the next twelve months. As of December 31, 2009, the fair value of our interest rate swap was a net liability of $1.2 million. Under the terms of the interest rate swap, which matured in October 2010, we paid the counterparty a fixed rate of interest of 2.225% and received a variable rate of interest from the same counterparty.

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

In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in both our construction and facilities services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 8,000 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to projects in progress.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EMCOR Group, Inc.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$511,322	$710,836
Accounts receivable, less allowance for doubtful accounts of $16,685 and $17,287, respectively	1,187,832	1,090,927
Costs and estimated earnings in excess of billings on uncompleted contracts	114,836	88,253
Inventories	44,914	32,778
Prepaid expenses and other	77,749	57,373

Total current assets	1,936,653	1,980,167
Investments, notes and other long-term receivables	5,618	6,211
Property, plant and equipment, net	101,663	88,615
Goodwill	566,805	406,804
Identifiable intangible assets, net	370,373	245,089
Other assets	32,964	28,656

Total assets	$3,014,076	$2,755,542

LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit facility	$—	$—
Current maturities of long-term debt and capital lease obligations	1,522	489
Accounts payable	477,801	416,715
Billings in excess of costs and estimated earnings on uncompleted contracts	441,695	456,690
Accrued payroll and benefits	204,785	192,407
Other accrued expenses and liabilities	205,110	166,398

Total current liabilities	1,330,913	1,232,699
Borrowings under revolving credit facility	150,000	150,000
Long-term debt and capital lease obligations	3,335	1,184
Other long-term obligations	284,697	208,814

Total liabilities	1,768,945	1,592,697

Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 68,125,437 and 68,954,426 shares issued, respectively	681	690
Capital surplus	417,136	427,613
Accumulated other comprehensive loss	(78,649)	(42,411)
Retained earnings	910,042	782,576
Treasury stock, at cost 1,681,037 and 2,293,875 shares, respectively	(14,476)	(15,525)

Total EMCOR Group, Inc. stockholders’ equity	1,234,734	1,152,943
Noncontrolling interests	10,397	9,902

Total equity	1,245,131	1,162,845

Total liabilities and equity	$3,014,076	$2,755,542

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31,

(In thousands, except per share data)

	2011	2010	2009
Revenues	$5,613,459	$4,851,953	$5,227,699
Cost of sales	4,879,510	4,158,430	4,443,474

Gross profit	733,949	693,523	784,225
Selling, general and administrative expenses	518,121	472,135	517,302
Restructuring expenses	1,240	1,835	3,275
Impairment loss on goodwill and identifiable intangible assets	3,795	246,081	13,526

Operating income (loss)	210,793	(26,528)	250,122
Interest expense	(11,261)	(12,153)	(7,872)
Interest income	1,820	2,657	4,708
Gain on sale of equity investment	—	7,900	—

Income (loss) from continuing operations before income taxes	201,352	(28,124)	246,958
Income tax provision	76,764	53,711	92,553

Income (loss) from continuing operations	124,588	(81,835)	154,405
Income (loss) from discontinued operation, net of income taxes	9,083	(849)	8,672

Net income (loss) including noncontrolling interests	133,671	(82,684)	163,077
Less: Net income attributable to noncontrolling interests	(2,845)	(4,007)	(2,321)

Net income (loss) attributable to EMCOR Group, Inc.	$130,826	$(86,691)	$160,756

Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.82	$(1.30)	$2.31
From discontinued operation	0.14	(0.01)	0.13

Net income (loss) attributable to EMCOR Group, Inc. common stockholders	$1.96	$(1.31)	$2.44

Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.78	$(1.30)	$2.25
From discontinued operation	0.13	(0.01)	0.13

Net income (loss) attributable to EMCOR Group, Inc. common stockholders	$1.91	$(1.31)	$2.38

Dividends declared per common share	$0.05	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31,

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$133,671	$(82,684)	$163,077
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,426	25,498	26,768
Amortization of identifiable intangible assets	26,350	16,417	18,977
Provision for (recovery of) doubtful accounts	2,238	(5,126)	7,178
Deferred income taxes	8,826	(15,390)	2,922
Gain on sale of discontinued operation, net of income taxes	(9,127)	—	—
Gain on sale of equity investments	—	(12,409)	—
Loss on sale of property, plant and equipment	592	127	387
Excess tax benefits from share-based compensation	(3,619)	(1,474)	(2,203)
Equity income from unconsolidated entities	(1,301)	(843)	(2,706)
Non-cash expense for amortization of debt issuance costs	2,438	2,703	1,530
Non-cash income from contingent consideration arrangements	(2,772)	(394)	(304)
Non-cash expense for impairment of goodwill and identifiable intangible assets	3,795	246,081	13,526
Non-cash compensation expense	5,447	5,742	7,454
Supplemental defined benefit plan contribution	—	(25,916)	—
Distributions from unconsolidated entities	606	958	6,177

Changes in operating assets and liabilities, excluding effect of businesses acquired:
(Increase) decrease in accounts receivable	(75,529)	(8,342)	354,206
(Increase) decrease in inventories	(10,549)	2,118	20,135
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(33,816)	8,757	18,472
Increase (decrease) in accounts payable	34,727	16,992	(135,107)
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(16,278)	(73,714)	(87,645)
Increase (decrease) in accrued payroll and benefits and other accrued expenses and liabilities	49,608	(42,639)	(19,014)
Changes in other assets and liabilities, net	6,692	13,065	(33,058)

Net cash provided by operating activities	149,425	69,527	360,772

Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired, and related earn-out agreements	(301,306)	(39,902)	(21,686)
Proceeds from sale of discontinued operation, net of cash sold	26,627	—	—
Proceeds from sale of equity investments	—	25,570	—
Proceeds from sale of property, plant and equipment	1,409	1,032	1,215
Purchase of property, plant and equipment	(29,581)	(19,359)	(24,100)
Purchases of short-term investments with original maturities greater than 90 days	(17,639)	—	—
Investment in and advances to unconsolidated entities and joint ventures	(28)	(65)	(8,000)

Net cash used in investing activities	(320,518)	(32,724)	(52,571)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	153,000	—
Repayments of revolving credit facility	—	(3,000)	—
Repayments of long-term debt and debt issuance costs	(4,147)	(200,828)	(3,041)
Repayments of capital lease obligations	(1,095)	(430)	(1,085)
Dividends paid to stockholders	(3,336)	—	—
Repurchase of common stock	(27,523)	—	—
Proceeds from exercise of stock options	5,608	2,818	2,801
Shares tendered to satisfy minimum tax withholding	(1,256)	(875)	(1,660)
Issuance of common stock under employee stock purchase plan	2,310	2,305	2,165
Payment for contingent consideration arrangement	(1,118)	—	—
Distributions to noncontrolling interests	(2,350)	(2,500)	(1,350)
Excess tax benefits from share-based compensation	3,619	1,474	2,203

Net cash (used in) provided by financing activities	(29,288)	(48,036)	33

Effect of exchange rate changes on cash and cash equivalents	867	(4,906)	12,872

(Decrease) increase in cash and cash equivalents	(199,514)	(16,139)	321,106
Cash and cash equivalents at beginning of year	710,836	726,975	405,869

Cash and cash equivalents at end of year	$511,322	$710,836	$726,975

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc.

and Subsidiaries

CONSOLIDATED STATEMENTS OF EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

			EMCOR Group, Inc. Stockholders
	Total	Comprehensive income (loss)	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2008	$1,050,769		$681	$397,895	$(49,318)	$708,511	$(14,424)	$7,424
Net income including noncontrolling interests	163,077	$163,077	—	—	—	160,756	—	2,321
Foreign currency translation adjustments	5,830	5,830	—	8	5,822	—	—	—
Post retirement adjustment, net of tax of $3.2 million	(8,612)	(8,612)	—	—	(8,612)	—	—	—
Deferred loss on cash flow hedge, net of tax of $0.5 million	(746)	(746)	—	—	(746)	—	—	—
Loss on partial de-designation of cash flow hedge, net of tax of $0.1 million	155	155	—	—	155	—	—	—

Comprehensive income		159,704
Less: Net income attributable to noncontrolling interests		(2,321)

Comprehensive income attributable to EMCOR		$157,383

Treasury stock, at cost (2)	(1,660)		—	—	—	—	(1,660)	—
Common stock issued under share-based compensation plans (3)	9,384		6	8,745	—	—	633	—
Common stock issued under employee stock purchase plan	2,165		—	2,165	—	—	—	—
Distributions to noncontrolling interests	(1,350)		—	—	—	—	—	(1,350)
Share-based compensation expense	5,492		—	5,492	—	—	—	—
Capital contributed by selling shareholders of an acquired business (4)	1,962		—	1,962	—	—	—	—

Balance, December 31, 2009	1,226,466		687	416,267	(52,699)	869,267	(15,451)	8,395
Net (loss) income including noncontrolling interests	(82,684)	$(82,684)	—	—	—	(86,691)	—	4,007
Foreign currency translation adjustments	3,196	3,196	—	—	3,196	—	—	—
Post retirement adjustment, net of tax of $2.5 million	6,501	6,501	—	—	6,501	—	—	—
Deferred gain on cash flow hedge, net of tax of $0.4 million	591	591	—	—	591	—	—	—

Comprehensive loss		(72,396)
Less: Net income attributable to noncontrolling interests		(4,007)

Comprehensive loss attributable to EMCOR		$(76,403)

Treasury stock, at cost (2)	(875)		—	—	—	—	(875)	—
Common stock issued under share-based compensation plans (3)	4,103		3	3,299	—	—	801	—
Common stock issued under employee stock purchase plan	2,305		—	2,305	—	—	—	—
Distributions to noncontrolling interests	(2,500)		—	—	—	—	—	(2,500)
Share-based compensation expense	5,742		—	5,742	—	—	—	—

Balance, December 31, 2010	1,162,845		690	427,613	(42,411)	782,576	(15,525)	9,902
Net income including noncontrolling interests	133,671	$133,671	—	—	—	130,826	—	2,845
Foreign currency translation adjustments (5)	(14,182)	(14,182)	—	—	(14,182)	—	—	—
Post retirement adjustment, net of tax of $7.6 million	(22,056)	(22,056)	—	—	(22,056)	—	—	—

Comprehensive income		97,433
Less: Net income attributable to noncontrolling interests		(2,845)

Comprehensive income attributable to EMCOR		$94,588

Treasury stock, at cost (2)	(1,256)		—	—	—	—	(1,256)	—
Common stock issued under share-based compensation plans (3)	11,561		3	9,253	—	—	2,305	—
Common stock issued under employee stock purchase plan	2,310		—	2,310	—	—	—	—
Common stock dividends	(3,336)		—	24	—	(3,360)	—	—
Repurchase of common stock	(27,523)		(12)	(27,511)	—	—	—	—
Distributions to noncontrolling interests	(2,350)		—	—	—	—	—	(2,350)
Share-based compensation expense	5,447		—	5,447	—	—	—	—

Balance, December 31, 2011	$1,245,131		$681	$417,136	$(78,649)	$910,042	$(14,476)	$10,397

(1)

As of December 31, 2011, represents cumulative foreign currency translation and post retirement liability adjustments of $5.6 million and $(84.2) million, respectively. As of December 31, 2010, represents cumulative foreign currency translation and post retirement liability adjustments of $19.8 million, $(62.2) million, respectively. As of December 31, 2009, represents cumulative foreign currency translation, post retirement liability adjustments and deferred loss on interest rate swap of $16.6 million, $(68.7) million and $(0.6) million, respectively.

(2)	Represents value of shares of common stock withheld by EMCOR for minimum statutory income tax withholding requirements upon the issuance of shares in respect of restricted stock units.

(3)	Includes the tax benefit associated with share-based compensation of $6.2 million in 2011, $2.0 million in 2010 and $2.2 million in 2009.

(4)

Represents redistributed portion of acquisition-related payments to certain employees of a company, the outstanding stock of which we acquired. These employees were not shareholders of that company. Such payments were dependent on continuing employment with us and were recorded as non-cash compensation expense.

(5)	Includes a $15.5 million foreign currency translation reversal relating to the disposition of our Canadian subsidiary, which was included as part of the gain on sale of discontinued operation.

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

The results of operations for all periods presented reflect: (a) discontinued operations accounting due to the disposition of our interest in our Canadian subsidiary in August 2011 and (b) certain reclassifications of prior period amounts to conform to current year presentation.

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

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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

Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Costs incurred on uncompleted contracts	$7,598,325	$7,274,211
Estimated earnings, thereon	830,622	811,651

	8,428,947	8,085,862
Less: billings to date	8,755,806	8,454,299

	$(326,859)	$(368,437)

Such amounts were included in the accompanying Consolidated Balance Sheets at December 31, 2011 and 2010 under the following captions (in thousands):

	2011	2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$114,836	$88,253
Billings in excess of costs and estimated earnings on uncompleted contracts	(441,695)	(456,690)

	$(326,859)	$(368,437)

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

As of December 31, 2011 and 2010, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $14.5 million and $9.3 million, respectively, and claims of approximately $1.6 million and $6.3 million, respectively. In addition, accounts receivable as of December 31, 2011 and 2010 included claims of approximately $0.2 million and $1.8 million, respectively, plus contractually billed amounts related to such contracts of $40.4 million and $42.7 million, respectively. Generally, contractually billed amounts will not be paid by the customer to us until final resolution of related claims.

Classification of Contract Amounts

In accordance with industry practice, we classify as current all assets and liabilities related to the performance of long-term contracts. The contracting cycle for certain long-term contracts may extend beyond one year, and, accordingly, collection or payment of amounts related to these contracts may extend beyond one year. Accounts receivable at December 31, 2011 and 2010 included $188.1 million and $213.8 million, respectively, of retainage billed under terms of these contracts. We estimate that approximately 77% of retainage recorded at December 31, 2011 will be collected during 2012. Accounts payable at December 31, 2011 and 2010 included $39.5 million and $42.8 million, respectively, of retainage withheld under terms of the contracts. We estimate that approximately 85% of retainage withheld at December 31, 2011 will be paid during 2012.

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

Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts. This allowance is based upon the best estimate of the probable losses in existing accounts receivable. The Company determines the allowances based upon individual accounts when information indicates the customers may have an inability to meet the financial obligation, as well as historical collection and write-off experience. These amounts are re-evaluated and adjusted on a regular basis as additional information is received. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful. At December 31, 2011 and 2010, our accounts receivable of $1,187.8 million and $1,090.9 million, respectively, included allowances for doubtful accounts of $16.7 million and $17.3 million, respectively. The provision for (recovery of) doubtful accounts during 2011, 2010 and 2009 amounted to approximately $2.2 million, $(5.1) million and $7.2 million, respectively.

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

The carrying values of property, plant and equipment are reviewed for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. In performing this review for recoverability, property, plant and equipment

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

is assessed for possible impairment by comparing their carrying values to their undiscounted net pre-tax cash flows expected to result from the use of the asset. Impaired assets are written down to their fair values, generally determined based on their estimated future discounted cash flows. Based on the results of our testing for the years ended December 31, 2011, 2010 and 2009, no impairment of property, plant and equipment was recognized.

Goodwill and Identifiable Intangible Assets

Goodwill and other identifiable intangible assets with indefinite lives that are not being amortized, such as trade names, are instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators) and are written down if impaired. Identifiable intangible assets with finite lives are amortized over their useful lives and are reviewed for impairment whenever facts and circumstances indicate that their carrying values may not be fully recoverable. See Note 9—Goodwill and Identifiable Intangible Assets of the notes to consolidated financial statements for additional information.

Insurance Liabilities

Our insurance liabilities are determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. At December 31, 2011 and 2010, the estimated current portion of undiscounted insurance liabilities of $23.7 million and $21.8 million, respectively, were included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets. The estimated non-current portion of the undiscounted insurance liabilities included in “Other long-term obligations” at December 31, 2011 and 2010 were $104.9 million and $98.5 million, respectively.

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

Valuation of Share-Based Compensation Plans

We have various types of share-based compensation plans and programs, which are administered by our Board of Directors or its Compensation and Personnel Committee. See Note 15—Share-Based Compensation Plans of the notes to consolidated financial statements for additional information regarding the share-based compensation plans and programs.

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

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

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

New Accounting Pronouncements

On January 1, 2011, we adopted the accounting pronouncement issued by the FASB updating existing guidance on revenue recognition for arrangements with multiple deliverables. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration attributed to the delivered item. This may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under previous requirements. We have determined that the adoption of the pronouncement did not have any effect on our financial position and/or results of operations, and we will review new and/or modified revenue arrangements after the adoption date to ensure compliance with this update.

On January 1, 2011, we adopted the accounting pronouncement issued by the FASB updating existing guidance on business combinations, which clarifies that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. We have considered the guidance in conjunction with acquisitions since its adoption.

On January 1, 2011, we adopted the accounting pronouncement issued by the FASB updating existing guidance, which modifies the goodwill impairment test for reporting units with zero or negative carrying amounts. For reporting units with zero or negative carrying amounts, the second step of the goodwill impairment test must be performed if it appears more likely than not that a goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors indicating that an impairment may exist. We have considered the guidance in conjunction with our goodwill impairment testing since its adoption.

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

In September 2011, an accounting pronouncement was issued by the FASB to update the disclosure requirements of an employer who participates in multiemployer pension plans. This new pronouncement requires the disclosure of: (a) the amount of employer contributions made to each significant plan and to all plans in the aggregate; (b) an indication of whether the employer’s contributions represent more than five percent of the total contributions to the plan; (c) an indication of which plans, if any, are subject to a funding improvement plan; (d) the expiration date(s) of collective bargaining agreement(s) and any minimum funding arrangements; (e) the most recent funded status of the plan; and (f) a description of the nature and effect of any changes affecting comparability for each period in which a statement of operations is presented. The enhanced disclosures are required for fiscal years ending after December 15, 2011. The adoption of this pronouncement did not have any effect on our financial condition or results of operations, though it will require enhanced disclosures in our notes to consolidated financial statements. See Note 16—Retirement Plans for additional information regarding multiemployer pension plans.

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

In September 2011, an accounting pronouncement was issued by the FASB to simplify how a company is required to test goodwill for impairment. Companies will now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We have not determined whether we will apply this guidance in our future impairment testing.

NOTE 3— ACQUISITIONS OF BUSINESSES

In June 2011, we completed the acquisition of USM Services Holdings, Inc. (“USM”) from Transfield Services Limited. USM is a leading provider of facilities maintenance solutions in North America and is based in Norristown, Pennsylvania. Under the terms of the transaction, we acquired 100% of USM’s stock for total consideration of $251.1 million utilized cash on hand to fund the purchase. This acquisition has been accounted for using the acquisition method of accounting. We acquired working capital of $5.0 million and other net liabilities of $20.9 million, and have preliminarily ascribed $132.6 million to goodwill and $134.4 million to identifiable intangible assets in connection with this acquisition, which has been included in our United States facilities services segment. According to certain provisions of the stock purchase agreement, we are to be indemnified for certain costs. We have not yet completed the final allocation of the purchase price related to the USM acquisition. As we finalize the purchase price allocation, it is anticipated that additional purchase price adjustments will be recorded relating to finalization of intangible asset valuations, tax matters and other items. Such adjustments will be recorded during the measurement period. The finalization of the purchase price accounting assessment may result in changes in the valuation of assets and liabilities acquired, which are not expected to be significant.

In connection with this acquisition, we incurred approximately $4.7 million of transaction related expenses during 2011, which have been classified as a component of “Selling, general and administrative expenses” on the Consolidated Statements of Operations. USM is a leading provider of essential facilities maintenance services, including interior and exterior services and electrical, mechanical and plumbing services, to national and regional commercial customers that typically maintain over 100 sites across wide geographic areas. USM services these customers through its highly-developed proprietary network of over 11,000 service partners. We acquired USM because we believe that it further strengthens our market position in facilities and maintenance services and provides access to new customers for a range of services that we provide. Additionally, we believe that over the next two years we will be able to generate certain operating synergies with our existing facilities services operations.

We acquired two additional companies during 2011, two companies during 2010 and one company in 2009, each for an immaterial amount. One of the 2011 acquisitions primarily provides mechanical construction services and has been included in our United States mechanical construction and facilities services segment, and the other one primarily provides mobile mechanical services and has been included in our United States facilities services segment. One of the companies acquired in 2010 and the company acquired in 2009 provide mobile mechanical services, and the other company acquired in 2010 primarily performs government infrastructure contracting services. The aforementioned companies have been included in our United States facilities services reporting segment. We believe these acquisitions further expand our service capabilities into new geographical and/or technical areas.

The purchase price allocation for two of the companies acquired in 2011 is subject to the finalization of valuation of acquired identifiable intangible assets. During 2011, the purchase price accounting for one of the 2011 and one of the 2010 acquisitions referred to above was finalized. As a result, identifiable intangible assets ascribed to goodwill, contract backlog, customer relationships, trade names and related non-competition agreements were adjusted with an insignificant impact. These acquisitions were accounted for by the acquisition method, and the purchase prices for them have been allocated to their respective assets and liabilities, based upon the estimated fair values of the respective assets and liabilities at the dates of the respective acquisitions.

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3— ACQUISITIONS OF BUSINESSES — (Continued)

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

NOTE 4— DISPOSITION OF ASSETS

Results of our Canadian operations for the years ended December 31, 2011, 2010 and 2009 are presented in our Consolidated Financial Statements as discontinued operations.

In August 2011, we disposed of our entire interest in our Canadian subsidiary, which represented our Canada construction segment, to a group of investors, including members of the former subsidiary’s management team. We received approximately $17.3 million in payment for the shares. In addition, we also received approximately $26.4 million in repayment of indebtedness owed by our Canadian subsidiary to us. Proceeds from the sale of discontinued operation, net of cash sold, totaled $26.6 million. Included in the net income (loss) from discontinued operation for the year ended December 31, 2011 was a gain on sale of $9.1 million (net of income tax provision of $2.8 million) resulting from the sale of the subsidiary. (Loss) income from discontinued operation includes income tax (benefits) provision of $(0.4) million, $(1.3) million and $3.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The gain on sale of discontinued operation includes $15.5 million related to amounts previously reported in the foreign translation adjustment component of accumulated other comprehensive income.

The components of the results of discontinued operations for the Canada construction segment are as follows (in thousands):

	For the years ended December 31,
	2011 (1)	2010	2009
Revenues	$118,214	$269,332	$320,243
(Loss) income from discontinued operation (net of income taxes)	$(44)	$(849)	$8,672
Gain on sale of discontinued operation (net of income taxes)	$9,127	$—	$—
Net income (loss) from discontinued operation	$9,083	$(849)	$8,672
Diluted earnings (loss) per share from discontinued operation	$0.13	$(0.01)	$0.13

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

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5— EARNINGS PER SHARE

The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the years ended December 31, 2011, 2010 and 2009 (in thousands, except share and per share data):

	2011	2010	2009
Numerator:
Income (loss) from continuing operations attributable to EMCOR Group, Inc. common stockholders	$121,743	$(85,842)	$152,084
Income (loss) from discontinued operation	9,083	(849)	8,672

Net income (loss) attributable to EMCOR Group, Inc. available to common stockholders	$130,826	$(86,691)	$160,756

Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	66,780,093	66,393,782	65,910,793
Effect of diluted securities—Share-based awards	1,595,409	—	1,534,492

Shares used to compute diluted earnings (loss) per common share	68,375,502	66,393,782	67,445,285

Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.82	$(1.30)	$2.31
From discontinued operation	0.14	(0.01)	0.13

Net income (loss) attributable to EMCOR Group, Inc. common stockholders	$1.96	$(1.31)	$2.44

Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.78	$(1.30)	$2.25

From discontinued operation	0.13	(0.01)	0.13

Net income (loss) attributable to EMCOR Group, Inc. common stockholders	$1.91	$(1.31)	$2.38

The number of options granted to purchase shares of our common stock that were excluded from the computation of diluted EPS for the years ended December 31, 2011 and 2009 because they would be anti-dilutive were 321,443 and 516,386, respectively. The effect of 1,645,098 of common stock equivalents have been excluded from the calculation of diluted EPS for the year ended December 31, 2010 due to our net loss position in this period. Assuming dilution, there were 301,347 anti-dilutive stock options excluded from the calculation of diluted EPS for the year ended December 31, 2010.

NOTE 6— INVENTORIES

Inventories as of December 31, 2011 and 2010 consist of the following amounts (in thousands):

	2011	2010
Raw materials and construction materials	$21,452	$17,749
Work in process	23,462	15,029

	$44,914	$32,778

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7— INVESTMENTS, NOTES AND OTHER LONG-TERM RECEIVABLES

In January 2010, a venture in which one of our subsidiaries had a 40% interest and which designs, constructs, owns, operates, leases and maintains facilities to produce chilled water for sale to customers for use in air conditioning commercial properties was sold to a third party. As a result of this sale, we received $17.7 million for our 40% interest and recognized a pretax gain of $4.5 million, which gain is included in our United States facilities services segment and classified as a component of “Cost of sales” on the Consolidated Statements of Operations.

Additionally in June 2010, we sold our equity interest in a Middle East venture, which performed facilities services, to our partner in the venture. As a result of this sale, we received $7.9 million and recognized a pretax gain in this amount, which is classified as a “Gain on sale of equity investment” on the Consolidated Statements of Operations.

NOTE 8— PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Machinery and equipment	$86,874	$83,498
Vehicles	40,729	35,029
Furniture and fixtures	22,159	18,344
Computer hardware/software	84,473	77,016
Land, buildings and leasehold improvements	66,028	68,691

	300,263	282,578
Accumulated depreciation and amortization	(198,600)	(193,963)

	$101,663	$88,615

Depreciation and amortization expense related to property, plant and equipment was $27.4 million, $25.5 million and $26.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 9— GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill at December 31, 2011 and 2010 was approximately $566.8 million and $406.8 million, respectively, and reflects the excess of cost over fair market value of net identifiable assets of companies acquired. Goodwill attributable to companies acquired in 2011 has been valued at $156.6 million. ASC Topic 805, “Business Combinations” (“ASC 805”) requires that all business combinations be accounted for using the acquisition method and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, such as trade names, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators) and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives. As of December 31, 2011, approximately 64.3% of our goodwill related to our United States facilities services segment, approximately 35.0% related to our United States mechanical construction and facilities services segment and approximately 0.7% related to our United States electrical construction and facilities services segment.

We test for impairment of goodwill at the reporting unit level utilizing the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9— GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS — (Continued)

unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. The weighted average cost of capital used in our annual testing for impairment as of October 1, 2011 was 13.6% and 12.3% for our domestic construction segments and our United States facilities services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for our domestic segments. For the years ended December 31, 2011 and 2009, no impairment of our goodwill was recognized.

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

We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. The annual impairment review of our trade names for the year ended December 31, 2011 resulted in a $1.0 million non-cash impairment charge as a result of a change in the fair value of trade names associated with certain prior acquisitions reported within our United States facilities services segment. During the second and third quarters of 2010, we recorded non-cash impairment charges of $35.5 million associated with the fair value of trade names from prior acquisitions reported within our United States facilities services segment. The annual impairment review of our trade names for the year ended December 31, 2009 resulted in an $11.5 million non-cash impairment charge as a result of a change in the fair value of trade names associated with certain prior acquisitions reported within our United States facilities services and United States mechanical construction and facilities services segments. The current year impairment primarily results from both lower forecasted revenues from and operating margins at specific companies within our United States facilities services segment.

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9— GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS — (Continued)

In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. Based on facts and circumstances that indicated an impairment may exist, we performed an impairment review of our other identifiable intangible assets for the years ended December 31, 2011 and 2009. As a result of these reviews, we recognized a $2.8 million non-cash impairment charge as a result of a change in the fair value of customer relationships associated with certain prior acquisitions reported within our United States facilities services segment for the year ended December 31, 2011 and a $2.0 million non-cash impairment charge as a result of a change in the fair value of customer relationships associated with certain prior acquisitions reported within our United States mechanical construction and facilities services segment for the year ended December 31, 2009. For the year ended December 31, 2010 no impairment of our other identifiable intangible assets was recognized.

Our development of the present value of future cash flow projections used in impairment testing is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins and weighted average cost of capital, among others. Much of the information used in assessing fair value is outside the control of management, such as interest rates, and these assumptions and estimates can change in future periods. There can be no assurances that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding business plans or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required, as we did in 2011, 2010 and 2009, to record goodwill and/or identifiable intangible asset impairment charges in future periods.

During 2011, we recognized a $3.8 million non-cash impairment charge as discussed above. Of this amount, $2.8 million relates to customer relationships and $1.0 million relates to trade names. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.

The changes in the carrying amount of goodwill by reportable segments during the years ended December 31, 2011 and 2010 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States facilities services segment	Total
Gross balance at December 31, 2010	$3,823	$175,175	$438,408	$617,406
Accumulated impairment charge	—	—	(210,602)	(210,602)

Balance at December 31, 2010	3,823	175,175	227,806	406,804
Acquisitions, earn-out and purchase price adjustments	—	23,271	136,730	160,001

Balance at December 31, 2011	$3,823	$198,446	$364,536	$566,805

During 2011 and 2010, pursuant to the purchase method of accounting, we recorded an aggregate of $1.9 million and $1.4 million, respectively, by reason of earn-out obligations in respect of prior acquisitions, which increased goodwill associated with these acquisitions.

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9— GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS — (Continued)

Identifiable intangible assets as of December 31, 2011 and 2010 consist of the following (in thousands):

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$47,580	$(41,505)	$—	$6,075
Developed technology/Vendor network	95,661	(19,943)	—	75,718
Customer relationships	257,054	(45,213)	(4,834)	207,007
Non-competition agreements	8,269	(7,386)	—	883
Trade names (amortized)	17,521	(1,466)	—	16,055
Trade names (unamortized)	112,601	—	(47,966)	64,635

Total	$538,686	$(115,513)	$(52,800)	$370,373

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$42,813	$(35,835)	$—	$6,978
Developed technology	91,000	(14,977)	—	76,023
Customer relationships	133,611	(31,681)	(2,029)	99,901
Non-competition agreements	8,807	(6,670)	—	2,137
Trade names (amortized)	—	—	—	—
Trade names (unamortized)	107,026	—	(46,976)	60,050

Total	$383,257	$(89,163)	$(49,005)	$245,089

Identifiable intangible assets attributable to companies acquired in 2011 have been valued at $158.1 million. Identifiable intangible assets attributable to companies acquired in 2010 have been valued at $29.4 million. See Note 3—Acquisitions of Businesses of the notes to consolidated financial statements for additional information. The identifiable intangible amounts are amortized on a straight-line basis. The weighted average amortization periods for the unamortized balances remaining are approximately 15 months for contract backlog, 15 years for developed technology/vendor network, 15 years for customer relationships, 2 years for non-competition agreements and 6.5 years for trade names.

Amortization expense related to identifiable intangible assets was $26.4 million, $16.4 million and $19.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The following table presents the estimated future amortization expense of identifiable intangible assets in the following years (in thousands):

2012	$29,544
2013	25,029
2014	23,738
2015	23,652
2016	22,985
Thereafter	180,790

$305,738

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10— DEBT

Credit Facilities

Until November 21, 2011, we had a revolving credit agreement (the “2010 Revolving Credit Facility”) as amended, which provided for a credit facility of $550.0 million. The 2010 Revolving Credit Facility was effective February 4, 2010 and replaced an earlier revolving credit facility (the “2005 Revolving Credit Facility”) of $375.0 million. Effective November 21, 2011, we replaced the 2010 Revolving Credit Facility that was due to expire February 4, 2013 with an amended and restated $750.0 million revolving credit facility (the “2011 Revolving Credit Facility”). The 2011 Revolving Credit Facility expires in November 2016 and permits us to increase our borrowing to $900.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of the borrowing capacity under the 2011 Revolving Credit Facility to letters of credit, which amount compares to $175.0 million under the 2010 Revolving Credit Facility and $125.0 million under the 2005 Revolving Credit Facility. The 2011 Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2011 Revolving Credit Facility contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2011 Revolving Credit Facility, which ranges from 0.25% to 0.35%, based on certain financial tests. The fee is 0.25% of the unused amount as of December 31, 2011. Borrowings under the 2011 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at December 31, 2011) plus 0.50% to 1.00%, based on certain financial tests or (2) United States dollar LIBOR (0.30% at December 31, 2011) plus 1.50% to 2.00%, based on certain financial tests. The interest rate in effect at December 31, 2011 was 1.80%. Letter of credit fees issued under this facility range from 1.50% to 2.00% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. We capitalized approximately $4.1 million of debt issuance costs associated with the 2011 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. In connection with the termination of the 2010 Revolving Credit Facility, $0.4 million attributable to the acceleration of expense for debt issuance costs in connection with the 2010 Revolving Credit Facility was recorded as part of interest expense. As of December 31, 2011 and December 31, 2010, we had approximately $83.1 million and $82.4 million of letters of credit outstanding, respectively. We had borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility at December 31, 2010, and we have borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility at December 31, 2011, which may remain outstanding at our discretion until the 2011 Revolving Credit Facility expires.

Term Loan

On September 19, 2007, we entered into an agreement providing for a $300.0 million term loan (“Term Loan”). The proceeds of the Term Loan were used to pay a portion of the consideration for an acquisition and costs and expenses incident thereto. In connection with the closing of the 2010 Revolving Credit Facility, we borrowed $150.0 million under that facility and used the proceeds along with cash on hand to prepay on February 4, 2010 all indebtedness outstanding under the Term Loan, which then terminated. In connection with this prepayment, $0.6 million attributable to the acceleration of expense for debt issuance costs associated with the Term Loan was recorded as part of interest expense.

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10— DEBT — (Continued)

Long-term debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2011 and 2010 (in thousands):

	2011	2010
2011 Revolving Credit Facility	$150,000	$—
2010 Revolving Credit Facility	—	150,000
Capitalized Lease Obligations, at weighted average interest rates from 0.8% to 13.8% payable in varying amounts through 2015	4,857	1,649
Other	—	24

	154,857	151,673
Less: current maturities	1,522	489

	$153,335	$151,184

Capitalized Lease Obligations

See Note 17—Commitments and Contingencies of the notes to consolidated financial statements for additional information.

Other Long-Term Debt

As of December 31, 2010, other long-term debt consisted primarily of loans for various field equipment.

NOTE 11— DERIVATIVE INSTRUMENT AND HEDGING ACTIVITY

On January 27, 2009, we entered into an interest rate swap agreement (the “Swap Agreement”), which hedged the interest rate risk on our variable rate debt. The Swap Agreement matured in October 2010 and was used to manage the variable interest rate of our borrowings and related overall cost of borrowing.

We paid a fixed rate on the Swap Agreement of 2.225% and received a floating rate of 30 day LIBOR on the notional amount. A portion of the interest rate swap had been designated as an effective cash flow hedge, whereby changes in the cash flows from the swap perfectly offset the changes in the cash flows associated with the floating rate of interest. See Note 10—Debt of the notes to consolidated financial statements for additional information. The fair value of the interest rate swap at December 31, 2009 was a net liability of $1.2 million. This liability reflected the interest rate swap’s termination value as the credit value adjustment for counterparty nonperformance was immaterial. We had no obligation to post any collateral related to this derivative. The fair value of the interest swap was based upon the valuation technique known as the market standard methodology of netting the discounted future fixed cash flows and the discounted expected variable cash flows. The variable cash flows were based on an expectation of future interest rates (forward curves) derived from observable interest rate curves. In addition, we had incorporated a credit valuation adjustment into our calculation of fair value of the interest rate swap. This adjustment recognized both our nonperformance risk and the counterparty’s nonperformance risk. The net liability was included in “Other accrued expenses and liabilities” on our Consolidated Balance Sheet. Accumulated other comprehensive loss at December 31, 2009 included the accumulated loss, net of income taxes, on the cash flow hedge, of $0.6 million.

On December 1, 2009, we de-designated $45.5 million of the interest rate swap as it was determined that it was no longer probable that the future estimated cash flows were going to occur as originally estimated. We discontinued the application of hedge accounting associated with this portion of the interest rate swap, and recognized $0.2 million of income and $0.3 million of expense as part of interest expense, and removed from Accumulated other comprehensive loss, for the years ended December 31, 2010 and 2009, respectively.

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11— DERIVATIVE INSTRUMENT AND HEDGING ACTIVITY — (Continued)

As of December 31, 2009, the fair value of our derivative was $1.2 million and was in a net liability position reflecting the interest rate swap’s termination value as the credit value adjustment for counterparty nonperformance was immaterial. As of December 31, 2011 and 2010, we have no derivatives and/or hedging instruments outstanding.

NOTE 12— FAIR VALUE MEASUREMENTS

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2011 and 2010 (in thousands):

	00000000	00000000	00000000	00000000
	Assets at Fair Value as of December 31, 2011
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$511,322	$—	$—	$511,322
Restricted cash (2)	5,928	—	—	5,928
Short-term investments (2)	17,096	—	—	17,096

Total	$534,346	$—	$—	$534,346

	00000000	00000000	00000000	00000000
	Assets at Fair Value as of December 31, 2010
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$710,836	$—	$—	$710,836
Restricted cash (2)	1,326	—	—	1,326
Short-term investments (2)	—	—	—	—

Total	$712,162	$—	$—	$712,162

(1)

Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, which are Level 1 assets. At December 31, 2011 and 2010, we had $373.1 million and $623.4 million, respectively, in money market funds.

(2)	Restricted cash and short-term investments with original maturities greater than 90 days are classified as “Prepaid expenses and other” on our consolidated balance sheets.

We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. The carrying value of our 2011 Revolving Credit Facility approximates the fair value due to the variable rate on such debt.

At December 31, 2011 and 2010, we had certain assets, specifically $0.9 million of indefinite lived intangible assets and $256.1 million of indefinite lived intangible assets and goodwill, which were accounted for at fair market value on a non-recurring basis. We have determined that the fair value measurements of these non-financial assets are Level 3 in the fair value hierarchy. See Note 9—Goodwill and Identifiable Intangible Assets for a further discussion.

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13— INCOME TAXES

Our 2011 income tax provision from continuing operations was $76.8 million compared to $53.7 million for 2010 and $92.6 million for 2009 based on effective income tax rates, before the tax effect of non-cash impairment charges, of approximately 38.7%, 37.2% and 37.8%, respectively. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to non-controlling interests, for the years ended December 31, 2011, 2010 and 2009, inclusive of non-cash impairment charges, were 38.7%, (167.2)% and 37.8%, respectively. The increase in the 2011 income tax provision was primarily due to increased income before income taxes, the effect of a change in the United Kingdom statutory tax rate and a change in the allocation of earnings among various jurisdictions. The Company recognized a non-cash goodwill impairment charge of approximately $210.6 million during 2010. Approximately $34.0 million of this impairment is deductible for income tax purposes. The remaining $176.6 million of this impairment is not deductible for income tax purposes. This non-deductible portion had a significant impact on the effective tax rate for 2010.

We file income tax returns with the Internal Revenue Service and various state, local and foreign jurisdictions. The Company is currently under examination by various taxing authorities for the years 2007 through 2011. We are still subject to audit of our federal income tax returns by the Internal Revenue Service for the years 2008 through 2010.

As of December 31, 2011 and 2010, the amount of unrecognized income tax benefits was $5.7 million and $6.5 million (of which $3.1 million and $4.2 million, if recognized, would favorably affect our effective income tax rate), respectively. At both December 31, 2011 and 2010, we had an accrual of $2.3 million for the payment of interest related to unrecognized income tax benefits included on the Consolidated Balance Sheets. During the years ended December 31, 2011 and 2010, we recognized approximately $0.02 million in interest income and $0.1 million in interest expense related to our unrecognized income tax benefits, respectively. As of December 31, 2011 and 2010, we had total income tax reserves included in “Other long-term liabilities” of $8.0 million and $8.8 million, respectively.

A reconciliation of the beginning and end of year unrecognized income tax benefits is as follows (in thousands):

	0000000	0000000
	2011	2010
Balance at beginning of year	$6,513	$7,534
Additions based on tax positions related to the current year	1,298	865
Additions based on tax positions related to prior years	395	328
Reductions for tax positions of prior years	(1,074)	(915)
Reductions for expired statute of limitations	(1,471)	(1,299)

Balance at end of year	$5,661	$6,513

It is possible that approximately $0.3 million of unrecognized income tax benefits at December 31, 2011, primarily relating to uncertain tax positions attributable to certain intercompany transactions and compensation related accruals, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations.

The income tax provision (benefit) in the accompanying Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 consisted of the following (in thousands):

	0000000	0000000	0000000
	2011	2010	2009
Current:
Federal provision	$54,033	$55,878	$73,262
State and local provisions	14,735	14,079	17,526
Foreign (benefit) provision	(350)	1,771	3,757

	68,418	71,728	94,545

Deferred	8,346	(18,017)	(1,992)

	$76,764	$53,711	$92,553

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13— INCOME TAXES — (Continued)

Factors accounting for the variation from U.S. statutory income tax rates from continuing operations for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	0000000	0000000	0000000
	2011	2010	2009
Federal income taxes at the statutory rate	$70,471	$(9,843)	$86,435
Noncontrolling interests	(996)	(1,403)	(812)
State and local income taxes, net of federal tax benefits	9,600	6,374	10,279
Permanent differences	(1,580)	(1,401)	(1,201)
Goodwill impairment	—	61,827	—
Foreign income taxes (including UK statutory rate changes)	56	(507)	(253)
Adjustments to valuation allowance for deferred tax assets	172	(2,812)	(151)
Federal tax reserves	(1,056)	(1,153)	(1,600)
Other	97	2,629	(144)

	$76,764	$53,711	$92,553

The components of the net deferred income tax asset are included in “Prepaid expenses and other” of $29.9 million, “Other assets” of $19.6 million, and “Other long-term obligations” of $78.5 million at December 31, 2011, and the components of net deferred income tax asset are included in “Prepaid expenses and other” of $25.0 million, “Other assets” of $17.0 million, “Other accrued expenses and liabilities” of $3.9 million and “Other long-term obligations” of $32.9 million at December 31, 2010 in the accompanying Consolidated Balance Sheets.

The amounts recorded for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	00000000	00000000
	2011	2010
Deferred income tax assets:
Excess of amounts expensed for financial statement purposes over amounts deducted for income tax purposes:
Insurance liabilities	$49,551	$46,711
Pension liability	18,531	15,310
Other liabilities and reserves	85,852	80,308

Total deferred income tax assets	153,934	142,329
Valuation allowance for deferred tax assets	(3,370)	(783)

Net deferred income tax assets	150,564	141,546

Deferred income tax liabilities:
Costs capitalized for financial statement purposes and deducted for income tax purposes:
Amortization of identifiable intangible assets	(160,546)	(118,886)
Other, primarily depreciation of property, plant and equipment	(19,027)	(17,488)

Total deferred income tax liabilities	(179,573)	(136,374)

Net deferred income tax (liabilities) assets	$(29,009)	$5,172

We file a consolidated federal income tax return including all of our U.S. subsidiaries. As of December 31, 2011 and 2010, the total valuation allowance on net deferred income tax assets was approximately $3.4 million and $0.8 million, respectively. The reason for the net increase in the valuation allowance for 2011 was related to 2011 acquisitions, partially offset by the expiration of net capital loss carryforwards. Realization of the deferred income tax assets is dependent on our generating sufficient taxable income. We believe that the deferred income tax assets will be realized through the future reversal of existing taxable temporary

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13— INCOME TAXES — (Continued)

differences and projected future income. Although realization is not assured, we believe it is more likely than not that the deferred income tax asset, net of the valuation allowance discussed above, will be realized. The amount of the deferred income tax asset considered realizable, however, could be reduced if estimates of future income are reduced.

Income (loss) before income taxes from continuing operations for the years ended December 31, 2011, 2010 and 2009 consisted of the following (in thousands):

	0000000	0000000	0000000
	2011	2010	2009
United States	$191,154	$(46,114)	$235,381
Foreign	10,198	17,990	11,577

	$201,352	$(28,124)	$246,958

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

NOTE 14— COMMON STOCK

As of December 31, 2011 and 2010, 66,444,400 and 66,660,551 shares of our common stock were outstanding, respectively.

On September 26, 2011, our Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. During 2011, we repurchased approximately 1.2 million shares of our common stock for approximately $27.5 million. As of December 31, 2011, there remains authorization for us to repurchase approximately $72.5 million of our shares. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase program may be made from time to time as permitted by securities laws and other legal requirements. The repurchase program will be funded from the Company’s internal funds.

NOTE 15— SHARE-BASED COMPENSATION PLANS

We have an incentive plan under which stock options, stock awards, stock units and other share-based compensation may be granted to officers, non-employee directors and key employees of the Company. Under the terms of this plan, 3,250,000 shares were authorized and 2,805,494 shares are available for grant or issuance as of December 31, 2011. Any issuances under this plan are valued at the fair market value of the common stock on the grant date. The vesting and expiration of any stock option grants and the vesting schedule of any stock awards or stock units are determined by the Compensation Committee at the time of the grant. Additionally, we have outstanding stock options and stock units that were issued under other plans, and no further grants may be made under those plans.

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15— SHARE-BASED COMPENSATION PLANS — (Continued)

The following table summarizes activity regarding our stock options and awards of shares and stock units since December 31, 2008:

Stock Options			Restricted Stock Units
	Shares	Weighted Average Price		Shares	Weighted Average Price
Balance, December 31, 2008	4,738,348	$12.66	Balance, December 31, 2008	504,428	$21.81
Granted	210,764	$21.08	Granted	128,563	$23.17
Forfeited	—	—	Forfeited	—	—
Exercised	(413,938)	$6.77	Vested/Issued	(258,102)	$18.27

Balance, December 31, 2009	4,535,174	$13.59	Balance, December 31, 2009	374,889	$24.71
Granted	175,723	$24.78	Granted	110,335	$27.88
Forfeited	—	—	Forfeited	—	—
Exercised	(294,124)	$9.58	Vested/Issued	(120,036)	$28.13

Balance, December 31, 2010	4,416,773	$14.31	Balance, December 31, 2010	365,188	$24.54
Granted	20,096	$29.26	Granted	257,850	$29.95
Forfeited	—	—	Forfeited	—	—
Exercised	(1,036,328)	$11.32	Vested/Issued	(137,219)	$23.31

Balance, December 31, 2011	3,400,541	$15.30	Balance, December 31, 2011	485,819	$27.76

In addition, 6,560, 8,610 and 2,071 shares were granted to certain non-employee directors pursuant to annual retainer arrangements during the years ended December 31, 2011, 2010 and 2009, respectively. The shares awarded to non-employee directors and stock units awarded to employees were pursuant to incentive plans for which $5.2 million, $3.6 million and $3.5 million of compensation expense was recognized for the years ended December 31, 2011, 2010 and 2009, respectively. We have $3.9 million of compensation expense, net of income taxes, which will be recognized over the remaining vesting period related to the stock units awarded to employees and non-employee directors. We had outstanding phantom equity units, which were settled in cash based upon the value of our stock price, for which $1.4 million and $0.1 million of income was recognized for the years ended December 31, 2010 and 2009, respectively. These variations were due to changes in the market price of our common stock from the award date. There were no phantom equity units outstanding during or as of December 31, 2011.

Compensation expense of $0.2 million, $2.1 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively, was recognized due to the vesting of stock option grants. All outstanding stock options were fully vested as of December 31, 2011. As a result of stock option exercises, $5.6 million, $2.8 million and $2.8 million of proceeds were received during the years ended December 31, 2011, 2010 and 2009, respectively. The income tax benefit derived in 2011, 2010 and 2009 as a result of such exercises and share-based compensation was $6.2 million, $2.0 million and $2.2 million, respectively, of which $3.6 million, $1.5 million and $2.2 million, respectively, represented excess tax benefits.

The total intrinsic value of options (the amounts by which the stock price exceeded the exercise price of the option on the date of exercise) that was exercised during 2011, 2010 and 2009 was $15.1 million, $5.2 million and $7.3 million, respectively.

At December 31, 2011, 2010 and 2009, 3,400,541, 4,416,773 and 4,535,174 options were exercisable, respectively. The weighted average exercise price of exercisable options at December 31, 2011, 2010 and 2009 was approximately $15.30, $14.31 and $13.59, respectively.

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15— SHARE-BASED COMPENSATION PLANS — (Continued)

The following table summarizes information about our stock options as of December 31, 2011:

Stock Options Outstanding and Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
$ 9.67 - $10.58	106,000	2.82 Years	$9.67
$10.96 - $13.20	1,952,792	2.56 Years	$11.30
$13.68 - $22.90	799,542	2.45 Years	$17.03
$23.17 - $29.26	422,207	5.32 Years	$26.08
$36.03	120,000	3.47 Years	$36.03

The total aggregate intrinsic value of options outstanding and exercisable as of December 31, 2011, 2010 and 2009 were approximately $39.1 million, $64.8 million and $60.4 million, respectively.

The fair value on the date of grant was calculated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the periods indicated:

	For the Years Ended December 31,
	2011	2010	2009
Dividend yield	0%	0%	0%
Expected volatility	56.1%	45.7%	46.9%
Risk-free interest rate	1.3%	2.6%	2.5%
Expected life of options in years	3.6	6.7	5.1
Weighted average grant date fair value	$12.23	$12.18	$9.18

In 2011, there were no grants of options since the declaration of a dividend on September 25, 2011. Forfeitures of stock options have been historically insignificant to the calculation and are estimated to be zero in all periods presented.

We have an employee stock purchase plan. Under the terms of this plan, the maximum number of shares of our common stock that may be purchased is 3,000,000 shares. Generally, our employees and non-union employees of our United States subsidiaries are eligible to participate in this plan. Employees covered by collective bargaining agreements generally are not eligible to participate in this plan.

NOTE 16— RETIREMENT PLANS

Defined Benefit Plans

Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”). On October 31, 2001, the UK Plan was closed to new entrants. As a result, employees joining the subsidiary after this date were not eligible to participate in the plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees participating in this plan. As a result of this curtailment, we recognized a reduction of the projected benefit obligation and recorded a curtailment gain of $6.4 million, which will be amortized in the future through net periodic pension cost. This defined pension plan was replaced by a defined contribution plan. The benefits under the UK Plan are based on wages and years of service with the subsidiary up to the date of the curtailment. Our policy is to fund at least the minimum amount required by law, but we agreed with the UK Plan Trustees to fund additional amounts and in conjunction with the curtailment, we made a one-time contribution of $25.9 million to the UK Plan in 2010. The measurement date of the UK Plan is December 31 of each year.

We account for our UK Plan and other defined benefit plans in accordance with ASC 715, “Compensation—Retirement Benefits” (“ASC 715”). ASC 715 requires that (a) the funded status, which is measured as the difference between the fair value of

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16— RETIREMENT PLANS — (Continued)

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

The change in benefit obligations and assets of the UK Plan for the years ended December 31, 2011 and 2010 consisted of the following components (in thousands):

	2011	2010
Change in pension benefit obligation
Benefit obligation at beginning of year	$249,848	$253,730
Service cost	—	1,458
Interest cost	13,286	13,399
Plan participants’ contributions	—	523
Actuarial loss	12,509	8,445
Curtailment gain	—	(6,374)
Benefits paid	(9,198)	(12,052)
Foreign currency exchange rate changes	(1,384)	(9,281)

Benefit obligation at end of year	265,061	249,848

Change in pension plan assets
Fair value of plan assets at beginning of year	212,933	174,426
Actual return on plan assets	(4,936)	20,679
Employer contributions	5,824	33,135
Plan participants’ contributions	—	523
Benefits paid	(9,198)	(12,052)
Foreign currency exchange rate changes	(543)	(3,778)

Fair value of plan assets at end of year	204,080	212,933

Funded status at end of year	$(60,981)	$(36,915)

Amounts not yet reflected in net periodic pension cost and included in Accumulated other comprehensive loss:

	2011	2010
Unrecognized losses	$97,093	$68,955

The underfunded status of the UK Plan of $61.0 million and $36.9 million at December 31, 2011 and 2010, respectively, is included in “Other long-term obligations” in the accompanying Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ended December 31, 2012.

The weighted average assumptions used to determine benefit obligations as of December 31, 2011 and 2010 were as follows:

	2011	2010
Discount rate	4.7%	5.3%

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16— RETIREMENT PLANS — (Continued)

The weighted average assumptions used to determine net periodic pension cost for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Discount rate	5.3%	5.6%	5.8%
Annual rate of salary provision	—	—	3.8%
Annual rate of return on plan assets	6.7%	7.0%	6.8%

The annual rate of return on plan assets is based on the yield of risk-free bonds, plus an estimated equity-risk premium, at each year’s measurement date. This annual rate approximates the historical annual return on plan assets and considers the expected asset allocation between equity and debt securities. For measurement purposes of the liability, the annual rates of inflation of covered pension benefits assumed for 2011 and 2010 were 2.2% and 3.4%, respectively.

The components of net periodic pension cost for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	00000000	00000000	00000000
	2011	2010	2009
Service cost	$—	$1,458	$3,152
Interest cost	13,286	13,399	11,982
Expected return on plan assets	(13,454)	(12,245)	(9,744)
Amortization of unrecognized loss	1,555	2,914	4,229

Net periodic pension cost	$1,387	$5,526	$9,619

The estimated unrecognized loss for the UK Plan that will be amortized from Accumulated other comprehensive loss into net periodic pension cost over the next year is approximately $2.5 million.

UK Plan Assets

The weighted average asset allocations and weighted average target allocations at December 31, 2011 and 2010 were as follows:

Asset Category	Target Asset Allocation	December 31, 2011	December 31, 2010
Equity securities	65.0%	64.1%	67.4%
Debt securities	35.0	35.8	32.5
Cash	—	0.1	0.1

Total	100.0%	100.0%	100.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16— RETIREMENT PLANS — (Continued)

The following tables set forth by level, within the fair value hierarchy discussed in Note 11—Fair Value Measurements, the assets of the UK Plan at fair value as of December 31, 2011 and 2010 (in thousands):

	Assets at Fair Value as of December 31, 2011
Asset Category	Level 1	Level 2	Level 3	Total
Equity and equity like investments	$—	$126,128	$4,690	$130,818
Corporate bonds	—	50,140	—	50,140
Government bonds	—	22,990	—	22,990
Cash	132	—	—	132

Total	$132	$199,258	$4,690	$204,080

	Assets at Fair Value as of December 31, 2010
Asset Category	Level 1	Level 2	Level 3	Total
Equity and equity like investments	$—	$138,372	$5,003	$143,375
Corporate bonds	—	47,469	—	47,469
Government bonds	—	21,800	—	21,800
Cash	289	—	—	289

Total	$289	$207,641	$5,003	$212,933

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16— RETIREMENT PLANS — (Continued)

The table below sets forth a summary of changes in the fair value of the UK Plan’s Level 3 assets for the years ended December 31, 2011 and 2010 (in thousands):

Equity and Equity Like Investments	2011	2010
Start of year balance	$5,003	$3,569
Actual return on plan assets, relating to assets still held at reporting date	(302)	405
Purchases, sales and settlements, net	—	1,139
Change due to exchange rate changes	(11)	(110)

End of year balance	$4,690	$5,003

The investment policies and strategies for the plan assets are established by the plan trustees (who are independent of the company) to achieve a reasonable balance between risk, likely return and administration expense, as well as to maintain funds at a level to meet minimum funding requirements. In order to ensure that an appropriate investment strategy is in place, an analysis of the UK Plan’s assets and liabilities is completed periodically.

Cash Flows:

Contributions

Our United Kingdom subsidiary expects to contribute approximately $5.4 million to its UK Plan in 2012.

Estimated Future Benefit Payments

The following estimated benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following years (in thousands):

Pension Benefits
2012	$9,206
2013	9,481
2014	9,765
2015	10,059
2016	10,360
Succeeding five years	56,655

The following table shows certain information for the UK Plan where the accumulated benefit obligation is in excess of plan assets as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Projected benefit obligation	$265,061	$249,848
Accumulated benefit obligation	$265,061	$249,848
Fair value of plan assets	$204,080	$212,933

We also sponsor two domestic defined benefit plans in which participation by new individuals is frozen. The benefit obligation associated with these plans as of December 31, 2011 and 2010 was approximately $6.3 million and $6.1 million, respectively. The estimated fair value of the plan assets as of December 31, 2011 and 2010 was approximately $4.3 million and $5.0 million, respectively. The plan assets are considered Level 1 assets within the fair value hierarchy and are predominantly invested in cash, equities, and equity and bond funds. The pension liability balances as of December 31, 2011 and 2010 are classified as “Other

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16— RETIREMENT PLANS — (Continued)

long-term obligations” on the accompanying Consolidated Balance Sheets. The measurement date for these two plans is December 31 of each year. The major assumptions used in the actuarial valuations to determine benefit obligations as of December 31, 2011 and 2010 included discount rates of 4.50% and 4.25% for the 2011 period and 5.25% and 5.00% for the 2010 period. Also, included was an expected rate of return of 7.5% for the 2011 and 2010 periods for both plans. The estimated loss for these plans that will be amortized from Accumulated other comprehensive loss into net periodic pension cost over the next year is approximately $0.4 million. The future estimated benefit payments expected to be paid from the plans for the next ten years is approximately $0.4 million per year.

Multiemployer Plans

We participate in over 175 multiemployer pension plans (“MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As one of many participating employers in these MEPPs, we are responsible with the other participating employers for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of an MEPP and legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions.

An FIP or RP requires a particular MEPP to adopt measures to correct its underfunding status. These measures may include, but are not limited to: (a) an increase in our contribution rate as a signatory to the applicable CBA, (b) a reallocation of the contributions already being made by participating employers for various benefits to individuals participating in the MEPP and/or (c) a reduction in the benefits to be paid to future and/or current retirees. In addition, the PPA requires that a 5% surcharge be levied on employer contributions for the first year commencing shortly after the date the employer receives notice that the MEPP is in critical status and a 10% surcharge on each succeeding year until a CBA is in place with terms and conditions consistent with the RP.

We could also be obligated to make payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce our number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closure of a subsidiary assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) would equal our proportionate share of the MEPPs’ unfunded vested benefits. We believe that certain of the MEPPs in which we participate may have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the MEPP’s current financial situation, we are unable to determine (a) the amount and timing of any future withdrawal liability, if any, and (b) whether our participation in these MEPPs could have a material adverse impact on our financial condition, results of operations or liquidity. We did not record any withdrawal liability for the years ended December 31, 2011 and 2010. We recorded approximately $1.0 million for withdrawal liabilities for the year ended December 31, 2009.

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16— RETIREMENT PLANS — (Continued)

The following table lists all domestic MEPPs to which our contributions exceeded $2.0 million in 2011. Additionally, this table also lists all domestic MEPPs to which we contributed in 2011 in excess of $0.5 million for MEPPs in the critical status, “red zone” and $1.0 million in the endangered status, “orange or yellow zones”, as defined by the PPA (in thousands):

Pension Fund	EIN/Pension Plan Number	PPA Zone Status		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (1)	Expiration date of CBA
		2011	2010		2011	2010	2009
Plumbers & Pipefitters National Pension Fund	52-6152779 001	Yellow	Yellow	Implemented	$12,279	$9,392	$9,717	No	April 2012 to April 2015

Sheet Metal Workers National Pension Fund	52-6112463 001	Red	Red	Implemented	9,665	7,688	7,474	No	May 2012 to June 2015

National Electrical Benefit Fund	53-0181657 001	Green	Green	N/A	8,541	8,100	7,035	No	February 2012 to September 2015

National Automatic Sprinkler Industry Pension Fund	52-6054620 001	Red (3)	Red (3)	Implemented	5,452	4,825	3,963	No	April 2012 to June 2014

Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390 001	Green	Green	N/A	5,392	3,847	3,702	No	February 2012 to December 2015

Pension, Hospitalization & Benefit Plan of the Electrical Industry- Pension Trust Account	13-6123601 001	Green	Green	N/A	5,364	5,291	6,118	No	January 2012 to May 2013

Southern California IBEW-NECA Pension Trust Fund	95-6392774 001	Green	Red	N/A	3,345	2,541	3,155	No	May 2012 to November 2014

Plumbers Pipefitters & Mechanical Equipment Service Local Union #392 Pension Plan	31-0655223 001	Red	Red	Implemented	3,332	3,174	2,730	Yes	June 2014

Electrical Contractors Association of the City of Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Pension Plan 2	51-6030753 002	Green	Green	N/A	3,019	1,780	1,556	No	June 2014

Southern California Pipe Trades Retirement Fund	51-6108443 001	Green (3)	Yellow (3)	N/A	2,903	2,944	2,186	No	June 2012 to June 2014

Arizona Pipe Trades Pension Plan	86-6025734 001	Green	Green	N/A	2,877	2,874	1,633	Yes	June 2012 to June 2014

Sheet Metal Workers Pension Plan of Northern California	51-6115939 001	Red (3)	Green (3)	Implemented	2,604	1,831	2,309	No	June 2013

Northern California Pipe Trades Pension Plan	94-3190386 001	Green (3)	Green (3)	N/A	2,596	2,464	3,986	No	June 2012 to June 2013

Electrical Workers Local No. 26 Pension Trust Fund	52-6117919 001	Green	Green	N/A	2,244	2,007	1,647	No	May 2012 to July 2012

Eighth District Electrical Pension Fund	84-6100393 001	Green	Green	N/A	2,159	2,267	1,899	No	February 2014 to May 2015

Heating, Piping & Refrigeration Pension Fund	52-1058013 001	Orange	Green	Implemented	2,143	1,578	1,460	No	July 2013

Pipefitters Union Local 537 Pension Fund	51-6030859 001	Green	Green	Implemented	2,140	2,576	3,421	Yes	July 2012 to August 2013

CT Plumbers and Pipefitters Pension Fund	06-6050353 001	Green	Red	N/A	1,690	1,695	1,245	Yes	May 2012

Boilermaker-Blacksmith National Pension Trust	48-6168020 001	Yellow	Yellow	Implemented	1,635	1,881	1,170	No	August 2012 to September 2014

Local No. 697 IBEW and Electrical Industry Pension Fund	51-6133048 001	Yellow (3)	Yellow (3)	Implemented	1,557	1,383	1,100	Yes	May 2012

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16— RETIREMENT PLANS — (Continued)

Pension Fund	EIN/Pension Plan Number	PPA Zone Status		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (1)	Expiration date of CBA
		2011	2010		2011	2010	2009
Sheet Metal Workers Pension Plan of Southern California, Arizona & Nevada	95-6052257 001	Red (3)	Red (3)	Pending (2)	1,396	1,731	1,906	No	June 2014 to June 2016

IBEW Local 531 & NECA Pension Plan	35-6068417 001	Yellow (3)	Yellow (3)	Implemented	1,263	581	175	Yes	September 2012

Pipefitters Retirement Fund, Local 597	62-6105084 001	Yellow	Yellow	Implemented	1,210	875	810	No	May 2012 to May 2014

IBEW Local 456 Pension Plan	22-6238995 001	Yellow	Yellow	Implemented	1,175	2,047	764	Yes	May 2014

Construction Industry Laborers Pension Fund	43-6060737 001	Red (3)	Red (3)	Implemented	1,148	1,165	1,290	Yes	August 2016

Steamfitters Local Union No. 420 Pension Plan	23-2004424 001	Yellow	Red	Implemented	1,138	1,234	1,235	No	April 2013 to April 2014

Pension Fund of Local Union No. 274	22-1665268 001	Yellow (3)	Red (3)	Implemented	1,094	583	801	Yes	April 2013

Plumbers Local 9 Pension Plan	51-0219541 001	Red	Yellow	Implemented	944	483	127	No	June 2013

Plumbers and Steamfitters Local No. 166 AFL - CIO Pension Plan	51-6132690 001	Red	Red	Implemented	901	930	354	Yes	May 2012

Carpenters Pension Trust Fund For Northern California	94-6050970 001	Red	Red	Implemented	512	313	344	No	July 2015

Other Multiemployer Pension Plans					37,944	40,203	42,682		Various

Total Contributions					$129,662	$120,283	$117,994

(1)

This information was obtained from the respective plans’ Form 5500 for the most current available filing. These dates may not correspond with our fiscal year contributions. The above noted percentages of contributions are based upon disclosures contained in the plans’ Form 5500 filing (“Forms”). Those Forms, among other things, disclose the names of individual participating employers whose annual contributions account for more than 5% of the aggregate annual amount contributed by all participating employers for a plan year. Accordingly, if the annual contribution of two or more of our subsidiaries each accounted for less than 5% of such contributions, but in the aggregate accounted for in excess of 5% of such contributions, that greater percentage is not available and accordingly is not disclosed.

(2)	For these respective plans, a funding surcharge is currently in effect for 2011.

(3)	This zone status represents the most recent available information for the respective MEPP, which is 2010 for the 2011 year and 2009 for the 2010 year.

The nature and diversity of our business may result in volatility of the amount of our contributions to a particular MEPP for any given period. That is because, in any given market, we could be working on a significant project and/or projects, which could result in an increase in our direct labor force and a corresponding increase in our contributions to the MEPP(s) dictated by the applicable CBA. When that particular project(s) finishes and is not replaced, the level of direct labor would also decrease, as would our level of contributions to the particular MEPP(s). Additionally, the level of contributions to a particular MEPP could also be affected by the terms of the CBA, which could require at a particular time, an increase in the contribution rate and/or surcharges. We have also acquired various companies since 2009, some of which participate in MEPPs, and as a result, our level of contributions have increased as a result of including the acquired companies’ contributions with respect to a particular MEPP in our consolidated information. As a result of these acquisitions, our contributions to various MEPPs increased by $10.1 million, $3.4 million and $0.9 million in the years ended December 31, 2011, 2010 and 2009, respectively.

We also participate in two MEPPs that are located within the United Kingdom for which we have contributed $0.3 million for each of the years ended December 31, 2011, 2010 and 2009. The information that we have obtained relating to these plans is not

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16— RETIREMENT PLANS — (Continued)

as readily available and/or comparable as the information that has been ascertained in the United States. Based upon the most recently available information, one of the plans is at least 80% funded, and the other plan is between 65% and 80% funded. A recovery plan has been put in place for the plan that is between 65% and 80% funded, which required higher contribution amounts to be paid by our UK operations.

Additionally, we contribute to certain multiemployer plans that provide post retirement benefits such as health and welfare benefits and/or defined contribution/annuity plans, among others. Our contributions to these plans approximated $64.2 million, $54.1 million and $52.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Acquisitions during the period of 2009 to 2011 account for an increase in our contributions to these types of plans of $2.9 million, $0.2 million and $0.1 million in the years ended December 31, 2011, 2010 and 2009, respectively. The level of funding for these plans is also subject for the most part to the factors discussed above in conjunction with the MEPPs.

Defined Contribution Plans

We have defined contribution retirement and savings plans that cover eligible employees in the United States. Contributions to these plans are based on a percentage of the employee’s base compensation. The expenses recognized for the years ended December 31, 2011, 2010 and 2009 for these plans were $12.8 million, $11.0 million and $9.7 million, respectively. At our discretion, we may make additional supplemental matching contributions to a defined contribution retirement and savings plan. The supplemental contributions for the years ended December 31, 2011, 2010 and 2009 were $4.5 million, $6.2 million and $7.6 million, respectively.

Our United Kingdom subsidiary has defined contribution retirement plans. The expense recognized for the years ended December 31, 2011, 2010 and 2009 was $6.0 million, $5.1 million and $3.3 million, respectively. The increase in the expense recognized for 2010 compared to 2009 was primarily due to the UK Plan being curtailed and replaced by a defined contribution plan.

NOTE 17— COMMITMENTS AND CONTINGENCIES

Commitments

We lease land, buildings and equipment under various leases. The leases frequently include renewal options and escalation clauses and require us to pay for utilities, taxes, insurance and maintenance expenses.

Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related subleases with initial or remaining terms of one or more years at December 31, 2011, were as follows (in thousands):

	Capital Leases	Operating Leases	Sublease Income
2012	$1,766	$54,284	$1,006
2013	1,577	43,266	872
2014	1,149	35,546	726
2015	801	27,309	597
2016	—	19,504	74
Thereafter	—	32,942	—

Total minimum lease payments	5,293	$212,851	$3,275

Amounts representing interest	(436)

Present value of net minimum lease payments	$4,857

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17— COMMITMENTS AND CONTINGENCIES — (Continued)

Rent expense for operating leases and other rental items, including short-term equipment rentals charged to cost of sales for our construction contracts, for the years ended December 31, 2011, 2010 and 2009 was $103.3 million, $86.9 million and $95.8 million, respectively. Rent expense for the years ended December 31, 2011, 2010 and 2009 was reported net of sublease rental income of $1.0 million, $0.9 million and $0.7 million, respectively.

Contractual Guarantees

We have agreements with our executive officers and certain other key management personnel providing for severance benefits for such employees upon termination of their employment under certain circumstances.

From time to time in the ordinary course of business, we guarantee obligations of our subsidiaries under certain contracts. Generally, we are liable under such an arrangement only if our subsidiary fails to perform its obligations under the contract. Historically, we have not incurred any substantial liabilities as a consequence of these guarantees.

We are contingently liable to sureties in respect of performance and payment bonds issued by sureties, usually at the request of customers in connection with construction projects, which secure our payment and performance obligations under contracts for such projects. In addition, at the request of labor unions representing certain of our employees, bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2011, based on our percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, had there been defaults on all our then existing contractual obligations, was approximately $1.2 billion. The surety bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond. We have agreed to indemnify the sureties for amounts, if any, paid by them in respect of bonds issued on our behalf.

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

At December 31, 2011, we employed over 25,000 people, approximately 61% of whom are represented by various unions pursuant to more than 400 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.

Restructuring expenses, primarily relating to employee severance obligations and the termination of leased facilities, were $1.2 million, $1.8 million and $3.3 million for 2011, 2010 and 2009, respectively. The 2011 restructuring expenses were primarily related to employee severance obligations at our corporate headquarters. The 2010 restructuring expenses were primarily attributable to our United States electrical construction and facilities services segment, while the 2009 restructuring expenses were primarily related to our UK operations. As of December 31, 2011, 2010 and 2009, the balance of our severance obligations was $0.2 million, $0.3 million and $0.7 million, respectively. The severance obligations outstanding as of December 31, 2010 and 2009 were paid during 2011 and 2010. The majority of severance obligations outstanding as of December 31, 2011 will be paid in 2012.

Legal Matters

We are involved in several proceedings in which damages and claims have been asserted against us. We believe that we have a number of valid defenses to such proceedings and claims and intend to vigorously defend ourselves. We do not believe that any such matters will have a materially adverse effect on our financial position, results of operations or liquidity.

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18— ADDITIONAL CASH FLOW INFORMATION

The following presents information about cash paid for interest, income taxes and other non-cash financing activities for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Cash paid during the year for:
Interest	$9,450	$9,240	$6,174
Income taxes	$72,572	$77,264	$97,505
Non-cash financing activities:
Assets acquired under capital lease obligations	$2,744	$1,478	$—
Contingent purchase price accrued	$—	$1,428	$2,197

NOTE 19— SEGMENT INFORMATION

We have the following reportable segments: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment and central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States facilities services; (d) United Kingdom construction and facilities services; and (e) Other international construction and facilities services. The segment “United States facilities services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities. The United Kingdom and Other international construction and facilities services segments perform electrical construction, mechanical construction and facilities services. In August 2011, we sold our Canadian subsidiary, which represented our Canada construction segment and which performed electrical construction and mechanical construction. Our “Other international construction and facilities services” segment consisted of our equity interest in a Middle East venture, which interest we sold in June 2010.

The following tables present information about industry segments and geographic areas for the years ended December 31, 2011, 2010 and 2009 (in millions):

	2011	2010	2009
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,155.1	$1,158.9	$1,273.7
United States mechanical construction and facilities services	1,904.5	1,708.4	1,959.9
United States facilities services	2,024.9	1,522.3	1,493.6

Total United States operations	5,084.5	4,389.6	4,727.2
United Kingdom construction and facilities services	529.0	462.4	500.5
Other international construction and facilities services	—	—	—

Total worldwide operations	$5,613.5	$4,852.0	$5,227.7

Total revenues:
United States electrical construction and facilities services	$1,161.8	$1,167.8	$1,281.9
United States mechanical construction and facilities services	1,912.5	1,715.3	1,975.2
United States facilities services	2,052.8	1,544.7	1,511.6
Less intersegment revenues	(42.6)	(38.2)	(41.5)

Total United States operations	5,084.5	4,389.6	4,727.2
United Kingdom construction and facilities services	529.0	462.4	500.5
Other international construction and facilities services	—	—	—

Total worldwide operations	$5,613.5	$4,852.0	$5,227.7

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19— SEGMENT INFORMATION — (Continued)

	2011	2010	2009
Operating income (loss):
United States electrical construction and facilities services	$84.6	$70.4	$114.5
United States mechanical construction and facilities services	117.0	131.3	129.7
United States facilities services	68.1	60.0	73.7

Total United States operations	269.7	261.7	317.9
United Kingdom construction and facilities services	9.2	15.7	12.0
Other international construction and facilities services	—	(0.1)	(0.1)
Corporate administration	(63.1)	(55.9)	(62.9)
Restructuring expenses	(1.2)	(1.8)	(3.3)
Impairment loss on goodwill and identifiable intangible assets	(3.8)	(246.1)	(13.5)

Total worldwide operations	210.8	(26.5)	250.1

Other corporate items:
Interest expense	(11.3)	(12.2)	(7.9)
Interest income	1.8	2.7	4.7
Gain on sale of equity investment	—	7.9	—
Income (loss) from continuing operations before income taxes	$201.4	$(28.1)	$247.0

Capital expenditures:
United States electrical construction and facilities services	$2.6	$3.5	$4.0
United States mechanical construction and facilities services	6.5	2.5	3.3
United States facilities services	16.4	11.9	13.0

Total United States operations	25.5	17.9	20.3
Canada construction	0.1	0.2	1.5
United Kingdom construction and facilities services	3.3	1.0	1.6
Other international construction and facilities services	—	—	—
Corporate administration	0.7	0.3	0.7

Total worldwide operations	$29.6	$19.4	$24.1

Depreciation and amortization of Property, plant and equipment:
United States electrical construction and facilities services	$4.1	$4.4	$4.5
United States mechanical construction and facilities services	4.7	4.5	6.5
United States facilities services	16.1	14.1	13.0

Total United States operations	24.9	23.0	24.0
Canada construction	0.3	0.6	0.8
United Kingdom construction and facilities services	1.5	1.1	0.9
Other international construction and facilities services	—	—	—
Corporate administration	0.7	0.8	1.1

Total worldwide operations	$27.4	$25.5	$26.8

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19— SEGMENT INFORMATION — (Continued)

	2011	2010
Costs and estimated earnings in excess of billings on uncompleted contracts:
United States electrical construction and facilities services	$35.8	$25.7
United States mechanical construction and facilities services	35.8	20.5
United States facilities services	28.7	21.7

Total United States operations	100.3	67.9
Canada construction	—	12.0
United Kingdom construction and facilities services	14.5	8.4
Other international construction and facilities services	—	—

Total worldwide operations	$114.8	$88.3

Billings in excess of costs and estimated earnings on uncompleted contracts:
United States electrical construction and facilities services	$130.7	$161.5
United States mechanical construction and facilities services	241.3	195.7
United States facilities services	34.2	32.7

Total United States operations	406.2	389.9
Canada construction	—	16.2
United Kingdom construction and facilities services	35.5	50.6
Other international construction and facilities services	—	—

Total worldwide operations	$441.7	$456.7

Long-lived assets:
United States electrical construction and facilities services	$15.0	$16.5
United States mechanical construction and facilities services	258.8	213.6
United States facilities services	754.9	501.1

Total United States operations	1,028.7	731.2
Canada construction	—	3.5
United Kingdom construction and facilities services	8.6	4.3
Other international construction and facilities services	—	—
Corporate administration	1.5	1.5

Total worldwide operations	$1,038.8	$740.5

Goodwill:
United States electrical construction and facilities services	$3.8	$3.8
United States mechanical construction and facilities services	198.5	175.2
United States facilities services	364.5	227.8

Total United States operations	566.8	406.8
Canada construction	—	—
United Kingdom construction and facilities services	—	—
Other international construction and facilities services	—	—
Corporate administration	—	—

Total worldwide operations	$566.8	$406.8

Total assets:
United States electrical construction and facilities services	$277.3	$295.1
United States mechanical construction and facilities services	723.2	577.3
United States facilities services	1,241.4	866.0

Total United States operations	2,241.9	1,738.4
Canada construction	—	103.0
United Kingdom construction and facilities services	227.0	201.6
Other international construction and facilities services	—	—
Corporate administration	545.2	712.5

Total worldwide operations	$3,014.1	$2,755.5

EMCOR Group, Inc.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20— SELECTED UNAUDITED QUARTERLY INFORMATION

(In thousands, except per share data)

Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year. The results of operations for all periods presented reflect discontinued operations accounting due to the disposition of our interest in our Canadian subsidiary in August 2011.

	March 31	June 30	Sept. 30	Dec. 31
2011 Quarterly Results
Revenues	$1,265,243	$1,348,013	$1,482,241	$1,517,962
Gross profit	156,709	174,656	188,267	214,317
Impairment loss on identifiable intangible assets	—	—	—	3,795
Net income attributable to EMCOR Group, Inc.	$24,594	$28,809	$40,758	$36,665
Basic EPS from continuing operations	$0.36	$0.44	$0.48	$0.54
Basic EPS from discontinued operation	0.01	(0.01)	0.13	0.01

	$0.37	$0.43	$0.61	$0.55

Diluted EPS from continuing operations	$0.35	$0.43	$0.47	$0.53
Diluted EPS from discontinued operation	0.01	(0.01)	0.13	0.01

	$0.36	$0.42	$0.60	$0.54

	March 31	June 30	Sept. 30	Dec. 31
2010 Quarterly Results
Revenues	$1,133,954	$1,197,181	$1,220,083	$1,300,735
Gross profit	154,571	166,031	171,445	201,476
Impairment loss on goodwill and identifiable intangible assets	—	19,929	226,152	—
Net income (loss) attributable to EMCOR Group, Inc.	$21,817	$27,141	$(175,625)	$39,976
Basic EPS from continuing operations	$0.30	$0.38	$(2.60)	$0.63
Basic EPS from discontinued operation	0.03	0.03	(0.04)	(0.03)

	$0.33	$0.41	$(2.64)	$0.60

Diluted EPS from continuing operations	$0.29	$0.37	$(2.60)	$0.61
Diluted EPS from discontinued operation	0.03	0.03	(0.04)	(0.02)

	$0.32	$0.40	$(2.64)	$0.59

NOTE 21— SUBSEQUENT EVENT

In January 2012, we acquired a company for an immaterial amount. This company primarily provides industrial maintenance and construction services at process and manufacturing facilities throughout the southeastern United States and will be included in our United States mechanical construction and facilities services segment. The purchase price of this acquisition is subject to finalization based on certain contingencies provided for in the purchase agreement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of EMCOR Group, Inc.:

We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and equity and comprehensive income (loss) for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

Stamford, Connecticut	/s/ ERNST & YOUNG LLP
February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of EMCOR Group, Inc.:

We have audited EMCOR Group, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and equity and comprehensive income (loss) for each of the three years in the period ended December 31, 2011 of the Company and our report dated February 27, 2012 expressed an unqualified opinion thereon.

Stamford, Connecticut	/s/ ERNST & YOUNG LLP
February 27, 2012

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

As of December 31, 2011, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has determined that EMCOR’s internal control over financial reporting is effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in this Annual Report on Form 10-K, which such report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2011.

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 with respect to directors is incorporated herein by reference to the Section of our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders entitled “Election of Directors”, which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates (the “Proxy Statement”). The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance”. The information required by this Item 10 concerning the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated by reference to the section of the Proxy Statement entitled “Meetings and Committees of the Board of Directors” and “Corporate Governance”. Information regarding our executive officers is contained in Part I of this Form 10-K following Item 4 under the heading “Executive Officers of the Registrant”. We have adopted a Code of Ethics that applies to our Chief Executive Officer and our Senior Financial Officers, a copy of which is filed as an Exhibit hereto.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 (other than the information required by Section 201(d) of Regulation S-K, which is set forth in Part II, Item 5 of this Form 10-K) is incorporated herein by reference to the sections of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management”.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of EMCOR Group, Inc. and Subsidiaries are filed as part of this report under Part II, Item 8. Financial Statements and Supplementary Data:

Financial Statements:

Consolidated Balance Sheets—December 31, 2011 and 2010

Consolidated Statements of Operations—Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows—Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Equity and Comprehensive (Loss) Income—Years Ended December 31, 2011, 2010 and 2009

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

EMCOR GROUP, INC.
(Registrant)

	By:	/S/ ANTHONY J. GUZZI Anthony J. Guzzi
Date: February 27, 2012		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2012.

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

EMCOR Group, Inc.

and Subsidiaries

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Year	Costs and Expenses, (Recovery of)		Additions Charged To Other (1)	Deductions (2)	Balance at End of Year
Allowance for doubtful accounts
Year Ended December 31, 2011	$17,287	2,238		743	(3,583)	$16,685
Year Ended December 31, 2010	$36,188	(5,126	)(3)	18	(13,793)	$17,287
Year Ended December 31, 2009	$34,832	7,178		307	(6,129)	$36,188

(1)	Amount principally relates to business acquisitions and divestitures, and the effect of exchange rate changes.

(2)	Deductions primarily represent uncollectible balances of accounts receivable written off, net of recoveries.

(3)	Primarily relates to recovery of amounts previously determined to be uncollectible.

EMCOR Group, Inc.

and Subsidiaries

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number
2(a-1)	Purchase Agreement dated as of February 11, 2002 by and among Comfort Systems USA, Inc. and EMCOR-CSI Holding Co.	Exhibit 2.1 to EMCOR Group, Inc.’s (“EMCOR”) Report on Form 8-K dated February 14, 2002

2(a-2)	Purchase and Sale Agreement dated as of August 20, 2007 between FR X Ohmstede Holdings LLC and EMCOR Group, Inc.	Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report August 20, 2007)

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)

3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)

3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)

3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)

3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007

3(b)	Amended and Restated By-Laws	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1998 (“1998 Form 10-K”)

4(a)	Third Amended and Restated Credit Agreement dated as of November 21, 2011 by and among EMCOR Group, Inc. and a subsidiary and Bank of Montreal, as Agent and the lenders listed on the signature pages thereof (the “Credit Agreement”)	Exhibit 4.1(a) to EMCOR’s Report on Form 8-K (Date of Report November 21, 2011) (“November 2011 Form 8-K”)

4(b)	Third Amended and Restated Security Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(b) to EMCOR’s Report on Form 8-K (Date of Report February 4, 2010) (“February 2010 Form 8-K”)

4(c)	First Supplement to Third Amended and Restated Security Agreement dated as of November 21, 2011 among the Company, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(b) to the November 2011 Form 8-K

4(d)	Third Amended and Restated Pledge Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(c) to the February 2010 Form 8-K

4(e)	First Supplement to Third Amended and Restated Pledge Agreement dated as of November 21, 2011 among the Company, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(c) to the November 2011 Form 8-K

Exhibit No.	Description	Incorporated By Reference to or Page Number

4(f)	Second Amended and Restated Guaranty Agreement dated as of February 4, 2010 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4.1(d) to the February 2010 Form 8-K

4(g)	Reaffirmation and First Supplement to Second Amended and Restated Guaranty Agreement dated as of November 21, 2011 by certain of the Company’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4.1(d) to the November 2011 Form 8-K

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K

10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) of EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)

10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)

10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement

10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement

10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement

10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q

10(g-1)	1994 Management Stock Option Plan (“1994 Option Plan”)	Exhibit 10(o) to Form 10

10(g-2)	Amendment to Section 12 of the 1994 Option Plan	Exhibit (g-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2000 (“2000 Form 10-K”)

10(g-3)	Amendment to Section 13 of the 1994 Option Plan	Exhibit (g-3) to 2000 Form 10-K

10(h-1)	1995 Non-Employee Directors’ Non-Qualified Stock Option Plan (“1995 Option Plan”)	Exhibit 10(p) to Form 10

10(h-2)	Amendment to Section 10 of the 1995 Option Plan	Exhibit (h-2) to 2000 Form 10-K

10(i-1)	1997 Non-Employee Directors’ Non-Qualified Stock Option Plan (“1997 Option Plan”)	Exhibit 10(k) to 1998 Form 10-K

10(i-2)	Amendment to Section 9 of the 1997 Option Plan	Exhibit 10(i-2) to 2000 Form 10-K

10(j-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q

10(j-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q

10(j-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(k-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q

10(k-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q

10(k-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)

10(k-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q

10(l-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q

10(l-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q

10(l-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q

10(l-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q

10(m-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement

10(m-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q

10(n-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)

10(n-2)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

10(o)	Letter Agreement dated May 25, 2010 between EMCOR and Frank T. MacInnis	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report May 25, 2010)

10(p-1)	Incentive Plan for Senior Executive Officers of EMCOR Group, Inc. (“Incentive Plan for Senior Executives”)	Exhibit 10.3 to Form 8-K (Date of Report March 4, 2005)

10(p-2)	First Amendment to Incentive Plan for Senior Executives	Exhibit 10(t) to 2005 Form 10-K

10(p-3)	Amendment made February 27, 2008 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-3) to 2008 Form 10-K

10(p-4)	Amendment made December 22, 2008 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-4) to 2008 Form 10-K

10(p-5)	Amendment made December 15, 2009 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-5) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”)

10(p-6)	Suspension of Incentive Plan for Senior Executive Officers	Exhibit 10(r-5) to 2008 Form 10-K

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(q-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)

10(q-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K

10(q-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K

10(q-4)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)

10(r-1)	2003 Non-Employee Directors’ Stock Option Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held June 12, 2003 (“2003 Proxy Statement”)

10(r-2)	First Amendment to 2003 Non-Employee Directors’ Plan	Exhibit 10(u-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)

10(s-1)	2003 Management Stock Incentive Plan	Exhibit B to EMCOR’s 2003 Proxy Statement

10(s-2)	Amendments to 2003 Management Stock Incentive Plan	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”)

10(s-3)	Second Amendment to 2003 Management Stock Incentive Plan	Exhibit 10(v-3) to 2006 Form 10-K

10(t)	Form of Stock Option Agreement evidencing grant of stock options under the 2003 Management Stock Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report January 3, 2005)

10(u)	Key Executive Incentive Bonus Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008 (“2008 Proxy Statement”)

10(v)	2005 Management Stock Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 16, 2005 (“2005 Proxy Statement”)

10(w)	First Amendment to 2005 Management Stock Incentive Plan	Exhibit 10(z) to 2006 Form 10-K

10(x-1)	2005 Stock Plan for Directors	Exhibit C to 2005 Proxy Statement

10(x-2)	First Amendment to 2005 Stock Plan for Directors	Exhibit 10(a)(a-2) to 2006 Form 10-K

10(x-3)	Consents on December 15, 2009 to Transfer Stock Options by Non-Employee Directors	Exhibit 10(z) to 2009 Form 10-K

10(b)(b)	Form of EMCOR Option Agreement for Executive Officers granted January 2, 2002, January 2, 2003 and January 2, 2004	Exhibit 4.7 to 2004 Form S-8

10(c)(c)	Form of EMCOR Option Agreement for Directors granted June 19, 2002, October 25, 2002 and February 27, 2003	Exhibit 4.8 to 2004 Form S-8

10(d)(d)	Option Agreement dated October 25, 2004 between Guzzi and EMCOR	Exhibit A to Guzzi Letter

10(e)(e-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(e)(e-2)	Option Agreement dated December 13, 2007 under 2007 Incentive Plan between Jerry E. Ryan and EMCOR	Exhibit 10(h)(h-2) to 2007 Form 10-K

10(e)(e-3)	Option Agreement dated December 15, 2008 under 2007 Incentive Plan between David Laidley and EMCOR	Exhibit 10.1 to Form 8-K (Date of Report December 15, 2008)

10(e)(e-4)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K

10(f)(f-1)	2010 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held on June 11, 2010

10(f)(f-2)	Amendment No. 1 to 2010 Incentive Plan	Page

10(f)(f-3)	Form Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10(g)(g)	Form of letter agreement between EMCOR and each Executive Officer with respect to acceleration of options granted January 2, 2003 and January 2, 2004	Exhibit 10(b)(b) to 2004 Form 10-K

10(h)(h)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008

10(j)(j)	Certificate dated March 24, 2008 evidencing Stock Unit Award to Frank T. MacInnis	Exhibit 10(k)(k) to the March 2008 Form 10-Q

10(k)(k)	Form of Restricted Stock Award Agreement dated January 4, 2010 between EMCOR and each of Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker	Exhibit 10(l)(l) to 2009 Form 10-K

10(l)(l)	Form of Restricted Stock Award Agreement dated January 3, 2011 between EMCOR and each of Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker	Exhibit 10(l)(l) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2010

10(m)(m)	Form of Restricted Stock Award Agreement dated January 3, 2012 between EMCOR and each of Larry J. Bump, Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Frank T. MacInnis, Jerry E. Ryan and Michael T. Yonker	Page

10(n)(n)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Page

10(o)(o)	Form of Amended and Restated Restricted Stock Award Agreement dated December 14, 2011 amending and restating restricted stock award agreement dated June 1, 2011 under Director Award Program with each of Stephen W. Bershad, David A.B. Brown, Larry J. Bump, Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker	Page

10(p)(p)	Restricted Stock Agreement dated May 9, 2011 between EMCOR and Anthony J. Guzzi	Exhibit 10(o)(o) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(q)(q)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Page

10(r)(r)	Amendment to Option Agreements	Page

11	Computation of Basic EPS and Diluted EPS for the years ended December 2011 and 2010*	Note 5 of the Notes to the Consolidated Financial Statements

14	Code of Ethics of EMCOR for Chief Executive Officer and Senior Financial Officers	Exhibit 14 to 2003 Form 10-K

21	List of Significant Subsidiaries*	Page

23.1	Consent of Ernst & Young LLP*	Page

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer*	Page

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer*	Page

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer**	Page

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer**	Page

101	The following materials from EMCOR Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity and Comprehensive Income (Loss) and (v) the Notes to Consolidated Financial Statements.***	Page

*	Filed Herewith

**	Furnished Herewith

***	Submitted Electronically Herewith

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Registrant hereby undertakes to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Registrant’s subsidiaries.