Form 10-Q
period 2012-03-31
EMCOR GROUP INC
filed 2012-04-26
CIK 105634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Applicable Only To Corporate Issuers

Number of shares of Common Stock outstanding as of the close of business on April 23, 2012: 66,740,369 shares.

EMCOR Group, Inc.

PART I.—FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2012 (Unaudited)	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$438,655	$511,322
Accounts receivable, net	1,175,629	1,187,832
Costs and estimated earnings in excess of billings on uncompleted contracts	119,470	114,836
Inventories	47,124	44,914
Prepaid expenses and other	80,749	77,749

Total current assets	1,861,627	1,936,653

Investments, notes and other long-term receivables	5,026	5,618

Property, plant and equipment, net	111,701	101,663

Goodwill	568,868	566,805

Identifiable intangible assets, net	363,336	370,373

Other assets	33,673	32,964

Total assets	$2,944,231	$3,014,076

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2012 (Unaudited)	December 31, 2011
LIABILITIES AND EQUITY

Current liabilities:
Borrowings under revolving credit facility	$—	$—
Current maturities of long-term debt and capital lease obligations	1,616	1,522
Accounts payable	445,142	477,801
Billings in excess of costs and estimated earnings on uncompleted contracts	400,303	441,695
Accrued payroll and benefits	179,092	204,785
Other accrued expenses and liabilities	206,346	205,110

Total current liabilities	1,232,499	1,330,913
Borrowings under revolving credit facility	150,000	150,000

Long-term debt and capital lease obligations	4,487	3,335

Other long-term obligations	289,867	284,697

Total liabilities	1,676,853	1,768,945

Equity:
EMCOR Group, Inc. stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 68,010,353 and 68,125,437 shares issued, respectively	681	681
Capital surplus	412,783	417,136
Accumulated other comprehensive loss	(78,121)	(78,649)
Retained earnings	933,835	910,042
Treasury stock, at cost 1,279,764 and 1,681,037 shares, respectively	(12,860)	(14,476)

Total EMCOR Group, Inc. stockholders’ equity	1,256,318	1,234,734

Noncontrolling interests	11,060	10,397

Total equity	1,267,378	1,245,131

Total liabilities and equity	$2,944,231	$3,014,076

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)(Unaudited)

Three months ended March 31,	2012	2011
Revenues	$1,538,521	$1,265,243
Cost of sales	1,357,828	1,108,534

Gross profit	180,693	156,709
Selling, general and administrative expenses	134,504	113,911
Restructuring expenses	—	961

Operating income	46,189	41,837
Interest expense	(1,775)	(2,736)
Interest income	416	553

Income from continuing operations before income taxes	44,830	39,654
Income tax provision	17,022	15,096

Income from continuing operations	27,808	24,558
Income from discontinued operation, net of income taxes	—	818

Net income including noncontrolling interests	27,808	25,376
Less: Net income attributable to noncontrolling interests	(663)	(782)

Net income attributable to EMCOR Group, Inc.	$27,145	$24,594

Basic earnings per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.41	$0.36
From discontinued operation	—	0.01

Net income attributable to EMCOR Group, Inc. common stockholders	$0.41	$0.37

Diluted earnings per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.40	$0.35
From discontinued operation	—	0.01

Net income attributable to EMCOR Group, Inc. common stockholders	$0.40	$0.36

Dividends declared per common share	$0.05	$—

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)(Unaudited)

Three months ended March 31,	2012	2011
Net income including noncontrolling interests	$27,808	$25,376

Other comprehensive income, net of tax:
Foreign currency translation adjustments	12	1,720
Post retirement plans, amortization of actuarial loss included in net income (1)	516	321

Other comprehensive income	528	2,041

Comprehensive income	28,336	27,417

Less: Comprehensive income attributable to the noncontrolling interest	(663)	(782)

Comprehensive income attributable to EMCOR Group, Inc.	$27,673	$26,635

(1)	Net of tax of $0.2 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)(Unaudited)

Three months ended March 31,	2012	2011
Cash flows from operating activities:
Net income including noncontrolling interests	$27,808	$25,376
Depreciation and amortization	6,951	6,232
Amortization of identifiable intangible assets	7,545	5,374
Deferred income taxes	1,216	7,753
Excess tax benefits from share-based compensation	(5,229)	(536)
Equity income from unconsolidated entities	(232)	(190)
Other non-cash items	2,361	1,826
Distributions from unconsolidated entities	840	520
Changes in operating assets and liabilities	(74,389)	(81,471)

Net cash used in operating activities	(33,129)	(35,116)

Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired, and related contingent consideration arrangement	(21,044)	(42,428)
Proceeds from sale of property, plant and equipment	169	173
Purchase of property, plant and equipment	(7,826)	(4,517)

Net cash used in investing activities	(28,701)	(46,772)

Cash flows from financing activities:
Repayments of long-term debt and debt issuance costs	—	(6)
Repayments of capital lease obligations	(755)	(157)
Dividends paid to stockholders	(3,323)	—
Repurchase of common stock	(13,192)	—
Proceeds from exercise of stock options	1,909	729
Payments to satisfy minimum tax withholding	(733)	(1,255)
Issuance of common stock under employee stock purchase plan	634	579
Payment for contingent consideration arrangement	(2,214)	—
Excess tax benefits from share-based compensation	5,229	536

Net cash (used in) provided by financing activities	(12,445)	426

Effect of exchange rate changes on cash and cash equivalents	1,608	2,610

Decrease in cash and cash equivalents	(72,667)	(78,852)
Cash and cash equivalents at beginning of year	511,322	710,836

Cash and cash equivalents at end of period	$438,655	$631,984

Supplemental cash flow information:
Cash paid for:
Interest	$1,097	$2,175
Income taxes	$14,897	$14,713
Non-cash financing activities:
Assets acquired under capital lease obligations	$656	$353

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, January 1, 2011	$1,162,845	$690	$427,613	$(42,411)	$782,576	$(15,525)	$9,902
Net income including noncontrolling interests	25,376	—	—	—	24,594	—	782
Other comprehensive income	2,041	—	—	2,041	—	—	—
Treasury stock, at cost (2)	(1,255)	—	—	—	—	(1,255)	—
Common stock issued under share-based compensation plans (3)	2,420	2	2,356	—	—	62	—
Common stock issued under employee stock purchase plan	579	—	579	—	—	—	—
Share-based compensation expense	1,504	—	1,504	—	—	—	—

Balance, March 31, 2011	$1,193,510	$692	$432,052	$(40,370)	$807,170	$(16,718)	$10,684

Balance, January 1, 2012	$1,245,131	$681	$417,136	$(78,649)	$910,042	$(14,476)	$10,397
Net income including noncontrolling interests	27,808	—	—	—	27,145	—	663
Other comprehensive income	528	—	—	528	—	—	—
Common stock issued under share-based compensation plans (3)	7,535	5	5,914	—	—	1,616	—
Common stock issued under employee stock purchase plan	634	—	634	—	—	—	—
Common stock dividends	(3,323)	—	29	—	(3,352)	—	—
Repurchase of common stock	(13,192)	(5)	(13,187)	—	—	—	—
Share-based compensation expense	2,257	—	2,257	—	—	—	—

Balance, March 31, 2012	$1,267,378	$681	$412,783	$(78,121)	$933,835	$(12,860)	$11,060

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.
(2)	Represents value of shares of common stock withheld by EMCOR for minimum statutory income tax withholding requirements upon the issuance of shares in respect of restricted stock units.
(3)	Includes the tax benefit associated with share-based compensation of $6.4 million and $0.8 million for the three months March 31, 2012 and 2011, respectively.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

The results of operations for the 2011 period presented reflect discontinued operations accounting due to the disposition of our interest in our Canadian subsidiary in August 2011. In addition, our reportable segments reflect certain reclassifications of prior year amounts from our United States facilities services segment to our United States mechanical construction and facilities services segment due to changes in our internal reporting structure.

NOTE 2 New Accounting Pronouncements

On January 1, 2012, we adopted the accounting pronouncement updating existing guidance on comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of our Condensed Consolidated Statements of Equity and Comprehensive Income, which was our previous presentation. It requires companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach which we have adopted, the first statement presents total net income and its components followed consecutively by a second statement that presents total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The adoption of this pronouncement did not have any effect on our financial condition or results of operations, though it did change our financial statement presentation.

On January 1, 2012, we adopted the accounting pronouncement simplifying how a company is required to test goodwill for impairment. Companies will now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

NOTE 3 Acquisitions of Businesses

On January 4, 2012, we acquired a company for an immaterial amount. The 2012 acquired company primarily provides mechanical construction services and has been included in our United States mechanical construction and facilities services segment.

On June 30, 2011, we completed the acquisition of USM Services Holdings, Inc. (“USM”) from Transfield Services (Delaware), General Partnership. Under the terms of the transaction, we acquired 100% of USM’s stock for total consideration of $251.1 million and utilized cash on hand to fund the purchase. This acquisition has been accounted for using the acquisition method of accounting. We acquired working capital of $5.0 million and other net liabilities of $20.9 million, and have preliminarily ascribed $132.6 million to goodwill and $134.4 million to identifiable intangible assets in connection with this acquisition, which has been included in our United States facilities services segment. According to certain provisions of the stock purchase agreement, we are to be indemnified

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Acquisitions of Businesses – (continued)

for certain costs. We have not yet completed the final allocation of the purchase price related to the USM acquisition. As we finalize the purchase price allocation, it is anticipated that additional purchase price adjustments will be recorded relating to finalization of intangible asset valuations, tax matters and other items. Such adjustments will be recorded during the measurement period. The finalization of the purchase price accounting assessment may result in changes in the valuation of assets and liabilities acquired, which are not expected to be significant.

We acquired two additional companies during 2011, each for an immaterial amount. One of the 2011 acquired companies primarily provides mechanical construction services and has been included in our United States mechanical construction and facilities services reporting segment, and the other primarily provides mobile mechanical services and has been included in our United States facilities services reporting segment. We believe these acquisitions further expand our service capabilities into new geographical and/or technical areas.

During the first quarter of 2012, we finalized the purchase price allocation and the valuation of the identifiable intangible assets of a company acquired in 2011. In addition to USM, the other three acquired companies referred to in the preceding paragraphs were accounted for by the acquisition method, and the prices paid for them have been allocated to their respective assets and liabilities, based upon the estimated fair values of their respective assets and liabilities at the dates of their respective acquisitions.

NOTE 4 Disposition of Assets

Results of our Canadian operations for the three months ended March 31, 2011 are presented in our Condensed Consolidated Financial Statements as discontinued operations.

In August 2011, we disposed of our entire interest in our Canadian subsidiary, which represented our Canada construction segment, to a group of investors, including members of the former subsidiary’s management team. We received approximately $17.3 million in payment for the shares. In addition, we also received approximately $26.4 million in repayment of indebtedness owed by our Canadian subsidiary to us. Proceeds from the sale of discontinued operation, net of cash sold, totaled $26.6 million. Included in net income from discontinued operation for the year ended December 31, 2011 was a gain on sale of $9.1 million (net of income tax provision of $2.8 million) resulting from the sale of the subsidiary. The gain on sale of discontinued operation included $15.5 million related to amounts previously reported in the foreign translation adjustment component of accumulated other comprehensive income. Income from discontinued operation included an income tax benefit of $0.3 million for the three months ended March 31, 2011.

The components of the results of discontinued operations for the Canada construction segment are as follows (in thousands):

For the three months ended March 31, 2011
Revenues	$46,988
Income from discontinued operation (net of income taxes)	$818
Gain on sale of discontinued operation (net of income taxes)	—
Net income from discontinued operation	$818
Diluted earnings per share from discontinued operation	$0.01

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 Earnings Per Share

Calculation of Basic and Diluted Earnings per Common Share

The following table summarizes our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three months ended March 31, 2012 and 2011 (in thousands, except share and per share data):

	For the
	three months ended
	March 31,
	2012	2011
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$27,145	$23,776
Income from discontinued operation	—	818

Net income attributable to EMCOR Group, Inc. available to common stockholders	$27,145	$24,594

Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	66,685,985	66,808,687
Effect of dilutive securities—Share-based awards	1,260,260	1,772,589

Shares used to compute diluted earnings per common share	67,946,245	68,581,276

Basic earnings per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.41	$0.36
From discontinued operation	—	0.01

Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.41	$0.37

Diluted earnings per share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.40	$0.35
From discontinued operation	—	0.01

Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.40	$0.36

There were 151,798 and 140,096 anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three months ended March 31, 2012 and 2011, respectively.

NOTE 6 Inventories

Inventories consist of the following amounts (in thousands):

	December 31,	December 31,
	March 31,	December 31,
	2012	2011
Raw materials and construction materials	$21,059	$21,452
Work in process	26,065	23,462

	$47,124	$44,914

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7 Debt

Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	December 31,	December 31,
	March 31,	December 31,
	2012	2011
2011 Revolving Credit Facility	$150,000	$150,000
Capitalized lease obligations	6,103	4,857

	156,103	154,857
Less: current maturities	1,616	1,522

	$154,487	$153,335

Credit Facilities

Until November 21, 2011, we had a revolving credit agreement (the “2010 Revolving Credit Facility”), as amended, which provided for a credit facility of $550.0 million. The 2010 Revolving Credit Facility was effective February 4, 2010 and replaced an earlier revolving credit facility (the “2005 Revolving Credit Facility”) of $375.0 million. Effective November 21, 2011, we replaced the 2010 Revolving Credit Facility that was due to expire February 4, 2013 with an amended and restated $750.0 million revolving credit facility (the “2011 Revolving Credit Facility”). The 2011 Revolving Credit Facility expires in November 2016 and permits us to increase our borrowing to $900.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of the borrowing capacity under the 2011 Revolving Credit Facility to letters of credit, which amount compares to $175.0 million under the 2010 Revolving Credit Facility and $125.0 million under the 2005 Revolving Credit Facility. The 2011 Revolving Credit Facility is guaranteed by most of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2011 Revolving Credit Facility contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2011 Revolving Credit Facility, which ranges from 0.25% to 0.35%, based on certain financial tests. The fee is 0.25% of the unused amount as of March 31, 2012. Borrowings under the 2011 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2012) plus 0.50% to 1.00%, based on certain financial tests or (2) United States dollar LIBOR (0.24% at March 31, 2012) plus 1.50% to 2.00%, based on certain financial tests. The interest rate in effect at March 31, 2012 was 1.74%. Letter of credit fees issued under this facility range from 1.50% to 2.00% of the respective face amounts of the letters of credit issued and are computed based on certain financial tests. We capitalized approximately $4.1 million of debt issuance costs associated with the 2011 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. As of March 31, 2012 and December 31, 2011, we had approximately $88.5 million and $83.1 million of letters of credit outstanding, respectively. We have borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility at March 31, 2012, which may remain outstanding at our discretion until the 2011 Revolving Credit Facility expires.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 Fair Value Measurements

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

	Assets at Fair Value as of March 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$438,655	—	—	$438,655
Restricted cash (2)	6,119	—	—	6,119
Short-term investments (2)	17,613	—	—	17,613

Total	$462,387	—	—	$462,387

	Assets at Fair Value as of December 31, 2011
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$511,322	—	—	$511,322
Restricted cash (2)	5,928	—	—	5,928
Short-term investments (2)	17,096	—	—	17,096

Total	$534,346	—	—	$534,346

(1)

Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, which are Level 1 assets. At March 31, 2012 and December 31, 2011, we had $301.8 million and $373.1 million, respectively, in money market funds.

(2)	Restricted cash and short-term investments with original maturities greater than three months are classified as “Prepaid expenses and other” on our consolidated balance sheets.

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

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 Income Taxes

For the three months ended March 31, 2012 and 2011, our income tax provision from continuing operations was $17.0 million and $15.1 million, respectively, based on effective income tax rates, before discrete items, of 38.4% and 38.6%, respectively. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the three months ended March 31, 2012 and 2011, inclusive of discrete items, were 38.5% and 38.8%, respectively. The increase in the 2012 income tax provision was primarily due to increased income before income taxes and a change in the allocation of earnings among various jurisdictions.

As of March 31, 2012 and December 31, 2011, the amount of unrecognized income tax benefits for each period was $5.7 million (of which $3.1 million, if recognized, would favorably affect our effective income tax rate).

We recognized interest expense related to unrecognized income tax benefits in the income tax provision. As of March 31, 2012 and December 31, 2011, we had approximately $2.4 million and $2.3 million, respectively, of accrued interest related to unrecognized income tax benefits included as a liability on the Condensed Consolidated Balance Sheets, of which approximately a net of $0.1 million was recorded during each of the three months ended March 31, 2012 and 2011, respectively.

It is possible that approximately $0.3 million of unrecognized income tax benefits at March 31, 2012, primarily relating to uncertain tax positions attributable to certain intercompany transactions and compensation related accruals, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations.

We file income tax returns with the Internal Revenue Service and various state, local and foreign jurisdictions. The Company is currently under examination by various taxing authorities for the years 2007 through 2011. We are still subject to audit of our federal income tax returns by the Internal Revenue Service for the years 2008 through 2010.

NOTE 10 Common Stock

As of March 31, 2012 and December 31, 2011, 66,730,589 and 66,444,400 shares of our common stock were outstanding, respectively.

During the three months ended March 31, 2012 and 2011, 1,140,734 and 195,875 shares of common stock, respectively, were issued upon the exercise of stock options, upon the satisfaction of required conditions under certain of our share-based compensation plans and upon the grants of shares of common stock.

On September 26, 2011, our Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. During 2012, we repurchased approximately 0.5 million shares of our common stock for approximately $13.2 million. As of March 31, 2012, there remains authorization for us to repurchase approximately $59.3 million of our shares. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase program may be made from time to time as permitted by securities laws and other legal requirements, including provisions in our revolving credit facility placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11 Retirement Plans

Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under this plan.

Components of Net Periodic Pension Cost

The components of net periodic pension cost of the UK Plan for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	For the three months ended March 31,
	2012	2011
Interest cost	$3,107	$3,329
Expected return on plan assets	(3,257)	(3,370)
Amortization of unrecognized loss	608	389

Net periodic pension cost	$458	$348

Employer Contributions

For the three months ended March 31, 2012, our United Kingdom subsidiary contributed $1.4 million to its defined benefit pension plan. It anticipates contributing an additional $4.2 million during the remainder of 2012.

NOTE 12 Segment Information

We have the following reportable segments: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment and central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States facilities services; and (d) United Kingdom construction and facilities services. The segment “United States facilities services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities. The United Kingdom construction and facilities services segment performs electrical construction, mechanical construction and facilities services. In August 2011, we sold our Canadian subsidiary, which represented our Canada construction segment and which performed electrical construction and mechanical construction.

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 Segment Information – (continued)

The following tables present information about industry segments and geographic areas for the three months ended March 31, 2012 and 2011 (in thousands):

	For the three months ended March 31,
	2012	2011
Revenues from unrelated entities:
United States electrical construction and facilities services	$290,537	$268,532
United States mechanical construction and facilities services	552,933	425,205
United States facilities services	554,160	446,629

Total United States operations	1,397,630	1,140,366
United Kingdom construction and facilities services	140,891	124,877

Total worldwide operations	$1,538,521	$1,265,243

Total revenues:
United States electrical construction and facilities services	$294,808	$269,722
United States mechanical construction and facilities services	556,296	427,743
United States facilities services	561,023	450,300
Less intersegment revenues	(14,497)	(7,399)

Total United States operations	1,397,630	1,140,366
United Kingdom construction and facilities services	140,891	124,877

Total worldwide operations	$1,538,521	$1,265,243

EMCOR Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 Segment Information – (continued)

	For the three months ended March 31,
	2012	2011
Operating income (loss):
United States electrical construction and facilities services	$23,566	$14,421
United States mechanical construction and facilities services	21,821	23,328
United States facilities services	12,431	15,279

Total United States operations	57,818	53,028
United Kingdom construction and facilities services	3,482	2,620
Corporate administration	(15,111)	(12,850)
Restructuring expenses	—	(961)

Total worldwide operations	46,189	41,837

Other corporate items:
Interest expense	(1,775)	(2,736)
Interest income	416	553

Income from continuing operations before income taxes	$44,830	$39,654

	March 31,	December 31,
	2012	2011
Total assets:
United States electrical construction and facilities services	$276,824	$277,278
United States mechanical construction and facilities services	732,507	727,518
United States facilities services	1,217,944	1,237,123

Total United States operations	2,227,275	2,241,919
United Kingdom construction and facilities services	232,982	227,029
Corporate administration	483,974	545,128

Total worldwide operations	$2,944,231	$3,014,076

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are one of the largest electrical and mechanical construction and facilities services firms in the United States and the United Kingdom. We provide services to a broad range of commercial, industrial, utility and institutional customers through approximately 70 operating subsidiaries and joint venture entities. Our offices are located in the United States and the United Kingdom.

The results of operations for the 2011 period presented reflect discontinued operations accounting due to the disposition of our interest in our Canadian subsidiary in August 2011. In addition, our reportable segments reflect certain reclassifications of prior year amounts from our United States facilities services segment to our United States mechanical construction and facilities services segment due to changes in our internal reporting structure.

Overview

The following table presents selected financial data for the three months ended March 31, 2012 and 2011 (in thousands, except percentages and per share data):

	For the three months ended March 31,
	2012	2011
Revenues	$1,538,521	$1,265,243
Revenues increase from prior year	21.6%	11.6%
Operating income	$46,189	$41,837
Operating income as a percentage of revenues	3.0%	3.3%
Net income attributable to EMCOR Group, Inc.	$27,145	$24,594
Diluted earnings per common share from continuing operations	$0.40	$0.35

Although overall revenues and operating income showed an increase from 2011 levels, operating margins (operating income as a percentage of revenues) decreased. The increase in revenues for the first quarter of 2012, when compared to the prior year’s first quarter, was primarily attributable to: (a) higher revenues from all of our business segments, excluding the effect of acquistions, and (b) revenues of $132.5 million attributable to companies acquired in 2012 and 2011, which are reported within our United States mechanical construction and facilities services and our United States facilities services segments. The increase in operating income for the three months ended March 31, 2012, compared to the same period in 2011, was primarily attributable to higher operating income from our United States electrical construction and facilities services and our United Kingdom construction and facilities services segments, partially offset by lower operating income from both our United States facilities services and our United States mechanical construction and facilities services segments. The decrease in operating margin was primarily a result of lower operating margins within our United States mechanical construction and facilities services and our United States facilities services segments. This decrease was partially offset by an increase in operating margin from our United States electrical construction and facilities services and our United Kingdom construction and facilities services segments. During the first three months of 2012, cash was used in operating activities, primarily due to changes in our working capital, including a reduction in accounts payable, a net decrease in contracts in progress and a reduction in accruals for payroll and benefits resulting from the payment of 2011 incentive compensation awards, partially offset by a decrease in accounts receivable.

We completed one acquisition during the first quarter of 2012 for an immaterial amount. The results of the acquired company, which primarily provides mechanical construction services, have been included in our United States mechanical construction and facilities services segment; the acquired company expands our service capabilities into new geographical and technical areas. The acquisition is not material to our results of operations for the periods presented.

Operating Segments

We have the following reportable segments: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment and central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States facilities services; and (d) United Kingdom construction and facilities services. The segment “United States facilities services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities. The United Kingdom construction and facilities services segment performs electrical construction, mechanical construction and facilities services. In August 2011, we sold our Canadian subsidiary, which represented our Canada construction segment and which performed electrical construction and mechanical construction.

Results of Operations

Revenues

The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended March 31,
	2012	% of Total	2011	% of Total
Revenues:
United States electrical construction and facilities services	$290,537	19%	$268,532	21%
United States mechanical construction and facilities services	552,933	36%	425,205	34%
United States facilities services	554,160	36%	446,629	35%

Total United States operations	1,397,630	91%	1,140,366	90%
United Kingdom construction and facilities services	140,891	9%	124,877	10%

Total worldwide operations	$1,538,521	100%	$1,265,243	100%

As described below in more detail, our revenues for the three months ended March 31, 2012 increased to $1.54 billion compared to $1.27 billion of revenues for the three months ended March 31, 2011. This increase in revenues was primarily attributable to: (a) higher revenues from all of our business segments, excluding the effect of acquisitions, and (b) revenues of $132.5 million attributable to companies acquired in 2012 and 2011, which are reported within our United States mechanical construction and facilities services and our United States facilities services segments.

Our backlog at March 31, 2012 was $3.39 billion compared to $3.29 billion of backlog at March 31, 2011, excluding the backlog of our Canadian subsidiary which subsidiary we sold in August 2011. Our backlog was $3.33 billion at December 31, 2011. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. The increase in backlog at March 31, 2012, compared to such backlog at March 31, 2011, was primarily attributable to $295.0 million of backlog associated with the acquisition of three companies, one in 2012 and two in 2011, which are included in our United States mechanical construction and facilities services and United States facilities services segments. Excluding backlog attributable to companies acquired in 2012 and 2011, backlog decreased year over year, primarily within our domestic construction and our United Kingdom construction and facilities services segments, partially offset by an increase in the backlog of our United States facilities services segment. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues.

Revenues of our United States electrical construction and facilities services segment were $290.5 million for the three months ended March 31, 2012 compared to revenues of $268.5 million for the three months ended March 31, 2011. The increase in revenues was primarily attributable to higher levels of work on industrial, institutional and water and wastewater construction projects. This increase was partially offset by a decrease in revenues from hospitality construction projects, principally in the Las Vegas market. Notwithstanding the increase in revenues, we continue to be disciplined in a very competitive marketplace as a result of the current economic environment by only accepting work that we believe can be performed at a reasonable margin.

Our United States mechanical construction and facilities services segment revenues for the three months ended March 31, 2012 were $552.9 million, a $127.7 million increase compared to revenues of $425.2 million for the three months ended March 31, 2011. The increase in revenues for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, was primarily attributable to revenues of approximately $42.1 million generated by companies acquired in 2012 and 2011, which primarily provide mechanical construction services, and an increase in revenues from industrial and commercial construction projects. This increase was partially offset by a decrease in revenues from healthcare, hospitality and water and wastewater construction projects. Additionally, we continue to be disciplined in a very competitive marketplace as a result of the current economic environment by only accepting work that we believe can be performed at a reasonable margin.

Revenues of our United States facilities services segment for the three months ended March 31, 2012 increased by $107.5 million compared to the three months ended March 31, 2011. The increase in revenues was primarily attributable to: (a) revenues of approximately $90.4 million generated by companies acquired in 2011, which perform facilities maintenance services and mobile mechanical services, (b) revenues from our commercial site-based operations, excluding the effect of an acquisition, (c) revenues from our government site-based operations and (d) revenues from our mobile mechanical services, excluding the effect of an acquisition.

Our United Kingdom construction and facilities services segment revenues were $140.9 million for the three months ended March 31, 2012 compared to revenues of $124.9 million for the three months ended March 31, 2011. The increase in revenues was attributable to its facilities services operations, principally in the commercial market as a result of an increase in small project work, partially offset by a decrease of $2.8 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar and a decrease in revenues from construction projects.

Cost of sales and Gross profit

The following table presents our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended March 31,
	2012	2011
Cost of sales	$1,357,828	$1,108,534
Gross profit	$180,693	$156,709
Gross profit, as a percentage of revenues	11.7%	12.4%

Our gross profit increased by $24.0 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in gross profit was primarily attributable: (a) companies acquired in 2012 and 2011 within our United States mechanical construction and facilities services and our United States facilities services segments, which contributed $12.3 million to gross profit, net of amortization expense of $0.2 million attributable to identifiable intangible assets, (b) higher revenues from all our business segments and (c) higher gross profit margins from our United States electrical construction and facilities services segment.

Our gross profit margin was 11.7% and 12.4% for the three months ended March 31, 2012 and 2011, respectively. The decrease in gross profit margin for the three months ended March 31, 2012 was primarily the result of (a) lower gross profit margins at our United States mechanical construction and facilities services segment and (b) the effect of our acquisitions in 2011 in our United States facilities services segment, the results of one of which acquired companies was adversely impacted by a decline in snow removal revenues as a result of the unseasonably warm winter experienced throughout most of the Eastern United States. This decrease in gross profit margin was partially offset by an increase in gross profit margin from our United States electrical construction and facilities services segment.

Selling, general and administrative expenses

The following table presents our selling, general and administrative expenses and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

	For the three months ended March 31,
	2012	2011
Selling, general and administrative expenses	$134,504	$113,911
Selling, general and administrative expenses, as a percentage of revenues	8.7%	9.0%

Our selling, general and administrative expenses for the three months ended March 31, 2012 increased by $20.6 million to $134.5 million compared to $113.9 million for the three months ended March 31, 2011. Selling, general and administrative expenses as a percentage of revenues were 8.7% and 9.0% for the three months ended March 31, 2012 and 2011, respectively. This increase in selling, general and administrative expenses was primarily due to: (a) $11.2 million of expenses directly related to companies acquired in 2012 and 2011, including amortization expense of $2.5 million attributable to identifiable intangible assets, and (b) higher employee related costs, such as salaries, incentive compensation and payroll taxes, partially as a result of the addition of staff at several locations. The increase in selling, general and administrative expenses for the three months ended March 31, 2012 was partially offset by a decrease in professional fees, such as legal fees. The decrease in selling, general and administrative expenses as a percentage of revenues for the three months ended March 31, 2012, compared to the same period in 2011, related to our ability to increase revenues at a greater rate than the increase in overhead costs.

Restructuring expenses

Restructuring expenses were zero and $1.0 million for the three months ended March 31, 2012 and 2011, respectively, which primarily related to employee severance obligations reported in our corporate headquarters. As of March 31, 2012, the balance of our severance obligations yet to be paid was $0.1 million, the majority of which is expected to be paid in 2012.

Operating income

The following table presents our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended March 31,
		% of		% of
		Segment		Segment
	2012	Revenues	2011	Revenues
Operating income (loss):
United States electrical construction and facilities services	$23,566	8.1%	$14,421	5.4%
United States mechanical construction and facilities services	21,821	3.9%	23,328	5.5%
United States facilities services	12,431	2.2%	15,279	3.4%

Total United States operations	57,818	4.1%	53,028	4.7%
United Kingdom construction and facilities services	3,482	2.5%	2,620	2.1%
Corporate administration	(15,111)	—	(12,850)	—
Restructuring expenses	—	—	(961)	—

Total worldwide operations	46,189	3.0%	41,837	3.3%

Other corporate items:
Interest expense	(1,775)		(2,736)
Interest income	416		553

Income from continuing operations before income taxes	$44,830		$39,654

As described below in more detail, operating income was $46.2 million and $41.8 million for the three months ended March 31, 2012 and 2011, respectively. Operating margin was 3.0% for the three months ended March 31, 2012 compared to 3.3% for the three months ended March 31, 2011.

Operating income of our United States electrical construction and facilities services segment for the three months ended March 31, 2012 was $23.6 million compared to operating income of $14.4 million for the three months ended March 31, 2011. The increase in operating income was primarily the result of an increase in gross profit from water and wastewater construction projects, primarily in the New York market, and from industrial and transportation construction projects, as well as the favorable resolution of a construction claim on a healthcare project in the first quarter of 2012. These increases were partially offset by a decrease in gross profit attributable to hospitality construction projects, primarily within the Las Vegas market. Additionally, the first quarter of 2011 benefited from the favorable resolution of uncertainties on a completed institutional construction project. Selling, general and administrative expenses increased slightly for the three months ended March 31, 2012 compared to the same period in 2011. The increase in operating margin for the three months ended March 31, 2012 was primarily the result of an increase in gross profit margin and a decrease in selling, general and administrative expenses as a percentage of revenues.

Our United States mechanical construction and facilities services segment operating income for the three months ended March 31, 2012 was $21.8 million, a $1.5 million decrease compared to operating income of $23.3 million for the three months ended March 31, 2011. The decrease in operating income, excluding the effect of acquisitions, was primarily due to a decrease in gross profit from healthcare, hospitality and institutional construction projects. This decrease was partially offset by: (a) higher gross profit from industrial and commercial construction projects, excluding the effect of acquisitions, and (b) operating income of $1.7 million, net of amortization expense of $0.3 million attributable to identifiable intangible assets, from companies acquired in 2012 and 2011. Selling, general and administrative expenses increased period over period, excluding the effect of acquisitions, primarily due to increased employee related costs, such as salaries and incentive compensation, partially as a result of the addition of staff at several locations, partly offset by lower professional fees. The decrease in operating margin for the three months ended March 31, 2012 was primarily the result of a reduction in gross profit margin, partially offset by a decrease in selling, general and administrative expenses as a percentage of revenues.

Operating income of our United States facilities services segment for the three months ended March 31, 2012 decreased by $2.8 million compared to operating income for the three months ended March 31, 2011. The decrease in operating income was primarily due to: (a) an increase in selling, general and administrative expenses, excluding the effect of acquisitions, primarily due to: (i) an increase in employee related costs, such as salaries, payroll taxes and incentive compensation, partially as a result of the addition of staff at several locations, (ii) depreciation and (iii) other discretionary spending, and (b) lower operating income from: (i) our commercial site-based operations, excluding the effect of acquisitions, due to the timing of start up and transition costs at new client sites and a reduction in snow removal revenues and (ii) our industrial services operations, due to several large turnaround projects in the first quarter of 2011 that were not repeated in 2012 and lower demand for certain of our service offerings in the refinery and petrochemical markets. This decrease was partially offset by an increase in operating income from our government services and mobile mechanical operations. Companies acquired in 2011 negatively impacted operating income by $0.6 million, including $2.4 million of amortization expense associated with identifiable intangible assets, primarily attributable to a decline in snow removal revenues as a result of the unseasonably warm winter experienced throughout most of the Eastern United States. The decrease in operating margin for the three months ended March 31, 2012 was primarily the result of an increase in selling, general and administrative expenses as a percentage of revenues and a reduction in gross profit margin.

Our United Kingdom construction and facilities services segment operating income for the three months ended March 31, 2012 was $3.5 million compared to operating income of $2.6 million for the three months ended March 31, 2011. The increase in operating income for the three months ended March 31, 2012, compared to the same period in 2011, was primarily attributable to an increase in gross profit from its facilities services operations as a result of the increase in small project work in the commercial market, partially offset by lower gross profit from its construction operations and an increase in selling, general and administrative expenses. The increase in operating margin for the three months ended March 31, 2012 was primarily the result of a decrease in selling, general and administrative expenses as a percentage of revenues.

Our corporate administration expenses for the three months ended March 31, 2012 were $15.1 million compared to $12.9 million for the three months ended March 31, 2011. The increase in expenses was primarily due to the favorable resolution of a contingency in 2011 and an increase in stock based compensation, partially offset by lower professional fees.

Interest expense for the three months ended March 31, 2012 and 2011 was $1.8 million and $2.7 million, respectively. The reduction in interest expense was primarily due to lower interest rates under the new credit facility entered into in late 2011. Interest income for the three months ended March 31, 2012 was $0.4 million compared to $0.6 million for the three months ended March 31, 2011. The decrease in interest income was primarily related to lower invested cash balances and lower interest rates on our invested cash balances.

For the three months ended March 31, 2012 and 2011, our income tax provision from continuing operations was $17.0 million and $15.1 million, respectively, based on effective income tax rates, before discrete items, of 38.4% and 38.6%, respectively. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the three months ended March 31, 2012 and 2011, inclusive of discrete items, were 38.5% and 38.8%, respectively. The increase in the 2012 income tax provision was primarily due to increased income before income taxes and a change in the allocation of earnings among various jurisdictions.

Liquidity and Capital Resources

The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the three months ended March 31,
	2012	2011
Net cash used in operating activities	$(33,129)	$(35,116)
Net cash used in investing activities	$(28,701)	$(46,772)
Net cash (used in) provided by financing activities	$(12,445)	$426
Effect of exchange rate changes on cash and cash equivalents	$1,608	$2,610

Our consolidated cash balance decreased by approximately $72.7 million from $511.3 million at December 31, 2011 to $438.7 million at March 31, 2012. Net cash used in operating activities for the three months ended March 31, 2012 was $33.1 million compared to $35.1 million of net cash used in operating activities for the three months ended March 31, 2011. The decrease in net cash used in operating activities was primarily due to changes in our working capital, including a reduction in accounts payable, a net decrease in contracts in progress and a reduction in accruals for payroll and benefits resulting from the payment of 2011 incentive compensation awards, partially offset by a decrease in accounts receivable. Net cash used in investing activities of $28.7 million for the three months ended March 31, 2012, compared to net cash used in investing activities of $46.8 million for the three months ended March 31, 2011, was primarily due to a $21.8 million decrease in payments for acquisitions of businesses. Net cash used in financing activities for the three months ended March 31, 2012 of $12.4 million, compared to $0.4 million of net cash provided by financing activities for the three months ended March 31, 2011, was primarily impacted by the repurchase of common stock and the payment of dividends.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Facility (including interest at 1.74%) (1)	$162.3	$2.6	$5.3	$154.4	$—
Capital lease obligations	6.1	1.6	3.0	1.3	0.2
Operating leases	208.9	53.1	79.7	46.8	29.3
Open purchase obligations (2)	859.2	672.6	169.5	17.1	—
Other long-term obligations (3)	273.0	42.9	220.1	10.0	—
Liabilities related to uncertain income tax positions	8.1	0.3	6.3	1.5	—

Total Contractual Obligations	$1,517.6	$773.1	$483.9	$231.1	$29.5

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of credit	$88.5	$88.5	$—	$—	$—

(1)

We classify these borrowings as long-term on our Condensed Consolidated Balance Sheets because of our intent to repay the amounts on a long-term basis. These amounts are outstanding at our discretion and are not payable until the 2011 Revolving Credit Facility expires in November 2016. As of March 31, 2012, there were borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility.

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

Until November 21, 2011, we had a revolving credit agreement (the “2010 Revolving Credit Facility”), as amended, which provided for a credit facility of $550.0 million. The 2010 Revolving Credit Facility was effective February 4, 2010 and replaced an earlier revolving credit facility (the “2005 Revolving Credit Facility”) of $375.0 million. Effective November 21, 2011, we replaced the 2010 Revolving Credit Facility that was due to expire February 4, 2013 with an amended and restated $750.0 million revolving credit facility (the “2011 Revolving Credit Facility”). The 2011 Revolving Credit Facility expires in November 2016 and permits us to increase our borrowing to $900.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of the borrowing capacity under the 2011 Revolving Credit Facility to letters of credit, which amount compares to $175.0 million under the 2010 Revolving Credit Facility and $125.0 million under the 2005 Revolving Credit Facility. The 2011 Revolving Credit Facility is guaranteed by most of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2011 Revolving Credit Facility contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2011 Revolving Credit Facility, which ranges from 0.25% to 0.35%, based on certain financial tests. The fee is 0.25% of the unused amount as of March 31, 2012. Borrowings under the 2011 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2012) plus 0.50% to 1.00%, based on certain financial tests or (2) United States dollar LIBOR (0.24% at March 31, 2012) plus 1.50% to 2.00%, based on certain financial tests. The interest rate in effect at March 31, 2012 was 1.74%. Letter of credit fees issued under this facility range from 1.50% to 2.00% of the respective face amounts of the letters of credit issued and are computed based on certain financial tests. We capitalized approximately $4.1 million of debt issuance costs associated with the 2011 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. As of March 31, 2012 and December 31, 2011, we had approximately $88.5 million and $83.1 million of letters of credit outstanding, respectively. We have borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility at March 31, 2012, which may remain outstanding at our discretion until the 2011 Revolving Credit Facility expires.

The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2012, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.1 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.

We continually monitor our available limits of Surety Bonds, which we believe to be adequate, and discuss with our current and other Surety Bond providers the amount of Surety Bonds that may be available to us based on our financial strength and the absence of any default by us on any Surety Bond issued on our behalf. However, if we experience changes in our bonding relationships or if there are further changes in the surety industry, we may seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds such as letters of credit or guarantees by EMCOR, by seeking to convince customers to forego the requirement for Surety Bonds, by increasing our activities in business segments that rarely require Surety Bonds such as the facilities services segment, and/or by refraining from bidding for certain projects that require Surety Bonds. There can be no assurance that we would be able to effectuate alternatives to providing Surety Bonds to our customers or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds to replace projects requiring Surety Bonds that we may decide not to pursue. Accordingly, if we were to experience a reduction in the availability of Surety Bonds, we could experience a material adverse effect on our financial position, results of operations and/or cash flows.

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

Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2011 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. Short-term liquidity is also impacted by the type and length of construction contracts in place. During past economic downturns, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Costs and estimated earnings in excess of billings on uncompleted contracts”, were $280.8 million and $326.9 million as of March 31, 2012 and December 31, 2011, respectively.

On September 26, 2011, our Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. During 2012, we repurchased approximately 0.5 million shares of our common stock for approximately $13.2 million. As of March 31, 2012, there remained authorization for us to repurchase approximately $59.3 million of our shares. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase program may be made from time to time as permitted by securities laws and other legal requirements, including provisions in our revolving credit facility placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.

On September 26, 2011, we announced our plans to pay a regular quarterly dividend of $0.05 per common share. We paid a quarterly dividend of $0.05 per common share on October 25, 2011 and on January 31, 2012. Prior to October 25, 2011, no cash dividends had been paid on the Company’s common stock. Our revolving credit facility places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of the credit facility currently materially limit our ability to pay a quarterly dividend of $0.05 per share for the foreseeable future. The payment of dividends has been and will be funded from our operations.

Long-term liquidity requirements can be expected to be met initially through cash generated from operating activities and our 2011 Revolving Credit Facility. Based upon our current credit ratings and financial position, we can reasonably expect to be able to incur long-term debt to fund acquisitions. Over the long term, our primary revenue risk factor continues to be the level of demand for non-residential construction services, which is influenced by macroeconomic trends including interest rates and governmental economic policy. In addition, our ability to perform work is critical to meeting long-term liquidity requirements.

We believe that our current cash balances and our borrowing capacity available under the 2011 Revolving Credit Facility or other forms of financing available to us through borrowings, combined with cash expected to be generated from operations, will be sufficient to provide our short-term and foreseeable long-term liquidity and meet our expected capital expenditure requirements. However, we are a party to lawsuits and other proceedings in which other parties seek to recover from us amounts ranging from a few thousand dollars to over $10.0 million. We do not believe that any such matters will have a materially adverse effect on our financial position, results of operations or liquidity.

Certain Insurance Matters

As of March 31, 2012 and December 31, 2011, we utilized approximately $88.5 million and $82.9 million, respectively, of letters of credit obtained under our 2011 Revolving Credit Facility as collateral for our insurance obligations.

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

Application of Critical Accounting Policies

Our condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2011. We adopted two new accounting pronouncements during the three months ended March 31, 2012 (see Note 2, “New Accounting

Pronouncements”, for further information). We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.

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

Accounts Receivable

We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. At March 31, 2012 and December 31, 2011, our accounts receivable of $1,175.6 million and $1,187.8 million, respectively, included allowances for doubtful accounts of $16.3 million and $16.7 million, respectively. The decrease in our allowance for doubtful accounts was due to the recovery of amounts previously determined to be uncollectible and the write-off of accounts receivable against the allowance for doubtful accounts. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.

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

Income Taxes

We had net deferred income tax liabilities at March 31, 2012 and December 31, 2011 of $29.8 million and $29.0 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of March 31, 2012 and December 31, 2011, the total valuation allowance on gross deferred income tax assets was approximately $3.2 million and $3.4 million, respectively.

Goodwill and Identifiable Intangible Assets

As of March 31, 2012, we had $568.9 million and $363.3 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2011, goodwill and net identifiable intangible assets were $566.8 million and $370.4 million, respectively. The changes to goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2011 were related to the acquisition of a company during the first quarter of 2012. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.

We test for impairment of our goodwill at the reporting unit level. In assessing whether our goodwill is impaired, we first qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount using various factors. If after this assessment we are unable to determine that the fair value of a reporting unit exceeds the carrying amount, we proceed to the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. No impairment of our goodwill was recognized for either of the three month periods ended March 31, 2012 and 2011.

We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. As a result of the annual impairment review of the fair value of trade names, we recognized a $1.0 million non-cash impairment charge of trade names associated with certain prior acquisitions during 2011. These trade names are reported within our United States facilities services segment. No additional impairment of our trade names was recognized for either of the three month periods ended March 31, 2012 and 2011.

In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. As a result of the annual impairment review, we recognized a $2.8 million non-cash impairment charge as a result of a change in the fair value of customer relationships associated with certain prior acquisitions reported within our United States facilities services segment during 2011. For either of the three month periods ended March 31, 2012 and 2011, no impairment of our other identifiable intangible assets was recognized.

As of March 31, 2012, we had $568.9 million of goodwill on our balance sheet and, of this amount, approximately 64.0% relates to our United States facilities services segment, approximately 35.3% relates to our United States mechanical construction and facilities services segment and approximately 0.7% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, October 1, 2011, the fair values of our United States facilities services, United States mechanical construction and facilities services and United States electrical construction and facilities services segments exceeded their respective carrying values by approximately $88.3 million, $346.9 million and $285.6 million, respectively. The weighted average cost of capital used in testing goodwill for impairment was 13.6% and 12.3% for our domestic construction and facilities services segments and our United States facilities services segment, respectively. The perpetual growth rate used was 2.7% for our domestic segments.

Our development of the present value of future cash flow projections used in impairment testing is based upon assumptions and estimates by management derived from a review of our operating results, business plans, anticipated growth rates and margins and weighted average cost of capital, among others. Much of the information used in assessing fair value is outside the control of management, such as interest rates, and these assumptions and estimates can change in future periods. There can be no assurances that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing as of October 1, 2011 will prove to be accurate predictions of the future. If our assumptions regarding business plans or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required to record further goodwill and/or identifiable intangible asset impairment charges in future periods.

Although we have not yet conducted our October 1, 2012 goodwill and other impairment tests, there have been no impairments recognized through the first three months of 2012. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not used any derivative financial instruments during the three months ended March 31, 2012, including trading or speculating on changes in commodity prices of materials used in our business.

We are exposed to market risk for changes in interest rates for borrowings under the 2011 Revolving Credit Facility. Borrowings under the 2011 Revolving Credit Facility bear interest at variable rates. As of March 31, 2012, there were borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility. This instrument bears interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2012) plus 0.50% to 1.00% based on certain financial tests or (2) United States dollar LIBOR (0.24% at March 31, 2012) plus 1.50% to 2.00% based on certain financial tests. The interest rate in effect at March 31, 2012 was 1.74%. Based on the $150.0 million borrowings outstanding on the 2011 Revolving Credit Facility, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.2 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.2 million in the next twelve months. Letter of credit fees issued under this facility range from 1.50% to 2.00% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. The 2011 Revolving Credit Facility expires in November 2016. There is no guarantee that we will be able to renew the 2011 Revolving Credit Facility at its expiration.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes repurchases of our common stock made in the quarter ended March 31, 2012 by us:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs
January 1, 2012 to January 31, 2012	None	N/A	N/A	$ 72,476,506

February 1, 2012 to February 29, 2012	71,400	$27.97	71,400	$ 70,477,574

March 1, 2012 to March 31, 2012	404,698	$27.63	404,698	$ 59,284,640

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

ITEM 4.   MINE SAFETY DISCLOSURES.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report.

ITEM 6.   EXHIBITS.

For the list of exhibits, see the Exhibit Index immediately following the signature page hereof, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2012

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ MARK A. POMPA
Mark A. Pompa
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

2(a-1)	Purchase Agreement dated as of February 11, 2002 by and among Comfort Systems USA, Inc. and EMCOR-CSI Holding Co.	Exhibit 2.1 to EMCOR Group, Inc.’s (“EMCOR”) Report on Form 8-K dated February 14, 2002

2(a-2)	Purchase and Sale Agreement dated as of August 20, 2007 between FR X Ohmstede Holdings LLC and EMCOR Group, Inc.	Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report August 20, 2007)

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)

3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)

3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)

3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10- K”)

3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007

3(b)	Amended and Restated By-Laws	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1998 (“1998 Form 10-K”)

4(a)

Third Amended and Restated Credit Agreement dated as of November 21, 2011 by and among EMCOR Group, Inc. and a subsidiary and Bank of Montreal, as Agent and the lenders listed on the signature pages thereof (the “Credit Agreement”)

Exhibit 4.1(a) to EMCOR’s Report on Form 8-K (Date of Report November 21, 2011) (“November 2011 Form 8-K”)

4(b)	Third Amended and Restated Security Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(b) to the EMCOR’s Report on Form 8-K (Date of Report February 4, 2010) (“February 2010 Form 8-K”)

4(c)	First Supplement to Third Amended and Restated Security Agreement dated as of November 21, 2011 among the Company, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(b) to the November 2011 Form 8-K

4(d)	Third Amended and Restated Pledge Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(c) to the February 2010 Form 8-K

4(e)	First Supplement to Third Amended and Restated Pledge Agreement dated as of November 21, 2011 among the Company, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(c) to the November 2011 Form 8-K

4(f)	Second Amended and Restated Guaranty Agreement dated as of February 4, 2010 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4.1(d) to the February 2010 Form 8-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

4(g)	Reaffirmation and First Supplement to Second Amended and Restated Guaranty Agreement dated as of November 21, 2011 by certain of the Company’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4.1(d) to the November 2011 Form 8-K

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K

10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)

10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)

10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement

10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement

10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement

10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q

10(g-1)	1994 Management Stock Option Plan (“1994 Option Plan”)	Exhibit 10(o) to Form 10

10(g-2)	Amendment to Section 12 of the 1994 Option Plan	Exhibit (g-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2000 (“2000 Form 10-K”)

10(g-3)	Amendment to Section 13 of the 1994 Option Plan	Exhibit (g-3) to 2000 Form 10-K

10(h-1)	1995 Non-Employee Directors’ Non-Qualified Stock Option Plan (“1995 Option Plan”)	Exhibit 10(p) to Form 10

10(h-2)	Amendment to Section 10 of the 1995 Option Plan	Exhibit (h-2) to 2000 Form 10-K

10(i-1)	1997 Non-Employee Directors’ Non-Qualified Stock Option Plan (“1997 Option Plan”)	Exhibit 10(k) to 1998 Form 10-K

10(i-2)	Amendment to Section 9 of the 1997 Option Plan	Exhibit 10(i-2) to 2000 Form 10-K

10(j-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q

10(j-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q

10(j-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q

10(k-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q

10(k-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(k-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)

10(k-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q

10(l-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q

10(l-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q

10(l-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q

10(l-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q

10(m-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement

10(m-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q

10(n-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)

10(n-2)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

10(o)	Letter Agreement dated May 25, 2010 between EMCOR and Frank T. MacInnis	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report May 25, 2010)

10(p-1)	Incentive Plan for Senior Executive Officers of EMCOR Group, Inc. (“Incentive Plan for Senior Executives”)	Exhibit 10.3 to Form 8-K (Date of Report March 4, 2005)

10(p-2)	First Amendment to Incentive Plan for Senior Executives	Exhibit 10(t) to 2005 Form 10-K

10(p-3)	Amendment made February 27, 2008 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-3) to 2008 Form 10-K

10(p-4)	Amendment made December 22, 2008 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-4) to 2008 Form 10-K

10(p-5)	Amendment made December 15, 2009 to Incentive Plan for Senior Executive Officers	Exhibit 10(r-5) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”)

10(p-6)	Suspension of Incentive Plan for Senior Executive Officers	Exhibit 10(r-5) to 2008 Form 10-K

10(q-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005

10(q-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K

10(q-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(q-4)	Third Amendment to LTIP *	Page ___

10(q-5)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)

10(r-1)	2003 Non-Employee Directors’ Stock Option Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held on June 12, 2003 (“2003 Proxy Statement”)

10(r-2)	First Amendment to 2003 Non-Employee Directors’ Plan	Exhibit 10(u-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)

10(s-1)	2003 Management Stock Incentive Plan	Exhibit B to EMCOR’s 2003 Proxy Statement

10(s-2)	Amendments to 2003 Management Stock Incentive Plan	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”)

10(s-3)	Second Amendment to 2003 Management Stock Incentive Plan	Exhibit 10(v-3) to 2006 Form 10-K

10(t)	Form of Stock Option Agreement evidencing grant of stock options under the 2003 Management Stock Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report January 3, 2005)

10(u)	Key Executive Incentive Bonus Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008 (“2008 Proxy Statement”)

10(v)	2005 Management Stock Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 16, 2005 (“2005 Proxy Statement”)

10(w)	First Amendment to 2005 Management Stock Incentive Plan	Exhibit 10(z) to 2006 Form 10-K

10(x-1)	2005 Stock Plan for Directors	Exhibit C to 2005 Proxy Statement

10(x-2)	First Amendment to 2005 Stock Plan for Directors	Exhibit 10(a)(a-2) to 2006 Form 10-K

10(x-3)	Consents on December 15, 2009 to Transfer Stock Options by Non-Employee Directors	Exhibit 10(z) to 2009 Form 10-K

10(y)	Form of EMCOR Option Agreement for Executive Officers granted January 2, 2002, January 2, 2003 and January 2, 2004	Exhibit 4.7 to 2004 Form S-8

10(z)	Form of EMCOR Option Agreement for Directors granted June 19, 2002, October 25, 2002 and February 27, 2003	Exhibit 4.8 to 2004 Form S-8

10(a)(a)	Option Agreement dated October 25, 2004 between Guzzi and EMCOR	Exhibit A to Guzzi Letter

10(b)(b-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007

10(b)(b-2)	Option Agreement dated December 13, 2007 under 2007 Incentive Plan between Jerry E. Ryan and EMCOR	Exhibit 10(h)(h-2) to 2007 Form 10-K

10(b)(b-3)	Option Agreement dated December 15, 2008 under 2007 Incentive Plan between David Laidley and EMCOR	Exhibit 10.1 to Form 8-K (Date of Report December 15, 2008)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(b)(b-4)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K

10(c)(c-1)	2010 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held on June 11, 2010

10(c)(c-2)	Amendment No. 1 to 2010 Incentive Plan	Exhibit 10(f)(f-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”)

10(c)(c-3)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

10(d)(d)	Form of letter agreement between EMCOR and each Executive Officer with respect to acceleration of options granted January 2, 2003 and January 2, 2004	Exhibit 10(b)(b) to 2004 Form 10-K

10(e)(e)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008

10(f)(f)	Certificate dated March 24, 2008 evidencing Stock Unit Award to Frank T. MacInnis	Exhibit 10(k)(k) to the March 2008 Form 10-Q

10(g)(g)	Form of Restricted Stock Award Agreement dated January 4, 2010 between EMCOR and each of Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker	Exhibit 10(l)(l) to 2009 Form 10-K

10(h)(h)	Form of Restricted Stock Award Agreement dated January 3, 2011 between EMCOR and each of Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker	Exhibit 10(l)(l) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2010

10(i)(i)

Form of Restricted Stock Award Agreement dated January 3, 2012 between EMCOR and each of Larry J. Bump, Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Frank T. MacInnis, Jerry E. Ryan and Michael T. Yonker

Exhibit 10(m)(m) to 2011 Form 10-K

10(j)(j)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K

10(k)(k)

Form of Amended and Restated Restricted Stock Award Agreement dated December 14, 2011 amending and restating restricted stock award agreement dated June 1, 2011 under Director Award Program with each of Stephen W. Bershad, David A.B. Brown, Larry J. Bump, Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker

Exhibit 10(o)(o) to 2011 Form 10-K

10(l)(l)	Restricted Stock Agreement dated May 9, 2011 between EMCOR and Anthony J. Guzzi	Exhibit 10(o)(o) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

10(m)(m)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K

10(n)(n)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(o)(o)	Form of Restricted Stock Unit Agreement *	Page ___

10(p)(p)	Form of Non-LTIP Stock Unit Certificate *	Page ___

11	Computation of Basic EPS and Diluted EPS for the three months ended March 31, 2012 and 2011	Note 5 of the Notes to the Condensed Consolidated Financial Statements

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer *	Page ___

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer *	Page ___

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer **	Page ___

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer **	Page ___

95	Information concerning mine safety violations or other regulatory matters referred to in Part II, Item 4 of this Quarterly Report on Form 10-Q *	Page ___

101

The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended

March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Condensed Consolidated Financial Statements.***

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