Form 10-Q
period 2012-06-30
EMCOR GROUP INC
filed 2012-07-26
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Number of shares of Common Stock outstanding as of the close of business on July 23, 2012: 66,552,264 shares.

EMCOR Group, Inc.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$434,272	$511,322
Accounts receivable, net	1,194,191	1,187,832
Costs and estimated earnings in excess of billings on uncompleted contracts	119,819	114,836
Inventories	46,085	44,914
Prepaid expenses and other	92,511	77,749
Total current assets	1,886,878	1,936,653
Investments, notes and other long-term receivables	4,500	5,618
Property, plant and equipment, net	113,750	101,663
Goodwill	567,709	566,805
Identifiable intangible assets, net	355,950	370,373
Other assets	31,942	32,964
Total assets	$2,960,729	$3,014,076
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2012 (Unaudited)	December 31, 2011
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit facility	$—	$—
Current maturities of long-term debt and capital lease obligations	1,542	1,522
Accounts payable	467,777	477,801
Billings in excess of costs and estimated earnings on uncompleted contracts	380,651	441,695
Accrued payroll and benefits	183,820	204,785
Other accrued expenses and liabilities	196,107	205,110
Total current liabilities	1,229,897	1,330,913
Borrowings under revolving credit facility	150,000	150,000
Long-term debt and capital lease obligations	4,313	3,335
Other long-term obligations	288,107	284,697
Total liabilities	1,672,317	1,768,945
Equity:
EMCOR Group, Inc. stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 67,771,623 and 68,125,437 shares issued, respectively	679	681
Capital surplus	407,072	417,136
Accumulated other comprehensive loss	(77,644)	(78,649)
Retained earnings	960,557	910,042
Treasury stock, at cost 1,275,713 and 1,681,037 shares, respectively	(12,844)	(14,476)
Total EMCOR Group, Inc. stockholders’ equity	1,277,820	1,234,734
Noncontrolling interests	10,592	10,397
Total equity	1,288,412	1,245,131
Total liabilities and equity	$2,960,729	$3,014,076
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	$1,590,035	$1,348,013	$3,128,556	$2,613,256
Cost of sales	1,396,071	1,173,357	2,753,899	2,281,891
Gross profit	193,964	174,656	374,657	331,365
Selling, general and administrative expenses	137,675	124,473	272,179	238,384
Restructuring expenses	—	138	—	1,099
Operating income	56,289	50,045	102,478	91,882
Interest expense	(1,878)	(2,814)	(3,653)	(5,550)
Interest income	368	478	784	1,031
Income from continuing operations before income taxes	54,779	47,709	99,609	87,363
Income tax provision	20,799	17,889	37,821	32,985
Income from continuing operations	33,980	29,820	61,788	54,378
(Loss) income from discontinued operation, net of income taxes	—	(498)	—	320
Net income including noncontrolling interests	33,980	29,322	61,788	54,698
Less: Net income attributable to noncontrolling interests	(532)	(513)	(1,195)	(1,295)
Net income attributable to EMCOR Group, Inc.	$33,448	$28,809	$60,593	$53,403
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.50	$0.44	$0.91	$0.79
From discontinued operation	—	(0.01)	—	0.01
Net income attributable to EMCOR Group, Inc. common stockholders	$0.50	$0.43	$0.91	$0.80
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.49	$0.43	$0.89	$0.77
From discontinued operation	—	(0.01)	—	0.01
Net income attributable to EMCOR Group, Inc. common stockholders	$0.49	$0.42	$0.89	$0.78
Dividends declared per common share	$0.10	$—	$0.15	$—
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income including noncontrolling interests	$33,980	$29,322	$61,788	$54,698
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(54)	266	(42)	1,986
Post retirement plans, amortization of actuarial loss included in net income (1)	531	335	1,047	656
Other comprehensive income	477	601	1,005	2,642
Comprehensive income	34,457	29,923	62,793	57,340
Less: Comprehensive income attributable to the noncontrolling interest	(532)	(513)	(1,195)	(1,295)
Comprehensive income attributable to EMCOR Group, Inc.	$33,925	$29,410	$61,598	$56,045
_________

(1)
Net of tax of $0.2 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively.

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income including noncontrolling interests	$61,788	$54,698
Depreciation and amortization	14,768	12,507
Amortization of identifiable intangible assets	14,930	11,086
Deferred income taxes	1,479	4,620
Excess tax benefits from share-based compensation	(5,282)	(730)
Equity income from unconsolidated entities	(414)	(617)
Other non-cash items	4,579	3,575
Distributions from unconsolidated entities	866	520
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(104,307)	(79,373)
Net cash (used in) provided by operating activities	(11,593)	6,286
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired, and related contingent consideration arrangement	(20,613)	(301,845)
Proceeds from sale of property, plant and equipment	719	259
Purchase of property, plant and equipment	(19,012)	(10,554)
Investments in and advances to unconsolidated entities and joint ventures	—	(28)
Purchase of short-term investments	(17,782)	—
Maturity of short-term investments	17,693	—
Net cash used in investing activities	(38,995)	(312,168)
Cash flows from financing activities:
Repayments of long-term debt and debt issuance costs	(37)	(11)
Repayments of capital lease obligations	(1,310)	(290)
Dividends paid to stockholders	(6,660)	—
Repurchase of common stock	(21,189)	—
Proceeds from exercise of stock options	1,909	856
Payments to satisfy minimum tax withholding	(733)	(1,255)
Issuance of common stock under employee stock purchase plan	1,263	1,135
Net payments for contingent consideration arrangements	(4,717)	(1,118)
Distributions to noncontrolling interests	(1,000)	(1,300)
Excess tax benefits from share-based compensation	5,282	730
Net cash used in financing activities	(27,192)	(1,253)
Effect of exchange rate changes on cash and cash equivalents	730	2,845
Decrease in cash and cash equivalents	(77,050)	(304,290)
Cash and cash equivalents at beginning of year	511,322	710,836
Cash and cash equivalents at end of period	$434,272	$406,546
Supplemental cash flow information:
Cash paid for:
Interest	$2,545	$4,338
Income taxes	$47,071	$39,541
Non-cash financing activities:
Assets acquired under capital lease obligations	$1,021	$393
Common stock dividends declared	$3,358	$—
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, January 1, 2011	$1,162,845	$690	$427,613	$(42,411)	$782,576	$(15,525)	$9,902
Net income including noncontrolling interests	54,698	—	—	—	53,403	—	1,295
Other comprehensive income	2,642	—	—	2,642	—	—	—
Treasury stock, at cost (2)	(1,255)	—	—	—	—	(1,255)	—
Common stock issued under share-based compensation plans (3)	2,634	2	2,570	—	—	62	—
Common stock issued under employee stock purchase plan	1,135	—	1,135	—	—	—	—
Distributions to noncontrolling interests	(1,300)	—	—	—	—	—	(1,300)
Share-based compensation expense	2,505	—	2,505	—	—	—	—
Balance, June 30, 2011	$1,223,904	$692	$433,823	$(39,769)	$835,979	$(16,718)	$9,897
Balance, January 1, 2012	$1,245,131	$681	$417,136	$(78,649)	$910,042	$(14,476)	$10,397
Net income including noncontrolling interests	61,788	—	—	—	60,593	—	1,195
Other comprehensive income	1,005	—	—	1,005	—	—	—
Common stock issued under share-based compensation plans (3)	7,650	6	6,012	—	—	1,632	—
Common stock issued under employee stock purchase plan	1,263	—	1,263	—	—	—	—
Common stock dividends	(10,018)	—	60	—	(10,078)	—	—
Repurchase of common stock	(21,189)	(8)	(21,181)	—	—	—	—
Distributions to noncontrolling interests	(1,000)	—	—	—	—	—	(1,000)
Share-based compensation expense	3,782	—	3,782	—	—	—	—
Balance, June 30, 2012	$1,288,412	$679	$407,072	$(77,644)	$960,557	$(12,844)	$10,592

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

(2)	Represents value of shares of common stock withheld by EMCOR for minimum statutory income tax withholding requirements upon the issuance of shares in respect of restricted stock units.

(3)	Includes the tax benefit associated with share-based compensation of $6.5 million and $0.8 million for the six months June 30, 2012 and 2011, respectively.
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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.
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
On June 30, 2011, we completed the acquisition of USM Services Holdings, Inc. (“USM”) from Transfield Services (Delaware), General Partnership. Under the terms of the transaction, we acquired 100% of USM’s stock for total consideration of $251.0 million and utilized cash on hand to fund the purchase. This acquisition has been accounted for using the acquisition method of accounting. We acquired working capital of $5.0 million and other net liabilities of $20.3 million, and have ascribed $131.9 million to goodwill and $134.4 million to identifiable intangible assets in connection with this acquisition, which has been included in our United States facilities services segment. According to certain provisions of the stock purchase agreement, we are to be indemnified for certain costs. We have completed the final allocation of the purchase price related to the USM acquisition with an insignificant impact.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3 Acquisitions of Businesses - (Continued)

During the first half of 2012, we finalized the purchase price allocation and the valuation of the identifiable intangible assets of another company acquired in 2011. In addition to USM, the other three acquired companies referred to in the preceding paragraphs were accounted for by the acquisition method, and the prices paid for them have been allocated to their respective assets and liabilities, based upon the estimated fair values of their respective assets and liabilities at the dates of their respective acquisitions. We believe these acquisitions further expand our service capabilities into new geographical and/or technical areas.
NOTE 4 Disposition of Assets
Results of our Canadian operations for the three and six months ended June 30, 2011 are presented in our Condensed Consolidated Financial Statements as discontinued operations.
In August 2011, we disposed of our entire interest in our Canadian subsidiary, which represented our Canada construction segment, to a group of investors, including members of the former subsidiary’s management team. We received approximately $17.3 million in payment for the shares. In addition, we also received approximately $26.4 million in repayment of indebtedness owed by our Canadian subsidiary to us. Proceeds from the sale of discontinued operation, net of cash sold, totaled approximately $26.6 million. Included in net income from discontinued operation for the year ended December 31, 2011 was a gain on sale of $9.1 million (net of income tax provision of $2.8 million) resulting from the sale of the subsidiary. The gain on sale of discontinued operation included $15.5 million related to amounts previously reported in the foreign translation adjustment component of accumulated other comprehensive income. (Loss) income from discontinued operation included income tax benefits of $0.4 million and $0.7 million for the three and six months ended June 30, 2011, respectively.
The components of the results of discontinued operations for the Canada construction segment are as follows (in thousands):

	For the three months ended June 30, 2011	For the six months ended June 30, 2011
Revenues	$51,914	$98,902
(Loss) income from discontinued operation (net of income taxes)	$(498)	$320
Gain on sale of discontinued operation (net of income taxes)	$—	$—
Net (loss) income from discontinued operation	$(498)	$320
Diluted (loss) earnings per share from discontinued operation	$(0.01)	$0.01

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three and six months ended June 30, 2012 and 2011 (in thousands, except share and per share data):

	For the three months ended June 30,
	2012	2011
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$33,448	$29,307
Loss from discontinued operation	—	(498)
Net income attributable to EMCOR Group, Inc. available to common stockholders	$33,448	$28,809
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	66,749,115	66,848,078
Effect of dilutive securities—Share-based awards	946,421	1,743,692
Shares used to compute diluted earnings per common share	67,695,536	68,591,770
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.50	$0.44
From discontinued operation	—	(0.01)
Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.50	$0.43
Diluted earnings (loss) per share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.49	$0.43
From discontinued operation	—	(0.01)
Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.49	$0.42

	For the six months ended June 30,
	2012	2011
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$60,593	$53,083
Income from discontinued operation	—	320
Net income attributable to EMCOR Group, Inc. available to common stockholders	$60,593	$53,403
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	66,717,873	66,828,523
Effect of dilutive securities—Share-based awards	1,103,341	1,758,141
Shares used to compute diluted earnings per common share	67,821,214	68,586,664
Basic earnings per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.91	$0.79
From discontinued operation	—	0.01
Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.91	$0.80
Diluted earnings per share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.89	$0.77
From discontinued operation	—	0.01
Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.89	$0.78
There were 295,819 and 151,798 anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2012, respectively. There were 200,000 and 220,096 anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2011, respectively.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 Inventories
Inventories consist of the following amounts (in thousands):

	June 30, 2012	December 31, 2011
Raw materials and construction materials	$19,963	$21,452
Work in process	26,122	23,462
	$46,085	$44,914

NOTE 7 Debt
Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	June 30, 2012	December 31, 2011
2011 Revolving Credit Facility	$150,000	$150,000
Capitalized lease obligations	5,832	4,857
Other	23	—
	155,855	154,857
Less: current maturities	1,542	1,522
	$154,313	$153,335
Credit Facilities
Until November 21, 2011, we had a revolving credit agreement (the “2010 Revolving Credit Facility”), as amended, which provided for a credit facility of $550.0 million. The 2010 Revolving Credit Facility was effective February 4, 2010 and replaced an earlier revolving credit facility (the “2005 Revolving Credit Facility”) of $375.0 million. Effective November 21, 2011, we replaced the 2010 Revolving Credit Facility that was due to expire February 4, 2013 with an amended and restated $750.0 million revolving credit facility (the “2011 Revolving Credit Facility”). The 2011 Revolving Credit Facility expires on November 21, 2016 and permits us to increase our borrowing to $900.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of the borrowing capacity under the 2011 Revolving Credit Facility to letters of credit, which amount compares to $175.0 million under the 2010 Revolving Credit Facility and $125.0 million under the 2005 Revolving Credit Facility. The 2011 Revolving Credit Facility is guaranteed by most of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2011 Revolving Credit Facility contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2011 Revolving Credit Facility, which ranges from 0.25% to 0.35%, based on certain financial tests. The fee is 0.25% of the unused amount as of June 30, 2012. Borrowings under the 2011 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2012) plus 0.50% to 1.00%, based on certain financial tests or (2) United States dollar LIBOR (0.26% at June 30, 2012) plus 1.50% to 2.00%, based on certain financial tests. The interest rate in effect at June 30, 2012 was 1.76%. Letter of credit fees issued under this facility range from 1.50% to 2.00% of the respective face amounts of the letters of credit issued and are computed based on certain financial tests. We capitalized approximately $4.2 million of debt issuance costs associated with the 2011 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. As of June 30, 2012 and December 31, 2011, we had approximately $93.0 million and $83.1 million of letters of credit outstanding, respectively. We have borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility at June 30, 2012, which may remain outstanding at our discretion until the 2011 Revolving Credit Facility expires.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

	Assets at Fair Value as of June 30, 2012
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$434,272	—	—	$434,272
Restricted cash (2)	6,034	—	—	6,034
Short-term investments (2)	17,274	—	—	17,274
Total	$457,580	—	—	$457,580

	Assets at Fair Value as of December 31, 2011
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$511,322	—	—	$511,322
Restricted cash (2)	5,928	—	—	5,928
Short-term investments (2)	17,096	—	—	17,096
Total	$534,346	—	—	$534,346
 _________

(1)
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, which are Level 1 assets. At June 30, 2012 and December 31, 2011, we had $291.0 million and $373.1 million, respectively, in money market funds.

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

NOTE 9 Income Taxes
For the three months ended June 30, 2012 and 2011, our income tax provision from continuing operations was $20.8 million and $17.9 million, respectively, based on effective income tax rates, before discrete items, of 38.2% and 38.6%, respectively. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the three months ended June 30, 2012 and 2011, inclusive of discrete items, were 38.3% and 37.9%, respectively. For the six months ended June 30, 2012 and 2011, our income tax provision from continuing operations was $37.8 million and $33.0 million, respectively, based on effective income tax rates, before discrete items, of 38.3% and 38.6%, respectively. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the six months ended June 30, 2012 and 2011, inclusive of discrete items, were 38.4% and 38.3%, respectively. The increase in the 2012 income tax provisions for both periods was primarily due to increased income before income taxes and a change in the allocation of earnings among various jurisdictions.
As of June 30, 2012 and December 31, 2011, the amount of unrecognized income tax benefits for each period was $5.7 million (of which $3.1 million, if recognized, would favorably affect our effective income tax rate).

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9 Income Taxes - (Continued)

We recognized interest expense related to unrecognized income tax benefits in the income tax provision. As of June 30, 2012 and December 31, 2011, we had approximately $2.5 million and $2.3 million, respectively, of accrued interest related to unrecognized income tax benefits included as a liability on the Condensed Consolidated Balance Sheets. For each of the three months ended June 30, 2012 and 2011, $0.1 million of interest expense was recognized. For the six months ended June 30, 2012 and 2011, $0.2 million and $0.3 million of interest expense was recognized, respectively.
It is possible that approximately $0.3 million of unrecognized income tax benefits at June 30, 2012, primarily relating to uncertain tax positions attributable to certain intercompany transactions and compensation related accruals, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations.
We file income tax returns with the Internal Revenue Service and various state, local and foreign jurisdictions. The Company is currently under examination by various taxing authorities for the years 2007 through 2011. We are still subject to audit of our federal income tax returns by the Internal Revenue Service for the years 2008 through 2010.
NOTE 10 Common Stock
As of June 30, 2012 and December 31, 2011, 66,495,910 and 66,444,400 shares of our common stock were outstanding, respectively.
During the three months ended June 30, 2012 and 2011, 61,677 and 31,088 shares of common stock, respectively, were issued upon: (a) the satisfaction of required conditions under certain of our share-based compensation plans, (b) the purchase of common stock under our employee stock purchase plan and (c) the exercise of stock options. During the six months ended June 30, 2012 and 2011, 418,640 and 245,211 shares of common stock, respectively, were issued upon: (a) the exercise of stock options, (b) the satisfaction of required conditions under certain of our share-based compensation plans, (c) the purchase of common stock under our employee stock purchase plan and (d) the direct grants of shares of common stock.

On June 29, 2012, our Board of Directors declared a dividend of $0.05 per common share, payable on July 30, 2012, to shareholders of record as of the close of business on July 16, 2012. That dividend will aggregate approximately $3.4 million, which is included in “Other accrued expenses and liabilities”.
On September 26, 2011, our Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. During 2012, we repurchased approximately 0.8 million shares of our common stock for approximately $21.2 million. As of June 30, 2012, there remains authorization for us to repurchase approximately $51.3 million of our shares. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase program may be made from time to time as permitted by securities laws and other legal requirements, including provisions in our revolving credit facility placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
NOTE 11 Retirement Plans
Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under this plan.
Components of Net Periodic Pension Cost
The components of net periodic pension cost of the UK Plan for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Interest cost	$3,114	$3,388	$6,221	$6,717
Expected return on plan assets	(3,264)	(3,430)	(6,521)	(6,800)
Amortization of unrecognized loss	609	396	1,217	785
Net periodic pension cost	$459	$354	$917	$702

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11 Retirement Plans - (Continued)

Employer Contributions
For the six months ended June 30, 2012, our United Kingdom subsidiary contributed approximately $2.7 million to its defined benefit pension plan. It anticipates contributing an additional $2.8 million during the remainder of 2012.
NOTE 12 Commitments and Contingencies
In December 2011, we received a letter from a gasket supplier that it had supplied us with gaskets from a Canadian manufacturer that, contrary to our supplier's product specifications and purchase orders, may contain asbestos material. Additionally, the supplier has informed us that one of its customers had found that certain gaskets manufactured by the Canadian company tested positive for asbestos during a routine audit. However, our supplier also informed us that industry experts have advised it no action is necessary to remove or replace any of these gaskets manufactured by the Canadian company that may have been installed by us inasmuch as any asbestos material in the gaskets is fully encapsulated in the gasket binding and enclosed within piping systems. No reasonable estimate of our ultimate liability is possible at this time, and based on our current knowledge, we do not expect that any amounts that we may incur as a consequence of our installation of these gaskets will have a material adverse effect on our financial position, results of operations or liquidity. To the extent we incur any expenditures related to this matter, we intend to seek reimbursement from the supplier.
NOTE 13 Segment Information
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
The following tables present information about industry segments and geographic areas for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the three months ended June 30,
	2012	2011
Revenues from unrelated entities:
United States electrical construction and facilities services	$295,846	$306,521
United States mechanical construction and facilities services	602,090	472,127
United States facilities services	552,260	448,483
Total United States operations	1,450,196	1,227,131
United Kingdom construction and facilities services	139,839	120,882
Total worldwide operations	$1,590,035	$1,348,013

Total revenues:
United States electrical construction and facilities services	$305,553	$308,285
United States mechanical construction and facilities services	607,323	473,898
United States facilities services	556,511	454,135
Less intersegment revenues	(19,191)	(9,187)
Total United States operations	1,450,196	1,227,131
United Kingdom construction and facilities services	139,839	120,882
Total worldwide operations	$1,590,035	$1,348,013

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13 Segment Information - (Continued)

	For the six months ended June 30,
	2012	2011
Revenues from unrelated entities:
United States electrical construction and facilities services	$586,383	$575,053
United States mechanical construction and facilities services	1,155,023	897,332
United States facilities services	1,106,420	895,112
Total United States operations	2,847,826	2,367,497
United Kingdom construction and facilities services	280,730	245,759
Total worldwide operations	$3,128,556	$2,613,256
Total revenues:
United States electrical construction and facilities services	$600,361	$578,007
United States mechanical construction and facilities services	1,163,619	901,641
United States facilities services	1,117,534	904,435
Less intersegment revenues	(33,688)	(16,586)
Total United States operations	2,847,826	2,367,497
United Kingdom construction and facilities services	280,730	245,759
Total worldwide operations	$3,128,556	$2,613,256

	For the three months ended June 30,
	2012	2011
Operating income (loss):
United States electrical construction and facilities services	$22,409	$26,425
United States mechanical construction and facilities services	30,014	22,762
United States facilities services	15,514	14,776
Total United States operations	67,937	63,963
United Kingdom construction and facilities services	3,962	3,773
Corporate administration	(15,610)	(17,553)
Restructuring expenses	—	(138)
Total worldwide operations	56,289	50,045
Other corporate items:
Interest expense	(1,878)	(2,814)
Interest income	368	478
Income from continuing operations before income taxes	$54,779	$47,709

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13 Segment Information - (Continued)

	For the six months ended June 30,
	2012	2011
Operating income (loss):
United States electrical construction and facilities services	$45,975	$40,846
United States mechanical construction and facilities services	51,835	46,090
United States facilities services	27,945	30,055
Total United States operations	125,755	116,991
United Kingdom construction and facilities services	7,444	6,393
Corporate administration	(30,721)	(30,403)
Restructuring expenses	—	(1,099)
Total worldwide operations	102,478	91,882
Other corporate items:
Interest expense	(3,653)	(5,550)
Interest income	784	1,031
Income from continuing operations before income taxes	$99,609	$87,363

	June 30, 2012	December 31, 2011
Total assets:
United States electrical construction and facilities services	$286,363	$277,278
United States mechanical construction and facilities services	741,333	727,518
United States facilities services	1,206,422	1,237,123
Total United States operations	2,234,118	2,241,919
United Kingdom construction and facilities services	228,092	227,029
Corporate administration	498,519	545,128
Total worldwide operations	$2,960,729	$3,014,076

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
The following table presents selected financial data for the three months ended June 30, 2012 and 2011 (in thousands, except percentages and per share data):

	For the three months ended June 30,
	2012	2011
Revenues	$1,590,035	$1,348,013
Revenues increase from prior year	18.0%	12.6%
Operating income	$56,289	$50,045
Operating income as a percentage of revenues	3.5%	3.7%
Net income attributable to EMCOR Group, Inc.	$33,448	$28,809
Diluted earnings per common share from continuing operations	$0.49	$0.43
Although overall revenues and operating income showed an increase from 2011 levels, operating margins (operating income as a percentage of revenues) decreased slightly. The increase in revenues for the second quarter of 2012, when compared to the prior year’s second quarter, was primarily attributable to: (a) higher revenues from the majority of our business segments, excluding the effect of acquisitions, and (b) revenues of $115.8 million attributable to companies acquired in 2012 and 2011, which are reported within our United States mechanical construction and facilities services segment and our United States facilities services segment. The increase in operating income, excluding the effect of acquisitions, for the three months ended June 30, 2012, compared to the same period in 2011, was primarily attributable to higher operating income from our United States mechanical construction and facilities services segment, our United States facilities services segment and our United Kingdom construction and facilities services segment, partially offset by lower operating income from our United States electrical construction and facilities services segment. Companies acquired in 2012 and 2011, which are reported within our United States mechanical construction and facilities services segment and our United States facilities services segment contributed $0.6 million to operating income, including $2.3 million of amortization expense associated with identifiable intangible assets for the three months ended June 30, 2012. The decrease in operating margin was primarily a result of lower operating margins within our United States electrical construction and facilities services segment, our United States facilities services segment and our United Kingdom and facilities services segment. This decrease was partially offset by an increase in operating margin from our United States mechanical construction and facilities services segment. During the first six months of 2012, cash was used in operating activities, primarily due to changes in our working capital, including a net decrease in contracts in progress, a reduction in accounts payable and a reduction in accruals for payroll and benefits resulting from the payment of 2011 incentive compensation awards, partially offset by a decrease in accounts receivable.
We completed one acquisition during the first half of 2012 for an immaterial amount. The results of the acquired company, which primarily provides mechanical construction services, have been included in our United States mechanical construction and facilities services segment; the acquired company expands our service capabilities into new geographical and technical areas. The acquisition is not material to our results of operations for the periods presented.

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
Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended June 30,
	2012	% of Total	2011	% of Total
Revenues:
United States electrical construction and facilities services	$295,846	19%	$306,521	23%
United States mechanical construction and facilities services	602,090	38%	472,127	35%
United States facilities services	552,260	35%	448,483	33%
Total United States operations	1,450,196	91%	1,227,131	91%
United Kingdom construction and facilities services	139,839	9%	120,882	9%
Total worldwide operations	$1,590,035	100%	$1,348,013	100%

	For the six months ended June 30,
	2012	% of Total	2011	% of Total
Revenues:
United States electrical construction and facilities services	$586,383	19%	$575,053	22%
United States mechanical construction and facilities services	1,155,023	37%	897,332	34%
United States facilities services	1,106,420	35%	895,112	34%
Total United States operations	2,847,826	91%	2,367,497	91%
United Kingdom construction and facilities services	280,730	9%	245,759	9%
Total worldwide operations	$3,128,556	100%	$2,613,256	100%
As described below in more detail, our revenues for the three months ended June 30, 2012 increased to $1.6 billion compared to $1.3 billion of revenues for the three months ended June 30, 2011, and our revenues for the six months ended June 30, 2012 increased to $3.1 billion compared to $2.6 billion for the six months ended June 30, 2011. The overall increase in revenues was primarily attributable to: (a) higher revenues from the majority of our business segments, excluding the effect of acquisitions, and (b) revenues of $115.8 million and $248.3 million for the three and six months ended June 30, 2012 and 2011, respectively, attributable to companies acquired in 2012 and 2011, which are reported within our United States mechanical construction and facilities services segment and our United States facilities services segment. Notwithstanding the increase in revenues, we continue to be disciplined in a very competitive marketplace by only accepting work that we believe can be performed at a reasonable margin.
Our backlog at June 30, 2012 was $3.28 billion compared to $3.54 billion of backlog at June 30, 2011, excluding the backlog of our Canadian subsidiary which subsidiary we sold in August 2011. Our backlog was $3.33 billion at December 31, 2011. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. The decrease in backlog at June 30, 2012, compared to such backlog at June 30, 2011, was primarily attributable to a decrease in backlog, excluding the effect of acquisitions, from our United Kingdom segment and our domestic construction and facilities services segments. This decrease was partially offset by an increase in backlog from our United States facilities services segment and $25.4 million of backlog associated with the acquisition of two companies, one in 2012 and one in 2011, which are included in our United States mechanical construction and facilities services segment and our United States facilities services segment. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues.
Revenues of our United States electrical construction and facilities services segment were $295.8 million and $586.4 million for the three and six months ended June 30, 2012, respectively, compared to revenues of $306.5 million and $575.1 million for the three and months ended June 30, 2011, respectively. The decrease in revenues for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily attributable to lower levels of work from: (a) hospitality construction projects, principally in the Las Vegas market, (b) healthcare, commercial and water and wastewater construction projects and (c) smaller quick turn projects. This decrease was partially offset by an increase in revenues from institutional and industrial construction projects. The increase in revenues for six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily attributable to higher levels of work from industrial and institutional construction projects. This increase was partially offset by a decrease in revenues from hospitality construction projects, principally in the Las Vegas market, and from healthcare and commercial construction projects.
Our United States mechanical construction and facilities services segment revenues for the three months ended June 30, 2012 were $602.1 million, a $130.0 million increase compared to revenues of $472.1 million for the three months ended June 30, 2011. Revenues of this segment for the six months ended June 30, 2012 were $1,155.0 million, a $257.7 million increase compared to revenues of $897.3 million for the six months ended June 30, 2011. The increase in revenues for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, was primarily attributable to an increase in revenues from commercial and industrial construction projects and revenues of approximately $33.0 million and $75.1 million, respectively, generated by companies acquired in 2012 and 2011, which primarily provide mechanical construction services. These increases were partially offset by a decrease in revenues from healthcare, institutional, hospitality and water and wastewater construction projects.
Revenues of our United States facilities services segment for the three months ended June 30, 2012 increased by $103.8 million compared to the three months ended June 30, 2011, and revenues for the six months ended June 30, 2012 increased by $211.3 million compared to the six months ended June 30, 2011. The increase in revenues for the three and six months ended June 30, 2012 was primarily attributable to: (a) revenues of approximately $82.8 million and $173.2 million, respectively, generated by companies acquired in 2011, which perform facilities maintenance services and mobile mechanical services, (b) revenues from our industrial operations and (c) revenues from our government site-based operations. Additionally, the increase in revenues for the six months ended June 30, 2012 benefited from an increase in revenues from our commercial site-based operations, excluding the effect of an acquisition.
Our United Kingdom construction and facilities services segment revenues were $139.8 million and $280.7 million for the three and six months ended June 30, 2012 compared to revenues of $120.9 million and $245.8 million for the three and six months ended June 30, 2011. The increase in revenues for both periods was attributable to an increase in levels of work from its construction operations, primarily in the institutional market, and from its facilities services operations, principally in the commercial market, partially offset by a decrease of $4.3 million and $7.1 million, respectively, relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar.
Cost of sales and Gross profit
The following tables present our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Cost of sales	$1,396,071	$1,173,357	$2,753,899	$2,281,891
Gross profit	$193,964	$174,656	$374,657	$331,365
Gross profit, as a percentage of revenues	12.2%	13.0%	12.0%	12.7%
Our gross profit increased by $19.3 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Gross profit increased by $43.3 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in gross profit for both periods was primarily attributable: (a) higher revenues from the majority of our business segments and (b) companies acquired in 2012 and 2011 within our United States mechanical construction and facilities services segment and our United States facilities services segment, which contributed $10.7 million and $23.0 million to gross profit, net of amortization expense of zero and $0.2 million attributable to identifiable intangible assets, for the three and six months ended June 30, 2012, respectively.
Our gross profit margin was 12.2% and 13.0% for the three months ended June 30, 2012 and 2011, respectively. Gross profit margin was 12.0% and 12.7% for the six months ended June 30, 2012 and 2011, respectively. The decrease in gross profit margin for the three and six months ended June 30, 2012 was primarily the result of: (a) lower gross profit margins at our United States mechanical construction and facilities services segment and our United Kingdom segment and (b) lower gross profit margins from our 2011 acquisitions in our United States facilities services segment, when compared to our historical operations, primarily due to a decline in snow removal revenues as a result of the unseasonably warm winter experienced throughout most of the Eastern United States and lower margins. This decrease in gross profit margin for the six months ended June 30, 2012 was partially offset by an increase in gross profit margin from our United States electrical construction and facilities services segment.
Selling, general and administrative expenses
The following tables present our selling, general and administrative expenses and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Selling, general and administrative expenses	$137,675	$124,473	$272,179	$238,384
Selling, general and administrative expenses, as a percentage of revenues	8.7%	9.2%	8.7%	9.1%
Our selling, general and administrative expenses for the three months ended June 30, 2012 increased by $13.2 million to $137.7 million compared to $124.5 million for the three months ended June 30, 2011. Selling, general and administrative expenses for the six months ended June 30, 2012 increased by $33.8 million to $272.2 million compared to $238.4 million for the six months ended June 30, 2011. Selling, general and administrative expenses as a percentage of revenues was 8.7% for each of the three and six months ended June 30, 2012 compared to 9.2% and 9.1% for the three and six months ended June 30, 2011, respectively. This increase in selling, general and administrative expenses for both periods was primarily due to: (a) $10.1 million and $21.3 million of expenses directly related to companies acquired in 2012 and 2011, including amortization expense of $2.3 million and $4.8 million attributable to identifiable intangible assets for the three and six months ended June 30, 2012, respectively, and (b) higher employee related costs, such as salaries, incentive compensation and employee benefits, partially as a result of the addition of staff at several locations to support our increased revenues. The increases in selling, general and administrative expenses for the three and six months ended June 30, 2012 were partially offset by a decrease in professional fees, as we incurred approximately $4.5 million of transaction costs associated with an acquisition made in the second quarter of 2011. The decreases in selling, general and administrative expenses as a percentage of revenues for the three and six months ended June 30, 2012, compared to the same periods in 2011, related to our ability to increase revenues at a greater rate than the increase in overhead costs.
Restructuring expenses
There were no restructuring expenses for the three and six months ended June 30, 2012 compared to $0.1 million and $1.1 million for the three and six months ended June 30, 2011, respectively, which primarily related to employee severance obligations reported in our corporate headquarters. As of June 30, 2012, the balance of our obligations yet to be paid was $0.1 million, the majority of which is expected to be paid after 2012.

Operating income
The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended June 30,
	2012	% of Segment Revenues	2011	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$22,409	7.6%	$26,425	8.6%
United States mechanical construction and facilities services	30,014	5.0%	22,762	4.8%
United States facilities services	15,514	2.8%	14,776	3.3%
Total United States operations	67,937	4.7%	63,963	5.2%
United Kingdom construction and facilities services	3,962	2.8%	3,773	3.1%
Corporate administration	(15,610)	—	(17,553)	—
Restructuring expenses	—	—	(138)	—
Total worldwide operations	56,289	3.5%	50,045	3.7%
Other corporate items:
Interest expense	(1,878)		(2,814)
Interest income	368		478
Income from continuing operations before income taxes	$54,779		$47,709

	For the six months ended June 30,
	2012	% of Segment Revenues	2011	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$45,975	7.8%	$40,846	7.1%
United States mechanical construction and facilities services	51,835	4.5%	46,090	5.1%
United States facilities services	27,945	2.5%	30,055	3.4%
Total United States operations	125,755	4.4%	116,991	4.9%
United Kingdom construction and facilities services	7,444	2.7%	6,393	2.6%
Corporate administration	(30,721)	—	(30,403)	—
Restructuring expenses	—	—	(1,099)	—
Total worldwide operations	102,478	3.3%	91,882	3.5%
Other corporate items:
Interest expense	(3,653)		(5,550)
Interest income	784		1,031
Income from continuing operations before income taxes	$99,609		$87,363

As described below in more detail, operating income was $56.3 million and $102.5 million for the three and six months ended June 30, 2012, respectively, and $50.0 million and $91.9 million for the three and six months ended June 30, 2011, respectively. Operating margin was 3.5% for the three months ended June 30, 2012 compared to 3.7% for the three months ended June 30, 2011, and operating margin was 3.3% for the six months ended June 30, 2012 compared to 3.5% for the six months ended June 30, 2011.
Operating income of our United States electrical construction and facilities services segment for the three and six months ended June 30, 2012 was $22.4 million and $46.0 million, respectively, compared to operating income of $26.4 million and $40.8 million for the three and six months ended June 30, 2011, respectively. The decrease in operating income for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily attributable to lower gross profit from hospitality construction projects, principally in the Las Vegas market, and smaller quick turn projects. This decrease was partially offset by an increase in gross profit from institutional, water and wastewater and industrial construction projects. The increase in operating income for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily the result of an increase in gross profit from water and wastewater construction projects, primarily in the New York market, and from industrial, institutional and transportation construction projects, as well as the favorable resolution of a construction claim on a healthcare project in the first half of 2012. These increases were partially offset by a decrease in gross profit attributable to hospitality construction projects, primarily within the Las Vegas market. Additionally, the first half of 2011 benefited from the favorable resolution of uncertainties on a completed institutional construction project. Selling, general and administrative expenses increased for both periods in 2012 compared to 2011 due to an increase in the provision for doubtful accounts and employment costs. The decrease in operating margin for the three months ended June 30, 2012 was primarily the result of a decrease in gross profit margin and an increase in selling, general and administrative expenses as a percentage of revenues. The increase in operating margin for the six months ended June 30, 2012 was primarily the result of an increase in gross profit margin.
Our United States mechanical construction and facilities services segment operating income for the three months ended June 30, 2012 was $30.0 million, a $7.3 million increase compared to operating income of $22.8 million for the three months ended June 30, 2011. Operating income for the six months ended June 30, 2012 was $51.8 million, a $5.7 million increase compared to operating income of $46.1 million for the six months ended June 30, 2011. The increase in operating income for both periods, excluding the effect of acquisitions, was primarily due to an increase in gross profit from commercial and industrial construction projects, partially offset by lower gross profit from hospitality, healthcare and institutional construction projects. Additionally, companies acquired in 2012 and 2011 generated $1.9 million and $3.6 million, net of amortization expense of zero and $0.3 million attributable to identifiable intangible assets, of operating income for the three and six months ended June 30, 2012, respectively. Selling, general and administrative expenses increased for the three and six months ended June 30, 2012 compared to the same period in 2011, excluding the effect of acquisitions, primarily due to increased employee related costs, such as salaries, employee benefits and incentive compensation, principally as a result of the addition of staff at several locations, partially offset by lower professional fees. The increase in operating margin for the three months ended June 30, 2012 was primarily the result of a decrease in selling, general and administrative expenses as a percentage of revenues, partially offset by a reduction in gross profit margin. The decrease in operating margin for the six months ended June 30, 2012 was primarily the result of a reduction in gross profit margin, partially offset by a decrease in selling, general and administrative expenses as a percentage of revenues.
Operating income of our United States facilities services segment for the three months ended June 30, 2012 increased by $0.7 million compared to operating income for the three months ended June 30, 2011, and operating income for the six months ended June 30, 2012 decreased by $2.1 million compared to operating income for the six months ended June 30, 2011. The increase in operating income for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily attributable to an increase in gross profit from our mobile mechanical and industrial services operations. This increase was partially offset by lower gross profit from our commercial site-based operations, excluding the effect of an acquisition, predominantly due to the timing of start up and transition costs at new clients. The decrease in operating income for the six months ended June 30, 2012 as compared to the same period in 2011 was partially attributable to lower gross profit from our commercial site-based operations, excluding the effect of an acquisition, predominantly as a result of the reason mentioned above and a decline in snow removal revenues. This decrease was partially offset by an increase in gross profit from our mobile mechanical and government site-based operations. Both periods were negatively impacted by an increase in selling, general and administrative expenses, excluding the effect of acquisitions, primarily due to: (a) an increase in employee related costs, such as salaries, employee benefits and incentive compensation, partially as a result of the addition of staff at several locations and (b) other discretionary spending. Additionally, companies acquired in 2011 negatively impacted operating income by $1.3 million and $1.9 million, including $2.3 million and $4.7 million of amortization expense associated with identifiable intangible assets for the three and six months ended June 30, 2012, respectively, primarily due to a decline in snow removal revenues as a result of the unseasonably warm winter experienced throughout most of the Eastern United States, lower business volume and lower gross margins. The decrease in operating margin for both periods was primarily the result of a reduction in gross profit margins.
Our United Kingdom construction and facilities services segment operating income for the three and six months ended June 30, 2012 was $4.0 million and $7.4 million, respectively, compared to operating income of $3.8 million and $6.4 million for the three and six months ended June 30, 2011, respectively. The increase in operating income for both 2012 periods was primarily attributable to an increase in gross profit from its facilities services operations, partially as a result of an increase in small project work in the commercial market. This increase was partially offset by lower gross profit from its construction operations and an increase in selling, general and administrative expenses, partly attributable to a reduction in the provision for doubtful accounts in the 2011 periods due to the favorable settlements of amounts previously determined to be uncollectible and to higher professional and staff development fees in the 2012 periods. The decrease in operating margin for the three months ended June 30, 2012 was primarily the result of a decrease in gross profit margin from its construction business compared to the same period in 2011. The increase in operating margin for the six months ended June 30, 2012 was primarily the result of a decrease in selling, general and administrative expenses as a percentage of revenues.
Our corporate administration expenses for the three months ended June 30, 2012 were $15.6 million compared to $17.6 million for the three months ended June 30, 2011. Our corporate administration expenses for the six months ended June 30, 2012 were $30.7 million compared to $30.4 million for the six months ended June 30 2011. The decrease in expenses for the three months ended June 30, 2012 compared to the same period in 2011 was primarily due to approximately $4.5 million of transaction costs associated with an acquisition made in the second quarter of 2011, partially offset by higher share-based compensation costs.
Interest expense for the three months ended June 30, 2012 and 2011 was $1.9 million and $2.8 million, respectively. Interest expense for the six months ended June 30, 2012 and 2011 was $3.7 million and $5.6 million, respectively. The reduction in interest expense for both periods was primarily due to lower interest rates under a new credit facility entered into in late 2011. Interest income for the three months ended June 30, 2012 was $0.4 million compared to $0.5 million for the three months ended June 30, 2011. Interest income for the six months ended June 30, 2012 was $0.8 million compared to $1.0 million for the six months ended June 30, 2011. The decrease in interest income for both periods was primarily related to lower invested cash balances and lower interest rates on our invested cash balances.
For the three months ended June 30, 2012 and 2011, our income tax provision from continuing operations was $20.8 million and $17.9 million, respectively, based on effective income tax rates, before discrete items, of 38.2% and 38.6%, respectively. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the three months ended June 30, 2012 and 2011, inclusive of discrete items, were 38.3% and 37.9%, respectively. For the six months ended June 30, 2012 and 2011, our income tax provision from continuing operations was $37.8 million and $33.0 million, respectively, based on effective income tax rates, before discrete items, of 38.3% and 38.6%, respectively. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the six months ended June 30, 2012 and 2011, inclusive of discrete items, were 38.4% and 38.3%, respectively. The increase in the 2012 income tax provisions for both periods was primarily due to increased income before income taxes and a change in the allocation of earnings among various jurisdictions.
Liquidity and Capital Resources
The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the six months ended June 30,
	2012	2011
Net cash (used in) provided by operating activities	$(11,593)	$6,286
Net cash used in investing activities	$(38,995)	$(312,168)
Net cash used in financing activities	$(27,192)	$(1,253)
Effect of exchange rate changes on cash and cash equivalents	$730	$2,845

Our consolidated cash balance decreased by approximately $77.1 million from $511.3 million at December 31, 2011 to $434.3 million at June 30, 2012. Net cash used in operating activities for the six months ended June 30, 2012 was $11.6 million compared to $6.3 million of net cash provided by operating activities for the six months ended June 30, 2011. The increase in net cash used in operating activities was primarily due to changes in our working capital, including a net decrease in contracts in progress, a reduction in accounts payable and a reduction in accruals for payroll and benefits resulting from the payment of 2011 incentive compensation awards, partially offset by a decrease in accounts receivable. Net cash used in investing activities of $39.0 million for the six months ended June 30, 2012, compared to net cash used in investing activities of $312.2 million for the six months ended June 30, 2011, was primarily due to a $281.7 million decrease in payments for acquisitions of businesses. Net cash used in financing activities for the six months ended June 30, 2012 of $27.2 million, compared to $1.3 million of net cash used in financing activities for the six months ended June 30, 2011, was primarily impacted by the repurchase of common stock and the payment of dividends.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Facility (including interest at 1.76%) (1)	$161.8	$2.7	$5.4	$153.7	$—
Capital lease obligations	5.8	1.5	3.0	1.2	0.1
Operating leases	208.0	55.8	80.1	45.7	26.4
Open purchase obligations (2)	861.3	707.7	136.7	16.9	—
Other long-term obligations (3)	270.6	40.2	220.6	9.8	—
Liabilities related to uncertain income tax positions	8.2	0.3	6.4	1.5	—
Total Contractual Obligations	$1,515.7	$808.2	$452.2	$228.8	$26.5

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of credit	$93.0	$93.0	$—	$—	$—
 _________

(1)
We classify these borrowings as long-term on our Condensed Consolidated Balance Sheets because of our intent to repay the amounts on a long-term basis. These amounts are outstanding at our discretion and are not payable until the 2011 Revolving Credit Facility expires in November 2016. As of June 30, 2012, there were borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility.

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

Until November 21, 2011, we had a revolving credit agreement (the “2010 Revolving Credit Facility”), as amended, which provided for a credit facility of $550.0 million. The 2010 Revolving Credit Facility was effective February 4, 2010 and replaced an earlier revolving credit facility (the “2005 Revolving Credit Facility”) of $375.0 million. Effective November 21, 2011, we replaced the 2010 Revolving Credit Facility that was due to expire February 4, 2013 with an amended and restated $750.0 million revolving credit facility (the “2011 Revolving Credit Facility”). The 2011 Revolving Credit Facility expires on November 21, 2016 and permits us to increase our borrowing to $900.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of the borrowing capacity under the 2011 Revolving Credit Facility to letters of credit, which amount compares to $175.0 million under the 2010 Revolving Credit Facility and $125.0 million under the 2005 Revolving Credit Facility. The 2011 Revolving Credit Facility is guaranteed by most of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2011 Revolving Credit Facility contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2011 Revolving Credit Facility, which ranges from 0.25% to 0.35%, based on certain financial tests. The fee is 0.25% of the unused amount as of June 30, 2012. Borrowings under the 2011 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2012) plus 0.50% to 1.00%, based on certain financial tests or (2) United States dollar LIBOR (0.26% at June 30, 2012) plus 1.50% to 2.00%, based on certain financial tests. The interest rate in effect at June 30, 2012 was 1.76%. Letter of credit fees issued under this facility range from 1.50% to 2.00% of the respective face amounts of the letters of credit issued and are computed based on certain financial tests. We capitalized approximately $4.2 million of debt issuance costs associated with the 2011 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. As of June 30, 2012 and December 31, 2011, we had approximately $93.0 million and $83.1 million of letters of credit outstanding, respectively. We have borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility at June 30, 2012, which may remain outstanding at our discretion until the 2011 Revolving Credit Facility expires.

The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2012, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.0 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2011 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. Short-term liquidity is also impacted by the type and length of construction contracts in place. During past economic downturns, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Costs and estimated earnings in excess of billings on uncompleted contracts”, were $260.8 million and $326.9 million as of June 30, 2012 and December 31, 2011, respectively.
On September 26, 2011, our Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. During 2012, we repurchased approximately 0.8 million shares of our common stock for approximately $21.2 million. As of June 30, 2012, there remained authorization for us to repurchase approximately $51.3 million of our shares. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase program may be made from time to time as permitted by securities laws and other legal requirements, including provisions in our revolving credit facility placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
On September 26, 2011, we announced our plans to pay a regular quarterly dividend of $0.05 per common share. We have paid quarterly dividends since October 25, 2011, and we will pay a quarterly dividend on July 30, 2012. Prior to October 25, 2011, no cash dividends had been paid on the Company’s common stock. Our revolving credit facility places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of the credit facility currently materially limit our ability to pay a quarterly dividend of $0.05 per share for the foreseeable future. The payment of dividends has been and will be funded from our operations.
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
Certain Insurance Matters
As of June 30, 2012 and December 31, 2011, we utilized approximately $93.0 million and $82.9 million, respectively, of letters of credit obtained under our 2011 Revolving Credit Facility as collateral for our insurance obligations.
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
Application of Critical Accounting Policies
Our condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2011. We adopted two new accounting pronouncements during the six months ended June 30, 2012 (see Note 2, “New Accounting Pronouncements”, for further information). We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.
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
Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. At June 30, 2012 and December 31, 2011, our accounts receivable of $1,194.2 million and $1,187.8 million, respectively, included allowances for doubtful accounts of $16.0 million and $16.7 million, respectively. The decrease in our allowance for doubtful accounts was due to the recovery of amounts previously determined to be uncollectible and the write-off of accounts receivable against the allowance for doubtful accounts. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
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
Income Taxes
We had net deferred income tax liabilities at June 30, 2012 and December 31, 2011 of $30.0 million and $29.0 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of June 30, 2012 and December 31, 2011, the total valuation allowance on gross deferred income tax assets was approximately $3.2 million and $3.4 million, respectively.
Goodwill and Identifiable Intangible Assets
As of June 30, 2012, we had $567.7 million and $356.0 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2011, goodwill and net identifiable intangible assets were $566.8 million and $370.4 million, respectively. The changes to goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2011 were primarily related to the acquisition of a company during the first half of 2012. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. In assessing whether our goodwill is impaired, we first qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount using various factors. If after this assessment we are unable to determine that the fair value of a reporting unit exceeds the carrying amount, we proceed to the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. No impairment of our goodwill was recognized for either of the three or six month periods ended June 30, 2012 and 2011.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. As a result of the annual impairment review of the fair value of trade names, we recognized a $1.0 million non-cash impairment charge of trade names associated with certain prior acquisitions during 2011. These trade names are reported within our United States facilities services segment. No additional impairment of our trade names was recognized for either of the three or six month periods ended June 30, 2012 and 2011.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. As a result of the annual impairment review, we recognized a $2.8 million non-cash impairment charge as a result of a change in the fair value of customer relationships associated with certain prior acquisitions reported within our United States facilities services segment during 2011. For either of the three or six month periods ended June 30, 2012 and 2011, no impairment of our other identifiable intangible assets was recognized.
As of June 30, 2012, we had $567.7 million of goodwill on our balance sheet and, of this amount, approximately 64.0% relates to our United States facilities services segment, approximately 35.3% relates to our United States mechanical construction and facilities services segment and approximately 0.7% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, October 1, 2011, the fair value of our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment significantly exceeded their carrying values by approximately $346.9 million and $285.6 million, respectively. As a result of a previously recognized impairment within our United States facilities services segment of $210.6 million in 2010, the assets were written down to fair value. Consequently, as of the date of our latest impairment test (October 1, 2011), the fair value of our United States facilities services segment only exceeded the carrying value by $88.3 million. The weighted average cost of capital used in testing goodwill for impairment was 13.6% and 12.3% for our domestic construction and facilities services segments and our United States facilities services segment, respectively. The perpetual growth rate used was 2.7% for our domestic segments.
As disclosed in 2012's Management Discussion and Analysis, due to challenging overall economic conditions and external factors (in particular, weather negatively impacting certain businesses whose results are weather dependent), our United States facilities services segment has not performed to our expectations. As such, future performance of this segment along with a continued evaluation of the conditions of its end user markets will be important to ongoing impairment assessments. Should its actual results suffer a decline or expected future results be revised downward, the risk of goodwill impairment would increase.
Our development of the present value of future cash flow projections used in impairment testing is based upon assumptions and estimates by management from reviews of our operating results, business plans, anticipated growth rates and margins, and weighted average cost of capital, among others. Those assumptions and estimates can change in future periods, and other factors used in assessing fair value are outside the control of management, such as interest rates. There can be no assurance that estimates and assumptions made for purposes of our goodwill and identifiable asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding future business performance or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required to record goodwill and/or identifiable asset impairment charges in future periods.
Although we have not yet conducted our October 1, 2012 goodwill and other impairment tests, there have been no impairments recognized through the first six months of 2012. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the six months ended June 30, 2012, including trading or speculating on changes in commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2011 Revolving Credit Facility. Borrowings under the 2011 Revolving Credit Facility bear interest at variable rates. As of June 30, 2012, there were borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility. This instrument bears interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2012) plus 0.50% to 1.00% based on certain financial tests or (2) United States dollar LIBOR (0.26% at June 30, 2012) plus 1.50% to 2.00% based on certain financial tests. The interest rate in effect at June 30, 2012 was 1.76%. Based on the $150.0 million borrowings outstanding on the 2011 Revolving Credit Facility, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.2 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.2 million in the next twelve months. Letter of credit fees issued under this facility range from 1.50% to 2.00% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. The 2011 Revolving Credit Facility expires on November 21, 2016. There is no guarantee that we will be able to renew the 2011 Revolving Credit Facility at its expiration.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. – OTHER INFORMATION.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made during the quarter ended June 30, 2012 by us:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs
April 1, 2012 to April 30, 2012	3,600	$26.00	3,600	$59,190,932

May 1, 2012 to May 31, 2012	192,655	$27.53	192,655	$53,881,658

June 1, 2012 to June 30, 2012	100,101	$25.88	100,101	$51,288,254

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
Date: July 26, 2012

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
Exhibit 4.1(a) to EMCOR’s Report on Form 8-K (Date of Report November 21, 2011) (“November 2011 Form 8-K”)
4(b)	Third Amended and Restated Security Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(b) to the EMCOR’s Report on Form 8-K (Date of Report February 4, 2010) (“February 2010 Form 8-K”)
4(c)	First Supplement to Third Amended and Restated Security Agreement dated as of November 21, 2011 among the Company, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(b) to the November 2011 Form 8-K
4(d)	Third Amended and Restated Pledge Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(c) to the February 2010 Form 8-K
4(e)	First Supplement to Third Amended and Restated Pledge Agreement dated as of November 21, 2011 among the Company, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(c) to the November 2011 Form 8-K
4(f)	Second Amended and Restated Guaranty Agreement dated as of February 4, 2010 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4.1(d) to the February 2010 Form 8-K
4(g)	Reaffirmation and First Supplement to Second Amended and Restated Guaranty Agreement dated as of November 21, 2011 by certain of the Company’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4.1(d) to the November 2011 Form 8-K
10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(h-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(i-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(i-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(i-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(i-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(j-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(j-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(k-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-2)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(l)	Letter Agreement dated May 25, 2010 between EMCOR and Frank T. MacInnis	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report May 25, 2010)
10(m-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005
10(m-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(m-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(m-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 ("March 2012 Form 10-Q")
10(m-5)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(n-1)	2003 Non-Employee Directors’ Stock Option Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held on June 12, 2003 (“2003 Proxy Statement”)
10(n-2)	First Amendment to 2003 Non-Employee Directors’ Plan	Exhibit 10(u-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)
10(o-1)	2003 Management Stock Incentive Plan	Exhibit B to EMCOR’s 2003 Proxy Statement
10(o-2)	Amendments to 2003 Management Stock Incentive Plan	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”)
10(o-3)	Second Amendment to 2003 Management Stock Incentive Plan	Exhibit 10(v-3) to 2006 Form 10-K
10(p)	Form of Stock Option Agreement evidencing grant of stock options under the 2003 Management Stock Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report January 3, 2005)
10(q)	Key Executive Incentive Bonus Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008 (“2008 Proxy Statement”)
10(r)	Consents on December 15, 2009 to Transfer Stock Options by Non-Employee Directors	Exhibit 10(z) to 2009 Form 10-K
10(s)	Form of EMCOR Option Agreement for Executive Officers granted January 2, 2003 and January 2, 2004	Exhibit 4.7 to 2004 Form S-8
10(t)	Option Agreement dated October 25, 2004 between Guzzi and EMCOR	Exhibit A to Guzzi Letter
10(u)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007
10(v)	Option Agreement dated December 13, 2007 under 2007 Incentive Plan between Jerry E. Ryan and EMCOR	Exhibit 10(h)(h-2) to 2007 Form 10-K
10(w)	Option Agreement dated December 15, 2008 under 2007 Incentive Plan between David Laidley and EMCOR	Exhibit 10.1 to Form 8-K (Date of Report December 15, 2008)
10(x)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K
10(y-1)	2010 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held on June 11, 2010
10(y-2)	Amendment No. 1 to 2010 Incentive Plan	Exhibit 10(f)(f-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

10(z)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(a)(a)	Form of letter agreement between EMCOR and each Executive Officer with respect to acceleration of options granted January 2, 2003 and January 2, 2004	Exhibit 10(b)(b) to 2004 Form 10-K
10(b)(b)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(c)(c)
Form of Restricted Stock Award Agreement dated January 3, 2012 between EMCOR and each of Larry J. Bump, Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Frank T. MacInnis, Jerry E. Ryan and Michael T. Yonker
Exhibit 10(m)(m) to 2011 Form 10-K
10(d)(d)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(e)(e)
Form of Amended and Restated Restricted Stock Award Agreement dated December 14, 2011 amending and restating restricted stock award agreement dated June 1, 2011 under Director Award Program with each of Stephen W. Bershad, David A.B. Brown, Larry J. Bump, Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker
Exhibit 10(o)(o) to 2011 Form 10-K
10(f)(f)	Restricted Stock Unit Agreement dated May 9, 2011 between EMCOR and Anthony J. Guzzi	Exhibit 10(o)(o) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10(g)(g)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K
10(h)(h)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(i)(i)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(o)(o) to the March 31, 2012 Form 10-Q
10(j)(j)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(k)(k)	Form of Director Restricted Stock Unit Agreement *	Page ___
11	Computation of Basic EPS and Diluted EPS for the three and six months ended June 30, 2012 and 2011	Note 5 of the Notes to the Condensed Consolidated Financial Statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer *	Page ___
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer *	Page ___
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer **	Page ___
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer **	Page ___
95	Information concerning mine safety violations or other regulatory matters referred to in Part II, Item 4 of this Quarterly Report on Form 10-Q *	Page ___

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Page Number

101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Condensed Consolidated Financial Statements.***
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