Form 10-Q
period 2012-09-30
EMCOR GROUP INC
filed 2012-10-25
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Number of shares of Common Stock outstanding as of the close of business on October 22, 2012: 66,539,947 shares.

EMCOR Group, Inc.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$474,380	$511,322
Accounts receivable, net	1,270,706	1,187,832
Costs and estimated earnings in excess of billings on uncompleted contracts	109,085	114,836
Inventories	47,023	44,914
Prepaid expenses and other	84,719	77,749
Total current assets	1,985,913	1,936,653
Investments, notes and other long-term receivables	4,700	5,618
Property, plant and equipment, net	116,406	101,663
Goodwill	568,166	566,805
Identifiable intangible assets, net	348,545	370,373
Other assets	29,731	32,964
Total assets	$3,053,461	$3,014,076
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2012 (Unaudited)	December 31, 2011
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit facility	$—	$—
Current maturities of long-term debt and capital lease obligations	1,673	1,522
Accounts payable	464,383	477,801
Billings in excess of costs and estimated earnings on uncompleted contracts	408,818	441,695
Accrued payroll and benefits	211,071	204,785
Other accrued expenses and liabilities	192,250	205,110
Total current liabilities	1,278,195	1,330,913
Borrowings under revolving credit facility	150,000	150,000
Long-term debt and capital lease obligations	4,311	3,335
Other long-term obligations	292,111	284,697
Total liabilities	1,724,617	1,768,945
Equity:
EMCOR Group, Inc. stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 67,754,410 and 68,125,437 shares issued, respectively	678	681
Capital surplus	406,884	417,136
Accumulated other comprehensive loss	(76,930)	(78,649)
Retained earnings	1,000,138	910,042
Treasury stock, at cost 1,227,397 and 1,681,037 shares, respectively	(12,647)	(14,476)
Total EMCOR Group, Inc. stockholders’ equity	1,318,123	1,234,734
Noncontrolling interests	10,721	10,397
Total equity	1,328,844	1,245,131
Total liabilities and equity	$3,053,461	$3,014,076
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	$1,606,242	$1,482,241	$4,734,798	$4,095,497
Cost of sales	1,402,994	1,293,974	4,156,893	3,575,865
Gross profit	203,248	188,267	577,905	519,632
Selling, general and administrative expenses	134,477	131,780	406,656	370,164
Restructuring expenses	145	—	145	1,099
Operating income	68,626	56,487	171,104	148,369
Interest expense	(1,807)	(2,824)	(5,460)	(8,374)
Interest income	381	412	1,165	1,443
Income from continuing operations before income taxes	67,200	54,075	166,809	141,438
Income tax provision	26,890	21,014	64,711	53,999
Income from continuing operations	40,310	33,061	102,098	87,439
Income from discontinued operation, net of income taxes	—	8,422	—	8,742
Net income including noncontrolling interests	40,310	41,483	102,098	96,181
Less: Net income attributable to noncontrolling interests	(729)	(725)	(1,924)	(2,020)
Net income attributable to EMCOR Group, Inc.	$39,581	$40,758	$100,174	$94,161
Basic earnings per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.59	$0.48	$1.50	$1.28
From discontinued operation	—	0.13	—	0.13
Net income attributable to EMCOR Group, Inc. common stockholders	$0.59	$0.61	$1.50	$1.41
Diluted earnings per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.59	$0.47	$1.48	$1.24
From discontinued operation	—	0.13	—	0.13
Net income attributable to EMCOR Group, Inc. common stockholders	$0.59	$0.60	$1.48	$1.37
Dividends declared per common share	$—	$0.05	$0.15	$0.05
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income including noncontrolling interests	$40,310	$41,483	$102,098	$96,181
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	172	(16,190)	130	(14,204)
Post retirement plans, amortization of actuarial loss included in net income (2)	542	338	1,589	994
Other comprehensive income (loss)	714	(15,852)	1,719	(13,210)
Comprehensive income	41,024	25,631	103,817	82,971
Less: Comprehensive income attributable to the noncontrolling interest	(729)	(725)	(1,924)	(2,020)
Comprehensive income attributable to EMCOR Group, Inc.	$40,295	$24,906	$101,893	$80,951
_________

(1)	Includes a $15.5 million foreign currency translation reversal relating to the disposition of our then Canadian subsidiary, which was included as part of the gain on sale of discontinued operation.

(2)
Net of tax of $0.2 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2012 and 2011, respectively.

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows - operating activities:
Net income including noncontrolling interests	$102,098	$96,181
Depreciation and amortization	22,577	19,990
Amortization of identifiable intangible assets	22,336	18,816
Deferred income taxes	949	4,141
Gain on sale of discontinued operation, net of income taxes	—	(9,021)
Excess tax benefits from share-based compensation	(5,636)	(859)
Equity income from unconsolidated entities	(628)	(1,015)
Other non-cash items	3,854	4,806
Distributions from unconsolidated entities	867	576
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(104,417)	(74,943)
Net cash provided by operating activities	42,000	58,672
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired, and related contingent consideration arrangement	(20,613)	(301,828)
Proceeds from sale of discontinued operation, net of cash sold	—	26,627
Proceeds from sale of property, plant and equipment	1,830	375
Purchase of property, plant and equipment	(29,356)	(19,495)
Investments in and advances to unconsolidated entities and joint ventures	—	(28)
Purchase of short-term investments	(22,433)	—
Maturity of short-term investments	22,490	—
Net cash used in investing activities	(48,082)	(294,349)
Cash flows - financing activities:
Repayments of long-term debt and debt issuance costs	(38)	(16)
Repayments of capital lease obligations	(1,654)	(655)
Dividends paid to stockholders	(9,988)	—
Repurchase of common stock	(23,912)	—
Proceeds from exercise of stock options	2,953	1,997
Payments to satisfy minimum tax withholding	(1,654)	(1,256)
Issuance of common stock under employee stock purchase plan	1,913	1,722
Net payments for contingent consideration arrangements	(4,717)	(1,118)
Distributions to noncontrolling interests	(1,600)	(1,300)
Excess tax benefits from share-based compensation	5,636	859
Net cash (used in) provided by financing activities	(33,061)	233
Effect of exchange rate changes on cash and cash equivalents	2,201	974
Decrease in cash and cash equivalents	(36,942)	(234,470)
Cash and cash equivalents at beginning of year	511,322	710,836
Cash and cash equivalents at end of period	$474,380	$476,366
Supplemental cash flow information:
Cash paid for:
Interest	$3,948	$6,613
Income taxes	$61,026	$41,544
Non-cash financing activities:
Assets acquired under capital lease obligations	$1,373	$839
Contingent purchase price accrued	$—	$1,610
Common stock dividends declared	$—	$3,351
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, January 1, 2011	$1,162,845	$690	$427,613	$(42,411)	$782,576	$(15,525)	$9,902
Net income including noncontrolling interests	96,181	—	—	—	94,161		2,020
Other comprehensive loss	(13,210)	—	—	(13,210)	—	—	—
Treasury stock, at cost (2)	(1,256)	—	—	—	—	(1,256)	—
Common stock issued under share-based compensation plans (3)	4,163	3	4,070	—	—	90	—
Common stock issued under employee stock purchase plan	1,722	—	1,722	—	—	—	—
Common stock dividends	(3,351)	—	—	—	(3,351)	—	—
Distributions to noncontrolling interests	(1,300)	—	—	—	—	—	(1,300)
Share-based compensation expense	4,083	—	4,083	—	—	—	—
Balance, September 30, 2011	$1,249,877	$693	$437,488	$(55,621)	$873,386	$(16,691)	$10,622
Balance, January 1, 2012	$1,245,131	$681	$417,136	$(78,649)	$910,042	$(14,476)	$10,397
Net income including noncontrolling interests	102,098	—	—	—	100,174	—	1,924
Other comprehensive income	1,719	—	—	1,719	—	—	—
Common stock issued under share-based compensation plans (3)	8,198	6	6,363	—	—	1,829	—
Common stock issued under employee stock purchase plan	1,913	—	1,913	—	—	—	—
Common stock dividends	(9,988)	—	90	—	(10,078)	—	—
Repurchase of common stock	(23,912)	(9)	(23,903)	—	—	—	—
Distributions to noncontrolling interests	(1,600)	—	—	—	—	—	(1,600)
Share-based compensation expense	5,285	—	5,285	—	—	—	—
Balance, September 30, 2012	$1,328,844	$678	$406,884	$(76,930)	$1,000,138	$(12,647)	$10,721

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

(2)	Represents value of shares of common stock withheld by EMCOR for minimum statutory income tax withholding requirements upon the issuance of shares in respect of restricted stock units.

(3)	Includes the tax benefit associated with share-based compensation of $6.9 million and $1.2 million for the nine months September 30, 2012 and 2011, respectively.
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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.
The results of operations for the 2011 period presented reflect discontinued operations accounting due to the disposition in August 2011 of our interest in our then Canadian subsidiary. In addition, our reportable segments reflect certain reclassifications of prior year amounts from our United States facilities services segment to our United States mechanical construction and facilities services segment due to changes in our internal reporting structure.
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
In July 2012, an accounting pronouncement was issued by the Financial Accounting Standards Board ("FASB") to give companies the option to perform a qualitative impairment assessment for their indefinite-lived intangible assets that may allow them to skip the annual fair value calculation. To perform a qualitative assessment, a company must identify and evaluate changes in economic, industry and company-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. This pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We have not determined whether we will apply this guidance in our future impairment testing.
NOTE 3 Acquisitions of Businesses
On January 4, 2012, we acquired a company for an immaterial amount. This company primarily provides mechanical construction services and has been included in our United States mechanical construction and facilities services segment.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Acquisitions of Businesses - (Continued)

We acquired two additional companies during 2011, each for an immaterial amount. One of these companies primarily provides mechanical construction services and has been included in our United States mechanical construction and facilities services reporting segment, and the other primarily provides mobile mechanical services and has been included in our United States facilities services reporting segment.

The purchase price accounting for the acquisitions referred to above was finalized with an insignificant impact. These acquisitions were accounted for by the acquisition method, and the prices paid for them have been allocated to their respective assets and liabilities, based upon the estimated fair values of their respective assets and liabilities at the dates of their respective acquisitions. We believe these acquisitions further expand our service capabilities into new geographical and/or technical areas.

During the three months ended September 30, 2012 and 2011, respectively, we recorded a reversal of $3.0 million and $0.3 million of non-cash income attributable to contingent consideration arrangements relating to prior acquisitions. During the nine months ended September 30, 2012 and 2011, we recorded a net reversal of $2.9 million and $1.5 million of non-cash income attributable to contingent consideration arrangements relating to prior acquisitions.
NOTE 4 Disposition of Assets
Results of our Canadian operations for the three and nine months ended September 30, 2011 are presented in our Condensed Consolidated Financial Statements as discontinued operations.
In August 2011, we disposed of our entire interest in our then Canadian subsidiary, which represented our Canada construction segment, to a group of investors, including members of the former subsidiary’s management team. We received approximately $17.3 million in payment for the shares. In addition, we also received approximately $26.4 million in repayment of indebtedness owed by our then Canadian subsidiary to us. Proceeds from the sale of discontinued operation, net of cash sold, totaled approximately $26.6 million. Included in net income from discontinued operation for the year ended December 31, 2011 was a gain on sale of $9.1 million (net of income tax provision of $2.8 million) resulting from the sale of the subsidiary. The gain on sale of discontinued operation included $15.5 million related to amounts previously reported in the foreign translation adjustment component of accumulated other comprehensive income. Loss from discontinued operation included an income tax provision (benefit) of $0.4 million and $(0.3) million for the three and nine months ended September 30, 2011, respectively.
The components of the results of discontinued operations for the Canada construction segment are as follows (in thousands):

	For the three months ended September 30, 2011 (1)	For the nine months ended September 30, 2011
Revenues	$19,312	$118,214
Loss from discontinued operation (net of income taxes)	$(599)	$(279)
Gain on sale of discontinued operation (net of income taxes)	$9,021	$9,021
Net income from discontinued operation	$8,422	$8,742
Diluted earnings per share from discontinued operation	$0.13	$0.13

(1)	Through the date of sale, August 2, 2011.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three and nine months ended September 30, 2012 and 2011 (in thousands, except share and per share data):

	For the three months ended September 30,
	2012	2011
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$39,581	$32,336
Income from discontinued operation	—	8,422
Net income attributable to EMCOR Group, Inc. available to common stockholders	$39,581	$40,758
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	66,568,318	66,956,575
Effect of dilutive securities—Share-based awards	943,389	1,458,621
Shares used to compute diluted earnings per common share	67,511,707	68,415,196
Basic earnings per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.59	$0.48
From discontinued operation	—	0.13
Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.59	$0.61
Diluted earnings per share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.59	$0.47
From discontinued operation	—	0.13
Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.59	$0.60

	For the nine months ended September 30,
	2012	2011
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$100,174	$85,419
Income from discontinued operation	—	8,742
Net income attributable to EMCOR Group, Inc. available to common stockholders	$100,174	$94,161
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	66,667,681	66,871,872
Effect of dilutive securities—Share-based awards	1,050,023	1,658,301
Shares used to compute diluted earnings per common share	67,717,704	68,530,173
Basic earnings per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.50	$1.28
From discontinued operation	—	0.13
Net income attributable to EMCOR Group, Inc. available to common stockholders	$1.50	$1.41
Diluted earnings per share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.48	$1.24
From discontinued operation	—	0.13
Net income attributable to EMCOR Group, Inc. available to common stockholders	$1.48	$1.37
There were 140,096 anti-dilutive stock options that were excluded from the calculation of diluted EPS for each of the three and nine months ended September 30, 2012, respectively. There were 571,443 and 220,096 anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2011, respectively.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 Inventories
Inventories consist of the following amounts (in thousands):

	September 30, 2012	December 31, 2011
Raw materials and construction materials	$19,387	$21,452
Work in process	27,636	23,462
	$47,023	$44,914

NOTE 7 Debt
Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	September 30, 2012	December 31, 2011
2011 Revolving Credit Facility	$150,000	$150,000
Capitalized lease obligations	5,963	4,857
Other	21	—
	155,984	154,857
Less: current maturities	1,673	1,522
	$154,311	$153,335
Credit Facilities
Until November 21, 2011, we had a revolving credit agreement (the “2010 Revolving Credit Facility”), as amended, which provided for a credit facility of $550.0 million. The 2010 Revolving Credit Facility was effective February 4, 2010 and replaced an earlier revolving credit facility (the “2005 Revolving Credit Facility”) of $375.0 million. Effective November 21, 2011, we replaced the 2010 Revolving Credit Facility that was due to expire February 4, 2013 with an amended and restated $750.0 million revolving credit facility (the “2011 Revolving Credit Facility”). The 2011 Revolving Credit Facility expires on November 21, 2016 and permits us to increase our borrowing to $900.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of the borrowing capacity under the 2011 Revolving Credit Facility to letters of credit, which amount compares to $175.0 million under the 2010 Revolving Credit Facility and $125.0 million under the 2005 Revolving Credit Facility. The 2011 Revolving Credit Facility is guaranteed by most of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2011 Revolving Credit Facility contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2011 Revolving Credit Facility, which ranges from 0.25% to 0.35%, based on certain financial tests. The fee is 0.25% of the unused amount as of September 30, 2012. Borrowings under the 2011 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2012) plus 0.50% to 1.00%, based on certain financial tests or (2) United States dollar LIBOR (0.23% at September 30, 2012) plus 1.50% to 2.00%, based on certain financial tests. The interest rate in effect at September 30, 2012 was 1.73%. Letter of credit fees issued under this facility range from 1.50% to 2.00% of the respective face amounts of the letters of credit issued and are computed based on certain financial tests. We capitalized approximately $4.2 million of debt issuance costs associated with the 2011 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. As of September 30, 2012 and December 31, 2011, we had approximately $80.0 million and $83.1 million of letters of credit outstanding, respectively. We have borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility at September 30, 2012, which may remain outstanding at our discretion until the 2011 Revolving Credit Facility expires.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	Assets at Fair Value as of September 30, 2012
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$474,380	—	—	$474,380
Restricted cash (2)	7,008	—	—	7,008
Short-term investments (2)	17,779	—	—	17,779
Total	$499,167	—	—	$499,167

	Assets at Fair Value as of December 31, 2011
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$511,322	—	—	$511,322
Restricted cash (2)	5,928	—	—	5,928
Short-term investments (2)	17,096	—	—	17,096
Total	$534,346	—	—	$534,346
 _________

(1)
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, which are Level 1 assets. At September 30, 2012 and December 31, 2011, we had $293.7 million and $373.1 million, respectively, in money market funds.

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

NOTE 9 Income Taxes
For the three months ended September 30, 2012 and 2011, our income tax provision from continuing operations was $26.9 million and $21.0 million, respectively, based on effective income tax rates, before discrete items, of 37.6% and 38.6%, respectively. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the three months ended September 30, 2012 and 2011, inclusive of discrete items, were 40.5% and 39.4%, respectively. For the nine months ended September 30, 2012 and 2011, our income tax provision from continuing operations was $64.7 million and $54.0 million, respectively, based on effective income tax rates, before discrete items, of 38.0% and 38.6%, respectively. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the nine months ended September 30, 2012 and 2011, inclusive of discrete items, were 39.2% and 38.7%, respectively. The increase in the 2012 income tax provisions for both periods was primarily due to increased income before income taxes, the effect of a change in the United Kingdom statutory tax rate and a change in the allocation of earnings among various jurisdictions.
As of September 30, 2012 and December 31, 2011, the amount of unrecognized income tax benefits was $5.4 million and $5.7 million, respectively, (of which $2.9 million and $3.1 million, respectively, if recognized, would favorably affect our effective income tax rate).

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 Income Taxes - (Continued)

We recognized interest expense related to unrecognized income tax benefits in the income tax provision. As of September 30, 2012 and December 31, 2011, we had approximately $2.6 million and $2.3 million, respectively, of accrued interest related to unrecognized income tax benefits included as a liability on the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2012, less than $0.1 million of interest expense was recognized. For the three months ended September 30, 2011, $0.1 million of interest expense was reversed. For the nine months ended September 30, 2012 and 2011, $0.2 million and $0.1 million of interest expense was recognized, respectively.
It is possible that approximately $0.1 million of unrecognized income tax benefits at September 30, 2012, primarily relating to uncertain tax positions attributable to certain intercompany transactions and compensation related accruals, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations.
We file income tax returns with the Internal Revenue Service and various state, local and foreign jurisdictions. The Company is currently under examination by various taxing authorities for the years 2007 through 2011. The Internal Revenue Service is scheduled to audit our 2010 federal income tax return. We are still subject to audit for the years 2009 and 2011.
NOTE 10 Common Stock
As of September 30, 2012 and December 31, 2011, 66,527,013 and 66,444,400 shares of our common stock were outstanding, respectively.
During the three months ended September 30, 2012 and 2011, 83,875 and 118,974 shares of common stock, respectively, were primarily issued upon: (a) the satisfaction of required conditions under certain of our share-based compensation plans, (b) the purchase of common stock under our employee stock purchase plan and (b) the exercise of stock options. During the nine months ended September 30, 2012 and 2011, 502,515 and 305,599 shares of common stock, respectively, were issued upon: (a) the exercise of stock options, (b) the satisfaction of required conditions under certain of our share-based compensation plans, (c) the purchase of common stock under our employee stock purchase plan and (d) the direct grants of shares of common stock.
On September 26, 2011, our Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. During 2012, we repurchased approximately 0.9 million shares of our common stock for approximately $23.9 million. As of September 30, 2012, there remains authorization for us to repurchase approximately $48.6 million of our shares. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase program may be made from time to time as permitted by securities laws and other legal requirements, including provisions in our revolving credit facility placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
NOTE 11 Retirement Plans
Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under this plan.
Components of Net Periodic Pension Cost
The components of net periodic pension cost of the UK Plan for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Interest cost	$3,102	$3,340	$9,323	$10,057
Expected return on plan assets	(3,251)	(3,383)	(9,772)	(10,183)
Amortization of unrecognized loss	606	391	1,823	1,176
Net periodic pension cost	$457	$348	$1,374	$1,050
Employer Contributions
For the nine months ended September 30, 2012, our United Kingdom subsidiary contributed approximately $4.2 million to its defined benefit pension plan. It anticipates contributing an additional $1.5 million during the remainder of 2012.

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
NOTE 13 Segment Information
We have the following reportable segments: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment and central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States facilities services; and (d) United Kingdom construction and facilities services. The segment “United States facilities services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities. The United Kingdom construction and facilities services segment performs electrical construction, mechanical construction and facilities services. In August 2011, we sold our then Canadian subsidiary, which represented our Canada construction segment and which performed electrical construction and mechanical construction.
The following tables present information about industry segments and geographic areas for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the three months ended September 30,
	2012	2011
Revenues from unrelated entities:
United States electrical construction and facilities services	$318,960	$290,337
United States mechanical construction and facilities services	563,143	520,305
United States facilities services	600,227	532,413
Total United States operations	1,482,330	1,343,055
United Kingdom construction and facilities services	123,912	139,186
Total worldwide operations	$1,606,242	$1,482,241

Total revenues:
United States electrical construction and facilities services	$324,577	$292,227
United States mechanical construction and facilities services	572,962	521,784
United States facilities services	610,662	542,346
Less intersegment revenues	(25,871)	(13,302)
Total United States operations	1,482,330	1,343,055
United Kingdom construction and facilities services	123,912	139,186
Total worldwide operations	$1,606,242	$1,482,241

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Segment Information - (Continued)

	For the nine months ended September 30,
	2012	2011
Revenues from unrelated entities:
United States electrical construction and facilities services	$905,343	$865,390
United States mechanical construction and facilities services	1,718,166	1,417,637
United States facilities services	1,706,647	1,427,525
Total United States operations	4,330,156	3,710,552
United Kingdom construction and facilities services	404,642	384,945
Total worldwide operations	$4,734,798	$4,095,497

Total revenues:
United States electrical construction and facilities services	$924,938	$870,234
United States mechanical construction and facilities services	1,736,581	1,423,425
United States facilities services	1,728,196	1,446,781
Less intersegment revenues	(59,559)	(29,888)
Total United States operations	4,330,156	3,710,552
United Kingdom construction and facilities services	404,642	384,945
Total worldwide operations	$4,734,798	$4,095,497

	For the three months ended September 30,
	2012	2011
Operating income (loss):
United States electrical construction and facilities services	$22,146	$17,137
United States mechanical construction and facilities services	27,186	33,582
United States facilities services	31,992	17,100
Total United States operations	81,324	67,819
United Kingdom construction and facilities services	1,646	1,757
Corporate administration	(14,199)	(13,089)
Restructuring expenses	(145)	—
Total worldwide operations	68,626	56,487
Other corporate items:
Interest expense	(1,807)	(2,824)
Interest income	381	412
Income from continuing operations before income taxes	$67,200	$54,075

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Segment Information - (Continued)

	For the nine months ended September 30,
	2012	2011
Operating income (loss):
United States electrical construction and facilities services	$68,121	$57,983
United States mechanical construction and facilities services	79,021	79,672
United States facilities services	59,937	47,155
Total United States operations	207,079	184,810
United Kingdom construction and facilities services	9,090	8,150
Corporate administration	(44,920)	(43,492)
Restructuring expenses	(145)	(1,099)
Total worldwide operations	171,104	148,369
Other corporate items:
Interest expense	(5,460)	(8,374)
Interest income	1,165	1,443
Income from continuing operations before income taxes	$166,809	$141,438

	September 30, 2012	December 31, 2011
Total assets:
United States electrical construction and facilities services	$275,999	$277,278
United States mechanical construction and facilities services	771,493	727,518
United States facilities services	1,250,652	1,237,123
Total United States operations	2,298,144	2,241,919
United Kingdom construction and facilities services	224,113	227,029
Corporate administration	531,204	545,128
Total worldwide operations	$3,053,461	$3,014,076

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
We are one of the largest electrical and mechanical construction and facilities services firms in the United States and the United Kingdom. We provide services to a broad range of commercial, industrial, utility and institutional customers through approximately 70 operating subsidiaries and joint venture entities. Our offices are located in the United States and the United Kingdom.
The results of operations for the 2011 period presented reflect discontinued operations accounting due to the disposition in August 2011 of our interest in our then Canadian subsidiary. In addition, our reportable segments reflect certain reclassifications of prior year amounts from our United States facilities services segment to our United States mechanical construction and facilities services segment due to changes in our internal reporting structure.
Overview
The following table presents selected financial data for the three months ended September 30, 2012 and 2011 (in thousands, except percentages and per share data):

	For the three months ended September 30,
	2012	2011
Revenues	$1,606,242	$1,482,241
Revenues increase from prior year	8.4%	21.5%
Operating income	$68,626	$56,487
Operating income as a percentage of revenues	4.3%	3.8%
Income from continuing operations	$40,310	$33,061
Net income attributable to EMCOR Group, Inc.	$39,581	$40,758
Diluted earnings per common share from continuing operations	$0.59	$0.47
We remain cautiously optimistic regarding some of our end user markets as revenues, operating income and operating margins showed an increase from 2011 levels inasmuch as we continue to experience excellent large project execution and see increased demand in some of our offerings, including those within the industrial and oil and gas markets. The increase in revenues for the third quarter of 2012, when compared to the prior year’s third quarter, was primarily attributable to: (a) higher revenues from the majority of our business segments, excluding the effect of acquisitions, and (b) revenues of $27.3 million attributable to companies acquired in 2012 and 2011, which are reported within our United States mechanical construction and facilities services segment and our United States facilities services segment. The increase in operating income, excluding the effect of acquisitions, for the three months ended September 30, 2012, compared to the same period in 2011, was primarily attributable to higher operating income from our United States facilities services segment and our United States electrical construction and facilities services segment, partially offset by lower operating income from our United States mechanical construction and facilities services segment. Companies acquired in 2012 and 2011, which are reported within our United States mechanical construction and facilities services segment and our United States facilities services segment, contributed $0.6 million to operating income, reflecting less than $0.1 million of amortization expense associated with identifiable intangible assets, for the three months ended September 30, 2012. Operating margin increased primarily as a result of higher operating margins within our United States facilities services segment and our United States electrical construction and facilities services segment. This increase was partially offset by a decrease in operating margin within our United States mechanical construction and facilities services segment. Net cash provided by operating activities for the nine months ended September 30, 2012 of $42.0 million compared to $58.7 million of net cash provided by operating activities for the nine months ended September 30, 2011 was primarily due to an increase in accounts receivables and other changes in our working capital.
We completed one acquisition during the first nine months of 2012 for an immaterial amount. The results of the acquired company, which primarily provides mechanical construction services, have been included in our United States mechanical construction and facilities services segment; the acquired company expands our service capabilities into new geographical and technical areas. The acquisition is not material to our results of operations for the periods presented.

Operating Segments
We have the following reportable segments: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment and central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States facilities services; and (d) United Kingdom construction and facilities services. The segment “United States facilities services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities. The United Kingdom construction and facilities services segment performs electrical construction, mechanical construction and facilities services. In August 2011, we sold our then Canadian subsidiary, which represented our Canada construction segment and which performed electrical construction and mechanical construction.
Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended September 30,
	2012	% of Total	2011	% of Total
Revenues:
United States electrical construction and facilities services	$318,960	20%	$290,337	20%
United States mechanical construction and facilities services	563,143	35%	520,305	35%
United States facilities services	600,227	37%	532,413	36%
Total United States operations	1,482,330	92%	1,343,055	91%
United Kingdom construction and facilities services	123,912	8%	139,186	9%
Total worldwide operations	$1,606,242	100%	$1,482,241	100%

	For the nine months ended September 30,
	2012	% of Total	2011	% of Total
Revenues:
United States electrical construction and facilities services	$905,343	19%	$865,390	21%
United States mechanical construction and facilities services	1,718,166	36%	1,417,637	35%
United States facilities services	1,706,647	36%	1,427,525	35%
Total United States operations	4,330,156	91%	3,710,552	91%
United Kingdom construction and facilities services	404,642	9%	384,945	9%
Total worldwide operations	$4,734,798	100%	$4,095,497	100%
As described below in more detail, our revenues for the three months ended September 30, 2012 increased to $1.6 billion compared to $1.5 billion of revenues for the three months ended September 30, 2011, and our revenues for the nine months ended September 30, 2012 increased to $4.7 billion compared to $4.1 billion for the nine months ended September 30, 2011. The overall increase in revenues was primarily attributable to: (a) higher revenues from the majority of our business segments, excluding the effect of acquisitions, and (b) revenues of $27.3 million and $275.6 million for the three and nine months ended September 30, 2012, respectively, attributable to companies acquired in 2012 and 2011, which are reported within our United States mechanical construction and facilities services segment and our United States facilities services segment. While we have increased revenues, we continue to be disciplined in a very competitive marketplace by only accepting work that we believe can be performed at a reasonable margin.
Our backlog at September 30, 2012 was $3.38 billion compared to $3.54 billion of backlog at September 30, 2011. Our backlog was $3.33 billion at December 31, 2011. The decrease in backlog at September 30, 2012, compared to such backlog at September 30, 2011, was primarily attributable to a decrease in contracts awarded for work in our United Kingdom segment, our United States electrical construction and facilities services segment and our United States facilities services segment, excluding the effect of acquisitions. This decrease was partially offset by: (a) an increase in our United States mechanical construction and facilities services segment and (b) an increase of $32.5 million in backlog associated with the acquisition of two companies, one in 2012 and one in 2011, which are included in our United States mechanical construction and facilities services segment and our

United States facilities services segment. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. However, if the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues.
Revenues of our United States electrical construction and facilities services segment were $319.0 million and $905.3 million for the three and nine months ended September 30, 2012, respectively, compared to revenues of $290.3 million and $865.4 million for the three and nine months ended September 30, 2011, respectively. The increase in revenues for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 was primarily attributable to higher levels of work from industrial, institutional and commercial construction projects. This increase for both periods was partially offset by a decrease in revenues from healthcare, water and wastewater and transportation construction projects. Additionally, the increase in revenues for the nine months was partially offset by a decrease in revenues from hospitality construction projects, principally in the Las Vegas market.
Our United States mechanical construction and facilities services segment revenues for the three months ended September 30, 2012 were $563.1 million, a $42.8 million increase compared to revenues of $520.3 million for the three months ended September 30, 2011. Revenues of this segment for the nine months ended September 30, 2012 were $1,718.2 million, a $300.5 million increase compared to revenues of $1,417.6 million for the nine months ended September 30, 2011. The increase in revenues for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, was primarily attributable to: (a) revenues of approximately $25.7 million and $100.8 million, respectively, generated by companies acquired in 2012 and 2011, which primarily provide mechanical construction services and (b) an increase in revenues from industrial, commercial and transportation construction projects. These increases were partially offset by a decrease in revenues from institutional, healthcare, hospitality and water and wastewater construction projects.
Revenues of our United States facilities services segment for the three months ended September 30, 2012 increased by $67.8 million compared to the three months ended September 30, 2011, and revenues for the nine months ended September 30, 2012 increased by $279.1 million compared to the nine months ended September 30, 2011. The increase in revenues for the three and nine months ended September 30, 2012 was primarily attributable to: (a) revenues from our industrial services operations, (b) revenues from our government site-based operations and (c) revenues of approximately $1.6 million and $174.8 million, respectively, generated by companies acquired in 2011, which perform facilities maintenance services and mobile mechanical services. The increases for both periods were partially offset by a decrease in revenues from our energy services operations.
Our United Kingdom construction and facilities services segment revenues were $123.9 million and $404.6 million for the three and nine months ended September 30, 2012 compared to revenues of $139.2 million and $384.9 million for the three and nine months ended September 30, 2011. The decrease in revenues for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was attributable to: (a) a decrease in levels of work from its construction operations, primarily in the transportation and institutional markets (b) a decrease in levels of work from its facilities services operations, principally in the commercial market, and (c) a decrease of $2.3 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The increase in revenues for the nine months ended September 30, 2012 compared to the prior period was attributable to an increase in levels of work from its facilities services operations, primarily in the commercial market, and from its construction operations, principally in the institutional market, partially offset by a decrease of $9.4 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar.
Cost of sales and Gross profit
The following tables present our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Cost of sales	$1,402,994	$1,293,974	$4,156,893	$3,575,865
Gross profit	$203,248	$188,267	$577,905	$519,632
Gross profit, as a percentage of revenues	12.7%	12.7%	12.2%	12.7%
Our gross profit increased by $15.0 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Gross profit increased by $58.3 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in gross profit for both periods was primarily attributable: (a) higher revenues from the majority of our business segments and (b) companies acquired in 2012 and 2011 within our United States mechanical construction and facilities services segment and our United States facilities services segment, which contributed $3.4 million and $26.4 million to gross profit, net of amortization expense attributable to identifiable intangible assets of zero and $0.2 million for the three and nine months ended September 30, 2012, respectively.
Our gross profit margin was 12.7% for each of the three months ended September 30, 2012 and 2011. Gross profit margin was 12.2% and 12.7% for the nine months ended September 30, 2012 and 2011, respectively. Although gross profit margin for the three month periods remained unchanged, gross profit margin increased for the three months ended September 30, 2012 in our United States electrical construction and facilities services segment and our United States facilities services segment, partially offset by a decrease in gross profit margin in our United States mechanical construction and facilities services segment. The decrease in gross profit margin for the nine months ended September 30, 2012 was primarily the result of: (a) lower gross profit margins in our United States mechanical construction and facilities services segment and our United Kingdom segment and (b) lower gross profit margins from our 2011 acquisitions in our United States facilities services segment, primarily due to a decline in snow removal revenues as a result of the unseasonably warm winter experienced throughout most of the Eastern United States and lower margins, when compared to our historical operations. Additionally, gross profit margin for the nine months ended September 30, 2011 benefited from the resolution of uncertainties associated with a hospitality construction project. This decrease in gross profit margin for the three and nine months ended September 30, 2012 was partially offset by an increase in gross profit margin from our United States electrical construction and facilities services segment.
Selling, general and administrative expenses
The following tables present our selling, general and administrative expenses and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Selling, general and administrative expenses	$134,477	$131,780	$406,656	$370,164
Selling, general and administrative expenses, as a percentage of revenues	8.4%	8.9%	8.6%	9.0%
Our selling, general and administrative expenses for the three months ended September 30, 2012 increased by $2.7 million to $134.5 million compared to $131.8 million for the three months ended September 30, 2011. Selling, general and administrative expenses for the nine months ended September 30, 2012 increased by $36.5 million to $406.7 million compared to $370.2 million for the nine months ended September 30, 2011. Selling, general and administrative expenses as a percentage of revenues were 8.4% and 8.6% for the three and nine months ended September 30, 2012, respectively, compared to 8.9% and 9.0% for the three and nine months ended September 30, 2011, respectively. This increase in selling, general and administrative expenses for both periods was primarily due to: (a) $2.8 million and $24.0 million of expenses directly related to companies acquired in 2012 and 2011, including amortization expense attributable to identifiable intangible assets of less than $0.1 million and $4.8 million for the three and nine months ended September 30, 2012, respectively, and (b) higher employee related costs, such as incentive compensation, partially as a result of better results, and share-based compensation costs. Additionally, the increase in selling, general and administrative expenses for the nine months ended September 30, 2012 was due to higher salaries. The increase in selling, general and administrative expenses for the nine months ended September 30, 2012 were partially offset by a decrease in professional fees, as we had incurred approximately $4.6 million of transaction costs associated with an acquisition made in the second quarter of 2011. The decreases in selling, general and administrative expenses as a percentage of revenues for the three and nine months ended September 30, 2012, compared to the same periods in 2011, related to our ability to increase revenues at a greater rate than the increase in overhead costs.
Restructuring expenses
Restructuring expenses were $0.1 million for each of the three and nine months ended September 30, 2012, which primarily related to employee severance obligations and the termination of leased facilities incurred in our United States facilities services segment. Restructuring expenses were zero and $1.1 million for the three and nine months ended September 30, 2011, respectively, which primarily related to employee severance obligations incurred at our corporate headquarters. As of September 30, 2012, the balance of obligations yet to be paid was $0.1 million, the majority of which is expected to be paid after 2012.

Operating income
The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended September 30,
	2012	% of Segment Revenues	2011	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$22,146	6.9%	$17,137	5.9%
United States mechanical construction and facilities services	27,186	4.8%	33,582	6.5%
United States facilities services	31,992	5.3%	17,100	3.2%
Total United States operations	81,324	5.5%	67,819	5.0%
United Kingdom construction and facilities services	1,646	1.3%	1,757	1.3%
Corporate administration	(14,199)	—	(13,089)	—
Restructuring expenses	(145)	—	—	—
Total worldwide operations	68,626	4.3%	56,487	3.8%
Other corporate items:
Interest expense	(1,807)		(2,824)
Interest income	381		412
Income from continuing operations before income taxes	$67,200		$54,075

	For the nine months ended September 30,
	2012	% of Segment Revenues	2011	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$68,121	7.5%	$57,983	6.7%
United States mechanical construction and facilities services	79,021	4.6%	79,672	5.6%
United States facilities services	59,937	3.5%	47,155	3.3%
Total United States operations	207,079	4.8%	184,810	5.0%
United Kingdom construction and facilities services	9,090	2.2%	8,150	2.1%
Corporate administration	(44,920)	—	(43,492)	—
Restructuring expenses	(145)	—	(1,099)	—
Total worldwide operations	171,104	3.6%	148,369	3.6%
Other corporate items:
Interest expense	(5,460)		(8,374)
Interest income	1,165		1,443
Income from continuing operations before income taxes	$166,809		$141,438

As described below in more detail, operating income was $68.6 million and $171.1 million for the three and nine months ended September 30, 2012, respectively, and $56.5 million and $148.4 million for the three and nine months ended September 30, 2011, respectively. Operating margin was 4.3% for the three months ended September 30, 2012 compared to 3.8% for the three months ended September 30, 2011, and operating margin was 3.6% for each of the nine months ended September 30, 2012 and 2011.
Operating income of our United States electrical construction and facilities services segment for the three and nine months ended September 30, 2012 was $22.1 million and $68.1 million, respectively, compared to operating income of $17.1 million and $58.0 million for the three and nine months ended September 30, 2011, respectively. The increase in operating income for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 was primarily the result of an increase in gross profit from industrial and institutional construction projects, and from water and wastewater construction projects primarily in the New York market. Additionally, the nine months ended September 30, 2012 benefited from the favorable resolution of a construction claim on a healthcare project. The increase in operating income was partially offset by a decrease in gross profit attributable to commercial and healthcare construction projects, and from hospitality construction projects primarily within the Las Vegas market. Additionally, the nine months ended September 30, 2011 benefited from the favorable resolution of uncertainties on a completed institutional construction project. Selling, general and administrative expenses increased for both periods in 2012 compared to 2011 due to an increase in employment costs, primarily incentive compensation accruals as a result of better results, and higher professional fees. The increase in operating margin for the three and nine months ended September 30, 2012 was primarily the result of an increase in gross profit margin. The increase in operating margin for the three months ended September 30, 2012 was also the result of a decrease in selling, general and administrative expenses as a percentage of revenues.
Our United States mechanical construction and facilities services segment operating income for the three months ended September 30, 2012 was $27.2 million, a $6.4 million decrease compared to operating income of $33.6 million for the three months ended September 30, 2011. Operating income for the nine months ended September 30, 2012 was $79.0 million, a $0.7 million decrease compared to operating income of $79.7 million for the nine months ended September 30, 2011. The decrease in operating income for both periods, excluding the effect of acquisitions, was primarily due to a decrease in gross profit from institutional, hospitality and healthcare construction projects, partially offset by an increase in gross profit from industrial and commercial construction projects. Additionally, companies acquired in 2012 and 2011 generated $0.6 million and $4.2 million of operating income, net of amortization expense attributable to identifiable intangible assets of zero and $0.3 million for the three and nine months ended September 30, 2012, respectively. Selling, general and administrative expenses increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011, primarily due to companies acquired in 2012 and 2011 and an increase in employee related costs, such as salaries and incentive compensation. The decrease in operating margin for the three and nine months ended September 30, 2012 compared to 2011 was primarily the result of a reduction in gross profit margin.
Operating income of our United States facilities services segment for the three months ended September 30, 2012 increased by $14.9 million compared to operating income for the three months ended September 30, 2011, and operating income for the nine months ended September 30, 2012 increased by $12.8 million compared to operating income for the nine months ended September 30, 2011. The increase in operating income for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 was primarily attributable to: (a) an increase in gross profit from our industrial services, mobile mechanical services and government site-based operations and (b) income attributable to the reversal of contingent consideration arrangements relating to acquisitions made prior to 2012. These increases were partially offset by lower gross profit from our energy services operations. Additionally, operating income for the nine months ended September 30, 2012 was negatively impacted by an increase in selling, general and administrative expenses, excluding the effect of acquisitions, primarily due to: (a) an increase in employee related costs, such as salaries, employee benefits and incentive compensation and (b) other discretionary spending. Results from companies acquired in 2011 negatively impacted operating income for the nine months ended September 30, 2012 by $1.8 million, including $4.7 million of amortization expense associated with identifiable intangible assets. This decrease in operating income was primarily due to a decline in snow removal revenues as a result of the unseasonably warm winter experienced throughout most of the Eastern United States, lower business volume and lower gross margins. The increase in operating margin for both periods was primarily the result of a decrease in selling, general and administrative expenses as a percentage of revenues. In addition, the three month period experienced an increase in its gross profit margin primarily due to increased revenues from our mobile mechanical and industrial services operations.
Our United Kingdom construction and facilities services segment operating income for the three and nine months ended September 30, 2012 was $1.6 million and $9.1 million, respectively, compared to operating income of $1.8 million and $8.2 million for the three and nine months ended September 30, 2011, respectively. The decrease in operating income for the three month period ending September 30, 2012 compared to the same period in 2011 was primarily attributable to a decrease in gross profit from its construction services operations, partially offset by an increase in the gross profit from its facilities services operations and lower selling general and administrative expenses predominantly as a result of lower professional fees. The increase in operating income for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily attributable to an increase in the gross profit from its facilities services operations, partially as a result of an increase in gross profit in the commercial market. This increase is partially offset by a decrease in gross profit from its construction services operations. Operating margins for both periods were relatively flat compared to the same periods in 2011.
Our corporate administration expenses for the three months ended September 30, 2012 were $14.2 million compared to $13.1 million for the three months ended September 30, 2011. Our corporate administration expenses for the nine months ended September 30, 2012 were $44.9 million compared to $43.5 million for the nine months ended September 30, 2011. The increase in expenses for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was primarily due to higher share-based compensation costs and other employment related costs. Additionally, the nine months ended September 30, 2011 included approximately $4.6 million of transaction costs associated with an acquisition made in 2011, partially offset by the favorable resolution of a contingency.

Interest expense for the three months ended September 30, 2012 and 2011 was $1.8 million and $2.8 million, respectively. Interest expense for the nine months ended September 30, 2012 and 2011 was $5.5 million and $8.4 million, respectively. The reduction in interest expense for both periods was primarily due to lower interest rates under a credit facility entered into in late 2011. Interest income for each of the three months ended September 30, 2012 and 2011 was $0.4 million. Interest income for the nine months ended September 30, 2012 was $1.2 million compared to $1.4 million for the nine months ended September 30, 2011. The decrease in interest income for the nine months ended September 30, 2012 was primarily related to lower invested cash balances and lower interest rates on those invested cash balances.
For the three months ended September 30, 2012 and 2011, our income tax provision from continuing operations was $26.9 million and $21.0 million, respectively, based on effective income tax rates, before discrete items, of 37.6% and 38.6%, respectively. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the three months ended September 30, 2012 and 2011, inclusive of discrete items, were 40.5% and 39.4%, respectively. For the nine months ended September 30, 2012 and 2011, our income tax provision from continuing operations was $64.7 million and $54.0 million, respectively, based on effective income tax rates, before discrete items, of 38.0% and 38.6%, respectively. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the nine months ended September 30, 2012 and 2011, inclusive of discrete items, were 39.2% and 38.7%, respectively. The increase in the 2012 income tax provisions for both periods was primarily due to increased income before income taxes, the effect of a change in the United Kingdom statutory tax rate and a change in the allocation of earnings among various jurisdictions.
Liquidity and Capital Resources
The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the nine months ended September 30,
	2012	2011
Net cash provided by operating activities	$42,000	$58,672
Net cash used in investing activities	$(48,082)	$(294,349)
Net cash (used in) provided by financing activities	$(33,061)	$233
Effect of exchange rate changes on cash and cash equivalents	$2,201	$974

Our consolidated cash balance decreased by approximately $36.9 million from $511.3 million at December 31, 2011 to $474.4 million at September 30, 2012. Net cash provided by operating activities for the nine months ended September 30, 2012 was $42.0 million compared to $58.7 million of net cash provided by operating activities for the nine months ended September 30, 2011. The decrease in net cash provided by operating activities was primarily due to an increase in accounts receivable and other changes in our working capital. Net cash used in investing activities of $48.1 million for the nine months ended September 30, 2012, compared to net cash used in investing activities of $294.3 million for the nine months ended September 30, 2011, was primarily due to a $281.7 million decrease in payments for acquisitions of businesses. Net cash used in financing activities for the nine months ended September 30, 2012 of $33.1 million, compared to $0.2 million of net cash provided by financing activities for the nine months ended September 30, 2011, primarily reflects the use of funds for the repurchase of common stock and the payment of dividends.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Credit Facility (including interest at 1.73%) (1)	$160.9	$2.6	$5.3	$153.0	$—
Capital lease obligations	6.0	1.7	3.2	1.0	0.1
Operating leases	201.9	51.5	80.8	44.9	24.7
Open purchase obligations (2)	872.7	726.0	131.5	15.2	—
Other long-term obligations (3)	273.6	38.4	224.9	10.3	—
Liabilities related to uncertain income tax positions	8.0	0.1	6.5	1.4	—
Total Contractual Obligations	$1,523.1	$820.3	$452.2	$225.8	$24.8

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of credit	$80.0	$3.2	$76.8	$—	$—
 _________

(1)
We classify these borrowings as long-term on our Condensed Consolidated Balance Sheets because of our intent to repay the amounts on a long-term basis. These amounts are outstanding at our discretion and are not payable until the 2011 Revolving Credit Facility expires in November 2016. As of September 30, 2012, there were borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility.

(2)
Represents open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in EMCOR’s Condensed Consolidated Balance Sheets and should not impact future cash flows, as amounts should be recovered through customer billings.

(3)
Represents primarily insurance related liabilities and liabilities for deferred income taxes, incentive compensation and earn-out arrangements, classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate these payments; therefore, the long-term insurance related liabilities are reflected in the 1-3 years payment period. We provide funding to our post retirement plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated, and therefore, have not been included in the table.

Until November 21, 2011, we had a revolving credit agreement (the “2010 Revolving Credit Facility”), as amended, which provided for a credit facility of $550.0 million. The 2010 Revolving Credit Facility was effective February 4, 2010 and replaced an earlier revolving credit facility (the “2005 Revolving Credit Facility”) of $375.0 million. Effective November 21, 2011, we replaced the 2010 Revolving Credit Facility that was due to expire February 4, 2013 with an amended and restated $750.0 million revolving credit facility (the “2011 Revolving Credit Facility”). The 2011 Revolving Credit Facility expires on November 21, 2016 and permits us to increase our borrowing to $900.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of the borrowing capacity under the 2011 Revolving Credit Facility to letters of credit, which amount compares to $175.0 million under the 2010 Revolving Credit Facility and $125.0 million under the 2005 Revolving Credit Facility. The 2011 Revolving Credit Facility is guaranteed by most of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2011 Revolving Credit Facility contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2011 Revolving Credit Facility, which ranges from 0.25% to 0.35%, based on certain financial tests. The fee is 0.25% of the unused amount as of September 30, 2012. Borrowings under the 2011 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2012) plus 0.50% to 1.00%, based on certain financial tests or (2) United States dollar LIBOR (0.23% at September 30, 2012) plus 1.50% to 2.00%, based on certain financial tests. The interest rate in effect at September 30, 2012 was 1.73%. Letter of credit fees issued under this facility range from 1.50% to 2.00% of the respective face amounts of the letters of credit issued and are computed based on certain financial tests. We capitalized approximately $4.2 million of debt issuance costs associated with the 2011 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. As of September 30, 2012 and December 31, 2011, we had approximately $80.0 million and $83.1 million of letters of credit outstanding, respectively. We have borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility at September 30, 2012, which may remain outstanding at our discretion until the 2011 Revolving Credit Facility expires.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2012, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $935.6 million. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
We continually monitor our available limits of Surety Bonds, which we believe to be adequate, and discuss with our current and other Surety Bond providers the amount of Surety Bonds that may be available to us based on our financial strength and the absence of any default by us on any Surety Bond issued on our behalf. However, if we experience changes in our bonding relationships or if there are adverse changes in the surety industry, we may seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds such as letters of credit or guarantees by EMCOR, by seeking to convince customers to forego the requirement for Surety Bonds, by increasing our activities in business segments that rarely require Surety Bonds such as the facilities services segment, and/or by refraining from bidding for certain projects that require Surety Bonds. There can be no assurance that we would be able to effectuate alternatives to providing Surety Bonds to our customers or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds to replace projects requiring Surety Bonds that we may decide not to pursue. Accordingly, if we were to experience a reduction in the availability of Surety Bonds, we could experience a material adverse effect on our financial position, results of operations and/or cash flows.
From time to time in the ordinary course of business, we guarantee obligations of our subsidiaries under certain contracts. Generally, we are liable under such an arrangement only if our subsidiary fails to perform its obligations under the contract. Historically, we have not incurred any additional liabilities as a consequence of these guarantees.
We do not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein.
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2011 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. Short-term liquidity is also impacted by the type and length of construction contracts in place. During past economic downturns, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Costs and estimated earnings in excess of billings on uncompleted contracts”, were $299.7 million and $326.9 million as of September 30, 2012 and December 31, 2011, respectively.
On September 26, 2011, our Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. During 2012, we repurchased approximately 0.9 million shares of our common stock for approximately $23.9 million. As of September 30, 2012, there remained authorization for us to repurchase approximately $48.6 million of our shares. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase program may be made from time to time as permitted by securities laws and other legal requirements, including provisions in our revolving credit facility placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
On September 26, 2011, we announced our plans to pay a regular quarterly dividend of $0.05 per common share. We have paid quarterly dividends since October 25, 2011. Prior to October 25, 2011, no cash dividends had been paid on the Company’s common stock. Our revolving credit facility places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of the credit facility materially limit our ability to pay a quarterly dividend of $0.05 per share for the foreseeable future. The payment of dividends has been and will be funded from our operations.
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
Certain Insurance Matters
As of September 30, 2012 and December 31, 2011, we utilized approximately $80.0 million and $82.9 million, respectively, of letters of credit obtained under our 2011 Revolving Credit Facility as collateral for our insurance obligations.
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
Application of Critical Accounting Policies
Our condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2011. We adopted two new accounting pronouncements during the nine months ended September 30, 2012 (see Note 2, “New Accounting Pronouncements”, for further information). We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.
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
Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. At September 30, 2012 and December 31, 2011, our accounts receivable of $1,270.7 million and $1,187.8 million, respectively, included allowances for doubtful accounts of $15.2 million and $16.7 million, respectively. The decrease in our allowance for doubtful accounts was due to the recovery of amounts previously determined to be uncollectible and the write-off of accounts receivable against the allowance for doubtful accounts. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
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
Income Taxes
We had net deferred income tax liabilities at September 30, 2012 and December 31, 2011 of $30.8 million and $29.0 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of September 30, 2012 and December 31, 2011, the total valuation allowance on gross deferred income tax assets was approximately $3.2 million and $3.4 million, respectively.
Goodwill and Identifiable Intangible Assets
As of September 30, 2012, we had $568.2 million and $348.5 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2011, goodwill and net identifiable intangible assets were $566.8 million and $370.4 million, respectively. The changes to goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2011 were primarily related to the acquisition of a company during 2012. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. In assessing whether our goodwill is impaired, we first qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount using various factors. If after this assessment we are unable to determine that the fair value of a reporting unit exceeds the carrying amount, we proceed to the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. No impairment of our goodwill was recognized for either of the three or nine month periods ended September 30, 2012 and 2011.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. As a result of the annual impairment review of the fair value of trade names, we recognized a $1.0 million non-cash impairment charge of trade names associated with certain prior acquisitions during 2011. These trade names are reported within our United States facilities services segment. No additional impairment of our trade names was recognized for either of the three or nine month periods ended September 30, 2012 and 2011.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. As a result of the annual impairment review, we recognized a $2.8 million non-cash impairment charge as a result of a change in the fair value of customer relationships associated with certain prior acquisitions reported within our United States facilities services segment during 2011. For either of the three or nine month periods ended September 30, 2012 and 2011, no impairment of our other identifiable intangible assets was recognized.
As of September 30, 2012, we had $568.2 million of goodwill on our balance sheet and, of this amount, approximately 63.9% relates to our United States facilities services segment, approximately 35.4% relates to our United States mechanical construction and facilities services segment and approximately 0.7% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, October 1, 2011, the fair value of our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment significantly exceeded their carrying values by approximately $346.9 million and $285.6 million, respectively. As a result of a previously recognized goodwill impairment within our United States facilities services segment of $210.6 million in 2010, the assets were written down to fair value. Consequently, as of the date of our latest impairment test (October 1, 2011), the fair value of our United States facilities services segment only exceeded the carrying value by $88.3 million. The weighted average cost of capital used in testing goodwill for impairment was 13.6% and 12.3% for our domestic construction and facilities services segments and our United States facilities services segment, respectively. The perpetual growth rate used was 2.7% for our domestic segments.
We have certain businesses, particularly within our United States facilities services segment, whose results are highly correlated to weather. While this segment benefited from the revenue impact of warm weather conditions during the third quarter of 2012, continued favorable weather trends, including a return to historical snowfall patterns, will be important for certain of our weather dependent businesses to achieve expected performance during the remainder of 2012 and subsequent periods. As such, future performance of this segment along with a continued evaluation of the conditions of its end user markets will be important to ongoing impairment assessments. Should its actual results suffer a decline or expected future results be revised downward, the risk of goodwill impairment would increase.
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
Although we have not yet conducted our October 1, 2012 goodwill and other impairment tests, there have been no impairments recognized through the first nine months of 2012. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the nine months ended September 30, 2012, including trading or speculating on changes in commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2011 Revolving Credit Facility. Borrowings under the 2011 Revolving Credit Facility bear interest at variable rates. As of September 30, 2012, there were borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility. This instrument bears interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2012) plus 0.50% to 1.00% based on certain financial tests or (2) United States dollar LIBOR (0.23% at September 30, 2012) plus 1.50% to 2.00% based on certain financial tests. The interest rate in effect at September 30, 2012 was 1.73%. Based on the $150.0 million borrowings outstanding on the 2011 Revolving Credit Facility, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.2 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.2 million in the next twelve months. Letter of credit fees issued under this facility range from 1.50% to 2.00% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. The 2011 Revolving Credit Facility expires on November 21, 2016. There is no guarantee that we will be able to renew the 2011 Revolving Credit Facility at its expiration.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. – OTHER INFORMATION.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made during the quarter ended September 30, 2012 by us:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs
July 1, 2012 to July 31, 2012	32,957	$25.91	32,957	$50,433,296
August 1, 2012 to August 31, 2012	59,923	$27.38	59,923	$48,790,721
September 1, 2012 to September 30, 2012	8,208	$27.44	8,208	$48,565,219

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
Date: October 25, 2012

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ MARK A. POMPA
Mark A. Pompa
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

2(a-1)	Purchase Agreement dated as of February 11, 2002 by and among Comfort Systems USA, Inc. and EMCOR-CSI Holding Co.	Exhibit 2.1 to EMCOR Group, Inc.’s (“EMCOR”) Report on Form 8-K dated February 14, 2002
2(a-2)	Purchase and Sale Agreement dated as of August 20, 2007 between FR X Ohmstede Holdings LLC and EMCOR Group, Inc.	Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report August 20, 2007)
3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10- K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(b)	Amended and Restated By-Laws	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1998 (“1998 Form 10-K”)
4(a)
Third Amended and Restated Credit Agreement dated as of November 21, 2011 by and among EMCOR Group, Inc. and a subsidiary and Bank of Montreal, as Agent and the lenders listed on the signature pages thereof (the “Credit Agreement”)
Exhibit 4.1(a) to EMCOR’s Report on Form 8-K (Date of Report November 21, 2011) (“November 2011 Form 8-K”)
4(b)	Third Amended and Restated Security Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(b) to the EMCOR’s Report on Form 8-K (Date of Report February 4, 2010) (“February 2010 Form 8-K”)
4(c)	First Supplement to Third Amended and Restated Security Agreement dated as of November 21, 2011 among the Company, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(b) to the November 2011 Form 8-K
4(d)	Third Amended and Restated Pledge Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(c) to the February 2010 Form 8-K
4(e)	First Supplement to Third Amended and Restated Pledge Agreement dated as of November 21, 2011 among the Company, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(c) to the November 2011 Form 8-K
4(f)	Second Amended and Restated Guaranty Agreement dated as of February 4, 2010 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4.1(d) to the February 2010 Form 8-K
4(g)	Reaffirmation and First Supplement to Second Amended and Restated Guaranty Agreement dated as of November 21, 2011 by certain of the Company’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4.1(d) to the November 2011 Form 8-K
10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(h-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(i-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(i-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(i-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(i-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(j-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(j-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(k-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-2)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(l)	Letter Agreement dated May 25, 2010 between EMCOR and Frank T. MacInnis	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report May 25, 2010)
10(m-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005
10(m-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(m-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(m-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 ("March 2012 Form 10-Q")
10(m-5)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(n-1)	2003 Non-Employee Directors’ Stock Option Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held on June 12, 2003 (“2003 Proxy Statement”)
10(n-2)	First Amendment to 2003 Non-Employee Directors’ Plan	Exhibit 10(u-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)
10(o-1)	2003 Management Stock Incentive Plan	Exhibit B to EMCOR’s 2003 Proxy Statement
10(o-2)	Amendments to 2003 Management Stock Incentive Plan	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”)
10(o-3)	Second Amendment to 2003 Management Stock Incentive Plan	Exhibit 10(v-3) to 2006 Form 10-K
10(p)	Form of Stock Option Agreement evidencing grant of stock options under the 2003 Management Stock Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report January 3, 2005)
10(q)	Key Executive Incentive Bonus Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008 (“2008 Proxy Statement”)
10(r)	Consents on December 15, 2009 to Transfer Stock Options by Non-Employee Directors	Exhibit 10(z) to 2009 Form 10-K
10(s)	Form of EMCOR Option Agreement for Executive Officers granted January 2, 2003 and January 2, 2004	Exhibit 4.7 to 2004 Form S-8
10(t)	Option Agreement dated October 25, 2004 between Guzzi and EMCOR	Exhibit A to Guzzi Letter
10(u)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007
10(v)	Option Agreement dated December 13, 2007 under 2007 Incentive Plan between Jerry E. Ryan and EMCOR	Exhibit 10(h)(h-2) to 2007 Form 10-K
10(w)	Option Agreement dated December 15, 2008 under 2007 Incentive Plan between David Laidley and EMCOR	Exhibit 10.1 to Form 8-K (Date of Report December 15, 2008)
10(x)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K
10(y-1)	2010 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held on June 11, 2010
10(y-2)	Amendment No. 1 to 2010 Incentive Plan	Exhibit 10(f)(f-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(z)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(a)(a)	Form of letter agreement between EMCOR and each Executive Officer with respect to acceleration of options granted January 2, 2003 and January 2, 2004	Exhibit 10(b)(b) to 2004 Form 10-K
10(b)(b)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
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
Exhibit 10(o)(o) to 2011 Form 10-K
10(f)(f)	Restricted Stock Unit Agreement dated May 9, 2011 between EMCOR and Anthony J. Guzzi	Exhibit 10(o)(o) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10(g)(g)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K
10(h)(h)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(i)(i)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(o)(o) to the March 31, 2012 Form 10-Q
10(j)(j)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(k)(k)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 ("June 2012 Form 10-Q")
11	Computation of Basic EPS and Diluted EPS for the three and nine months ended September 30, 2012 and 2011	Note 5 of the Notes to the Condensed Consolidated Financial Statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Exhibit 95 to the June 2012 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Condensed Consolidated Financial Statements.
Filed