Form 10-K
period 2012-12-31
EMCOR GROUP INC
filed 2013-02-26
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,258,000,000 as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price on the New York Stock Exchange reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock (based solely on filings of such 5% holders) have been excluded from such calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of the registrant's common stock outstanding as of the close of business on February 21, 2013: 66,983,211 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III. Portions of the definitive proxy statement for the 2013 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

[This Page Intentionally Left Blank]

FORWARD-LOOKING STATEMENTS
Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the “Safe Harbor” provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including market share growth, gross profit, project mix, projects with varying profit margins, selling, general and administrative expenses, and trends in our business and other characterizations of future events or circumstances. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our web site and in other material released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the “Risk Factors” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report, and in our Forms 10-Q for the three months ended March 31, 2012, June 30, 2012 and September 30, 2012 and in other reports filed by us from time to time with the SEC as well as in press releases, in our presentations, on our web site and in other material released to the public. Such risks, uncertainties and assumptions are difficult to predict, beyond our control and may turn out to be inaccurate causing actual results to differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

[This Page Intentionally Left Blank]

PART I

ITEM 1. BUSINESS
References to the “Company,” “EMCOR,” “we,” “us,” “our” and similar words refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise.
General
We are one of the largest electrical and mechanical construction and facilities services firms in the United States, the United Kingdom and in the world. In 2012, we had revenues of approximately $6.3 billion. We provide services to a broad range of commercial, industrial, utility and institutional customers through approximately 70 operating subsidiaries and joint venture entities. Our offices are located in the United States and the United Kingdom. Our executive offices are located at 301 Merritt Seven, Norwalk, Connecticut 06851-1092, and our telephone number at those offices is (203) 849-7800.
We specialize principally in providing construction services relating to electrical and mechanical systems in facilities of all types and in providing comprehensive services for the operation, maintenance and management of substantially all aspects of such facilities, commonly referred to as “facilities services.”
We design, integrate, install, start-up, operate and maintain various electrical and mechanical systems, including:

•	Electric power transmission and distribution systems;

•	Premises electrical and lighting systems;

•	Low-voltage systems, such as fire alarm, security and process control systems;

•	Voice and data communications systems;

•	Roadway and transit lighting and fiber optic lines;

•	Heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems;

•	Fire protection systems;

•	Plumbing, process and high-purity piping systems;

•	Controls and filtration systems;

•	Water and wastewater treatment systems;

•	Central plant heating and cooling systems;

•	Crane and rigging services;

•	Millwright services; and

•	Steel fabrication, erection, and welding services.
Our facilities services operations, many of which support the operation of a customer's facilities, include:

•	Industrial maintenance and services, including those for refineries and petrochemical plants;

•	Outage services to utilities and industrial plants;

•	Commercial and government site-based operations and maintenance;

•	Military base operations support services;

•	Mobile mechanical maintenance and services;

•	Floor care and janitorial services;

•	Landscaping, lot sweeping and snow removal;

•	Facilities management;

•	Vendor management;

•	Call center services;

•	Installation and support for building systems;

•	Program development, management and maintenance for energy systems;

•	Technical consulting and diagnostic services;

•	Small modification and retrofit projects; and

•	Retrofit projects to comply with clean air laws.
Facilities services are provided to a wide range of commercial, industrial, utility, institutional and governmental facilities.
We provide construction services and facilities services directly to corporations, municipalities and federal and state governmental entities, owners/developers, and tenants of buildings. We also provide these services indirectly by acting as a subcontractor to general contractors, systems suppliers, property managers and other subcontractors. Worldwide, as of December 31, 2012, we had over 26,000 employees.
Our revenues are derived from many different customers in numerous industries, which have operations in several different geographical areas. Of our 2012 revenues, approximately 92% were generated in the United States and approximately 8% were generated in the United Kingdom. In 2012, approximately 39% of revenues were derived from new construction projects, 17% were derived from renovation and retrofit of customer's existing facilities, and 44% were derived from facilities services operations.
The broad scope of our operations is more particularly described below. For information regarding the revenues, operating income and total assets of each of our segments with respect to each of the last three years, and our revenues and assets attributable to the United States, the United Kingdom and all other foreign countries for the last three years, see Note 18 - Segment Information of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
Operations
The electrical and mechanical construction services industry has grown over the years due principally to the increased content, complexity and sophistication of electrical and mechanical systems, as well as the installation of more technologically advanced voice and data communications, lighting and environmental control systems in all types of facilities in large part due to the integration of digital processing and information technology. For these reasons, buildings need extensive electrical distribution systems. In addition, advanced voice and data communication systems require sophisticated power supplies and extensive low-voltage and fiber-optic communications cabling. Moreover, the need for substantial environmental controls within a building, due to the heightened need for climate control to maintain extensive computer systems at optimal temperatures, and the demand for energy savings and environmental control in individual spaces have over the years expanded opportunities for our electrical and mechanical services businesses. The demand for these services is typically driven by non-residential construction and renovation activity.
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
Our United States electrical and mechanical construction services operations accounted for about 53% of our 2012 revenues, approximately 71% of which were related to new construction and approximately 29% of which were related to renovation and retrofit projects. Our United Kingdom electrical and mechanical construction services operations accounted for approximately 3% of our 2012 revenues, approximately 53% of which were related to new construction and approximately 47% of which were related to renovation and retrofit projects. We provide electrical and mechanical construction services for both large and small installation and renovation projects. Our largest projects have included those: (a) for institutional use (such as water and wastewater treatment facilities, hospitals, correctional facilities and research laboratories); (b) for industrial use (such as pharmaceutical plants, steel, pulp and paper mills, chemical, food, automotive and semiconductor manufacturing facilities and oil refineries); (c) for transportation projects (such as highways, airports and transit systems); (d) for commercial use (such as office buildings, data centers, hotels, casinos, convention centers, sports stadiums, shopping malls and resorts); and (e) for power generation and energy management projects. Our largest projects, which typically range in size from $10.0 million up to and occasionally exceeding $150.0 million and are frequently multi-year projects, represented approximately 33% of our worldwide construction services revenues in 2012.
Our projects of less than $10.0 million accounted for approximately 67% of our worldwide construction services revenues in 2012. These projects are typically completed in less than one year. They usually involve electrical and mechanical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use. These projects frequently require electrical and mechanical systems to meet special needs such as critical systems power supply, fire protection systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, new production lines in manufacturing plants and office arrangements in existing office buildings. They are not usually dependent upon the new construction market. Demand for these projects and types of services is often prompted by the expiration of leases, changes in technology, or changes in the customer's plant or office layout in the normal course of a customer's business.
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
These facilities services, which generated approximately 44% of our 2012 revenues, are provided to owners, operators, tenants and managers of all types of facilities both on a contract basis for a specified period of time and on an individual task order basis. Of our 2012 facilities services revenues, approximately 88% were generated in the United States and approximately 12% were generated in the United Kingdom.
Our facilities services operations have built upon our traditional electrical and mechanical services operations, facilities services activities of our electrical and mechanical contracting subsidiaries, and our client relationships, as well as acquisitions, to expand the scope of services being offered and to develop packages of services for customers on a regional and national basis.
Our United States facilities services segment offers a broad range of facilities services, including operation, maintenance and service of electrical and mechanical systems; industrial maintenance and services, including outage services to utilities and industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile mechanical maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance with respect to energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; small modification and retrofit projects; and retrofit projects to comply with clean air laws.
Demand for our facilities services is often driven by customers' decisions to focus on their core competencies, customers' programs to reduce costs, the increasing technical complexity of their facilities and their mechanical, electrical, voice and data and other systems, and the need for increased reliability, especially in electrical and mechanical systems. These trends have led to outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out those activities that support, but are not directly associated with, the customer's core business. Clients of our facilities services business include federal and state governments, utilities, independent power producers, refineries, pulp and paper producers and major corporations engaged in information technology, telecommunications, pharmaceuticals, petrochemicals, financial services, publishing and other manufacturing, and large retailers and other businesses with multiple locations throughout the United States.
We currently provide facilities services in a majority of the states in the United States to commercial, industrial, institutional and governmental customers and as part of our operations are responsible for: (a) the oversight of all or most of the facilities operations of a business, including operation and maintenance; (b) servicing, upgrade and retrofit of HVAC, electrical, plumbing and industrial piping and sheet metal systems in existing facilities; (c) interior and exterior services, including floor care and janitorial services, landscaping, lot sweeping and snow removal; (d) diagnostic and solution engineering for building systems and their components; (e) maintenance and support services to manufacturers and power producers; and (f) services for refineries and petrochemical plants.
In the Washington D.C. metropolitan area, we provide facilities services at a number of preeminent buildings, including those that house the Secret Service, the Federal Deposit Insurance Corporation, the National Affairs Training Center, and the Department of Health and Human Services, as well as other government facilities including the NASA Jet Propulsion Laboratory in Pasadena, California. We also provide facilities services to a number of military bases, including base operations support services to the Navy Capital Region and Fort Huachuca, Arizona, and are also involved in joint ventures providing facilities services to the Naval Base Kitsap in the State of Washington. The agreements pursuant to which this division provides services to the federal government are frequently for a term of five to ten years, are subject to renegotiation of terms and prices by the government, and are subject to termination by the government prior to the expiration of the term.
As part of our facilities services operations, we also provide aftermarket maintenance, repair and cleaning services for highly engineered shell and tube heat exchangers for refineries and the petrochemical industry both at our facilities and in the field. These services are tailored to meet customer needs for scheduled turnarounds or specialty callout service.
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
We believe that the electrical and mechanical construction services business is highly fragmented and our competition includes thousands of small companies across the United States and in the United Kingdom. In the United States, there are a few public companies focused on providing either electrical and/or mechanical construction services, such as Integrated Electrical Services, Inc., Comfort Systems USA, Inc. and Tutor Perini Corporation. Our principal competitors in the United Kingdom include Carillion plc and MITIE Group plc. A majority of our revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability and financial strength. Because we have total assets, annual revenues, net worth, access to bank credit and surety bonding and expertise significantly greater than most of our competitors, we believe we have a significant competitive advantage over our competitors in providing electrical and mechanical construction services. Competitive factors in the electrical and mechanical construction services business include: (a) the availability of qualified and/or licensed personnel; (b) reputation for integrity and quality; (c) safety record; (d) cost structure; (e) relationships with customers; (f) geographic diversity; (g) the ability to control project costs; (h) experience in specialized markets; (i) the ability to obtain surety bonding; (j) adequate working capital; (k) access to bank credit; and (l) price. However, there are relatively few significant barriers to entry to several types of our construction services business.
While the facilities services business is also highly fragmented with most competitors operating in a specific geographic region, a number of large United States based corporations such as AECOM Technology Corporation, Johnson Controls, Inc., Fluor Corp., J&J Worldwide Services, UNICCO Service Company, the Washington Division of URS Corporation, CB Richard Ellis, Inc., Jones Lang LaSalle and ABM Facility Services are engaged in this field, as are large original equipment manufacturers such as Carrier Corp. and Trane Air Conditioning. In addition, we compete with several regional firms serving all or portions of the markets we target, such as FM Facility Maintenance, Bergensons Property Services, Inc., SMS Assist, LLC and Ferandino & Sons, Inc. With respect to our industrial services operations, we are a leading North American provider of aftermarket maintenance and repair services for highly engineered shell and tube heat exchangers. The key competitive factors in the facilities services business include price, service, quality, technical expertise, geographic scope and the availability of qualified personnel and managers. Due to our size, both financial and geographic, and our technical capability and management experience, we believe we are in a strong competitive position in the facilities services business. However, there are relatively few barriers to entry to most of our facilities services businesses.

Employees
At December 31, 2012, we employed over 26,000 people, approximately 58% of whom are represented by various unions pursuant to more than 375 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.
Backlog
Our backlog at December 31, 2012 was $3.37 billion compared to $3.33 billion of backlog at December 31, 2011. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of the facilities services contracts. If the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues.
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
ITEM 1A. RISK FACTORS
Our business is subject to a variety of risks, including the risks described below as well as adverse business and market conditions and risks associated with foreign operations. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not known to us or not described below which we have not determined to be material may also impair our business operations. You should carefully consider the risks described below, together with all other information in this report, including information contained in the “Business,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” sections. If any of the following risks actually occur, our business, financial position, results of operations and/or cash flows could be adversely affected, and we may not be able to achieve our goals. Such events may cause actual results to differ materially from expected and historical results, and the trading price of our common stock could decline.
The economic downturn has led to a reduction in demand for our services. Negative conditions in the credit markets may continue to adversely impact our ability to operate our business. The level of demand from our clients for our services has been, and will likely continue to be, adversely impacted by the slowdown in the industries we service, as well as in the economy in general. As the general level of economic activity has been reduced from historical levels, certain of our ultimate customers have delayed or cancelled, and may continue to delay or cancel, projects or capital spending, especially with respect to more profitable private sector work, and this slowdown has adversely affected our ability to continue to grow and has resulted in a reduction in our revenues and profitability from historical heights, and is likely to continue to adversely affect our revenues and profitability. A number of economic factors, including financing conditions for the industries we serve, have adversely affected, and may continue to adversely affect, our ultimate customers and their ability or willingness to fund expenditures in the future or pay for past services. General concerns about the fundamental soundness of domestic and foreign economies have caused and may continue to cause ultimate customers to defer projects even if they have credit available to them. Continuation or further worsening of financial and macroeconomic conditions could have a significant adverse effect on our revenues and profitability.
Many of our clients depend on the availability of credit to help finance their capital and maintenance projects. At times, tightened availability of credit has negatively impacted the ability of existing and prospective ultimate customers to fund projects we might otherwise perform, particularly those in the more profitable private sector. As a result, certain ultimate customers have deferred and others may defer such projects for an unknown, and perhaps lengthy, period. Such deferrals have inhibited our growth and adversely affected our results of operations and are likely to continue to have an adverse impact on our results of operations.
In a weak economic environment, particularly in a period of restrictive credit markets, we may experience greater difficulties in collecting payments from, and negotiating change orders and/or claims with, our clients due to, among other reasons, a diminution in our ultimate customers' access to the credit markets. If clients delay in paying or fail to pay a significant amount of our outstanding receivables, or we fail to successfully negotiate a significant portion of our change orders and/or claims with clients, it could have an adverse effect on our liquidity, results of operations and financial position.
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
Our business may be adversely affected by significant delays and reductions in government appropriations. Recent federal legislation aimed at curtailing spending by federal agencies and departments and reducing the federal budget deficit may result in federal governmental agencies or departments deferring or canceling projects that we might otherwise seek to perform or terminating existing contracts that we have with such agencies or departments. In particular, U.S. government expenditures are subject to the potential for automatic reductions, generally referred to as "sequestration." Sequestration may occur during 2013, resulting in reductions to spending by the U.S. government on both existing and new contracts. Even if sequestration does not occur, we expect that budgetary constraints and ongoing concerns regarding the U.S. national debt will continue to place downward pressure on spending levels of the U.S. government. In addition, significant budget deficits faced by state and local governments as a result of declining tax and other revenues may result in curtailment of future spending on their government infrastructure projects and/or expenditures. Some of our businesses derive a significant portion of their revenues from federal, state and local governmental bodies.
An increase in the prices of certain materials used in our businesses could adversely affect our businesses. We are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in both our construction and facilities services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 8,500 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to such projects.
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
We are a decentralized company, which presents certain risks. While we believe decentralization has enhanced our growth and enabled us to remain responsive to opportunities and to our customers' needs, it necessarily places significant control and decision-

making powers in the hands of local management. This presents various risks, including the risk that we may be slower or less able to identify or react to problems affecting a key business than we would in a more centralized environment.
Our business may also be affected by adverse weather conditions. Adverse weather conditions, particularly during the winter season, could impact our construction services operations as those conditions affect our ability to perform efficient work outdoors in certain regions of the United States and the United Kingdom. However, the absence of snow in the United States during the winter could cause us to experience reduced revenues in our United States facilities services segment, which has meaningful snow removal operations. In addition, cooler than normal temperatures during the summer months could reduce the need for our services, particularly in our businesses that provide or service air conditioning units, and result in reduced revenues and profitability during the period such unseasonal weather conditions persist.
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
Many of our contracts, especially our facilities services contracts for governmental and non-governmental entities, may be canceled on short notice, and we may be unsuccessful in replacing such contracts if they are canceled or as they are completed or expire. We could experience a decrease in revenues, net income and liquidity if any of the following occur:

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
Our unionized workforce could adversely affect our operations, and we participate in many multiemployer union pension plans which could result in substantial liabilities being incurred. As of December 31, 2012, approximately 58% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. However, only two of our collective bargaining agreements are national or regional in scope, and not all of our collective bargaining agreements expire at the same time. Strikes or work stoppages would adversely impact our relationships with our customers and could have a material adverse effect on our financial position, results of operations and cash flows. We contribute to over 200 multiemployer union pension plans based upon wages paid to our union employees that could result in our being responsible for a portion of the unfunded liabilities under such plans. Our potential liability for unfunded liabilities could be material. Under the Employee Retirement Income Security Act, we may become liable for our proportionate share of a multiemployer pension plan's underfunding, if we cease to contribute to that pension plan or significantly reduce the employees in respect of which we make contributions to that pension plan. See Note 15 - Retirement Plans of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information regarding multiemployer plans.
Fluctuating foreign currency exchange rates impact our financial results. We have foreign operations in the United Kingdom, which in 2012 accounted for 8% of our revenues. Our reported financial position and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our United Kingdom operations, which are denominated in local currencies, into the U.S. dollar.
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
In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could harm our financial position and results of operations, although certain of these costs might be covered by insurance. In some instances, we have obtained indemnification or covenants from third parties (including predecessors or lessors) for such clean-up and other obligations and liabilities that we believe are adequate to cover such obligations and liabilities. However, such third-party indemnities or covenants may not cover all of such costs or third-party indemnitors may default on their obligations. In addition, unanticipated obligations or liabilities, or future obligations and liabilities, may have a material adverse effect on our business operations. Further, we cannot be certain that we will be able to identify, or be indemnified for, all potential environmental liabilities relating to any acquired business.
Adverse resolution of litigation and other legal proceedings may harm our operating results or financial position. We are a party to lawsuits and other legal proceedings, most of which occur in the normal course of our business. Litigation and other legal proceedings can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular legal proceeding could have a material adverse effect on our business, operating results, financial position, and in some cases, on our reputation or our ability to obtain projects from customers, including governmental entities. See Item 3. Legal Proceedings and Note 16 - Commitments and Contingencies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, for more information regarding legal proceedings in which we are involved.
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
Health care reform could adversely affect our operating results. In 2010, the United States government enacted comprehensive health care reform legislation. Due to the breadth and complexity of this legislation, as well as its phased-in nature of implementation and lack of interpretive guidance, it is difficult for us to predict the overall effects it will have on our business over the coming years. To date, we have not experienced material costs related to the health care reform legislation; however, it is possible that our operating results and/or cash flows could be adversely affected in the future by increased costs, expanded liability exposure and requirements that change the ways we provide healthcare and other benefits to our employees.
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

Our customers seek to minimize safety risks on their sites and they frequently review the safety records of contractors during the bidding process. If our safety record were to substantially deteriorate over time, we might become ineligible to bid on certain work and our customers could cancel our contracts and/or not award us future business.
If we fail to integrate future acquisitions successfully, this could adversely affect our business and results of operations. As part of our growth strategy, we acquire companies that expand, complement and/or diversify our business. Realization of the anticipated benefits of an acquisition will depend, among other things, upon our ability to integrate the acquired business successfully with our other operations and gain greater efficiencies and scale that will translate into reduced costs in a timely manner. However, there can be no assurance that an acquisition we may make in the future will provide the benefits anticipated when entering into the transaction. Acquisitions we have made and future acquisitions may expose us to operational challenges and risks, including the diversion of management's attention from our existing business, the failure to retain key personnel or customers of the acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate reserves and the potential impairment of acquired identifiable intangible assets, including goodwill. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify and acquire desirable businesses and successfully integrate any business acquired.
Our results of operations could be adversely affected as a result of goodwill and other identifiable intangible asset impairments. When we acquire a business, we record an asset called “goodwill” equal to the excess amount paid for the business, including liabilities assumed, over the fair value of the tangible and identifiable intangible assets of the business acquired. The Financial Accounting Standards Board (“FASB”) requires that all business combinations be accounted for using the acquisition method of accounting and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. FASB Accounting Standard Codification (“ASC”) Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) provides that goodwill and other identifiable intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and identifiable intangible assets that have finite useful lives should continue to be amortized over their useful lives and be tested for impairment whenever facts and circumstances indicate that the carrying values may not be fully recoverable. ASC 350 also provides specific guidance for testing goodwill and other non-amortized identifiable intangible assets for impairment, which we test annually each October 1. ASC 350 requires management to make certain estimates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities. Such fair value is determined using discounted estimated future cash flows. Our development of the present value of future cash flow projections is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins and the weighted average cost of capital, among others. Much of the information used in assessing fair value is outside the control of management, such as interest rates, and these assumptions and estimates can change in future periods. There can be no assurance that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding business plans or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required to record goodwill and/or identifiable intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing on October 1, 2013 or earlier, if an indicator of an impairment is present prior to the quarter in which the annual goodwill impairment test is to be performed. It is not possible at this time to determine if any such additional impairment charge would result or, if it does, whether such a charge would be material to our results of operations.
We did not record an impairment of our goodwill or identifiable intangible assets for the year ended December 31, 2012.
Amounts included in our backlog may not result in actual revenues or translate into profits. Many of the contracts in our backlog do not require the purchase of a minimum amount of services. In addition, many contracts are subject to cancellation or suspension on short notice at the discretion of the client, and the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contract. We have historically experienced variances in the components of backlog related to project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control, and we may experience more delays or cancellations in the future than in the past due to the current economic slowdown. The risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread slowdowns. Accordingly, there is no assurance that backlog will actually be realized. If our backlog fails to materialize, we could experience a reduction in revenues and a decline in profitability, which could result in a deterioration of our financial position and liquidity.
We account for the majority of our construction projects using the percentage-of-completion method of accounting; therefore, variations of actual results from our assumptions may reduce our profitability. We recognize revenues on construction contracts using the percentage-of-completion method of accounting in accordance with ASC Topic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts”. See Application of Critical Accounting Policies in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Under the percentage-of-completion method of accounting, we record revenue as work on the contract progresses. The cumulative amount of revenues recorded on a contract at a specified point in time is that percentage of total estimated revenues that costs incurred to date bear to estimated total costs.

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
The loss of one or a few customers could have an adverse effect on us. A few clients have in the past and may in the future account for a significant portion of our revenues in any one year or over a period of several consecutive years. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, fail to renew or terminate their contracts with us at any time. A loss of business from a significant client could have a material adverse effect on our business, financial position, and results of operations.
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

	Approximate Square Feet	Lease Expiration Date, Unless Owned
1168 Fesler Street El Cajon, California (b)	67,560	8/31/2020
22302 Hathaway Avenue Hayward, California (b)	105,000	7/31/2016
4462 Corporate Center Drive Los Alamitos, California (c)	57,863	9/30/2014
18111 South Santa Fe Avenue Rancho Dominguez, California (a)	66,246	12/31/2016
940 Remillard Court San Jose, California (a)	119,560	7/31/2017
5101 York Street Denver, Colorado (b)	77,553	2/28/2014
345 Sheridan Boulevard Lakewood, Colorado (c)	63,000	Owned
3100 Woodcreek Drive Downers Grove, Illinois (c)	56,551	7/31/2017
7614 and 7720 Opportunity Drive Fort Wayne, Indiana (b)	136,695	10/31/2018
2655 Garfield Avenue Highland, Indiana (c)	57,765	6/30/2014
4250 Highway 30 St. Gabriel, Louisiana (a)	90,000	Owned
1750 Swisco Road Sulphur, Louisiana (a)	112,000	Owned
111-01 and 111-21 14th Avenue College Point, New York (c)	72,813	2/28/2021
70 Schmitt Boulevard Farmingdale, New York (b)	76,380	7/31/2021
Two Penn Plaza New York, New York (c)	55,891	1/31/2016
2102 Tobacco Road Durham, North Carolina (b)	55,944	9/30/2015
2900 Newpark Drive Norton, Ohio (b)	91,831	11/1/2017
1800 Markley Street Norristown, Pennsylvania (a)	103,000	9/30/2021
227 Trade Court Aiken, South Carolina (b)	71,158	9/30/2013
6045 East Shelby Drive Memphis, Tennessee (a)	53,618	4/30/2018
937 Pine Street Beaumont, Texas (a)	78,962	Owned
895 North Main Street Beaumont, Texas (a)	75,000	Owned
410 Flato Road Corpus Christi, Texas (a)	57,000	Owned
5550 Airline Drive and 25 Tidwell Road Houston, Texas (b)	97,936	12/31/2014

	Approximate Square Feet	Lease Expiration Date, Unless Owned
12415 Highway 225 La Porte, Texas (a)	78,000	Owned
1574 South West Temple Salt Lake City, Utah (c)	120,904	Month-To-Month
2455 West 1500 South Salt Lake City, Utah (c)	58,339	4/30/2018
670 and 686 Truman Avenue Richland, Washington (b)	56,567	8/31/2016
We believe that our property, plant and equipment are well maintained, in good operating condition and suitable for the purposes for which they are used.
See Note 16 - Commitments and Contingencies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information regarding lease costs. We utilize substantially all of our leased or owned facilities and believe there will be no difficulty either in negotiating the renewal of our real property leases as they expire or in finding alternative space, if necessary.

(a)	Principally used by a company engaged in the “United States facilities services” segment.

(b)	Principally used by a company engaged in the “United States mechanical construction and facilities services” segment.

(c)	Principally used by a company engaged in the “United States electrical construction and facilities services” segment.
ITEM 3. LEGAL PROCEEDINGS
We are involved in several proceedings in which damages and claims have been asserted against us. Other potential claims may exist that have not yet been asserted against us. We believe that we have a number of valid defenses to such proceedings and claims and intend to vigorously defend ourselves. We do not believe that any such matters will have a material adverse effect on our financial position, results of operations or liquidity. Litigation is subject to many uncertainties and the outcome of litigation is not predictable with assurance. It is possible that some litigation matters for which reserves have not been established could be decided unfavorably to us, and that any such unfavorable decisions could have a material adverse effect on our financial position, results of operations or liquidity.
ITEM 4. MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) was previously included in Exhibit 95 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

EXECUTIVE OFFICERS OF THE REGISTRANT
Anthony J. Guzzi, Age 48; President since October 25, 2004 and Chief Executive Officer since January 3, 2011. From October 25, 2004 to January 2, 2011, Mr. Guzzi served as Chief Operating Officer of the Company. From August 2001, until he joined the Company, Mr. Guzzi served as President of the North American Distribution and Aftermarket Division of Carrier Corporation (“Carrier”). Carrier is a manufacturer and distributor of commercial and residential HVAC and refrigeration systems and equipment and a provider of after-market services and components of its own products and those of other manufacturers in both the HVAC and refrigeration industries.
Sheldon I. Cammaker, Age 73; Executive Vice President and General Counsel of the Company since September 1987 and Secretary of the Company since May 1997. Prior to September 1987, Mr. Cammaker was a senior partner of the New York City law firm of Botein, Hays & Sklar.
R. Kevin Matz, Age 54; Executive Vice President-Shared Services of the Company since December 2007 and Senior Vice President-Shared Services from June 2003 to December 2007. From April 1996 to June 2003, Mr. Matz served as Vice President and Treasurer of the Company and Staff Vice President-Financial Services of the Company from March 1993 to April 1996.
Mark A. Pompa, Age 48; Executive Vice President and Chief Financial Officer of the Company since April 3, 2006. From June 2003 to April 2, 2006, Mr. Pompa was Senior Vice President-Chief Accounting Officer of the Company, and from June 2003 to January 2007, Mr. Pompa was also Treasurer of the Company. From September 1994 to June 2003, Mr. Pompa was Vice President and Controller of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock trades on the New York Stock Exchange under the symbol “EME”.
The following table sets forth high and low sales prices for our common stock for the periods indicated as reported by the New York Stock Exchange:

2012	High	Low
First Quarter	$30.91	$26.32
Second Quarter	$30.52	$25.68
Third Quarter	$30.52	$25.32
Fourth Quarter	$34.95	$27.91

2011	High	Low
First Quarter	$32.75	$28.23
Second Quarter	$31.92	$28.03
Third Quarter	$30.86	$18.25
Fourth Quarter	$27.12	$18.91
Holders. As of February 21, 2013, there were approximately 136 stockholders of record and, as of that date, we estimate there were approximately 31,686 beneficial owners holding our common stock in nominee or “street” name.
Dividends. On September 26, 2011, we announced plans to pay a regular quarterly dividend of $0.05 per share. We have paid quarterly dividends since October 25, 2011. On December 7, 2012, our Board of Directors declared a special dividend of $0.25 per share, payable in December 2012, and announced its intention to increase the regular quarterly dividend to $0.06 per share. In addition, at the December 7, 2012 meeting of our Board of Directors, the regular quarterly dividend that would have been paid in January 2013 was declared, its amount increased to $0.06 per share and its payment date accelerated to December 28, 2012. We expect that such quarterly dividends will be paid in the foreseeable future. Prior to October 25, 2011, no cash dividends had been paid on the Company's common stock. Our revolving credit facility limits the amount of dividends we can pay on our common stock. However, we do not believe that the terms of the credit facility currently materially limit our ability to pay a quarterly dividend of $0.06 per share for the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes, as of December 31, 2012, certain information regarding equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by stockholders. The information in the table and in the Notes thereto has been adjusted for stock splits.

	Equity Compensation Plan Information
	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	2,009,363	(1)	$13.07	(1)	2,439,979	(2)
Equity Compensation Plans Not Approved by Security Holders	425,396	(3)	$10.70		—
Total	2,434,759		$12.66		2,439,979

_________

(1)
Included within this amount are 638,382 restricted stock units awarded to our non-employee directors and employees. The weighted average exercise price would have been $19.16 had the weighted average exercise price calculation excluded such restricted stock units.

(2)
Represents shares of our common stock available for future issuance under our 2010 Incentive Plan (the "2010 Plan"), which may be issuable in respect of options and/or stock appreciation rights granted under the 2010 Plan and/or may also be issued pursuant to the award of restricted stock, unrestricted stock and/or awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, our common stock.

(3)	Represents shares of our common stock that may be issued upon the exercise of options to our executive officers.
Stock Options. Stock options, which have been adjusted for stock splits, were awarded pursuant to equity compensation programs that were not approved by stockholders. 339,396 of these options, which are referred to in note (3) to the Table, were granted to four of our then executive officers in connection with employment agreements with us, which employment agreements were dated January 1, 2002 (the “2002 Employment Agreements”) and have since expired, and 86,000 of them were granted to Mr. Anthony Guzzi, our President and Chief Executive Officer, when he joined us in October 2004. Of these options, (i) an aggregate of 339,396 were granted on January 2, 2004 with an exercise price of $10.96 per share and (ii) 86,000 were granted to Mr. Guzzi on October 25, 2004 with an exercise price of $9.67 per share. Each of the these options have a term of ten years from their respective grant dates, an exercise price per share equal to the fair market value of a share of common stock on their respective grant dates, and are currently exercisable.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes repurchases of our common stock made during the quarter ended December 31, 2012 by us:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plan or Programs

October 1, 2012 to October 31, 2012	None	None	None	$48,565,219
November 1, 2012 to November 30, 2012	None	None	None	$48,565,219
December 1, 2012 to December 31, 2012	None	None	None	$48,565,219
_________

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

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data has been derived from our audited financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the report of our independent registered public accounting firm thereon included elsewhere in this and our previously filed annual reports on Form 10-K.
See Note 3 - Acquisitions of Businesses and Note 4 - Disposition of Assets of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for a discussion regarding acquisitions and dispositions. The results of operations for all periods presented reflect discontinued operations accounting due to the disposition of our interest in our Canadian subsidiary in August 2011 and the disposition of our interest in a consolidated joint venture in 2007.
Income Statement Data
(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010	2009	2008
Revenues	$6,346,679	$5,613,459	$4,851,953	$5,227,699	$6,360,695
Gross profit	806,354	733,949	693,523	784,225	845,707
Impairment loss on goodwill and identifiable intangible assets	—	3,795	246,081	13,526	—
Operating income (loss)	249,967	210,793	(26,528)	250,122	291,693
Net income (loss) attributable to EMCOR Group, Inc.	$146,584	$130,826	$(86,691)	$160,756	$182,204

Basic earnings (loss) per common share:
From continuing operations	$2.20	$1.82	$(1.30)	$2.31	$2.64
From discontinued operations	—	0.14	(0.01)	0.13	0.15
	$2.20	$1.96	$(1.31)	$2.44	$2.79

Diluted earnings (loss) per common share:
From continuing operations	$2.16	$1.78	$(1.30)	$2.25	$2.57
From discontinued operations	—	0.13	(0.01)	0.13	0.14
	$2.16	$1.91	$(1.31)	$2.38	$2.71

Balance Sheet Data (In thousands)
	As of December 31,
	2012	2011	2010	2009	2008
Equity (1)	$1,357,179	$1,245,131	$1,162,845	$1,226,466	$1,050,769
Total assets	3,107,070	3,014,076	2,755,542	2,981,894	3,030,443
Goodwill	566,588	566,805	406,804	593,628	582,714
Borrowings under revolving credit facility	150,000	150,000	150,000	—	—
Term loan, including current maturities	—	—	—	194,750	197,750
Other long-term debt, including current maturities	18	—	24	—	41
Capital lease obligations, including current maturities	$5,881	$4,857	$1,649	$601	$2,313

 _______

(1)
On September 26, 2011, we announced plans to pay a regular quarterly dividend of $0.05 per share. We have paid quarterly dividends since October 25, 2011. On December 7, 2012, our Board of Directors declared a special dividend of $0.25 per share, payable in December 2012, and announced its intention to increase the regular quarterly dividend to $0.06 per share. In addition, at the December 7, 2012 meeting of our Board of Directors, the regular quarterly dividend that would have been paid in January 2013 was declared, its amount increased to $0.06 per share and its payment date accelerated to December 28, 2012. Prior to October 25, 2011, no cash dividends had been paid on the Company's common stock.

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
Overview
The following table presents selected financial data for the fiscal years ended December 31, 2012, 2011 and 2010 (in millions, except percentages and per share data):

	2012	2011	2010
Revenues	$6,346.7	$5,613.5	$4,852.0
Revenues increase (decrease) from prior year	13.1%	15.7%	(7.2)%
Impairment loss on goodwill and identifiable intangible assets	$—	$3.8	$246.1
Operating income (loss)	$250.0	$210.8	$(26.5)
Operating income (loss) as a percentage of revenues	3.9%	3.8%	(0.5)%
Income (loss) from continuing operations	$148.9	$124.6	$(81.8)
Net income (loss) attributable to EMCOR Group, Inc.	$146.6	$130.8	$(86.7)
Diluted earnings (loss) per common share from continuing operations	$2.16	$1.78	$(1.30)
Net cash provided by operating activities	$184.4	$149.4	$69.5
We remain cautiously optimistic regarding some of our end user markets inasmuch as revenues, operating income and operating margins (operating income as a percentage of revenues) showed an increase from 2011 levels. We continue to experience excellent large project execution and see an increased demand for some of our offerings, including those within the industrial and oil and gas markets. In addition, we added a company in 2012 to our portfolio of companies, which expands and further strengthens our service offerings to new and existing customers. Despite these trends, we continue to see a very competitive marketplace in which there are a significant number of bidders willing to work at extremely low margins on any given project. However, we continue to replace our backlog with profitable work that delivers cost effective solutions and value to our customers throughout the United States and the United Kingdom. Additionally, we continue to integrate and refocus one of our 2011 acquisitions to deliver more consistent operating results.
The increase in 2012 revenues compared to 2011 was primarily attributable to: (a) higher revenues across all of our business segments, excluding the effect of acquisitions, and (b) incremental revenues of approximately $303.9 million attributable to companies acquired in 2012 and 2011, which are reported within our United States mechanical construction and facilities services segment and our United States facilities services segment.
Our increase in operating income and operating margin for 2012, when compared to 2011, was primarily a result of: (a) higher operating income and operating margin from our United States electrical construction and facilities services segment, (b) higher operating income and operating margin from our United States facilities services segment, excluding operating income from acquisitions in 2011, and (c) higher operating income from our United States mechanical construction and facilities services segment, excluding the effect of our 2012 and 2011 acquisitions. Companies acquired in 2012 and 2011, which are reported within our United States mechanical construction and facilities services segment and our United States facilities services segment, in the aggregate, contributed approximately $2.3 million to operating income, including $5.1 million of amortization expense attributable to identifiable intangible assets included in cost of sales and selling, general and administrative expenses. The 2012 increase in operating income was partially offset by lower operating income and operating margin from our United Kingdom operations. Net cash provided by operating activities of $184.4 million in 2012 increased, when compared to 2011, primarily due to improved operating results and changes in our working capital.

We acquired one company during 2012 for an immaterial amount. The results of the acquired company, which primarily provides mechanical construction services, have been included in our United States mechanical construction and facilities services segment; the acquired company expands our service capabilities into new geographic and technical areas. The acquisition is not material to our results of operations for the periods presented.
Operating Segments
Our reportable segments reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States facilities services segment due to changes in our internal reporting structure.
We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment; central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States facilities services; (d) United Kingdom construction and facilities services; and (e) Other international construction and facilities services. The segment “United States facilities services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (industrial maintenance and services; outage services to utilities and industrial plants; commercial and government site-based operations and maintenance; military base operations support services; mobile maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; small modification and retrofit projects; and retrofit projects to comply with clean air laws), which services are not generally related to customers' construction programs. The United Kingdom and Other international construction and facilities services segments perform electrical construction, mechanical construction and facilities services. In August 2011, we sold our Canadian subsidiary, which represented our Canada construction segment and which performed electrical construction and mechanical construction. Our “Other international construction and facilities services” segment consisted of our equity interest in a Middle East venture, which interest we sold in June 2010.
Discussion and Analysis of Results of Operations
Revenues
As described in more detail below, revenues for 2012 were $6.3 billion compared to $5.6 billion for 2011 and $4.9 billion for 2010. The increase in revenues for 2012 compared to 2011 was primarily attributable to: (a) increased revenues from all of our operating segments, excluding incremental revenues attributable to acquisitions in 2012 and 2011, and (a) incremental revenues of approximately $303.9 million generated by companies acquired in 2012 and 2011, which are reported within our United States mechanical construction and facilities services segment and our United States facilities services segment. An increase in revenues at our United Kingdom operations was offset by a decrease of $6.5 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. While overall revenues have increased, we continue to be disciplined in a very competitive marketplace by only accepting work that we believe can be performed at a reasonable margin.
The increase in revenues for 2011 compared to 2010 was primarily attributable to: (a) incremental revenues of approximately $407.1 million generated by companies acquired in 2011 and 2010, which are reported within our United States facilities services and our United States mechanical construction and facilities services segments, (b) increased revenues in our United States facilities services segment, excluding incremental revenues attributable to acquisitions in 2011 and 2010, particularly within our industrial services, mobile mechanical services and government services markets, and (c) an increase in revenues from our United Kingdom operations. The results of our United Kingdom operations were also impacted by an increase of $18.3 million relating to the effect of favorable exchange rates for the British pound versus the United States dollar.
Our backlog at December 31, 2012 was $3.37 billion compared to $3.33 billion of backlog at December 31, 2011. This slight increase in backlog, excluding the effect of acquisitions, was primarily attributable to: (a) an increase in contracts awarded for work in all of our domestic segments and (b) an increase of $27.7 million in backlog associated with a company acquired in 2012, which is included in our United States mechanical construction and facilities services segment. This increase was partially offset by lower backlog within our United Kingdom segment. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. If the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues.

The following table presents our revenues for each of our operating segments and the approximate percentages that each segment's revenues were of total revenues for the years ended December 31, 2012, 2011 and 2010 (in millions, except for percentages):

	2012	% of Total	2011	% of Total	2010	% of Total
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,211.7	19%	$1,155.1	21%	$1,158.9	24%
United States mechanical construction and facilities services	2,296.4	36%	1,917.4	34%	1,720.2	35%
United States facilities services	2,299.8	36%	2,012.0	36%	1,510.5	31%
Total United States operations	5,807.9	92%	5,084.5	91%	4,389.6	90%
United Kingdom construction and facilities services	538.8	8%	529.0	9%	462.4	10%
Other international construction and facilities services	—	—	—	—	—	—
Total worldwide operations	$6,346.7	100%	$5,613.5	100%	$4,852.0	100%

Revenues of our United States electrical construction and facilities services segment were $1,211.7 million for the year ended December 31, 2012 compared to revenues of $1,155.1 million for the year ended December 31, 2011. This increase in revenues was primarily attributable to higher levels of work from industrial, institutional and commercial construction projects, partially offset by a decrease in revenues from healthcare, transportation and hospitality construction projects.
Revenues of our United States electrical construction and facilities services segment were $1,155.1 million for the year ended December 31, 2011 compared to revenues of $1,158.9 million for the year ended December 31, 2010. This slight decrease in revenues was primarily attributable to a decline in revenues from hospitality construction projects, as we substantially completed work on a major project, and lower revenues from transportation construction projects. The decrease was mostly offset by increased revenues from industrial, commercial, and water and wastewater construction projects.
Our United States mechanical construction and facilities services segment revenues for the year ended December 31, 2012 were $2,296.4 million, a $379.0 million increase compared to revenues of $1,917.4 million for the year ended December 31, 2011. This increase in revenues was primarily attributable to: (a) an increase in revenues from industrial, commercial and transportation construction projects, excluding the effect of acquisitions made in 2012 and 2011, and (b) incremental revenues of approximately $128.6 million generated by companies acquired in 2012 and 2011, partially offset by a decrease in revenues from healthcare, institutional, hospitality and water and wastewater construction projects.
Our United States mechanical construction and facilities services segment revenues for the year ended December 31, 2011 were $1,917.4 million, a $197.2 million increase compared to revenues of $1,720.2 million for the year ended December 31, 2010. This increase in revenues was primarily attributable to incremental revenues of approximately $186.4 million generated by a company acquired in 2011. Revenues from this segment for the year ended December 31, 2011, excluding incremental revenues attributable to the 2011 acquisition made in this segment, also increased compared to the same period in 2010. This slight increase in revenues was primarily attributable to increased work on commercial and industrial construction projects, offset in part by a decline in revenues from hospitality construction projects, as we substantially completed work on a major project, and a decline in water and wastewater construction projects.
Revenues of our United States facilities services segment were $2,299.8 million and $2,012.0 million in 2012 and 2011, respectively. This increase in revenues was primarily attributable to incremental revenues of approximately $175.3 million generated by companies acquired in 2011, which perform facilities maintenance services and mobile mechanical services, and from an increase in revenues at: (a) our industrial services operations, which have seen a continued increase in demand for our services in the refinery market, (b) our commercial site-based operations, excluding the effect of the acquisition made in 2011, primarily the result of new project awards, and (c) our government services operations, primarily due to new contract awards and organic growth in the medical facilities services portfolio. This increase was partially offset by a decrease in revenues from our energy services operations primarily as a result of the loss of a contract at the end of 2011.
Revenues of our United States facilities services segment were $2,012.0 million and $1,510.5 million in 2011 and 2010, respectively. This increase in revenues was primarily attributable to incremental revenues of approximately $220.7 million generated by companies acquired in 2011 and 2010, which perform facilities maintenance services, government infrastructure contracting services and mobile mechanical services, and to an increase in revenues at: (a) our industrial services operations, which have seen an increase in demand for our services in the refinery and petrochemical markets, (b) our mobile mechanical services, excluding revenues attributable to acquisitions made in 2011 and 2010, reflecting an increase in demand for our repair services, controls installation and small project work and (c) our government services operations, due to new project awards. Additionally, a contract amendment with a client resulted in an increase in revenues as the new terms and conditions required us to act as a principal and no longer as the client's agent.
Our United Kingdom construction and facilities services segment revenues were $538.8 million in 2012 compared to $529.0 million in 2011. This increase in revenues was primarily attributable to growth in revenues in our facilities services business as a result of an expansion in scope of contracts with our existing customers in the commercial and transportation markets, partially offset by a decrease in revenues from our United Kingdom construction business as a result of lower volume from institutional and healthcare construction projects and a decrease of $6.5 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar.
Our United Kingdom construction and facilities services segment revenues were $529.0 million in 2011 compared to $462.4 million in 2010. This increase in revenues was primarily attributable to growth in revenues from our facilities services business as a result of an expansion in scope of contracts with our existing customers in the commercial market. This increase was also partly attributable to an increase of $18.3 million relating to the effect of favorable exchange rates for the British pound versus the United States dollar.
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
Cost of sales and Gross profit
The following table presents cost of sales, gross profit (revenues less cost of sales), and gross profit margin (gross profit as a percentage of revenues) for the years ended December 31, 2012, 2011 and 2010 (in millions, except for percentages):

	2012	2011	2010
Cost of sales	$5,540.3	$4,879.5	$4,158.4
Gross profit	$806.4	$733.9	$693.5
Gross profit margin	12.7%	13.1%	14.3%
Our gross profit for the year ended December 31, 2012 was $806.4 million, an increase of $72.4 million compared to the gross profit for the year ended December 31, 2011 of $733.9 million. The increase in gross profit was primarily attributable to: (a) companies acquired in 2012 and 2011 reported within our United States mechanical construction and facilities services segment and our United States facilities services segment, which contributed approximately $29.2 million to gross profit, net of amortization expense attributable to identifiable intangible assets of $0.2 million, (b) our United States facilities services segment, excluding gross profit from acquisitions made in 2011, primarily due to our industrial services operations, (c) our United States electrical construction and facilities services segment and (d) our United States mechanical construction and facilities services segment, excluding the gross profit from companies acquired in 2012 and 2011. These increases were partially offset by lower gross profit from our United Kingdom operations, whose construction business experienced several project write-downs. The increase in gross profit was also negatively impacted by changes in the exchange rates for the British pound versus the United States dollar.
Our gross profit margin was 12.7% for 2012 compared to 13.1% for 2011. The decrease in gross profit margin was primarily the result of lower gross profit margin at: (a) our United States mechanical construction and facilities services segment, primarily as a result of the favorable resolution in 2011 of various uncertainties on projects and the settlement of a long outstanding construction claim, (b) our United States facilities services segment, partially attributable to the margin dilutive impact of an acquisition in 2011, and (c) our United Kingdom operations, as a result of the operating loss from its construction business. The decrease in gross profit margin in 2012 was partially offset by higher gross profit margin at our United States electrical construction and facilities services segment, primarily as a result of: (a) the favorable resolution of a long outstanding construction claim on a water and wastewater construction project and (b) higher margins from certain other construction projects, as a result of claim settlements and better than anticipated project execution on other contracts.
Our gross profit for the year ended December 31, 2011 was $733.9 million, an increase of $40.4 million compared to the gross profit for the year ended December 31, 2010 of $693.5 million. The increase in gross profit was primarily attributable to: (a) companies acquired in 2011 and 2010 within our United States mechanical construction and facilities services and our United States facilities services segments, which contributed approximately $38.5 million to gross profit, net of amortization expense of $4.6 million attributable to identifiable intangible assets, (b) our United States facilities services segment, excluding gross profit from acquisitions in 2011 and 2010, primarily due to our industrial services operations and (c) our United States electrical construction and facilities services segment. The increase in gross profit was also attributable to an increase of $1.9 million relating to the effect of favorable exchange rates for the British pound versus the United States dollar. These increases were partially offset by lower gross profit and gross profit margin from: (a) our United States mechanical construction and facilities services segment, excluding gross profit from the 2011 acquisition in this segment, primarily as a result of lower margin work acquired during the then economic slow down and (b) our United Kingdom operations, whose construction business experienced project write-downs. Gross profit and gross profit margin for 2010 were favorably impacted by the resolution of long outstanding legal claim on a healthcare construction project in our United States mechanical construction and facilities services segment and the receipt of a contract termination fee pursuant to the terms of a contract in our United Kingdom operations. Additionally in 2010, we recognized a pretax gain of $4.5 million by our energy services operations within our United States facilities services segment from the sale of our interest in a venture, which gain is classified as a component of “Cost of sales” on the Consolidated Statements of Operations.
Our gross profit margin was 13.1% for 2011 compared to 14.3% for 2010. The decrease in gross profit margin was primarily the result of lower gross profit margin at: (a) our United States mechanical construction and facilities services segment (excluding gross profit margin attributable to the 2011 acquisition in this segment) for reasons discussed in the preceding paragraph, (b) our United States facilities services segment, partially attributable to acquisitions made in 2011 and 2010, and the contract amendment mentioned above and (c) our United Kingdom operations. Additionally in 2010, we recognized a pretax gain of $4.5 million by our energy services operations within our United States facilities services segment as discussed in the preceding paragraph. This decrease in gross profit margin in 2011 was partially offset by higher gross profit margin at our United States electrical construction and facilities services segment, primarily as a result of: (a) the favorable resolution of uncertainties upon the substantial completion of a hospitality construction project and (b) higher margins from certain transportation construction projects, as a result of claim settlements and better than anticipated project execution on other contracts.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues, for the years ended December 31, 2012, 2011 and 2010 (in millions, except for percentages):

	2012	2011	2010
Selling, general and administrative expenses	$556.2	$518.1	$472.1
Selling, general and administrative expenses as a percentage of revenues	8.8%	9.2%	9.7%
Our selling, general and administrative expenses for the year ended December 31, 2012 were $556.2 million, a $38.1 million increase compared to selling, general and administrative expenses of $518.1 million for the year ended December 31, 2011. This increase was primarily attributable to: (a) $26.9 million of incremental expenses directly related to companies acquired in 2012 and 2011, including amortization expense attributable to identifiable intangible assets of $4.9 million, and (b) higher employee related costs such as incentive compensation and employee benefits, partially as a result of improved results and share-based compensation costs. This increase was partially offset by: (a) the $6.4 million reversal of contingent consideration accruals relating to acquisitions made prior to 2012 and (b) a decrease in professional fees, as we had incurred $4.7 million of transaction costs associated with an acquisition made in 2011. Selling, general and administrative expenses as a percentage of revenues decreased for 2012 compared to 2011, primarily related to our ability to increase revenues at a greater rate than the increase in overhead costs.
Our selling, general and administrative expenses for the year ended December 31, 2011 were $518.1 million, a $46.0 million increase compared to selling, general and administrative expenses of $472.1 million for the year ended December 31, 2010. This increase was primarily attributable to: (a) $35.2 million of incremental expenses directly related to companies acquired in 2011 and 2010, including amortization expense of $7.9 million attributable to identifiable intangible assets, and (b) transaction costs of $4.7 million associated with an acquisition made in 2011, partially offset by the $2.8 million reversal of contingent consideration accruals relating to acquisitions made prior to 2011. Selling, general and administrative expenses in 2010 benefited from a reduction in our provision for doubtful accounts due to the favorable settlements of amounts previously determined to be uncollectible. Selling, general and administrative expenses as a percentage of revenues decreased for 2011 compared to 2010, primarily due to increased overall revenues and reduced discretionary spending.
Restructuring expenses
Restructuring expenses, primarily relating to employee severance obligations and/or the termination of leased facilities, were $0.1 million, $1.2 million and $1.8 million for 2012, 2011 and 2010, respectively. The 2012 restructuring expenses were primarily attributable to employee severance obligations and the termination of leased facilities incurred in our United States facilities services segment. In 2011, restructuring expenses were primarily related to employee severance obligations at our corporate headquarters and in 2010 to our United States electrical construction and facilities services segment. As of December 31, 2012, 2011 and 2010, the balance of obligations yet to be paid was $0.1 million, $0.2 million and $0.3 million, respectively. The majority of obligations outstanding as of December 31, 2011 and 2010 were paid during 2012 and 2011. The majority of obligations outstanding as of December 31, 2012 will be paid after 2013.

Impairment loss on goodwill and identifiable intangible assets
In conjunction with our 2011 annual impairment test on October 1, 2011, we recognized a $3.8 million non-cash impairment charge related to customer relationships and trade names within the United States facilities services segment during the fourth quarter of 2011. This impairment primarily resulted from both lower forecasted revenues from, and lower operating margins at, specific companies within this segment.
During the third quarter of 2010 and prior to our October 1, 2010 annual impairment test, we recognized a $226.2 million non-cash impairment charge. Of this amount, $210.6 million related to goodwill and $15.6 million related to trade names. Additionally, during the second quarter of 2010, we recorded a $19.9 million non-cash impairment charge related to trade names. All of these impairments were within our United States facilities services segment.
Based upon our annual impairment testing as of October 1, 2012, no additional impairment of our goodwill or our identifiable intangible assets was recognized for the year ended December 31, 2012.
Operating income (loss)
The following table presents our operating income (loss) (gross profit less selling, general and administrative expenses, restructuring expenses, and impairment loss on goodwill and identifiable intangible assets) by segment, and each segment's operating income (loss) as a percentage of such segment's revenues from unrelated entities, for the years ended December 31, 2012, 2011 and 2010 (in millions, except for percentages):

	2012	% of Segment Revenues	2011	% of Segment Revenues	2010	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$100.7	8.3%	$84.6	7.3%	$70.4	6.1%
United States mechanical construction and facilities services	123.5	5.4%	116.0	6.0%	132.0	7.7%
United States facilities services	82.3	3.6%	69.1	3.4%	59.3	3.9%
Total United States operations	306.5	5.3%	269.7	5.3%	261.7	6.0%
United Kingdom construction and facilities services	7.1	1.3%	9.2	1.7%	15.7	3.4%
Other international construction and facilities services	—	—	—	—	(0.1)	—
Corporate administration	(63.5)	—	(63.1)	—	(55.9)	—
Restructuring expenses	(0.1)	—	(1.2)	—	(1.8)	—
Impairment loss on goodwill and identifiable intangible assets	—	—	(3.8)	—	(246.1)	—
Total worldwide operations	250.0	3.9%	210.8	3.8%	(26.5)	(0.5)%
Other corporate items:
Interest expense	(7.3)		(11.3)		(12.2)
Interest income	1.6		1.8		2.7
Gain on sale of equity investment	—		—		7.9
Income (loss) from continuing operations before income taxes	$244.2		$201.4		$(28.1)
As described in more detail below, we had operating income of $250.0 million for 2012 compared to operating income of $210.8 million for 2011 and an operating loss of $26.5 million for 2010. The 2010 operating loss was due to the impairment loss on goodwill and identifiable intangible assets of $246.1 million.
Operating income of our United States electrical construction and facilities services segment was $100.7 million for the year ended December 31, 2012 compared to operating income of $84.6 million for the year ended December 31, 2011. This increase in operating income primarily resulted from an increase in gross profit from: (a) water and wastewater construction projects and (b) industrial and institutional construction projects. In addition, operating income in 2012 benefited from the favorable resolution of a construction claim on a healthcare project, as well as from a long outstanding construction claim on a water and wasterwater construction project. These increases were partially offset by a decrease in gross profit attributable to: (a) hospitality construction projects and (b) smaller quick turn project work. Additionally, operating income in 2011 benefited from the favorable resolution of uncertainties on a hospitality construction project and from the favorable resolution of an institutional construction claim. Selling, general and administrative expenses increased for the year ended December 31, 2012, compared to 2011, principally due to higher employee related costs, primarily incentive compensation accruals as a result of improved results, and higher professional fees. The increase in operating margin for the year ended December 31, 2012 was primarily the result of an increase in gross profit margin and a decrease in the ratio of selling, general and administrative expense to revenues.
Operating income of our United States electrical construction and facilities services segment was $84.6 million for the year ended December 31, 2011 compared to operating income of $70.4 million for the year ended December 31, 2010. This increase in operating income primarily resulted from an increase in gross profit from: (a) water and wastewater construction projects, (b) commercial, transportation and healthcare construction projects and (c) smaller quick turn project work. In addition, operating income in 2011 benefited from the favorable resolution of uncertainties on a substantially complete hospitality construction project. The increase in 2011 operating income was partially offset by a decrease in gross profit attributable to institutional construction projects and lower operating income from certain of our Southern California operations. Selling, general and administrative expenses decreased for the year ended December 31, 2011, compared to 2010, principally due to lower employment costs, such as salaries and employee benefits. The increase in operating margin for the year ended December 31, 2011 was primarily the result of an increase in gross profit margin and a decrease in the ratio of selling, general and administrative expense to revenues.
Our United States mechanical construction and facilities services segment operating income for the year ended December 31, 2012 was $123.5 million, an $7.5 million increase compared to operating income of $116.0 million for the year ended December 31, 2011. This increase in operating income, excluding operating income from the 2012 and 2011 acquisitions in this segment, was primarily due to higher gross profit from industrial and commercial construction projects. Additionally, the increase in operating income was partially attributable to companies acquired in 2012 and 2011, which generated approximately $4.2 million of operating income, net of amortization expense attributable to identifiable intangible assets of $0.3 million. This increase was partially offset by a decrease in operating income from hospitality, healthcare and institutional construction projects. Selling, general and administrative expenses increased in 2012 compared to 2011, excluding expenses directly related to the 2012 and 2011 acquisitions in this segment, which added $11.9 million of selling, general and administrative costs, including $0.2 million of amortization expense attributable to identifiable intangible assets, primarily due to an increase in employee related costs, such as salaries and incentive compensation accruals as a result of improved results and a higher provision for doubtful accounts. A decrease in operating margin for the year ended December 31, 2012 was the result of a reduction in gross profit margin, partially offset by a decrease in the ratio of selling, general and administrative expenses to revenues.
Our United States mechanical construction and facilities services segment operating income for the year ended December 31, 2011 was $116.0 million, a $16.0 million decrease compared to operating income of $132.0 million for the year ended December 31, 2010. This decrease in operating income, excluding operating income from the 2011 acquisition in this segment, was primarily due to lower gross profit from industrial, commercial and institutional construction projects, as a result of the then economic environment and our selectivity in bidding on contracts. Additionally, 2010 benefited from the favorable resolution of long outstanding legal claim on a healthcare construction project. This decline was partially offset by an increase in operating income from: (a) a company acquired in 2011, which contributed approximately $7.1 million of operating income, net of amortization expense of $3.2 million, (b) gross profit associated with hospitality construction projects, as a result of, among other things, the favorable resolution of uncertainties on current projects and the settlement of a long outstanding construction claim and (c) gross profit from healthcare construction projects. Selling, general and administrative expenses were flat in 2011 compared to 2010, excluding expenses directly related to the 2011 acquisition in this segment, which added $18.5 million of selling, general and administrative costs, including $1.8 million of amortization expense attributable to identifiable intangible assets. A decrease in operating margin for the year ended December 31, 2011 was primarily the result of a reduction in gross profit margin.
Operating income of our United States facilities services segment was $82.3 million and $69.1 million in 2012 and 2011, respectively. The increase in operating income for 2012 compared to 2011 was primarily due to: (a) higher operating income from our industrial services operations, which have seen a continued increase in demand for our services in the refinery market, (b) higher operating income from our mobile mechanical services as a result of improved project performance compared to 2011 and (c) income attributable to the reversal of contingent consideration accruals relating to acquisitions made prior to 2012. The increase in operating income for 2012 was partially offset by lower operating income from our government services operations as a result of several project write-downs, the majority of which were due to difficult job site conditions. Additionally, companies acquired in 2011 negatively impacted operating income by approximately $1.9 million, including $4.8 million of amortization expense attributable to identifiable intangible assets. Selling, general and administrative expenses increased by $5.5 million for 2012 compared to 2011, excluding the increase of $15.0 million of selling, general and administrative expenses associated with companies acquired in 2011, including amortization expense of $4.7 million. This increase was primarily attributable to an increase in employee related costs such as salaries, incentive compensation and employee benefits, due to higher volume and profitability, and higher depreciation and amortization costs. The increases in selling, general and administrative expenses were partially offset by a reduction in the provision for doubtful accounts due to favorable settlements of amounts previously determined to be uncollectible. An increase in operating margin for 2012 was the result of a decrease in the ratio of selling, general and administrative expenses to revenues, which is related to our ability to increase revenues at a greater rate than the increase in overhead costs, partially offset by a reduction in gross profit margin.

Operating income of our United States facilities services segment was $69.1 million and $59.3 million in 2011 and 2010, respectively. This increase in operating income was primarily due to higher operating income from our industrial services operations, which have seen an increase in demand for our services in the refinery and petrochemical markets. The increase in operating income for 2011 was partially offset by lower operating income from lower margins on project work attributable to several project write-downs, the largest of which was due to difficult job site conditions, and lower margins on projects as a result of the then very competitive market conditions. Additionally in 2010, our energy services operations benefited from the recognition of a pretax gain of $4.5 million from the sale of our interest in a venture, which gain was classified as a component of “Cost of sales” on the Consolidated Statements of Operations. Companies acquired in 2011 and 2010 negatively impacted operating income by approximately $3.8 million, including $9.2 million of amortization expense attributable to identifiable intangible assets. Selling, general and administrative expenses increased by $6.4 million for 2011 compared to 2010, excluding the increase of $16.7 million of selling, general and administrative expenses associated with companies acquired in 2011 and 2010, including amortization expense of $6.0 million. This increase in selling, general and administrative expenses was primarily attributable to an increase in employment costs such as salaries, bonuses and commissions due to higher volume. A decrease in operating margin for 2011 was primarily the result of a reduction in the gross profit margin.
Our United Kingdom construction and facilities services segment operating income was $7.1 million in 2012 compared to $9.2 million in 2011. This decrease in operating income was primarily attributable to an operating loss within our United Kingdom construction business as a result of losses recognized on various hospitality, institutional and commercial construction projects and a decrease of $0.2 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The decrease in operating income was partially offset by an increase in operating income from its facilities services business as a result of better performance on its commercial and institutional portfolio of contracts. A decrease in operating margin for 2012 was brought about by a combination of lower gross profit margins, partially offset by a decrease in selling, general and administrative expenses as a percentage of revenues.
Our United Kingdom construction and facilities services segment operating income was $9.2 million in 2011 compared to $15.7 million in 2010. This decrease in operating income was primarily attributable to an operating loss within our United Kingdom construction business as a result of losses recognized on various institutional and commercial construction projects and a decrease in the gross margin from its facilities services business, which benefited in 2010 from favorable gross profit associated with the receipt of a contract termination fee pursuant to the terms of a contract. The decrease in operating income was partially offset by a reduction in the actuarially determined pension costs associated with our United Kingdom defined pension plan and an increase of $0.6 million relating to the effect of favorable exchange rates for the British pound versus the United States dollar. A decrease in operating margin for 2011 was brought about by a mix of lower gross profit margins, partially offset by a decrease in selling, general and administrative expenses as a percentage of revenues.
In June 2010, we sold our equity interest in a Middle East venture to our partner in the venture. As a result of this sale, we received $7.9 million and recognized a pretax gain in this amount, which is classified as a “Gain on sale of equity investment” on the Consolidated Statements of Operations. The Other international construction and facilities services segment operating loss was approximately $0.1 million for 2010.
Our corporate administration expenses were $63.5 million for 2012 compared to $63.1 million in 2011. This increase in expenses was primarily attributable to higher share-based compensation costs as a result of improved operating performance. This increase was partially offset by lower transaction costs of approximately $4.7 million associated with an acquisition made in 2011 and reduced salaries at headquarters, as a result of the restructuring at our corporate headquarters earlier in 2011. The increase of $7.2 million in 2011 corporate administration expenses, compared to 2010, was primarily attributable to $4.7 million of transaction costs mentioned above and higher incentive compensation costs. This increase was partially offset by reduced employee costs, such as salaries, as a result of the restructuring at our corporate headquarters.
Non-operating items
Interest expense was $7.3 million, $11.3 million and $12.2 million for 2012, 2011 and 2010, respectively. The $4.0 million decrease in interest expense for 2012 compared to 2011 was primarily due to lower borrowing rates under the credit facility that we entered into in late 2011. The $0.9 million decrease in interest expense for 2011 compared to 2010 was primarily due to lower borrowing rates. This decrease in 2011 compared to 2010 was partially offset by an increase in the amortization of debt issuance costs of $0.4 million associated with the acceleration of some of these costs in conjunction with the amendment and restatement of our credit facility in 2011.
Interest income was $1.6 million, $1.8 million and $2.7 million for 2012, 2011 and 2010, respectively. The decreases in interest income were primarily related to lower invested cash balances in 2012 and lower interest rates on those invested cash balances for all periods presented.

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
Our 2012 income tax provision from continuing operations was $95.4 million compared to $76.8 million for 2011 and $53.7 million for 2010. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the years ended December 31, 2012, 2011 and 2010, were 39.4%, 38.7% and (167.2)%, respectively. The actual income tax rate for 2010, before non-cash impairment charges and less amounts attributable to noncontrolling interests, was 37.2%. The increase in the 2012 and 2011 income tax provisions was primarily due to increased income before income taxes, the effect of a change in the United Kingdom statutory tax rate and a change in the mix of earnings among various jurisdictions. The Company recognized a non-cash goodwill impairment charge of approximately $210.6 million during 2010. Approximately $34.0 million of this impairment was deductible for income tax purposes. The remaining $176.6 million of this impairment was not deductible for income tax purposes. This non-deductible portion had a significant impact on the effective income tax rate for 2010.
Discontinued operations
In August 2011, we disposed of our entire interest in our Canadian subsidiary, which represented our Canada construction segment, to a group of investors, including members of the former subsidiary's management team. We received approximately $17.3 million in payment for the shares. In addition, we also received approximately $26.4 million in repayment of indebtedness owed by our Canadian subsidiary to us. Proceeds from the sale of discontinued operation, net of cash sold, totaled $26.6 million. Net income from discontinued operation for the year ended December 31, 2011 was $9.1 million, net of income taxes. Included in the net income from discontinued operation for the year ended December 31, 2011 was a gain on sale of $9.1 million (net of income tax provision of $2.8 million) resulting from the sale of the subsidiary. The gain on sale of discontinued operation includes $15.5 million related to amounts previously reported in the foreign translation adjustment component of accumulated other comprehensive income. Loss from discontinued operation included income tax benefits of $0.4 million and $1.3 million for the years ended December 31, 2011 and 2010, respectively.
Liquidity and Capital Resources
The following table presents net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2012, 2011 and 2010 (in millions):

	2012	2011	2010
Net cash provided by operating activities	$184.4	$149.4	$69.5
Net cash used in investing activities	$(42.5)	$(320.5)	$(32.7)
Net cash used in financing activities	$(50.6)	$(29.3)	$(48.0)
Effect of exchange rate changes on cash and cash equivalents	$2.7	$0.9	$(4.9)
Our consolidated cash balance increased by approximately $94.0 million from $511.3 million at December 31, 2011 to $605.3 million at December 31, 2012. Net cash provided by operating activities for 2012 was $184.4 million compared to $149.4 million in net cash provided by operating activities for 2011. The increase was primarily due to improved operating results and changes in our working capital. Net cash used in investing activities was $42.5 million for 2012 compared to $320.5 million used in 2011. The decrease was primarily due to a $281.1 million decrease in payments for businesses acquired, partially offset by an $8.3 million increase in amounts paid for the purchase of property, plant and equipment. Net cash used in financing activities for 2012 was $50.6 million compared to $29.3 million used in 2011. The increase was primarily attributable to the payment of dividends.
Our consolidated cash balance decreased by approximately $199.5 million from $710.8 million at December 31, 2010 to $511.3 million at December 31, 2011. Net cash provided by operating activities for 2011 was $149.4 million compared to $69.5 million in net cash provided by operating activities for 2010. The increase was primarily due to improved operating results and changes in our working capital. Additionally in 2010, we made a $25.9 million one-time supplemental contribution to our United Kingdom defined benefit pension plan. Net cash used in investing activities was $320.5 million for 2011 compared to $32.7 million used in 2010. This increase was primarily due to a $262.5 million increase in payments for businesses acquired, a $10.2 million increase in amounts paid for the purchase of property, plant and equipment, and a $17.6 million increase in short-term investments. Net cash used in financing activities for 2011 was $29.3 million compared to $48.0 million used in 2010. This decrease was primarily attributable to the repayment of a term loan and debt issuance costs in 2010, partially offset by the $27.5 million used to repurchase our common stock in 2011. The non-cash impairment charges in 2011 and 2010 did not have any impact on our compliance with our debt covenants or on our cash flows.
The following is a summary of material contractual obligations and other commercial commitments (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility (including interest at 1.71%) (1)	$160.1	$2.6	$5.2	$152.3	$—
Capital lease obligations	6.4	2.0	3.4	1.0	—
Operating leases	196.0	52.9	80.0	48.8	14.3
Open purchase obligations (2)	856.8	720.0	122.6	14.2	—
Other long-term obligations, including current portion (3)	272.1	32.7	228.0	11.4	—
Liabilities related to uncertain income tax positions	13.9	5.5	8.1	0.3	—
Total Contractual Obligations	$1,505.3	$815.7	$447.3	$228.0	$14.3

	Amount of Commitment Expirations by Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of credit	$84.2	$82.1	$2.1	$—	$—

_________

(1)
We classify these borrowings as long-term on our consolidated balance sheets because of our intent to repay the amounts on a long-term basis. These amounts are outstanding at our discretion and are not payable until the 2011 Revolving Credit Facility expires in November 2016. As of December 31, 2012, there were borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility.

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

Until November 21, 2011, we had a revolving credit agreement (the “2010 Revolving Credit Facility”) as amended, which provided for a credit facility of $550.0 million. The 2010 Revolving Credit Facility was effective February 4, 2010 and replaced an earlier revolving credit facility (the “2005 Revolving Credit Facility”) of $375.0 million. Effective November 21, 2011, we replaced the 2010 Revolving Credit Facility that was due to expire February 4, 2013 with an amended and restated $750.0 million revolving credit facility (the “2011 Revolving Credit Facility”). The 2011 Revolving Credit Facility expires in November 2016 and permits us to increase our borrowing to $900.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of the borrowing capacity under the 2011 Revolving Credit Facility to letters of credit, which amount compares to $175.0 million under the 2010 Revolving Credit Facility and $125.0 million under the 2005 Revolving Credit Facility. The 2011 Revolving Credit Facility is guaranteed by certain of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2011 Revolving Credit Facility contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2011 Revolving Credit Facility, which ranges from 0.25% to 0.35%, based on certain financial tests. The fee in effect on December 31, 2012 was 0.25% of the unused amount as of such date. Borrowings under the 2011 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at December 31, 2012) plus 0.50% to 1.00%, based on certain financial tests or (2) United States dollar LIBOR (0.21% at December 31, 2012) plus 1.50% to 2.00%, based on certain financial tests. The interest rate in effect at December 31, 2012 was 1.71%. Letter of credit fees issued under this facility range from 1.50% to 2.00% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. We capitalized approximately $4.2 million of debt issuance costs associated with the 2011 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. In connection with the termination of the 2010 Revolving Credit Facility, $0.4 million attributable to the acceleration of expense for debt issuance costs in connection with the 2010 Revolving Credit Facility was recorded as part of interest expense. As of December 31, 2012 and December 31, 2011, we had approximately $84.0 million and $82.9 million of letters of credit outstanding, respectively. We had borrowings of $150.0 million outstanding under the 2010 Revolving Credit Facility at December 31, 2010, and we have borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility at December 31, 2012, which may remain outstanding at our discretion until the 2011 Revolving Credit Facility expires. Based on the $150.0 million borrowings outstanding as of December 31, 2012 on the 2011 Revolving Credit Facility, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.2 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.2 million in the next twelve months.
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
On January 27, 2009, we entered into an interest rate swap, which hedged our interest rate risk associated with the Term Loan. We de-designated $45.5 million of the interest rate swap on December 31, 2009 as it was determined that it was no longer probable that the future estimated cash flows were going to occur as originally estimated. Accordingly, we discontinued the application of hedge accounting associated for this portion of the interest rate swap, and $0.2 million was expensed as part of interest expense, and removed from Accumulated other comprehensive loss, for the year ended December 31, 2010. The interest rate swap matured in October 2010.
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
On September 26, 2011, our Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. During 2012, we repurchased approximately 0.9 million shares of our common stock for approximately $23.9 million. As of December 31, 2012, we repurchased 2.1 million shares of our common stock for approximately $51.4 million, and there remained authorization for us to repurchase approximately $48.6 million of our shares. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase program may be made from time to time as permitted by securities laws and other legal requirements, including provisions in our revolving credit facility placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2012, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $0.9 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2011 Revolving Credit Facility, that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. In addition to managing borrowings, our focus on the facilities services market is intended to provide an additional buffer against economic downturns inasmuch as a part of our facilities services business is characterized by annual and multi-year contracts that provide a more predictable stream of cash flow than the construction business. Short-term liquidity is also impacted by the type and length of construction contracts in place. During past economic downturns, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Cost and estimated earnings in excess of billings on uncompleted contracts”, were $290.5 million and $326.9 million as of December 31, 2012 and 2011, respectively.
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
On September 26, 2011, we announced plans to pay a regular quarterly dividend of $0.05 per share. We have paid quarterly dividends since October 25, 2011. On December 7, 2012, our Board of Directors declared a special dividend of $0.25 per share, payable in December 2012, and announced its intention to increase the regular quarterly dividend to $0.06 per share. In addition, at the December 7, 2012 meeting of our Board of Directors, the regular quarterly dividend that would have been paid in January 2013 was declared, its amount increased to $0.06 per share and its payment date accelerated to December 28, 2012. We expect that such quarterly dividends will be paid in the foreseeable future. Prior to October 25, 2011, no cash dividends had been paid on the Company's common stock. Our revolving credit facility limits the amount of dividends we can pay on our common stock. However, we do not believe that the terms of the credit facility currently materially limit our ability to pay a quarterly dividend of $0.06 per share for the foreseeable future. The payment of dividends has been and will be funded from our operations.
Certain Insurance Matters
As of December 31, 2012 and 2011, we utilized approximately $84.0 million and $82.9 million, respectively, of letters of credit obtained under our 2011 Revolving Credit Facility and our 2010 Revolving Credit Facility, respectively, as collateral for insurance obligations.

New Accounting Pronouncements
We review new accounting standards to determine the expected financial impact, if any, that the adoption of such standards will have. As of the filing of this Annual Report on Form 10-K, there were no new accounting standards that were projected to have a material impact on our consolidated financial position, results of operations or liquidity. See Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further information regarding new accounting standards recently issued and/or adopted by us.
Application of Critical Accounting Policies
Our consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2-Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial position and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.
Revenue Recognition from Long-term Construction Contracts and Services Contracts
We believe our most critical accounting policy is revenue recognition from long-term construction contracts for which we use the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with Accounting Standards Codification (“ASC”) Topic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts”, and, accordingly, is the method used for revenue recognition within our industry. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of our electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts in our Consolidated Balance Sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the Consolidated Balance Sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of contracts. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract.
Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill unbilled revenues and collect amounts after billing. The profit associated with claim amounts is not recognized until the claim has been settled and payment has been received. As of December 31, 2012 and 2011, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $13.8 million and $14.5 million, respectively, and claims of approximately $0.7 million and $1.6 million, respectively. In addition, accounts receivable as of December 31, 2012 and 2011 included claims of approximately $0.8 million and $0.2 million, respectively. In addition, there are contractually billed amounts and retention related to such contracts of approximately $41.0 million and $40.4 million as of December 31, 2012 and 2011, respectively. Generally, contractually billed amounts will not be paid by the customer to us until final resolution of related claims. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of facilities services for maintenance, repair and retrofit work consistent with the performance of services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. Provisions for the entirety of estimated losses on contracts are made in the period in which such losses are determined.
Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of past due balances. The provision for (recovery of) doubtful accounts during 2012, 2011 and 2010 amounted to approximately $1.2 million, $2.2 million and $(5.1) million, respectively. At December 31,

2012 and 2011, our accounts receivable of $1,222.0 million and $1,187.8 million, respectively, included allowances for doubtful accounts of $11.5 million and $16.7 million, respectively. The decrease in our allowance for doubtful accounts was due to the recovery of amounts previously determined to be uncollectible and the write-off of accounts receivable against the allowance for doubtful accounts. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial position or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers' compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related health care claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known.
Income Taxes
We had net deferred income tax liabilities at December 31, 2012 of $35.6 million and net deferred income tax liabilities of $29.0 million at December 31, 2011, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of December 31, 2012 and 2011, the total valuation allowance on gross deferred income tax assets was approximately $2.5 million and $3.4 million, respectively.
Goodwill and Identifiable Intangible Assets
As of December 31, 2012, we had $566.6 million and $343.7 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2011, goodwill and net identifiable intangible assets were $566.8 million and $370.4 million, respectively. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of goodwill at the reporting unit level utilizing the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. The weighted average cost of capital used in our annual testing for impairment as of October 1, 2012 was 12.8% and 12.1% for our domestic construction segments and our United States facilities services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for our domestic segments. For the years ended December 31, 2012 and 2011, no impairment of our goodwill was recognized.
During the third quarter of 2010 and prior to our October 1, 2010 annual impairment test, we concluded that impairment indicators may have existed within the United States facilities services segment based upon the then year to date results and recent forecasts. As a result of that conclusion, we performed a step one test as prescribed under ASC 350 for that particular reporting unit which concluded that impairment indicators existed within that reporting unit due to significant declines in year to date revenues and operating margins which caused us to revise our expectations for the strength of a near term recovery in our financial models for businesses within that reporting unit. Specifically, we reduced our net sales growth rates and operating margins within our discounted cash flow model, as well as our terminal value growth rates. In addition, we estimated a higher participant risk adjusted weighted average cost of capital. Therefore, the required second step of the assessment for the reporting unit was performed in which the implied fair value of that reporting unit's goodwill was compared to the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the reporting unit is allocated to all of those assets and liabilities of that unit (including both recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of that reporting unit's goodwill, an impairment loss is recognized in the amount of the excess and is charged to operations. We determined the fair value of the reporting unit using discounted estimated future cash flows. The weighted average cost of capital used in testing for impairment at the interim date was 12.5% with a perpetual growth rate of 2.8% for our United States facilities services segment. As a result of our interim impairment assessment in 2010, we recognized a $210.6 million non-cash goodwill impairment charge in the third quarter of 2010. Additionally, we performed our annual impairment test as of October 1, 2010, and no additional impairment of our goodwill was recognized for any of our reporting segments in the fourth quarter of 2010. The weighted average cost of capital used in our 2010 annual testing for impairment was 13.2% and 12.2% for our domestic construction segments and our United States facilities services segment, respectively. The perpetual growth rate used for our 2010 annual testing was 3.0% for our domestic construction segments and 2.8% for our United States facilities services segment, respectively.
As of December 31, 2012, we had $566.6 million of goodwill on our balance sheet and, of this amount, approximately 63.8% relates to our United States facilities services segment, approximately 35.5% relates to our United States mechanical construction and facilities services segment and approximately 0.7% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, the fair values of our United States facilities services, United States mechanical construction and facilities services and United States electrical construction and facilities services segments exceeded their carrying values by approximately $109.2 million, $376.5 million and $306.9 million, respectively.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. The annual impairment review of our trade names for the year ended December 31, 2011 resulted in a $1.0 million non-cash impairment charge as a result of a change in the fair value of trade names associated with certain prior acquisitions reported within our United States facilities services segment. This impairment primarily resulted from both lower forecasted revenues from, and operating margins at, specific companies within our United States facilities services segment. During the second and third quarters of 2010, we recorded non-cash impairment charges of $35.5 million associated with the fair value of trade names from prior acquisitions reported within our United States facilities services segment. For the year ended December 31, 2012, no impairment of our trade names was recognized.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. Based on facts and circumstances that indicated an impairment may exist, we performed an impairment review of our other identifiable intangible assets for the year ended December 31, 2011. As a result of this review, we recognized a $2.8 million non-cash impairment charge as a result of a change in the fair value of customer relationships associated with certain prior acquisitions reported within our United States facilities services segment for the year ended December 31, 2011. For the years ended December 31, 2012 and 2010, no impairment of our other identifiable intangible assets was recognized.
We have certain businesses, particularly within our United States facilities services segment, whose results are highly impacted by weather. In addition, certain of these businesses are dependent upon a return to historical snowfall patterns during the winter months to achieve such businesses' expected performance. Future performance of this segment, along with a continued evaluation of the conditions of its end user markets, will be important to ongoing impairment assessments. Should its actual results suffer a decline or expected future results be revised downward, the risk of goodwill impairment or impairment of other identifiable intangible assets would increase.
Our development of the present value of future cash flow projections used in impairment testing is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins and weighted average cost of capital, among others. Much of the information used in assessing fair value is outside the control of management, such as interest rates, and these assumptions and estimates can change in future periods. There can be no assurances that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding business plans or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required, as we did in 2011 and 2010 to record further goodwill and/or identifiable intangible asset impairment charges in future periods.
During 2011, we recognized a $3.8 million non-cash impairment charge as discussed above. Of this amount, $2.8 million related to customer relationships and $1.0 million related to trade names. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used any derivative financial instruments, except as discussed below, during the years ended December 31, 2012 and 2011, including trading or speculating on changes in commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2011 Revolving Credit Facility. Borrowings under the 2011 Revolving Credit Facility bear interest at variable rates. For further information on borrowing rates and interest rate sensitivity, refer to the Liquidity and Capital Resources discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2012, there were borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility. Based on the $150.0 million borrowings outstanding on the 2011 Revolving Credit Facility, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.2 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.2 million in the next twelve months.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$605,303	$511,322
Accounts receivable, less allowance of doubtful accounts of $11,472 and $16,685, respectively	1,221,956	1,187,832
Costs and estimated earnings in excess of billings on uncompleted contracts	93,061	114,836
Inventories	50,512	44,914
Prepaid expenses and other	73,621	77,749
Total current assets	2,044,453	1,936,653
Investments, notes and other long-term receivables	4,959	5,618
Property, plant and equipment, net	116,631	101,663
Goodwill	566,588	566,805
Identifiable intangible assets, net	343,748	370,373
Other assets	30,691	32,964
Total assets	$3,107,070	$3,014,076
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit facility	$—	$—
Current maturities of long-term debt and capital lease obligations	1,787	1,522
Accounts payable	490,621	477,801
Billings in excess of costs and estimated earnings on uncompleted contracts	383,527	441,695
Accrued payroll and benefits	224,555	204,785
Other accrued expenses and liabilities	194,029	205,110
Total current liabilities	1,294,519	1,330,913
Borrowings under revolving credit facility	150,000	150,000
Long-term debt and capital lease obligations	4,112	3,335
Other long-term obligations	301,260	284,697
Total liabilities	1,749,891	1,768,945
Equity:
EMCOR Group, Inc. stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 68,010,419 and 68,125,437 shares issued, respectively	680	681
Capital surplus	416,104	417,136
Accumulated other comprehensive loss	(81,040)	(78,649)
Retained earnings	1,022,239	910,042
Treasury stock, at cost 1,046,257 and 1,681,037 shares, respectively	(11,903)	(14,476)
Total EMCOR Group, Inc. stockholders’ equity	1,346,080	1,234,734
Noncontrolling interests	11,099	10,397
Total equity	1,357,179	1,245,131
Total liabilities and equity	$3,107,070	$3,014,076
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31,
(In thousands, except per share data)

	2012	2011	2010
Revenues	$6,346,679	$5,613,459	$4,851,953
Cost of sales	5,540,325	4,879,510	4,158,430
Gross profit	806,354	733,949	693,523
Selling, general and administrative expenses	556,242	518,121	472,135
Restructuring expenses	145	1,240	1,835
Impairment loss on goodwill and identifiable intangible assets	—	3,795	246,081
Operating income (loss)	249,967	210,793	(26,528)
Interest expense	(7,275)	(11,261)	(12,153)
Interest income	1,556	1,820	2,657
Gain on sale of equity investment	—	—	7,900
Income (loss) from continuing operations before income taxes	244,248	201,352	(28,124)
Income tax provision	95,362	76,764	53,711
Income (loss) from continuing operations	148,886	124,588	(81,835)
Income (loss) from discontinued operation, net of income taxes	—	9,083	(849)
Net income (loss) including noncontrolling interests	148,886	133,671	(82,684)
Less: Net income attributable to noncontrolling interests	(2,302)	(2,845)	(4,007)
Net income (loss) attributable to EMCOR Group, Inc.	$146,584	$130,826	$(86,691)
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.20	$1.82	$(1.30)
From discontinued operation	—	0.14	(0.01)
Net income (loss) attributable to EMCOR Group, Inc. common stockholders	$2.20	$1.96	$(1.31)
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.16	$1.78	$(1.30)
From discontinued operation	—	0.13	(0.01)
Net income (loss) attributable to EMCOR Group, Inc. common stockholders	$2.16	$1.91	$(1.31)
Dividends declared per common share	$0.51	$0.05	$—
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For The Years Ended December 31,
(In thousands)

	2012	2011	2010
Net income (loss) including noncontrolling interests	$148,886	$133,671	$(82,684)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	120	(14,182)	3,196
Changes in post retirement plans (2)	(2,511)	(22,056)	6,501
Deferred gain on cash flow hedge (3)	—	—	591
Other comprehensive (loss) income	(2,391)	(36,238)	10,288
Comprehensive income (loss)	146,495	97,433	(72,396)
Less: Comprehensive income attributable to the noncontrolling interest	(2,302)	(2,845)	(4,007)
Comprehensive income (loss) attributable to EMCOR Group, Inc.	$144,193	$94,588	$(76,403)
_________________

(1)
Includes a $15.5 million foreign currency translation reversal relating to the disposition of our Canadian subsidiary, which was included as part of the gain on sale of discontinued operation, for the year ended December 31, 2011.

(2)	Net of tax of $0.8 million, $7.6 million and $2.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(3)	Net of tax of $0.4 million for the year ended December 31, 2010.
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31,
(In thousands)

	2012	2011	2010
Cash flows - operating activities:
Net income (loss) including noncontrolling interests	$148,886	$133,671	$(82,684)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,204	27,426	25,498
Amortization of identifiable intangible assets	29,762	26,350	16,417
Provision for (recovery of) doubtful accounts	1,163	2,238	(5,126)
Deferred income taxes	6,626	8,826	(15,390)
Gain on sale of discontinued operation, net of income taxes	—	(9,127)	—
Gain on sale of equity investments	—	—	(12,409)
Loss on sale of property, plant and equipment	272	592	127
Excess tax benefits from share-based compensation	(7,083)	(3,619)	(1,474)
Equity income from unconsolidated entities	(930)	(1,301)	(843)
Non-cash expense for amortization of debt issuance costs	1,212	2,438	2,703
Non-cash income from contingent consideration arrangements	(6,381)	(2,798)	(394)
Non-cash expense for impairment of goodwill and identifiable intangible assets	—	3,795	246,081
Non-cash share-based compensation expense	6,766	5,447	5,742
Supplemental defined benefit plan contribution	—	—	(25,916)
Distributions from unconsolidated entities	887	606	958
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Increase in accounts receivable	(12,852)	(75,529)	(8,342)
(Increase) decrease in inventories	(5,597)	(10,549)	2,118
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts	24,126	(33,816)	8,757
Increase in accounts payable	5,425	34,727	16,992
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(62,533)	(16,278)	(73,714)
Increase (decrease) in accrued payroll and benefits and other accrued expenses and liabilities	24,345	49,634	(42,639)
Changes in other assets and liabilities, net	(890)	6,692	13,065
Net cash provided by operating activities	184,408	149,425	69,527
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired, and related contingent consideration arrangement	(20,613)	(301,306)	(39,902)
Proceeds from sale of discontinued operation, net of cash sold	—	26,627	—
Proceeds from sale of equity investments	—	—	25,570
Proceeds from sale of property, plant and equipment	3,070	1,409	1,032
Purchase of property, plant and equipment	(37,875)	(29,581)	(19,359)
Investments in and advances to unconsolidated entities and joint ventures	—	(28)	(65)
Purchase of short-term investments	(22,433)	(17,639)	—
Maturity of short-term investments	35,305	—	—
Net cash used in investing activities	(42,546)	(320,518)	(32,724)
Cash flows - financing activities:
Proceeds from revolving credit facility	—	—	153,000
Repayments of revolving credit facility	—	—	(3,000)
Net repayments of long-term debt and debt issuance costs	(40)	(4,147)	(200,828)
Repayments of capital lease obligations	(1,978)	(1,095)	(430)
Dividends paid to stockholders	(34,073)	(3,336)	—
Repurchase of common stock	(23,912)	(27,523)	—
Proceeds from exercise of stock options	8,786	5,608	2,818
Payments to satisfy minimum tax withholding	(1,654)	(1,256)	(875)
Issuance of common stock under employee stock purchase plan	2,549	2,310	2,305
Payments for contingent consideration arrangements	(5,748)	(1,118)	—
Distributions to noncontrolling interests	(1,600)	(2,350)	(2,500)
Excess tax benefits from share-based compensation	7,083	3,619	1,474
Net cash used in financing activities	(50,587)	(29,288)	(48,036)
Effect of exchange rate changes on cash and cash equivalents	2,706	867	(4,906)
Increase (decrease) in cash and cash equivalents	93,981	(199,514)	(16,139)
Cash and cash equivalents at beginning of year	511,322	710,836	726,975
Cash and cash equivalents at end of period	$605,303	$511,322	$710,836
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
For The Years Ended December 31,
(In thousands)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2009	$1,226,466	$687	$416,267	$(52,699)	$869,267	$(15,451)	$8,395
Net (loss) income including noncontrolling interests	(82,684)	—	—	—	(86,691)	—	4,007
Other comprehensive income	10,288	—	—	10,288	—	—	—
Treasury stock, at cost (2)	(875)	—	—	—	—	(875)	—
Common stock issued under share-based compensation plans (3)	4,103	3	3,299	—	—	801	—
Common stock issued under employee stock purchase plan	2,305	—	2,305	—	—	—	—
Distributions to noncontrolling interests	(2,500)	—	—	—	—	—	(2,500)
Share-based compensation expense	5,742	—	5,742	—	—	—	—
Balance, December 31, 2010	$1,162,845	$690	$427,613	$(42,411)	$782,576	$(15,525)	$9,902
Net income including noncontrolling interests	133,671	—	—	—	130,826	—	2,845
Other comprehensive loss	(36,238)	—	—	(36,238)	—	—	—
Treasury stock, at cost (2)	(1,256)	—	—	—	—	(1,256)	—
Common stock issued under share-based compensation plans (3)	11,561	3	9,253	—	—	2,305	—
Common stock issued under employee stock purchase plan	2,310	—	2,310	—	—	—	—
Common stock dividends	(3,336)		24		(3,360)
Repurchase of common stock	(27,523)	(12)	(27,511)	—	—	—	—
Distributions to noncontrolling interests	(2,350)	—	—	—	—	—	(2,350)
Share-based compensation expense	5,447	—	5,447	—	—	—	—
Balance, December 31, 2011	$1,245,131	$681	$417,136	$(78,649)	$910,042	$(14,476)	$10,397
Net income including noncontrolling interests	148,886	—	—	—	146,584	—	2,302
Other comprehensive loss	(2,391)	—	—	(2,391)	—	—	—
Common stock issued under share-based compensation plans (3)	15,823	8	13,242	—	—	2,573	—
Common stock issued under employee stock purchase plan	2,549	—	2,549	—	—	—	—
Common stock dividends	(34,073)	—	314	—	(34,387)	—	—
Repurchase of common stock	(23,912)	(9)	(23,903)	—	—	—	—
Distributions to noncontrolling interests	(1,600)	—	—	—	—	—	(1,600)
Share-based compensation expense	6,766	—	6,766	—	—	—	—
Balance, December 31, 2012	$1,357,179	$680	$416,104	$(81,040)	$1,022,239	$(11,903)	$11,099
_________________

(1)
As of December 31, 2012, represents cumulative foreign currency translation and post retirement liability adjustments of $5.7 million and $(86.7) million, respectively. As of December 31, 2011, represents cumulative foreign currency translation and post retirement liability adjustments of $5.6 million and $(84.2) million, respectively. As of December 31, 2010, represents cumulative foreign currency translation and post retirement liability adjustments of $19.8 million, $(62.2) million, respectively.

(2)	Represents value of shares of common stock withheld by EMCOR for minimum statutory income tax withholding requirements upon the issuance of shares in respect of restricted stock units.

(3)	Includes the tax benefit associated with share-based compensation of $8.7 million in 2012, $6.2 million in 2011 and $2.0 million in 2010.
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1- NATURE OF OPERATIONS
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
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Revenue Recognition
Revenues from long-term construction contracts are recognized on the percentage-of-completion method in accordance with ASC Topic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts”. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of our electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Revenues from the performance of facilities services for maintenance, repair and retrofit work are recognized consistent with the performance of services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. In the case of customer change orders for uncompleted long-term construction contracts, estimated recoveries are included for work performed in forecasting ultimate profitability on certain contracts. Due to uncertainties inherent in the estimation process, it is possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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
Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Costs incurred on uncompleted contracts	$7,675,049	$7,598,325
Estimated earnings, thereon	876,496	830,622
	8,551,545	8,428,947
Less: billings to date	8,842,011	8,755,806
	$(290,466)	$(326,859)
Such amounts were included in the accompanying Consolidated Balance Sheets at December 31, 2012 and 2011 under the following captions (in thousands):

	2012	2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$93,061	$114,836
Billings in excess of costs and estimated earnings on uncompleted contracts	(383,527)	(441,695)
	$(290,466)	$(326,859)
As of December 31, 2012 and 2011, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $13.8 million and $14.5 million, respectively, and claims of approximately $0.7 million and $1.6 million, respectively. In addition, accounts receivable as of December 31, 2012 and 2011 included claims of approximately $0.8 million and $0.2 million, respectively. Additionally, there are contractually billed amounts and retention related to such contracts of $41.0 million and $40.4 million as of December 31, 2012 and 2011, respectively. Generally, contractually billed amounts will not be paid by the customer to us until final resolution of related claims.
Classification of Contract Amounts
In accordance with industry practice, we classify as current all assets and liabilities related to the performance of long-term contracts. The contracting cycle for certain long-term contracts may extend beyond one year, and, accordingly, collection or payment of amounts related to these contracts may extend beyond one year. Accounts receivable at December 31, 2012 and 2011 included $178.6 million and $188.1 million, respectively, of retainage billed under terms of these contracts. We estimate that approximately 77% of retainage recorded at December 31, 2012 will be collected during 2013. Accounts payable at December 31, 2012 and 2011 included $39.7 million and $39.5 million, respectively, of retainage withheld under terms of the contracts. We estimate that approximately 86% of retainage withheld at December 31, 2012 will be paid during 2013.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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
Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts. This allowance is based upon the best estimate of the probable losses in existing accounts receivable. The Company determines the allowances based upon individual accounts when information indicates the customers may have an inability to meet the financial obligation, as well as historical collection and write-off experience. These amounts are re-evaluated and adjusted on a regular basis as additional information is received. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful. At December 31, 2012 and 2011, our accounts receivable of $1,222.0 million and $1,187.8 million, respectively, included allowances for doubtful accounts of $11.5 million and $16.7 million, respectively. The provision for (recovery of) doubtful accounts during 2012, 2011 and 2010 amounted to approximately $1.2 million, $2.2 million and $(5.1) million, respectively.
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
The carrying values of property, plant and equipment are reviewed for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. In performing this review for recoverability, property, plant and equipment is assessed for possible impairment by comparing their carrying values to their undiscounted net pre-tax cash flows expected to result from the use of the asset. Impaired assets are written down to their fair values, generally determined based on their estimated future discounted cash flows. Based on the results of our testing for the years ended December 31, 2012, 2011 and 2010, no impairment of property, plant and equipment was recognized.
Goodwill and Identifiable Intangible Assets
Goodwill and other identifiable intangible assets with indefinite lives that are not being amortized, such as trade names, are instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators) and are written down if impaired. Identifiable intangible assets with finite lives are amortized over their useful lives and are reviewed for impairment whenever facts and circumstances indicate that their carrying values may not be fully recoverable. See Note 9 - Goodwill and Identifiable Intangible Assets of the notes to consolidated financial statements for additional information.
Insurance Liabilities
Our insurance liabilities are determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. At December 31, 2012 and 2011, the estimated current portion of undiscounted insurance liabilities of $25.5 million and $23.7 million, respectively, were included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets. The estimated non-current portion of the undiscounted insurance liabilities included in “Other long-term obligations” at December 31, 2012 and 2011 were $108.1 million and $104.9 million, respectively.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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
Valuation of Share-Based Compensation Plans
We have various types of share-based compensation plans and programs, which are administered by our Board of Directors or its Compensation and Personnel Committee. See Note 14 - Share-Based Compensation Plans of the notes to consolidated financial statements for additional information regarding the share-based compensation plans and programs.
We account for share-based payments in accordance with the provision of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). ASC 718 requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period. For shares subject to graded vesting, our policy is to apply the straight-line method in recognizing compensation expense. ASC 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash inflow, rather than as an operating cash inflow on the Consolidated Statements of Cash Flows. This requirement reduces net operating cash flows and increases net financing cash flows.
New Accounting Pronouncements
On January 1, 2012, we adopted the accounting pronouncement updating existing guidance on comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of our Condensed Consolidated Statements of Equity and Comprehensive Income, which was our previous presentation. It requires companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach which we have adopted, the first statement presents total net income and its components followed consecutively by a second statement that presents total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The adoption of this pronouncement did not have any effect on our financial position or results of operations, though it did change our financial statement presentation.
On January 1, 2012, we adopted the accounting pronouncement simplifying how a company is required to test goodwill for impairment. Companies will now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The adoption of this pronouncement did not have a material effect on our financial position or results of operations, though it may impact the manner in which we perform testing for goodwill impairment.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

In July 2012, an accounting pronouncement was issued by the FASB to give companies the option to perform a qualitative impairment assessment for their indefinite-lived intangible assets that may allow them to skip the annual fair value calculation. To perform a qualitative assessment, a company must identify and evaluate changes in economic, industry and company-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. This pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect the adoption of this pronouncement to a have a material effect on our financial position or results of operations, but it may impact the manner in which we perform testing for indefinite-lived intangible asset impairment.
In February 2013, an accounting pronouncement was issued by the FASB to require preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). It also requires companies to report changes in AOCI balances. Public companies must provide the required information (e.g., changes in AOCI balances and reclassifications out of AOCI) in interim and annual periods. This pronouncement is effective for fiscal years and interim periods within those years beginning after 15 December 2012, or the first quarter of 2013 for calendar-year companies. It should be applied prospectively and early adoption is permitted.
NOTE 3 - ACQUISITIONS OF BUSINESSES
On January 4, 2012, we acquired a company for an immaterial amount. This company primarily provides mechanical construction services and has been included in our United States mechanical construction and facilities services segment.
On June 30, 2011, we completed the acquisition of USM Services Holdings, Inc. (“USM”) from Transfield Services (Delaware), General Partnership. Under the terms of the transaction, we acquired 100% of USM’s stock for total consideration of $251.0 million and utilized cash on hand to fund the purchase. This acquisition has been accounted for using the acquisition method of accounting. We acquired working capital of $5.0 million and other net liabilities of $21.3 million, and have ascribed $130.3 million to goodwill and $137.0 million to identifiable intangible assets in connection with this acquisition, which has been included in our United States facilities services segment. According to certain provisions of the stock purchase agreement, we are to be indemnified for certain costs.
We acquired two additional companies during 2011 and two companies in 2010, each for an immaterial amount. One of the 2011 acquired companies primarily provides mechanical construction services and has been included in our United States mechanical construction and facilities services reporting segment, and the other primarily provides mobile mechanical services and has been included in our United States facilities services reporting segment. One of the 2010 acquired companies provides mobile mechanical services, and the other primarily performs government infrastructure contracting services. The aforementioned companies have been included in our United States facilities services reporting segment.
The purchase price for the acquisitions referred to above was finalized with an insignificant impact. These acquisitions were accounted for by the acquisition method, and the prices paid for them have been allocated to their respective assets and liabilities, based upon the estimated fair values of their respective assets and liabilities at the dates of their respective acquisitions. We believe these acquisitions further expand our service capabilities into new geographical and/or technical areas.
During the years ended December 31, 2012, 2011 and 2010, respectively, we recorded a net reversal of $6.4 million, $2.8 million and $0.4 million of non-cash income attributable to contingent consideration arrangements relating to prior acquisitions.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - DISPOSITION OF ASSETS
Results of our Canadian operations for the years ended December 31, 2011 and 2010 are presented in our Consolidated Financial Statements as discontinued operations.
In August 2011, we disposed of our entire interest in our Canadian subsidiary, which represented our Canada construction segment, to a group of investors, including members of the former subsidiary’s management team. We received approximately $17.3 million in payment for the shares. In addition, we also received approximately $26.4 million in repayment of indebtedness owed by our Canadian subsidiary to us. Proceeds from the sale of discontinued operation, net of cash sold, totaled approximately $26.6 million. Included in net income from discontinued operation for the year ended December 31, 2011 was a gain on sale of $9.1 million (net of income tax provision of $2.8 million) resulting from the sale of the subsidiary. The gain on sale of discontinued operation included $15.5 million related to amounts previously reported in the foreign translation adjustment component of accumulated other comprehensive income. Loss from discontinued operation included income tax benefits of $0.4 million and $1.3 million for the years ended December 31, 2011 and 2010, respectively.
The components of the results of discontinued operations for the Canada construction segment are as follows (in thousands):

	2011 (1)	2010
Revenues	$118,214	$269,332
Loss from discontinued operation (net of income taxes)	$(44)	$(849)
Gain on sale of discontinued operation (net of income taxes)	$9,127	$—
Net income (loss) from discontinued operation	$9,083	$(849)
Diluted earnings (loss) per share from discontinued operation	$0.13	$(0.01)
_________________
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - EARNINGS PER SHARE
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the years ended December 31, 2012, 2011 and 2010 (in thousands, except share and per share data):

	2012	2011	2010
Numerator:
Income (loss) from continuing operations attributable to EMCOR Group, Inc. common stockholders	$146,584	$121,743	$(85,842)
Income (loss) from discontinued operation	—	9,083	(849)
Net income (loss) attributable to EMCOR Group, Inc. available to common stockholders	$146,584	$130,826	$(86,691)
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	66,701,869	66,780,093	66,393,782
Effect of dilutive securities—Share-based awards	1,036,549	1,595,409	—
Shares used to compute diluted earnings (loss) per common share	67,738,418	68,375,502	66,393,782
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.20	$1.82	$(1.30)
From discontinued operation	—	0.14	(0.01)
Net income (loss) attributable to EMCOR Group, Inc. available to common stockholders	$2.20	$1.96	$(1.31)
Diluted earnings (loss) per share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.16	$1.78	$(1.30)
From discontinued operation	—	0.13	(0.01)
Net income (loss) attributable to EMCOR Group, Inc. available to common stockholders	$2.16	$1.91	$(1.31)
The number of options granted to purchase shares of our common stock that were excluded from the computation of diluted EPS for the years ended December 31, 2012 and 2011 because they would be anti-dilutive were 140,096 and 321,443, respectively. The effect of 1,645,098 of common stock equivalents have been excluded from the calculation of diluted EPS for the year ended December 31, 2010 due to our net loss position in this period. Assuming dilution, there were 301,347 anti-dilutive stock options excluded from the calculation of diluted EPS for the year ended December 31, 2010.
NOTE 6 - INVENTORIES
Inventories as of December 31, 2012 and 2011 consist of the following amounts (in thousands):

	2012	2011
Raw materials and construction materials	$20,994	$21,452
Work in process	29,518	23,462
	$50,512	$44,914

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INVESTMENTS, NOTES AND OTHER LONG-TERM RECEIVABLES
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
NOTE 8 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Machinery and equipment	$105,559	$86,874
Vehicles	45,340	40,729
Furniture and fixtures	21,353	22,159
Computer hardware/software	82,205	84,473
Land, buildings and leasehold improvements	69,564	66,028
	324,021	300,263
Accumulated depreciation and amortization	(207,390)	(198,600)
	$116,631	$101,663
Depreciation and amortization expense related to property, plant and equipment, including capital leases, was $31.2 million, $27.4 million and $25.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.
NOTE 9 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill at December 31, 2012 and 2011 was approximately $566.6 million and $566.8 million, respectively, and reflects the excess of cost over fair market value of net identifiable assets of companies acquired. Goodwill attributable to companies acquired in 2012 has been valued at $2.0 million. ASC Topic 805, “Business Combinations” (“ASC 805”) requires that all business combinations be accounted for using the acquisition method and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, such as trade names, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators) and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives. As of December 31, 2012, approximately 63.8% of our goodwill related to our United States facilities services segment, approximately 35.5% related to our United States mechanical construction and facilities services segment and approximately 0.7% related to our United States electrical construction and facilities services segment.
We test for impairment of goodwill at the reporting unit level utilizing the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. The weighted average cost of capital used in our annual testing for impairment as of October 1, 2012 was 12.8% and 12.1% for our domestic construction segments and our United States facilities services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for our domestic segments. For the years ended December 31, 2012 and 2011, no impairment of our goodwill was recognized.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS - (Continued)

During the third quarter of 2010 and prior to our October 1, 2010 annual impairment test, we concluded that impairment indicators may have existed within the United States facilities services segment based upon the then year to date results and recent forecasts. As a result of that conclusion, we performed a step one test as prescribed under ASC 350 for that particular reporting unit which concluded that impairment indicators existed within that reporting unit due to significant declines in year to date revenues and operating margins which caused us to revise our expectations for the strength of a near term recovery in our financial models for businesses within that reporting unit. Specifically, we reduced our net sales growth rates and operating margins within our discounted cash flow model, as well as our terminal value growth rates. In addition, we estimated a higher participant risk adjusted weighted average cost of capital. Therefore, the required second step of the assessment for the reporting unit was performed in which the implied fair value of that reporting unit's goodwill was compared to the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the reporting unit is allocated to all of those assets and liabilities of that unit (including both recognized and unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of that reporting unit's goodwill, an impairment loss is recognized in the amount of the excess and is charged to operations. We determined the fair value of the reporting unit using discounted estimated future cash flows. The weighted average cost of capital used in testing for impairment at the interim date was 12.5% with a perpetual growth rate of 2.8% for our United States facilities services segment. As a result of our interim impairment assessment in 2010, we recognized a $210.6 million non-cash goodwill impairment charge in the third quarter of 2010. Additionally, we performed our annual impairment test as of October 1, 2010, and no additional impairment of our goodwill was recognized for any of our reporting segments in the fourth quarter of 2010. The weighted average cost of capital used in our 2010 annual testing for impairment was 13.2% and 12.2% for our domestic construction segments and our United States facilities services segment, respectively. The perpetual growth rate used for our 2010 annual testing was 3.0% for our domestic construction segments and 2.8% for our United States facilities services segment, respectively.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. The annual impairment review of our trade names for the year ended December 31, 2011 resulted in a $1.0 million non-cash impairment charge as a result of a change in the fair value of trade names associated with certain prior acquisitions reported within our United States facilities services segment. This impairment primarily resulted from both lower forecasted revenues from, and lower operating margins at, specific companies within our United States facilities services segment. During the second and third quarters of 2010, we recorded non-cash impairment charges of $35.5 million associated with the fair value of trade names from prior acquisitions reported within our United States facilities services segment. For the year ended December 31, 2012, no impairment of our trade names was recognized.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. Based on facts and circumstances that indicated an impairment may exist, we performed an impairment review of our other identifiable intangible assets for the year ended December 31, 2011. As a result of this review, we recognized a $2.8 million non-cash impairment charge as a result of a change in the fair value of customer relationships associated with certain prior acquisitions reported within our United States facilities services segment for the year ended December 31, 2011. For the years ended December 31, 2012 and 2010, no impairment of our other identifiable intangible assets was recognized.
Our development of the present value of future cash flow projections used in impairment testing is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins and weighted average cost of capital, among others. Much of the information used in assessing fair value is outside the control of management, such as interest rates, and these assumptions and estimates can change in future periods. There can be no assurances that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding business plans or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required, as we did in 2011 and 2010, to record goodwill and/or identifiable intangible asset impairment charges in future periods.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS - (Continued)

During 2011, we recognized a $3.8 million non-cash impairment charge as discussed above. Of this amount, $2.8 million related to customer relationships and $1.0 million related to trade names. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.
The changes in the carrying amount of goodwill by reportable segments during the years ended December 31, 2012 and 2011 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States facilities services segment	Total
Gross balance at December 31, 2010	$3,823	$175,175	$438,408	$617,406
Accumulated impairment charge	—	—	(210,602)	(210,602)
Balance at December 31, 2010	3,823	175,175	227,806	406,804
Acquisitions, earn-out and purchase price adjustments	—	23,271	136,730	160,001
Balance at December 31, 2011	3,823	198,446	364,536	566,805
Acquisitions and purchase price adjustments	—	2,014	(2,231)	(217)
Transfers	—	690	(690)	—
Balance at December 31, 2012	$3,823	$201,150	$361,615	$566,588
During 2011, pursuant to the purchase method of accounting, we recorded an aggregate of $1.9 million by reason of earn-out obligations in respect of a prior acquisition, which increased goodwill associated with this acquisition.
Identifiable intangible assets as of December 31, 2012 and 2011 consist of the following (in thousands):

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$47,580	$(46,630)	$—	$950
Developed technology/Vendor network	95,661	(25,078)	—	70,583
Customer relationships	259,683	(61,718)	(4,834)	193,131
Non-competition agreements	8,269	(7,898)	—	371
Trade names (amortized)	17,521	(3,951)	—	13,570
Trade names (unamortized)	113,109	—	(47,966)	65,143
Total	$541,823	$(145,275)	$(52,800)	$343,748

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$47,580	$(41,505)	$—	$6,075
Developed technology/Vendor network	95,661	(19,943)	—	75,718
Customer relationships	257,054	(45,213)	(4,834)	207,007
Non-competition agreements	8,269	(7,386)	—	883
Trade names (amortized)	17,521	(1,466)	—	16,055
Trade names (unamortized)	112,601	—	(47,966)	64,635
Total	$538,686	$(115,513)	$(52,800)	$370,373

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS - (Continued)

Identifiable intangible assets attributable to companies acquired in 2012 have been valued at $0.5 million. Identifiable intangible assets attributable to companies acquired in 2011 have been valued at $160.7 million. See Note 3 - Acquisitions of Businesses of the notes to consolidated financial statements for additional information. The identifiable intangible amounts are amortized on a straight-line basis. The weighted average amortization periods for the unamortized balances remaining are approximately 12 months for contract backlog, 14 years for developed technology/vendor network, 14 years for customer relationships, 12 months for non-competition agreements and 5.5 years for trade names.
Amortization expense related to identifiable intangible assets was $29.8 million, $26.4 million and $16.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The following table presents the estimated future amortization expense of identifiable intangible assets in the following years (in thousands):

2013	$25,175
2014	23,884
2015	23,798
2016	23,131
2017	20,908
Thereafter	161,709
$278,605
NOTE 10 - DEBT
Credit Facilities
Until November 21, 2011, we had a revolving credit agreement (the “2010 Revolving Credit Facility”), as amended, which provided for a credit facility of $550.0 million. The 2010 Revolving Credit Facility was effective February 4, 2010 and replaced an earlier revolving credit facility (the “2005 Revolving Credit Facility”) of $375.0 million. Effective November 21, 2011, we replaced the 2010 Revolving Credit Facility that was due to expire February 4, 2013 with an amended and restated $750.0 million revolving credit facility (the “2011 Revolving Credit Facility”). The 2011 Revolving Credit Facility expires on November 21, 2016 and permits us to increase our borrowing to $900.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of the borrowing capacity under the 2011 Revolving Credit Facility to letters of credit, which amount compares to $175.0 million under the 2010 Revolving Credit Facility and $125.0 million under the 2005 Revolving Credit Facility. The 2011 Revolving Credit Facility is guaranteed by most of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2011 Revolving Credit Facility contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2011 Revolving Credit Facility, which ranges from 0.25% to 0.35%, based on certain financial tests. The fee in effect on December 31, 2012 was 0.25% of the unused amount as of such date. Borrowings under the 2011 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at December 31, 2012) plus 0.50% to 1.00%, based on certain financial tests or (2) United States dollar LIBOR (0.21% at December 31, 2012) plus 1.50% to 2.00%, based on certain financial tests. The interest rate in effect at December 31, 2012 was 1.71%. Letter of credit fees issued under this facility range from 1.50% to 2.00% of the respective face amounts of the letters of credit issued and are computed based on certain financial tests. We capitalized approximately $4.2 million of debt issuance costs associated with the 2011 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. In connection with the termination of the 2010 Revolving Credit Facility, $0.4 million attributable to the acceleration of expense for debt issuance costs in connection with the 2010 Revolving Credit Facility was recorded as part of interest expense. As of December 31, 2012 and December 31, 2011, we had approximately $84.0 million and $82.9 million of letters of credit outstanding, respectively. We have borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility at December 31, 2012, which may remain outstanding at our discretion until the 2011 Revolving Credit Facility expires.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - DEBT - (Continued)

Long-term debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2012 and 2011 (in thousands):

	2012	2011
2011 Revolving Credit Facility	$150,000	$150,000
Capitalized Lease Obligations, at weighted average interest rates from 0.8% to 8.3% payable in varying amounts through 2018	5,881	4,857
Other, payable through 2015	18	—
	155,899	154,857
Less: current maturities	1,787	1,522
	$154,112	$153,335
Capitalized Lease Obligations
See Note 16 - Commitments and Contingencies of the notes to consolidated financial statements for additional information.
NOTE 11 - FAIR VALUE MEASUREMENTS
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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2012 and December 31, 2011 (in thousands):

	Assets at Fair Value as of December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$605,303	—	—	$605,303
Restricted cash (2)	6,281	—	—	6,281
Short-term investments (2)	4,879	—	—	4,879
Total	$616,463	—	—	$616,463

	Assets at Fair Value as of December 31, 2011
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$511,322	—	—	$511,322
Restricted cash (2)	5,928	—	—	5,928
Short-term investments (2)	17,096	—	—	17,096
Total	$534,346	—	—	$534,346
_________________

(1)
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, which are Level 1 assets. At December 31, 2012 and 2011, we had $407.4 million and $373.1 million, respectively, in money market funds.

(2)	Restricted cash and short-term investments with original maturities greater than three months are classified as “Prepaid expenses and other” on our consolidated balance sheets.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - FAIR VALUE MEASUREMENTS - (Continued)

We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. The carrying value of our 2011 Revolving Credit Facility approximates the fair value due to the variable rate on such debt.

NOTE 12 - INCOME TAXES
Our 2012 income tax provision from continuing operations was $95.4 million compared to $76.8 million for 2011 and $53.7 million for 2010. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the years ended December 31, 2012, 2011 and 2010, were 39.4%, 38.7% and (167.2)%, respectively. The actual income tax rate for 2010, before non-cash impairment charges and less amounts attributable to noncontrolling interests, was 37.2%. The increase in the 2012 and 2011 income tax provisions was primarily due to increased income before income taxes, the effect of a change in the United Kingdom statutory tax rate and a change in the mix of earnings among various jurisdictions. The Company recognized a non-cash goodwill impairment charge of approximately $210.6 million during 2010. Approximately $34.0 million of this impairment was deductible for income tax purposes. The remaining $176.6 million of this impairment was not deductible for income tax purposes. This non-deductible portion had a significant impact on the effective income tax rate for 2010.
We file income tax returns with the Internal Revenue Service and various state, local and foreign jurisdictions. The Company is currently under examination by various taxing authorities for the years 2008 through 2011. The Internal Revenue Service is currently auditing our 2010 federal income tax return. We are still subject to audit for the years 2009 through 2011.
As of December 31, 2012 and 2011, the amount of unrecognized income tax benefits was $11.3 million and $5.7 million (of which $6.6 million and $3.1 million, if recognized, would favorably affect our effective income tax rate), respectively. As of December 31, 2012 and 2011, we had an accrual of $2.6 million and $2.3 million for the payment of interest related to unrecognized income tax benefits included on the Consolidated Balance Sheets, respectively. During the years ended December 31, 2012 and 2011, we recognized approximately $0.3 million in interest expense and $0.02 million in interest income related to our unrecognized income tax benefits, respectively. As of December 31, 2012 and 2011, we had total income tax reserves included in “Other long-term liabilities” of $13.9 million and $8.0 million, respectively.
Certain reclassifications of prior period amounts have been made to conform to current year presentation.
A reconciliation of the beginning and end of year unrecognized income tax benefits is as follows (in thousands):

	2012	2011
Balance at beginning of year	$5,661	$6,513
Additions based on tax positions related to the current year	5,863	1,298
Additions based on tax positions related to prior years	1,348	395
Reductions for tax positions of prior years	(1,298)	(1,074)
Reductions for expired statute of limitations	(293)	(1,471)
Balance at end of year	$11,281	$5,661
It is possible that approximately $3.0 million of unrecognized income tax benefits at December 31, 2012, primarily relating to uncertain tax positions attributable to certain intercompany transactions, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES - (Continued)

The income tax provision (benefit) in the accompanying Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 consisted of the following (in thousands):

	2012	2011	2010
Current:
Federal provision	$70,019	$54,033	$55,878
State and local provisions	18,174	14,735	14,079
Foreign provision (benefit)	543	(350)	1,771
	88,736	68,418	71,728
Deferred	6,626	8,346	(18,017)
	$95,362	$76,764	$53,711
Factors accounting for the variation from U.S. statutory income tax rates from continuing operations for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
Federal income taxes at the statutory rate	85,487	70,471	(9,843)
Noncontrolling interests	(806)	(996)	(1,403)
State and local income taxes, net of federal tax benefits	12,439	9,600	6,374
Permanent differences	2,605	2,468	3,012
Domestic manufacturing deduction	(5,559)	(4,048)	(4,413)
Goodwill impairment	—	—	61,827
Foreign income taxes (including UK statutory rate changes)	703	56	(507)
Adjustments to valuation allowance for deferred tax assets	—	172	(2,812)
Federal tax reserves	(258)	(1,056)	(1,153)
Other	751	97	2,629
	$95,362	$76,764	$53,711
The components of the net deferred income tax asset are included in “Prepaid expenses and other” of $35.0 million, “Other assets” of $17.5 million, and “Other long-term obligations” of $88.1 million at December 31, 2012, and the components of net deferred income tax asset are included in “Prepaid expenses and other” of $29.9 million, “Other assets” of $19.6 million, and "Other long-term obligations" of $78.5 million at December 31, 2011 in the accompanying Consolidated Balance Sheets.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES - (Continued)

The amounts recorded for the years ended December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Deferred income tax assets:
Excess of amounts expensed for financial statement purposes over amounts deducted for income tax purposes:
Insurance liabilities	51,348	49,551
Pension liability	15,990	18,531
Other (including liabilities and reserves)	49,579	51,152
Total deferred income tax assets	116,917	119,234
Valuation allowance for deferred tax assets	(2,494)	(3,370)
Net deferred income tax assets	114,423	115,864
Deferred income tax liabilities:
Costs capitalized for financial statement purposes and deducted for income tax purposes:
Amortization of identifiable intangible assets	(133,185)	(127,543)
Other, primarily depreciation of property, plant and equipment	(16,883)	(17,330)
Total deferred income tax liabilities	(150,068)	(144,873)
Net deferred income tax liabilities	$(35,645)	$(29,009)
We file a consolidated federal income tax return including all of our U.S. subsidiaries. As of December 31, 2012 and 2011, the total valuation allowance on net deferred income tax assets was approximately $2.5 million and $3.4 million, respectively, primarily related to state and local net operating losses. The reason for the net decrease in the valuation allowance for 2012 was related to the expiration of net capital loss carryforwards, partially offset by state and local net operating loss carryforwards. At December 31, 2012, we had trading and capital losses for United Kingdom income tax purposes of approximately $3.4 million, which have no expiration date. Such losses are subject to review by the United Kingdom taxing authority. Realization of the deferred income tax assets is dependent on our generating sufficient taxable income. We believe that the deferred income tax assets will be realized through the future reversal of existing taxable temporary differences and projected future income. Although realization is not assured, we believe it is more likely than not that the deferred income tax asset, net of the valuation allowance discussed above, will be realized. The amount of the deferred income tax asset considered realizable, however, could be reduced if estimates of future income are reduced.
Income (loss) before income taxes from continuing operations for the years ended December 31, 2012, 2011 and 2010 consisted of the following (in thousands):

	2012	2011	2010
United States	$236,774	$191,154	$(46,114)
Foreign	7,474	10,198	17,990
	$244,248	$201,352	$(28,124)
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMON STOCK
As of December 31, 2012 and December 31, 2011, 66,964,162 and 66,444,400 shares of our common stock were outstanding, respectively.
On December 7, 2012, our Board of Directors declared a special dividend of $0.25 per share, payable in December 2012, and announced its intention to increase the regular quarterly dividend to $0.06 per share. In addition, at the December 7, 2012 meeting of our Board of Directors, the regular quarterly dividend that would have been paid in January 2013 was declared, its amount increased to $0.06 per share and its payment date accelerated to December 28, 2012.
On September 26, 2011, our Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. During 2012, we repurchased approximately 0.9 million shares of our common stock for approximately $23.9 million. As of December 31, 2012, we repurchased 2.1 million shares of our common stock for approximately $51.4 million, and there remains authorization for us to repurchase approximately $48.6 million of our shares. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase program may be made from time to time as permitted by securities laws and other legal requirements, including provisions in our revolving credit facility placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
NOTE 14 - SHARE-BASED COMPENSATION PLANS
We have an incentive plan under which stock options, stock awards, stock units and other share-based compensation may be granted to officers, non-employee directors and key employees of the Company. Under the terms of this plan, 3,250,000 shares were authorized and 2,439,979 shares are available for grant or issuance as of December 31, 2012. Any issuances under this plan are valued at the fair market value of the common stock on the grant date. The vesting and expiration of any stock option grants and the vesting schedule of any stock awards or stock units are determined by the Compensation and Personnel Committee of our Board of Directors at the time of the grant. Additionally, we have outstanding stock options and stock units that were issued under other plans, and no further grants may be made under those plans.
The following table summarizes activity regarding our stock options and awards of shares and stock units since December 31, 2009:

Stock Options			Restricted Stock Units
	Shares	Weighted Average Price		Shares	Weighted Average Price
Balance, December 31, 2009	4,535,174	$13.59	Balance, December 31, 2009	374,889	$24.71
Granted	175,723	$24.78	Granted	110,335	$27.88
Expired	—	—	Forfeited	—	—
Exercised	(294,124)	$9.58	Vested	(120,036)	$28.13
Balance, December 31, 2010	4,416,773	$14.31	Balance, December 31, 2010	365,188	$24.54
Granted	20,096	$29.26	Granted	258,881	$29.92
Expired	—	—	Forfeited	—	—
Exercised	(1,036,328)	$11.32	Vested	(137,219)	$23.31
Balance, December 31, 2011	3,400,541	$15.30	Balance, December 31, 2011	486,850	$27.75
Granted	11,702	$27.39	Granted	340,518	$27.90
Expired	(25,624)	$28.13	Forfeited	—	—
Exercised	(1,590,242)	$13.09	Vested	(238,461)	$25.96
Balance, December 31, 2012	1,796,377	$17.15	Balance, December 31, 2012	588,907	$28.56

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SHARE-BASED COMPENSATION PLANS - (Continued)

In addition, 12,264, 6,560 and 8,610 shares were granted to certain non-employee directors pursuant to annual retainer arrangements during the years ended December 31, 2012, 2011 and 2010, respectively. The shares awarded to non-employee directors and stock units awarded to employees were pursuant to incentive plans for which $6.7 million, $5.2 million and $3.6 million of compensation expense was recognized for the years ended December 31, 2012, 2011 and 2010, respectively. We have $5.6 million of compensation expense, net of income taxes, which will be recognized over the remaining vesting periods of up to approximately three years related to the stock units awarded to employees and non-employee directors. We had outstanding phantom equity units, which were settled in cash based upon the value of our stock price, for which $1.4 million of income was recognized for the year ended December 31, 2010. These variations were due to changes in the market price of our common stock from the award date. There were no phantom equity units outstanding during or as of December 31, 2012 and 2011.
Compensation expense of $0.1 million, $0.2 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, was recognized due to the vesting of stock option grants. All outstanding stock options were fully vested as of December 31, 2012. In addition, 49,475 restricted stock units granted to our non-employee directors were vested as of December 31, 2012, but issuance has been deferred for up to five years. As a result of stock option exercises, $8.8 million, $5.6 million and $2.8 million of proceeds were received during the years ended December 31, 2012, 2011 and 2010, respectively. The income tax benefit derived in 2012, 2011 and 2010 as a result of such exercises and share-based compensation was $8.7 million, $6.2 million and $2.0 million, respectively, of which $7.1 million, $3.6 million and $1.5 million, respectively, represented excess tax benefits.
The total intrinsic value of options (the amounts by which the stock price exceeded the exercise price of the option on the date of exercise) that was exercised during 2012, 2011 and 2010 was $25.9 million, $15.1 million and $5.2 million, respectively.
At December 31, 2012, 2011 and 2010, 1,796,377, 3,400,541 and 4,416,773 options were exercisable, respectively. The weighted average exercise price of exercisable options at December 31, 2012, 2011 and 2010 was approximately $17.15, $15.30 and $14.31, respectively.
The following table summarizes information about our stock options as of December 31, 2012:

Stock Options Outstanding and Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
$9.67 - $10.96	425,396	1.17 Years	$10.70
$11.01 - $12.49	657,200	2.01 Years	$11.36
$20.42 - $22.53	220,000	4.02 Years	$21.29
$23.17 - $29.26	373,781	4.63 Years	$26.18
$36.03	120,000	2.47 Years	$36.03
The total aggregate intrinsic value of options outstanding and exercisable as of December 31, 2012, 2011 and 2010 were approximately $31.4 million, $39.1 million and $64.8 million, respectively.
The fair value on the date of grant was calculated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the periods indicated:

	For the Years Ended December 31,
	2012	2011	2010
Dividend yield	0.73%	0%	0%
Expected volatility	52.6%	56.1%	45.7%
Risk-free interest rate	0.5%	1.3%	2.6%
Expected life of options in years	3.6	3.6	6.7
Weighted average grant date fair value	$10.18	$12.23	$12.18

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SHARE-BASED COMPENSATION PLANS - (Continued)

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
NOTE 15 - RETIREMENT PLANS
Defined Benefit Plans
Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under this plan.
We account for our UK Plan and other defined benefit plans in accordance with ASC 715, “Compensation-Retirement Benefits” (“ASC 715”). ASC 715 requires that (a) the funded status, which is measured as the difference between the fair value of plan assets and the projected benefit obligations, be recorded in our balance sheet with a corresponding adjustment to accumulated other comprehensive income (loss) and (b) gains and losses for the differences between actuarial assumptions and actual results, and unrecognized service costs, be recognized through accumulated other comprehensive income (loss). These amounts will be subsequently recognized as net periodic pension cost.
The change in benefit obligations and assets of the UK Plan for the years ended December 31, 2012 and 2011 consisted of the following components (in thousands):

	2012	2011
Change in pension benefit obligation
Benefit obligation at beginning of year	$265,061	$249,848
Interest cost	12,460	13,286
Actuarial loss	21,642	12,509
Benefits paid	(9,543)	(9,198)
Foreign currency exchange rate changes	12,686	(1,384)
Benefit obligation at end of year	302,306	265,061
Change in pension plan assets
Fair value of plan assets at beginning of year	204,080	212,933
Actual return on plan assets	29,231	(4,936)
Employer contributions	5,933	5,824
Benefits paid	(9,543)	(9,198)
Foreign currency exchange rate changes	9,949	(543)
Fair value of plan assets at end of year	239,650	204,080
Funded status at end of year	$(62,656)	$(60,981)
Amounts not yet reflected in net periodic pension cost and included in Accumulated other comprehensive loss:

	2012	2011
Unrecognized losses	$104,556	$97,093
The underfunded status of the UK Plan of $62.7 million and $61.0 million at December 31, 2012 and 2011, respectively, is included in “Other long-term obligations” in the accompanying Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ended December 31, 2013.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RETIREMENT PLANS - (Continued)

The weighted average assumptions used to determine benefit obligations as of December 31, 2012 and 2011 were as follows:

	2012	2011
Discount rate	4.3%	4.7%
The weighted average assumptions used to determine net periodic pension cost for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Discount rate	4.7%	5.3%	5.6%
Annual rate of return on plan assets	6.7%	6.7%	7.0%
For 2012, the annual rate of return on plan assets has been determined by modeling possible returns using the actuary's portfolio return calculator. This models the long term expected returns of the various asset classes held in the portfolio and allows for the additional benefits of holding a diversified portfolio. The annual rate of return on plan assets for 2011 and 2010 was based on the yield of risk-free bonds, plus an estimated equity-risk premium, at each year's measurement date. This annual rate approximates the historical annual return on plan assets and considers the expected asset allocation between equity and debt securities. For measurement purposes of the liability, the annual rates of inflation of covered pension benefits assumed for 2012 and 2011 were 2.0% and 2.2%, respectively.
The components of net periodic pension cost of the UK Plan for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
Service cost	$—	$—	$1,458
Interest cost	12,460	13,286	13,399
Expected return on plan assets	(13,058)	(13,454)	(12,245)
Amortization of unrecognized loss	2,433	1,555	2,914
Net periodic pension cost	$1,835	$1,387	$5,526
The estimated unrecognized loss for the UK Plan that will be amortized from Accumulated other comprehensive loss into net periodic pension cost over the next year is approximately $2.7 million.
UK Plan Assets
The weighted average asset allocations and weighted average target allocations at December 31, 2012 and 2011 were as follows:

Asset Category	Target Asset Allocation	December 31, 2012	December 31, 2011
Equity securities	65.0%	63.8%	64.1%
Debt securities	35.0%	35.8%	35.8%
Cash	—%	0.4%	0.1%
Total	100.0%	100.0%	100.0%
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RETIREMENT PLANS - (Continued)

The following tables set forth by level, within the fair value hierarchy discussed in Note 11 - Fair Value Measurements, the assets of the UK Plan at fair value as of December 31, 2012 and 2011 (in thousands):

	Assets at Fair Value as of December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total
Equity and equity like investments	$—	$147,957	$4,996	$152,953
Corporate bonds	—	62,534	—	62,534
Government bonds	—	23,227	—	23,227
Cash	936	—	—	936
Total	$936	$233,718	$4,996	$239,650

	Assets at Fair Value as of December 31, 2011
Asset Category	Level 1	Level 2	Level 3	Total
Equity and equity like investments	$—	$126,128	$4,690	$130,818
Corporate bonds	—	50,140	—	50,140
Government bonds	—	22,990	—	22,990
Cash	132	—	—	132
Total	$132	$199,258	$4,690	$204,080
In regards to the plan assets of our UK Plan, investment amounts have been allocated within the fair value hierarchy across all three levels. The characteristics of the assets that sit within each level are summarized as follows:
Level 1-This asset represents cash.
Level 2-These assets are a combination of the following:

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

Level 3-Assets that are not exchange traded but have a unit price that is based on the net asset value of the fund. The unit prices are not quoted and are not available on any market.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RETIREMENT PLANS - (Continued)

The table below sets forth a summary of changes in the fair value of the UK Plan's Level 3 assets for the years ended December 31, 2012 and 2011 (in thousands):

Equity and Equity Like Investments	2012	2011
Start of year balance	$4,690	$5,003
Actual return on plan assets, relating to assets still held at reporting date	90	(302)
Purchases, sales and settlements, net	—	—
Change due to exchange rate changes	216	(11)
End of year balance	$4,996	$4,690
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
Cash Flows:
Contributions
Our United Kingdom subsidiary expects to contribute approximately $5.7 million to its UK Plan in 2013.
Estimated Future Benefit Payments
The following estimated benefit payments are expected to be paid in the following years (in thousands):

Pension Benefits
2013	$10,067
2014	10,349
2015	10,639
2016	10,936
2017	11,243
Succeeding five years	61,115
The following table shows certain information for the UK Plan where the accumulated benefit obligation is in excess of plan assets as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Projected benefit obligation	$302,306	$265,061
Accumulated benefit obligation	$302,306	$265,061
Fair value of plan assets	$239,650	$204,080
We also sponsor two U.S. defined benefit plans in which participation by new individuals is frozen. The benefit obligation associated with these plans as of December 31, 2012 and 2011 was approximately $7.1 million and $6.3 million, respectively. The estimated fair value of the plan assets as of December 31, 2012 and 2011 was approximately $4.5 million and $4.3 million, respectively. The plan assets are considered Level 1 assets within the fair value hierarchy and are predominantly invested in cash, equities, and equity and bond funds. The pension liability balances as of December 31, 2012 and 2011 are classified as “Other long-term obligations” on the accompanying Consolidated Balance Sheets. The measurement date for these two plans is December 31 of each year. The major assumptions used in the actuarial valuations to determine benefit obligations as of December 31, 2012 and 2011 included discount rates of 3.50% and 3.30% for the 2012 period and 4.50% and 4.25% for the 2011 period. Also, included was an expected rate of return of 7.00% and 7.50% for the 2012 and 2011 periods, respectively. The estimated loss for these plans that will be amortized from Accumulated other comprehensive loss into net periodic pension cost over the next year is approximately $0.4 million. The future estimated benefit payments expected to be paid from the plans for the next ten years is approximately $0.4 million per year.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RETIREMENT PLANS - (Continued)

Multiemployer Plans
We participate in over 200 multiemployer pension plans (“MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As one of many participating employers in these MEPPs, we are responsible with the other participating employers for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of an MEPP and legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions.
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
We could also be obligated to make payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce our number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closure of a subsidiary assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) would equal our proportionate share of the MEPPs' unfunded vested benefits. We believe that certain of the MEPPs in which we participate may have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the MEPP's current financial situation, we are unable to determine (a) the amount and timing of any future withdrawal liability, if any, and (b) whether our participation in these MEPPs could have a material adverse impact on our financial position, results of operations or liquidity. We did not record any withdrawal liability for the years ended December 31, 2012, 2011 and 2010.
The following table lists all domestic MEPPs to which our contributions exceeded $2.0 million in 2012. Additionally, this table also lists all domestic MEPPs to which we contributed in 2012 in excess of $0.5 million for MEPPs in the critical status, “red zone” and $1.0 million in the endangered status, “orange or yellow zones”, as defined by the PPA (in thousands):

Pension Fund	EIN/Pension Plan Number	PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date of CBA
		2012	2011		2012	2011	2010
Plumbers & Pipefitters National Pension Fund	52-6152779 001	Yellow	Yellow	Implemented	$10,999	$12,351	$9,416	No	July 2012 to June 2016
Sheet Metal Workers National Pension Fund	52-6112463 001	Red	Red	Implemented	9,837	9,665	7,688	No	March 2013 to June 2016
National Electrical Benefit Fund	53-0181657 001	Green	Green	N/A	7,679	8,541	8,100	No	February 2012 to December 2016
Arizona Pipe Trades Pension Plan	86-6025734 001	Green	Green	N/A	6,871	2,877	2,874	Yes	June 2014
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390 001	Green	Green	N/A	6,076	5,392	3,847	No	February 2013 to March 2016
Pension, Hospitalization & Benefit Plan of the Electrical Industry- Pension Trust Account	13-6123601 001	Green	Green	N/A	5,722	5,364	5,291	No	May 2013 to January 2015

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RETIREMENT PLANS - (Continued)

Pension Fund	EIN/Pension Plan Number	PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date of CBA
		2012	2011		2012	2011	2010
National Automatic Sprinkler Industry Pension Fund	52-6054620 001	Red	Red	Implemented	4,952	5,452	4,825	No	April 2012 to June 2014
Eighth District Electrical Pension Fund	84-6100393 001	Green	Green	N/A	3,890	2,159	2,267	No	May 2013 to May 2015
Sheet Metal Workers Pension Plan of Northern California	51-6115939 001	Red	Red	Implemented	3,881	2,604	1,831	No	January 2014 to June 2015
Plumbers Pipefitters & Mechanical Equipment Service Local Union 392 Pension Plan	31-0655223 001	Red	Red	Implemented	3,848	3,332	3,174	Yes	June 2014
Northern California Pipe Trades Pension Plan	94-3190386 001	Green	Green	N/A	3,582	2,596	2,464	No	June 2013 to June 2015
Southern California Pipe Trades Retirement Fund	51-6108443 001	Green	Green	N/A	3,443	2,903	2,944	No	June 2014 to August 2015
Southern California IBEW-NECA Pension Trust Fund	95-6392774 001	Yellow	Green	Pending	3,266	3,345	2,541	No	June 2014 to May 2015
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919 001	Green	Green	N/A	3,049	2,244	2,007	Yes	June 2013 to May 2015
Boilermaker-Blacksmith National Pension Trust	48-6168020 001	Yellow	Yellow	Implemented	2,996	1,635	1,881	No	March 2013 to September 2015
Pipefitters Union Local 537 Pension Fund	51-6030859 001	Green	Green	N/A	2,747	2,140	2,576	Yes	July 2012 to August 2013
Pipe Trades District Council No. 36 Pension Trust	94-6082956 001	Yellow	Yellow	Pending	2,482	603	599	No	June 2013 to July 2015
Electrical Contractors Association of the City of Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Pension Plan 2	51-6030753 002	Green	Green	N/A	2,179	3,019	1,780	No	June 2014
Heating, Piping & Refrigeration Pension Fund	52-1058013 001	Yellow	Orange	Implemented	2,078	2,143	1,578	No	July 2013 to September 2013
Local No. 697 IBEW and Electrical Industry Pension Fund	51-6133048 001	Yellow	Yellow	Implemented	1,757	1,557	1,383	Yes	May 2015
Steamfitters Local Union No. 420 Pension Plan	23-2004424 001	Red	Yellow	Implemented (3)	1,557	1,138	1,234	No	April 2013 to May 2014
Sheet Metal Workers Pension Plan of Southern California, Arizona & Nevada	95-6052257 001	Red	Red	Pending (3)	1,072	1,396	1,731	No	June 2014
Plumbers & Steamfitters Local 150 Pension Fund	58-6116699 001	Yellow	Yellow	Implemented	1,036	659	—	Yes	September 2013 to March 2016
Plumbing & Pipe Fitting Local 219 Pension Fund	34-6682376 001	Red	Orange	Pending (3)	936	863	509	Yes	May 2015
Plumbers and Steamfitters Local No. 166 AFL - CIO Pension Plan	51-6132690 001	Red	Red	Implemented	797	901	930	Yes	May 2013
Plumbers & Pipefitters Local 162 Pension Fund	31-6125999 001	Red	Yellow	Implemented (3)	737	433	448	Yes	May 2014

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RETIREMENT PLANS - (Continued)

Pension Fund	EIN/Pension Plan Number	PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date of CBA
		2012	2011		2012	2011	2010
Carpenters Pension Trust Fund For Northern California	94-6050970 001	Red	Red	Implemented	539	512	313	No	July 2015
U.A. Local 467 Defined Benefit Plan	94-2353807 005	Red	Red	Implemented	534	396	304	No	June 2013 to July 2014
Other Multiemployer Pension Plans					40,174	43,442	45,748		Various
Total Contributions					$138,716	$129,662	$120,283

_________________

(1)	The zone status represents the most recent available information for the respective MEPP, which may be 2011 or earlier for the 2012 year and 2010 or earlier for the 2011 year.

(2)
This information was obtained from the respective plans' Form 5500 for the most current available filing. These dates may not correspond with our fiscal year contributions. The above noted percentages of contributions are based upon disclosures contained in the plans' Form 5500 filing (“Forms”). Those Forms, among other things, disclose the names of individual participating employers whose annual contributions account for more than 5% of the aggregate annual amount contributed by all participating employers for a plan year. Accordingly, if the annual contribution of two or more of our subsidiaries each accounted for less than 5% of such contributions, but in the aggregate accounted for in excess of 5% of such contributions, that greater percentage is not available and accordingly is not disclosed.

(3)	For these respective plans, a funding surcharge was currently in effect for 2012.
The nature and diversity of our business may result in volatility of the amount of our contributions to a particular MEPP for any given period. That is because, in any given market, we could be working on a significant project and/or projects, which could result in an increase in our direct labor force and a corresponding increase in our contributions to the MEPP(s) dictated by the applicable CBA. When that particular project(s) finishes and is not replaced, the level of direct labor would also decrease, as would our level of contributions to the particular MEPP(s). Additionally, the level of contributions to a particular MEPP could also be affected by the terms of the CBA, which could require at a particular time, an increase in the contribution rate and/or surcharges. We have also acquired various companies since 2010, some of which participate in MEPPs, and as a result, our level of contributions have increased. As a result of acquisitions made since 2010, our contributions to various MEPPs increased by zero, $5.4 million and $2.5 million for each of the years ended December 31, 2012, 2011 and 2010, respectively.
We also participate in two MEPPs that are located within the United Kingdom for which we have contributed $0.3 million for each of the years ended December 31, 2012, 2011 and 2010. The information that we have obtained relating to these plans is not as readily available and/or comparable as the information that has been ascertained in the United States. Based upon the most recently available information, one of the plans is over 100% funded, and the other plan is between 65% and 80% funded. A recovery plan has been put in place for the plan that is between 65% and 80% funded, which required higher contribution amounts to be paid by our UK operations.
Additionally, we contribute to certain multiemployer plans that provide post retirement benefits such as health and welfare benefits and/or defined contribution/annuity plans, among others. Our contributions to these plans approximated $76.1 million, $64.2 million and $54.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Acquisitions made since 2010 accounted for an increase in our contributions to these types of plans of zero, $2.5 million and $0.6 million for each of the years ended December 31, 2012, 2011 and 2010, respectively. The level of funding for these plans is also subject for the most part to the factors discussed above in conjunction with the MEPPs.
Defined Contribution Plans
We have defined contribution retirement and savings plans that cover eligible employees in the United States. Contributions to these plans are based on a percentage of the employee's base compensation. The expenses recognized for the years ended December 31, 2012, 2011 and 2010 for these plans were $20.7 million, $12.8 million and $11.0 million, respectively. The increase in 2012 compared to 2011 was primarily attributable to an increase in matching contributions for one of these plans. At our discretion, we may make additional supplemental matching contributions to a defined contribution retirement and savings plan. The expenses recognized related to additional supplemental matching for the years ended December 31, 2012, 2011 and 2010 were $3.6 million, $3.0 million and $4.5 million, respectively.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RETIREMENT PLANS - (Continued)

Our United Kingdom subsidiary has defined contribution retirement plans. The expense recognized for the years ended December 31, 2012, 2011 and 2010 was $5.7 million, $6.0 million and $5.1 million, respectively.
NOTE 16 - COMMITMENTS AND CONTINGENCIES
Commitments
We lease land, buildings and equipment under various leases. The leases frequently include renewal options and escalation clauses and require us to pay for utilities, taxes, insurance and maintenance expenses.
Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related subleases with initial or remaining terms of one or more years at December 31, 2012, were as follows (in thousands):

	Capital Leases	Operating Leases	Sublease Income
2013	$2,048	$52,888	$932
2014	1,859	44,755	741
2015	1,511	35,299	602
2016	707	25,877	75
2017	237	22,909	—
Thereafter	40	14,269	—
Total minimum lease payments	6,402	$195,997	$2,350
Amounts representing interest	(521)
Present value of net minimum lease payments	$5,881
Rent expense for operating leases and other rental items, including short-term equipment rentals charged to cost of sales for our construction contracts, for the years ended December 31, 2012, 2011 and 2010 was $115.6 million, $103.3 million and $86.9 million, respectively. Rent expense for the years ended December 31, 2012, 2011 and 2010 was reported net of sublease rental income of $1.0 million, $1.0 million and $0.9 million, respectively.
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
We are contingently liable to sureties in respect of performance and payment bonds issued by sureties, usually at the request of customers in connection with construction projects, which secure our payment and performance obligations under contracts for such projects. In addition, at the request of labor unions representing certain of our employees, bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2012, based on our percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, had there been defaults on all our then existing contractual obligations, was approximately $0.9 billion. The surety bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond. We have agreed to indemnify the sureties for amounts, if any, paid by them in respect of bonds issued on our behalf.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - COMMITMENTS AND CONTINGENCIES - (Continued)

At December 31, 2012, we employed over 26,000 people, approximately 58% of whom are represented by various unions pursuant to more than 375 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.
Restructuring expenses, primarily relating to employee severance obligations and/or the termination of leased facilities, were $0.1 million, $1.2 million and $1.8 million for 2012, 2011 and 2010, respectively. The 2012 restructuring expenses were primarily attributable to employee severance obligations and the termination of leased facilities incurred in our United States facilities services segment. In 2011, restructuring expenses were primarily related to employee severance obligations at our corporate headquarters and in 2012 to our United States electrical construction and facilities services segment. As of December 31, 2012,
2011 and 2010, the balance of our obligations yet to be paid was $0.1 million, $0.2 million and $0.3 million, respectively. The majority of obligations outstanding as of December 31, 2011 and 2010 were paid during 2012 and 2011. The majority of obligations outstanding as of December 31, 2012 will be paid after 2013.
Government Contracts
As a government contractor, we are subject to U.S. government audits and investigations relating to our operations, including claims for fines, penalties and compensatory and treble damages, and possible suspension or debarment from doing business with the government. Based on currently available information, we believe the outcome of ongoing government disputes and investigations will not have a material impact on our financial position, results of operations or liquidity.
Legal Matters
In December 2011, we received a letter from a gasket supplier that it had supplied us with gaskets from a Canadian manufacturer that, contrary to our supplier's product specifications and purchase orders, may contain asbestos material. Additionally, the supplier has informed us that one of its customers had found that certain gaskets manufactured by the Canadian company tested positive for asbestos during a routine audit. However, our supplier also informed us that industry experts had advised it no action is necessary to remove or replace any of these gaskets manufactured by the Canadian company that may have been installed by us inasmuch as any asbestos material in the gaskets is fully encapsulated in the gasket binding and enclosed within piping systems. No reasonable estimate of our ultimate liability is possible at this time, and based on our current knowledge, we do not expect that any amounts that we may incur as a consequence of our installation of these gaskets will have a material adverse effect on our financial position, results of operations or liquidity. To the extent we incur any expenditures related to this matter, we intend to seek reimbursement from the supplier.
One of our subsidiaries was a subcontractor on a construction site where an explosion occurred. An investigation of the matter could not determine who was responsible for the explosion. As a result of the explosion, the project was delayed and claims have been asserted against various parties. To date, no claims have been brought against our subsidiary with respect to the delay. We believe, and have been advised by counsel, that to the extent such claims may be brought, we would have a number of meritorious defenses to all such matters. We believe that the ultimate outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. Notwithstanding our assessment of the potential financial impact of this matter, we are not able to estimate with any certainty the amount of loss, if any, which would be associated with an adverse resolution.
We are involved in several proceedings in which damages and claims have been asserted against us. Other potential claims may exist that have not yet been asserted against us. We believe that we have a number of valid defenses to such proceedings and claims and intend to vigorously defend ourselves. We do not believe that any such matters will have a material adverse effect on our financial position, results of operations or liquidity. Litigation is subject to many uncertainties and the outcome of litigation is not predictable with assurance. It is possible that some litigation matters for which reserves have not been established could be decided unfavorably to us, and that any such unfavorable decisions could have a material adverse effect on our financial position, results of operations or liquidity.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - ADDITIONAL CASH FLOW INFORMATION
The following presents information about cash paid for interest, income taxes and other non-cash financing activities for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Cash paid during the year for:
Interest	$5,633	$9,450	$9,240
Income taxes	$62,824	$72,572	$77,264
Non-cash financing activities:
Assets acquired under capital lease obligations	$1,590	$2,744	$1,478
Contingent purchase price accrued	$—	$—	$1,428
NOTE 18 - SEGMENT INFORMATION
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
The following tables present information about industry segments and geographic areas for the years ended December 31, 2012, 2011 and 2010 (in millions):

	2012	2011	2010
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,211.7	$1,155.1	$1,158.9
United States mechanical construction and facilities services	2,296.4	1,917.4	1,720.2
United States facilities services	2,299.8	2,012.0	1,510.5
Total United States operations	5,807.9	5,084.5	4,389.6
United Kingdom construction and facilities services	538.8	529.0	462.4
Other international construction and facilities services	—	—	—
Total worldwide operations	$6,346.7	$5,613.5	$4,852.0

Total revenues:
United States electrical construction and facilities services	$1,233.5	$1,161.8	$1,167.8
United States mechanical construction and facilities services	2,324.2	1,925.4	1,727.2
United States facilities services	2,333.1	2,039.9	1,532.8
Less intersegment revenues	(82.9)	(42.6)	(38.2)
Total United States operations	5,807.9	5,084.5	4,389.6
United Kingdom construction and facilities services	538.8	529.0	462.4
Other international construction and facilities services	—	—	—
Total worldwide operations	$6,346.7	$5,613.5	$4,852.0

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - SEGMENT INFORMATION - (Continued)

	2012	2011	2010
Operating income (loss):
United States electrical construction and facilities services	$100.7	$84.6	$70.4
United States mechanical construction and facilities services	123.5	116.0	132.0
United States facilities services	82.3	69.1	59.3
Total United States operations	306.5	269.7	261.7
United Kingdom construction and facilities services	7.1	9.2	15.7
Other international construction and facilities services	—	—	(0.1)
Corporate administration	(63.5)	(63.1)	(55.9)
Restructuring expenses	(0.1)	(1.2)	(1.8)
Impairment loss on goodwill and identifiable intangible assets	—	(3.8)	(246.1)
Total worldwide operations	250.0	210.8	(26.5)
Other corporate items:
Interest expense	(7.3)	(11.3)	(12.2)
Interest income	1.6	1.8	2.7
Gain on sale of equity investment	—	—	7.9
Income from continuing operations before income taxes	$244.2	$201.4	$(28.1)

	2012	2011	2010
Capital expenditures:
United States electrical construction and facilities services	$3.3	$2.6	$3.5
United States mechanical construction and facilities services	7.6	6.5	2.5
United States facilities services	22.7	16.4	11.9
Total United States operations	33.6	25.5	17.9
Canada construction	—	0.1	0.2
United Kingdom construction and facilities services	3.6	3.3	1.0
Other international construction and facilities services	—	—	—
Corporate administration	0.7	0.7	0.3
Total worldwide operations	$37.9	$29.6	$19.4

Depreciation and amortization of Property, plant and equipment:
United States electrical construction and facilities services	$3.9	$4.1	$4.4
United States mechanical construction and facilities services	6.2	4.7	4.6
United States facilities services	17.7	16.1	14.0
Total United States operations	27.8	24.9	23.0
Canada construction	—	0.3	0.6
United Kingdom construction and facilities services	2.6	1.5	1.1
Other international construction and facilities services	—	—	—
Corporate administration	0.8	0.7	0.8
Total worldwide operations	$31.2	$27.4	$25.5

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - SEGMENT INFORMATION - (Continued)

	2012	2011	2010
Costs and estimated earnings in excess of billings on uncompleted contracts:
United States electrical construction and facilities services	$28.2	$35.8	$25.7
United States mechanical construction and facilities services	32.0	36.1	21.0
United States facilities services	17.6	28.4	21.2
Total United States operations	77.8	100.3	67.9
Canada construction	—	—	12.0
United Kingdom construction and facilities services	15.3	14.5	8.4
Other international construction and facilities services	—	—	—
Total worldwide operations	$93.1	$114.8	$88.3

Billings in excess of costs and estimated earnings on uncompleted contracts:
United States electrical construction and facilities services	$89.9	$130.7	$161.5
United States mechanical construction and facilities services	217.9	242.1	196.0
United States facilities services	38.3	33.4	32.4
Total United States operations	346.1	406.2	389.9
Canada construction	—	—	16.2
United Kingdom construction and facilities services	37.4	35.5	50.6
Other international construction and facilities services	—	—	—
Total worldwide operations	$383.5	$441.7	$456.7

Long-lived assets:
United States electrical construction and facilities services	$14.2	$15.0	$16.5
United States mechanical construction and facilities services	268.3	259.7	214.5
United States facilities services	731.5	754.0	500.2
Total United States operations	1,014.0	1,028.7	731.2
Canada construction	—	—	3.5
United Kingdom construction and facilities services	11.5	8.6	4.3
Other international construction and facilities services	—	—	—
Corporate administration	1.5	1.5	1.5
Total worldwide operations	$1,027.0	$1,038.8	$740.5

Goodwill:
United States electrical construction and facilities services	$3.8	$3.8	$3.8
United States mechanical construction and facilities services	201.2	199.1	175.9
United States facilities services	361.6	363.9	227.1
Total United States operations	566.6	566.8	406.8
Canada construction	—	—	—
United Kingdom construction and facilities services	—	—	—
Other international construction and facilities services	—	—	—
Corporate administration	—	—	—
Total worldwide operations	$566.6	$566.8	$406.8

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - SEGMENT INFORMATION - (Continued)

	2012	2011	2010
Total assets:
United States electrical construction and facilities services	$284.0	$277.3	$295.1
United States mechanical construction and facilities services	751.6	727.5	580.4
United States facilities services	1,234.0	1,237.1	862.9
Total United States operations	2,269.6	2,241.9	1,738.4
Canada construction	—	—	103.0
United Kingdom construction and facilities services	214.5	227.0	201.6
Other international construction and facilities services	—	—	—
Corporate administration	623.0	545.2	712.5
Total worldwide operations	$3,107.1	$3,014.1	$2,755.5
NOTE 19 - SELECTED UNAUDITED QUARTERLY INFORMATION
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

	March 31	June 30	Sept. 30	Dec. 31
2012 Quarterly Results
Revenues	$1,538,521	$1,590,035	$1,606,242	$1,611,881
Gross profit	180,693	193,964	203,248	228,449
Impairment loss on identifiable intangible assets	—	—	—	—
Net income attributable to EMCOR Group, Inc.	$27,145	$33,448	$39,581	$46,410
Basic EPS from continuing operations	$0.41	$0.50	$0.59	$0.69
Basic EPS from discontinued operation	—	—	—	—
	$0.41	$0.50	$0.59	$0.69
Diluted EPS from continuing operations	$0.40	$0.49	$0.59	$0.68
Diluted EPS from discontinued operation	—	—	—	—
	$0.40	$0.49	$0.59	$0.68

	March 31	June 30	Sept. 30	Dec. 31
2011 Quarterly Results
Revenues	$1,265,243	$1,348,013	$1,482,241	$1,517,962
Gross profit	156,709	174,656	188,267	214,317
Impairment loss on goodwill and identifiable intangible assets	—	—	—	3,795
Net income attributable to EMCOR Group, Inc.	$24,594	$28,809	$40,758	$36,665
Basic EPS from continuing operations	$0.36	$0.44	$0.48	$0.54
Basic EPS from discontinued operation	0.01	(0.01)	0.13	0.01
	$0.37	$0.43	$0.61	$0.55
Diluted EPS from continuing operations	$0.35	$0.43	$0.47	$0.53
Diluted EPS from discontinued operation	0.01	(0.01)	0.13	0.01
	$0.36	$0.42	$0.60	$0.54

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of EMCOR Group, Inc.:
We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

Stamford, Connecticut	/s/ ERNST & YOUNG LLP
February 26, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of EMCOR Group, Inc.:
We have audited EMCOR Group, Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2012 of the Company and our report dated February 26, 2013 expressed an unqualified opinion thereon.

Stamford, Connecticut	/s/ ERNST & YOUNG LLP
February 26, 2013

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
As of December 31, 2012, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has determined that EMCOR's internal control over financial reporting is effective as of December 31, 2012.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in this Annual Report on Form 10-K, which such report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012.
Changes in Internal Control over Financial Reporting
In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 with respect to directors is incorporated herein by reference to the Section of our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders entitled “Election of Directors”, which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates (the “Proxy Statement”). The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance”. The information required by this Item 10 concerning the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated by reference to the section of the Proxy Statement entitled “Meetings and Committees of the Board of Directors” and “Corporate Governance”. Information regarding our executive officers is contained in Part I of this Form 10-K following Item 4 under the heading “Executive Officers of the Registrant”. We have adopted a Code of Ethics that applies to our Chief Executive Officer and our Senior Financial Officers, a copy of which is filed as an Exhibit hereto.
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

Financial Statements:

Consolidated Balance Sheets - December 31, 2012 and 2011

Consolidated Statements of Operations - Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements Comprehensive Income (Loss) - Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows - Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Equity - Years Ended December 31, 2012, 2011 and 2010

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
Date: February 26, 2013

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2013.

/S/ ANTHONY J. GUZZI	President, Chief Executive Officer and Director
Anthony J. Guzzi	(Principal Executive Officer)

/S/ MARK A. POMPA	Executive Vice President and Chief Financial Officer
Mark A. Pompa	(Principal Financial and Accounting Officer)

/S/ FRANK T. MACINNIS	Chairman of the Board of Directors
Frank T. MacInnis

/S/ STEPHEN W. BERSHAD	Director
Stephen W. Bershad

/S/ DAVID A. B. BROWN	Director
David A. B. Brown

/S/ LARRY J. BUMP	Director
Larry J. Bump

/S/ ALBERT FRIED, JR.	Director
Albert Fried, Jr.

/S/ RICHARD F. HAMM, JR.	Director
Richard R. Hamm, Jr.

/S/ DAVID H. LAIDLEY	Director
David H. Laidley

/S/ JERRY E. RYAN	Director
Jerry E. Ryan

/S/ MICHAEL T. YONKER	Director
Michael T. Yonker

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Costs and Expenses, (Recovery of)		Additions Charged to Other (1)	Deductions (2)	Balance at End of Year
Allowance for doubtful accounts
Year Ended December 31, 2012	$16,685	1,163		337	(6,713)	$11,472
Year Ended December 31, 2011	$17,287	2,238		743	(3,583)	$16,685
Year Ended December 31, 2010	$36,188	(5,126)	(3)	18	(13,793)	$17,287
_________________

(1)	Amount principally relates to business acquisitions and divestitures, and the effect of exchange rate changes.

(2)	Deductions primarily represent uncollectible balances of accounts receivable written off, net of recoveries.

(3)	Primarily relates to recovery of amounts previously determined to be uncollectible.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

2(a-1)	Purchase Agreement dated as of February 11, 2002 by and among Comfort Systems USA, Inc. and EMCOR-CSI Holding Co.	Exhibit 2.1 to EMCOR Group, Inc.’s (“EMCOR”) Report on Form 8-K dated February 14, 2002
2(a-2)	Purchase and Sale Agreement dated as of August 20, 2007 between FR X Ohmstede Holdings LLC and EMCOR Group, Inc.	Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report August 20, 2007)
3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10- K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(b)	Amended and Restated By-Laws	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1998 (“1998 Form 10-K”)
4(a)
Third Amended and Restated Credit Agreement dated as of November 21, 2011 by and among EMCOR Group, Inc. and a subsidiary and Bank of Montreal, as Agent and the lenders listed on the signature pages thereof (the “Credit Agreement”)
Exhibit 4.1(a) to EMCOR’s Report on Form 8-K (Date of Report November 21, 2011) (“November 2011 Form 8-K”)
4(b)	Third Amended and Restated Security Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(b) to the EMCOR’s Report on Form 8-K (Date of Report February 4, 2010) (“February 2010 Form 8-K”)
4(c)	First Supplement to Third Amended and Restated Security Agreement dated as of November 21, 2011 among the Company, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(b) to the November 2011 Form 8-K
4(d)	Third Amended and Restated Pledge Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(c) to the February 2010 Form 8-K
4(e)	First Supplement to Third Amended and Restated Pledge Agreement dated as of November 21, 2011 among the Company, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(c) to the November 2011 Form 8-K
4(f)	Second Amended and Restated Guaranty Agreement dated as of February 4, 2010 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4.1(d) to the February 2010 Form 8-K
4(g)	Reaffirmation and First Supplement to Second Amended and Restated Guaranty Agreement dated as of November 21, 2011 by certain of the Company’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4.1(d) to the November 2011 Form 8-K
4(h)	First Amendment to the Credit Agreement	Filed herewith
10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(h-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(i-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(i-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(i-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(i-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(j-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(j-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(k-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-2)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(l-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005
10(l-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(l-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(l-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 ("March 2012 Form 10-Q")
10(l-5)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(m-1)	2003 Non-Employee Directors’ Stock Option Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held on June 12, 2003 (“2003 Proxy Statement”)
10(m-2)	First Amendment to 2003 Non-Employee Directors’ Plan	Exhibit 10(u-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)
10(n-1)	2003 Management Stock Incentive Plan	Exhibit B to EMCOR’s 2003 Proxy Statement
10(n-2)	Amendments to 2003 Management Stock Incentive Plan	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”)
10(m-3)	Second Amendment to 2003 Management Stock Incentive Plan	Exhibit 10(v-3) to 2006 Form 10-K
10(n)	Form of Stock Option Agreement evidencing grant of stock options under the 2003 Management Stock Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report January 3, 2005)
10(o)	Key Executive Incentive Bonus Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008 (“2008 Proxy Statement”)
10(p)	Consents on December 15, 2009 to Transfer Stock Options by Non-Employee Directors	Exhibit 10(z) to 2009 Form 10-K
10(q)	Form of EMCOR Option Agreement for Executive Officers granted January 2, 2003 and January 2, 2004	Exhibit 4.7 to 2004 Form S-8
10(r)	Option Agreement dated October 25, 2004 between Guzzi and EMCOR	Exhibit A to Guzzi Letter
10(s-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007
10(s-2)	Option Agreement dated December 13, 2007 under 2007 Incentive Plan between Jerry E. Ryan and EMCOR	Exhibit 10(h)(h-2) to 2007 Form 10-K
10(s-3)	Option Agreement dated December 15, 2008 under 2007 Incentive Plan between David Laidley and EMCOR	Exhibit 10.1 to Form 8-K (Date of Report December 15, 2008)
10(s-4)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K
10(t-1)	2010 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held on June 11, 2010
10(t-2)	Amendment No. 1 to 2010 Incentive Plan	Exhibit 10(f)(f-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”)
10(t-3)	Amendment No. 2 to 2010 Incentive Plan	Filed herewith

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(t-4)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(t-5)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K
10(u)	Form of letter agreement between EMCOR and each Executive Officer with respect to acceleration of options granted January 2, 2003 and January 2, 2004	Exhibit 10(b)(b) to 2004 Form 10-K
10(v)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(w)
Form of Restricted Stock Award Agreement dated January 3, 2012 between EMCOR and each of Larry J. Bump, Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Frank T. MacInnis, Jerry E. Ryan and Michael T. Yonker
Exhibit 10(m)(m) to 2011 Form 10-K
10(x-1)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(x-2)
Form of Amended and Restated Restricted Stock Award Agreement dated December 14, 2011 amending and restating restricted stock award agreement dated June 1, 2011 under Director Award Program with each of Stephen W. Bershad, David A.B. Brown, Larry J. Bump, Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker
Exhibit 10(o)(o) to 2011 Form 10-K
10(y)	Restricted Stock Unit Agreement dated May 9, 2011 between EMCOR and Anthony J. Guzzi	Exhibit 10(o)(o) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10(z)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(a)(a)	Form of Restricted Stock Unit Agreement dated March , 2012 between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(o)(o) to the March 31, 2012 Form 10-Q
10(b)(b)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(c)(c)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 ("June 2012 Form 10-Q")
10(d)(d)	Director Award Program, as Amended and Restated December 6, 2012	Filed herewith
10(e)(e)	EMCOR Group, Inc. Voluntary Deferral Plan	Filed herewith
10(f)(f)	Form of Executive Restricted Stock Unit Agreement	Filed herewith
11	Computation of Basic EPS and Diluted EPS for the years ended December 31, 2012 and 2011	Note 5 of the Notes to the Condensed Consolidated Financial Statements
14	Code of Ethics of EMCOR for Chief Executive Officer and Senior Financial Officers	Exhibit 14 to 2003 Form 10-K
21	List of Significant Subsidiaries	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Exhibit 95 to the June 2012 Form 10-Q
101
The following materials from EMCOR Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.
Filed

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Registrant hereby undertakes to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Registrant's subsidiaries.