Form 10-Q
period 2013-03-31
EMCOR GROUP INC
filed 2013-04-25
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Number of shares of Common Stock outstanding as of the close of business on April 22, 2013: 67,113,966 shares.

EMCOR Group, Inc.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$499,102	$605,303
Accounts receivable, net	1,253,264	1,221,956
Costs and estimated earnings in excess of billings on uncompleted contracts	97,742	93,061
Inventories	39,655	50,512
Prepaid expenses and other	72,430	73,621
Total current assets	1,962,193	2,044,453
Investments, notes and other long-term receivables	4,116	4,959
Property, plant and equipment, net	114,384	116,631
Goodwill	566,588	566,588
Identifiable intangible assets, net	337,412	343,748
Other assets	30,023	30,691
Total assets	$3,014,716	$3,107,070
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2013 (Unaudited)	December 31, 2012
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit facility	$—	$—
Current maturities of long-term debt and capital lease obligations	1,789	1,787
Accounts payable	457,769	490,621
Billings in excess of costs and estimated earnings on uncompleted contracts	354,854	383,527
Accrued payroll and benefits	186,195	224,555
Other accrued expenses and liabilities	175,305	194,029
Total current liabilities	1,175,912	1,294,519
Borrowings under revolving credit facility	150,000	150,000
Long-term debt and capital lease obligations	3,602	4,112
Other long-term obligations	293,717	301,260
Total liabilities	1,623,231	1,749,891
Equity:
EMCOR Group, Inc. stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 68,150,218 and 68,010,419 shares issued, respectively	682	680
Capital surplus	420,219	416,104
Accumulated other comprehensive loss	(80,560)	(81,040)
Retained earnings	1,052,406	1,022,239
Treasury stock, at cost 1,036,257 and 1,046,257 shares, respectively	(11,862)	(11,903)
Total EMCOR Group, Inc. stockholders’ equity	1,380,885	1,346,080
Noncontrolling interests	10,600	11,099
Total equity	1,391,485	1,357,179
Total liabilities and equity	$3,014,716	$3,107,070
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended March 31,
	2013	2012
Revenues	$1,568,401	$1,538,521
Cost of sales	1,377,263	1,357,828
Gross profit	191,138	180,693
Selling, general and administrative expenses	138,510	134,504
Restructuring expenses	1,363	—
Operating income	51,265	46,189
Interest expense	(1,862)	(1,775)
Interest income	357	416
Income before income taxes	49,760	44,830
Income tax provision	19,042	17,022
Net income including noncontrolling interests	30,718	27,808
Less: Net income attributable to noncontrolling interests	(551)	(663)
Net income attributable to EMCOR Group, Inc.	$30,167	$27,145
Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.45	$0.41
Diluted earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.44	$0.40

Dividends declared per common share	$—	$0.05
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended March 31,
	2013	2012
Net income including noncontrolling interests	$30,718	$27,808
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(74)	12
Post retirement plans, amortization of actuarial loss included in net income (1)	554	516
Other comprehensive income	480	528
Comprehensive income	31,198	28,336
Less: Comprehensive income attributable to the noncontrolling interest	(551)	(663)
Comprehensive income attributable to EMCOR Group, Inc.	$30,647	$27,673
_________

(1)	Net of tax of $0.2 million for each of the three months ended March 31, 2013 and 2012.
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows - operating activities:
Net income including noncontrolling interests	$30,718	$27,808
Depreciation and amortization	8,155	6,951
Amortization of identifiable intangible assets	6,336	7,545
Deferred income taxes	3,487	1,216
Excess tax benefits from share-based compensation	(418)	(5,229)
Equity income from unconsolidated entities	(59)	(232)
Other non-cash items	1,637	2,361
Distributions from unconsolidated entities	600	840
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(145,558)	(74,389)
Net cash used in operating activities	(95,102)	(33,129)
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired, and related contingent consideration arrangement	—	(21,044)
Proceeds from sale of property, plant and equipment	549	169
Purchase of property, plant and equipment	(7,005)	(7,826)
Net cash used in investing activities	(6,456)	(28,701)
Cash flows - financing activities:
Repayments of long-term debt	(2)	—
Repayments of capital lease obligations	(390)	(755)
Dividends paid to stockholders	—	(3,323)
Repurchase of common stock	—	(13,192)
Proceeds from exercise of stock options	1,714	1,909
Payments to satisfy minimum tax withholding	(927)	(733)
Issuance of common stock under employee stock purchase plan	671	634
Payments for contingent consideration arrangements	(537)	(2,214)
Distributions to noncontrolling interests	(1,050)	—
Excess tax benefits from share-based compensation	418	5,229
Net cash used in financing activities	(103)	(12,445)
Effect of exchange rate changes on cash and cash equivalents	(4,540)	1,608
Decrease in cash and cash equivalents	(106,201)	(72,667)
Cash and cash equivalents at beginning of year	605,303	511,322
Cash and cash equivalents at end of period	$499,102	$438,655
Supplemental cash flow information:
Cash paid for:
Interest	$1,344	$1,097
Income taxes	$28,311	$14,897
Non-cash financing activities:
Assets acquired under capital lease obligations	$169	$656
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, January 1, 2012	$1,245,131	$681	$417,136	$(78,649)	$910,042	$(14,476)	$10,397
Net income including noncontrolling interests	27,808	—	—	—	27,145	—	663
Other comprehensive income	528	—	—	528	—	—	—
Common stock issued under share-based compensation plans (2)	7,535	5	5,914	—	—	1,616	—
Common stock issued under employee stock purchase plan	634	—	634	—	—	—	—
Common stock dividends	(3,323)	—	29	—	(3,352)	—	—
Repurchase of common stock	(13,192)	(5)	(13,187)	—	—	—	—
Share-based compensation expense	2,257	—	2,257	—	—	—	—
Balance, March 31, 2012	$1,267,378	$681	$412,783	$(78,121)	$933,835	$(12,860)	$11,060
Balance, January 1, 2013	$1,357,179	$680	$416,104	$(81,040)	$1,022,239	$(11,903)	$11,099
Net income including noncontrolling interests	30,718	—	—	—	30,167	—	551
Other comprehensive income	480	—	—	480	—	—	—
Common stock issued under share-based compensation plans (2)	1,222	2	1,179	—	—	41	—
Common stock issued under employee stock purchase plan	671	—	671	—	—	—	—
Distributions to noncontrolling interests	(1,050)	—	—	—	—	—	(1,050)
Share-based compensation expense	2,265	—	2,265	—	—	—	—
Balance, March 31, 2013	$1,391,485	$682	$420,219	$(80,560)	$1,052,406	$(11,862)	$10,600

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

(2)	Includes the tax benefit associated with share-based compensation of $0.4 million and $6.4 million for the three months March 31, 2013 and 2012, respectively.
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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.
Our reportable segments reflect certain reclassifications of prior year amounts from our United States facilities services segment to our United States mechanical construction and facilities services segment due to changes in our internal reporting structure.
NOTE 2 New Accounting Pronouncements
On January 1, 2013, we adopted an accounting pronouncement giving companies the option to perform a qualitative impairment assessment for their indefinite-lived intangible assets that may allow them to skip the annual fair value calculation. To perform a qualitative assessment, a company must identify and evaluate changes in economic, industry and company-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. The adoption of this pronouncement did not have any effect on our financial position or results of operations, though it may impact the manner in which we perform future or prospective testing for indefinite-lived intangible asset impairment.
On January 1, 2013, we adopted an accounting pronouncement requiring preparers to report, in one place, information about reclassifications out of accumulated other comprehensive income ("AOCI"). It also required companies to report changes in AOCI balances. Public companies must provide the required information (e.g., changes in AOCI balances and reclassifications out of AOCI) in interim and annual periods. The adoption of this pronouncement did not have any effect on our financial position or results of operations.
NOTE 3 Acquisitions of Businesses
On January 4, 2012, we acquired a company for an immaterial amount. This company primarily provides mechanical construction services and has been included in our United States mechanical construction and facilities services segment.

The purchase price accounting for the acquisition referred to above was finalized with an insignificant impact during 2012. The acquisition was accounted for by the acquisition method, and the price paid for it has been allocated to its respective assets and liabilities, based upon the estimated fair values of its respective assets and liabilities at the date of acquisition. We believe the acquisition further expands our service capabilities into new technical areas.

During the three months ended March 31, 2013 and 2012, we recorded a net reversal of $0.5 million of non-cash income and $0.1 million of non-cash expense attributable to contingent consideration arrangements relating to prior acquisitions.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three months ended March 31, 2013 and 2012 (in thousands, except share and per share data):

	For the three months ended March 31,
	2013	2012
Numerator:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$30,167	$27,145
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	67,110,334	66,685,985
Effect of dilutive securities—Share-based awards	988,787	1,260,260
Shares used to compute diluted earnings per common share	68,099,121	67,946,245
Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.45	$0.41
Diluted earnings per share:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.44	$0.40
There were zero and 151,798 anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three months ended March 31, 2013 and 2012, respectively.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 Inventories
Inventories in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	March 31, 2013	December 31, 2012
Raw materials and construction materials	$21,025	$20,994
Work in process	18,630	29,518
	$39,655	$50,512

NOTE 6 Debt
Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	March 31, 2013	December 31, 2012
2011 Revolving Credit Facility	$150,000	$150,000
Capitalized lease obligations	5,374	5,881
Other	17	18
	155,391	155,899
Less: current maturities	1,789	1,787
	$153,602	$154,112
Credit Facilities
Effective November 21, 2011, we entered into an amended and restated $750.0 million revolving credit facility (the “2011 Revolving Credit Facility”). The 2011 Revolving Credit Facility expires on November 21, 2016 and permits us to increase our borrowing to $900.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of the borrowing capacity under the 2011 Revolving Credit Facility to letters of credit. The 2011 Revolving Credit Facility is guaranteed by most of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2011 Revolving Credit Facility contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2011 Revolving Credit Facility, which ranges from 0.25% to 0.35%, based on certain financial tests. The fee in effect on March 31, 2013 was 0.25% of the unused amount as of such date. Borrowings under the 2011 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2013) plus 0.50% to 1.00%, based on certain financial tests or (2) United States dollar LIBOR (0.20% at March 31, 2013) plus 1.50% to 2.00%, based on certain financial tests. The interest rate in effect at March 31, 2013 was 1.70%. Letters of credit fees issued under this facility range from 1.50% to 2.00% of the respective face amounts of the letters of credit issued and are computed based on certain financial tests. We capitalized approximately $4.2 million of debt issuance costs associated with the 2011 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. As of March 31, 2013 and December 31, 2012, we had approximately $88.0 million and $84.0 million of letters of credit outstanding, respectively. We have borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility at March 31, 2013, which may remain outstanding at our discretion until the 2011 Revolving Credit Facility expires.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7 Fair Value Measurements
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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	Assets at Fair Value as of March 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$499,102	—	—	$499,102
Restricted cash (2)	8,253	—	—	8,253
Short-term investments (2)	4,561	—	—	4,561
Total	$511,916	—	—	$511,916

	Assets at Fair Value as of December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$605,303	—	—	$605,303
Restricted cash (2)	6,281	—	—	6,281
Short-term investments (2)	4,879	—	—	4,879
Total	$616,463	—	—	$616,463
 _________

(1)
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, which are Level 1 assets. At March 31, 2013 and December 31, 2012, we had $206.4 million and $407.4 million, respectively, in money market funds.

(2)	Restricted cash and short-term investments with original maturities greater than three months are classified as “Prepaid expenses and other” on our Condensed Consolidated Balance Sheets.
We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. The carrying value of our 2011 Revolving Credit Facility approximates the fair value due to the variable rate on such debt.

NOTE 8 Income Taxes
For the three months ended March 31, 2013 and 2012, our income tax provision was $19.0 million and $17.0 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 38.5% and 38.4%, respectively. The actual income tax rates on income before income taxes, less amounts attributable to noncontrolling interests, for the three months ended March 31, 2013 and 2012, inclusive of discrete items, were 38.7% and 38.5%, respectively. The increase in the 2013 income tax provision was primarily due to increased income before income taxes and a change in the allocation of earnings among various jurisdictions.
As of March 31, 2013 and December 31, 2012, the amount of unrecognized income tax benefits for each period was $11.3 million (of which $6.6 million, if recognized, would favorably affect our effective income tax rate).

We report interest expense related to unrecognized income tax benefits in the income tax provision. As of March 31, 2013 and December 31, 2012, we had approximately $2.8 million and $2.6 million, respectively, of accrued interest related to unrecognized income tax benefits included as a liability on the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2013 and 2012, $0.2 million and $0.1 million of interest expense was recognized, respectively.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 Income Taxes - (Continued)

It is possible that approximately $3.0 million of unrecognized income tax benefits at March 31, 2013, primarily relating to uncertain tax positions attributable to certain intercompany transactions and compensation related accruals, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations.
We file income tax returns with the Internal Revenue Service and various state, local and foreign jurisdictions. The Company is currently under examination by various taxing authorities for the years 2008 through 2011. The Internal Revenue Service is currently auditing our 2010 federal income tax return. We are still subject to audit for the years 2009 through 2011.
NOTE 9 Common Stock
As of March 31, 2013 and December 31, 2012, 67,113,961 and 66,964,162 shares of our common stock were outstanding, respectively.
During the three months ended March 31, 2013 and 2012, 139,799 and 361,014 shares of common stock, respectively, were issued primarily upon: (a) the exercise of stock options, (b) the satisfaction of required conditions under certain of our share-based compensation plans and (c) the purchase of common stock under our employee stock purchase plan.
On September 26, 2011, our Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. As of March 31, 2013, we repurchased 2.1 million shares of our common stock for approximately $51.4 million, and there remains authorization for us to repurchase approximately $48.6 million of our shares. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase program may be made from time to time as permitted by securities laws and other legal requirements, including provisions in our revolving credit facility placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
NOTE 10 Retirement Plans
Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under this plan.
Components of Net Periodic Pension Cost
The components of net periodic pension cost of the UK Plan for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	For the three months ended March 31,
	2013	2012
Interest cost	$3,070	$3,107
Expected return on plan assets	(3,579)	(3,257)
Amortization of unrecognized loss	638	608
Net periodic pension cost	$129	$458
Employer Contributions
For the three months ended March 31, 2013, our United Kingdom subsidiary contributed approximately $1.2 million to its defined benefit pension plan. It anticipates contributing an additional $4.1 million during the remainder of 2013.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11 Commitments and Contingencies
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
One of our subsidiaries was a subcontractor on a construction site where an explosion occurred. An investigation of the matter could not determine who was responsible for the explosion. As a result of the explosion, the project was delayed and claims have been asserted against various parties. To date, no claims have been brought against our subsidiary with respect to the explosion. We believe, and have been advised by counsel, that to the extent such claims may be brought, we would have a number of meritorious defenses to all such matters. We believe that the ultimate outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. Notwithstanding our assessment of the potential financial impact of this matter, we are not able to estimate with any certainty the amount of loss, if any, which would be associated with an adverse resolution.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 Segment Information - (Continued)

The following tables present information about industry segments and geographic areas for the three months ended March 31, 2013 and 2012 (in thousands):

	For the three months ended March 31,
	2013	2012
Revenues from unrelated entities:
United States electrical construction and facilities services	$307,584	$290,537
United States mechanical construction and facilities services	541,117	574,203
United States facilities services	600,700	532,890
Total United States operations	1,449,401	1,397,630
United Kingdom construction and facilities services	119,000	140,891
Total worldwide operations	$1,568,401	$1,538,521

Total revenues:
United States electrical construction and facilities services	$309,775	$294,808
United States mechanical construction and facilities services	551,784	577,566
United States facilities services	608,451	539,753
Less intersegment revenues	(20,609)	(14,497)
Total United States operations	1,449,401	1,397,630
United Kingdom construction and facilities services	119,000	140,891
Total worldwide operations	$1,568,401	$1,538,521

	For the three months ended March 31,
	2013	2012
Operating income (loss):
United States electrical construction and facilities services	$18,940	$23,566
United States mechanical construction and facilities services	11,140	22,823
United States facilities services	35,627	11,429
Total United States operations	65,707	57,818
United Kingdom construction and facilities services	1,279	3,482
Corporate administration	(14,358)	(15,111)
Restructuring expenses	(1,363)	—
Total worldwide operations	51,265	46,189
Other corporate items:
Interest expense	(1,862)	(1,775)
Interest income	357	416
Income before income taxes	$49,760	$44,830

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 Segment Information - (Continued)

	March 31, 2013	December 31, 2012
Total assets:
United States electrical construction and facilities services	$301,822	$283,997
United States mechanical construction and facilities services	779,380	785,286
United States facilities services	1,208,141	1,200,288
Total United States operations	2,289,343	2,269,571
United Kingdom construction and facilities services	202,465	214,455
Corporate administration	522,908	623,044
Total worldwide operations	$3,014,716	$3,107,070

Included in our corporate administration operating loss is the receipt of an insurance recovery of approximately $2.6 million in the first quarter of 2013 associated with a previously disposed of operation, which is classified as a component of "Cost of sales" on the Condensed Consolidated Statements of Operations.

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
Overview
The following table presents selected financial data for the three months ended March 31, 2013 and 2012 (in thousands, except percentages and per share data):

	For the three months ended March 31,
	2013	2012
Revenues	$1,568,401	$1,538,521
Revenues increase from prior year	1.9%	21.6%
Operating income	$51,265	$46,189
Operating income as a percentage of revenues	3.3%	3.0%
Net income attributable to EMCOR Group, Inc.	$30,167	$27,145
Diluted earnings per common share from continuing operations	$0.44	$0.40

During the first quarter of 2013, we began to see a return to more traditional demand for our services within our United States facilities services segment, as revenues and/or operating income increased in a majority of the markets served by this segment. Offsetting this favorable performance in facilities services were weaker results from our United States construction segments and our United Kingdom construction and facilities services segment, when compared to the first quarter of 2012. Our overall increase in revenues for the first quarter of 2013, when compared to the prior year’s first quarter, was attributable to higher revenues from our United States facilities services segment and our United States electrical construction and facilities services segment. The increase in our operating income for the three months ended March 31, 2013, compared to the same period in 2012, was attributable to higher operating income from our United States facilities services segment, partially offset by lower operating income from our United States construction segments and our United Kingdom construction and facilities services segment. For the quarter, overall operating margin increased primarily as a result of higher operating margins within our United States facilities services segment. This increase was partially offset by a decrease in operating margins in all our other operating segments. Net cash used in operating activities for the three months ended March 31, 2013 of $95.1 million increased, compared to $33.1 million of net cash used in operating activities for the three months ended March 31, 2012, primarily due to changes in our working capital.

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

Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended March 31,
	2013	% of Total	2012	% of Total
Revenues:
United States electrical construction and facilities services	$307,584	20%	$290,537	19%
United States mechanical construction and facilities services	541,117	35%	574,203	37%
United States facilities services	600,700	38%	532,890	35%
Total United States operations	1,449,401	92%	1,397,630	91%
United Kingdom construction and facilities services	119,000	8%	140,891	9%
Total worldwide operations	$1,568,401	100%	$1,538,521	100%
As described below in more detail, our revenues for the three months ended March 31, 2013 increased to $1.57 billion compared to $1.54 billion of revenues for the three months ended March 31, 2012. This increase in revenues was attributable to higher revenues from our United States facilities services segment and our United States electrical construction and facilities services segment, partially offset by lower revenues from our United States mechanical construction and facilities services segment and our United Kingdom construction and facilities services segment. While overall revenues have increased, we continue to be disciplined in a very competitive marketplace by only accepting work that we believe can be performed at reasonable margins.
Our backlog at March 31, 2013 was $3.42 billion compared to $3.39 billion of backlog at March 31, 2012. Our backlog was $3.37 billion at December 31, 2012. The increase in backlog at March 31, 2013, compared to such backlog at March 31, 2012, was primarily attributable to an increase in contracts awarded for work in our United States electrical construction and facilities services segment. This increase was partially offset by a decrease in backlog in our: (a) United Kingdom construction and facilities services segment, (b) United States facilities services segment and (c) United States mechanical construction and facilities services segment. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. If the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues.
Revenues of our United States electrical construction and facilities services segment were $307.6 million for the three months ended March 31, 2013 compared to revenues of $290.5 million for the three months ended March 31, 2012. The increase in revenues was primarily attributable to higher levels of work from industrial, institutional, commercial and hospitality construction projects, partially offset by a decrease in revenues from water and wastewater, healthcare and transportation construction projects.
Our United States mechanical construction and facilities services segment revenues for the three months ended March 31, 2013 were $541.1 million, a $33.1 million decrease compared to revenues of $574.2 million for the three months ended March 31, 2012. The decrease in revenues was primarily attributable to declines in revenues from healthcare, industrial, institutional, water and wastewater and hospitality construction projects, partially offset by an increase in revenues from commercial construction projects.
Revenues of our United States facilities services segment for the three months ended March 31, 2013 increased by $67.8 million compared to the three months ended March 31, 2012. The increase in revenues was primarily attributable to: (a) revenues from our industrial services and (b) revenues from our commercial site-based services, partially offset by a decrease in revenues from our government site-based services.
Our United Kingdom construction and facilities services segment revenues were $119.0 million for the three months ended March 31, 2013 compared to revenues of $140.9 million for the three months ended March 31, 2012. The decrease in revenues was attributable to: (a) a decrease in levels of work from its construction operations, primarily in the institutional and commercial markets, partially offset by an increase in the industrial market, (b) a decrease in levels of work from its facilities services operations, principally in the commercial and transportation markets, partially offset by an increase in the institutional market, and (c) a decrease of $1.8 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar.

Cost of sales and Gross profit
The following tables present our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended March 31,
	2013	2012
Cost of sales	$1,377,263	$1,357,828
Gross profit	$191,138	$180,693
Gross profit, as a percentage of revenues	12.2%	11.7%
Our gross profit increased by $10.4 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in gross profit was predominantly attributable to: (a) higher revenues and margins from our United States facilities services segment, (b) the receipt of an insurance recovery of approximately $2.6 million associated with a previously disposed of operation, which is classified as a component of "Cost of sales" on the Condensed Consolidated Statements of Operations and (c) lower amortization expense associated with identifiable intangible assets. This increase was partially offset by reduced revenues and/or margins from the remainder of our business segments.
Our gross profit margin was 12.2% and 11.7% for the three months ended March 31, 2103 and 2012, respectively. Gross profit margin increased in our United States facilities services segment, partially offset by a decrease in gross profit margin in all our other segments.
Selling, general and administrative expenses
The following tables present our selling, general and administrative expenses and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

	For the three months ended March 31,
	2013	2012
Selling, general and administrative expenses	$138,510	$134,504
Selling, general and administrative expenses, as a percentage of revenues	8.8%	8.7%
Our selling, general and administrative expenses for the three months ended March 31, 2013 increased by $4.0 million to $138.5 million compared to $134.5 million for the three months ended March 31, 2012. Selling, general and administrative expenses as a percentage of revenues were 8.8% and 8.7% for the three months ended March 31, 2013 and 2012, respectively. This increase in selling, general and administrative expenses primarily resulted from higher employee related costs, such as salaries and accrued incentive compensation, and professional fees. Selling, general and administrative expenses as a percentage of revenues increased slightly for the three months ended March 31, 2013 compared to the same period in 2012.
Restructuring expenses
Restructuring expenses were $1.4 million and zero for the three months ended March 31, 2013 and 2012, respectively, which primarily related to employee severance obligations in the construction operations of our United Kingdom construction and facilities services segment. As of March 31, 2013, the balance of obligations yet to be paid was $1.4 million, the majority of which is expected to be paid in 2013.

Operating income
The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended March 31,
	2013	% of Segment Revenues	2012	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$18,940	6.2%	$23,566	8.1%
United States mechanical construction and facilities services	11,140	2.1%	22,823	4.0%
United States facilities services	35,627	5.9%	11,429	2.1%
Total United States operations	65,707	4.5%	57,818	4.1%
United Kingdom construction and facilities services	1,279	1.1%	3,482	2.5%
Corporate administration	(14,358)	—	(15,111)	—
Restructuring expenses	(1,363)	—	—	—
Total worldwide operations	51,265	3.3%	46,189	3.0%
Other corporate items:
Interest expense	(1,862)		(1,775)
Interest income	357		416
Income before income taxes	$49,760		$44,830

As described below in more detail, operating income was $51.3 million and $46.2 million for the three months ended March 31, 2013 and 2012, respectively. Operating margin was 3.3% for the three months ended March 31, 2013 compared to 3.0% for the three months ended March 31, 2012.
Operating income of our United States electrical construction and facilities services segment for the three months ended March 31, 2013 was $18.9 million compared to operating income of $23.6 million for the three months ended March 31, 2012. This decline in operating income was primarily the result of a decrease in gross profit from water and wastewater and transportation construction projects, partially offset by an increase in gross profit attributable to industrial and institutional construction projects. Additionally, operating income in 2012 benefited from the resolution of a construction claim on a healthcare project. Selling, general and administrative expenses increased slightly for the three months ended March 31, 2013, compared to the same period in 2012. The decrease in operating margin for the three months ended March 31, 2013 was the result of a decrease in gross profit margin.
Our United States mechanical construction and facilities services segment operating income for the three months ended March 31, 2013 was $11.1 million, an $11.7 million decrease compared to operating income of $22.8 million for the three months ended March 31, 2012. This decrease in operating income was primarily due to a decrease in gross profit from institutional, healthcare and water and wastewater construction projects, partially offset by an increase in gross profit from commercial construction projects and lower amortization expense associated with identifiable intangible assets. Selling, general and administrative expenses for the quarter were flat when compared to the three months ended March 31, 2012. The decrease in operating margin for the three months ended March 31, 2013 was primarily the result of a reduction in gross profit margin and an increase in selling, general and administrative expenses as a percentage of revenues.
Operating income of our United States facilities services segment for the three months ended March 31, 2013 increased by $24.2 million compared to operating income for the three months ended March 31, 2012. This increase in operating income was primarily attributable to an increase in gross profit from this segment's: (a) industrial services, as a result of an increase in the demand for turnaround projects and our heat exchanger services, (b) commercial site-based services, partially attributable to an increase in revenues from snow removal, and (c) mobile mechanical services, partially as a result of higher project margins due to more selective bidding practices and improved job execution. The increase in operating income was partially offset by lower gross profit from our government site-based services as a result of a reduction in discretionary government project spending and contracts lost in 2012. Operating income was negatively impacted by an increase in selling, general and administrative expenses, primarily due to: (a) an increase in employee related costs, such as incentive compensation, and (b) real estate related costs. This segment's operating income in the first quarter of 2012 was adversely impacted by start up and transition costs relating to new commercial site-based contracts. The increase in operating margin for the three months ended March 31, 2013 was primarily the result of an increase in gross profit margin, primarily due to increased margins from our industrial, mobile mechanical and commercial site-based services operations and a decrease in selling, general and administrative expenses as a percentage of revenues.
Our United Kingdom construction and facilities services segment operating income for the three months ended March 31, 2013 was $1.3 million compared to operating income of $3.5 million for the three months ended March 31, 2012. This decrease in operating income was primarily attributable to a decrease in gross profit resulting from a loss in its construction services operations as a result of lower volume and project write-downs, partially offset by lower selling general and administrative expenses predominantly as a result of lower employee related costs. Operating margin in this segment decreased year over year due to the operating loss from its construction services operations.
Our corporate administration expenses for the three months ended March 31, 2013 were $14.4 million compared to $15.1 million for the three months ended March 31, 2012. Excluding the receipt of an insurance recovery of approximately $2.6 million in the first quarter of 2013 associated with a previously disposed of operation, which is classified as a component of "Cost of sales" on the Condensed Consolidated Statements of Operations, our corporate administration operating loss increased primarily due to higher employee related costs, such as salaries and incentive compensation, and professional fees.
Interest expense for the three months ended March 31, 2013 and 2012 was $1.9 million and $1.8 million, respectively. Interest income for each of the three months ended March 31, 2013 and 2012 was $0.4 million.
For the three months ended March 31, 2013 and 2012, our income tax provision was $19.0 million and $17.0 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 38.5% and 38.4%, respectively. The actual income tax rates on income before income taxes, less amounts attributable to noncontrolling interests, for the three months ended March 31, 2013 and 2012, inclusive of discrete items, were 38.7% and 38.5%, respectively. The increase in the 2013 income tax provision was primarily due to increased income before income taxes and a change in the allocation of earnings among various jurisdictions.
Liquidity and Capital Resources
The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the three months ended March 31,
	2013	2012
Net cash used in operating activities	$(95,102)	$(33,129)
Net cash used in investing activities	$(6,456)	$(28,701)
Net cash used in financing activities	$(103)	$(12,445)
Effect of exchange rate changes on cash and cash equivalents	$(4,540)	$1,608

Our consolidated cash balance decreased by approximately $106.2 million from $605.3 million at December 31, 2012 to $499.1 million at March 31, 2013. Net cash used in operating activities for the three months ended March 31, 2013 was $95.1 million compared to $33.1 million of net cash used in operating activities for the three months ended March 31, 2012. The increase in net cash used in operating activities was primarily due to changes in our working capital. Net cash used in investing activities was $6.5 million for the three months ended March 31, 2013 compared to net cash used in investing activities of $28.7 million for the three months ended March 31, 2012. The decrease in net cash used in investing activities was primarily due to a $19.2 million decrease in payments for acquisitions of businesses. Net cash used in financing activities for the three months ended March 31, 2013 decreased by approximately $12.3 million, compared to the three months ended March 31, 2012, inasmuch as no funds were used for the repurchase of common stock in the first quarter 2013 and no dividends were paid in the first quarter of 2013. Payment of the regular quarterly dividend that would have been paid the first quarter of 2013 was accelerated and paid in December 2012.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility (including interest at 1.70%) (1)	$159.4	$2.6	$5.2	$151.6	$—
Capital lease obligations	5.4	1.8	2.8	0.8	—
Operating leases	194.6	51.1	81.2	48.5	13.8
Open purchase obligations (2)	869.5	693.6	166.0	9.9	—
Other long-term obligations, including current portion (3)	267.7	31.8	231.1	4.8	—
Liabilities related to uncertain income tax positions	14.1	5.6	2.5	4.4	1.6
Total Contractual Obligations	$1,510.7	$786.5	$488.8	$220.0	$15.4

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$88.2	$88.2	$—	$—	$—
 _________

(1)
We classify these borrowings as long-term on our Condensed Consolidated Balance Sheets because of our intent to repay the amounts on a long-term basis. These amounts are outstanding at our discretion and are not payable until the 2011 Revolving Credit Facility expires in November 2016. As of March 31, 2013, there were borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility.

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

Effective November 21, 2011, we entered into an amended and restated $750.0 million revolving credit facility (the “2011 Revolving Credit Facility”). The 2011 Revolving Credit Facility expires on November 21, 2016 and permits us to increase our borrowing to $900.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of the borrowing capacity under the 2011 Revolving Credit Facility to letters of credit. The 2011 Revolving Credit Facility is guaranteed by most of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2011 Revolving Credit Facility contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2011 Revolving Credit Facility, which ranges from 0.25% to 0.35%, based on certain financial tests. The fee is 0.25% of the unused amount as of March 31, 2013. Borrowings under the 2011 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2013) plus 0.50% to 1.00%, based on certain financial tests or (2) United States dollar LIBOR (0.20% at March 31, 2013) plus 1.50% to 2.00%, based on certain financial tests. The interest rate in effect at March 31, 2013 was 1.70%. Letters of credit fees issued under this facility range from 1.50% to 2.00% of the respective face amounts of the letters of credit issued and are computed based on certain financial tests. We capitalized approximately $4.2 million of debt issuance costs associated with the 2011 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. As of March 31, 2013 and December 31, 2012, we had approximately $88.0 million and $84.0 million of letters of credit outstanding, respectively. We have borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility at March 31, 2013, which may remain outstanding at our discretion until the 2011 Revolving Credit Facility expires.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2013, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $0.9 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2011 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. Short-term liquidity is also impacted by the type and length of construction contracts in place. During past economic downturns, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Costs and estimated earnings in excess of billings on uncompleted contracts”, were $257.1 million and $290.5 million as of March 31, 2013 and December 31, 2012, respectively.
On September 26, 2011, our Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. As of March 31, 2013, we repurchased 2.1 million shares of our common stock for approximately $51.4 million, and there remains authorization for us to repurchase approximately $48.6 million of our shares. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase program may be made from time to time as permitted by securities laws and other legal requirements, including provisions in our revolving credit facility placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
On September 26, 2011, we announced our plans to pay a regular quarterly dividend of $0.05 per common share. We have paid quarterly dividends since October 25, 2011. On December 7, 2012, our Board of Directors declared a special dividend of $0.25 per share, payable in December 2012, and announced its intention to increase the regular quarterly dividend to $0.06 per share. In addition, at the December 7, 2012 meeting of our Board of Directors, the regular quarterly dividend that would have been paid in January 2013 was declared, its amount increased to $0.06 per share and its payment date accelerated to December 28, 2012. We expect that such quarterly dividends will be paid in the foreseeable future. Prior to October 25, 2011, no cash dividends had been paid on the Company’s common stock. Our revolving credit facility places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of the credit facility materially limit our ability to pay a quarterly dividend of $0.06 per share for the foreseeable future. The payment of dividends has been and will be funded from our operations.
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
Certain Insurance Matters
As of March 31, 2013 and December 31, 2012, we utilized approximately $88.0 million and $84.0 million, respectively, of letters of credit obtained under our 2011 Revolving Credit Facility as collateral for our insurance obligations.
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
Application of Critical Accounting Policies
Our condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2012. We adopted two new accounting pronouncements during the three months ended March 31, 2013 (see Note 2, “New Accounting Pronouncements”, for further information). We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.
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
Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. At March 31, 2013 and December 31, 2012, our accounts receivable of $1,253.3 million and $1,222.0 million, respectively, included allowances for doubtful accounts of $9.9 million and $11.5 million, respectively. The decrease in our allowance for doubtful accounts was due to the recovery of amounts previously determined to be uncollectible and the write-off of accounts receivable against the allowance for doubtful accounts. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
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
Income Taxes
We had net deferred income tax liabilities at March 31, 2013 and December 31, 2012 of $40.4 million and $35.6 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of March 31, 2013 and December 31, 2012, the total valuation allowance on gross deferred income tax assets was approximately $2.5 million.
Goodwill and Identifiable Intangible Assets
As of March 31, 2013, we had $566.6 million and $337.4 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2012, goodwill and net identifiable intangible assets were $566.6 million and $343.7 million, respectively. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. In assessing whether our goodwill is impaired, we first qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount using various factors. If after this assessment we are unable to determine that the fair value of a reporting unit exceeds the carrying amount, we proceed to the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. No impairment of our goodwill was recognized for either of the three month periods ended March 31, 2013 and 2012.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. No impairment of our trade names was recognized for either of the three month periods ended March 31, 2013 and 2012.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. No impairment of our other identifiable intangible assets was recognized for either of the three month periods ended March 31, 2013 and 2012.
As of March 31, 2013, we had $566.6 million of goodwill on our balance sheet and, of this amount, approximately 61.1% relates to our United States facilities services segment, approximately 38.2% relates to our United States mechanical construction and facilities services segment and approximately 0.7% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, October 1, 2012, the fair values of our United States facilities services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment exceeded their carrying values by approximately $109.2 million, $376.5 million and $306.9 million, respectively. The weighted average cost of capital used in testing goodwill for impairment was 12.8% and 12.1% for our domestic construction segments and our United States facilities services segment, respectively. The perpetual growth rate used was 2.7% for our domestic segments.
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
Although we have not yet conducted our October 1, 2013 goodwill and other impairment tests, there have been no impairments recognized through the first three months of 2013. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the three months ended March 31, 2013, including trading or speculating on changes in commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2011 Revolving Credit Facility. Borrowings under the 2011 Revolving Credit Facility bear interest at variable rates. As of March 31, 2013, there were borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility. This instrument bears interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2013) plus 0.50% to 1.00% based on certain financial tests or (2) United States dollar LIBOR (0.20% at March 31, 2013) plus 1.50% to 2.00% based on certain financial tests. The interest rate in effect at March 31, 2013 was 1.70%. Based on the $150.0 million borrowings outstanding on the 2011 Revolving Credit Facility, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.2 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.2 million in the next twelve months. Letter of credit fees issued under this facility range from 1.50% to 2.00% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. The 2011 Revolving Credit Facility expires on November 21, 2016. There is no guarantee that we will be able to renew the 2011 Revolving Credit Facility at its expiration.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. – OTHER INFORMATION.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made during the quarter ended March 31, 2013 by us:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs
January 1, 2013 to January 31, 2013	None	None	None	$48,565,219
February 1, 2013 to February 28, 2013	None	None	None	$48,565,219
March 1, 2013 to March 31, 2013	None	None	None	$48,565,219

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
Date: April 25, 2013

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
Exhibit 4.1(a) to EMCOR’s Report on Form 8-K (Date of Report November 21, 2011) (“November 2011 Form 8-K”)
4(b)	Third Amended and Restated Security Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(b) to the EMCOR’s Report on Form 8-K (Date of Report February 4, 2010) (“February 2010 Form 8-K”)
4(c)	First Supplement to Third Amended and Restated Security Agreement dated as of November 21, 2011 among the Company, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(b) to the November 2011 Form 8-K
4(d)	Third Amended and Restated Pledge Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(c) to the February 2010 Form 8-K
4(e)	First Supplement to Third Amended and Restated Pledge Agreement dated as of November 21, 2011 among the Company, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(c) to the November 2011 Form 8-K
4(f)	Second Amended and Restated Guaranty Agreement dated as of February 4, 2010 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4.1(d) to the February 2010 Form 8-K
4(g)	Reaffirmation and First Supplement to Second Amended and Restated Guaranty Agreement dated as of November 21, 2011 by certain of the Company’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4.1(d) to the November 2011 Form 8-K
4(h)	First Amendment to the Credit Agreement	Exhibit 4(h) to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Form 10-K")
10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(h-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(i-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(i-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(i-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(i-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(j-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(j-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(k-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-2)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(l-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005
10(l-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(l-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(l-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 ("March 2012 Form 10-Q")
10(l-5)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(m-1)	2003 Non-Employee Directors’ Stock Option Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held on June 12, 2003 (“2003 Proxy Statement”)
10(m-2)	First Amendment to 2003 Non-Employee Directors’ Plan	Exhibit 10(u-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)
10(n-1)	2003 Management Stock Incentive Plan	Exhibit B to EMCOR’s 2003 Proxy Statement
10(n-2)	Amendments to 2003 Management Stock Incentive Plan	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”)
10(n-3)	Second Amendment to 2003 Management Stock Incentive Plan	Exhibit 10(v-3) to 2006 Form 10-K
10(o)	Form of Stock Option Agreement evidencing grant of stock options under the 2003 Management Stock Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report January 3, 2005)
10(p)	Key Executive Incentive Bonus Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008 (“2008 Proxy Statement”)
10(q)	Consents on December 15, 2009 to Transfer Stock Options by Non-Employee Directors	Exhibit 10(z) to 2009 Form 10-K
10(r)	Form of EMCOR Option Agreement for Executive Officers granted January 2, 2003 and January 2, 2004	Exhibit 4.7 to 2004 Form S-8
10(s)	Option Agreement dated October 25, 2004 between Guzzi and EMCOR	Exhibit A to Guzzi Letter
10(t-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007
10(t-2)	Option Agreement dated December 13, 2007 under 2007 Incentive Plan between Jerry E. Ryan and EMCOR	Exhibit 10(h)(h-2) to 2007 Form 10-K
10(t-3)	Option Agreement dated December 15, 2008 under 2007 Incentive Plan between David Laidley and EMCOR	Exhibit 10.1 to Form 8-K (Date of Report December 15, 2008)
10(t-4)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K
10(u-1)	2010 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held on June 11, 2010
10(u-2)	Amendment No. 1 to 2010 Incentive Plan	Exhibit 10(f)(f-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”)
10(u-3)	Amendment No. 2 to 2012 Incentive Plan	Exhibit 10(t-3) to 2012 Form 10-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(u-4)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(u-5)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K
10(v)	Form of letter agreement between EMCOR and each Executive Officer with respect to acceleration of options granted January 2, 2003 and January 2, 2004	Exhibit 10(b)(b) to 2004 Form 10-K
10(w)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(x)
Form of Restricted Stock Award Agreement dated January 3, 2012 between EMCOR and each of Larry J. Bump, Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Frank T. MacInnis, Jerry E. Ryan and Michael T. Yonker
Exhibit 10(m)(m) to 2011 Form 10-K
10(y-1)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(y-2)
Form of Amended and Restated Restricted Stock Award Agreement dated December 14, 2011 amending and restating restricted stock award agreement dated June 1, 2011 under Director Award Program with each of Stephen W. Bershad, David A.B. Brown, Larry J. Bump, Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker
Exhibit 10(o)(o) to 2011 Form 10-K
10(z)	Restricted Stock Unit Agreement dated May 9, 2011 between EMCOR and Anthony J. Guzzi	Exhibit 10(o)(o) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10(a)(a)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(b)(b)	Form of Restricted Stock Unit Agreement dated March , 2012 between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(o)(o) to the March 31, 2012 Form 10-Q
10(c)(c)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(d)(d)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 ("June 2012 Form 10-Q")
10(e)(e)	Director Award Program, as Amended and Restated December 6, 2012	Exhibit 10(d)(d) to 2012 Form 10-K
10(f)(f)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(g)(g)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
11	Computation of Basic EPS and Diluted EPS for the three months ended March 31, 2013 and 2012	Note 4 of the Notes to the Condensed Consolidated Financial Statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Exhibit 95 to the June 2012 Form 10-Q
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Condensed Consolidated Financial Statements.
Filed