Form 10-Q
period 2013-06-30
EMCOR GROUP INC
filed 2013-07-25
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Number of shares of Common Stock outstanding as of the close of business on July 22, 2013: 67,095,485 shares.

EMCOR Group, Inc.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$530,385	$605,303
Accounts receivable, net	1,293,160	1,221,956
Costs and estimated earnings in excess of billings on uncompleted contracts	109,820	93,061
Inventories	44,994	50,512
Prepaid expenses and other	80,338	73,621
Total current assets	2,058,697	2,044,453
Investments, notes and other long-term receivables	4,239	4,959
Property, plant and equipment, net	113,562	116,631
Goodwill	566,709	566,588
Identifiable intangible assets, net	332,046	343,748
Other assets	30,083	30,691
Total assets	$3,105,336	$3,107,070
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit facility	$—	$—
Current maturities of long-term debt and capital lease obligations	1,812	1,787
Accounts payable	488,414	490,621
Billings in excess of costs and estimated earnings on uncompleted contracts	399,454	383,527
Accrued payroll and benefits	205,324	224,555
Other accrued expenses and liabilities	156,621	194,029
Total current liabilities	1,251,625	1,294,519
Borrowings under revolving credit facility	150,000	150,000
Long-term debt and capital lease obligations	3,369	4,112
Other long-term obligations	292,882	301,260
Total liabilities	1,697,876	1,749,891
Equity:
EMCOR Group, Inc. stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 68,093,417 and 68,010,419 shares issued, respectively	681	680
Capital surplus	418,054	416,104
Accumulated other comprehensive loss	(79,909)	(81,040)
Retained earnings	1,069,353	1,022,239
Treasury stock, at cost 1,016,257 and 1,046,257 shares, respectively	(11,779)	(11,903)
Total EMCOR Group, Inc. stockholders’ equity	1,396,400	1,346,080
Noncontrolling interests	11,060	11,099
Total equity	1,407,460	1,357,179
Total liabilities and equity	$3,105,336	$3,107,070
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues	$1,556,753	$1,590,035	$3,125,154	$3,128,556
Cost of sales	1,375,218	1,396,071	2,752,481	2,753,899
Gross profit	181,535	193,964	372,673	374,657
Selling, general and administrative expenses	139,623	137,675	278,133	272,179
Restructuring expenses	5,813	—	7,176	—
Operating income	36,099	56,289	87,364	102,478
Interest expense	(1,764)	(1,878)	(3,626)	(3,653)
Interest income	270	368	627	784
Income before income taxes	34,605	54,779	84,365	99,609
Income tax provision	13,131	20,799	32,173	37,821
Net income including noncontrolling interests	21,474	33,980	52,192	61,788
Less: Net income attributable to noncontrolling interests	(460)	(532)	(1,011)	(1,195)
Net income attributable to EMCOR Group, Inc.	$21,014	$33,448	$51,181	$60,593
Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.31	$0.50	$0.76	$0.91
Diluted earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.31	$0.49	$0.75	$0.89

Dividends declared per common share	$0.06	$0.10	$0.06	$0.15
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income including noncontrolling interests	$21,474	$33,980	$52,192	$61,788
Other comprehensive income, net of tax:
Foreign currency translation adjustments	102	(54)	28	(42)
Post retirement plans, amortization of actuarial loss included in net income (1)	549	531	1,103	1,047
Other comprehensive income	651	477	1,131	1,005
Comprehensive income	22,125	34,457	53,323	62,793
Less: Comprehensive income attributable to noncontrolling interests	(460)	(532)	(1,011)	(1,195)
Comprehensive income attributable to EMCOR Group, Inc.	$21,665	$33,925	$52,312	$61,598
_________

(1)	Net of tax of $0.2 million for each of the three month periods ended June 30, 2013 and 2012, and $0.4 million for each of the six month periods ended June 30, 2013 and 2012.
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows - operating activities:
Net income including noncontrolling interests	$52,192	$61,788
Depreciation and amortization	16,895	14,768
Amortization of identifiable intangible assets	12,687	14,930
Deferred income taxes	(436)	1,479
Excess tax benefits from share-based compensation	(994)	(5,282)
Equity income from unconsolidated entities	(240)	(414)
Other non-cash items	2,062	4,478
Distributions from unconsolidated entities	634	866
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(135,011)	(103,175)
Net cash used in operating activities	(52,211)	(10,562)
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired, and related contingent consideration arrangement	(1,050)	(20,613)
Proceeds from sale of property, plant and equipment	861	719
Purchase of property, plant and equipment	(14,820)	(19,012)
Purchase of short-term investments	—	(17,782)
Maturity of short-term investments	4,616	17,693
Net cash used in investing activities	(10,393)	(38,995)
Cash flows - financing activities:
Repayments of long-term debt	(4)	(37)
Repayments of capital lease obligations	(786)	(1,310)
Dividends paid to stockholders	(4,027)	(6,660)
Repurchase of common stock	(4,998)	(21,189)
Proceeds from exercise of stock options	1,933	1,909
Payments to satisfy minimum tax withholding	(927)	(733)
Issuance of common stock under employee stock purchase plan	1,344	1,263
Payments for contingent consideration arrangements	(537)	(5,748)
Distributions to noncontrolling interests	(1,050)	(1,000)
Excess tax benefits from share-based compensation	994	5,282
Net cash used in financing activities	(8,058)	(28,223)
Effect of exchange rate changes on cash and cash equivalents	(4,256)	730
Decrease in cash and cash equivalents	(74,918)	(77,050)
Cash and cash equivalents at beginning of year	605,303	511,322
Cash and cash equivalents at end of period	$530,385	$434,272
Supplemental cash flow information:
Cash paid for:
Interest	$2,730	$2,545
Income taxes	$68,147	$47,071
Non-cash financing activities:
Assets acquired under capital lease obligations	$352	$1,021
Common stock dividends declared	$—	$3,358
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, January 1, 2012	$1,245,131	$681	$417,136	$(78,649)	$910,042	$(14,476)	$10,397
Net income including noncontrolling interests	61,788	—	—	—	60,593	—	1,195
Other comprehensive income	1,005	—	—	1,005	—	—	—
Common stock issued under share-based compensation plans (2)	7,650	6	6,012	—	—	1,632	—
Common stock issued under employee stock purchase plan	1,263	—	1,263	—	—	—	—
Common stock dividends	(10,018)	—	60	—	(10,078)	—	—
Repurchase of common stock	(21,189)	(8)	(21,181)	—	—	—	—
Distributions to noncontrolling interests	(1,000)	—	—	—	—	—	(1,000)
Share-based compensation expense	3,782	—	3,782	—	—	—	—
Balance, June 30, 2012	$1,288,412	$679	$407,072	$(77,644)	$960,557	$(12,844)	$10,592
Balance, January 1, 2013	$1,357,179	$680	$416,104	$(81,040)	$1,022,239	$(11,903)	$11,099
Net income including noncontrolling interests	52,192	—	—	—	51,181	—	1,011
Other comprehensive income	1,131	—	—	1,131	—	—	—
Common stock issued under share-based compensation plans (2)	1,975	2	1,849	—	—	124	—
Common stock issued under employee stock purchase plan	1,344	—	1,344	—	—	—	—
Common stock dividends	(4,027)	—	40	—	(4,067)	—	—
Repurchase of common stock	(4,998)	(1)	(4,997)	—	—	—	—
Distributions to noncontrolling interests	(1,050)	—	—	—	—	—	(1,050)
Share-based compensation expense	3,714	—	3,714	—	—	—	—
Balance, June 30, 2013	$1,407,460	$681	$418,054	$(79,909)	$1,069,353	$(11,779)	$11,060

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

(2)	Includes the tax benefit associated with share-based compensation of $1.0 million and $6.5 million for the six months ended June 30, 2013 and 2012, respectively.
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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.
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
NOTE 3 Acquisitions of Businesses
On June 17, 2013, we announced that we had entered into a definitive agreement to acquire RepconStrickland, Inc., a leading provider of recurring turnaround and specialty services to the North American refinery and petrochemical markets, for approximately $455.0 million in cash. We expect to close the acquisition before the end of July 2013.
On May 31, 2013, we acquired a company for an immaterial amount. This company has been included in our United States mechanical construction and facilities services segment.
On January 4, 2012, we acquired a company for an immaterial amount. This company primarily provides mechanical construction services and has been included in our United States mechanical construction and facilities services segment.
The purchase price accounting for the 2012 acquisition referred to above was finalized with an insignificant impact during 2012. The acquisitions referred to above were accounted for by the acquisition method, and the prices paid for the acquired businesses have been allocated to their respective assets and liabilities, based upon the estimated fair values of their respective assets and liabilities at the dates of their respective acquisition. We believe these acquisitions further expand our service capabilities into new technical areas.
During the three months ended June 30, 2013 and 2012, respectively, we recorded a reversal of $2.4 million and $0.1 million of non-cash income attributable to contingent consideration arrangements relating to prior acquisitions. During the six months ended June 30, 2013 and 2012, respectively, we recorded a net reversal of $2.9 million and $0.1 million of non-cash income attributable to contingent consideration arrangements relating to prior acquisitions.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three and six months ended June 30, 2013 and 2012 (in thousands, except share and per share data):

	For the three months ended June 30,
	2013	2012
Numerator:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$21,014	$33,448
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	67,095,447	66,749,115
Effect of dilutive securities—Share-based awards	1,000,130	946,421
Shares used to compute diluted earnings per common share	68,095,577	67,695,536
Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.31	$0.50
Diluted earnings per share:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.31	$0.49

	For the six months ended June 30,
	2013	2012
Numerator:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$51,181	$60,593
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	67,102,530	66,717,873
Effect of dilutive securities—Share-based awards	994,459	1,103,341
Shares used to compute diluted earnings per common share	68,096,989	67,821,214
Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.76	$0.91
Diluted earnings per share:
Net income attributable to EMCOR Group, Inc. available to common stockholders	$0.75	$0.89
There were zero anti-dilutive stock options that were excluded from the calculation of diluted EPS for both the three and six months ended June 30, 2013. There were 295,819 and 151,798 anti-dilutive stock options that were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2012, respectively.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 Inventories
Inventories in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	June 30, 2013	December 31, 2012
Raw materials and construction materials	$19,478	$20,994
Work in process	25,516	29,518
	$44,994	$50,512

NOTE 6 Debt
Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	June 30, 2013	December 31, 2012
2011 Revolving Credit Facility	$150,000	$150,000
Capitalized lease obligations	5,166	5,881
Other	15	18
	155,181	155,899
Less: current maturities	1,812	1,787
	$153,369	$154,112
Credit Facilities
Effective November 21, 2011, we entered into an amended and restated $750.0 million revolving credit facility (the “2011 Revolving Credit Facility”). The 2011 Revolving Credit Facility expires on November 21, 2016 and permits us to increase our borrowing to $900.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of the borrowing capacity under the 2011 Revolving Credit Facility to letters of credit. The 2011 Revolving Credit Facility is guaranteed by most of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2011 Revolving Credit Facility contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2011 Revolving Credit Facility, which ranges from 0.25% to 0.35%, based on certain financial tests. The fee in effect on June 30, 2013 was 0.25% of the unused amount as of such date. Borrowings under the 2011 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2013) plus 0.50% to 1.00%, based on certain financial tests or (2) United States dollar LIBOR (0.20% at June 30, 2013) plus 1.50% to 2.00%, based on certain financial tests. The interest rate in effect at June 30, 2013 was 1.70%. Letters of credit fees issued under this facility range from 1.50% to 2.00% of the respective face amounts of the letters of credit issued and are computed based on certain financial tests. We capitalized approximately $4.2 million of debt issuance costs associated with the 2011 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. As of June 30, 2013 and December 31, 2012, we had approximately $92.7 million and $84.0 million of letters of credit outstanding, respectively. We have borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility at June 30, 2013, which may remain outstanding at our discretion until the 2011 Revolving Credit Facility expires.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	Assets at Fair Value as of June 30, 2013
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$530,385	—	—	$530,385
Restricted cash (2)	8,182	—	—	8,182
Short-term investments (2)	—	—	—	—
Total	$538,567	—	—	$538,567

	Assets at Fair Value as of December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$605,303	—	—	$605,303
Restricted cash (2)	6,281	—	—	6,281
Short-term investments (2)	4,879	—	—	4,879
Total	$616,463	—	—	$616,463
 _________

(1)
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, which are Level 1 assets. At June 30, 2013 and December 31, 2012, we had $146.9 million and $407.4 million, respectively, in money market funds.

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

NOTE 8 Income Taxes
For the three months ended June 30, 2013 and 2012, our income tax provision was $13.1 million and $20.8 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 40.7% and 38.2%, respectively. The actual income tax rates on income before income taxes, less amounts attributable to noncontrolling interests, for the three months ended June 30, 2013 and 2012, inclusive of discrete items, were 38.5% and 38.3%, respectively. For the six months ended June 30, 2013 and 2012, our income tax provision was $32.2 million and $37.8 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 39.4% and 38.3%, respectively. The actual income tax rates on income before income taxes, less amounts attributable to noncontrolling interests, for the six months ended June 30, 2013 and 2012, inclusive of discrete items, were 38.6% and 38.4%, respectively. The decrease in the 2013 income tax provision was primarily due to reduced income before income taxes and a change in the allocation of earnings amongst various jurisdictions.
As of June 30, 2013 and December 31, 2012, the amount of unrecognized income tax benefits for each period was $11.3 million (of which $6.6 million, if recognized, would favorably affect our effective income tax rate).

We report interest expense related to unrecognized income tax benefits in the income tax provision. As of June 30, 2013 and December 31, 2012, we had approximately $3.0 million and $2.6 million, respectively, of accrued interest related to

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 Income Taxes - (Continued)

unrecognized income tax benefits included as a liability on the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2013 and 2012, $0.2 million and $0.1 million of interest expense was recognized, respectively. For the six months ended June 30, 2013 and 2012, $0.4 million and $0.2 million of interest expense was recognized, respectively.
It is possible that approximately $3.0 million of unrecognized income tax benefits at June 30, 2013, primarily relating to uncertain tax positions attributable to certain intercompany transactions and compensation related accruals, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations.
We file income tax returns with the Internal Revenue Service and various state, local and foreign jurisdictions. The Company is currently under examination by various taxing authorities for the years 2008 through 2011. The Internal Revenue Service is currently auditing our 2010 federal income tax return. We are still subject to audit for the years 2009 through 2011.
NOTE 9 Common Stock
As of June 30, 2013 and December 31, 2012, 67,077,160 and 66,964,162 shares of our common stock were outstanding, respectively.
During the three months ended June 30, 2013 and 2012, 75,398 and 57,626 shares of common stock, respectively, were issued primarily upon: (a) the satisfaction of required conditions under certain of our share-based compensation plans, (b) the purchase of common stock pursuant to our employee stock purchase plan and (c) the exercise of stock options. During the six months ended June 30, 2013 and 2012, 215,197 and 418,640 shares of common stock, respectively, were issued primarily upon: (a) the satisfaction of required conditions under certain of our share-based compensation plans, (b) the exercise of stock options and (c) the purchase of common stock pursuant to our employee stock purchase plan.
On September 26, 2011, our Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. During 2013, we repurchased approximately 0.1 million shares of our common stock for approximately $5.0 million. As of June 30, 2013, we repurchased 2.2 million shares of our common stock for approximately $56.4 million, and there remains authorization for us to repurchase approximately $43.6 million of our shares. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase program may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our revolving credit facility placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
NOTE 10 Retirement Plans
Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under this plan.
Components of Net Periodic Pension Cost
The components of net periodic pension cost of the UK Plan for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Interest cost	$3,033	$3,114	$6,103	$6,221
Expected return on plan assets	(3,536)	(3,264)	(7,115)	(6,521)
Amortization of unrecognized loss	631	609	1,269	1,217
Net periodic pension cost	$128	$459	$257	$917
Employer Contributions
For the six months ended June 30, 2013, our United Kingdom subsidiary contributed approximately $2.6 million to its defined benefit pension plan. It anticipates contributing an additional $2.7 million during the remainder of 2013.

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
One of our subsidiaries was a subcontractor to a mechanical contractor ("Mechanical Contractor") on a construction project where an explosion occurred. An investigation of the matter could not determine who was responsible for the explosion. As a result of the explosion, lawsuits have been commenced against various parties, but, to date, no lawsuits have been commenced against our subsidiary with respect to personal injury or damage to property as a consequence of the explosion. However, the Mechanical Contractor has asserted claims, in the context of an arbitration proceeding against our subsidiary, alleging that our subsidiary is responsible for a portion of the damages for which the Mechanical Contractor may be liable as a result of: (a) losses asserted by the owner of the project and/or the owner's general contractor because of delays in completion of the project and damages to its property, (b) personal injury suffered by individuals as a result of the explosion and (c) the Mechanical Contractor's legal fees in defending against any and all such claims. We believe, and have been advised by counsel, that we have a number of meritorious defenses to all such matters. We believe that the ultimate outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. Notwithstanding our assessment of the final impact of this matter, we are not able to estimate with any certainty the amount of loss, if any, which would be associated with an adverse resolution.
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
Restructuring expenses
Restructuring expenses were $5.8 million and $7.2 million for the three and six months ended June 30, 2013, respectively, which primarily related to employee severance obligations and the termination of leased facilities in the construction operations of our United Kingdom construction and facilities services segment. Restructuring expenses for the three months ended June 30, 2013 included $5.2 million of employee severance obligations and $0.6 million relating to the termination of leased facilities. Restructuring expenses for the six months ended June 30, 2013 included $6.6 million of employee severance obligations and $0.6 million relating to the termination of leased facilities. The majority of these restructuring expenses were as a result of our decision to withdraw from the construction market in the United Kingdom during the quarter ended June 30, 2013, due to recurring losses over the last several years in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future. There were no restructuring expenses for the three and six months ended June 30, 2012. As of June 30, 2013, the balance of obligations yet to be paid was $3.8 million, the majority of which is expected to be paid in 2013. We expect to incur an additional $3.5 million of expenses in connection with this restructuring through 2014.

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
The following tables present information about industry segments and geographic areas for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the three months ended June 30,
	2013	2012
Revenues from unrelated entities:
United States electrical construction and facilities services	$336,330	$295,846
United States mechanical construction and facilities services	583,963	626,617
United States facilities services	527,394	527,733
Total United States operations	1,447,687	1,450,196
United Kingdom construction and facilities services	109,066	139,839
Total worldwide operations	$1,556,753	$1,590,035

Total revenues:
United States electrical construction and facilities services	$343,335	$305,553
United States mechanical construction and facilities services	598,847	631,850
United States facilities services	541,650	531,984
Less intersegment revenues	(36,145)	(19,191)
Total United States operations	1,447,687	1,450,196
United Kingdom construction and facilities services	109,066	139,839
Total worldwide operations	$1,556,753	$1,590,035

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 Segment Information - (Continued)

	For the six months ended June 30,
	2013	2012
Revenues from unrelated entities:
United States electrical construction and facilities services	$643,914	$586,383
United States mechanical construction and facilities services	1,125,080	1,200,820
United States facilities services	1,128,094	1,060,623
Total United States operations	2,897,088	2,847,826
United Kingdom construction and facilities services	228,066	280,730
Total worldwide operations	$3,125,154	$3,128,556

Total revenues:
United States electrical construction and facilities services	$653,110	$600,361
United States mechanical construction and facilities services	1,150,631	1,209,416
United States facilities services	1,150,101	1,071,737
Less intersegment revenues	(56,754)	(33,688)
Total United States operations	2,897,088	2,847,826
United Kingdom construction and facilities services	228,066	280,730
Total worldwide operations	$3,125,154	$3,128,556

	For the three months ended June 30,
	2013	2012
Operating income (loss):
United States electrical construction and facilities services	$25,236	$22,409
United States mechanical construction and facilities services	18,248	29,506
United States facilities services	20,028	16,022
Total United States operations	63,512	67,937
United Kingdom construction and facilities services	(4,537)	3,962
Corporate administration	(17,063)	(15,610)
Restructuring expenses	(5,813)	—
Total worldwide operations	36,099	56,289
Other corporate items:
Interest expense	(1,764)	(1,878)
Interest income	270	368
Income before income taxes	$34,605	$54,779

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 Segment Information - (Continued)

	For the six months ended June 30,
	2013	2012
Operating income (loss):
United States electrical construction and facilities services	$44,176	$45,975
United States mechanical construction and facilities services	29,388	52,329
United States facilities services	55,655	27,451
Total United States operations	129,219	125,755
United Kingdom construction and facilities services	(3,258)	7,444
Corporate administration	(31,421)	(30,721)
Restructuring expenses	(7,176)	—
Total worldwide operations	87,364	102,478
Other corporate items:
Interest expense	(3,626)	(3,653)
Interest income	627	784
Income before income taxes	$84,365	$99,609

	June 30, 2013	December 31, 2012
Total assets:
United States electrical construction and facilities services	$336,221	$283,997
United States mechanical construction and facilities services	821,900	785,286
United States facilities services	1,170,654	1,200,288
Total United States operations	2,328,775	2,269,571
United Kingdom construction and facilities services	183,425	214,455
Corporate administration	593,136	623,044
Total worldwide operations	$3,105,336	$3,107,070
Included in our corporate administration operating loss for the six months ended June 30, 2013 is the receipt of an insurance recovery of approximately $2.6 million that was received in January 2013 and is associated with a previously disposed of operation, which is classified as a component of "Cost of sales" on the Condensed Consolidated Statements of Operations.

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
Overview
The following table presents selected financial data for the three months ended June 30, 2013 and 2012 (in thousands, except percentages and per share data):

	For the three months ended June 30,
	2013	2012
Revenues	$1,556,753	$1,590,035
Revenues (decrease) increase from prior year	(2.1)%	18.0%
Operating income	$36,099	$56,289
Operating income as a percentage of revenues	2.3%	3.5%
Restructuring expenses	$5,813	$—
Net income attributable to EMCOR Group, Inc.	$21,014	$33,448
Diluted earnings per common share from continuing operations	$0.31	$0.49

Our results for the second quarter of 2013 were negatively impacted by unfavorable performance in both our United Kingdom construction and facilities services segment and our United States mechanical construction and facilities services segment, resulting in an overall decrease in our revenues, operating income and operating margins (operating income as a percentage of revenues) when compared to the same period in 2012.
Due to recurring losses over the last several years in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future, we determined, and announced during the quarter ended June 30, 2013 our decision, to withdraw from the United Kingdom construction market. As a consequence of both weak market conditions and our decision to withdraw from the construction market in the United Kingdom, we incurred operating losses and restructuring expenses aggregating approximately $13.8 million in these construction operations during the second quarter of 2013, a portion of which were offset by operating income from our facilities services operations in that segment. We anticipate incurring approximately $6.0 million in such losses and expenses during the remainder of 2013 and returning the United Kingdom segment to profitability in 2014 through improvement of its facilities services operations.
The declines in operating income and operating margin within our United States mechanical construction and facilities services segment were primarily the result of poor performance by one of our subsidiaries at two projects (resulting in a loss of approximately $10.9 million) located in the southeastern United States. One of these projects was in progress at the time of acquisition of the subsidiary. The other project, which was contracted for post-acquisition, has suffered losses principally due to poor performance by a subcontractor on the project which we have replaced.
Offsetting this unfavorable performance was continued improvement in operating results in our United States facilities services segment, as well as improved performance in our United States electrical construction and facilities services segment.
In addition, during the second quarter of 2013, we announced that we had entered into a definitive agreement to acquire RepconStrickland, Inc., a leading provider of recurring turnaround and specialty services to the North American refinery and petrochemical markets. We expect to close the acquisition before the end of July 2013.
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
We completed one acquisition during the first quarter of 2013 for an immaterial amount. The results of the acquired company has been included in our United States mechanical construction and facilities services segment; the acquired company expands our service capabilities into new technical areas. The acquisition is not material to our results of operations for the periods presented.
Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended June 30,
	2013	% of Total	2012	% of Total
Revenues:
United States electrical construction and facilities services	$336,330	22%	$295,846	19%
United States mechanical construction and facilities services	583,963	38%	626,617	39%
United States facilities services	527,394	34%	527,733	33%
Total United States operations	1,447,687	93%	1,450,196	91%
United Kingdom construction and facilities services	109,066	7%	139,839	9%
Total worldwide operations	$1,556,753	100%	$1,590,035	100%

	For the six months ended June 30,
	2013	% of Total	2012	% of Total
Revenues:
United States electrical construction and facilities services	$643,914	21%	$586,383	19%
United States mechanical construction and facilities services	1,125,080	36%	1,200,820	38%
United States facilities services	1,128,094	36%	1,060,623	34%
Total United States operations	2,897,088	93%	2,847,826	91%
United Kingdom construction and facilities services	228,066	7%	280,730	9%
Total worldwide operations	$3,125,154	100%	$3,128,556	100%

As described below in more detail, our revenues for the three months ended June 30, 2013 decreased to $1.56 billion compared to $1.59 billion of revenues for the three months ended June 30, 2012, and our revenues were $3.13 billion for each of the six month periods ended June 30, 2013 and 2012. This overall decrease in revenues for the second quarter of 2013 was attributable to lower revenues from our United States mechanical construction and facilities services segment and our United Kingdom construction and facilities services segment, partially offset by higher revenues from our United States electrical construction and facilities services segment. We continue to be disciplined in a very competitive marketplace by only accepting work that we believe can be performed at reasonable margins.

The following table presents our operating segment backlog from unrelated entities and their respective percentages of total backlog (in thousands, except for percentages):

	June 30, 2013	% of Total	December 31, 2012	% of Total	June 30, 2012	% of Total
Backlog:
United States electrical construction and facilities services	$963,033	27%	$831,910	25%	$821,911	25%
United States mechanical construction and facilities services	1,449,606	41%	1,357,892	40%	1,265,264	39%
United States facilities services	909,067	26%	941,414	28%	949,168	29%
Total United States operations	3,321,706	95%	3,131,216	93%	3,036,343	92%
United Kingdom construction and facilities services	189,451	5%	243,169	7%	247,644	8%
Total worldwide operations	$3,511,157	100%	$3,374,385	100%	$3,283,987	100%
Our backlog at June 30, 2013 was $3.51 billion compared to $3.28 billion at June 30, 2012 and $3.37 billion at December 31, 2012. The increase in backlog at June 30, 2013, compared to such backlog at June 30, 2012, was primarily attributable to an increase in contracts awarded for work in our: (a) United States mechanical construction and facilities services segment and (b) United States electrical construction and facilities services segment. This increase was partially offset by a decrease in backlog in our: (a) United Kingdom construction and facilities services segment and (b) United States facilities services segment. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We include a project within our backlog at such time as a contract is awarded. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. If the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the initial contract award. Our backlog includes: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business and (d) claims that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Claim amounts were immaterial for all periods presented. Our backlog does not include: (a) any quantification or value for time and material contracts as the total revenues to be realized from such projects is difficult to estimate, (b) anticipated revenues from unconsolidated joint ventures or variable interest entities and (c) anticipated revenues from pass-through costs on contracts for which we are acting in the capacity of an agent and revenues are reported on the net basis. We believe our backlog is firm, although many contracts are subject to cancellation clauses at the election of our customers. Historically, these provisions have not had a material adverse effect on us.
Revenues of our United States electrical construction and facilities services segment were $336.3 million and $643.9 million for the three and six months ended June 30, 2013, respectively, compared to revenues of $295.8 million and $586.4 million for the three and six months ended June 30, 2012, respectively. The increase in revenues was primarily attributable to higher levels of work from commercial, industrial and institutional construction projects, primarily in the Los Angeles and New York City markets. These increases were partially offset by a decrease in revenues from water and wastewater construction projects.
Our United States mechanical construction and facilities services segment revenues for the three months ended June 30, 2013 were $584.0 million, a $42.7 million decrease compared to revenues of $626.6 million for the three months ended June 30, 2012. Revenues of this segment for the six months ended June 30, 2013 were $1,125.1 million, a $75.7 million decrease compared to revenues of $1,200.8 million for the six months ended June 30, 2012. The decrease in revenues was primarily attributable to declines in revenues from commercial, healthcare, water and wastewater, institutional and hospitality construction projects, partially offset by an increase in revenues from industrial and transportation construction projects.
Revenues of our United States facilities services segment for the three months ended June 30, 2013 decreased by $0.3 million compared to the three months ended June 30, 2012, and revenues for the six months ended June 30, 2013 increased by $67.5 million compared to the six months ended June 30, 2012. A decrease in revenues for the three months ended June 30, 2013 from our commercial site-based services and government site-based services was offset by an increase in revenues from our energy services and our mobile mechanical services. The increase in revenues for the six months ended June 30, 2013 was primarily attributable to increased revenues from our industrial services, our commercial site-based services, our energy services and our mobile mechanical services, partially offset by a decrease in revenues from our government site-based services. The decrease in revenues for both periods from our government site-based services was primarily due to a reduction in discretionary government project spending and maintenance contracts lost in 2012.

Our United Kingdom construction and facilities services segment revenues were $109.1 million and $228.1 million for the three and six months ended June 30, 2013, respectively, compared to revenues of $139.8 million and $280.7 million for the three and six months ended June 30, 2012, respectively. The decrease in revenues for both periods was attributable to: (a) a decrease in levels of work from its construction operations, as a consequence of both weak market conditions and our decision to withdraw from the construction market in the United Kingdom during the quarter ended June 30, 2013, due to recurring losses over the last several years in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future, and (b) a decrease of $3.4 million and $5.2 million, respectively, relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar.
Cost of sales and Gross profit
The following tables present our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Cost of sales	$1,375,218	$1,396,071	$2,752,481	$2,753,899
Gross profit	$181,535	$193,964	$372,673	$374,657
Gross profit, as a percentage of revenues	11.7%	12.2%	11.9%	12.0%
Our gross profit decreased by $12.4 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Gross profit decreased by $2.0 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease in gross profit and gross profit margin for both periods was predominantly attributable to lower revenues and margins from: (a) our United States mechanical construction and facilities services segment, as a consequence of losses of $10.9 million for the three months ended June 30, 2013, resulting in a 0.8% impact on consolidated gross profit margin, and losses of $18.5 million for the six months ended June 30, 2013, resulting in a 0.6% impact on consolidated gross profit margin, at two projects from one of our subsidiaries located in the southeastern United States, and (b) our United Kingdom construction and facilities services segment, partially offset by: (a) increased revenues and/or margins from our United States facilities services segment and our United States electrical construction and facilities services segment and (b) lower amortization expense associated with identifiable intangible assets. In addition, the first quarter of 2013 benefited from the receipt of an insurance recovery of approximately $2.6 million associated with a previously disposed of operation, which is classified as a component of "Cost of sales" on the Condensed Consolidated Statements of Operations.
Our gross profit margin was 11.7% and 12.2% for the three months ended June 30, 2013 and 2012, respectively. Gross profit margin was 11.9% and 12.0% for the six months ended June 30, 2013 and 2012, respectively. Gross profit margin increased in our United States facilities services segment and decreased in all our other reportable segments.
Selling, general and administrative expenses
The following tables present our selling, general and administrative expenses and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Selling, general and administrative expenses	$139,623	$137,675	$278,133	$272,179
Selling, general and administrative expenses, as a percentage of revenues	9.0%	8.7%	8.9%	8.7%
Our selling, general and administrative expenses for the three months ended June 30, 2013 increased by $1.9 million to $139.6 million compared to $137.7 million for the three months ended June 30, 2012. Selling, general and administrative expenses for the six months ended June 30, 2013 increased by $6.0 million to $278.1 million compared to $272.2 million for the six months ended June 30, 2012. Selling, general and administrative expenses as a percentage of revenues were 9.0% and 8.9% for the three and six months ended June 30, 2013, respectively, compared to 8.7% for both the three and six months ended June 30, 2012. This increase in selling, general and administrative expenses for both periods primarily resulted from higher employee related costs, such as salaries and accrued incentive compensation, as a result of improved operating performance from certain of our operating subsidiaries. Additionally, selling, general and administrative expenses for the three months ended June 30, 2013 included $1.4 million of transaction costs associated with a pending acquisition, offset by $2.4 million of income attributable to the reversal of contingent consideration accruals relating to an acquisition made prior to 2012. Selling, general and administrative expenses as a percentage of revenues increased slightly for the three and six months ended June 30, 2013 compared to the same periods in 2012.

Restructuring expenses
Restructuring expenses were $5.8 million and $7.2 million for the three and six months ended June 30, 2013, respectively, which primarily related to employee severance obligations and the termination of leased facilities in the construction operations of our United Kingdom construction and facilities services segment, as a result of our decision to withdraw from the construction market in the United Kingdom during the quarter ended June 30, 2013. Restructuring expenses for the three months ended June 30, 2013 included $5.2 million of employee severance obligations and $0.6 million relating to the termination of leased facilities. Restructuring expenses for the six months ended June 30, 2013 included $6.6 million of employee severance obligations and $0.6 million relating to the termination of leased facilities. There were no restructuring expenses for the three and six months ended June 30, 2012. As of June 30, 2013, the balance of obligations yet to be paid was $3.8 million, the majority of which is expected to be paid in 2013. We expect to incur an additional $3.5 million of expenses in connection with this restructuring through 2014.
Operating income
The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended June 30,
	2013	% of Segment Revenues	2012	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$25,236	7.5%	$22,409	7.6%
United States mechanical construction and facilities services	18,248	3.1%	29,506	4.7%
United States facilities services	20,028	3.8%	16,022	3.0%
Total United States operations	63,512	4.4%	67,937	4.7%
United Kingdom construction and facilities services	(4,537)	(4.2)%	3,962	2.8%
Corporate administration	(17,063)	—	(15,610)	—
Restructuring expenses	(5,813)	—	—	—
Total worldwide operations	36,099	2.3%	56,289	3.5%
Other corporate items:
Interest expense	(1,764)		(1,878)
Interest income	270		368
Income before income taxes	$34,605		$54,779

	For the six months ended June 30,
	2013	% of Segment Revenues	2012	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$44,176	6.9%	$45,975	7.8%
United States mechanical construction and facilities services	29,388	2.6%	52,329	4.4%
United States facilities services	55,655	4.9%	27,451	2.6%
Total United States operations	129,219	4.5%	125,755	4.4%
United Kingdom construction and facilities services	(3,258)	(1.4)%	7,444	2.7%
Corporate administration	(31,421)	—	(30,721)	—
Restructuring expenses	(7,176)	—	—	—
Total worldwide operations	87,364	2.8%	102,478	3.3%
Other corporate items:
Interest expense	(3,626)		(3,653)
Interest income	627		784
Income before income taxes	$84,365		$99,609
As described below in more detail, operating income was $36.1 million and $87.4 million for the three and six months ended June 30, 2013, respectively, and $56.3 million and $102.5 million for the three and six months ended June 30, 2012. Operating margin was 2.3% for the three months ended June 30, 2013 compared to 3.5% for the three months ended June 30, 2012, and operating margin was 2.8% for the six months ended June 30, 2013 compared to 3.3% for the six months ended June 30, 2012.
Operating income of our United States electrical construction and facilities services segment for the three and six months ended June 30, 2013 was $25.2 million and $44.2 million, respectively, compared to operating income of $22.4 million and $46.0 million for the three and six months ended June 30, 2012, respectively. The increase in operating income for the three months ended June 30, 2013 was primarily the result of an increase in gross profit attributable to industrial, commercial and transportation construction projects, partially offset by a decrease in gross profit attributable to water and wastewater construction projects. The decline in operating income for the six months ended June 30, 2013 was primarily the result of a decrease in gross profit from water and wastewater and transportation construction projects, partially offset by an increase in gross profit attributable to industrial, institutional and commercial construction projects. Additionally, operating income benefited from the resolution of a construction claim on a healthcare project during the first three months of 2012. The decline in gross profit for both periods from water and wastewater projects was primarily related to certain projects nearing completion from an operation within the New York City market. Selling, general and administrative expenses increased slightly for the three and six months ended June 30, 2013 compared to the same periods in 2012. The decrease in operating margin for the three and six months ended June 30, 2013 was the result of a reduction in gross profit margin.
Our United States mechanical construction and facilities services segment operating income for the three months ended June 30, 2013 was $18.2 million, an $11.3 million decrease compared to operating income of $29.5 million for the three months ended June 30, 2012. Operating income for the six months ended June 30, 2013 was $29.4 million, a $22.9 million decrease compared to operating income of $52.3 million for the six months ended June 30, 2012. This decrease in operating income for both periods was primarily due to a decrease in gross profit from industrial, institutional, water and wastewater and healthcare construction projects, partially offset by lower amortization expense associated with identifiable intangible assets. The results included losses of $10.9 million for the three months ended June 30, 2013, resulting in a 1.9% impact on this segment's operating margin, and losses of $18.5 million, resulting in a 1.7% impact on this segment's operating margin, for the six months ended June 30, 2013, at two projects from one of our subsidiaries located in the southeastern United States. One of these projects was in progress at the time of acquisition of the subsidiary. The other project, which was contracted for post-acquisition, has suffered losses principally due to poor performance by a subcontractor on the project which we have replaced. The decrease in operating income for both periods was partially offset by a decrease in selling, general and administrative expenses, primarily due to $2.4 million of income attributable to the reversal of contingent consideration accruals relating to an acquisition made prior to 2012. The decrease in operating margin for both periods was the result of a reduction in gross profit margin.
Operating income of our United States facilities services segment for the three months ended June 30, 2013 increased by $4.0 million compared to operating income for the three months ended June 30, 2012, and operating income for the six months ended June 30, 2013 increased by $28.2 million compared to operating income for the six months ended June 30, 2012. The increase in operating income for the three months ended June 30, 2013 was primarily attributable to an increase in gross profit from this segment's (a) energy services, as a result of profit on large project work, (b) mobile mechanical services, partially as a result of higher project margins due to more selective bidding practices and improved job execution, and (c) commercial site-based services. The increase in operating income for the six months ended June 30, 2013 was primarily attributable to an increase in gross profit from this segment's: (a) industrial services, as a result of an increase in the demand for turnaround projects and our heat exchanger services during the first quarter of 2013, (b) commercial site-based services, partially attributable to an increase in revenues from snow removal during the first quarter of 2013, and (c) mobile mechanical services, partially as a result of higher project margins due to more selective bidding practices and improved job execution. The increase in operating income for both periods was partially offset by lower gross profit from our government site-based services as a result of a reduction in discretionary government project spending and contracts lost in 2012. Operating income was negatively impacted by an increase in selling, general and administrative expenses for both periods, primarily due to: (a) an increase in employee related costs, such as incentive compensation, and (b) a higher provision for doubtful accounts. This segment's operating income in the first quarter of 2012 was adversely impacted by start up and transition costs relating to new commercial site-based contracts. The increase in operating margin for both periods was primarily the result of an increase in gross profit margin, primarily due to increased margins from our mobile mechanical services, commercial site-based services, energy services and industrial services operations.
Our United Kingdom construction and facilities services segment operating losses for the three and six months ended June 30, 2013 were $4.5 million and $3.3 million, respectively, compared to operating income of $4.0 million and $7.4 million for the three and six months ended June 30, 2012, respectively. These decreases were the result of operating losses of $8.0 million and $11.9 million for the three and six months ended June 30, 2013, respectively, from its construction operations as a result of lower volume and project write-downs, as well as from both weak market conditions and our decision to withdraw from the construction market in the United Kingdom during the quarter ended June 30, 2013, due to recurring losses over the last several years in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future, partially offset by lower selling general and administrative expenses predominantly as a result of lower employee related costs. Operating margin in this segment decreased for both periods due to operating losses from its construction operations.
Our corporate administration expenses for the three months ended June 30, 2013 were $17.1 million compared to $15.6 million for the three months ended June 30, 2012. Our corporate administration expenses for the six months ended June 30, 2013 were $31.4 million compared to $30.7 million for the six months ended June 30, 2012. The increase in expenses for the three months ended June 30, 2013 compared to the same period in 2012 was primarily due to $1.4 million of transactions costs associated with a pending acquisition. Excluding the receipt of an insurance recovery of approximately $2.6 million in the first quarter of 2013 associated with a previously disposed of operation, which is classified as a component of "Cost of sales" on the Condensed Consolidated Statements of Operations, our corporate administration operating loss for the six months ended June 30, 2013 increased primarily due to higher employee related costs, such as salaries and incentive compensation.
Interest expense for the three months ended June 30, 2013 and 2012 was $1.8 million and $1.9 million, respectively. Interest expense for the six months ended June 30, 2013 and 2012 was $3.6 million and $3.7 million, respectively. Interest income for the three months ended June 30, 2013 and 2012 was $0.3 million and $0.4 million, respectively. Interest income for the six months ended June 30, 2013 and 2012 was $0.6 million and $0.8 million, respectively.
For the three months ended June 30, 2013 and 2012, our income tax provision was $13.1 million and $20.8 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 40.7% and 38.2%, respectively. The actual income tax rates on income before income taxes, less amounts attributable to noncontrolling interests, for the three months ended June 30, 2013 and 2012, inclusive of discrete items, were 38.5% and 38.3%, respectively. For the six months ended June 30, 2013 and 2012, our income tax provision was $32.2 million and $37.8 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 39.4% and 38.3%, respectively. The actual income tax rates on income before income taxes, less amounts attributable to noncontrolling interests, for the six months ended June 30, 2013 and 2012, inclusive of discrete items, were 38.6% and 38.4%, respectively. The decrease in the 2013 income tax provision was primarily due to reduced income before income taxes and a change in the allocation of earnings amongst various jurisdictions.
Liquidity and Capital Resources
The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the six months ended June 30,
	2013	2012
Net cash used in operating activities	$(52,211)	$(10,562)
Net cash used in investing activities	$(10,393)	$(38,995)
Net cash used in financing activities	$(8,058)	$(28,223)
Effect of exchange rate changes on cash and cash equivalents	$(4,256)	$730

Our consolidated cash balance decreased by approximately $74.9 million from $605.3 million at December 31, 2012 to $530.4 million at June 30, 2013. Net cash used in operating activities for the six months ended June 30, 2013 was $52.2 million compared to $10.6 million of net cash used in operating activities for the six months ended June 30, 2012. The increase in net cash used in operating activities was primarily due to: (a) an $85.2 million increase in our accounts receivable balances, partially offset by a $67.6 million increase in net over-billings, related to the timing of customer billings and payments, (b) a $31.4 million reduction in other accrued expenses, primarily due to a reduction in federal taxes payable, and (c) other changes in our working capital. Net cash used in investing activities was $10.4 million for the six months ended June 30, 2013 compared to net cash used in investing activities of $39.0 million for the six months ended June 30, 2012. The decrease in net cash used in investing activities was primarily due to a $19.6 million decrease in payments for acquisitions of businesses and related contingent consideration arrangement, and a $4.2 million decrease in amounts paid for the purchase of property, plant and equipment. Net cash used in financing activities for the six months ended June 30, 2013 decreased by approximately $20.2 million compared to the six months ended June 30, 2012. The decrease in net cash used in financing activities was primarily due to a $16.2 million decrease in funds used for the repurchase of common stock and a $2.6 million decrease in dividends paid to stockholders. Payment of the regular quarterly dividend that would have been paid the first quarter of 2013 was accelerated and paid in December 2012.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility (including interest at 1.70%) (1)	$158.7	$2.6	$5.2	$150.9	$—
Capital lease obligations	5.6	2.0	2.8	0.8	—
Operating leases	188.6	51.4	79.8	39.0	18.4
Open purchase obligations (2)	846.9	661.5	175.8	9.6	—
Other long-term obligations, including current portion (3)	266.9	29.9	232.3	4.7	—
Liabilities related to uncertain income tax positions	14.3	5.7	2.5	4.5	1.6
Total Contractual Obligations	$1,481.0	$753.1	$498.4	$209.5	$20.0

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$93.0	$93.0	$—	$—	$—
 _________

(1)
We classify these borrowings as long-term on our Condensed Consolidated Balance Sheets because of our intent to repay the amounts on a long-term basis. These amounts are outstanding at our discretion and are not payable until the 2011 Revolving Credit Facility expires in November 2016. As of June 30, 2013, there were borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility.

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

Effective November 21, 2011, we entered into an amended and restated $750.0 million revolving credit facility (the “2011 Revolving Credit Facility”). The 2011 Revolving Credit Facility expires on November 21, 2016 and permits us to increase our borrowing to $900.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of the borrowing capacity under the 2011 Revolving Credit Facility to letters of credit. The 2011 Revolving Credit Facility is guaranteed by most of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2011 Revolving Credit Facility contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2011 Revolving Credit Facility, which ranges from 0.25% to 0.35%, based on certain financial tests. The fee is 0.25% of the unused amount as of June 30, 2013. Borrowings under the 2011 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2013) plus 0.50% to 1.00%, based on certain financial tests or (2) United States dollar LIBOR (0.20% at June 30, 2013) plus 1.50% to 2.00%, based on certain financial tests. The interest rate in effect at June 30, 2013 was 1.70%. Letters of credit fees issued under this facility range from 1.50% to 2.00% of the respective face amounts of the letters of credit issued and are computed based on certain financial tests. We capitalized approximately $4.2 million of debt issuance costs associated with the 2011 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. As of June 30, 2013 and December 31, 2012, we had approximately $92.7 million and $84.0 million of letters of credit outstanding, respectively. We have borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility at June 30, 2013, which may remain outstanding at our discretion until the 2011 Revolving Credit Facility expires.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2013, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $0.9 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2011 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. Short-term liquidity is also impacted by the type and length of construction contracts in place. During past economic downturns, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Costs and estimated earnings in excess of billings on uncompleted contracts”, were $289.6 million and $290.5 million as of June 30, 2013 and December 31, 2012, respectively.
On September 26, 2011, our Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. During 2013, we repurchased approximately 0.1 million shares of our common stock for approximately $5.0 million. As of June 30, 2013, we repurchased 2.2 million shares of our common stock for approximately $56.4 million, and there remains authorization for us to repurchase approximately $43.6 million of our shares. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase program may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our revolving credit facility placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
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
Certain Insurance Matters
As of June 30, 2013 and December 31, 2012, we utilized approximately $92.7 million and $84.0 million, respectively, of letters of credit obtained under our 2011 Revolving Credit Facility as collateral for our insurance obligations.
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
Application of Critical Accounting Policies
Our condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2012. We adopted two new accounting pronouncements during the six months ended June 30, 2013 (see Note 2, “New Accounting Pronouncements”, of the notes to condensed consolidated financial statements for further information). We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.
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
Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill unbilled revenues and collect amounts after billing. The profit associated with claim amounts is not recognized until the claim has been settled and payment has been received. We did not recognize any material amounts associated with claim settlements during the periods presented. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the condensed consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of facilities services for maintenance, repair and retrofit work consistent with the performance of services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. At June 30, 2013 and December 31, 2012, our accounts receivable of $1,293.2 million and $1,222.0 million, respectively, included allowances for doubtful accounts of $10.8 million and $11.5 million, respectively. The decrease in our allowance for doubtful accounts was primarily due to the write-off of accounts receivable against the allowance for doubtful accounts. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
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
Income Taxes
We had net deferred income tax liabilities at June 30, 2013 and December 31, 2012 of $36.7 million and $35.6 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of June 30, 2013 and December 31, 2012, the total valuation allowance on gross deferred income tax assets was approximately $2.5 million.
Goodwill and Identifiable Intangible Assets
As of June 30, 2013, we had $566.7 million and $332.0 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2012, goodwill and net identifiable intangible assets were $566.6 million and $343.7 million, respectively. The changes to goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2012 were primarily related to the acquisition of a company during 2013. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 12, "Segment Information", of the notes to condensed consolidated financial statements. In assessing whether our goodwill is impaired, we first qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount using various factors. If after this assessment we are unable to determine that the fair value of a reporting unit exceeds the carrying amount, we proceed to the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. No impairment of our goodwill was recognized for either of the three or six month periods ended June 30, 2013 and 2012.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. No impairment of our trade names was recognized for either of the three or six month periods ended June 30, 2013 and 2012.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. No impairment of our other identifiable intangible assets was recognized for either of the three or six month periods ended June 30, 2013 and 2012.
As of June 30, 2013, we had $566.7 million of goodwill on our balance sheet and, of this amount, approximately 61.0% relates to our United States facilities services segment, approximately 38.3% relates to our United States mechanical construction and facilities services segment and approximately 0.7% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, October 1, 2012, the fair values of our United States facilities services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment exceeded their carrying values by approximately $109.2 million, or 12.8%, $376.5 million, or 169.4%, and $306.9 million, or over 2,000%, respectively. The weighted average cost of capital used in testing goodwill for impairment was 12.8% and 12.1% for our domestic construction segments and our United States facilities services segment, respectively. The perpetual growth rate used was 2.7% for our domestic segments.
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
Although we have not yet conducted our October 1, 2013 goodwill and other impairment tests, there have been no impairments recognized through the first six months of 2013. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the three months ended June 30, 2013, including trading or speculating on changes in commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2011 Revolving Credit Facility. Borrowings under the 2011 Revolving Credit Facility bear interest at variable rates. As of June 30, 2013, there were borrowings of $150.0 million outstanding under the 2011 Revolving Credit Facility. This instrument bears interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2013) plus 0.50% to 1.00% based on certain financial tests or (2) United States dollar LIBOR (0.20% at June 30, 2013) plus 1.50% to 2.00% based on certain financial tests. The interest rate in effect at June 30, 2013 was 1.70%. Based on the $150.0 million borrowings outstanding on the 2011 Revolving Credit Facility, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.2 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.2 million in the next twelve months. Letter of credit fees issued under this facility range from 1.50% to 2.00% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. The 2011 Revolving Credit Facility expires on November 21, 2016. There is no guarantee that we will be able to renew the 2011 Revolving Credit Facility at its expiration.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. – OTHER INFORMATION.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made during the quarter ended June 30, 2013 by us:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs
April 1, 2013 to April 30, 2013	132,199	$37.78	132,199	$43,567,147
May 1, 2013 to May 31, 2013	None	None	None	$43,567,147
June 1, 2013 to June 30, 2013	None	None	None	$43,567,147

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
Date: July 25, 2013

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
2(a-3)
Purchase and Sale Agreement, dated as of June 17, 2013 by and among Texas Turnaround LLC, a Delaware limited liability company, Altair Strickland Group, Inc., a Texas corporation, Rep Holdings LLC, a Texas limited liability company, ASG Key Employee LLC, a Texas limited liability company, Repcon Key Employee LLC, a Texas limited liability company, Gulfstar MBII, Ltd., a Texas limited partnership, The Trustee of the James T. Robinson and Diana J. Robinson 2010 Irrevocable Trust, The Trustee of the Steven Rothbauer 2012 Descendant’s Trust, The Co-Trustees of the Patia Strickland 2012 Descendant’s Trust, The Co-Trustees of the Carter Strickland 2012 Descendant’s Trust, and The Co-Trustees of the Walton 2012 Grandchildren’s Trust (collectively, “Sellers”) and EMCOR Group, Inc.
Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report June 17, 2013)
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
Exhibit 4.1(a) to EMCOR’s Report on Form 8-K (Date of Report November 21, 2011) (“November 2011 Form 8-K”)
4(b)	Third Amended and Restated Security Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(b) to the EMCOR’s Report on Form 8-K (Date of Report February 4, 2010) (“February 2010 Form 8-K”)
4(c)	First Supplement to Third Amended and Restated Security Agreement dated as of November 21, 2011 among the Company, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(b) to the November 2011 Form 8-K
4(d)	Third Amended and Restated Pledge Agreement dated as of February 4, 2010 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(c) to the February 2010 Form 8-K
4(e)	First Supplement to Third Amended and Restated Pledge Agreement dated as of November 21, 2011 among the Company, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4.1(c) to the November 2011 Form 8-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

4(f)	Second Amended and Restated Guaranty Agreement dated as of February 4, 2010 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4.1(d) to the February 2010 Form 8-K
4(g)	Reaffirmation and First Supplement to Second Amended and Restated Guaranty Agreement dated as of November 21, 2011 by certain of the Company’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4.1(d) to the November 2011 Form 8-K
4(h)	First Amendment to the Credit Agreement	Exhibit 4(h) to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Form 10-K")
10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(h-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(i-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(i-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(i-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(i-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(j-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(j-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(k-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-2)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)
10(l-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005
10(l-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(l-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(l-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 ("March 2012 Form 10-Q")
10(l-5)	Fourth Amendment to LTIP	Filed herewith
10(l-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(m-1)	2003 Non-Employee Directors’ Stock Option Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held on June 12, 2003 (“2003 Proxy Statement”)
10(m-2)	First Amendment to 2003 Non-Employee Directors’ Plan	Exhibit 10(u-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)
10(n-1)	2003 Management Stock Incentive Plan	Exhibit B to EMCOR’s 2003 Proxy Statement
10(n-2)	Amendments to 2003 Management Stock Incentive Plan	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”)
10(n-3)	Second Amendment to 2003 Management Stock Incentive Plan	Exhibit 10(v-3) to 2006 Form 10-K
10(o)	Form of Stock Option Agreement evidencing grant of stock options under the 2003 Management Stock Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report January 3, 2005)
10(p)	Key Executive Incentive Bonus Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008 (“2008 Proxy Statement”)
10(q)	Consents on December 15, 2009 to Transfer Stock Options by Non-Employee Directors	Exhibit 10(z) to 2009 Form 10-K
10(r)	Form of EMCOR Option Agreement for Executive Officers granted January 2, 2003 and January 2, 2004	Exhibit 4.7 to 2004 Form S-8
10(s)	Option Agreement dated October 25, 2004 between Guzzi and EMCOR	Exhibit A to Guzzi Letter
10(t-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007
10(t-2)	Option Agreement dated December 13, 2007 under 2007 Incentive Plan between Jerry E. Ryan and EMCOR	Exhibit 10(h)(h-2) to 2007 Form 10-K
10(t-3)	Option Agreement dated December 15, 2008 under 2007 Incentive Plan between David Laidley and EMCOR	Exhibit 10.1 to Form 8-K (Date of Report December 15, 2008)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(t-4)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K
10(u-1)	2010 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held on June 11, 2010
10(u-2)	Amendment No. 1 to 2010 Incentive Plan	Exhibit 10(f)(f-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”)
10(u-3)	Amendment No. 2 to 2012 Incentive Plan	Exhibit 10(t-3) to 2012 Form 10-K
10(u-4)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(u-5)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K
10(v)	Form of letter agreement between EMCOR and each Executive Officer with respect to acceleration of options granted January 2, 2003 and January 2, 2004	Exhibit 10(b)(b) to 2004 Form 10-K
10(w)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
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
Exhibit 10(o)(o) to 2011 Form 10-K
10(z)	Restricted Stock Unit Agreement dated May 9, 2011 between EMCOR and Anthony J. Guzzi	Exhibit 10(o)(o) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10(a)(a)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(b)(b)	Form of Restricted Stock Unit Agreement dated March , 2012 between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(o)(o) to the March 31, 2012 Form 10-Q
10(c)(c)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(d)(d)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 ("June 2012 Form 10-Q")
10(e)(e)	Director Award Program, as Amended and Restated December 6, 2012	Exhibit 10(d)(d) to 2012 Form 10-K
10(f)(f)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(g)(g)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
11	Computation of Basic EPS and Diluted EPS for the three and six months ended June 30, 2013 and 2012	Note 4 of the Notes to the Condensed Consolidated Financial Statements

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Exhibit 95 to the June 2012 Form 10-Q
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Condensed Consolidated Financial Statements.
Filed