Form 10-Q
period 2013-09-30
EMCOR GROUP INC
filed 2013-10-24
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Number of shares of Common Stock outstanding as of the close of business on October 21, 2013: 67,131,672 shares.

EMCOR Group, Inc.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$444,037	$605,303
Accounts receivable, net	1,286,237	1,221,956
Costs and estimated earnings in excess of billings on uncompleted contracts	110,241	93,061
Inventories	42,724	50,512
Prepaid expenses and other	85,247	73,621
Total current assets	1,968,486	2,044,453
Investments, notes and other long-term receivables	5,865	4,959
Property, plant and equipment, net	123,138	116,631
Goodwill	829,316	566,588
Identifiable intangible assets, net	550,785	343,748
Other assets	29,169	30,691
Total assets	$3,506,759	$3,107,070
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit facility	$—	$—
Current maturities of long-term debt and capital lease obligations	1,882	1,787
Accounts payable	479,604	490,621
Billings in excess of costs and estimated earnings on uncompleted contracts	390,606	383,527
Accrued payroll and benefits	241,181	224,555
Other accrued expenses and liabilities	178,743	194,029
Total current liabilities	1,292,016	1,294,519
Borrowings under revolving credit facility	400,000	150,000
Long-term debt and capital lease obligations	3,195	4,112
Other long-term obligations	376,347	301,260
Total liabilities	2,071,558	1,749,891
Equity:
EMCOR Group, Inc. stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 68,121,910 and 68,010,419 shares issued, respectively	681	680
Capital surplus	420,974	416,104
Accumulated other comprehensive loss	(79,789)	(81,040)
Retained earnings	1,092,018	1,022,239
Treasury stock, at cost 996,257 and 1,046,257 shares, respectively	(11,696)	(11,903)
Total EMCOR Group, Inc. stockholders’ equity	1,422,188	1,346,080
Noncontrolling interests	13,013	11,099
Total equity	1,435,201	1,357,179
Total liabilities and equity	$3,506,759	$3,107,070
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues	$1,629,067	$1,606,242	$4,754,221	$4,734,798
Cost of sales	1,422,757	1,402,994	4,175,238	4,156,893
Gross profit	206,310	203,248	578,983	577,905
Selling, general and administrative expenses	149,722	134,477	427,855	406,656
Restructuring expenses	2,466	145	9,642	145
Operating income	54,122	68,626	141,486	171,104
Interest expense	(2,352)	(1,807)	(5,978)	(5,460)
Interest income	235	381	862	1,165
Income before income taxes	52,005	67,200	136,370	166,809
Income tax provision	23,112	26,890	55,285	64,711
Net income including noncontrolling interests	28,893	40,310	81,085	102,098
Less: Net income attributable to noncontrolling interests	(2,203)	(729)	(3,214)	(1,924)
Net income attributable to EMCOR Group, Inc.	$26,690	$39,581	$77,871	$100,174
Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.40	$0.59	$1.16	$1.50
Diluted earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.39	$0.59	$1.14	$1.48

Dividends declared per common share	$0.06	$—	$0.12	$0.15
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income including noncontrolling interests	$28,893	$40,310	$81,085	$102,098
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(491)	172	(463)	130
Post retirement plans, amortization of actuarial loss included in net income (1)	611	542	1,714	1,589
Other comprehensive income	120	714	1,251	1,719
Comprehensive income	29,013	41,024	82,336	103,817
Less: Comprehensive income attributable to noncontrolling interests	(2,203)	(729)	(3,214)	(1,924)
Comprehensive income attributable to EMCOR Group, Inc.	$26,810	$40,295	$79,122	$101,893
_________

(1)	Net of tax of $0.1 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, and $0.5 million for each of the nine month periods ended September 30, 2013 and 2012.
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows - operating activities:
Net income including noncontrolling interests	$81,085	$102,098
Depreciation and amortization	25,907	22,577
Amortization of identifiable intangible assets	21,317	22,336
Deferred income taxes	(666)	949
Excess tax benefits from share-based compensation	(1,267)	(5,636)
Equity income from unconsolidated entities	(880)	(628)
Other non-cash items	1,860	3,753
Distributions from unconsolidated entities	634	867
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(59,943)	(103,285)
Net cash provided by operating activities	68,047	43,031
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired, and related contingent consideration arrangement	(448,943)	(20,613)
Proceeds from sale of property, plant and equipment	1,171	1,830
Purchase of property, plant and equipment	(24,006)	(29,356)
Purchase of short-term investments	—	(22,433)
Maturity of short-term investments	4,616	22,490
Net cash used in investing activities	(467,162)	(48,082)
Cash flows - financing activities:
Proceeds from revolving credit facility	250,000	—
Repayments of long-term debt	(6)	(38)
Repayments of capital lease obligations	(1,256)	(1,654)
Dividends paid to stockholders	(8,052)	(9,988)
Repurchase of common stock	(4,998)	(23,912)
Proceeds from exercise of stock options	2,320	2,953
Payments to satisfy minimum tax withholding	(927)	(1,654)
Issuance of common stock under employee stock purchase plan	2,088	1,913
Payments for contingent consideration arrangements	(537)	(5,748)
Distributions to noncontrolling interests	(1,300)	(1,600)
Excess tax benefits from share-based compensation	1,267	5,636
Net cash provided by (used in) financing activities	238,599	(34,092)
Effect of exchange rate changes on cash and cash equivalents	(750)	2,201
Decrease in cash and cash equivalents	(161,266)	(36,942)
Cash and cash equivalents at beginning of year	605,303	511,322
Cash and cash equivalents at end of period	$444,037	$474,380
Supplemental cash flow information:
Cash paid for:
Interest	$4,893	$3,948
Income taxes	$85,479	$61,026
Non-cash financing activities:
Assets acquired under capital lease obligations	$475	$1,373
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, January 1, 2012	$1,245,131	$681	$417,136	$(78,649)	$910,042	$(14,476)	$10,397
Net income including noncontrolling interests	102,098	—	—	—	100,174	—	1,924
Other comprehensive income	1,719	—	—	1,719	—	—	—
Common stock issued under share-based compensation plans (2)	8,198	6	6,363	—	—	1,829	—
Common stock issued under employee stock purchase plan	1,913	—	1,913	—	—	—	—
Common stock dividends	(9,988)	—	90	—	(10,078)	—	—
Repurchase of common stock	(23,912)	(9)	(23,903)	—	—	—	—
Distributions to noncontrolling interests	(1,600)	—	—	—	—	—	(1,600)
Share-based compensation expense	5,285	—	5,285	—	—	—	—
Balance, September 30, 2012	$1,328,844	$678	$406,884	$(76,930)	$1,000,138	$(12,647)	$10,721
Balance, January 1, 2013	$1,357,179	$680	$416,104	$(81,040)	$1,022,239	$(11,903)	$11,099
Net income including noncontrolling interests	81,085	—	—	—	77,871	—	3,214
Other comprehensive income	1,251	—	—	1,251	—	—	—
Common stock issued under share-based compensation plans (2)	2,660	2	2,451	—	—	207	—
Common stock issued under employee stock purchase plan	2,088	—	2,088	—	—	—	—
Common stock dividends	(8,052)	—	40	—	(8,092)	—	—
Repurchase of common stock	(4,998)	(1)	(4,997)	—	—	—	—
Distributions to noncontrolling interests	(1,300)	—	—	—	—	—	(1,300)
Share-based compensation expense	5,288	—	5,288	—	—	—	—
Balance, September 30, 2013	$1,435,201	$681	$420,974	$(79,789)	$1,092,018	$(11,696)	$13,013

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

(2)	Includes the tax benefit associated with share-based compensation of $1.3 million and $6.9 million for the nine months ended September 30, 2013 and 2012, respectively.
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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.
During the third quarter of 2013, we completed the acquisition of RepconStrickland, Inc. (“RSI”), a leading provider of recurring turnaround and specialty services to the North American refinery and petrochemical markets. In connection with the acquisition of RSI and to reflect changes in our internal reporting structure and the information used by management to make operating decisions and assess performance, we created a new segment that includes RSI and certain businesses that had been part of our United States facilities services segment. The new segment is called the United States industrial services segment and the segment formerly named United States facilities services segment has been renamed United States building services segment.
Our reportable segments have been restated in all periods presented to reflect the changes in our segments mentioned above. In addition, our reportable segments reflect certain reclassifications of prior year amounts from our United States building services segment to our United States mechanical construction and facilities services segment due to changes in our internal reporting structure.
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
NOTE 3 Acquisitions of Businesses
On July 29, 2013, we completed the acquisition of RSI. Under the terms of the transaction, we acquired 100% of RSI's stock for total consideration of $460.7 million. The acquisition was funded with cash on hand and $250.0 million from borrowings under our revolving credit facility. This acquisition was accounted for using the acquisition method of accounting. We acquired working capital of $37.4 million and other net liabilities of $66.4 million, and have preliminarily ascribed $262.3 million to goodwill and $227.4 million to identifiable intangible assets in connection with this acquisition, which has been included in our United States industrial services segment. We have not yet completed the final allocation of the purchase price related to the RSI acquisition. As we finalize the purchase price allocation, it is anticipated that additional purchase price adjustments will be recorded relating to finalization of intangible asset valuations, tax matters and other items. Such adjustments will be recorded during the measurement period. The finalization of the purchase price accounting assessment may result in changes in the valuation of assets and liabilities acquired, which are not expected to be significant.
On May 31, 2013 and January 4, 2012, we acquired two companies, each for an immaterial amount. These companies primarily provide mechanical construction services and have been included in our United States mechanical construction and facilities services segment. The purchase price accounting for the acquisition of these businesses was finalized with an insignificant

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Acquisitions of Businesses - (Continued)

impact during 2013 and 2012, respectively. The acquisition of these businesses was accounted for by the acquisition method, and the prices paid for them have been allocated to their respective assets and liabilities, based upon the estimated fair values of their respective assets and liabilities at the dates of their respective acquisition. We believe these businesses further expand our service capabilities into new technical areas.
During the three months ended September 30, 2013 and 2012, respectively, we recorded a reversal of $3.1 million and $3.0 million of liabilities resulting in non-cash income attributable to contingent consideration arrangements relating to prior acquisitions. During the nine months ended September 30, 2013 and 2012, respectively, we recorded a net reversal of $6.0 million and $3.0 million of liabilities resulting in non-cash income attributable to contingent consideration arrangements relating to prior acquisitions.
NOTE 4 Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three and nine months ended September 30, 2013 and 2012 (in thousands, except share and per share data):

	For the three months ended September 30,
	2013	2012
Numerator:
Net income attributable to EMCOR Group, Inc. common stockholders	$26,690	$39,581
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	67,174,848	66,568,318
Effect of dilutive securities—Share-based awards	988,853	943,389
Shares used to compute diluted earnings per common share	68,163,701	67,511,707
Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.40	$0.59
Diluted earnings per share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.39	$0.59

	For the nine months ended September 30,
	2013	2012
Numerator:
Net income attributable to EMCOR Group, Inc. common stockholders	$77,871	$100,174
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	67,127,149	66,667,681
Effect of dilutive securities—Share-based awards	992,591	1,050,023
Shares used to compute diluted earnings per common share	68,119,740	67,717,704
Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$1.16	$1.50
Diluted earnings per share:
Net income attributable to EMCOR Group, Inc. common stockholders	$1.14	$1.48
There were zero anti-dilutive stock options that were excluded from the calculation of diluted EPS for both the three and nine months ended September 30, 2013. There were 140,096 anti-dilutive stock options that were excluded from the calculation of diluted EPS for each of the three and nine months ended September 30, 2012, respectively.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 Inventories
Inventories in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	September 30, 2013	December 31, 2012
Raw materials and construction materials	$20,864	$20,994
Work in process	21,860	29,518
	$42,724	$50,512

NOTE 6 Debt
Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	September 30, 2013	December 31, 2012
2011 Revolving Credit Facility	$400,000	$150,000
Capitalized lease obligations	5,065	5,881
Other	12	18
	405,077	155,899
Less: current maturities	1,882	1,787
	$403,195	$154,112
Credit Facilities
Effective November 21, 2011, we entered into an amended and restated $750.0 million revolving credit facility (the “2011 Revolving Credit Facility”). The 2011 Revolving Credit Facility expires on November 21, 2016 and permits us to increase our borrowing to $900.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of the borrowing capacity under the 2011 Revolving Credit Facility to letters of credit. The 2011 Revolving Credit Facility is guaranteed by most of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2011 Revolving Credit Facility contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2011 Revolving Credit Facility, which ranges from 0.25% to 0.35%, based on certain financial tests. The fee in effect on September 30, 2013 was 0.25% of the unused amount as of such date. Borrowings under the 2011 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2013) plus 0.50% to 1.00%, based on certain financial tests or (2) United States dollar LIBOR (0.18% at September 30, 2013) plus 1.50% to 2.00%, based on certain financial tests. The interest rate in effect at September 30, 2013 was 1.68%. Letters of credit fees issued under this facility range from 1.50% to 2.00% of the respective face amounts of the letters of credit issued and are computed based on certain financial tests. We capitalized approximately $4.2 million of debt issuance costs associated with the 2011 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. As of September 30, 2013 and December 31, 2012, we had approximately $78.9 million and $84.0 million of letters of credit outstanding, respectively. We have borrowings of $400.0 million outstanding under the 2011 Revolving Credit Facility at September 30, 2013, which may remain outstanding at our discretion until the 2011 Revolving Credit Facility expires.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	Assets at Fair Value as of September 30, 2013
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$444,037	—	—	$444,037
Restricted cash (2)	7,058	—	—	7,058
Short-term investments (2)	—	—	—	—
Total	$451,095	—	—	$451,095

	Assets at Fair Value as of December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$605,303	—	—	$605,303
Restricted cash (2)	6,281	—	—	6,281
Short-term investments (2)	4,879	—	—	4,879
Total	$616,463	—	—	$616,463
 _________

(1)
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, which are Level 1 assets. At September 30, 2013 and December 31, 2012, we had $147.2 million and $407.4 million, respectively, in money market funds.

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

NOTE 8 Income Taxes
For the three months ended September 30, 2013 and 2012, our income tax provision was $23.1 million and $26.9 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 40.8% and 37.6%, respectively. The actual income tax rates on income before income taxes, less amounts attributable to noncontrolling interests, for the three months ended September 30, 2013 and 2012, inclusive of discrete items, were 46.4% and 40.5%, respectively. For the nine months ended September 30, 2013 and 2012, our income tax provision was $55.3 million and $64.7 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 39.9% and 38.0%, respectively. The actual income tax rates on income before income taxes, less amounts attributable to noncontrolling interests, for the nine months ended September 30, 2013 and 2012, inclusive of discrete items, were 41.5% and 39.2%, respectively. The decrease in the 2013 income tax provision was primarily due to reduced income before income taxes and a change in the allocation of earnings amongst various jurisdictions. The increase in the 2013 effective income tax rates was primarily due to the impact of operating losses incurred in the United Kingdom and the effect of the United Kingdom tax rate change on both current and deferred tax balances.
As of September 30, 2013 and December 31, 2012, the amount of unrecognized income tax benefits for each period was $11.3 million (of which $6.6 million, if recognized, would favorably affect our effective income tax rate).

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 Income Taxes - (Continued)

We report interest expense related to unrecognized income tax benefits in the income tax provision. As of September 30, 2013 and December 31, 2012, we had approximately $3.2 million and $2.6 million, respectively, of accrued interest related to unrecognized income tax benefits included as a liability on the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2013 and 2012, $0.2 million and $0.1 million of interest expense was recognized, respectively. For the nine months ended September 30, 2013 and 2012, $0.6 million and $0.2 million of interest expense was recognized, respectively.
It is possible that approximately $5.0 million of unrecognized income tax benefits at September 30, 2013, primarily relating to uncertain tax positions attributable to certain intercompany transactions and related filing positions and compensation related accruals, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations and settlements.
We file income tax returns with the Internal Revenue Service and various state, local and foreign tax agencies. The Company is currently under examination by various taxing authorities for the years 2008 through 2011. The Internal Revenue Service is currently auditing our 2011 and 2010 federal income tax returns.
NOTE 9 Common Stock
As of September 30, 2013 and December 31, 2012, 67,125,653 and 66,964,162 shares of our common stock were outstanding, respectively.
During the three months ended September 30, 2013 and 2012, 28,493 and 83,875 shares of common stock, respectively, were issued primarily upon: (a) the satisfaction of required conditions under certain of our share-based compensation plans, (b) the purchase of common stock pursuant to our employee stock purchase plan and (c) the exercise of stock options. During the nine months ended September 30, 2013 and 2012, 243,690 and 502,515 shares of common stock, respectively, were issued primarily upon: (a) the satisfaction of required conditions under certain of our share-based compensation plans, (b) the exercise of stock options and (c) the purchase of common stock pursuant to our employee stock purchase plan.
On September 26, 2011, our Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. During 2013, we repurchased approximately 0.1 million shares of our common stock for approximately $5.0 million. Since the inception of the repurchase program, we have repurchased 2.2 million shares of our common stock for approximately $56.4 million through September 30, 2013, and there remains authorization for us to repurchase approximately $43.6 million of our shares. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase program may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our revolving credit facility placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
NOTE 10 Retirement Plans
Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under this plan.
Components of Net Periodic Pension Cost
The components of net periodic pension cost of the UK Plan for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Interest cost	$3,044	$3,102	$9,147	$9,323
Expected return on plan assets	(3,549)	(3,251)	(10,664)	(9,772)
Amortization of unrecognized loss	633	606	1,902	1,823
Net periodic pension cost	$128	$457	$385	$1,374

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10 Retirement Plans - (Continued)

Employer Contributions
For the nine months ended September 30, 2013, our United Kingdom subsidiary contributed approximately $4.2 million to its defined benefit pension plan. It anticipates contributing an additional $1.5 million during the remainder of 2013.
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
Restructuring expenses
Restructuring expenses were $2.5 million and $9.6 million for the three and nine months ended September 30, 2013, respectively, which primarily related to employee severance obligations and the termination of leased facilities in the construction operations of our United Kingdom construction and facilities services segment. Restructuring expenses for the three months ended September 30, 2013 included $1.9 million of employee severance obligations and $0.6 million relating to the termination of leased facilities. Restructuring expenses for the nine months ended September 30, 2013 included $8.4 million of employee severance obligations and $1.2 million relating to the termination of leased facilities. The majority of these restructuring expenses were as a result of our decision earlier this year to withdraw from the construction market in the United Kingdom. This decision was based on recurring losses over the last several years in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future. Restructuring expenses were $0.1 million for each of the three and nine months ended September 30, 2012. As of September 30, 2013, the balance of obligations yet to be paid was $4.7 million, the majority of which is expected to be paid through 2014. We expect to incur an additional $3.3 million of expenses in connection with this restructuring through 2014.

NOTE 12 Segment Information
We have the following reportable segments: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 Segment Information - (Continued)

room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment and central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom construction and facilities services. The segment “United States building services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities. The segment "United States industrial services" principally consists of those operations which provide industrial maintenance and services, including those for refineries and petrochemical plants. The United Kingdom construction and facilities services segment performs electrical construction, mechanical construction and facilities services.
The following tables have been restated in all periods presented to reflect our new reportable segments (see Note 1, "Basis of Presentation" for further information) and represent information about industry segments and geographic areas for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the three months ended September 30,
	2013	2012
Revenues from unrelated entities:
United States electrical construction and facilities services	$340,529	$318,960
United States mechanical construction and facilities services	616,403	593,448
United States building services	457,777	444,510
United States industrial services	110,879	125,412
Total United States operations	1,525,588	1,482,330
United Kingdom construction and facilities services	103,479	123,912
Total worldwide operations	$1,629,067	$1,606,242

Total revenues:
United States electrical construction and facilities services	$347,488	$324,577
United States mechanical construction and facilities services	629,481	603,267
United States building services	471,576	453,490
United States industrial services	111,212	126,867
Less intersegment revenues	(34,169)	(25,871)
Total United States operations	1,525,588	1,482,330
United Kingdom construction and facilities services	103,479	123,912
Total worldwide operations	$1,629,067	$1,606,242

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 Segment Information - (Continued)

	For the nine months ended September 30,
	2013	2012
Revenues from unrelated entities:
United States electrical construction and facilities services	$984,443	$905,343
United States mechanical construction and facilities services	1,741,483	1,794,268
United States building services	1,361,392	1,341,940
United States industrial services	335,358	288,605
Total United States operations	4,422,676	4,330,156
United Kingdom construction and facilities services	331,545	404,642
Total worldwide operations	$4,754,221	$4,734,798

Total revenues:
United States electrical construction and facilities services	$1,000,598	$924,938
United States mechanical construction and facilities services	1,780,112	1,812,683
United States building services	1,395,607	1,361,725
United States industrial services	337,282	290,369
Less intersegment revenues	(90,923)	(59,559)
Total United States operations	4,422,676	4,330,156
United Kingdom construction and facilities services	331,545	404,642
Total worldwide operations	$4,754,221	$4,734,798

	For the three months ended September 30,
	2013	2012
Operating income (loss):
United States electrical construction and facilities services	$23,971	$22,146
United States mechanical construction and facilities services	27,421	30,359
United States building services	23,285	17,690
United States industrial services	307	11,129
Total United States operations	74,984	81,324
United Kingdom construction and facilities services	1,136	1,646
Corporate administration	(19,532)	(14,199)
Restructuring expenses	(2,466)	(145)
Total worldwide operations	54,122	68,626
Other corporate items:
Interest expense	(2,352)	(1,807)
Interest income	235	381
Income before income taxes	$52,005	$67,200

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 Segment Information - (Continued)

	For the nine months ended September 30,
	2013	2012
Operating income (loss):
United States electrical construction and facilities services	$68,147	$68,121
United States mechanical construction and facilities services	56,809	82,688
United States building services	52,928	33,653
United States industrial services	26,319	22,617
Total United States operations	204,203	207,079
United Kingdom construction and facilities services	(2,122)	9,090
Corporate administration	(50,953)	(44,920)
Restructuring expenses	(9,642)	(145)
Total worldwide operations	141,486	171,104
Other corporate items:
Interest expense	(5,978)	(5,460)
Interest income	862	1,165
Income before income taxes	$136,370	$166,809

	September 30, 2013	December 31, 2012
Total assets:
United States electrical construction and facilities services	$338,483	$283,997
United States mechanical construction and facilities services	802,528	785,286
United States building services	793,401	841,938
United States industrial services	913,647	358,350
Total United States operations	2,848,059	2,269,571
United Kingdom construction and facilities services	183,172	214,455
Corporate administration	475,528	623,044
Total worldwide operations	$3,506,759	$3,107,070
Included in our corporate administration operating loss for the nine months ended September 30, 2013 is the receipt of an insurance recovery of approximately $2.6 million that was received in January 2013 and is associated with a previously disposed of operation, which is classified as a component of "Cost of sales" on the Condensed Consolidated Statements of Operations. Additionally, included in our corporate administration operating losses for the three and nine months ended September 30, 2013 are $4.7 million and $6.1 million, respectively, of transaction costs associated with the RSI acquisition.

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
During the third quarter of 2013, we completed the acquisition of RepconStrickland, Inc. (“RSI”), a leading provider of recurring turnaround and specialty services to the North American refinery and petrochemical markets. In connection with the acquisition of RSI and to reflect changes in our internal reporting structure and the information used by management to make operating decisions and assess performance, we created a new segment that includes RSI and certain businesses that had been part of our United States facilities services segment. The new segment is called the United States industrial services segment and the segment formerly named United States facilities services segment has been renamed United States building services segment.
Our reportable segments have been restated in all periods presented to reflect the changes in our segments mentioned above. In addition, our reportable segments reflect certain reclassifications of prior year amounts from our United States building services segment to our United States mechanical construction and facilities services segment due to changes in our internal reporting structure.
Overview
The following table presents selected financial data for the three months ended September 30, 2013 and 2012 (in thousands, except percentages and per share data):

	For the three months ended September 30,
	2013	2012
Revenues	$1,629,067	$1,606,242
Revenues increase from prior year	1.4%	8.4%
Operating income	$54,122	$68,626
Operating income as a percentage of revenues	3.3%	4.3%
Restructuring expenses	$2,466	$145
Net income attributable to EMCOR Group, Inc.	$26,690	$39,581
Diluted earnings per common share from continuing operations	$0.39	$0.59
Although the revenues for the third quarter of 2013 slightly increased compared to the 2012 third quarter, operating income and operating margin (operating income as a percentage of revenues) decreased in the 2013 third quarter compared to the 2012 third quarter. The increase in revenues for the third quarter of 2013 was primarily attributable to $47.7 million in revenues from companies acquired in 2013, which are reported in our United States industrial services segment and our United States mechanical construction and facilities services segment. Excluding the impact of these acquisitions, revenues for the third quarter of 2013 decreased primarily due to lower revenues from our United States industrial services segment and our United Kingdom construction and facilities services segment. Revenues from the United States industrial services segment in the 2012 third quarter were favorably impacted by three large non-recurring turnaround and repair projects that accounted for $49.9 million of revenues, resulting in record levels of revenues for a third quarter for that segment. The decrease in revenues for the third quarter of 2013 within the United Kingdom construction and facilities services segment is due to our decision earlier this year to withdraw from the United Kingdom construction market. These decreases were partially offset by higher revenues from our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment and our United States building services segment. Third quarter 2013 operating income and operating margin were below that of 2012 as 2012 third quarter gross profit was favorably impacted by three large non-recurring turnaround and repair projects reported within our United States industrial services segment. Offsetting the unfavorable performance in the 2013 third quarter was continued improvement in operating results in our United States building services segment, as well as improved performance in our United States electrical construction and facilities services segment. Companies acquired in 2013, which are reported in our United States industrial segment and our United States mechanical construction and facilities services segment, had combined operating losses of $1.7 million, including $2.4 million of amortization expense associated with identifiable intangible assets for the third quarter of 2013.

Operating Segments
We have the following reportable segments: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment and central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom construction and facilities services. The segment “United States building services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities. The segment "United States industrial services" principally consists of those operations which provide industrial maintenance and services, including those for refineries and petrochemical plants. The United Kingdom construction and facilities services segment performs electrical construction, mechanical construction and facilities services.
As previously discussed, we completed the acquisition of RSI during the third quarter of 2013, and its results have been included in our United States industrial services segment since its acquisition. In addition, we completed another acquisition during the second quarter of 2013, and its results have been included in our United States mechanical construction and facilities services segment since its acquisition. Both of these businesses expand our service capabilities into new technical areas.
Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended September 30,
	2013	% of Total	2012	% of Total
Revenues:
United States electrical construction and facilities services	$340,529	21%	$318,960	20%
United States mechanical construction and facilities services	616,403	38%	593,448	37%
United States building services	457,777	28%	444,510	28%
United States industrial services	110,879	7%	125,412	8%
Total United States operations	1,525,588	94%	1,482,330	92%
United Kingdom construction and facilities services	103,479	6%	123,912	8%
Total worldwide operations	$1,629,067	100%	$1,606,242	100%

	For the nine months ended September 30,
	2013	% of Total	2012	% of Total
Revenues:
United States electrical construction and facilities services	$984,443	21%	$905,343	19%
United States mechanical construction and facilities services	1,741,483	37%	1,794,268	38%
United States building services	1,361,392	29%	1,341,940	28%
United States industrial services	335,358	7%	288,605	6%
Total United States operations	4,422,676	93%	4,330,156	91%
United Kingdom construction and facilities services	331,545	7%	404,642	9%
Total worldwide operations	$4,754,221	100%	$4,734,798	100%

As described below in more detail, our revenues for the three months ended September 30, 2013 increased to $1.63 billion compared to $1.61 billion of revenues for the three months ended September 30, 2012, and our revenues for the nine months ended September 30, 2013 increased to $4.75 billion compared to $4.73 billion for the nine months ended September 30, 2012. The increase in revenues for the three months ended September 30, 2013 was primarily attributable to: (a) higher revenues from our

United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment and our United States building services segment, excluding acquisitions, and (b) revenues of $47.7 million attributable to companies acquired in 2013, partially offset by lower revenues from our United States industrial services segment and our United Kingdom construction and facilities services segment. The increase in revenues for the nine months ended September 30, 2013 was primarily attributable to: (a) higher revenues from our United States electrical construction and facilities services segment, our United States building services segment and our United States industrial services segment, excluding acquisitions, and (b) revenues of $49.5 million attributable to companies acquired in 2013, partially offset by lower revenues from our United States mechanical construction and facilities services segment and our United Kingdom construction and facilities services segment. We continue to be disciplined by only accepting work in a very competitive marketplace that we believe can be performed at reasonable margins.
The following table presents our operating segment backlog from unrelated entities and their respective percentages of total backlog (in thousands, except for percentages):

	September 30, 2013	% of Total	December 31, 2012	% of Total	September 30, 2012	% of Total
Backlog:
United States electrical construction and facilities services	$1,012,121	30%	$831,910	25%	$713,763	21%
United States mechanical construction and facilities services	1,358,554	40%	1,357,892	40%	1,449,322	43%
United States building services	753,877	22%	841,882	25%	902,900	27%
United States industrial services	96,021	3%	99,532	3%	97,003	3%
Total United States operations	3,220,573	95%	3,131,216	93%	3,162,988	94%
United Kingdom construction and facilities services	172,300	5%	243,169	7%	219,185	6%
Total worldwide operations	$3,392,873	100%	$3,374,385	100%	$3,382,173	100%
Our backlog at September 30, 2013 was $3.39 billion compared to $3.38 billion at September 30, 2012 and $3.37 billion at December 31, 2012. The increase in backlog at September 30, 2013, compared to backlog at September 30, 2012, was primarily attributable to an increase in contracts awarded for work in our United States electrical construction and facilities services segment, partially offset by a decrease in backlog in our: (a) United States building services segment, (b) United States mechanical construction and facilities services segment and (c) United Kingdom construction and facilities services segment. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We include a project within our backlog at such time as a contract is awarded. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of facilities services contracts. If the remaining term of a facilities services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the initial contract award. Our backlog also includes amounts related to facilities services contracts for which a fixed price contract value is not assigned; however, a reasonable estimate of total revenues can be made from budgeted amounts agreed to with our customer. Our backlog is comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business and (d) claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Claim amounts were immaterial for all periods presented. Our backlog does not include: (a) any quantification or value for time and material contracts as the total revenues to be realized from such projects are difficult to estimate, (b) anticipated revenues from unconsolidated joint ventures or variable interest entities and (c) anticipated revenues from pass-through costs on contracts for which we are acting in the capacity of an agent and which are reported on the net basis. We believe our backlog is firm, although many contracts are subject to cancellation at the election of our customers. Historically, cancellations have not had a material adverse effect on us.
Revenues of our United States electrical construction and facilities services segment were $340.5 million and $984.4 million for the three and nine months ended September 30, 2013, respectively, compared to revenues of $319.0 million and $905.3 million for the three and nine months ended September 30, 2012, respectively. The increase in revenues for both periods was primarily attributable to higher levels of work from commercial, institutional and transportation construction projects, primarily in the Los Angeles and New York City markets, partially offset by a decrease in revenues from water and wastewater construction projects. Revenues for the nine months ended September 30, 2013 also benefited from work completed on several large industrial market contracts in multiple geographic areas.

Our United States mechanical construction and facilities services segment revenues for the three months ended September 30, 2013 were $616.4 million, a $23.0 million increase compared to revenues of $593.4 million for the three months ended September 30, 2012. Revenues of this segment for the nine months ended September 30, 2013 were $1,741.5 million, a $52.8 million decrease compared to revenues of $1,794.3 million for the nine months ended September 30, 2012. The increase in revenues for the three months ended September 30, 2013 was primarily attributable to higher volume from industrial construction projects and revenues of approximately $8.4 million generated by a company acquired in 2013, partially offset by a decrease in revenues from institutional and water and wastewater contracts. The decrease in revenues for the nine months ended September 30, 2013 was primarily attributable to declines in revenues from healthcare, institutional and water and wastewater construction projects, partially offset by an increase in revenues from industrial construction projects and revenues of approximately $10.2 million generated by a company acquired in 2013.
Revenues of our United States building services segment for the three months ended September 30, 2013 increased by $13.3 million compared to the three months ended September 30, 2012, and revenues for the nine months ended September 30, 2013 increased by $19.5 million compared to the nine months ended September 30, 2012. The increase in revenues for both periods was primarily attributable to increased revenues from our energy services and our mobile mechanical services, partially offset by a decrease in revenues from our government site-based services. The increase in revenues for both periods from our energy services was due to large project work, and the increase in revenues for both periods from our mobile mechanical services was due to higher project and services revenues. The decrease in revenues for both periods from our government site-based services was primarily due to a reduction in discretionary government project spending and the loss in 2012 of certain maintenance contracts.
Revenues of our United States industrial services segment for the three months ended September 30, 2013 decreased by $14.5 million compared to the three months ended September 30, 2012, and revenues for the nine months ended September 30, 2013 increased by $46.8 million compared to the nine months ended September 30, 2012. Revenues decreased for the 2013 third quarter despite revenues of approximately $39.3 million generated by a company acquired in 2013. Revenues in the 2012 third quarter were favorably impacted by three large non-recurring turnaround and repair projects that accounted for $49.9 million of revenues. The increase in revenues for the nine months ended September 30, 2013 was primarily due to the $39.3 million of revenues generated by a company acquired in 2013 and an increase in revenues from our industrial shop services operations.
Our United Kingdom construction and facilities services segment revenues were $103.5 million and $331.5 million for the three and nine months ended September 30, 2013, respectively, compared to revenues of $123.9 million and $404.6 million for the three and nine months ended September 30, 2012, respectively. The decrease in revenues for both periods was attributable to a decrease in levels of work from its construction operations, as a consequence of both weak market conditions and our decision earlier this year to withdraw from the construction market in the United Kingdom. This decision was based on recurring losses over the last several years in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future. Revenues for both periods also decreased by $2.0 million and $7.1 million, respectively, relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar.
Cost of sales and Gross profit
The following tables present our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Cost of sales	$1,422,757	$1,402,994	$4,175,238	$4,156,893
Gross profit	$206,310	$203,248	$578,983	$577,905
Gross profit, as a percentage of revenues	12.7%	12.7%	12.2%	12.2%
Our gross profit increased by $3.1 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Gross profit increased by $1.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in gross profit for the three months ended September 30, 2013 was predominantly attributable to improved profitability within our United States building services segment and our United States electrical construction and facilities services segment. The increase in gross profit for the nine months ended September 30, 2013 was primarily attributable to increases in gross profit from our United States building services segment and our United States industrial services segment. Companies acquired in 2013 within our United States industrial services segment and our United States mechanical construction and facilities services segment contributed $6.7 million and $6.8 million to gross profit for the three and nine months ended September 30, 2013, respectively. In addition, the first quarter of 2013 benefited from the receipt of an insurance recovery of approximately $2.6 million associated with a previously disposed of operation, which is classified as a component of "Cost of sales" on the Condensed Consolidated Statements of Operations. Gross profit for both periods was negatively impacted by a decrease in gross profit from: (a) our United States mechanical construction and facilities services segment, as a consequence of losses at two projects from one of our subsidiaries located in the southeastern United States of $4.2 million for the three months ended September 30, 2013, resulting in a 0.3% impact on consolidated gross profit margin, and losses of $22.6 million for the nine months ended September 30, 2013, resulting in a 0.5% impact on consolidated gross profit margin, and (b) our United Kingdom construction and facilities services segment.
Our gross profit margin was 12.7% for each of the three months ended September 30, 2013 and 2012. Gross profit margin was 12.2% for each of the nine months ended September 30, 2013 and 2012. Gross profit margin for the three months ended September 30, 2013 increased in our United States building services segment and our United Kingdom construction and facilities services segment and decreased in all our other reportable segments. Gross profit margin for the nine months ended September 30, 2013 increased in our United States building services segment and our United States industrial services segment and decreased in all our other reportable segments.
Selling, general and administrative expenses
The following tables present our selling, general and administrative expenses and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Selling, general and administrative expenses	$149,722	$134,477	$427,855	$406,656
Selling, general and administrative expenses, as a percentage of revenues	9.2%	8.4%	9.0%	8.6%
Our selling, general and administrative expenses for the three months ended September 30, 2013 increased by $15.2 million to $149.7 million compared to $134.5 million for the three months ended September 30, 2012. Selling, general and administrative expenses for the nine months ended September 30, 2013 increased by $21.2 million to $427.9 million compared to $406.7 million for the nine months ended September 30, 2012. Selling, general and administrative expenses as a percentage of revenues were 9.2% and 9.0% for the three and nine months ended September 30, 2013, respectively, compared to 8.4% and 8.6% for the three and nine months ended September 30, 2012, respectively. This increase in selling, general and administrative expenses for the three and nine months ended September 30, 2013 primarily resulted from: (a) $8.4 million and $8.7 million, respectively, of expenses directly related to companies acquired in 2013, including amortization expense attributable to identifiable intangible assets of $2.4 million in each period, and (b) $4.7 million and $6.1 million, respectively, of transaction costs associated with the RSI acquisition. Additionally, selling, general and administrative expenses increased for the nine months ended September 30, 2013 compared to the same period in 2012 due to higher employee related costs, such as salaries and accrued incentive compensation at certain of our operating subsidiaries, partially offset by $2.9 million of income attributable to the reversal of contingent consideration accruals relating to acquisitions made prior to 2012.
Restructuring expenses
Restructuring expenses were $2.5 million and $9.6 million for the three and nine months ended September 30, 2013, respectively, which primarily related to employee severance obligations and the termination of leased facilities in the construction operations of our United Kingdom construction and facilities services segment, as a result of our decision earlier this year to withdraw from the construction market in the United Kingdom. Restructuring expenses for the three months ended September 30, 2013 included $1.9 million of employee severance obligations and $0.6 million relating to the termination of leased facilities. Restructuring expenses for the nine months ended September 30, 2013 included $8.4 million of employee severance obligations and $1.2 million relating to the termination of leased facilities. Restructuring expenses were $0.1 million for each of the three and nine months ended September 30, 2012, which primarily related to employee severance obligations and the termination of leased facilities incurred in our United States building services segment. As of September 30, 2013, the balance of obligations yet to be paid was $4.7 million, the majority of which is expected to be paid through 2014. We expect to incur an additional $3.3 million of expenses in connection with this restructuring through 2014.

Operating income
The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended September 30,
	2013	% of Segment Revenues	2012	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$23,971	7.0%	$22,146	6.9%
United States mechanical construction and facilities services	27,421	4.4%	30,359	5.1%
United States building services	23,285	5.1%	17,690	4.0%
United States industrial services	307	0.3%	11,129	8.9%
Total United States operations	74,984	4.9%	81,324	5.5%
United Kingdom construction and facilities services	1,136	1.1%	1,646	1.3%
Corporate administration	(19,532)	—	(14,199)	—
Restructuring expenses	(2,466)	—	(145)	—
Total worldwide operations	54,122	3.3%	68,626	4.3%
Other corporate items:
Interest expense	(2,352)		(1,807)
Interest income	235		381
Income before income taxes	$52,005		$67,200

	For the nine months ended September 30,
	2013	% of Segment Revenues	2012	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$68,147	6.9%	$68,121	7.5%
United States mechanical construction and facilities services	56,809	3.3%	82,688	4.6%
United States building services	52,928	3.9%	33,653	2.5%
United States industrial services	26,319	7.8%	22,617	7.8%
Total United States operations	204,203	4.6%	207,079	4.8%
United Kingdom construction and facilities services	(2,122)	(0.6)%	9,090	2.2%
Corporate administration	(50,953)	—	(44,920)	—
Restructuring expenses	(9,642)	—	(145)	—
Total worldwide operations	141,486	3.0%	171,104	3.6%
Other corporate items:
Interest expense	(5,978)		(5,460)
Interest income	862		1,165
Income before income taxes	$136,370		$166,809
As described below in more detail, operating income was $54.1 million and $141.5 million for the three and nine months ended September 30, 2013, respectively, and $68.6 million and $171.1 million for the three and nine months ended September 30, 2012. Operating margin was 3.3% for the three months ended September 30, 2013 compared to 4.3% for the three months ended September 30, 2012, and operating margin was 3.0% for the nine months ended September 30, 2013 compared to 3.6% for the nine months ended September 30, 2012.
Operating income of our United States electrical construction and facilities services segment for the three and nine months ended September 30, 2013 was $24.0 million and $68.1 million, respectively, compared to operating income of $22.1 million and $68.1 million for the three and nine months ended September 30, 2012, respectively. The increase in operating income for the three months ended September 30, 2013 was primarily the result of an increase in gross profit attributable to commercial and institutional construction projects, partially offset by a decrease in gross profit attributable to water and wastewater construction projects. Operating income for the nine months ended September 30, 2013 was flat and primarily the result of an increase in gross profit attributable to commercial, industrial and institutional construction projects, offset by a decrease in gross profit from water and wastewater and transportation construction projects. Additionally, operating income in 2012 benefited from the resolution of a construction claim on a healthcare project during the first three months of 2012. The decline in gross profit for both 2013 periods from water and wastewater projects was primarily related to certain projects nearing completion in 2012 from an operation within the New York City market. Selling, general and administrative expenses were flat for the three months ended September 2013 compared to the 2012 third quarter and increased for the nine months ended September 30, 2013 compared to the same period in 2012.
Our United States mechanical construction and facilities services segment operating income for the three months ended September 30, 2013 was $27.4 million, a $2.9 million decrease compared to operating income of $30.4 million for the three months ended September 30, 2012. Operating income for the nine months ended September 30, 2013 was $56.8 million, a $25.9 million decrease compared to operating income of $82.7 million for the nine months ended September 30, 2012. The results included losses at two projects from one of our subsidiaries located in the southeastern United States of $4.2 million for the three months ended September 30, 2013, resulting in a 0.7% impact on this segment's operating margin, and losses of $22.6 million, resulting in a 1.4% impact on this segment's operating margin, for the nine months ended September 30, 2013. One of these projects was in progress at the time of acquisition of the subsidiary. The other project, which was contracted for post-acquisition, has incurred losses principally due to poor performance by a subcontractor on the project which we have replaced. In addition to the effect of these two projects, operating income was unfavorably impacted by a decrease in gross profit from healthcare and water and wastewater construction projects. A company acquired in 2013 generated operating losses of $0.7 million and $0.9 million, including amortization expense of $0.1 million attributable to identifiable intangible assets for the three and nine months ended September 30, 2013, respectively. The decrease in operating income for the nine months ended September 30, 2013 was partially offset by a decrease in selling, general and administrative expenses primarily due to $2.9 million of income attributable to the reversal of contingent consideration accruals relating to acquisitions made prior to 2012.
Operating income of our United States building services segment for the three months ended September 30, 2013 increased by $5.6 million compared to operating income for the three months ended September 30, 2012, and operating income for the nine months ended September 30, 2013 increased by $19.3 million compared to operating income for the nine months ended September 30, 2012. The increase in operating income for both periods was primarily attributable to an increase in gross profit from this segment's: (a) energy services, as a result of profits on large project work, (b) mobile mechanical services, partially as a result of higher project and services revenues and improved job execution, and (c) commercial site-based services, partially attributable to an increase in revenues from snow removal during the first quarter of 2013. The increase in operating income for both periods was partially offset by lower gross profit from our government site-based services as a result of a reduction in discretionary government project spending and the loss in 2012 of certain maintenance contracts. Operating income was negatively impacted by an increase in selling, general and administrative expenses for both periods, primarily due to: (a) an increase in employee related costs, such as incentive compensation due to improved operating results within certain subsidiaries, and (b) a higher provision for doubtful accounts. The increase in operating margin for both periods was primarily the result of an increase in gross profit margin, primarily due to increased margins from our energy services, mobile mechanical services and commercial site-based services operations.
Operating income of our United States industrial services segment for the three months ended September 30, 2013 decreased by $10.8 million compared to operating income for the three months ended September 30, 2012, and operating income for the nine months ended September 30, 2013 increased by $3.7 million compared to operating income for the nine months ended September 30, 2012. Operating income in the 2012 third quarter was favorably impacted by three large non-recurring turnaround and repair service projects. The increase in operating income for the nine months ended September 30, 2013 resulted from an increase in the demand for turnaround projects and our heat exchanger services during the first quarter of 2013. Operating income was adversely impacted by a company acquired in 2013 which incurred operating losses of $1.0 million, including $2.3 million of amortization expense attributable to identifiable intangible assets for each of the three and nine months ended September 30, 2013.
Our United Kingdom construction and facilities services segment operating income for the three months ended September 30, 2013 was $1.1 million compared to operating income of $1.6 million for the three months ended September 30, 2012. This segment's operating losses for the nine months ended September 30, 2013 were $2.1 million compared to operating income of $9.1 million for the nine months ended September 30, 2012. These unfavorable results were the result of operating losses of $2.1 million and $14.0 million for the three and nine months ended September 30, 2013, respectively, due to its construction operations as a result of lower volume and project write-downs, as well as from both weak market conditions and our decision earlier this year to withdraw from the construction market in the United Kingdom, partially offset by lower selling general and administrative expenses predominantly as a result of lower employee related costs. Operating margin in this segment decreased for both periods due to operating losses from its construction operations.

Our corporate administration expenses for the three months ended September 30, 2013 were $19.5 million compared to $14.2 million for the three months ended September 30, 2012. Our corporate administration expenses for the nine months ended September 30, 2013 were $51.0 million compared to $44.9 million for the nine months ended September 30, 2012. The increase in expenses for the three and nine months ended September 30, 2013 compared to the same periods in 2012 was primarily due to $4.7 million and $6.1 million, respectively, of transaction costs associated with the RSI acquisition. Also, included in our corporate administration expenses for the nine months ended September 30, 2013 is the receipt of an insurance recovery of approximately $2.6 million that was received in January 2013 and is associated with a previously disposed of operation, which is classified as a component of "Cost of sales" on the Condensed Consolidated Statements of Operations.
Interest expense for the three months ended September 30, 2013 and 2012 was $2.4 million and $1.8 million, respectively. Interest expense for the nine months ended September 30, 2013 and 2012 was $6.0 million and $5.5 million, respectively. Interest income for the three months ended September 30, 2013 and 2012 was $0.2 million and $0.4 million, respectively. Interest income for the nine months ended September 30, 2013 and 2012 was $0.9 million and $1.2 million, respectively.
For the three months ended September 30, 2013 and 2012, our income tax provision was $23.1 million and $26.9 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 40.8% and 37.6%, respectively. The actual income tax rates on income before income taxes, less amounts attributable to noncontrolling interests, for the three months ended September 30, 2013 and 2012, inclusive of discrete items, were 46.4% and 40.5%, respectively. For the nine months ended September 30, 2013 and 2012, our income tax provision was $55.3 million and $64.7 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 39.9% and 38.0%, respectively. The actual income tax rates on income before income taxes, less amounts attributable to noncontrolling interests, for the nine months ended September 30, 2013 and 2012, inclusive of discrete items, were 41.5% and 39.2%, respectively. The decrease in the 2013 income tax provision was primarily due to reduced income before income taxes and a change in the allocation of earnings amongst various jurisdictions. The increase in the 2013 effective income tax rates was primarily due to the impact of operating losses incurred in the United Kingdom and the effect of the United Kingdom tax rate change on both current and deferred tax balances.
Liquidity and Capital Resources
The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the nine months ended September 30,
	2013	2012
Net cash provided by operating activities	$68,047	$43,031
Net cash used in investing activities	$(467,162)	$(48,082)
Net cash provided by (used in) financing activities	$238,599	$(34,092)
Effect of exchange rate changes on cash and cash equivalents	$(750)	$2,201

Our consolidated cash balance decreased by approximately $161.3 million from $605.3 million at December 31, 2012 to $444.0 million at September 30, 2013. Net cash provided by operating activities for the nine months ended September 30, 2013 was $68.0 million compared to $43.0 million of net cash provided by operating activities for the nine months ended September 30, 2012. The increase in net cash provided by operating activities, excluding the effect of businesses acquired, was primarily due to: (a) a $39.2 million decrease in our accounts receivable balances, (b) a $19.2 million increase in net over-billings, related to the timing of customer billings and payments, partially offset by (c) a $24.4 million reduction in other accrued expenses, primarily due to a reduction in federal taxes payable, and (d) other changes in our working capital. Net cash used in investing activities was $467.2 million for the nine months ended September 30, 2013 compared to net cash used in investing activities of $48.1 million for the nine months ended September 30, 2012. The increase in net cash used in investing activities was primarily due to a $428.3 million increase in payments for acquisitions of businesses and related contingent consideration arrangement, partially offset by a $5.4 million decrease in amounts paid for the purchase of property, plant and equipment. Net cash used in financing activities for the nine months ended September 30, 2013 increased by approximately $272.7 million compared to the nine months ended September 30, 2012. The increase in net cash provided by financing activities was primarily due to borrowings under our revolving credit facility, an $18.9 million decrease in funds used for the repurchase of common stock and a $1.9 million decrease in dividends paid to stockholders. Payment of the regular quarterly dividend that would have been paid the first quarter of 2013 was accelerated and paid in December 2012.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving Credit Facility (including interest at 1.68%) (1)	$421.4	$6.8	$13.6	$401.0	$—
Capital lease obligations	5.4	2.1	2.7	0.6	—
Operating leases	198.8	53.4	82.8	42.2	20.4
Open purchase obligations (2)	805.9	681.8	114.4	9.7	—
Other long-term obligations, including current portion (3)	354.5	32.1	317.0	5.4	—
Liabilities related to uncertain income tax positions	14.5	7.8	0.5	4.6	1.6
Total Contractual Obligations	$1,800.5	$784.0	$531.0	$463.5	$22.0

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$79.1	$5.6	$73.5	$—	$—
 _________

(1)
We classify these borrowings as long-term on our Condensed Consolidated Balance Sheets because of our intent to repay the amounts on a long-term basis. These amounts are outstanding at our discretion and are not payable until the 2011 Revolving Credit Facility expires in November 2016. As of September 30, 2013, there were borrowings of $400.0 million outstanding under the 2011 Revolving Credit Facility.

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

Effective November 21, 2011, we entered into an amended and restated $750.0 million revolving credit facility (the “2011 Revolving Credit Facility”). The 2011 Revolving Credit Facility expires on November 21, 2016 and permits us to increase our borrowing to $900.0 million if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of the borrowing capacity under the 2011 Revolving Credit Facility to letters of credit. The 2011 Revolving Credit Facility is guaranteed by most of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2011 Revolving Credit Facility contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2011 Revolving Credit Facility, which ranges from 0.25% to 0.35%, based on certain financial tests. The fee is 0.25% of the unused amount as of September 30, 2013. Borrowings under the 2011 Revolving Credit Facility bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2013) plus 0.50% to 1.00%, based on certain financial tests or (2) United States dollar LIBOR (0.18% at September 30, 2013) plus 1.50% to 2.00%, based on certain financial tests. The interest rate in effect at September 30, 2013 was 1.68%. Letters of credit fees issued under this facility range from 1.50% to 2.00% of the respective face amounts of the letters of credit issued and are computed based on certain financial tests. We capitalized approximately $4.2 million of debt issuance costs associated with the 2011 Revolving Credit Facility. This amount is being amortized over the life of the facility and is included as part of interest expense. As of September 30, 2013 and December 31, 2012, we had approximately $78.9 million and $84.0 million of letters of credit outstanding, respectively. We have borrowings of $400.0 million outstanding under the 2011 Revolving Credit Facility at September 30, 2013, which may remain outstanding at our discretion until the 2011 Revolving Credit Facility expires.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The

Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2013, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $0.8 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
We continually monitor our available limits of Surety Bonds, which we believe to be adequate, and discuss with our current and other Surety Bond providers the amount of Surety Bonds that may be available to us based on our financial strength and the absence of any default by us on any Surety Bond issued on our behalf. However, if we experience changes in our bonding relationships or if there are adverse changes in the surety industry, we may seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds such as letters of credit or parent company guarantees, by seeking to convince customers to forego the requirement for Surety Bonds, by increasing our activities in business segments that rarely require Surety Bonds such as the facilities services segment, and/or by refraining from bidding for certain projects that require Surety Bonds. There can be no assurance that we would be able to effectuate alternatives to providing Surety Bonds to our customers or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds to replace projects requiring Surety Bonds that we may decide not to pursue. Accordingly, if we were to experience a reduction in the availability of Surety Bonds, we could experience a material adverse effect on our financial position, results of operations and/or cash flows.
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
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2011 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. Short-term liquidity is also impacted by the type and length of construction contracts in place. During past economic downturns, there were typically fewer small discretionary projects from the private sector, and companies like us aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Costs and estimated earnings in excess of billings on uncompleted contracts”, were $280.4 million and $290.5 million as of September 30, 2013 and December 31, 2012, respectively.
On September 26, 2011, our Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. During 2013, we repurchased approximately 0.1 million shares of our common stock for approximately $5.0 million. Since the inception of the repurchase program, we have repurchased 2.2 million shares of our common stock for approximately $56.4 million through September 30, 2013, and there remains authorization for us to repurchase approximately $43.6 million of our shares. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase program may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our revolving credit facility placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
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
Certain Insurance Matters
As of September 30, 2013 and December 31, 2012, we utilized approximately $78.9 million and $84.0 million, respectively, of letters of credit obtained under our 2011 Revolving Credit Facility as collateral for our insurance obligations.
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
Application of Critical Accounting Policies
Our condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2012. We adopted two new accounting pronouncements during the nine months ended September 30, 2013 (see Note 2, “New Accounting Pronouncements”, of the notes to condensed consolidated financial statements for further information). We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.
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
Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. At September 30, 2013 and December 31, 2012, our accounts receivable of $1,286.2 million and $1,222.0 million, respectively, included allowances for doubtful accounts of $11.2 million and $11.5 million, respectively. The decrease in our allowance for doubtful accounts was primarily due to the write-off of accounts receivable against the allowance for doubtful accounts. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
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
Income Taxes
We had net deferred income tax liabilities at September 30, 2013 and December 31, 2012 of $111.6 million and $35.6 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liability balances are deferred income tax assets. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of September 30, 2013 and December 31, 2012, the total valuation allowance on gross deferred income tax assets was approximately $2.5 million.
Goodwill and Identifiable Intangible Assets
As of September 30, 2013, we had $829.3 million and $550.8 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2012, goodwill and net identifiable intangible assets were $566.6 million and $343.7 million, respectively. The changes to goodwill and net identifiable intangible assets (net of accumulated amortization) since December 31, 2012 were primarily related to the acquisition of two companies during 2013. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 12, "Segment Information", of the notes to condensed consolidated financial statements. In assessing whether our goodwill is impaired, we first qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount using various factors. If after this assessment we are unable to determine that the fair value of a reporting unit exceeds the carrying amount, we proceed to the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. No impairment of our goodwill was recognized for either of the three or nine month periods ended September 30, 2013 and 2012.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. No impairment of our trade names was recognized for either of the three or nine month periods ended September 30, 2013 and 2012.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. No impairment of our other identifiable intangible assets was recognized for either of the three or nine month periods ended September 30, 2013 and 2012.
As of September 30, 2013, we had $829.3 million of goodwill on our balance sheet and, of this amount, approximately 44.7% relates to our United States industrial services segment, 28.6% relates to our United States building services segment, approximately 26.2% relates to our United States mechanical construction and facilities services segment and approximately 0.5% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, October 1, 2012, the fair values of our segment formerly named the United States facilities services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment exceeded their carrying values by approximately $109.2 million, or 12.8%, $376.5 million, or 169.4%, and $306.9 million, or over 2,000%, respectively. The weighted average cost of capital used in testing goodwill for impairment was 12.8% and 12.1% for our domestic construction segments and our former United States facilities services segment, respectively. The perpetual growth rate used was 2.7% for our domestic segments.
We have certain businesses, particularly within our United States industrial services segment, whose results are highly impacted by the demand for some of our offerings within the industrial and oil and gas markets. Future performance of this segment, along with a continued evaluation of the conditions of its end user markets, will be important to ongoing impairment assessments. Should its actual results suffer a decline or expected future results be revised downward, the risk of goodwill impairment or impairment of other identifiable intangible assets would increase.
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
Although we have not yet conducted our October 1, 2013 goodwill and other impairment tests, there have been no impairments recognized through the first nine months of 2013. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the three months ended September 30, 2013, including trading or speculating on changes in commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2011 Revolving Credit Facility. Borrowings under the 2011 Revolving Credit Facility bear interest at variable rates. As of September 30, 2013, there were borrowings of $400.0 million outstanding under the 2011 Revolving Credit Facility. This instrument bears interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2013) plus 0.50% to 1.00% based on certain financial tests or (2) United States dollar LIBOR (0.18% at September 30, 2013) plus 1.50% to 2.00% based on certain financial tests. The interest rate in effect at September 30, 2013 was 1.68%. Based on the $400.0 million borrowings outstanding on the 2011 Revolving Credit Facility, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.4 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.4 million in the next twelve months. Letter of credit fees issued under this facility range from 1.50% to 2.00% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. The 2011 Revolving Credit Facility expires on November 21, 2016. There is no guarantee that we will be able to renew the 2011 Revolving Credit Facility at its expiration.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. – OTHER INFORMATION.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made during the quarter ended September 30, 2013 by us:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs
July 1, 2013 to July 31, 2013	None	None	None	$43,567,147
August 1, 2013 to August 31, 2013	None	None	None	$43,567,147
September 1, 2013 to September 30, 2013	None	None	None	$43,567,147

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
Date: October 24, 2013

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
Exhibit 10(o)(o) to 2011 Form 10-K
10(z)	Restricted Stock Unit Agreement dated May 9, 2011 between EMCOR and Anthony J. Guzzi	Exhibit 10(o)(o) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10(a)(a)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(b)(b)	Form of Restricted Stock Unit Agreement dated March , 2012 between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(o)(o) to the March 31, 2012 Form 10-Q
10(c)(c)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(d)(d)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 ("June 2012 Form 10-Q")
10(e)(e)	Director Award Program, as Amended and Restated December 6, 2012	Exhibit 10(d)(d) to 2012 Form 10-K
10(f)(f)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(g)(g)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
11	Computation of Basic EPS and Diluted EPS for the three and nine months ended September 30, 2013 and 2012	Note 4 of the Notes to the Condensed Consolidated Financial Statements

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Exhibit 95 to the June 2012 Form 10-Q
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Condensed Consolidated Financial Statements.
Filed