Form 10-K
period 2013-12-31
EMCOR GROUP INC
filed 2014-02-25
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,990,000,000 as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price on the New York Stock Exchange reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock (based solely on filings of such 5% holders) have been excluded from such calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of the registrant's common stock outstanding as of the close of business on February 20, 2014: 66,924,741 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III. Portions of the definitive proxy statement for the 2014 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

[This Page Intentionally Left Blank]

FORWARD-LOOKING STATEMENTS
Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the “Safe Harbor” provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including market share growth, gross profit, project mix, projects with varying profit margins, selling, general and administrative expenses, and trends in our business and other characterizations of future events or circumstances. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our web site and in other material released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the “Risk Factors” section, the “Management's Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report, and in our Forms 10-Q for the three months ended March 31, 2013, June 30, 2013 and September 30, 2013 and in other reports filed by us from time to time with the SEC as well as in press releases, in our presentations, on our web site and in other material released to the public. Such risks, uncertainties and assumptions are difficult to predict, beyond our control and may turn out to be inaccurate causing actual results to differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

[This Page Intentionally Left Blank]

PART I

ITEM 1. BUSINESS
References to the “Company,” “EMCOR,” “we,” “us,” “our” and similar words refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise.
General
We are one of the largest electrical and mechanical construction and facilities services firms in the United States. In addition, we provide a number of building services and industrial services. In 2013, we had revenues of approximately $6.4 billion. Our services are provided to a broad range of commercial, industrial, utility and institutional customers through approximately 70 operating subsidiaries and joint venture entities. Our executive offices are located at 301 Merritt Seven, Norwalk, Connecticut 06851-1092, and our telephone number at those offices is (203) 849-7800.
We specialize principally in providing construction services relating to electrical and mechanical systems in all types of non-residential facilities and in providing various services relating to the operation, maintenance and management of facilities, including refineries and petrochemical plants.
During the third quarter of 2013, we completed the acquisition of RepconStrickland, Inc. ("RSI"), a leading provider of turnaround and specialty services to the North American refinery and petrochemical markets. In connection with the acquisition of RSI and to reflect changes in our internal reporting structure and the information used by management to make operating decisions and assess performance, we created a new segment that includes RSI and certain businesses that had been part of our United States facilities services segment. The new segment is called the United States industrial services segment and the segment formerly named the United States facilities services segment has been renamed the United States building services segment.
Our reportable segments have been restated in all periods presented to reflect the changes in our segments referred to above. The segment formally named the United Kingdom construction and facilities services segment has been renamed the United Kingdom construction and building services segment. In addition, the results of operations for all periods presented reflect: (a) discontinued operations accounting due to the disposition in August 2011 of our Canadian subsidiary and (b) certain reclassifications of prior period amounts from our United States building services segment to our United States mechanical construction and facilities services segment due to changes in our internal reporting structure.
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

Our building services operations, which are provided to a wide range of facilities, including commercial, utility, institutional and governmental facilities, include:

•	Commercial and government site-based operations and maintenance;

•	Facility maintenance and services;

•	Outage services to utilities and industrial plants;

•	Military base operations support services;

•	Mobile mechanical maintenance and services;

•	Floor care and janitorial services;

•	Landscaping, lot sweeping and snow removal;

•	Facilities management;

•	Vendor management;

•	Call center services;

•	Installation and support for building systems;

•	Program development, management and maintenance for energy systems;

•	Technical consulting and diagnostic services;

•	Infrastructure and building projects for federal, state and local governmental agencies and bodies;

•	Small modification and retrofit projects; and

•	Retrofit projects to comply with clean air laws.
Our industrial services are provided to refineries and petrochemical plants and include:

•	On-site repairs, maintenance and service of heat exchangers, towers, vessels and piping;

•	Design, manufacturing, repair and hydro blast cleaning of shell and tube heat exchangers and related equipment;

•	Refinery turnaround planning and engineering services;

•	Specialty welding services;

•	Overhaul and maintenance of critical process units in refineries and petrochemical plants; and

•	Specialty technical services for refineries and petrochemical plants.
We provide construction services and building services directly to corporations, municipalities and federal and state governmental entities, owners/developers, and tenants of buildings. We also provide our construction services indirectly by acting as a subcontractor to general contractors, systems suppliers, property managers and other subcontractors. Our industrial services generally are provided directly to refineries and petrochemical plants. Worldwide, as of December 31, 2013, we had over 27,000 employees.
Our revenues are derived from many different customers in numerous industries, which have operations in several different geographical areas. Of our 2013 revenues, approximately 93% were generated in the United States and approximately 7% were generated in foreign countries, substantially all in the United Kingdom. In 2013, approximately 36% of revenues were derived from new construction projects, 19% were derived from renovation and retrofit of customer's existing facilities, 37% were derived from building services operations, and 8% were derived from industrial services operations.
The broad scope of our operations is more particularly described below. For information regarding the revenues, operating income and total assets of each of our segments with respect to each of the last three years, and our revenues and assets attributable to the United States and the United Kingdom for the last three years, see Note 17 - Segment Information of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

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
Electrical and mechanical construction services generally fall into one of two categories: (a) large installation projects with contracts often in the multi-million dollar range that involve construction of manufacturing and commercial buildings and institutional and public works projects or the fit-out of large blocks of space within commercial buildings and (b) smaller installation projects typically involving fit-out, renovation and retrofit work.
Our United States electrical and mechanical construction services operations accounted for about 53% of our 2013 revenues, approximately 67% of which were related to new construction and approximately 33% of which were related to renovation and retrofit projects. Our United Kingdom electrical and mechanical construction services operations accounted for approximately 2% of our 2013 revenues, approximately 46% of which were related to new construction and approximately 54% of which were related to renovation and retrofit projects. However, in mid-2013, we announced our decision to end our construction operations in the United Kingdom due to recurring losses over the last several years and our negative assessment of construction market conditions in the United Kingdom. We plan to focus in the United Kingdom solely on building services.
We provide electrical and mechanical construction services for both large and small installation and renovation projects. Our largest projects have included those: (a) for institutional purposes (such as educational and correctional facilities and research laboratories); (b) for manufacturing purposes (such as pharmaceutical plants, steel, pulp and paper mills, chemical, food, automotive and semiconductor manufacturing facilities and power generation); (c) for transportation purposes (such as highways, airports and transit systems); (d) for commercial purposes (such as office buildings, data centers, convention centers, sports stadiums, shopping malls and resorts); (e) for hospitality purposes (such as hotels and casinos); (f) for water and wastewater purposes; and (g) for healthcare purposes. Our largest projects, which typically range in size from $10.0 million up to and occasionally exceeding $150.0 million and are frequently multi-year projects, represented approximately 33% of our worldwide construction services revenues in 2013.
Our projects of less than $10.0 million accounted for approximately 67% of our worldwide construction services revenues in 2013. These projects are typically completed in less than one year. They usually involve electrical and mechanical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use. These projects frequently require electrical and mechanical systems to meet special needs such as critical systems power supply, fire protection systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, new production lines in manufacturing plants and office arrangements in existing office buildings. They are not usually dependent upon the new construction market. Demand for these projects and types of services is often prompted by the expiration of leases, changes in technology, or changes in the customer's plant or office layout in the normal course of a customer's business.
We have a broad customer base with many long-standing relationships. We perform construction services pursuant to contracts with owners, such as corporations, municipalities and other governmental entities, general contractors, systems suppliers, construction managers, developers, other subcontractors and tenants of commercial properties. Institutional and public works projects are frequently long-term complex projects that require significant technical and management skills and the financial strength to obtain bid and performance bonds, which are often a condition to bidding for and winning these projects.
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
Our United States building services segment offers a broad range of services, including operation, maintenance and service of electrical and mechanical systems; commercial and government site-based operations and maintenance; facility maintenance and services, including outage services to utilities and manufacturing facilities; military base operations support services; mobile mechanical maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance with respect to energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; small modification and retrofit projects; and retrofit projects to comply with clean air laws.
These building services, which generated approximately 37% of our 2013 revenues, are provided to owners, operators, tenants and managers of all types of facilities both on a contract basis for a specified period of time and on an individual task order basis. Of our 2013 building services revenues, approximately 88% were generated in the United States and approximately 12% were generated in the United Kingdom.
Our building services operations have built upon our traditional electrical and mechanical services operations, facilities services activities of our electrical and mechanical contracting subsidiaries, and our client relationships, as well as acquisitions, to expand the scope of services being offered and to develop packages of services for customers on a regional and national basis.
Demand for our building services is often driven by customers' decisions to focus on their core competencies, customers' programs to reduce costs, the increasing technical complexity of their facilities and their mechanical, electrical, voice and data and other systems, and the need for increased reliability, especially in electrical and mechanical systems. These trends have led to outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out those activities that support, but are not directly associated with, the customer's core business. Clients of our building services business include federal and state governments, utilities, independent power producers, pulp and paper producers and major corporations engaged in information technology, telecommunications, pharmaceuticals, financial services, publishing and other manufacturing, and large retailers and other businesses with multiple locations throughout the United States.
We currently provide building services in a majority of the states in the United States to commercial, industrial, institutional and governmental customers and as part of our operations are responsible for: (a) the oversight of all or most of the facilities operations of a business, including operation and maintenance; (b) servicing, upgrade and retrofit of HVAC, electrical, plumbing and industrial piping and sheet metal systems in existing facilities; (c) interior and exterior services, including floor care and janitorial services, landscaping, lot sweeping and snow removal; (d) diagnostic and solution engineering for building systems and their components; and (e) maintenance and support services to manufacturers and power producers.
In the Washington D.C. metropolitan area, we provide building services at a number of preeminent buildings, including those that house the Secret Service, The Federal Deposit Insurance Corporation, the National Foreign Affairs Training Center, and the Department of Health and Human Services, as well as other government facilities including the NASA Jet Propulsion Laboratory in Pasadena, California. We also provide building services to a number of military bases, including base operations support services to the Navy National Capital Region and the Army's Fort Huachuca, Arizona, and are also involved in joint ventures providing building services to the Naval Base Kitsap in the State of Washington. The agreements pursuant to which this division provides services to the federal government are frequently for a term of five years, are subject to renegotiation of terms and prices by the government, and are subject to termination by the government prior to the expiration of the term.
Our United Kingdom subsidiary primarily focuses on building services and currently provides a broad range of services under multi-year agreements to public and private sector customers, including airlines, airports, real estate property managers, manufacturers and governmental agencies.
Our industrial services business is a recognized leader in the refinery turnaround market and has a growing presence in the petrochemical market. In July 2013, we acquired RepconStrickland, Inc. expanding services we provide to our refinery and petrochemical customers and significantly increasing the size of our industrial services business. Our industrial services business: (a) provides after-market maintenance, repair and cleaning services for highly engineered shell and tube heat exchangers for refineries and petrochemical plants both in the field and at our own shops, including tube and shell repairs, bundle repairs, and extraction services, and (b) designs and manufactures new highly engineered shell and tube heat exchangers. We also perform a broad range of turnaround and maintenance services for critical units of refineries so as to upgrade, repair and maintain them. Such services include turnaround and maintenance services relating to: (i) engineering and planning services in advance of complex refinery turnarounds, (ii) overhaul and maintenance of critical process units (including hydrofluoric alkylation units, fluid catalytic cracking units, coking units, heaters, heat exchangers and related mechanical equipment) during refinery and petrochemical plant shut downs, (iii) general revamps and capital projects for refineries and petrochemical plants, and (iv) other related specialty technical services such as (a) welding, including pipe welding, and fabrication; heater, boiler, and reformer repairs and revamps; converter repair and revamps; and vessel, exchanger and tower services; (b) tower and column repairs and revamps in refineries; (c) installation and repair of refractory materials for critical units in process plants so as to protect equipment from corrosion, erosion, and extreme temperatures; and (d) acid-proofing services to protect critical components at refineries from chemical exposure.
Competition
In our construction services, building services and industrial services businesses, we compete with national, regional and local companies, many of which are small, owner-operated entities that carry on their businesses in a limited geographic area.
We believe that the electrical and mechanical construction services businesses are highly fragmented and our competition includes thousands of small companies across the United States. In the United States, there are a few public companies focused on providing either electrical and/or mechanical construction services, such as Integrated Electrical Services, Inc., Comfort Systems USA, Inc. and Tutor Perini Corporation. A majority of our revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability and financial strength. Because we have total assets, annual revenues, net worth, access to bank credit and surety bonding and expertise significantly greater than most of our competitors, we believe we have a significant competitive advantage over our competitors in providing electrical and mechanical construction services. Competitive factors in the electrical and mechanical construction services business include: (a) the availability of qualified and/or licensed personnel; (b) reputation for integrity and quality; (c) safety record; (d) cost structure; (e) relationships with customers; (f) geographic diversity; (g) the ability to control project costs; (h) experience in specialized markets; (i) the ability to obtain surety bonding; (j) adequate working capital; (k) access to bank credit; and (l) price. However, there are relatively few significant barriers to entry to several types of our construction services business.
While the building services business is also highly fragmented with most competitors operating in a specific geographic region, a number of large United States based corporations such as AECOM Technology Corporation, Johnson Controls, Inc., Fluor Corp., J&J Worldwide Services, DTZ, the Washington Division of URS Corporation, CB Richard Ellis, Inc., Jones Lang LaSalle and ABM Facility Services are engaged in this field, as are large original equipment manufacturers such as Carrier Corp. and Trane Air Conditioning. In addition, we compete with several regional firms serving all or portions of the markets we target, such as FM Facility Maintenance, Bergensons Property Services, Inc., SMS Assist, LLC and Ferandino & Sons, Inc. Our principal services competitors in the United Kingdom include ISS UK Ltd. and MITIE Group plc. The key competitive factors in the building services business include price, service, quality, technical expertise, geographic scope and the availability of qualified personnel and managers. Due to our size, both financial and geographic, and our technical capability and management experience, we believe we are in a strong competitive position in the building services business. However, there are relatively few barriers to entry to most of our building services businesses.
In our industrial services business, we are the leading North American provider of after-market maintenance and repair services for, and manufacturing of, highly engineered shell and tube heat exchangers and related equipment and a leader in providing specialized services to refineries and petrochemical plants. The market for providing these services and products to refineries and petrochemical plants is highly fragmented and includes large national industrial services providers, as well as numerous regional companies, including JV Industrial Companies Ltd., Matrix Service Company, Starcon, Turner Industries, Team, Inc., Cust-O-Fab, Dunn Heat, and Wyatt Field Service Company. In the manufacture of heat exchangers, we compete with both U.S. and foreign manufacturers. The key competitive factors in the industrial services market include service, quality, ability to respond quickly, technical expertise, price, safety record and availability of qualified personnel. Due to our technical capabilities, safety record and skilled workforce, we believe that we are in a strong competitive position in the industrial services market we serve. Because of the complex tasks associated with turnarounds and precision required in the manufacture of heat exchangers, we believe that the barriers to entry in this business are significant.
Employees
At December 31, 2013, we employed over 27,000 people, approximately 57% of whom are represented by various unions pursuant to more than 375 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.

Backlog
Our backlog at December 31, 2013 was $3.36 billion compared to $3.37 billion of backlog at December 31, 2012. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We include a project within our backlog at such time as a contract is awarded. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of services contracts. However, we do not include in backlog contracts for which we are paid on a time and material basis, and if the remaining term of a services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the initial contract award. Our backlog also includes amounts related to services contracts for which a fixed price contract value is not assigned; however, a reasonable estimate of total revenues can be made from budgeted amounts agreed to with our customer. Our backlog is comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business and (d) claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Claim amounts recorded were immaterial for all periods presented. Our backlog does not include anticipated revenues from unconsolidated joint ventures or variable interest entities and anticipated revenues from pass-through costs on contracts for which we are acting in the capacity of an agent and which are reported on the net basis. We believe our backlog is firm, although many contracts are subject to cancellation at the election of our customers. Historically, cancellations have not had a material adverse effect on us. We estimate that 84% of our backlog as of December 31, 2013 will be recognized as revenues during 2014.
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
Our Board of Directors has an audit committee, a compensation and personnel committee, a nominating and corporate governance committee and a risk oversight committee. Each of these committees has a formal charter. We also have Corporate Governance Guidelines, which include guidelines regarding related party transactions, a Code of Ethics for our Chief Executive Officer and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees. Copies of these charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, can be obtained free of charge from our web site, www.emcorgroup.com.
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
Economic downturns have led to reductions in demand for our services. Negative conditions in the credit markets may adversely impact our ability to operate our business. The level of demand from our clients for our services has been, in the past, adversely impacted by slowdowns in the industries we service, as well as in the economy in general. When the general level of economic activity has been reduced from historical levels, certain of our ultimate customers have delayed or cancelled projects or capital spending, especially with respect to more profitable private sector work, and such slowdowns adversely affect our ability to grow, reducing our revenues and profitability. A number of economic factors, including financing conditions for the industries we serve, have, in the past, adversely affected our ultimate customers and their ability or willingness to fund expenditures. General concerns about the fundamental soundness of domestic and foreign economies may cause ultimate customers to defer projects even if they have credit available to them. Worsening of financial and macroeconomic conditions could have a significant adverse effect on our revenues and profitability.
Many of our clients depend on the availability of credit to help finance their capital and maintenance projects. At times, tightened availability of credit has negatively impacted the ability of existing and prospective ultimate customers to fund projects we might otherwise perform, particularly those in the more profitable private sector. As a result, our ultimate customers may defer such projects for an unknown, and perhaps lengthy, period. Any such deferrals would inhibit our growth and would adversely affect our results of operations.
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
Our business may be adversely affected by significant delays and reductions in government appropriations. Federal legislation adopted in 2013 aimed at curtailing spending by federal agencies and departments and reducing the federal budget deficit has resulted in federal governmental agencies or departments deferring or canceling projects that we might otherwise have sought to perform. We expect that budgetary constraints and ongoing concerns regarding the U.S. national debt will continue to place downward pressure on spending levels of the U.S. government. In addition, significant budget deficits faced by state and local governments as a result of declining tax and other revenues may result in curtailment of future spending on their government infrastructure projects and/or expenditures. Some of our businesses derive a significant portion of their revenues from federal, state and local governmental bodies.
An increase in the prices of certain materials used in our businesses could adversely affect our businesses. We are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in all of our operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 8,500 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to such projects.
Our industry is highly competitive. Our industry is served by numerous small, owner-operated private companies, a few public companies and several large regional companies. In addition, relatively few barriers prevent entry into most of our businesses. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Competition in our industry depends on numerous factors, including price. Certain of our competitors have lower overhead cost structures and, therefore, are able to provide their services at lower rates than we are currently able to provide. In addition, some of our competitors have greater resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources necessary to provide services that are superior in quality and lower in price to ours. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the industry or maintain a customer base at current levels. We may also face competition from the in-house service organizations of existing or prospective customers, particularly with respect to building services. Many of our customers employ personnel who perform some of the same types of building services that we do. We cannot be certain that our existing or prospective customers will continue to outsource building services in the future.

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
Our business may also be affected by adverse weather conditions. Adverse weather conditions, particularly during the winter season, could impact our construction services operations as those conditions affect our ability to perform efficient work outdoors in certain regions of the United States and the United Kingdom. However, the absence of snow in the United States during the winter could cause us to experience reduced revenues in our United States building services segment, which has meaningful snow removal operations. In addition, cooler than normal temperatures during the summer months could reduce the need for our services, particularly in our businesses that provide or service air conditioning units, and result in reduced revenues and profitability during the period such unseasonal weather conditions persist.
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
Many of our contracts, especially our building services contracts for governmental and non-governmental entities, may be canceled on short notice, and we may be unsuccessful in replacing such contracts if they are canceled or as they are completed or expire. We could experience a decrease in revenues, net income and liquidity if any of the following occur:

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
Our unionized workforce could adversely affect our operations, and we participate in many multiemployer union pension plans which could result in substantial liabilities being incurred. As of December 31, 2013, approximately 57% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. However, only two of our collective bargaining agreements are national or regional in scope, and not all of our collective bargaining agreements expire at the same time. Strikes or work stoppages would adversely impact our relationships with our customers and could have a material adverse effect on our financial position, results of operations and cash flows. We contribute to over 200 multiemployer union pension plans based upon wages paid to our union employees that could result in our being responsible for a portion of the unfunded liabilities under such plans. Our potential liability for unfunded liabilities could be material. Under the Employee Retirement Income Security Act, we may become liable for our proportionate share of a multiemployer pension plan's underfunding, if we cease to contribute to that pension plan or significantly reduce the employees in respect of which we make contributions to that pension plan. See Note 14 - Retirement Plans of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information regarding multiemployer plans.
Fluctuating foreign currency exchange rates impact our financial results. We have foreign operations in the United Kingdom, which in 2013 accounted for 7% of our revenues. Our reported financial position and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our United Kingdom operations, which are denominated in local currencies, into the U.S. dollar.
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
Adverse resolution of litigation and other legal proceedings may harm our operating results or financial position. We are a party to lawsuits and other legal proceedings, most of which occur in the normal course of our business. Litigation and other legal proceedings can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular legal proceeding could have a material adverse effect on our business, operating results, financial position, and in some cases, on our reputation or our ability to obtain projects from customers, including governmental entities. See Item 3. Legal Proceedings and Note 15 - Commitments and Contingencies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, for more information regarding legal proceedings in which we are involved.
Opportunities within the government sector could lead to increased governmental regulation applicable to us and unrecoverable startup costs. Most government contracts are awarded through a regulated competitive bidding process. As we pursue increased opportunities in the government arena, particularly in our building services segment, management's focus associated with the start-up and bidding process may be diverted away from other opportunities. If we are to be successful in being awarded additional government contracts, a significant amount of costs could be required before any revenues are realized from these contracts. In addition, as a government contractor we are subject to a number of procurement rules and other regulations, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors. Government agencies may review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If government agencies determine through these audits or reviews that costs are improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we are engaged in improper activity, we may be subject to civil and criminal penalties and debarment or suspension from doing business with the government. Government contracts are also subject to renegotiation of profit by the government, termination by the government prior to the expiration of the term and non-renewal by the government.
A significant portion of our business depends on our ability to provide surety bonds. We may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds. Our construction contracts frequently require that we obtain from surety companies and provide to our customers payment and performance bonds as a condition to the award of such contracts. Such surety bonds secure our payment and performance obligations. Under standard terms in the surety market, surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing any bonds. Current or future market conditions, as well as changes in our sureties' assessment of our or their own operating and financial risk, could cause our surety companies to decline to issue, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions can be taken on short notice. If our surety companies were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding, we may be unable to compete for or work on certain projects.
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
Health care reform could adversely affect our operating results. In 2010, the United States government enacted comprehensive health care reform legislation. Due to the breadth and complexity of this legislation, as well as its phased-in nature of implementation, it is difficult for us to predict the overall effects it will have on our business over the coming years. To date, we have not experienced material costs related to the health care reform legislation; however, it is possible that our operating results and/or cash flows could be adversely affected in the future by increased costs, expanded liability exposure and requirements that change the ways we provide healthcare and other benefits to our employees.
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
Our results of operations could be adversely affected as a result of goodwill and other identifiable intangible asset impairments. When we acquire a business, we record an asset called “goodwill” equal to the excess amount paid for the business, including liabilities assumed, over the fair value of the tangible and identifiable intangible assets of the business acquired. The Financial Accounting Standards Board (“FASB”) requires that all business combinations be accounted for using the acquisition method of accounting and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. FASB Accounting Standard Codification (“ASC”) Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) provides that goodwill and other identifiable intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and identifiable intangible assets that have finite useful lives should continue to be amortized over their useful lives and be tested for impairment whenever facts and circumstances indicate that the carrying values may not be fully recoverable. ASC 350 also provides specific guidance for testing goodwill and other non-amortized identifiable intangible assets for impairment, which we test annually each October 1. ASC 350 requires management to make certain estimates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities. Such fair value is determined using discounted estimated future cash flows. Our development of the present value of future cash flow projections is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins and the weighted average cost of capital, among others. Much of the information used in assessing fair value is outside the control of management, such as interest rates, and these assumptions and estimates can change in future periods. There can be no assurance that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding business plans or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required to record goodwill and/or identifiable intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing on October 1, 2014 or earlier, if an indicator of an impairment is present prior to the quarter in which the annual goodwill impairment test is to be performed. It is not possible at this time to determine if any such additional impairment charge would result or, if it does, whether such a charge would be material to our results of operations.
We did not record an impairment of our goodwill or identifiable intangible assets for the year ended December 31, 2013.
Amounts included in our backlog may not result in actual revenues or translate into profits. Many contracts are subject to cancellation or suspension on short notice at the discretion of the client, and the contracts in our backlog are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contract. We have historically experienced variances in the components of backlog related to project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control, and we may experience more delays or cancellations in the future. The risk of contracts in backlog being cancelled or suspended generally increases during periods of widespread slowdowns. Accordingly, there is no assurance that backlog will actually be realized. If our backlog fails to materialize, we could experience a reduction in revenues and a decline in profitability, which could result in a deterioration of our financial position and liquidity.
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
Certain provisions of our corporate governance documents could make an acquisition of us, or a substantial interest in us, more difficult. The following provisions of our certificate of incorporation and bylaws, as currently in effect, as well as Delaware law, could discourage potential proposals to acquire us, delay or prevent a change in control of us, or limit the price that investors may be willing to pay in the future for shares of our common stock:

•	our certificate of incorporation permits our board of directors to issue “blank check” preferred stock and to adopt amendments to our bylaws;

•	our bylaws contain restrictions regarding the right of our stockholders to nominate directors and to submit proposals to be considered at stockholder meetings;

•	our certificate of incorporation and bylaws limit the right of our stockholders to call a special meeting of stockholders and to act by written consent; and

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

	Approximate Square Feet	Lease Expiration Date, Unless Owned
1168 Fesler Street El Cajon, California (b)	67,560	8/31/2020
22302 Hathaway Avenue Hayward, California (b)	105,000	7/31/2016
4462 Corporate Center Drive Los Alamitos, California (a)	57,863	12/31/2019
18111 South Santa Fe Avenue Rancho Dominguez, California (d)	66,246	12/31/2016
940 Remillard Court San Jose, California (c)	119,560	7/31/2017
5101 York Street Denver, Colorado (b)	77,553	2/28/2015
345 Sheridan Boulevard Lakewood, Colorado (a)	63,000	Owned
3100 Woodcreek Drive Downers Grove, Illinois (a)	56,551	7/31/2017
2219 Contractors Drive Fort Wayne, Indiana (b)	175,000	7/31/2023
7614 and 7720 Opportunity Drive Fort Wayne, Indiana (b)	144,695	10/31/2018
2655 Garfield Avenue Highland, Indiana (a)	57,765	6/30/2019
4250 Highway 30 St. Gabriel, Louisiana (d)	90,000	Owned
1750 Swisco Road Sulphur, Louisiana (d)	112,000	Owned
111-01 and 111-21 14th Avenue College Point, New York (a)	72,813	2/28/2021
70 Schmitt Boulevard Farmingdale, New York (b)	76,380	7/31/2026
Two Penn Plaza New York, New York (a)	55,891	1/31/2016
2102 Tobacco Road Durham, North Carolina (b)	55,944	9/30/2015
2900 Newpark Drive Norton, Ohio (b)	91,831	11/1/2017
1800 Markley Street Norristown, Pennsylvania (c)	93,000	9/30/2021
227 Trade Court Aiken, South Carolina (b)	66,000	9/30/2016
6045 East Shelby Drive Memphis, Tennessee (c)	53,618	4/30/2018
937 Pine Street Beaumont, Texas (d)	78,962	Owned
895 North Main Street Beaumont, Texas (d)	75,000	Owned
410 Flato Road Corpus Christi, Texas (d)	57,000	Owned

	Approximate Square Feet	Lease Expiration Date, Unless Owned
5550 Airline Drive and 25 Tidwell Road Houston, Texas (b)	97,936	12/31/2014
12415 Highway 225 La Porte, Texas (d)	78,000	Owned
2455 West 1500 South Salt Lake City, Utah (a)	58,339	3/31/2018
We believe that our property, plant and equipment are well maintained, in good operating condition and suitable for the purposes for which they are used.
See Note 15 - Commitments and Contingencies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information regarding lease costs. We utilize substantially all of our leased or owned facilities and believe there will be no difficulty either in negotiating the renewal of our real property leases as they expire or in finding alternative space, if necessary.

(a)	Principally used by a company engaged in the “United States electrical construction and facilities services” segment.

(b)	Principally used by a company engaged in the “United States mechanical construction and facilities services” segment.

(c)	Principally used by a company engaged in the “United States building services” segment.

(d)	Principally used by a company engaged in the “United States industrial services” segment.
ITEM 3. LEGAL PROCEEDINGS
One of our subsidiaries, USM, Inc. ("USM"), doing business in California provides, among other things, janitorial services to its customers by having those services performed by independent janitorial companies. USM and one of its customers, which owns retail stores (the “Customer”), are co-defendants in a federal class action lawsuit brought by employees of two of USM’s California local janitorial contractors. The action captioned Federico Vilchiz Vasquez, Jesus Vilchiz Vasquez, Francisco Domingo Claudio, for themselves and all others similarly situated vs. USM, Inc. dba USM Services, Inc., a Pennsylvania Corporation, et al., was commenced on September 5, 2013 in a Superior Court of California and was removed by USM on November 22, 2013 to the United States District Court for the Northern District of California. The employees allege in their complaint, among other things, that USM and the Customer violated a California statute that prohibits USM from entering into a contract with a janitorial contractor when it knows or should know that the contract does not include funds sufficient to allow the janitorial contractor to comply with all local, state and federal laws or regulations governing the labor or services to be provided. The employees have asserted that the amounts USM pays to its janitorial contractors are insufficient to allow those janitorial contractors to meet their obligations regarding, among other things, wages due for all hours their employees worked, minimum wages and overtime pay. These employees seek to represent not only themselves, but also all other individuals who provided janitorial services at the Customer’s stores in California during the relevant four year time period. We do not believe USM or the Customer has violated the California statute or that the employees may bring the action as a class action on behalf of other employees of janitorial companies with whom USM contracted for the provision of janitorial services to the Customer. However, if the pending lawsuit is certified as a class action and USM is found to have violated the California statute, USM might have to pay significant damages and might be subject to similar lawsuits regarding the provision of janitorial services to its other customers in California. The plaintiffs seek a declaratory judgment that USM has violated the California statute, monetary damages, including all unpaid wages and thereon, restitution for unpaid wages, and an award of attorney fees and costs.
We are involved in several other proceedings in which damages and claims have been asserted against us. Other potential claims may exist that have not yet been asserted against us. We believe that we have a number of valid defenses to such proceedings and claims and intend to vigorously defend ourselves. We do not believe that any such matters will have a material adverse effect on our financial position, results of operations or liquidity. Litigation is subject to many uncertainties and the outcome of litigation is not predictable with assurance. It is possible that some litigation matters for which reserves have not been established could be decided unfavorably to us, and that any such unfavorable decisions could have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT
Anthony J. Guzzi, Age 49; President since October 25, 2004 and Chief Executive Officer since January 3, 2011. From October 25, 2004 to January 2, 2011, Mr. Guzzi served as Chief Operating Officer of the Company. From August 2001, until he joined the Company, Mr. Guzzi served as President of the North American Distribution and Aftermarket Division of Carrier Corporation (“Carrier”). Carrier is a manufacturer and distributor of commercial and residential HVAC and refrigeration systems and equipment and a provider of after-market services and components of its own products and those of other manufacturers in both the HVAC and refrigeration industries. Mr. Guzzi is also a member of our Board of Directors.
Sheldon I. Cammaker, Age 74; Executive Vice President and General Counsel of the Company since September 1987 and Secretary of the Company since May 1997. Prior to September 1987, Mr. Cammaker was a senior partner of the New York City law firm of Botein, Hays & Sklar.
R. Kevin Matz, Age 55; Executive Vice President-Shared Services of the Company since December 2007 and Senior Vice President-Shared Services from June 2003 to December 2007. From April 1996 to June 2003, Mr. Matz served as Vice President and Treasurer of the Company and Staff Vice President-Financial Services of the Company from March 1993 to April 1996.
Mark A. Pompa, Age 49; Executive Vice President and Chief Financial Officer of the Company since April 3, 2006. From June 2003 to April 2, 2006, Mr. Pompa was Senior Vice President-Chief Accounting Officer of the Company, and from June 2003 to January 2007, Mr. Pompa was also Treasurer of the Company. From September 1994 to June 2003, Mr. Pompa was Vice President and Controller of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock trades on the New York Stock Exchange under the symbol “EME”.
The following table sets forth high and low sales prices for our common stock for the periods indicated as reported by the New York Stock Exchange:

2013	High	Low
First Quarter	$42.69	$34.42
Second Quarter	$42.34	$35.58
Third Quarter	$43.98	$37.19
Fourth Quarter	$42.61	$36.26

2012	High	Low
First Quarter	$30.91	$26.32
Second Quarter	$30.52	$25.68
Third Quarter	$30.52	$25.32
Fourth Quarter	$34.95	$27.91
Holders. As of February 20, 2014, there were approximately 151 stockholders of record and, as of that date, we estimate there were approximately 30,769 beneficial owners holding our common stock in nominee or “street” name.
Dividends. We have paid quarterly dividends since October 25, 2011. During 2012, we paid a regular quarterly dividend of $0.05 per common share, and on December 7, 2012, our Board of Directors declared a special dividend of $0.25 per share, payable in December 2012, and announced its intention to increase the regular quarterly dividend to $0.06 per share. In addition, at the December 7, 2012 meeting of our Board of Directors, the regular quarterly dividend that would have been paid in January 2013 was declared, its amount increased to $0.06 per share and its payment date accelerated to December 28, 2012. During 2013, we paid a regular quarterly dividend of $0.06 per share in the second, third and fourth quarters of 2013. In December 2013, our Board of Directors announced its intention to increase the regular quarterly dividend to $0.08 per share commencing with the dividend to be paid in the first quarter of 2014. We expect that such quarterly dividends will be paid in the foreseeable future. Our credit agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of the credit agreement materially limit our ability to pay a quarterly dividend of $0.08 per share for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes, as of December 31, 2013, certain information regarding equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by stockholders. The information in the table and in the Notes thereto has been adjusted for stock splits.

	Equity Compensation Plan Information
	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	1,917,081	(1)	$12.03	(1)	2,247,362	(2)
Equity Compensation Plans Not Approved by Security Holders	71,000	(3)	$9.67		—
Total	1,988,081		$11.94		2,247,362
_________

(1)
Included within this amount are 677,384 restricted stock units awarded to our non-employee directors and employees. The weighted average exercise price would have been $18.60 had the weighted average exercise price calculation excluded such restricted stock units.

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

(3)	Represents shares of our common stock that may be issued upon the exercise of options to an executive officer.
Stock Options. Certain stock options, which have been adjusted for stock splits, were awarded pursuant to an individual compensation arrangement with Mr. Anthony Guzzi, our President and Chief Executive Officer, when he first joined the Company, that were not approved by stockholders. These options were granted to Mr. Anthony Guzzi on October 25, 2004 and have an exercise price of $9.67 per share. The options have a term of ten years from their grant date, an exercise price per share equal to the fair market value of a share of common stock on their grant date, and are currently exercisable.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes repurchases of our common stock made during the quarter ended December 31, 2013 by us:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plan or Programs

October 1, 2013 to October 31, 2013	82,486	$37.24	82,486	$40,492,572
November 1, 2013 to November 30, 2013	484,042	$37.15	484,042	$22,495,025
December 1, 2013 to December 31, 2013	None	None	None	$122,495,025
_________

(1)
On September 26, 2011, we announced that our Board of Directors had authorized us to repurchase up to $100.0 million of our outstanding common stock, and on December 31, 2013, there remained authorization for us to repurchase approximately $22.5 million of our shares under that authorization. On December 5, 2013, we announced that our Board of Directors had authorized us to repurchase up to an additional $100.0 million of our outstanding common stock. As a result, $122.5 million was available for repurchase as of December 31, 2013. No shares have been repurchased since the programs have been announced other than pursuant to these publicly announced programs. Acquisitions under our repurchase programs may be made from time to time as permitted by securities laws and other legal requirements.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data has been derived from our audited financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the report of our independent registered public accounting firm thereon included elsewhere in this and our previously filed annual reports on Form 10-K.
See Note 3 - Acquisitions of Businesses and Note 4 - Disposition of Assets of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for a discussion regarding acquisitions and dispositions. The results of operations for all periods presented reflect discontinued operations accounting due to the disposition in August 2011 of our Canadian subsidiary.
Income Statement Data
(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011	2010	2009
Revenues	$6,417,158	$6,346,679	$5,613,459	$4,851,953	$5,227,699
Gross profit	813,058	806,354	733,949	693,523	784,225
Impairment loss on goodwill and identifiable intangible assets	—	—	3,795	246,081	13,526
Operating income (loss)	210,292	249,967	210,793	(26,528)	250,122
Net income (loss) attributable to EMCOR Group, Inc.	$123,792	$146,584	$130,826	$(86,691)	$160,756

Basic earnings (loss) per common share:
From continuing operations	$1.85	$2.20	$1.82	$(1.30)	$2.31
From discontinued operations	—	—	0.14	(0.01)	0.13
	$1.85	$2.20	$1.96	$(1.31)	$2.44

Diluted earnings (loss) per common share:
From continuing operations	$1.82	$2.16	$1.78	$(1.30)	$2.25
From discontinued operations	—	—	0.13	(0.01)	0.13
	$1.82	$2.16	$1.91	$(1.31)	$2.38

Balance Sheet Data (In thousands)
	As of December 31,
	2013	2012	2011	2010	2009
Equity (1)	$1,479,626	$1,357,179	$1,245,131	$1,162,845	$1,226,466
Total assets	3,465,915	3,107,070	3,014,076	2,755,542	2,981,894
Goodwill	834,825	566,588	566,805	406,804	593,628
Borrowings under revolving credit facility	—	150,000	150,000	150,000	—
Term loan, including current maturities	350,000	—	—	—	194,750
Other long-term debt, including current maturities	11	18	—	24	—
Capital lease obligations, including current maturities	$4,652	$5,881	$4,857	$1,649	$601

 _______

(1)
We have paid quarterly dividends since October 25, 2011. During 2012, we paid a regular quarterly dividend of $0.05 per common share, and on December 7, 2012, our Board of Directors declared a special dividend of $0.25 per share, payable in December 2012, and announced its intention to increase the regular quarterly dividend to $0.06 per share. In addition, at the December 7, 2012 meeting of our Board of Directors, the regular quarterly dividend that would have been paid in January 2013 was declared, its amount increased to $0.06 per share and its payment date accelerated to December 28, 2012. During 2013, we paid a regular quarterly dividend of $0.06 per share in the second, third and fourth quarters of 2013. In December 2013, our Board of Directors announced its intention to increase the regular quarterly dividend to $0.08 per share commencing with the dividend to be paid in the first quarter of 2014. Prior to October 25, 2011, no cash dividends had been paid on the Company's common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We are one of the largest electrical and mechanical construction and facilities services firms in the United States. In addition, we provide a number of building services and industrial services. Our services are provided to a broad range of commercial, industrial, utility and institutional customers through approximately 70 operating subsidiaries and joint venture entities. We had conducted business in Canada through an indirect wholly owned subsidiary. We sold our Canadian subsidiary in August 2011.
During the third quarter of 2013, we completed the acquisition of RepconStrickland, Inc. (“RSI”), a leading provider of turnaround and specialty services to the North American refinery and petrochemical markets. In connection with the acquisition of RSI and to reflect changes in our internal reporting structure and the information used by management to make operating decisions and assess performance, we created a new segment that includes RSI and certain businesses that had been part of our United States facilities services segment. The new segment is called the United States industrial services segment and the segment formerly named the United States facilities services segment has been renamed the United States building services segment.
Our reportable segments have been restated in all periods presented to reflect the changes in our segments referred to above. The segment formally named the United Kingdom construction and facilities services segment has been renamed the United Kingdom construction and building services segment. In addition, the results of operations for all periods presented reflect: (a) discontinued operations accounting due to the disposition in August 2011 of our Canadian subsidiary and (b) certain reclassifications of prior period amounts from our United States building services segment to our United States mechanical construction and facilities services segment due to changes in our internal reporting structure.
Overview
The following table presents selected financial data for the fiscal years ended December 31, 2013 and 2012 (in thousands, except percentages and per share data):

	2013	2012
Revenues	$6,417,158	$6,346,679
Revenues increase from prior year	1.1%	13.1%
Operating income	$210,292	$249,967
Operating income as a percentage of revenues	3.3%	3.9%
Income from continuing operations	$127,354	$148,886
Net income attributable to EMCOR Group, Inc.	$123,792	$146,584
Diluted earnings per common share from continuing operations	$1.82	$2.16
During 2013, we made two strategic decisions to position ourselves for long-term growth and improved profitability. We completed the acquisition of RSI during the third quarter of 2013. This acquisition will expand and further strengthen our service offerings to new and existing customers and enhance our position within the industrial services and energy market sectors. In addition, due to recurring losses over the last several years from the construction operations of our United Kingdom construction and building services segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future, we announced our decision to withdraw from the construction market in the United Kingdom.
Although revenues for 2013 slightly increased compared to 2012, operating income and operating margin (operating income as a percentage of revenues) decreased in 2013 compared to 2012. The increase in 2013 revenues compared to 2012 was primarily attributable to $133.3 million in revenues from companies acquired in 2013, which are reported in our United States industrial services segment and our United States mechanical construction and facilities services segment. Excluding the impact of these acquisitions, most of our segments reported lower revenues in 2013, with the largest decline in revenues from our United Kingdom construction and building services segment. The decrease in 2013 revenues within the United Kingdom construction and building services segment is due to our decision earlier this year to withdraw from the United Kingdom construction market. These decreases were partially offset by higher revenues from our United States electrical construction and facilities services segment.
Both operating income and operating margin in 2013 were below that of 2012 due to: (a) declines in operating income and operating margin from our United States mechanical construction and facilities services segment, primarily as a result of poor performance by one of our subsidiaries at two projects located in the southeastern United States (resulting in aggregate losses of approximately $24.5 million) and (b) operating losses and restructuring expenses of $30.1 million related to the construction operations reported in our United Kingdom construction and building services segment. Offsetting this unfavorable performance in 2013 were improved operating results in our United States building services segment. Companies acquired in 2013, which are reported in our United States industrial segment and our United States mechanical construction and facilities services segment, contributed $2.0 million to operating income, net of $5.8 million of amortization expense associated with identifiable intangible assets.
As previously discussed, we completed the acquisition of RSI during 2013, and its results have been included in our United States industrial services segment since its acquisition. In addition, we completed two other acquisitions during 2013, and their results have been included in our United States mechanical construction and facilities services segment. All of these businesses expand our service capabilities into new technical areas.
Operating Segments
Our reportable segments have been restated in all periods presented to reflect the changes in our segments referred to above. The segment formally named the United Kingdom construction and facilities services segment has been renamed the United Kingdom construction and building services segment. In addition, the results of operations for all periods presented reflect: (a) discontinued operations accounting due to the disposition in August 2011 of our Canadian subsidiary and (b) certain reclassifications of prior period amounts from our United States building services segment to our United States mechanical construction and facilities services segment due to changes in our internal reporting structure.
We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment; central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom construction and building services. The segment “United States building services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers' facilities (commercial and government site-based operations and maintenance; facility maintenance and services; outage services to utilities and industrial plants; military base operations support services; mobile maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; small modification and retrofit projects; and retrofit projects to comply with clean air laws), which services are not generally related to customers' construction programs. The segment "United States industrial services" principally consists of those operations which provide industrial maintenance and services, mainly for refineries and petrochemical plants, including on-site repairs, maintenance and service of heat exchangers, towers, vessels and piping; design, manufacturing, repair and hydro blast cleaning of shell and tube heat exchangers and related equipment; refinery turnaround planning and engineering services; specialty welding services; overhaul and maintenance of critical process units in refineries and petrochemical plants; and specialty technical services for refineries and petrochemical plants. The United Kingdom construction and building services segment performs electrical construction, mechanical construction and building services. In August 2011, we sold our Canadian subsidiary, which represented our Canada construction segment and which performed electrical construction and mechanical construction.

Discussion and Analysis of Results of Operations
2013 versus 2012
Revenues
As described in more detail below, revenues for 2013 were $6.4 billion compared to $6.3 billion for 2012. The increase in revenues for 2013 was primarily attributable to: (a) incremental revenues of approximately $133.3 million generated by companies acquired in 2013, which are reported in our United States industrial services segment and our United States mechanical construction and facilities services segment and (b) higher revenues from our United States electrical construction and facilities services segment, partially offset by lower revenues from our United Kingdom construction and building services segment and our United States mechanical construction and facilities services segment, excluding the effect of acquisitions in 2013. We continue to be disciplined by only accepting work in a very competitive marketplace that we believe can be performed at reasonable margins.
The following table presents our revenues for each of our operating segments and the approximate percentages that each segment's revenues were of total revenues for the years ended December 31, 2013 and 2012 (in thousands, except for percentages):

	2013	% of Total	2012	% of Total
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,345,750	21%	$1,211,692	19%
United States mechanical construction and facilities services	2,329,834	36%	2,386,498	38%
United States building services	1,794,978	28%	1,807,917	28%
United States industrial services	519,413	8%	401,793	6%
Total United States operations	5,989,975	93%	5,807,900	92%
United Kingdom construction and building services	427,183	7%	538,779	8%
Total worldwide operations	$6,417,158	100%	$6,346,679	100%

Revenues of our United States electrical construction and facilities services segment were $1,345.8 million for the year ended December 31, 2013 compared to revenues of $1,211.7 million for the year ended December 31, 2012. This increase in revenues was primarily attributable to higher levels of work from commercial, institutional, manufacturing and transportation construction projects, primarily in the Southern California and New York City markets, partially offset by a decrease in revenues from water and wastewater construction projects.
Our United States mechanical construction and facilities services segment revenues for the year ended December 31, 2013 were $2,329.8 million, a $56.7 million decrease compared to revenues of $2,386.5 million for the year ended December 31, 2012. This decrease in revenues was primarily attributable to declines in revenues from institutional, healthcare and water and wastewater construction projects. In addition, this segment’s results for 2012 included approximately $224.0 million of revenues attributable to a large manufacturing project compared to $23.1 million of revenues recognized on the same project in 2013. These decreases were partially offset by an increase in revenues from other manufacturing construction projects and incremental revenues of approximately $9.7 million generated by companies acquired in 2013.
Revenues of our United States building services segment were $1,795.0 million and $1,807.9 million in 2013 and 2012, respectively. This decrease in revenues was primarily attributable to a reduction in revenues from our government site-based services and our commercial site-based services, partially offset by an increase in revenues from our energy services and our mobile mechanical services. The decrease in revenues from our government site-based services was primarily due to a reduction in discretionary government project spending and the loss in 2012 of certain maintenance contracts, and the decrease in our commercial site-based services was primarily due to the termination of certain unprofitable contracts. The increase in revenues from our energy services was due to large project work, and the increase in revenues from our mobile mechanical services was due to higher project and services revenues.
Revenues of our United States industrial services segment for the year ended December 31, 2013 increased by $117.6 million compared to the year ended December 31, 2012. This increase in revenues was primarily due to the $123.6 million of incremental revenues generated by RSI. Excluding the results of this acquisition, revenues decreased from turnaround and maintenance services work performed compared to revenues in 2012. The results in 2012 benefited from the favorable impact of three large non-recurring turnaround and repair projects.

Our United Kingdom construction and building services segment revenues were $427.2 million in 2013 compared to $538.8 million in 2012. This decrease in revenues was attributable to a reduction in our construction operations in the United Kingdom, as a consequence of both weak market conditions and our decision earlier this year to withdraw from the construction market in the United Kingdom. This decision was based on recurring losses over the last several years in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future. This decrease in revenues was also attributable to: (a) lower revenues within this segment’s building services business as a result of reduced activity in the commercial and transportation markets and (b) a decrease of $6.4 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar.
Backlog
The following table presents our operating segment backlog from unrelated entities and their respective percentages of total backlog (in thousands, except for percentages):

	December 31, 2013	% of Total	December 31, 2012	% of Total
Backlog:
United States electrical construction and facilities services	$993,919	30%	$831,910	25%
United States mechanical construction and facilities services	1,325,941	39%	1,357,892	40%
United States building services	761,855	23%	841,882	25%
United States industrial services	94,187	3%	99,532	3%
Total United States operations	3,175,902	94%	3,131,216	93%
United Kingdom construction and building services	185,220	6%	243,169	7%
Total worldwide operations	$3,361,122	100%	$3,374,385	100%
Our backlog at December 31, 2013 was $3.36 billion compared to $3.37 billion at December 31, 2012. This slight decrease in backlog was primarily attributable to lower backlog within most of our segments, partially offset by an increase in backlog from our United States electrical construction and facilities services segment. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We include a project within our backlog at such time as a contract is awarded. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of services contracts. However, we do not include in backlog contracts for which we are paid on a time and material basis, and if the remaining term of a services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the initial contract award. Our backlog also includes amounts related to services contracts for which a fixed price contract value is not assigned; however, a reasonable estimate of total revenues can be made from budgeted amounts agreed to with our customer. Our backlog is comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business and (d) claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Claim amounts recorded were immaterial for all periods presented. Our backlog does not include anticipated revenues from unconsolidated joint ventures or variable interest entities and anticipated revenues from pass-through costs on contracts for which we are acting in the capacity of an agent and which are reported on the net basis. We believe our backlog is firm, although many contracts are subject to cancellation at the election of our customers. Historically, cancellations have not had a material adverse effect on us.
Cost of sales and Gross profit
The following table presents cost of sales, gross profit (revenues less cost of sales), and gross profit margin (gross profit as a percentage of revenues) for the years ended December 31, 2013 and 2012 (in thousands, except for percentages):

	2013	2012
Cost of sales	$5,604,100	$5,540,325
Gross profit	$813,058	$806,354
Gross profit margin	12.7%	12.7%
Our gross profit for the year ended December 31, 2013 was $813.1 million, a $6.7 million increase compared to the gross profit of $806.4 million for the year ended December 31, 2012. The increase in gross profit was primarily attributable to: (a) increases in gross profit from our United States building services segment and our United States industrial services segment, excluding the gross profit from a company acquired in 2013, (b) companies acquired in 2013 reported within our United States industrial services segment and our United States mechanical construction and facilities services segment, which contributed approximately $23.0 million to gross profit, and (c) the receipt of an insurance recovery of approximately $2.6 million during the first quarter of 2013 associated with a previously disposed of operation, which is classified as a component of "Cost of sales" on the Consolidated Statements of Operations. Gross profit was negatively impacted by a decrease in gross profit from: (a) our United States mechanical construction and facilities services segment, as a consequence of aggregate losses of approximately $24.5 million from one of our subsidiaries at two projects located in the southeastern United States and (b) our United Kingdom construction and building services segment.
Our gross profit margin was 12.7% for both 2013 and 2012. Gross profit margin for the year ended December 31, 2013 increased in our United States building services segment and our United States industrial services segment primarily due to improved project execution and the termination of certain unprofitable contracts. Gross profit margin decreased in all our other reportable segments. Gross profit margin declined in our United States mechanical construction and facilities services segment and our United Kingdom construction and building services segment due to construction contract losses, resulting in a 0.8% impact on consolidated gross profit margin. Gross profit margin in 2013 in our United States electrical construction and facilities services segment declined as 2012 gross profit margin had benefited from the resolution of construction claims, resulting in approximately $9.5 million of gross profit.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues, for the years ended December 31, 2013 and 2012 (in thousands, except for percentages):

	2013	2012
Selling, general and administrative expenses	$591,063	$556,242
Selling, general and administrative expenses as a percentage of revenues	9.2%	8.8%
Our selling, general and administrative expenses for the year ended December 31, 2013 were $591.1 million, a $34.8 million increase compared to selling, general and administrative expenses of $556.2 million for the year ended December 31, 2012. Selling, general and administrative expenses as a percentage of revenues were 9.2% and 8.8% for the years ended December 31, 2013 and 2012, respectively. This increase in selling, general and administrative expenses primarily resulted from: (a) $21.0 million of expenses directly related to companies acquired in 2013, including amortization expense attributable to identifiable intangible assets of $5.8 million, (b) $6.1 million of transaction costs associated with the acquisition of RSI and (c) higher legal and other professional fees. In addition, we recognized for the years ended December 31, 2013 and 2012, respectively, $6.8 million and $6.4 million of income attributable to the reversal of contingent consideration accruals relating to acquisitions made prior to 2013.
Restructuring expenses
Restructuring expenses, primarily relating to employee severance obligations and/or the termination of leased facilities, were $11.7 million and $0.1 million for 2013 and 2012, respectively. The 2013 restructuring expenses were primarily related to employee severance obligations and the termination of leased facilities in the construction operations of our United Kingdom construction and building services segment. The 2012 restructuring expenses were primarily attributable to employee severance obligations and the termination of leased facilities incurred in our United States building services segment. As of December 31, 2013 and 2012, the balance of restructuring related obligations yet to be paid was $4.9 million and $0.1 million, respectively. The majority of obligations outstanding as of December 31, 2012 were paid during 2013. The majority of obligations outstanding as of December 31, 2013 will be paid during 2014. We expect to incur an additional $1.4 million of expenses in connection with the restructuring of our United Kingdom operations in 2014.
Impairment loss on goodwill and identifiable intangible assets
Based upon our annual impairment testing as of October 1, 2013 and 2012, no impairment of our goodwill or our identifiable intangible assets was recognized for the years ended December 31, 2013 and 2012, respectively.

Operating income (loss)
The following table presents by segment our operating income (loss) (gross profit less selling, general and administrative expenses and restructuring expenses), and each segment's operating income (loss) as a percentage of such segment's revenues from unrelated entities, for the years ended December 31, 2013 and 2012 (in thousands, except for percentages):

	2013	% of Segment Revenues	2012	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$98,114	7.3%	$100,736	8.3%
United States mechanical construction and facilities services	93,765	4.0%	125,261	5.2%
United States building services	67,225	3.7%	43,290	2.4%
United States industrial services	38,763	7.5%	37,241	9.3%
Total United States operations	297,867	5.0%	306,528	5.3%
United Kingdom construction and building services	(5,981)	(1.4)%	7,052	1.3%
Corporate administration	(69,891)	—	(63,468)	—
Restructuring expenses	(11,703)	—	(145)	—
Total worldwide operations	210,292	3.3%	249,967	3.9%
Other corporate items:
Interest expense	(8,769)		(7,275)
Interest income	1,128		1,556
Income from continuing operations before income taxes	$202,651		$244,248
As described in more detail below, we had operating income of $210.3 million for 2013 compared to operating income of $250.0 million for 2012.
Operating income of our United States electrical construction and facilities services segment for the year ended December 31, 2013 was $98.1 million compared to operating income of $100.7 million for the year ended December 31, 2012. The decrease in operating income for the year ended December 31, 2013 was primarily the result of a reduction in gross profit from water and wastewater construction projects, partially offset by an increase in gross profit attributable to commercial, institutional and manufacturing construction projects. Operating income in 2012 also benefited from the resolution of construction claims on a water and wastewater project and a healthcare project, resulting in approximately $9.5 million of gross profit. Selling, general and administrative expenses slightly increased for the year ended December 31, 2013 compared to 2012. The decrease in operating margin for the year ended December 31, 2013 was primarily the result of a decrease in gross profit margin.
Our United States mechanical construction and facilities services segment operating income for the year ended December 31, 2013 was $93.8 million, a $31.5 million decrease compared to operating income of $125.3 million for the year ended December 31, 2012. The results included aggregate losses of approximately $24.5 million from one of our subsidiaries at two projects located in the southeastern United States, resulting in a 1.1% impact on this segment's operating margin. One of these projects was in progress at the time of acquisition of the subsidiary and will be completed in 2014. The other project, which was contracted for post-acquisition, has incurred losses principally due to poor performance by one of our subcontractors on the project which we have replaced and is substantially complete. In addition to the effect of these two projects, operating income in 2012 was favorably impacted by gross profit of $24.1 million recognized on a large manufacturing project. Companies acquired in 2013 generated operating losses of approximately $1.0 million, including amortization expense of $0.1 million attributable to identifiable intangible assets for the year ended December 31, 2013. The decrease in operating income for the year ended December 31, 2013 was partially offset by higher gross profit from commercial construction projects and a decrease in selling, general and administrative expenses primarily due to lower incentive compensation expense. In addition, we recognized for the years ended December 31, 2013 and 2012, respectively, $6.7 million and $5.4 million of income attributable to the reversal of contingent consideration accruals relating to acquisitions made prior to 2013. The decrease in operating margin was primarily attributable to a reduction in gross profit margin.
Operating income of our United States building services segment was $67.2 million and $43.3 million in 2013 and 2012, respectively. The increase in operating income was primarily attributable to an increase in gross profit from this segment's: (a) commercial site-based services, partially attributable to an increase in revenues from snow removal and the termination of certain unprofitable contracts, (b) mobile mechanical services, partially as a result of greater project and services revenues and improved job execution, and (c) energy services, as a result of increased gross profits on large project work. The increase in operating income was partially offset by lower gross profit from our government site-based services as a result of a reduction in discretionary government project spending and the loss in 2012 of certain maintenance contracts. Operating income was negatively impacted by an increase in selling, general and administrative expenses, primarily due to: (a) an increase in employee related costs, such as incentive compensation due to improved operating results within certain subsidiaries, and (b) a higher provision for doubtful accounts. The increase in operating margin was primarily the result of an increase in gross profit margin, primarily due to increased margins from our energy services, mobile mechanical services and commercial site-based services operations.
Operating income of our United States industrial services segment for the year ended December 31, 2013 increased by $1.5 million compared to operating income for the year ended December 31, 2012. RSI contributed $3.0 million to operating income, net of $5.7 million of amortization expense attributable to identifiable intangible assets. This increase in operating income was offset by reduced operating income due to a decrease in demand for our turnaround and maintenance services in the refinery market compared to 2012 due to customer scheduling changes. The results of 2012 benefited from the favorable impact of three large non-recurring turnaround and repair projects. The decrease in operating margin was a result of an increase in the ratio of selling, general and administrative expenses to revenues.
Our United Kingdom construction and building services segment's operating loss for the year ended December 31, 2013 was $6.0 million compared to operating income of $7.1 million for the year ended December 31, 2012. This unfavorable result was due to: (a) an operating loss of $19.0 million for the year ended December 31, 2013 from its construction operations due to lower volume and project write-downs attributable to both weak market conditions and our decision earlier this year to withdraw from the construction market in the United Kingdom and (b) lower volume from its building services operations as a result of reduced project activity, partially offset by lower selling general and administrative expenses predominantly as a result of lower employee related costs. Operating margin in this segment decreased for 2013 compared to 2012 due to operating losses from its construction operations.
Our corporate administration expenses were $69.9 million for 2013 compared to $63.5 million in 2012. The increase in expenses was primarily due to $6.1 million of transaction costs associated with the RSI acquisition. Also, included in our corporate administration expenses for 2013 was the receipt of an insurance recovery during our first quarter of approximately $2.6 million associated with a previously disposed of operation, which is classified as a component of "Cost of sales" on the Consolidated Statements of Operations.
Non-operating items
Interest expense was $8.8 million and $7.3 million for 2013 and 2012, respectively. The $1.5 million increase in interest expense for 2013 compared to 2012 was primarily due to increased borrowings as a result of our acquisition of RSI and the acceleration of expense for debt issuance costs associated with the amendment and restatement of our 2011 Credit Agreement.
Interest income was $1.1 million and $1.6 million for 2013 and 2012, respectively. The decrease in interest income was primarily related to lower invested cash balances.
For joint ventures that have been accounted for using the consolidation method of accounting, noncontrolling interest represents the allocation of earnings to our joint venture partners who either have a minority-ownership interest in the joint venture or are not at risk for the majority of losses of the joint venture.
Our 2013 income tax provision from continuing operations was $75.3 million compared to $95.4 million for 2012. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the years ended December 31, 2013 and 2012, were 37.8% and 39.4%, respectively. The decrease in the 2013 income tax provision compared to 2012 was primarily due to the effect of reduced income before income taxes, a change in the mix of earnings among various jurisdictions and the reversal of previously unrecognized income tax benefits.
2012 versus 2011
Revenues
As described in more detail below, the increase in revenues for 2012 compared to 2011 was primarily attributable to: (a) increased revenues from all of our operating segments, excluding incremental revenues attributable to acquisitions in 2012 and 2011, and (b) incremental revenues of approximately $303.9 million generated by companies acquired in 2012 and 2011, which are reported within our United States mechanical construction and facilities services segment and our United States building services segment. An increase in revenues at our United Kingdom operations was offset by a decrease of $6.5 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar.

The following table presents our revenues for each of our operating segments and the approximate percentages that each segment's revenues were of total revenues for the years ended December 31, 2012 and 2011 (in thousands, except for percentages):

	2012	% of Total	2011	% of Total
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,211,692	19%	$1,155,079	21%
United States mechanical construction and facilities services	2,386,498	38%	2,009,073	36%
United States building services	1,807,917	28%	1,602,964	29%
United States industrial services	401,793	6%	317,377	6%
Total United States operations	5,807,900	92%	5,084,493	91%
United Kingdom construction and building services	538,779	8%	528,966	9%
Total worldwide operations	$6,346,679	100%	$5,613,459	100%

Revenues of our United States electrical construction and facilities services segment were $1,211.7 million for the year ended December 31, 2012 compared to revenues of $1,155.1 million for the year ended December 31, 2011. This increase in revenues was primarily attributable to higher levels of work from manufacturing, institutional and commercial construction projects, partially offset by a decrease in revenues from healthcare, transportation and hospitality construction projects.
Our United States mechanical construction and facilities services segment revenues for the year ended December 31, 2012 were $2,386.5 million, a $377.4 million increase compared to revenues of $2,009.1 million for the year ended December 31, 2011. This increase in revenues was primarily attributable to: (a) an increase in revenues from manufacturing, commercial and transportation construction projects, excluding the effect of acquisitions made in 2012 and 2011, and (b) incremental revenues of approximately $128.6 million generated by companies acquired in 2012 and 2011, partially offset by a decrease in revenues from healthcare, institutional, hospitality and water and wastewater construction projects.
Revenues of our United States building services segment were $1,807.9 million and $1,603.0 million in 2012 and 2011, respectively. This increase in revenues was primarily attributable to incremental revenues of approximately $175.3 million generated by companies acquired in 2011, which perform building maintenance services and mobile mechanical services, and from an increase in revenues at: (a) our commercial site-based operations, excluding the effect of the acquisition made in 2011, primarily the result of new project awards and (b) our government services operations, primarily due to new contract awards and organic growth in the medical building services portfolio. This increase was partially offset by a decrease in revenues from our energy services operations primarily as a result of the loss of a large contract at the end of 2011.
Revenues of our United States industrial services segment for the year ended December 31, 2012 increased by $84.4 million compared to the year ended December 31, 2011. This increase in revenues was primarily due to an increase in demand for our services in the refinery market and the favorable impact of three large non-recurring turnaround and repair service projects.
Our United Kingdom construction and building services segment revenues were $538.8 million in 2012 compared to $529.0 million in 2011. This increase in revenues was primarily attributable to growth in revenues in our building services business as a result of an expansion in scope of contract activity with our existing customers in the commercial and transportation markets, partially offset by a decrease in revenues from our United Kingdom construction business as a result of lower volume from institutional and healthcare construction projects and a decrease of $6.5 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar.
Backlog
The following table presents our operating segment backlog from unrelated entities and their respective percentages of total backlog (in thousands, except for percentages):

	December 31, 2012	% of Total	December 31, 2011	% of Total
Backlog:
United States electrical construction and facilities services	$831,910	25%	$809,952	24%
United States mechanical construction and facilities services	1,357,892	40%	1,361,789	41%
United States building services	841,882	25%	769,374	23%
United States industrial services	99,532	3%	91,632	3%
Total United States operations	3,131,216	93%	3,032,747	91%
United Kingdom construction and building services	243,169	7%	294,899	9%
Total worldwide operations	$3,374,385	100%	$3,327,646	100%

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
Cost of sales and Gross profit
The following table presents cost of sales, gross profit (revenues less cost of sales), and gross profit margin (gross profit as a percentage of revenues) for the years ended December 31, 2012 and 2011 (in thousands, except for percentages):

	2012	2011
Cost of sales	$5,540,325	$4,879,510
Gross profit	$806,354	$733,949
Gross profit margin	12.7%	13.1%
Our gross profit for the year ended December 31, 2012 was $806.4 million, an increase of $72.4 million compared to the gross profit for the year ended December 31, 2011 of $733.9 million. The increase in gross profit was primarily attributable to: (a) companies acquired in 2012 and 2011 reported within our United States mechanical construction and facilities services segment and our United States building services segment, which contributed approximately $29.2 million to gross profit, net of amortization expense attributable to identifiable intangible assets of $0.2 million, (b) our United States industrial services segment, (c) our United States electrical construction and facilities services segment and (d) our United States mechanical construction and facilities services segment, excluding the gross profit from companies acquired in 2012 and 2011. These increases were partially offset by lower gross profit from our United Kingdom operations, whose construction business experienced several project write-downs. The increase in gross profit was also negatively impacted by changes in the exchange rates for the British pound versus the United States dollar.
Our gross profit margin was 12.7% for 2012 compared to 13.1% for 2011. The decrease in gross profit margin was primarily the result of lower gross profit margin at: (a) our United States mechanical construction and facilities services segment, primarily as a result of the favorable resolution in 2011 of various uncertainties on projects and the settlement of a long outstanding construction claim, (b) our United States building services segment, partially attributable to the margin dilutive impact of an acquisition in 2011, and (c) our United Kingdom operations, as a result of the operating loss from its construction business. The decrease in gross profit margin in 2012 was partially offset by higher gross profit margin at our United States industrial services segment and our United States electrical construction and facilities services segment, primarily as a result of: (a) the favorable resolution of a long outstanding construction claim on a water and wastewater construction project and (b) higher margins from certain other construction projects, as a result of claim settlements and better than anticipated project execution on other contracts.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues, for the years ended December 31, 2012 and 2011 (in thousands, except for percentages):

	2012	2011
Selling, general and administrative expenses	$556,242	$518,121
Selling, general and administrative expenses as a percentage of revenues	8.8%	9.2%
Our selling, general and administrative expenses for the year ended December 31, 2012 were $556.2 million, a $38.1 million increase compared to selling, general and administrative expenses of $518.1 million for the year ended December 31, 2011. This increase was primarily attributable to: (a) $26.9 million of incremental expenses directly related to companies acquired in 2012 and 2011, including amortization expense attributable to identifiable intangible assets of $4.9 million, and (b) higher employee related costs such as incentive compensation and employee benefits, partially as a result of improved results and share-based compensation costs, partially offset by a decrease in professional fees, as we had incurred $4.7 million of transaction costs associated with an acquisition made in 2011. In addition, we recognized for the years ended December 31, 2012 and 2011, respectively, $6.4 million and $2.8 million of income attributable to the reversal of contingent consideration accruals relating to acquisitions made prior to 2012. Selling, general and administrative expenses as a percentage of revenues decreased for 2012 compared to 2011, primarily related to our ability to increase revenues at a greater rate than the increase in overhead costs.
Restructuring expenses
Restructuring expenses, primarily relating to employee severance obligations and/or the termination of leased facilities, were $0.1 million and $1.2 million for 2012 and 2011, respectively. The 2012 restructuring expenses were primarily attributable to employee severance obligations and the termination of leased facilities incurred in our United States building services segment. In 2011, restructuring expenses were primarily related to employee severance obligations at our corporate headquarters. As of December 31, 2012 and 2011, the balance of restructuring related obligations yet to be paid was $0.1 million and $0.2 million, respectively. The majority of obligations outstanding as of December 31, 2011 were paid during 2012. The majority of obligations outstanding as of December 31, 2012 were paid during 2013.
Impairment loss on goodwill and identifiable intangible assets
In conjunction with our 2011 annual impairment test on October 1, 2011, we recognized a $3.8 million non-cash impairment charge related to customer relationships and trade names within the United States building services segment during the fourth quarter of 2011. This impairment primarily resulted from both lower forecasted revenues from, and lower operating margins at, specific companies within this segment.
Based upon our annual impairment testing as of October 1, 2012, no additional impairment of our goodwill or our identifiable intangible assets was recognized for the year ended December 31, 2012.
Operating income (loss)
The following table presents by segment our operating income (loss) (gross profit less selling, general and administrative expenses, restructuring expenses, and impairment loss on identifiable intangible assets), and each segment's operating income (loss) as a percentage of such segment's revenues from unrelated entities, for the years ended December 31, 2012 and 2011 (in thousands, except for percentages):

	2012	% of Segment Revenues	2011	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$100,736	8.3%	$84,601	7.3%
United States mechanical construction and facilities services	125,261	5.2%	118,529	5.9%
United States building services	43,290	2.4%	47,087	2.9%
United States industrial services	37,241	9.3%	19,510	6.1%
Total United States operations	306,528	5.3%	269,727	5.3%
United Kingdom construction and building services	7,052	1.3%	9,225	1.7%
Corporate administration	(63,468)	—	(63,124)	—
Restructuring expenses	(145)	—	(1,240)	—
Impairment loss on identifiable intangible assets	—	—	(3,795)	—
Total worldwide operations	249,967	3.9%	210,793	3.8%
Other corporate items:
Interest expense	(7,275)		(11,261)
Interest income	1,556		1,820
Income from continuing operations before income taxes	$244,248		$201,352
As described in more detail below, we had operating income of $250.0 million for 2012 compared to operating income of $210.8 million for 2011.
Operating income of our United States electrical construction and facilities services segment was $100.7 million for the year ended December 31, 2012 compared to operating income of $84.6 million for the year ended December 31, 2011. This increase in operating income primarily resulted from an increase in gross profit from: (a) water and wastewater construction projects and (b) manufacturing and institutional construction projects. In addition, operating income in 2012 benefited from the favorable resolution of a construction claim on a healthcare project, as well as from a long outstanding construction claim on a water and wastewater construction project. This increase in operating income was partially offset by a decrease in gross profit attributable to: (a) hospitality construction projects and (b) smaller quick turn project work. Additionally, operating income in 2011 benefited from the favorable resolution of uncertainties on a hospitality construction project and from the favorable resolution of an institutional construction claim. Selling, general and administrative expenses increased for the year ended December 31, 2012, compared to 2011, principally due to higher employee related costs, primarily incentive compensation accruals as a result of improved results, and higher professional fees. The increase in operating margin for the year ended December 31, 2012 was primarily the result of an increase in gross profit margin and a decrease in the ratio of selling, general and administrative expenses to revenues.

Our United States mechanical construction and facilities services segment operating income for the year ended December 31, 2012 was $125.3 million, a $6.7 million increase compared to operating income of $118.5 million for the year ended December 31, 2011. This increase in operating income, excluding operating income attributable to the 2012 and 2011 acquisitions in this segment, was primarily due to higher gross profit from manufacturing and commercial construction projects. Additionally, the increase in operating income was partially attributable to companies acquired in 2012 and 2011, which generated approximately $4.2 million of operating income, net of amortization expense attributable to identifiable intangible assets of $0.3 million. This increase was partially offset by a decrease in operating income from hospitality, healthcare and institutional construction projects. Selling, general and administrative expenses increased in 2012 compared to 2011, excluding expenses directly related to the 2012 and 2011 acquisitions in this segment, which added $11.9 million of selling, general and administrative costs, including $0.2 million of amortization expense attributable to identifiable intangible assets, primarily due to an increase in employee related costs, such as salaries and incentive compensation accruals as a result of improved results and a higher provision for doubtful accounts. The decrease in operating margin for the year ended December 31, 2012 was the result of a reduction in gross profit margin, partially offset by a decrease in the ratio of selling, general and administrative expenses to revenues.
Operating income of our United States building services segment was $43.3 million and $47.1 million in 2012 and 2011, respectively. The decrease in operating income was due to lower operating income from our government services operations as a result of several project write-downs, the majority of which were due to difficult job site conditions. Additionally, companies acquired in 2011 negatively impacted operating income by approximately $1.9 million, including $4.8 million of amortization expense attributable to identifiable intangible assets. The decrease in operating income was partially offset by: (a) higher operating income from our mobile mechanical services as a result of improved project performance compared to 2011 and (b) income attributable to the reversal of contingent consideration accruals relating to acquisitions made prior to 2012. Selling, general and administrative expenses increased by $5.5 million for 2012 compared to 2011, excluding the increase of $15.0 million of selling, general and administrative expenses associated with companies acquired in 2011, including amortization expense of $4.7 million. This increase was primarily attributable to an increase in employee related costs such as salaries, incentive compensation and employee benefits, due to higher volume and profitability, and higher depreciation and amortization costs. The increases in selling, general and administrative expenses were partially offset by a reduction in the provision for doubtful accounts due to favorable settlements of amounts previously determined to be uncollectible. The increase in operating margin for 2012 was the result of a decrease in the ratio of selling, general and administrative expenses to revenues, which is related to our ability to increase revenues at a greater rate than the increase in overhead costs, partially offset by a reduction in gross profit margin.
Operating income of our United States industrial services segment for the year ended December 31, 2012 increased by $17.7 million compared to operating income for the year ended December 31, 2011. The increase in operating income was primarily due to higher operating income as a result of an increase in demand for our services in the refinery market and the favorable impact of three large non-recurring turnaround and repair service projects.
Our United Kingdom construction and building services segment operating income was $7.1 million in 2012 compared to $9.2 million in 2011. This decrease in operating income was primarily attributable to an operating loss within our United Kingdom construction business as a result of losses recognized on various hospitality, institutional and commercial construction projects and a decrease of $0.2 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The decrease in operating income was partially offset by an increase in operating income from its building services business as a result of better performance on its commercial and institutional portfolio of contracts. The decrease in operating margin for 2012 was brought about by a combination of lower gross profit margins, partially offset by a decrease in selling, general and administrative expenses as a percentage of revenues.
Our corporate administration expenses were $63.5 million for 2012 compared to $63.1 million in 2011. This increase in expenses was primarily attributable to higher share-based compensation costs as a result of improved operating performance. This increase was partially offset by: (a) lower transaction costs of approximately $4.7 million associated with an acquisition made in 2011 and (b) reduced salaries at headquarters, as a result of the restructuring at our corporate headquarters earlier in 2011.
Non-operating items
Interest expense was $7.3 million and $11.3 million for 2012 and 2011, respectively. The $4.0 million decrease in interest expense for 2012 compared to 2011 was primarily due to lower borrowing rates under the credit facility that we entered into in late 2011.
Interest income was $1.6 million and $1.8 million for 2012 and 2011, respectively. The decrease in interest income was primarily related to lower invested cash balances in 2012.
For joint ventures that have been accounted for using the consolidation method of accounting, noncontrolling interest represents the allocation of earnings to our joint venture partners who either have a minority-ownership interest in the joint venture or are not at risk for the majority of losses of the joint venture.

Our 2012 income tax provision from continuing operations was $95.4 million compared to $76.8 million for 2011. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the years ended December 31, 2012 and 2011, were 39.4% and 38.7%, respectively. The increase in the 2012 income tax provision compared to 2011 was primarily due to increased income before income taxes, the effect of a change in the United Kingdom statutory tax rate and a change in the mix of earnings among various jurisdictions.
Discontinued operation
In August 2011, we disposed of our Canadian subsidiary, which represented our Canada construction segment, to a group of investors, including members of the former subsidiary's management team. We received approximately $17.3 million in payment for the shares. In addition, we also received approximately $26.4 million in repayment of indebtedness owed by our Canadian subsidiary to us. Proceeds from the sale of discontinued operation, net of cash sold, totaled $26.6 million. Net income from discontinued operation for the year ended December 31, 2011 was $9.1 million, net of income taxes. Included in the net income from discontinued operation for the year ended December 31, 2011 was a gain on sale of $9.1 million (net of income tax provision of $2.8 million) resulting from the sale of the subsidiary. The gain on sale of discontinued operation includes $15.5 million related to amounts previously reported in the foreign translation adjustment component of accumulated other comprehensive income. Loss from discontinued operation included income tax benefits of $0.4 million for the year ended December 31, 2011.
Liquidity and Capital Resources
The following table presents net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Net cash provided by operating activities	$150,069	$184,408	$149,425
Net cash used in investing activities	$(483,422)	$(42,546)	$(320,518)
Net cash provided by (used in) financing activities	$167,031	$(50,587)	$(29,288)
Effect of exchange rate changes on cash and cash equivalents	$832	$2,706	$867
Our consolidated cash balance decreased by approximately $165.5 million from $605.3 million at December 31, 2012 to $439.8 million at December 31, 2013. Net cash provided by operating activities for 2013 was $150.1 million compared to $184.4 million in net cash provided by operating activities for 2012. The decrease in net cash provided by operating activities, excluding the effect of businesses acquired, was primarily due to: (a) a $32.2 million reduction in other accrued expenses, primarily due to a reduction in federal taxes payable, (b) a $21.5 million reduction in net income and (c) an $18.3 million reduction in accounts payable, partially offset by a $38.4 million increase in net over-billings, related to the timing of customer billings and payments. Net cash used in investing activities was $483.4 million for 2013 compared to net cash used in investing activities of $42.5 million for 2012. The increase in net cash used in investing activities was primarily due to a $435.9 million increase in payments for acquisitions of businesses. Net cash provided by financing activities for 2013 increased by approximately $217.6 million compared to 2012. The increase in net cash provided by financing activities was primarily due to $350.0 million of long-term debt incurred and a $22.0 million decrease in dividends paid to stockholders, partially offset by a $150.0 million net repayment of our revolving credit facility.
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

The following is a summary of material contractual obligations and other commercial commitments (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Term Loan (including interest currently at 1.42%) (1)	$371.8	$22.4	$44.1	$305.3	$—
Capital lease obligations	4.9	2.0	2.5	0.4	—
Operating leases	189.6	55.6	80.5	36.0	17.5
Open purchase obligations (2)	783.0	690.2	86.0	6.8	—
Other long-term obligations, including current portion (3)	360.4	37.9	310.5	12.0	—
Liabilities related to uncertain income tax positions	3.4	1.0	2.2	0.2	—
Total Contractual Obligations	$1,713.1	$809.1	$525.8	$360.7	$17.5

	Amount of Commitment Expirations by Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$83.6	$82.1	$1.5	$—	$—

_________

(1)
On November 25, 2013, we entered into a $1.1 billion credit agreement (the "2013 Credit Agreement"), which is comprised of a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan"). The proceeds of the Term Loan were used to repay amounts drawn under our previous credit agreement. As of December 31, 2013, the amount outstanding under the Term Loan was $350.0 million.

(2)
Represents open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in our consolidated balance sheets and should not impact future cash flows, as amounts should be recovered through customer billings.

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

Until November 25, 2013, we had a revolving credit agreement (the “2011 Credit Agreement”) as amended, which provided for a revolving credit facility of $750.0 million. The 2011 Credit Agreement was effective November 21, 2011. Effective November 25, 2013, we amended and restated the 2011 Credit Agreement with a $1.1 billion credit agreement (the "2013 Credit Agreement"), which is comprised of a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan"). The proceeds of the Term Loan were used to repay amounts drawn under the 2011 Credit Agreement. Both facilities expire on November 25, 2018. We may increase the 2013 Revolving Credit Facility to $1.05 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments; and we may allocate up to $250.0 million of available borrowings under the 2013 Revolving Credit Facility to letters of credit for our account of for the account of any of our subsidiaries. The 2013 Revolving Credit Facility and the Term Loan are both guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2013 Revolving Credit Facility and the Term Loan contain various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount under the 2013 Revolving Credit Facility, which ranges from 0.20% to 0.30%, based on certain financial tests. The fee is 0.20% of the unused amount as of December 31, 2013. Borrowings under the 2013 Revolving Credit Facility and the Term Loan bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at December 31, 2013) plus 0.25% to 0.75%, based on certain financial tests or (2) United States dollar LIBOR (0.17% at December 31, 2013) plus 1.25% to 1.75%, based on certain financial tests. The interest rate in effect at December 31, 2013 was 1.42%. Letter of credit fees issued under the

2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are charged based on certain financial tests. We capitalized approximately $3.0 million of debt issuance costs associated with the 2013 Credit Agreement. This amount is being amortized over the life of the agreement and is included as part of interest expense. In connection with the amendment and restatement of the 2011 Credit Agreement, $0.3 million attributable to the acceleration of expense for debt issuance costs in connection with the 2011 Credit Agreement was recorded as part of interest expense. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, commencing with the calendar quarter ending March 31, 2014, in the amount of $4.4 million, with a final payment of all principal and interest not yet paid due and payable on November 25, 2018. As of December 31, 2013, the balance on the Term Loan was $350.0 million. As of December 31, 2013 and December 31, 2012, we had approximately $83.3 million and $84.0 million of letters of credit outstanding, respectively. We had borrowings of $150.0 million outstanding under the 2011 Credit Agreement at December 31, 2012. There were no borrowings outstanding under the 2013 Revolving Credit Facility as of December 31, 2013.
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. During 2013, we repurchased approximately 0.7 million shares of our common stock for approximately $26.1 million. Since the inception of this repurchase program, we have repurchased 2.8 million shares of our common stock for approximately $77.5 million, and there remains authorization for us to repurchase approximately $22.5 million of our shares under that authorization. On December 5, 2013, our Board of Directors authorized us to repurchase up to an additional $100.0 million of our outstanding common stock. As a result, $122.5 million was available for repurchase as of December 31, 2013. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase program may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2013, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $0.8 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
We continually monitor our available limits of Surety Bonds, which we believe to be adequate, and discuss with our current and other Surety Bond providers the amount of Surety Bonds that may be available to us based on our financial strength and the absence of any default by us on any Surety Bond issued on our behalf. However, if we experience changes in our bonding relationships or if there are adverse changes in the surety industry, we may seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds such as letters of credit or parent company guarantees, seeking to convince customers to forego the requirement for Surety Bonds, by increasing our activities in business segments that rarely require Surety Bonds such as the building and industrial services segments, and/or by refraining from bidding for certain projects that require Surety Bonds. There can be no assurance that we will be able to effectuate alternatives to providing Surety Bonds to our customers or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds to replace projects requiring Surety Bonds that we may decide not to pursue. Accordingly, if we were to experience a reduction in the availability of Surety Bonds, we could experience a material adverse effect on our financial position, results of operations and/or cash flows.
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
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2013 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, there were typically fewer small discretionary projects from the private sector, and our competitors aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Cost and estimated earnings in excess of billings on uncompleted contracts”, were $290.6 million and $290.5 million as of December 31, 2013 and 2012, respectively.
Long-term liquidity requirements can be expected to be met through cash generated from operating activities and our 2013 Revolving Credit Facility. Based upon our current credit ratings and financial position, we can reasonably expect to be able to incur long-term debt to fund acquisitions. Over the long term, our primary revenue risk factor continues to be the level of demand for non-residential construction services and building and industrial services, which is influenced by macroeconomic trends including interest rates and governmental economic policy. In addition, our ability to perform work is critical to meeting long-term liquidity requirements.
We are a party to lawsuits and other proceedings in which other parties seek to recover from us amounts ranging from a few thousand dollars to over $10.0 million. We do not believe that any such matters will have a materially adverse effect on our financial position, results of operations or liquidity.
We believe that our current cash balances and our borrowing capacity available under our 2013 Revolving Credit Facility or other forms of financing available to us through borrowings, combined with cash expected to be generated from operations, will be sufficient to provide our short-term and foreseeable long-term liquidity and meet our expected capital expenditure requirements.
On September 26, 2011, we announced plans to pay a regular quarterly dividend of $0.05 per common share. We have paid quarterly dividends since October 25, 2011. On December 7, 2012, our Board of Directors declared a special dividend of $0.25 per share, payable in December 2012, and announced its intention to increase the regular quarterly dividend to $0.06 per share. In addition, at the December 7, 2012 meeting of our Board of Directors, the regular quarterly dividend that would have been paid in January 2013 was declared, its amount increased to $0.06 per share and its payment date accelerated to December 28, 2012. In December 2013, our Board of Directors announced its intention to increase the regular quarterly dividend to $0.08 per share commencing with the dividend to be paid in the first quarter of 2014. We expect that such quarterly dividends will be paid in the foreseeable future. Prior to October 25, 2011, no cash dividends had been paid on the Company's common stock. Our credit agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of the credit agreement currently materially limit our ability to pay a quarterly dividend of $0.08 per share for the foreseeable future. The payment of dividends has been and will be funded from our operations.
Certain Insurance Matters
As of December 31, 2013 and 2012, we utilized approximately $83.3 million and $84.0 million, respectively, of letters of credit obtained under our 2013 Revolving Credit Facility and our 2011 Credit Agreement, respectively, as collateral for insurance obligations.
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
Application of Critical Accounting Policies
Our consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.
Revenue Recognition from Long-term Construction Contracts and Services Contracts
We believe our most critical accounting policy is revenue recognition from long-term construction contracts for which we use the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with Accounting Standards Codification (“ASC”) Topic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts”, and, accordingly, is the method used for revenue recognition within our industry. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of our electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Pre-contract costs from our construction projects are generally expensed as incurred. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts in our Consolidated Balance Sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the Consolidated Balance Sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of contracts. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract.
Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill unbilled revenues and collect amounts after billing. The profit associated with claim amounts is not recognized until the claim has been settled and payment has been received. During 2012, we recognized approximately $9.5 million of profit from the settlement and payment of two claims within the United States electrical construction and facilities services segment. There was no significant profit recognized from settlements or payment of claims in 2013. As of December 31, 2013 and 2012, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $19.2 million and $13.8 million, respectively, and claims of approximately $0.4 million and $0.7 million, respectively. In addition, accounts receivable as of December 31, 2013 and 2012 included claims of approximately $2.9 million and $0.8 million, respectively. In addition, there are contractually billed amounts and retention related to such contracts of approximately $56.1 million and $41.0 million as of December 31, 2013 and 2012, respectively. Generally, contractually billed amounts will not be paid by the customer to us until final resolution of related claims. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of services for maintenance, repair and retrofit work consistent with the performance of the services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. Provisions for the entirety of estimated losses on contracts are made in the period in which such losses are determined. During 2013, we recognized aggregate losses of approximately $24.5 million associated with two contracts within the United States mechanical construction and facilities services segment as a result of a change in contract estimates.
Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of past due balances. The provision for doubtful accounts during 2013, 2012 and 2011 amounted to approximately $3.5 million, $1.2 million and $2.2 million, respectively. At December 31, 2013 and 2012, our accounts receivable of $1,268.2 million and $1,222.0 million, respectively, included allowances for doubtful accounts of $11.9 million and $11.5 million, respectively. The increase in our allowance for doubtful accounts was primarily due to the increase in our provision for doubtful accounts, primarily within our United States building services segment. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers' compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related health care claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated insurance liabilities for workers' compensation, automobile liability, general liability and property claims increased by $10.7 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to acquisitions. If our estimated insurance liabilities for workers' compensation, automobile liability, general liability and property claims were to increase by 10%, it would have resulted in $13.7 million of additional expense for the year ended December 31, 2013.
Income Taxes
We had net deferred income tax liabilities at December 31, 2013 and 2012 of $126.8 million and $35.6 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of December 31, 2013 and 2012, the total valuation allowance on deferred income tax assets, related solely to state net operating carryforwards, was approximately $2.2 million and $2.5 million, respectively. We have determined that as of December 31, 2013, a valuation allowance was not required on any of the remaining deferred tax assets because of significant deferred tax liabilities after consideration of the above mentioned deferred tax liabilities related to indefinite-lived intangible assets and projected future income.
Goodwill and Identifiable Intangible Assets
As of December 31, 2013, we had $834.8 million and $541.5 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2012, goodwill and net identifiable intangible assets were $566.6 million and $343.7 million, respectively. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 17, "Segment Information", of the notes to consolidated financial statements. In assessing whether our goodwill is impaired, we first qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount using various factors. If after this assessment we are unable to determine that the fair value of a reporting unit exceeds the carrying amount, we proceed to the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. The weighted average cost of capital used in our annual testing for impairment as of October 1, 2013 was 12.1%, 12.6% and 11.1% for our domestic construction segments, our United States building services segment and our United States industrial services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for our domestic segments. Unfavorable changes in these key assumptions may affect future testing results and cause us to fail step one of the goodwill impairment testing process. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average costs of capital would cause the estimated fair value of our United Stated industrial services segment to approach its carrying value. A 50 basis point increase in the weighted average costs of capital would not significantly reduce the excess of the estimated fair value compared to the carrying value for any of our other domestic segments. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would not significantly reduce the excess of the estimated fair value compared to the carrying value for any of our domestic segments. For the years ended December 31, 2013, 2012 and 2011, no impairment of our goodwill was recognized.
As of December 31, 2013, we had $834.8 million of goodwill on our balance sheet and, of this amount, approximately 46.1% relates to our United States industrial services segment, approximately 27.4% relates to our United States building services segment, approximately 26.0% relates to our United States mechanical construction and facilities services segment and approximately 0.5% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, the carrying values of our United States industrial services, United States building services, United States mechanical construction and facilities services and United States electrical construction and facilities services segments were approximately $744.9 million, $487.7 million, $237.7 million and $58.7 million, respectively. The fair values of our United States industrial services, United

States building services, United States mechanical construction and facilities services and United States electrical construction and facilities services segments exceeded their carrying values by approximately $45.0 million, $126.0 million, $519.9 million and $366.8 million, respectively.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. The annual impairment review of our trade names for the year ended December 31, 2011 resulted in a $1.0 million non-cash impairment charge as a result of a change in the fair value of trade names associated with certain prior acquisitions reported within our United States building services segment. This impairment primarily resulted from both lower forecasted revenues from, and operating margins at, specific companies within our United States building services segment. For the years ended December 31, 2013 and 2012, no impairment of our trade names was recognized.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. Based on facts and circumstances that indicated an impairment may exist, we performed an impairment review of certain of our other identifiable intangible assets for the year ended December 31, 2011. As a result of this review, we recognized a $2.8 million non-cash impairment charge as a result of a change in the fair value of customer relationships associated with certain prior acquisitions reported within our United States building services segment for the year ended December 31, 2011. For the years ended December 31, 2013 and 2012, no impairment of our other identifiable intangible assets was recognized.
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
Our development of the present value of future cash flow projections used in impairment testing is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins and weighted average cost of capital, among others. Those assumptions and estimates can change in future periods, and other factors used in assessing fair value are outside the control of management, such as interest rates. There can be no assurances that estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding future business performance or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required, as we did in 2011, to record further goodwill and/or identifiable intangible asset impairment charges in future periods.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used any derivative financial instruments during the years ended December 31, 2013 and 2012, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2013 Credit Agreement. Borrowings under the 2013 Credit Agreement bear interest at variable rates. For further information on borrowing rates and interest rate sensitivity, refer to the Liquidity and Capital Resources discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2013, there were no borrowings outstanding under the 2013 Revolving Credit Facility and the balance on the Term Loan was $350.0 million. Based on the $350.0 million borrowings outstanding on the 2013 Credit Agreement, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.4 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.4 million in the next twelve months.
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
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction and building and industrial services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 8,500 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to projects in progress.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$439,813	$605,303
Accounts receivable, less allowance for doubtful accounts of $11,890 and $11,472, respectively	1,268,226	1,221,956
Costs and estimated earnings in excess of billings on uncompleted contracts	90,727	93,061
Inventories	52,123	50,512
Prepaid expenses and other	79,216	73,621
Total current assets	1,930,105	2,044,453
Investments, notes and other long-term receivables	6,799	4,959
Property, plant and equipment, net	123,414	116,631
Goodwill	834,825	566,588
Identifiable intangible assets, net	541,497	343,748
Other assets	29,275	30,691
Total assets	$3,465,915	$3,107,070
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit facility	$—	$—
Current maturities of long-term debt and capital lease obligations	19,332	1,787
Accounts payable	487,738	490,621
Billings in excess of costs and estimated earnings on uncompleted contracts	381,295	383,527
Accrued payroll and benefits	237,779	224,555
Other accrued expenses and liabilities	172,599	194,029
Total current liabilities	1,298,743	1,294,519
Borrowings under revolving credit facility	—	150,000
Long-term debt and capital lease obligations	335,331	4,112
Other long-term obligations	352,215	301,260
Total liabilities	1,986,289	1,749,891
Equity:
EMCOR Group, Inc. stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 67,627,359 and 68,010,419 shares issued, respectively	676	680
Capital surplus	408,083	416,104
Accumulated other comprehensive loss	(65,777)	(81,040)
Retained earnings	1,133,873	1,022,239
Treasury stock, at cost 730,841 and 1,046,257 shares, respectively	(10,590)	(11,903)
Total EMCOR Group, Inc. stockholders’ equity	1,466,265	1,346,080
Noncontrolling interests	13,361	11,099
Total equity	1,479,626	1,357,179
Total liabilities and equity	$3,465,915	$3,107,070
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31,
(In thousands, except per share data)

	2013	2012	2011
Revenues	$6,417,158	$6,346,679	$5,613,459
Cost of sales	5,604,100	5,540,325	4,879,510
Gross profit	813,058	806,354	733,949
Selling, general and administrative expenses	591,063	556,242	518,121
Restructuring expenses	11,703	145	1,240
Impairment loss on identifiable intangible assets	—	—	3,795
Operating income	210,292	249,967	210,793
Interest expense	(8,769)	(7,275)	(11,261)
Interest income	1,128	1,556	1,820
Income from continuing operations before income taxes	202,651	244,248	201,352
Income tax provision	75,297	95,362	76,764
Income from continuing operations	127,354	148,886	124,588
Income from discontinued operation, net of income taxes	—	—	9,083
Net income including noncontrolling interests	127,354	148,886	133,671
Less: Net income attributable to noncontrolling interests	(3,562)	(2,302)	(2,845)
Net income attributable to EMCOR Group, Inc.	$123,792	$146,584	$130,826
Basic earnings per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.85	$2.20	$1.82
From discontinued operation	—	—	0.14
Net income attributable to EMCOR Group, Inc. common stockholders	$1.85	$2.20	$1.96
Diluted earnings per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.82	$2.16	$1.78
From discontinued operation	—	—	0.13
Net income attributable to EMCOR Group, Inc. common stockholders	$1.82	$2.16	$1.91
Dividends declared per common share	$0.18	$0.51	$0.05
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Years Ended December 31,
(In thousands)

	2013	2012	2011
Net income including noncontrolling interests	$127,354	$148,886	$133,671
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	(614)	120	(14,182)
Changes in post retirement plans (2)	15,877	(2,511)	(22,056)
Other comprehensive income (loss)	15,263	(2,391)	(36,238)
Comprehensive income	142,617	146,495	97,433
Less: Comprehensive income attributable to the noncontrolling interests	(3,562)	(2,302)	(2,845)
Comprehensive income attributable to EMCOR Group, Inc.	$139,055	$144,193	$94,588
_________________

(1)
Includes a $15.5 million foreign currency translation reversal relating to the disposition of our Canadian subsidiary, which was included as part of the gain on sale of discontinued operation, for the year ended December 31, 2011.

(2)	Net of tax of $4.3 million, $0.8 million and $7.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31,
(In thousands)

	2013	2012	2011
Cash flows - operating activities:
Net income including noncontrolling interests	$127,354	$148,886	$133,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,310	31,204	27,426
Amortization of identifiable intangible assets	31,028	29,762	26,350
Provision for doubtful accounts	3,533	1,163	2,238
Deferred income taxes	11,857	6,626	8,826
Gain on sale of discontinued operation, net of income taxes	—	—	(9,127)
(Gain) loss on sale of property, plant and equipment	(903)	272	592
Excess tax benefits from share-based compensation	(4,624)	(7,083)	(3,619)
Equity income from unconsolidated entities	(1,048)	(930)	(1,301)
Non-cash expense for amortization of debt issuance costs	1,497	1,212	2,438
Non-cash income from contingent consideration arrangements	(6,793)	(6,381)	(2,798)
Non-cash expense for impairment of identifiable intangible assets	—	—	3,795
Non-cash share-based compensation expense	6,943	6,766	5,447
Non-cash (income) expense from changes in unrecognized income tax benefits	(10,539)	5,946	(870)
Distributions from unconsolidated entities	679	887	606
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Increase in accounts receivable	(3,221)	(12,852)	(75,529)
Increase in inventories	(865)	(5,597)	(10,549)
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts	2,807	24,126	(33,816)
(Decrease) increase in accounts payable	(12,904)	5,425	34,727
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(2,793)	(62,533)	(16,278)
(Decrease) increase in accrued payroll and benefits and other accrued expenses and liabilities	(14,761)	24,345	49,634
Changes in other assets and liabilities, net	(13,488)	(6,836)	7,562
Net cash provided by operating activities	150,069	184,408	149,425
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired, and related contingent consideration arrangement	(454,671)	(20,613)	(301,306)
Proceeds from sale of discontinued operation, net of cash sold	—	—	26,627
Proceeds from sale of property, plant and equipment	2,930	3,070	1,409
Purchase of property, plant and equipment	(35,497)	(37,875)	(29,581)
Investments in and advances to unconsolidated entities and joint ventures	(800)	—	(28)
Purchase of short-term investments	—	(22,433)	(17,639)
Maturity of short-term investments	4,616	35,305	—
Net cash used in investing activities	(483,422)	(42,546)	(320,518)
Cash flows - financing activities:
Proceeds from revolving credit facility	250,000	—	—
Repayments of revolving credit facility	(400,000)	—	—
Borrowings from long-term debt	350,000	—	—
Repayments of long-term debt and debt issuance costs	(3,013)	(40)	(4,147)
Repayments of capital lease obligations	(1,692)	(1,978)	(1,095)
Dividends paid to stockholders	(12,080)	(34,073)	(3,336)
Repurchase of common stock	(26,070)	(23,912)	(27,523)
Proceeds from exercise of stock options	5,172	8,786	5,608
Payments to satisfy minimum tax withholding	(927)	(1,654)	(1,256)
Issuance of common stock under employee stock purchase plan	2,854	2,549	2,310
Payments for contingent consideration arrangements	(537)	(5,748)	(1,118)
Distributions to noncontrolling interests	(1,300)	(1,600)	(2,350)
Excess tax benefits from share-based compensation	4,624	7,083	3,619
Net cash provided by (used in) financing activities	167,031	(50,587)	(29,288)
Effect of exchange rate changes on cash and cash equivalents	832	2,706	867
(Decrease) increase in cash and cash equivalents	(165,490)	93,981	(199,514)
Cash and cash equivalents at beginning of year	605,303	511,322	710,836
Cash and cash equivalents at end of period	$439,813	$605,303	$511,322
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
For The Years Ended December 31,
(In thousands)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2010	$1,162,845	$690	$427,613	$(42,411)	$782,576	$(15,525)	$9,902
Net income including noncontrolling interests	133,671	—	—	—	130,826	—	2,845
Other comprehensive loss	(36,238)	—	—	(36,238)	—	—	—
Treasury stock, at cost (2)	(1,256)	—	—	—	—	(1,256)	—
Common stock issued under share-based compensation plans (3)	11,561	3	9,253	—	—	2,305	—
Common stock issued under employee stock purchase plan	2,310	—	2,310	—	—	—	—
Common stock dividends	(3,336)	—	24	—	(3,360)	—	—
Repurchase of common stock	(27,523)	(12)	(27,511)	—	—	—	—
Distributions to noncontrolling interests	(2,350)	—	—	—	—	—	(2,350)
Share-based compensation expense	5,447	—	5,447	—	—	—	—
Balance, December 31, 2011	$1,245,131	$681	$417,136	$(78,649)	$910,042	$(14,476)	$10,397
Net income including noncontrolling interests	148,886	—	—	—	146,584	—	2,302
Other comprehensive loss	(2,391)	—	—	(2,391)	—	—	—
Common stock issued under share-based compensation plans (3)	15,823	8	13,242	—	—	2,573	—
Common stock issued under employee stock purchase plan	2,549	—	2,549	—	—	—	—
Common stock dividends	(34,073)		314		(34,387)
Repurchase of common stock	(23,912)	(9)	(23,903)	—	—	—	—
Distributions to noncontrolling interests	(1,600)	—	—	—	—	—	(1,600)
Share-based compensation expense	6,766	—	6,766	—	—	—	—
Balance, December 31, 2012	$1,357,179	$680	$416,104	$(81,040)	$1,022,239	$(11,903)	$11,099
Net income including noncontrolling interests	127,354	—	—	—	123,792	—	3,562
Other comprehensive income	15,263	—	—	15,263	—	—	—
Common stock issued under share-based compensation plans (3)	9,483	3	8,167	—	—	1,313	—
Common stock issued under employee stock purchase plan	2,854	—	2,854	—	—	—	—
Common stock dividends	(12,080)	—	78	—	(12,158)	—	—
Repurchase of common stock	(26,070)	(7)	(26,063)	—	—	—	—
Distributions to noncontrolling interests	(1,300)	—	—	—	—	—	(1,300)
Share-based compensation expense	6,943	—	6,943	—	—	—	—
Balance, December 31, 2013	$1,479,626	$676	$408,083	$(65,777)	$1,133,873	$(10,590)	$13,361
_________________

(1)
As of December 31, 2013, represents cumulative foreign currency translation and post retirement liability adjustments of $5.1 million and $(70.9) million, respectively. As of December 31, 2012, represents cumulative foreign currency translation and post retirement liability adjustments of $5.7 million and $(86.7) million, respectively. As of December 31, 2011, represents cumulative foreign currency translation and post retirement liability adjustments of $5.6 million, $(84.2) million, respectively.

(2)	Represents value of shares of common stock withheld by EMCOR for minimum statutory income tax withholding requirements upon the issuance of shares in respect of restricted stock units.

(3)	Includes the tax benefit associated with share-based compensation of $5.2 million in 2013, $8.7 million in 2012 and $6.2 million in 2011.
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1- NATURE OF OPERATIONS
References to the “Company,” “EMCOR,” “we,” “us,” “our” and similar words refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise.
We are one of the largest electrical and mechanical construction and facilities services firms in the United States. In addition, we provide a number of building services and industrial services. We specialize principally in providing construction services relating to electrical and mechanical systems in all types of non-residential facilities and in providing various services relating to the operation, maintenance and management of facilities, including refineries and petrochemical plants.
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
During the third quarter of 2013, we completed the acquisition of RepconStrickland, Inc. (“RSI”), a leading provider of turnaround and specialty services to the North American refinery and petrochemical markets. In connection with the acquisition of RSI and to reflect changes in our internal reporting structure and the information used by management to make operating decisions and assess performance, we created a new segment that includes RSI and certain businesses that had been part of our United States facilities services segment. The new segment is called the United States industrial services segment and the segment formerly named the United States facilities services segment has been renamed the United States building services segment.
Our reportable segments have been restated in all periods presented to reflect the changes in our segments referred to above. The segment formally named the United Kingdom construction and facilities services segment has been renamed the United Kingdom construction and building services segment. In addition, the results of operations for all periods presented reflect: (a) discontinued operations accounting due to the disposition in August 2011 of our Canadian subsidiary and (b) certain reclassifications of prior period amounts from our United States building services segment to our United States mechanical construction and facilities services segment due to changes in our internal reporting structure.
Revenue Recognition
Revenues from long-term construction contracts are recognized on the percentage-of-completion method in accordance with ASC Topic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts”. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of our electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Pre-contract costs from our construction projects are generally expensed as incurred. Revenues from the performance of services for maintenance, repair and retrofit work are recognized consistent with the performance of the services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering,

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. In the case of customer change orders for uncompleted long-term construction contracts, estimated recoveries are included for work performed in forecasting ultimate profitability on certain contracts. Due to uncertainties inherent in the estimation process, it is possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. During 2013, we recognized aggregate losses of approximately $24.5 million associated with two contracts within the United States mechanical construction and facilities services segment as a result of a change in contract estimates.
Costs and estimated earnings on uncompleted contracts
Costs and estimated earnings in excess of billings on uncompleted contracts arise in the consolidated balance sheets when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Also included in costs and estimated earnings on uncompleted contracts are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and/or price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on construction costs incurred in connection with claim amounts. Claims and unapproved change orders made by us involve negotiation and, in certain cases, litigation. In the event litigation costs are incurred by us in connection with claims or unapproved change orders, such litigation costs are expensed as incurred, although we may seek to recover these costs. We believe that we have established legal bases for pursuing recovery of our recorded unapproved change orders and claims, and it is management's intention to pursue and litigate such claims, if necessary, until a determination or settlement is reached. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims and unapproved change orders may be made in the near term. If we do not successfully resolve these matters, a net expense (recorded as a reduction in revenues) may be required, in addition to amounts that may have been previously provided for. We record the profit associated with the settlement of claims upon receipt of final payment. During 2012, we recognized approximately $9.5 million of profit from the settlement and payment of two claims within the United States electrical construction and facilities services segment. There was no significant profit recognized from settlements or payment of claims in 2013. Claims against us are recognized when a loss is considered probable and amounts are reasonably determinable.
Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Costs incurred on uncompleted contracts	$7,794,620	$7,675,049
Estimated earnings, thereon	835,820	876,496
	8,630,440	8,551,545
Less: billings to date	8,921,008	8,842,011
	$(290,568)	$(290,466)
Such amounts were included in the accompanying Consolidated Balance Sheets at December 31, 2013 and 2012 under the following captions (in thousands):

	2013	2012
Costs and estimated earnings in excess of billings on uncompleted contracts	$90,727	$93,061
Billings in excess of costs and estimated earnings on uncompleted contracts	(381,295)	(383,527)
	$(290,568)	$(290,466)
As of December 31, 2013 and 2012, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $19.2 million and $13.8 million, respectively, and claims of approximately $0.4 million and $0.7 million, respectively. In addition, accounts receivable as of December 31, 2013 and 2012 included claims

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

of approximately $2.9 million and $0.8 million, respectively. Additionally, there are contractually billed amounts and retention related to such contracts of $56.1 million and $41.0 million as of December 31, 2013 and 2012, respectively. Generally, contractually billed amounts will not be paid by the customer to us until final resolution of related claims.
Classification of Contract Amounts
In accordance with industry practice, we classify as current all assets and liabilities relating to the performance of long-term contracts. The term of our contracts ranges from one month to four years and, accordingly, collection or payment of amounts relating to these contracts may extend beyond one year. Accounts receivable at December 31, 2013 and 2012 included $189.7 million and $178.6 million, respectively, of retainage billed under terms of our contracts. We estimate that approximately 85% of retainage recorded at December 31, 2013 will be collected during 2014. Accounts payable at December 31, 2013 and 2012 included $47.0 million and $39.7 million, respectively, of retainage withheld under terms of the contracts. We estimate that approximately 95% of retainage withheld at December 31, 2013 will be paid during 2014.
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
Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts. This allowance is based upon the best estimate of the probable losses in existing accounts receivable. The Company determines the allowances based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, as well as historical collection and write-off experience. These amounts are re-evaluated and adjusted on a regular basis as additional information is received. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful. At December 31, 2013 and 2012, our accounts receivable of $1,268.2 million and $1,222.0 million, respectively, included allowances for doubtful accounts of $11.9 million and $11.5 million, respectively. The provision for doubtful accounts during 2013, 2012 and 2011 amounted to approximately $3.5 million, $1.2 million and $2.2 million, respectively.
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
The carrying values of property, plant and equipment are reviewed for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. In performing this review for recoverability, property, plant and equipment is assessed for possible impairment by comparing their carrying values to their undiscounted net pre-tax cash flows expected to result from the use of the asset. Impaired assets are written down to their fair values, generally determined based on their estimated future discounted cash flows. Based on the results of our testing for the years ended December 31, 2013, 2012 and 2011, no impairment of property, plant and equipment was recognized.
Goodwill and Identifiable Intangible Assets
Goodwill and other identifiable intangible assets with indefinite lives that are not being amortized, such as trade names, are instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators) and are written down if impaired. Identifiable intangible assets with finite lives are amortized over their useful lives and are reviewed for impairment whenever facts and circumstances indicate that their carrying values may not be fully recoverable. See Note 8 - Goodwill and Identifiable Intangible Assets of the notes to consolidated financial statements for additional information.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Insurance Liabilities
Our insurance liabilities are determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. At December 31, 2013 and 2012, the estimated current portion of undiscounted insurance liabilities of $29.2 million and $25.5 million, respectively, were included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets. The estimated non-current portion of the undiscounted insurance liabilities included in “Other long-term obligations” at December 31, 2013 and 2012 were $112.8 million and $108.1 million, respectively.
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
Valuation of Share-Based Compensation Plans
We have various types of share-based compensation plans and programs, which are administered by our Board of Directors or its Compensation and Personnel Committee. See Note 13 - Share-Based Compensation Plans of the notes to consolidated financial statements for additional information regarding the share-based compensation plans and programs.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS OF BUSINESSES
On July 29, 2013, we completed the acquisition of RSI. This acquisition will expand and further strengthen our service offerings to new and existing customers and enhance our position within the industrial services and energy market sectors. Under the terms of the transaction, we acquired 100% of RSI's stock for total consideration of $464.3 million. The acquisition was funded with cash on hand and $250.0 million from borrowings under our revolving credit facility. This acquisition was accounted for using the acquisition method of accounting. We acquired working capital of $36.3 million and other net liabilities of $67.1 million, and have preliminarily ascribed $267.7 million to goodwill and $227.4 million to identifiable intangible assets in connection with the acquisition of RSI, which has been included in our United States industrial services segment. We expect that $49.0 million of acquired goodwill will be deductible for tax purposes. We have completed the final allocation of the purchase price related to the RSI acquisition, except for certain tax and contingency matters.
On December 2, 2013, May 31, 2013 and January 4, 2012, we acquired three companies, each for an immaterial amount. These companies primarily provide mechanical construction services and have been included in our United States mechanical construction and facilities services segment.
On June 30, 2011, we completed the acquisition of USM Services Holdings, Inc. (“USM”) from Transfield Services (Delaware), General Partnership. Under the terms of the transaction, we acquired 100% of USM’s stock for total consideration of $251.0 million and utilized cash on hand to fund the purchase. This acquisition has been accounted for using the acquisition method of accounting. We acquired working capital of $5.0 million and other net liabilities of $21.3 million, and have ascribed $130.3 million to goodwill and $137.0 million to identifiable intangible assets in connection with the acquisition of USM, which has been included in our United States building services segment. According to certain provisions of the stock purchase agreement, we are to be indemnified for certain costs.
We acquired two additional companies during 2011, each for an immaterial amount. One of the 2011 acquired companies primarily provides mechanical construction services and has been included in our United States mechanical construction and facilities services reporting segment, and the other primarily provides mobile mechanical services and has been included in our United States building services reporting segment.
The purchase price for the acquisition of the other businesses referred to above was finalized with an insignificant impact. The acquisition of these businesses was accounted for by the acquisition method, and the prices paid for them have been allocated to their respective assets and liabilities, based upon the estimated fair values of their respective assets and liabilities at the dates of their respective acquisitions. We believe these businesses further expand our service capabilities into new geographical and/or technical areas.
During the years ended December 31, 2013, 2012 and 2011, respectively, we recorded a net reversal of $6.8 million, $6.4 million and $2.8 million of non-cash income attributable to contingent consideration arrangements relating to prior acquisitions.
NOTE 4 - DISPOSITION OF ASSETS
Results of our Canadian operations for the year ended December 31, 2011 are presented in our Consolidated Financial Statements as discontinued operations.
In August 2011, we disposed of our Canadian subsidiary, which represented our Canada construction segment, to a group of investors, including members of the former subsidiary’s management team. We received approximately $17.3 million in payment for the shares. In addition, we also received approximately $26.4 million in repayment of indebtedness owed by our Canadian subsidiary to us. Proceeds from the sale of discontinued operation, net of cash sold, totaled approximately $26.6 million. Included in net income from discontinued operation for the year ended December 31, 2011 was a gain on sale of $9.1 million (net of income tax provision of $2.8 million) resulting from the sale of the subsidiary. The gain on sale of discontinued operation included $15.5 million related to amounts previously reported in the foreign translation adjustment component of accumulated other comprehensive income. Loss from discontinued operation included income tax benefits of $0.4 million for the year ended December 31, 2011.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - DISPOSITION OF ASSETS - (Continued)

The components of the results of discontinued operations for the Canada construction segment are as follows (in thousands):

2011 (1)
Revenues	$118,214
Loss from discontinued operation (net of income taxes)	$(44)
Gain on sale of discontinued operation (net of income taxes)	$9,127
Net income from discontinued operation	$9,083
Diluted earnings per share from discontinued operation	$0.13
_________________
(1)  Through the date of sale, August 2, 2011.

NOTE 5 - EARNINGS PER SHARE
The following tables summarize our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the years ended December 31, 2013, 2012 and 2011 (in thousands, except share and per share data):

	2013	2012	2011
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$123,792	$146,584	$121,743
Income from discontinued operation	—	—	9,083
Net income attributable to EMCOR Group, Inc. common stockholders	$123,792	$146,584	$130,826
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	67,086,299	66,701,869	66,780,093
Effect of dilutive securities—Share-based awards	990,542	1,036,549	1,595,409
Shares used to compute diluted earnings per common share	68,076,841	67,738,418	68,375,502
Basic earnings per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.85	$2.20	$1.82
From discontinued operation	—	—	0.14
Net income attributable to EMCOR Group, Inc. common stockholders	$1.85	$2.20	$1.96
Diluted earnings per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.82	$2.16	$1.78
From discontinued operation	—	—	0.13
Net income attributable to EMCOR Group, Inc. common stockholders	$1.82	$2.16	$1.91
The number of options granted to purchase shares of our common stock that were excluded from the computation of diluted EPS for the years ended December 31, 2013, 2012 and 2011 because they would be anti-dilutive were zero, 140,096 and 321,443, respectively.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVENTORIES
Inventories as of December 31, 2013 and 2012 consist of the following amounts (in thousands):

	2013	2012
Raw materials and construction materials	$32,795	$20,994
Work in process	19,328	29,518
	$52,123	$50,512

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Machinery and equipment	$116,945	$105,559
Vehicles	49,296	45,340
Furniture and fixtures	22,036	21,353
Computer hardware/software	88,956	82,205
Land, buildings and leasehold improvements	78,796	69,564
	356,029	324,021
Accumulated depreciation and amortization	(232,615)	(207,390)
	$123,414	$116,631
Depreciation and amortization expense related to property, plant and equipment, including capital leases, was $36.3 million, $31.2 million and $27.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
NOTE 8 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill at December 31, 2013 and 2012 was approximately $834.8 million and $566.6 million, respectively, and reflects the excess of cost over fair market value of net identifiable assets of companies acquired. Goodwill attributable to companies acquired in 2013 has been valued at $268.2 million. ASC Topic 805, “Business Combinations” (“ASC 805”) requires that all business combinations be accounted for using the acquisition method and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, such as trade names, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators) and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives. As of December 31, 2013, approximately 46.1% of our goodwill related to our United States industrial services segment, approximately 27.4% of our goodwill related to our United States building services segment, approximately 26.0% related to our United States mechanical construction and facilities services segment and approximately 0.5% related to our United States electrical construction and facilities services segment.
We test for impairment of goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 17, "Segment Information", of the notes to consolidated financial statements. In assessing whether our goodwill is impaired, we first qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount using various factors. If after this assessment we are unable to determine that the fair value of a reporting unit exceeds the carrying amount, we proceed to the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. The weighted average cost of capital used

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS - (Continued)

in our annual testing for impairment as of October 1, 2013 was 12.1%, 12.6% and 11.1% for our domestic construction segments, our United States building services segment and our United States industrial services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for our domestic segments. Unfavorable changes in these key assumptions may affect future testing results and cause us to fail step one of the goodwill impairment testing process. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average costs of capital would cause the estimated fair value of our United Stated industrial services segment to approach its carrying value. A 50 basis point increase in the weighted average costs of capital would not significantly reduce the excess of the estimated fair value compared to the carrying value for any of our other domestic segments. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would not significantly reduce the excess of the estimated fair value compared to the carrying value for any of our domestic segments. For the years ended December 31, 2013, 2012 and 2011, no impairment of our goodwill was recognized.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. The annual impairment review of our trade names for the year ended December 31, 2011 resulted in a $1.0 million non-cash impairment charge as a result of a change in the fair value of trade names associated with certain prior acquisitions reported within our United States building services segment. This impairment primarily resulted from both lower forecasted revenues from, and lower operating margins at, specific companies within our United States building services segment. For the years ended December 31, 2013 and 2012, no impairment of our trade names was recognized.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. Based on facts and circumstances that indicated an impairment may exist, we performed an impairment review of certain of our other identifiable intangible assets for the year ended December 31, 2011. As a result of this review, we recognized a $2.8 million non-cash impairment charge as a result of a change in the fair value of customer relationships associated with certain prior acquisitions reported within our United States building services segment for the year ended December 31, 2011. For the years ended December 31, 2013 and 2012, no impairment of our other identifiable intangible assets was recognized.
Our development of the present value of future cash flow projections used in impairment testing is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins and weighted average cost of capital, among others. Those assumptions and estimates can change in future periods, and other factors used in assessing fair value are outside the control of management, such as interest rates. There can be no assurances that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding future business performance plans or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required, as we did in 2011, to record goodwill and/or identifiable intangible asset impairment charges in future periods.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS - (Continued)

The changes in the carrying amount of goodwill by reportable segments during the years ended December 31, 2013 and 2012 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	United States industrial services segment	Total
Gross balance at December 31, 2011	$3,823	$198,446	$387,206	$187,932	$777,407
Accumulated impairment charge	—	—	(139,498)	(71,104)	(210,602)
Balance at December 31, 2011	3,823	198,446	247,708	116,828	566,805
Acquisitions and purchase price adjustments	—	2,014	(2,231)	—	(217)
Transfers	—	690	(690)	—	—
Balance at December 31, 2012	3,823	201,150	244,787	116,828	566,588
Acquisitions and purchase price adjustments	—	522	—	267,715	268,237
Transfers	—	15,583	(15,583)	—	—
Balance at December 31, 2013	$3,823	$217,255	$229,204	$384,543	$834,825
During 2011, pursuant to the purchase method of accounting, we recorded an aggregate of $1.9 million by reason of earn-out obligations in respect of a prior acquisition, which increased goodwill associated with this acquisition.
Identifiable intangible assets as of December 31, 2013 and 2012 consist of the following (in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$47,620	$(47,583)	$—	$37
Developed technology/Vendor network	95,661	(30,212)	—	65,449
Customer relationships	425,873	(83,391)	(4,834)	337,648
Non-competition agreements	9,980	(8,498)	—	1,482
Trade names (amortized)	21,248	(6,619)	—	14,629
Trade names (unamortized)	170,218	—	(47,966)	122,252
Total	$770,600	$(176,303)	$(52,800)	$541,497

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$47,580	$(46,630)	$—	$950
Developed technology/Vendor network	95,661	(25,078)	—	70,583
Customer relationships	259,683	(61,718)	(4,834)	193,131
Non-competition agreements	8,269	(7,898)	—	371
Trade names (amortized)	17,521	(3,951)	—	13,570
Trade names (unamortized)	113,109	—	(47,966)	65,143
Total	$541,823	$(145,275)	$(52,800)	$343,748

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS - (Continued)

Identifiable intangible assets attributable to companies acquired in 2013 have been valued at $228.8 million. Identifiable intangible assets attributable to companies acquired in 2012 have been valued at $0.5 million. See Note 3 - Acquisitions of Businesses of the notes to consolidated financial statements for additional information. The identifiable intangible amounts are amortized on a straight-line basis. The weighted average amortization periods for the unamortized balances remaining are approximately 11 months for contract backlog, 13 years for developed technology/vendor network, 13 years for customer relationships, 2 years for non-competition agreements and 5.5 years for trade names.
Amortization expense related to identifiable intangible assets was $31.0 million, $29.8 million and $26.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The following table presents the estimated future amortization expense of identifiable intangible assets in the following years (in thousands):

2014	$37,966
2015	37,565
2016	36,502
2017	34,196
2018	32,070
Thereafter	240,946
$419,245
NOTE 9 - DEBT
Credit Facilities
Until November 25, 2013, we had a revolving credit agreement (the "2011 Credit Agreement") as amended, which provided for a revolving credit facility of $750.0 million. The 2011 Credit Agreement was effective November 21, 2011. Effective November 25, 2013, we amended and restated the 2011 Credit Agreement with a $1.1 billion credit agreement (the "2013 Credit Agreement"), which is comprised of a $750.0 million revolving credit facility (the "2013 Revolving Credit Facility") and a $350.0 million term loan (the "Term Loan"). The proceeds of the Term Loan were used to repay amounts drawn under the 2011 Credit Agreement. Both facilities expire on November 25, 2018. We may increase the 2013 Revolving Credit Facility to $1.05 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments; and we may allocate up to $250.0 million of available borrowings under the 2013 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. The 2013 Revolving Credit Facility and the Term Loan are both guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2013 Revolving Credit Facility and the Term Loan contain various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount under the 2013 Revolving Credit Facility, which ranges from 0.20% to 0.30%, based on certain financial tests. The fee is 0.20% of the unused amount as of December 31, 2013. Borrowings under the 2013 Revolving Credit Facility and the Term Loan bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at December 31, 2013) plus 0.25% to 0.75%, based on certain financial tests or (2) United States dollar LIBOR (0.17% at December 31, 2013) plus 1.25% to 1.75%, based on certain financial tests. The interest rate in effect at December 31, 2013 was 1.42%. Letter of credit fees issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized approximately $3.0 million of debt issuance costs associated with the 2013 Credit Agreement. This amount is being amortized over the life of the agreement and is included as part of interest expense. In connection with the amendment and restatement of the 2011 Credit Agreement, $0.3 million attributable to the acceleration of expense for debt issuance costs in connection with the 2011 Credit Agreement was recorded as part of interest expense. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, commencing with the calendar quarter ending March 31, 2014, in the amount of $4.4 million, with a final payment of all principal and interest not yet paid due and payable on November 25, 2018. As of December 31, 2013, the balance on the Term Loan was $350.0 million. As of December 31, 2013 and December 31, 2012, we had approximately $83.3 million and $84.0 million of letters of credit outstanding, respectively. We had borrowings of $150.0 million outstanding under the 2011 Credit Agreement at December 31, 2012. There were no borrowings outstanding under the 2013 Revolving Credit Facility as of December 31, 2013.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEBT - (Continued)

Long-term debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2013 and 2012 (in thousands):

	2013	2012
2011 Credit Agreement	$—	$150,000
Term Loan, interest payable at varying amounts through 2018	350,000	—
Capitalized Lease Obligations, at weighted average interest rates from 0.8% to 8.3% payable in varying amounts through 2018	4,652	5,881
Other, payable through 2015	11	18
	354,663	155,899
Less: current maturities	19,332	1,787
	$335,331	$154,112
Capitalized Lease Obligations
See Note 15 - Commitments and Contingencies of the notes to consolidated financial statements for additional information.
NOTE 10 - FAIR VALUE MEASUREMENTS
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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2013 and December 31, 2012 (in thousands):

	Assets at Fair Value as of December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$439,813	—	—	$439,813
Restricted cash (2)	6,934	—	—	6,934
Short-term investments (2)	—	—	—	—
Total	$446,747	—	—	$446,747

	Assets at Fair Value as of December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$605,303	—	—	$605,303
Restricted cash (2)	6,281	—	—	6,281
Short-term investments (2)	4,879	—	—	4,879
Total	$616,463	—	—	$616,463
_________________

(1)
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, which are Level 1 assets. At December 31, 2013 and 2012, we had $147.7 million and $407.4 million, respectively, in money market funds.

(2)	Restricted cash and short-term investments with original maturities greater than three months are classified as “Prepaid expenses and other” on our consolidated balance sheets.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - FAIR VALUE MEASUREMENTS - (Continued)

We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. The carrying value of our 2013 Credit Agreement approximates the fair value due to the variable rate on such debt.

NOTE 11 - INCOME TAXES
Our 2013 income tax provision from continuing operations was $75.3 million compared to $95.4 million for 2012 and $76.8 million for 2011. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the years ended December 31, 2013, 2012 and 2011, were 37.8%, 39.4% and 38.7%, respectively. The decrease in the 2013 income tax provision compared to 2012 was primarily due to the effect of reduced income before income taxes, a change in the mix of earnings among various jurisdictions and reversal of reserves for previously unrecognized income tax benefits. The increase in the 2012 income tax provision compared to 2011 was primarily due to increased income before income taxes, the effect of a change in the United Kingdom statutory tax rate and a change in the mix of earnings among various jurisdictions.
As of December 31, 2013 and 2012, the amount of unrecognized income tax benefits was $3.1 million and $11.3 million (of which $1.7 million and $6.6 million, if recognized, would favorably affect our effective income tax rate), respectively. As of December 31, 2013 and 2012, we had an accrual of $0.2 million and $2.6 million for the payment of interest related to unrecognized income tax benefits included on the Consolidated Balance Sheets, respectively. During the years ended December 31, 2013 and 2012, we recognized approximately $0.2 million and $0.3 million, respectively, in interest expense related to our unrecognized income tax benefits. In addition, we reversed $2.6 million and less than $0.1 million of accrued interest expense related to our unrecognized income tax benefits for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, we had total income tax reserves included in “Other long-term liabilities” of $3.4 million and $13.9 million, respectively.
A reconciliation of the beginning and end of year unrecognized income tax benefits is as follows (in thousands):

	2013	2012
Balance at beginning of year	$11,281	$5,661
Additions based on tax positions related to the current year	895	5,863
Additions based on tax positions related to prior years	251	1,348
Reductions for tax positions of prior years	(6,273)	(1,298)
Reductions for expired statute of limitations	(3,038)	(293)
Balance at end of year	$3,116	$11,281
It is possible that approximately $0.6 million of unrecognized income tax benefits at December 31, 2013, primarily relating to uncertain tax positions attributable to compensation related accruals, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations.
We file income tax returns with the Internal Revenue Service and various state, local and foreign tax agencies. The Company is currently under examination by various taxing authorities for the years 2008 through 2011. The Internal Revenue Service is currently auditing our 2011 and 2010 federal income tax returns.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES - (Continued)

The income tax provision in the accompanying Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 consisted of the following (in thousands):

	2013	2012	2011
Current:
Federal provision	$60,449	$70,019	$54,033
State and local provisions	2,897	18,174	14,735
Foreign provision (benefit)	94	543	(350)
	63,440	88,736	68,418
Deferred	11,857	6,626	8,346
	$75,297	$95,362	$76,764

Factors accounting for the variation from U.S. statutory income tax rates from continuing operations for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Federal income taxes at the statutory rate	$70,928	$85,487	$70,471
Noncontrolling interests	(1,247)	(806)	(996)
State and local income taxes, net of federal tax benefits	9,369	8,512	9,673
State tax reserves	(6,529)	3,927	(73)
Permanent differences	3,226	2,605	2,468
Domestic manufacturing deduction	(4,778)	(5,559)	(4,048)
Foreign income taxes (including UK statutory rate changes)	4,831	703	56
Adjustments to valuation allowance for deferred tax assets	—	—	172
Federal tax reserves	263	(258)	(1,056)
Other	(766)	751	97
	$75,297	$95,362	$76,764
The components of the net deferred income tax asset are included in “Prepaid expenses and other” of $32.5 million, “Other assets” of $15.0 million, and “Other long-term obligations” of $174.3 million at December 31, 2013, and the components of net deferred income tax asset are included in “Prepaid expenses and other” of $35.0 million, “Other assets” of $17.5 million, and "Other long-term obligations" of $88.1 million at December 31, 2012 in the accompanying Consolidated Balance Sheets.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES - (Continued)

The amounts recorded for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Deferred income tax assets:
Excess of amounts expensed for financial statement purposes over amounts deducted for income tax purposes:
Insurance liabilities	$57,310	$51,348
Pension liability	7,813	15,990
Deferred compensation	16,358	15,704
Other (including liabilities and reserves)	35,625	33,875
Total deferred income tax assets	117,106	116,917
Valuation allowance for deferred tax assets	(2,244)	(2,494)
Net deferred income tax assets	114,862	114,423
Deferred income tax liabilities:
Costs capitalized for financial statement purposes and deducted for income tax purposes:
Goodwill and identifiable intangible assets	(214,865)	(133,185)
Other, primarily depreciation of property, plant and equipment	(26,840)	(16,883)
Total deferred income tax liabilities	(241,705)	(150,068)
Net deferred income tax liabilities	$(126,843)	$(35,645)
We file a consolidated federal income tax return including all of our U.S. subsidiaries. As of December 31, 2013 and 2012, the total valuation allowance on net deferred income tax assets was approximately $2.2 million and $2.5 million, respectively, primarily related to state and local net operating losses. The reason for the net decrease in the valuation allowance for 2012 was related to the expiration of net capital loss carryforwards, partially offset by state and local net operating loss carryforwards. At December 31, 2013, we had trading and capital losses for United Kingdom income tax purposes of approximately $34.7 million, which have no expiration date. Such losses are subject to review by the United Kingdom taxing authority. Realization of the deferred income tax assets is dependent on our generating sufficient taxable income. We believe that the deferred income tax assets will be realized through the future reversal of existing taxable temporary differences and projected future income. Although realization is not assured, we believe it is more likely than not that the deferred income tax asset, net of the valuation allowance discussed above, will be realized. The amount of the deferred income tax asset considered realizable, however, could be reduced if estimates of future income are reduced.
Income before income taxes from continuing operations for the years ended December 31, 2013, 2012 and 2011 consisted of the following (in thousands):

	2013	2012	2011
United States	$219,300	$236,774	$191,154
Foreign	(16,649)	7,474	10,198
	$202,651	$244,248	$201,352
As of December 31, 2013, we had undistributed foreign earnings from our United Kingdom subsidiary of approximately $5.7 million for which we have not recorded a deferred tax liability, as we have provided taxes on such earnings in prior periods. As of December 31, 2013, the amount of cash held in the United Kingdom was approximately $60.9 million which, if repatriated, should not result in material federal or state income taxes. As of December 31, 2013, we had undistributed foreign earnings from our Puerto Rico subsidiary of approximately $1.4 million for which we have not recorded a deferred tax liability as such earnings are indefinitely reinvested. As of December 31, 2013, the amount of cash held in Puerto Rico was approximately $3.0 million which, if repatriated, may result in federal and state income taxes of approximately $0.5 million.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMON STOCK
As of December 31, 2013 and December 31, 2012, 66,896,518 and 66,964,162 shares of our common stock were outstanding, respectively.
On December 7, 2012, our Board of Directors declared a special dividend of $0.25 per share, payable in December 2012, and announced its intention to increase the regular quarterly dividend to $0.06 per share. In addition, at the December 7, 2012 meeting of our Board of Directors, the regular quarterly dividend that would have been paid in January 2013 was declared, its amount increased to $0.06 per share and its payment date accelerated to December 28, 2012. During 2013, we paid a regular quarterly dividend of $0.06 per share in the second, third and fourth quarters of 2013. In December 2013, our Board of Directors announced its intention to increase the regular quarterly dividend to $0.08 per share commencing with the dividend to be paid in the first quarter of 2014.
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. During 2013, we repurchased approximately 0.7 million shares of our common stock for approximately $26.1 million. Since the inception of this repurchase program, we have repurchased 2.8 million shares of our common stock for approximately $77.5 million through December 31, 2013, and there remains authorization for us to repurchase approximately $22.5 million of our shares under that authorization. On December 5, 2013, our Board of Directors authorized us to repurchase up to an additional $100.0 million of our outstanding common stock. As a result, $122.5 million was available for repurchase as of December 31, 2013. The repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase program may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
NOTE 13 - SHARE-BASED COMPENSATION PLANS
We have an incentive plan under which stock options, stock awards, stock units and other share-based compensation may be granted to officers, non-employee directors and key employees of the Company. Under the terms of this plan, 3,250,000 shares were authorized and 2,247,362 shares are available for grant or issuance as of December 31, 2013. Any issuances under this plan are valued at the fair market value of the common stock on the grant date. The vesting and expiration of any stock option grants and the vesting schedule of any stock awards or stock units are determined by the Compensation and Personnel Committee of our Board of Directors at the time of the grant. Additionally, we have outstanding stock options and stock units that were issued under other plans, and no further grants may be made under those plans.
The following table summarizes activity regarding our stock options and awards of shares and stock units since December 31, 2010:

Stock Options			Restricted Stock Units
	Shares	Weighted Average Price		Shares	Weighted Average Price
Balance, December 31, 2010	4,416,773	$14.31	Balance, December 31, 2010	365,188	$24.54
Granted	20,096	$29.26	Granted	258,881	$29.92
Expired	—	—	Forfeited	—	—
Exercised	(1,036,328)	$11.32	Vested	(137,219)	$23.31
Balance, December 31, 2011	3,400,541	$15.30	Balance, December 31, 2011	486,850	$27.75
Granted	11,702	$27.39	Granted	340,518	$27.90
Expired	(25,624)	28.13	Forfeited	—	—
Exercised	(1,590,242)	$13.09	Vested	(238,461)	$25.96
Balance, December 31, 2012	1,796,377	$17.15	Balance, December 31, 2012	588,907	$28.56
Granted	—	$—	Granted	192,617	$36.26
Expired	—	$—	Forfeited	(15,298)	29.38
Exercised	(485,680)	$14.55	Vested	(155,423)	$27.77
Balance, December 31, 2013	1,310,697	$18.12	Balance, December 31, 2013	610,803	$31.17

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SHARE-BASED COMPENSATION PLANS - (Continued)

In addition, 12,264 and 6,560 shares were granted to certain non-employee directors as part of their annual retainer during the years ended December 31, 2012 and 2011, respectively. No shares were granted to non-employee directors as part of their annual retainer during the year ended December 31, 2013. The shares awarded to non-employee directors and stock units awarded to employees were pursuant to incentive plans for which $6.9 million, $6.7 million and $5.2 million of compensation expense was recognized for the years ended December 31, 2013, 2012 and 2011, respectively. We have $5.1 million of compensation expense, net of income taxes, which will be recognized over the remaining vesting periods of up to approximately three years related to the stock units awarded to employees and non-employee directors.
All outstanding stock options were fully vested as of December 31, 2012; therefore, no compensation expense was recognized for the year ended December 31, 2013. Compensation expense of $0.1 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively, was recognized due to the vesting of stock option grants. In addition, 66,581 restricted stock units granted to our non-employee directors vested as of December 31, 2013, but issuance has been deferred for up to five years. As a result of stock option exercises, $5.2 million, $8.8 million and $5.6 million of proceeds were received during the years ended December 31, 2013, 2012 and 2011, respectively. The income tax benefit derived in 2013, 2012 and 2011 as a result of such exercises and share-based compensation was $5.2 million, $8.7 million and $6.2 million, respectively, of which $4.6 million, $7.1 million and $3.6 million, respectively, represented excess tax benefits.
The total intrinsic value of options (the amounts by which the stock price exceeded the exercise price of the option on the date of exercise) that was exercised during 2013, 2012 and 2011 was $12.5 million, $25.9 million and $15.1 million, respectively.
At December 31, 2013, 2012 and 2011, 1,310,697 options, 1,796,377 options and 3,400,541 options were exercisable, respectively. The weighted average exercise price of exercisable options at December 31, 2013, 2012 and 2011 was approximately $18.12, $17.15 and $15.30, respectively.
The following table summarizes information about our stock options as of December 31, 2013:

Stock Options Outstanding and Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
$9.67 - $11.02	91,000	0.73 Years	$9.97
$11.27 - $12.49	617,200	1.04 Years	$11.39
$20.42 - $22.53	210,000	3.05 Years	$21.23
$24.48 - $29.26	292,497	4.00 Years	$26.49
$36.03	100,000	1.47 Years	$36.03
The total aggregate intrinsic value of options outstanding and exercisable as of December 31, 2013, 2012 and 2011 were approximately $31.9 million, $31.4 million and $39.1 million, respectively.
The fair value on the date of grant was calculated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the periods indicated:

	For the Years Ended December 31,
	2012	2011
Dividend yield	0.73%	0%
Expected volatility	52.6%	56.1%
Risk-free interest rate	0.5%	1.3%
Expected life of options in years	3.6	3.6
Weighted average grant date fair value	$10.18	$12.23
There were no stock option grants during 2013. Forfeitures of stock options have been historically insignificant to the calculation and are estimated to be zero in all periods presented.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SHARE-BASED COMPENSATION PLANS - (Continued)

We have an employee stock purchase plan. Under the terms of this plan, the maximum number of shares of our common stock that may be purchased is 3,000,000 shares. Generally, our employees and non-union employees of our United States subsidiaries are eligible to participate in this plan. Employees covered by collective bargaining agreements generally are not eligible to participate in this plan.
NOTE 14 - RETIREMENT PLANS
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
The change in benefit obligations and assets of the UK Plan for the years ended December 31, 2013 and 2012 consisted of the following components (in thousands):

	2013	2012
Change in pension benefit obligation
Benefit obligation at beginning of year	$302,306	$265,061
Interest cost	12,326	12,460
Actuarial (gain) loss	(1,903)	21,642
Benefits paid	(9,663)	(9,543)
Foreign currency exchange rate changes	5,811	12,686
Benefit obligation at end of year	308,877	302,306
Change in pension plan assets
Fair value of plan assets at beginning of year	239,650	204,080
Actual return on plan assets	27,969	29,231
Employer contributions	5,906	5,933
Benefits paid	(9,663)	(9,543)
Foreign currency exchange rate changes	5,949	9,949
Fair value of plan assets at end of year	269,811	239,650
Funded status at end of year	$(39,066)	$(62,656)
Amounts not yet reflected in net periodic pension cost and included in Accumulated other comprehensive loss:

	2013	2012
Unrecognized losses	$87,461	$104,556
The underfunded status of the UK Plan of $39.1 million and $62.7 million at December 31, 2013 and 2012, respectively, is included in “Other long-term obligations” in the accompanying Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ended December 31, 2014.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS - (Continued)

The weighted average assumptions used to determine benefit obligations as of December 31, 2013 and 2012 were as follows:

	2013	2012
Discount rate	4.6%	4.3%
The weighted average assumptions used to determine net periodic pension cost for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Discount rate	4.3%	4.7%	5.3%
Annual rate of return on plan assets	6.7%	6.7%	6.7%
For 2013 and 2012, the annual rate of return on plan assets has been determined by modeling possible returns using the actuary's portfolio return calculator. This models the long term expected returns of the various asset classes held in the portfolio and allows for the additional benefits of holding a diversified portfolio. The annual rate of return on plan assets for 2011 was based on the yield of risk-free bonds, plus an estimated equity-risk premium, at each year's measurement date. This annual rate approximates the historical annual return on plan assets and considers the expected asset allocation between equity and debt securities. For measurement purposes of the liability, the annual rates of inflation of covered pension benefits assumed for 2013 and 2012 were 2.3% and 2.0%, respectively.
The components of net periodic pension cost of the UK Plan for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Interest cost	$12,326	$12,460	$13,286
Expected return on plan assets	(14,369)	(13,058)	(13,454)
Amortization of unrecognized loss	2,560	2,433	1,555
Net periodic pension cost	$517	$1,835	$1,387
The reclassification adjustment for the UK Plan from Accumulated other comprehensive loss into net periodic pension cost for the years ended December 31, 2013, 2012 and 2011 was approximately $2.0 million, $1.9 million and $1.2 million, respectively, which was classified as a component of "Cost of sales" and "Selling, general and administrative expenses" on the Consolidated Statements of Operations. The estimated unrecognized loss for the UK Plan that will be amortized from Accumulated other comprehensive loss into net periodic pension cost over the next year is approximately $2.0 million.
UK Plan Assets
The weighted average asset allocations and weighted average target allocations at December 31, 2013 and 2012 were as follows:

Asset Category	Target Asset Allocation	December 31, 2013	December 31, 2012
Equity securities	45.0%	53.4%	63.8%
Debt securities	55.0%	46.4%	35.8%
Cash	—%	0.2%	0.4%
Total	100.0%	100.0%	100.0%
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS - (Continued)

The following tables set forth by level, within the fair value hierarchy discussed in Note 10 - Fair Value Measurements, the assets of the UK Plan at fair value as of December 31, 2013 and 2012 (in thousands):

	Assets at Fair Value as of December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total
Equity and equity like investments	$—	$138,908	$5,196	$144,104
Corporate bonds	—	101,337	—	101,337
Government bonds	—	23,716	—	23,716
Cash	654	—	—	654
Total	$654	$263,961	$5,196	$269,811

	Assets at Fair Value as of December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total
Equity and equity like investments	$—	$147,957	$4,996	$152,953
Corporate bonds	—	62,534	—	62,534
Government bonds	—	23,227	—	23,227
Cash	936	—	—	936
Total	$936	$233,718	$4,996	$239,650
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

(b)
Assets that are not exchange traded but have a unit price that is based on the net asset value of the fund. The unit prices are quoted. The underlying assets within these funds comprise cash or assets that are listed on a regulated market (i.e., the values are based on observable market data) and it is these values that are used to calculate the unit price of the fund.

Level 3-Assets that are not exchange traded but have a unit price that is based on the net asset value of the fund. The unit prices are not quoted and are not available on any market.
The table below sets forth a summary of changes in the fair value of the UK Plan's Level 3 assets for the years ended December 31, 2013 and 2012 (in thousands):

Equity and Equity Like Investments	2013	2012
Start of year balance	$4,996	$4,690
Actual return on plan assets, relating to assets still held at reporting date	99	90
Purchases, sales and settlements, net	—	—
Change due to exchange rate changes	101	216
End of year balance	$5,196	$4,996

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS - (Continued)

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
Cash Flows:
Contributions
Our United Kingdom subsidiary expects to contribute approximately $6.0 million to its UK Plan in 2014.
Estimated Future Benefit Payments
The following estimated benefit payments are expected to be paid in the following years (in thousands):

Pension Benefits
2014	$10,520
2015	10,838
2016	11,166
2017	11,504
2018	11,852
Succeeding five years	64,845
The following table shows certain information for the UK Plan where the accumulated benefit obligation is in excess of plan assets as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Projected benefit obligation	$308,877	$302,306
Accumulated benefit obligation	$308,877	$302,306
Fair value of plan assets	$269,811	$239,650
We also sponsor two U.S. defined benefit plans in which participation by new individuals is frozen. The benefit obligation associated with these plans as of December 31, 2013 and 2012 was approximately $6.6 million and $7.1 million, respectively. The estimated fair value of the plan assets as of December 31, 2013 and 2012 was approximately $4.9 million and $4.5 million, respectively. The plan assets are considered Level 1 assets within the fair value hierarchy and are predominantly invested in cash, equities, and equity and bond funds. The pension liability balances as of December 31, 2013 and 2012 are classified as “Other long-term obligations” on the accompanying Consolidated Balance Sheets. The measurement date for these two plans is December 31 of each year. The major assumptions used in the actuarial valuations to determine benefit obligations as of December 31, 2013 and 2012 included discount rates of 4.50% and 4.30% for the 2013 period and 3.50% and 3.30% for the 2012 period. Also, included was an expected rate of return of 7.00% for the 2013 and 2012 periods, respectively. The reclassification adjustment from Accumulated other comprehensive loss into net periodic pension cost for the years ended December 31, 2013, 2012 and 2011 was approximately $0.3 million, $0.2 million and $0.1 million, respectively, which was classified as a component of "Selling, general and administrative expenses" on the Consolidated Statements of Operations. The estimated loss for these plans that will be amortized from Accumulated other comprehensive loss into net periodic pension cost over the next year is approximately $0.3 million. The future estimated benefit payments expected to be paid from the plans for the next ten years is approximately $0.4 million per year.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS - (Continued)

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
We could also be obligated to make payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce our number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closure of a subsidiary assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) would equal our proportionate share of the MEPPs' unfunded vested benefits. We believe that certain of the MEPPs in which we participate may have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the MEPP's current financial situation, we are unable to determine (a) the amount and timing of any future withdrawal liability, if any, and (b) whether our participation in these MEPPs could have a material adverse impact on our financial position, results of operations or liquidity. We recorded a withdrawal liability of approximately $0.1 million for the year ended December 31, 2013. We did not record any withdrawal liability for the years ended December 31, 2012 and 2011.
The following table lists all domestic MEPPs to which our contributions exceeded $2.0 million in 2013. Additionally, this table also lists all domestic MEPPs to which we contributed in 2013 in excess of $0.5 million for MEPPs in the critical status, “red zone” and $1.0 million in the endangered status, “orange or yellow zones”, as defined by the PPA (in thousands):

Pension Fund	EIN/Pension Plan Number	PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date of CBA
		2013	2012		2013	2012	2011
Plumbers & Pipefitters National Pension Fund	52-6152779 001	Yellow	Yellow	Implemented	$12,509	$10,999	$12,351	No	February 2014 to August 2017
Sheet Metal Workers National Pension Fund	52-6112463 001	Red	Red	Implemented (3)	9,476	9,837	9,665	No	May 2014 to June 2016
National Electrical Benefit Fund	53-0181657 001	Green	Green	N/A	7,986	7,679	8,541	No	February 2014 to August 2017
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390 001	Green	Green	N/A	6,296	6,076	5,392	No	June 2014 to December 2016
Pension, Hospitalization & Benefit Plan of the Electrical Industry- Pension Trust Account	13-6123601 001	Green	Green	N/A	6,189	5,722	5,364	No	May 2014 to May 2016

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS - (Continued)

Pension Fund	EIN/Pension Plan Number	PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date of CBA
		2013	2012		2013	2012	2011
Southern California Pipe Trades Retirement Fund	51-6108443 001	Green	Green	N/A	5,498	3,443	2,903	No	June 2014 to August 2015
National Automatic Sprinkler Industry Pension Fund	52-6054620 001	Red	Red	Implemented (3)	4,226	4,952	5,452	No	April 2014 to June 2016
Plumbers Pipefitters & Mechanical Equipment Service Local Union 392 Pension Plan	31-0655223 001	Red	Red	Implemented	4,128	3,848	3,332	Yes	June 2014
Arizona Pipe Trades Pension Plan	86-6025734 001	Green	Green	N/A	4,108	6,871	2,877	Yes	June 2014
Pipefitters Union Local 537 Pension Fund	51-6030859 001	Green	Green	N/A	3,690	2,747	2,140	Yes	February 2014 to August 2017
Sheet Metal Workers Pension Plan of Northern California	51-6115939 001	Red	Red	Implemented	3,658	3,881	2,604	No	June 2014 to June 2016
Southern California IBEW-NECA Pension Trust Fund	95-6392774 001	Yellow	Yellow	Implemented	3,215	3,266	3,345	No	June 2014 to May 2015
Eighth District Electrical Pension Fund	84-6100393 001	Green	Green	N/A	3,005	3,890	2,159	Yes	February 2014 to July 2016
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919 001	Green	Green	N/A	2,878	3,049	2,244	Yes	January 2015 to May 2015
U.A. Local 393 Pension Trust Fund Defined Benefit	94-6359772 002	Green	Green	N/A	2,811	2,181	1,877	Yes	June 2014 to June 2015
Electrical Contractors Association of the City of Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Pension Plan 2	51-6030753 002	Green	Green	N/A	2,412	2,179	3,019	No	June 2014
Northern California Pipe Trades Pension Plan	94-3190386 001	Green	Green	N/A	2,258	3,582	2,596	Yes	May 2014 to June 2015
San Diego Electrical Pension Trust	95-6101801 001	Green	Green	N/A	2,162	1,846	1,629	Yes	May 2014 to September 2016
Heating, Piping & Refrigeration Pension Fund	52-1058013 001	Yellow	Yellow	Implemented	2,139	2,078	2,143	No	February 2014 to July 2016
Boilermaker-Blacksmith National Pension Trust	48-6168020 001	Yellow	Yellow	Implemented	1,828	2,996	1,635	No	March 2014 to September 2015
U.A. Local 38 Defined Benefit Pension Plan	94-3042549 001	Yellow	Yellow	Implemented	1,522	927	333	No	June 2014 to June 2017
Local No. 697 IBEW and Electrical Industry Pension Fund	51-6133048 001	Yellow	Yellow	Implemented	1,443	1,757	1,557	Yes	May 2014 to August 2014
Sheet Metal Workers Pension Plan of Southern California, Arizona & Nevada	95-6052257 001	Red	Red	Implemented (3)	1,271	1,072	1,396	No	June 2014
Plumbing & Pipe Fitting Local 219 Pension Fund	34-6682376 001	Red	Red	Implemented	1,142	936	863	Yes	May 2014 to May 2015

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS - (Continued)

Pension Fund	EIN/Pension Plan Number	PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date of CBA
		2013	2012		2013	2012	2011
Plumbers & Steamfitters Local 150 Pension Fund	58-6116699 001	Yellow	Yellow	Implemented	1,011	1,036	659	Yes	March 2016
Steamfitters Local Union No. 420 Pension Plan	23-2004424 001	Red	Red	Implemented	831	1,557	1,138	No	April 2014 to May 2014
Plumbers & Pipefitters Local 162 Pension Fund	31-6125999 001	Red	Red	Implemented (3)	770	737	433	Yes	May 2014
U.A. Local 467 Defined Benefit Plan	94-2353807 005	Red	Red	Implemented	538	534	396	No	June 2014 to June 2015
Other Multiemployer Pension Plans					42,271	39,038	41,619		Various
Total Contributions					$141,271	$138,716	$129,662

_________________

(1)	The zone status represents the most recent available information for the respective MEPP, which may be 2012 or earlier for the 2013 year and 2011 or earlier for the 2012 year.

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

(3)	For these respective plans, a funding surcharge was currently in effect for 2013.
The nature and diversity of our business may result in volatility in the amount of our contributions to a particular MEPP for any given period. That is because, in any given market, we could be working on a significant project and/or projects, which could result in an increase in our direct labor force and a corresponding increase in our contributions to the MEPP(s) dictated by the applicable CBA. When that particular project(s) finishes and is not replaced, the number of participants in the MEPP(s) who are employed by us would also decrease, as would our level of contributions to the particular MEPP(s). Additionally, the amount of contributions to a particular MEPP could also be affected by the terms of the CBA, which could require at a particular time, an increase in the contribution rate and/or surcharges. We have also acquired various companies since 2011, some of which participate in MEPPs, and as a result, our contributions have increased. As a result of acquisitions made in 2011, our contributions to various MEPPs increased by $5.4 million for the year ended December 31, 2011. No additional contributions were made to MEPPs for the years ended December 31, 2013 and 2012, as a result of acquisitions made in each respective year since the acquired companies were not parties to any MEPPs.
We also participate in two MEPPs that are located within the United Kingdom for which we have contributed $0.3 million for each of the years ended December 31, 2013, 2012 and 2011. The information that we have obtained relating to these plans is not as readily available and/or as comparable as the information that has been ascertained in the United States. Based upon the most recently available information, one of the plans is 100% funded, and the other plan is less than 65% funded. A recovery plan has been put in place for the plan that is less than 65% funded, which requires higher contribution amounts to be paid by our UK operations.
Additionally, we contribute to certain multiemployer plans that provide post retirement benefits such as health and welfare benefits and/or defined contribution/annuity plans, among others. Our contributions to these plans approximated $93.5 million, $89.9 million and $76.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Acquisitions made in 2011 accounted for an increase in our contributions to these types of plans of $2.5 million for the year ended December 31, 2011. No additional contributions were made to other post retirement benefit plans for the years ended December 31, 2013 and 2012, as a result of acquisitions made in each respective year since the acquired companies were not parties to any of these types of plans. The amount of contributions to these plans is also subject for the most part to the factors discussed above in conjunction with the MEPPs.
Defined Contribution Plans
We have defined contribution retirement and savings plans that cover eligible employees in the United States. Contributions to these plans are based on a percentage of the employee's base compensation. The expenses recognized for the years ended

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS - (Continued)

December 31, 2013, 2012 and 2011 for these plans were $22.6 million, $20.7 million and $12.8 million, respectively. The increase in 2012 compared to 2011 was primarily attributable to an increase in matching contributions for one of these plans. At our discretion, we may make additional supplemental matching contributions to a defined contribution retirement and savings plan. The expenses recognized related to additional supplemental matching for the years ended December 31, 2013, 2012 and 2011 were $4.0 million, $3.6 million and $3.0 million, respectively.
Our United Kingdom subsidiary has defined contribution retirement plans. The expense recognized for the years ended December 31, 2013, 2012 and 2011 was $5.0 million, $5.7 million and $6.0 million, respectively.
NOTE 15 - COMMITMENTS AND CONTINGENCIES
Commitments
We lease land, buildings and equipment under various leases. The leases frequently include renewal options and escalation clauses and require us to pay for utilities, taxes, insurance and maintenance expenses.
Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related subleases with initial or remaining terms of one or more years at December 31, 2013, were as follows (in thousands):

	Capital Leases	Operating Leases	Sublease Income
2014	$1,995	$55,640	$1,265
2015	1,653	45,291	1,124
2016	865	35,228	188
2017	393	23,001	63
2018	40	12,997	—
Thereafter	—	17,442	—
Total minimum lease payments	4,946	$189,599	$2,640
Amounts representing interest	(294)
Present value of net minimum lease payments	$4,652
Rent expense for operating leases and other rental items, including short-term equipment rentals charged to cost of sales for our construction contracts, for the years ended December 31, 2013, 2012 and 2011 was $118.6 million, $115.6 million and $103.3 million, respectively. Rent expense for the years ended December 31, 2013, 2012 and 2011 was reported net of sublease rental income of $1.2 million, $1.0 million and $1.0 million, respectively.
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
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2013, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, had there been

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - COMMITMENTS AND CONTINGENCIES - (Continued)

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
At December 31, 2013, we employed over 27,000 people, approximately 57% of whom are represented by various unions pursuant to more than 375 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.
Restructuring expenses, primarily relating to employee severance obligations and/or the termination of leased facilities, were $11.7 million, $0.1 million and $1.2 million for 2013, 2012 and 2011, respectively. The 2013 restructuring expenses were primarily related to employee severance obligations and the termination of leased facilities in the construction operations of our United Kingdom construction and building services segment. The 2012 restructuring expenses were primarily attributable to employee severance obligations and the termination of leased facilities incurred in our United States building services segment. In 2011, restructuring expenses were primarily related to employee severance obligations at our corporate headquarters. As of December 31, 2013, 2012 and 2011, the balance of our restructuring related obligations yet to be paid was $4.9 million, $0.1 million and $0.2 million, respectively. The majority of obligations outstanding as of December 31, 2012 and 2011 were paid during 2013 and 2012. The majority of obligations outstanding as of December 31, 2013 will be paid during 2014. We expect to incur an additional $1.4 million of expenses in connection with the restructuring of our United Kingdom operations in 2014.
The changes in restructuring activity by reportable segments during the years ended December 31, 2013 and December 31, 2012 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	United Kingdom construction and building services segment	Total
Balance at December 31, 2011	$76	$—	$140	$—	$216
Charges	—	—	145	—	145
Payments	—	—	(285)	—	(285)
Non-cash items	(23)	—	—	—	(23)
Balance at December 31, 2012	53	—	—	—	53
Charges	—	479	168	11,056	11,703
Payments	—	(302)	(160)	(6,174)	(6,636)
Non-cash items	(23)	(13)	(8)	(197)	(241)
Balance at December 31, 2013	$30	$164	$—	$4,685	$4,879
A summary of restructuring expenses by reportable segments recognized for the year ended December 31, 2013 was as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	United Kingdom construction and building services segment	Total
Severance	$—	$370	$160	$8,794	$9,324
Leased facilities	—	109	8	2,262	2,379
Total charges	$—	$479	$168	$11,056	$11,703

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - COMMITMENTS AND CONTINGENCIES - (Continued)

Government Contracts
As a government contractor, we are subject to U.S. government audits and investigations relating to our operations, fines, penalties and compensatory and treble damages, and possible suspension or debarment from doing business with the government. Based on currently available information, we believe the outcome of ongoing government disputes and investigations will not have a material impact on our financial position, results of operations or liquidity.
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
One of our subsidiaries, USM, Inc. ("USM"), doing business in California provides, among other things, janitorial services to its customers by having those services performed by independent janitorial companies. USM and one of its customers, which owns retail stores (the “Customer”), are co-defendants in a federal class action lawsuit brought by employees of two of USM’s California local janitorial contractors. The action was commenced on September 5, 2013 in a Superior Court of California and was removed by USM on November 22, 2013 to the United States District Court for the Northern District of California. The employees allege in their complaint, among other things, that USM and the Customer violated a California statute that prohibits USM from entering into a contract with a janitorial contractor when it knows or should know that the contract does not include funds sufficient to allow the janitorial contractor to comply with all local, state and federal laws or regulations governing the labor or services to be provided. The employees have asserted that the amounts USM pays to its janitorial contractors are insufficient to allow those janitorial contractors to meet their obligations regarding, among other things, wages due for all hours their employees worked, minimum wages, overtime pay and meal and rest breaks. These employees seek to represent not only themselves, but also all other individuals who provided janitorial services at the Customer’s stores in California during the relevant four year time period. We do not believe USM or the Customer has violated the California statute or that the employees may bring the action as a class action on behalf of other employees of janitorial companies with whom USM contracted for the provision of janitorial services to the Customer. However, if the pending lawsuit is certified as a class action and USM is found to have violated the California statute, USM might have to pay significant damages and might be subject to similar lawsuits regarding the provision of janitorial services to its other customers in California. The plaintiffs seek a declaratory judgment that USM has violated the California statute, monetary damages, including all unpaid wages and thereon, restitution for unpaid wages, and an award of attorney fees and costs.
We are involved in several other proceedings in which damages and claims have been asserted against us. Other potential claims may exist that have not yet been asserted against us. We believe that we have a number of valid defenses to such proceedings and claims and intend to vigorously defend ourselves. We do not believe that any such matters will have a material adverse effect on our financial position, results of operations or liquidity. Litigation is subject to many uncertainties and the outcome of litigation is not predictable with assurance. It is possible that some litigation matters for which reserves have not been established could be decided unfavorably to us, and that any such unfavorable decisions could have a material adverse effect on our financial position, results of operations or liquidity.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - ADDITIONAL CASH FLOW INFORMATION
The following presents information about cash paid for interest, income taxes and other non-cash financing activities for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Cash paid during the year for:
Interest	$10,568	$5,633	$9,450
Income taxes	$104,324	$62,824	$72,572
Non-cash financing activities:
Assets acquired under capital lease obligations	$414	$1,590	$2,744
NOTE 17 - SEGMENT INFORMATION
We have the following reportable segments: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment and central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom construction and building services. The segment “United States building services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities. The segment "United States industrial services" principally consists of those operations which provide industrial maintenance and services, mainly for refineries and petrochemical plants. The United Kingdom construction and building services segment performs electrical construction, mechanical construction and building services. In August 2011, we sold our Canadian subsidiary, which represented our Canada construction segment and which performed electrical construction and mechanical construction.
The following tables present information about industry segments and geographic areas for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,345,750	$1,211,692	$1,155,079
United States mechanical construction and facilities services	2,329,834	2,386,498	2,009,073
United States building services	1,794,978	1,807,917	1,602,964
United States industrial services	519,413	401,793	317,377
Total United States operations	5,989,975	5,807,900	5,084,493
Canada construction	—	—	—
United Kingdom construction and building services	427,183	538,779	528,966
Total worldwide operations	$6,417,158	$6,346,679	$5,613,459

Total revenues:
United States electrical construction and facilities services	$1,371,979	$1,233,468	$1,161,716
United States mechanical construction and facilities services	2,387,072	2,414,296	2,017,056
United States building services	1,839,129	1,837,995	1,629,317
United States industrial services	522,417	405,002	318,966
Less intersegment revenues	(130,622)	(82,861)	(42,562)
Total United States operations	5,989,975	5,807,900	5,084,493
Canada construction	—	—	—
United Kingdom construction and building services	427,183	538,779	528,966
Total worldwide operations	$6,417,158	$6,346,679	$5,613,459

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SEGMENT INFORMATION - (Continued)

	2013	2012	2011
Operating income (loss):
United States electrical construction and facilities services	$98,114	$100,736	$84,601
United States mechanical construction and facilities services	93,765	125,261	118,529
United States building services	67,225	43,290	47,087
United States industrial services	38,763	37,241	19,510
Total United States operations	297,867	306,528	269,727
Canada construction	—	—	—
United Kingdom construction and building services	(5,981)	7,052	9,225
Corporate administration	(69,891)	(63,468)	(63,124)
Restructuring expenses	(11,703)	(145)	(1,240)
Impairment loss on identifiable intangible assets	—	—	(3,795)
Total worldwide operations	210,292	249,967	210,793
Other corporate items:
Interest expense	(8,769)	(7,275)	(11,261)
Interest income	1,128	1,556	1,820
Income from continuing operations before income taxes	$202,651	$244,248	$201,352

Capital expenditures:
United States electrical construction and facilities services	$6,164	$3,273	$2,637
United States mechanical construction and facilities services	8,866	8,119	6,765
United States building services	7,579	11,086	9,616
United States industrial services	10,281	11,124	6,499
Total United States operations	32,890	33,602	25,517
Canada construction	—	—	100
United Kingdom construction and building services	1,536	3,604	3,291
Corporate administration	1,071	669	673
Total worldwide operations	$35,497	$37,875	$29,581

Depreciation and amortization of Property, plant and equipment:
United States electrical construction and facilities services	$3,640	$3,926	$4,088
United States mechanical construction and facilities services	7,280	6,768	4,904
United States building services	11,288	10,584	10,193
United States industrial services	8,781	6,560	5,685
Total United States operations	30,989	27,838	24,870
Canada construction	—	—	336
United Kingdom construction and building services	4,477	2,594	1,529
Corporate administration	844	772	691
Total worldwide operations	$36,310	$31,204	$27,426

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SEGMENT INFORMATION - (Continued)

	2013	2012	2011
Costs and estimated earnings in excess of billings on uncompleted contracts:
United States electrical construction and facilities services	$28,988	$28,207	$35,845
United States mechanical construction and facilities services	38,804	34,084	41,964
United States building services	14,957	15,528	22,574
United States industrial services	5	—	—
Total United States operations	82,754	77,819	100,383
Canada construction	—	—	—
United Kingdom construction and building services	7,973	15,242	14,453
Total worldwide operations	$90,727	$93,061	$114,836

Billings in excess of costs and estimated earnings on uncompleted contracts:
United States electrical construction and facilities services	$118,458	$89,889	$130,738
United States mechanical construction and facilities services	205,974	219,876	247,454
United States building services	30,827	36,319	28,045
United States industrial services	805	—	—
Total United States operations	356,064	346,084	406,237
Canada construction	—	—	—
United Kingdom construction and building services	25,231	37,443	35,458
Total worldwide operations	$381,295	$383,527	$441,695

Long-lived assets:
United States electrical construction and facilities services	$16,512	$14,146	$14,961
United States mechanical construction and facilities services	293,790	269,990	261,357
United States building services	406,498	449,641	469,009
United States industrial services	772,209	280,170	283,403
Total United States operations	1,489,009	1,013,947	1,028,730
Canada construction	—	—	—
United Kingdom construction and building services	8,831	11,502	8,609
Corporate administration	1,896	1,519	1,502
Total worldwide operations	$1,499,736	$1,026,968	$1,038,841

Total assets:
United States electrical construction and facilities services	$329,742	$283,997	$277,278
United States mechanical construction and facilities services	795,256	785,286	778,330
United States building services	756,785	800,081	816,695
United States industrial services	940,916	400,207	369,594
Total United States operations	2,822,699	2,269,571	2,241,897
Canada construction	—	—	—
United Kingdom construction and building services	160,828	214,455	227,029
Corporate administration	482,388	623,044	545,128
Total worldwide operations	$3,465,915	$3,107,070	$3,014,054

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - SELECTED UNAUDITED QUARTERLY INFORMATION
(In thousands, except per share data)
Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

	March 31	June 30	Sept. 30	Dec. 31
2013 Quarterly Results
Revenues	$1,568,401	$1,556,753	$1,629,067	$1,662,937
Gross profit	191,138	181,535	206,310	234,075
Net income attributable to EMCOR Group, Inc.	$30,167	$21,014	$26,690	$45,921
Basic EPS from continuing operations	$0.45	$0.31	$0.40	$0.69
Diluted EPS from continuing operations	$0.44	$0.31	$0.39	$0.68

	March 31	June 30	Sept. 30	Dec. 31
2012 Quarterly Results
Revenues	$1,538,521	$1,590,035	$1,606,242	$1,611,881
Gross profit	180,693	193,964	203,248	228,449
Net income attributable to EMCOR Group, Inc.	$27,145	$33,448	$39,581	$46,410
Basic EPS from continuing operations	$0.41	$0.50	$0.59	$0.69
Diluted EPS from continuing operations	$0.40	$0.49	$0.59	$0.68

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of EMCOR Group, Inc.:
We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

Stamford, Connecticut	/s/ ERNST & YOUNG LLP
February 25, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of EMCOR Group, Inc.:
We have audited EMCOR Group, Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of RepconStrickland, Inc. ("RSI"), which is included in the 2013 consolidated financial statements of the Company and constituted $560.0 million, or 16.2%, of the Company's total assets as of December 31, 2013 and $123.6 million, or 1.9%, of the Company's revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of RSI.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2013 of the Company and our report dated February 25, 2014 expressed an unqualified opinion thereon.

Stamford, Connecticut	/s/ ERNST & YOUNG LLP
February 25, 2014

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
In July 2013, EMCOR acquired RepconStrickland, Inc. ("RSI"). Since EMCOR has not yet fully incorporated the internal controls and procedures of RSI into EMCOR's internal control over financial reporting as of December 31, 2013, management excluded this business from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. RSI accounted for $560.0 million, or 16.2%, of EMCOR's total assets as of December 31, 2013 and $123.6 million of revenues, or 1.9%, of EMCOR's total revenues for the year then ended.
As of December 31, 2013, our management conducted an evaluation of the effectiveness of our internal control over financial reporting, with the exception of the previously mentioned RSI acquisition, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has determined that EMCOR's internal control over financial reporting is effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in this Annual Report on Form 10-K, which such report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013.
Changes in Internal Control over Financial Reporting
In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, aside from the previously mentioned acquisition of RSI. As part of its ongoing integration activities, EMCOR is continuing to incorporate its controls and procedures into RSI.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 with respect to directors is incorporated herein by reference to the Section of our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders entitled “Election of Directors”, which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates (the “Proxy Statement”). The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance”. The information required by this Item 10 concerning the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated by reference to the section of the Proxy Statement entitled “Meetings and Committees of the Board of Directors” and “Corporate Governance”. Information regarding our executive officers is contained in Part I of this Form 10-K following Item 4 under the heading “Executive Officers of the Registrant”. We have adopted a Code of Ethics that applies to our Chief Executive Officer and our Senior Financial Officers, a copy of which is an Exhibit hereto.
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

Financial Statements:

Consolidated Balance Sheets - December 31, 2013 and 2012

Consolidated Statements of Operations - Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements Comprehensive Income - Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows - Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Equity - Years Ended December 31, 2013, 2012 and 2011

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
Date: February 25, 2014

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2014.

/S/ ANTHONY J. GUZZI	President, Chief Executive Officer and Director
Anthony J. Guzzi	(Principal Executive Officer)

/S/ MARK A. POMPA	Executive Vice President and Chief Financial Officer
Mark A. Pompa	(Principal Financial and Accounting Officer)

/S/ STEPHEN W. BERSHAD	Chairman of the Board of Directors
Stephen W. Bershad

/S/ DAVID A. B. BROWN	Director
David A. B. Brown

/S/ LARRY J. BUMP	Director
Larry J. Bump

/S/ ALBERT FRIED, JR.	Director
Albert Fried, Jr.

/S/ RICHARD F. HAMM, JR.	Director
Richard F. Hamm, Jr.

/S/ DAVID H. LAIDLEY	Director
David H. Laidley

/S/ FRANK T. MACINNIS	Director
Frank T. MacInnis

/S/ JERRY E. RYAN	Director
Jerry E. Ryan

/S/ MICHAEL T. YONKER	Director
Michael T. Yonker

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Costs and Expenses	Additions Charged to Other (1)	Deductions (2)	Balance at End of Year
Allowance for doubtful accounts
Year Ended December 31, 2013	$11,472	3,533	12	(3,127)	$11,890
Year Ended December 31, 2012	$16,685	1,163	337	(6,713)	$11,472
Year Ended December 31, 2011	$17,287	2,238	743	(3,583)	$16,685
_________________

(1)	Amount principally relates to business acquisitions and divestitures, and the effect of exchange rate changes.

(2)	Deductions primarily represent uncollectible balances of accounts receivable written off, net of recoveries.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

2(a-1)	Purchase Agreement dated as of February 11, 2002 by and among Comfort Systems USA, Inc. and EMCOR-CSI Holding Co.	Exhibit 2.1 to EMCOR Group, Inc.’s (“EMCOR”) Report on Form 8-K dated February 14, 2002
2(a-2)	Purchase and Sale Agreement dated as of August 20, 2007 between FR X Ohmstede Holdings LLC and EMCOR Group, Inc.	Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report August 20, 2007)
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
Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report June 17, 2013)
3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10- K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(b)	Amended and Restated By-Laws (the "By-Laws")	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1998 (“1998 Form 10-K”)
3(c)	Amendments to Article I, Sections 6(c) and 6(j) of the By-Laws	Exhibit 3.1 to EMCOR's Report on Form 8-K (Date of Report December 5, 2013)
4(a)
Fourth Amended and Restated Credit Agreement dated as of November 25, 2013 by and among EMCOR Group, Inc. and a subsidiary and Bank of Montreal, as Agent, and the lenders listed on the signature pages thereof (the “Credit Agreement”)
Filed herewith
4(b)	Fourth Amended and Restated Security Agreement dated as of November 25, 2013 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Filed herewith
4(c)	Fourth Amended and Restated Pledge Agreement dated as of November 25, 2013 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Filed herewith
4(d)	Third Amended and Restated Guaranty Agreement dated as of November 25, 2013 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Filed herewith

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(h-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(i-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(i-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(i-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(i-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(j-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(j-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(j-3)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(k)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(l-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005
10(l-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(l-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(l-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 ("March 2012 Form 10-Q")
10(l-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10(l-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(m-1)	2003 Non-Employee Directors’ Stock Option Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held on June 12, 2003 (“2003 Proxy Statement”)
10(m-2)	First Amendment to 2003 Non-Employee Directors’ Plan	Exhibit 10(u-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)
10(n-1)	2003 Management Stock Incentive Plan	Exhibit B to EMCOR’s 2003 Proxy Statement
10(n-2)	Amendments to 2003 Management Stock Incentive Plan	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”)
10(n-3)	Second Amendment to 2003 Management Stock Incentive Plan	Exhibit 10(v-3) to 2006 Form 10-K
10(o)	Form of Stock Option Agreement evidencing grant of stock options under the 2003 Management Stock Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report January 3, 2005)
10(p)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(q)	Consents on December 15, 2009 to Transfer Stock Options by Non-Employee Directors	Exhibit 10(z) to 2009 Form 10-K
10(r)	Option Agreement dated October 25, 2004 between Guzzi and EMCOR	Exhibit A to Guzzi Letter
10(s-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007
10(s-2)	Option Agreement dated December 13, 2007 under 2007 Incentive Plan between Jerry E. Ryan and EMCOR	Exhibit 10(h)(h-2) to 2007 Form 10-K
10(s-3)	Option Agreement dated December 15, 2008 under 2007 Incentive Plan between David Laidley and EMCOR	Exhibit 10.1 to Form 8-K (Date of Report December 15, 2008)
10(s-4)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K
10(t-1)	2010 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held on June 11, 2010
10(t-2)	Amendment No. 1 to 2010 Incentive Plan	Exhibit 10(f)(f-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(t-3)	Amendment No. 2 to 2010 Incentive Plan	Exhibit 10(t-3) to 2012 Form 10-K
10(t-4)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(t-5)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K
10(u)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(v)
Form of Restricted Stock Award Agreement dated January 3, 2012 between EMCOR and each of Larry J. Bump, Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Frank T. MacInnis, Jerry E. Ryan and Michael T. Yonker
Exhibit 10(m)(m) to 2011 Form 10-K
10(w-1)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(w-2)
Form of Amended and Restated Restricted Stock Award Agreement dated December 14, 2011 amending and restating restricted stock award agreement dated June 1, 2011 under Director Award Program with each of Stephen W. Bershad, David A.B. Brown, Larry J. Bump, Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker
Exhibit 10(o)(o) to 2011 Form 10-K
10(x)	Restricted Stock Unit Agreement dated May 9, 2011 between EMCOR and Anthony J. Guzzi	Exhibit 10(o)(o) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10(y)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(z)	Form of Restricted Stock Unit Agreement dated March , 2012 between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(o)(o) to the March 31, 2012 Form 10-Q
10(a)(a)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(b)(b)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 ("June 2012 Form 10-Q")
10(c)(c)	Director Award Program, as Amended and Restated December 6, 2012	Exhibit 10(d)(d) to 2012 Form 10-K
10(d)(d)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(e)(e)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Filed herewith
10(f)(f)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(g)(g)	Restricted Stock Unit Award Agreement dated October 23, 2013 between EMCOR and Stephen W. Bershad	Filed herewith
11	Computation of Basic EPS and Diluted EPS for the years ended December 31, 2013 and 2012	Note 5 of the Notes to the Consolidated Financial Statements
14	Code of Ethics of EMCOR for Chief Executive Officer and Senior Financial Officers	Exhibit 14 to 2003 Form 10-K
21	List of Significant Subsidiaries	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Filed herewith
101
The following materials from EMCOR Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.
Filed

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Registrant hereby undertakes to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Registrant's subsidiaries.