Form 10-Q
period 2014-03-31
EMCOR GROUP INC
filed 2014-04-29
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Number of shares of Common Stock outstanding as of the close of business on April 24, 2014: 67,281,608 shares.

EMCOR Group, Inc.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$406,668	$439,813
Accounts receivable, net	1,251,473	1,268,226
Costs and estimated earnings in excess of billings on uncompleted contracts	105,008	90,727
Inventories	50,332	52,123
Prepaid expenses and other	67,699	79,216
Total current assets	1,881,180	1,930,105
Investments, notes and other long-term receivables	6,567	6,799
Property, plant and equipment, net	122,456	123,414
Goodwill	834,102	834,825
Identifiable intangible assets, net	531,994	541,497
Other assets	31,217	29,275
Total assets	$3,407,516	$3,465,915
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit facility	$—	$—
Current maturities of long-term debt and capital lease obligations	19,227	19,332
Accounts payable	426,799	487,738
Billings in excess of costs and estimated earnings on uncompleted contracts	371,877	381,295
Accrued payroll and benefits	199,887	237,779
Other accrued expenses and liabilities	184,624	172,599
Total current liabilities	1,202,414	1,298,743
Borrowings under revolving credit facility	—	—
Long-term debt and capital lease obligations	330,639	335,331
Other long-term obligations	347,949	352,215
Total liabilities	1,881,002	1,986,289
Equity:
EMCOR Group, Inc. stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 68,006,975 and 67,627,359 shares issued, respectively	680	676
Capital surplus	418,645	408,083
Accumulated other comprehensive loss	(65,332)	(65,777)
Retained earnings	1,169,781	1,133,873
Treasury stock, at cost 659,841 and 730,841 shares, respectively	(10,302)	(10,590)
Total EMCOR Group, Inc. stockholders’ equity	1,513,472	1,466,265
Noncontrolling interests	13,042	13,361
Total equity	1,526,514	1,479,626
Total liabilities and equity	$3,407,516	$3,465,915
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended March 31,
	2014	2013
Revenues	$1,599,385	$1,568,401
Cost of sales	1,384,174	1,377,263
Gross profit	215,211	191,138
Selling, general and administrative expenses	144,928	138,510
Restructuring expenses	909	1,363
Operating income	69,374	51,265
Interest expense	(2,248)	(1,862)
Interest income	234	357
Income before income taxes	67,360	49,760
Income tax provision	25,518	19,042
Net income including noncontrolling interests	41,842	30,718
Less: Net income attributable to noncontrolling interests	(581)	(551)
Net income attributable to EMCOR Group, Inc.	$41,261	$30,167
Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.61	$0.45
Diluted earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.61	$0.44

Dividends declared per common share	$0.08	$—
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended March 31,
	2014	2013
Net income including noncontrolling interests	$41,842	$30,718
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2	(74)
Post retirement plans, amortization of actuarial loss included in net income (1)	443	554
Other comprehensive income	445	480
Comprehensive income	42,287	31,198
Less: Comprehensive income attributable to noncontrolling interests	(581)	(551)
Comprehensive income attributable to EMCOR Group, Inc.	$41,706	$30,647
_________

(1)	Net of tax of $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows - operating activities:
Net income including noncontrolling interests	$41,842	$30,718
Depreciation and amortization	8,867	8,155
Amortization of identifiable intangible assets	9,504	6,336
Deferred income taxes	4,513	3,487
Loss on sale of subsidiary	596	—
Excess tax benefits from share-based compensation	(4,869)	(418)
Equity loss (income) from unconsolidated entities	460	(59)
Other non-cash items	1,038	1,779
Distributions from unconsolidated entities	72	600
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(86,339)	(145,700)
Net cash used in operating activities	(24,316)	(95,102)
Cash flows - investing activities:
Proceeds from sale of subsidiary	1,121	—
Proceeds from sale of property, plant and equipment	931	549
Purchase of property, plant and equipment	(8,073)	(7,005)
Investments in and advances to unconsolidated entities and joint ventures	(300)	—
Net cash used in investing activities	(6,321)	(6,456)
Cash flows - financing activities:
Repayments of long-term debt	(4,377)	(2)
Repayments of capital lease obligations	(491)	(390)
Dividends paid to stockholders	(5,353)	—
Proceeds from exercise of stock options	3,974	1,714
Payments to satisfy minimum tax withholding	(1,481)	(927)
Issuance of common stock under employee stock purchase plan	866	671
Payments for contingent consideration arrangements	—	(537)
Distributions to noncontrolling interests	(900)	(1,050)
Excess tax benefits from share-based compensation	4,869	418
Net cash used in financing activities	(2,893)	(103)
Effect of exchange rate changes on cash and cash equivalents	385	(4,540)
Decrease in cash and cash equivalents	(33,145)	(106,201)
Cash and cash equivalents at beginning of year	439,813	605,303
Cash and cash equivalents at end of period	$406,668	$499,102
Supplemental cash flow information:
Cash paid for:
Interest	$1,527	$1,344
Income taxes	$2,295	$28,311
Non-cash financing activities:
Assets acquired under capital lease obligations	$50	$169
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, January 1, 2013	$1,357,179	$680	$416,104	$(81,040)	$1,022,239	$(11,903)	$11,099
Net income including noncontrolling interests	30,718	—	—	—	30,167	—	551
Other comprehensive income	480	—	—	480	—	—	—
Common stock issued under share-based compensation plans (2)	1,222	2	1,179	—	—	41	—
Common stock issued under employee stock purchase plan	671	—	671	—	—	—	—
Distributions to noncontrolling interests	(1,050)	—	—	—	—	—	(1,050)
Share-based compensation expense	2,265	—	2,265	—	—	—	—
Balance, March 31, 2013	$1,391,485	$682	$420,219	$(80,560)	$1,052,406	$(11,862)	$10,600
Balance, January 1, 2014	$1,479,626	$676	$408,083	$(65,777)	$1,133,873	$(10,590)	$13,361
Net income including noncontrolling interests	41,842	—	—	—	41,261	—	581
Other comprehensive income	445	—	—	445	—	—	—
Common stock issued under share-based compensation plans (2)	7,390	4	7,098	—	—	288	—
Common stock issued under employee stock purchase plan	866	—	866	—	—	—	—
Common stock dividends	(5,353)	—	—	—	(5,353)	—	—
Distributions to noncontrolling interests	(900)	—	—	—	—	—	(900)
Share-based compensation expense	2,598	—	2,598	—	—	—	—
Balance, March 31, 2014	$1,526,514	$680	$418,645	$(65,332)	$1,169,781	$(10,302)	$13,042

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

(2)	Includes the tax benefit associated with share-based compensation of $4.9 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 1 Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. References to the “Company,” “EMCOR,” “we,” “us,” “our” and similar words refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise. Readers of this report should refer to the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.
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
Our reportable segments have been restated in all periods presented to reflect the changes in our segments referred to above. In addition, the segment formally named the United Kingdom construction and facilities services segment has been renamed the United Kingdom construction and building services segment.
NOTE 2 Acquisitions of Businesses
On July 29, 2013, we completed the acquisition of RSI. This acquisition expands and strengthens our service offerings to new and existing customers and enhances our position within the industrial services and energy market sectors. Under the terms of the transaction, we acquired 100% of RSI's stock for total consideration of $463.6 million. The acquisition was funded with cash on hand and $250.0 million from borrowings under our revolving credit facility. This acquisition was accounted for using the acquisition method of accounting. We acquired working capital of $35.5 million and other net liabilities of $67.1 million, and have preliminarily ascribed $267.8 million to goodwill and $227.4 million to identifiable intangible assets in connection with the acquisition of RSI, which has been included in our United States industrial services segment. We expect that $49.0 million of acquired goodwill will be deductible for tax purposes. We have completed the final allocation of the purchase price related to the RSI acquisition, except for certain tax and contingency matters.
On December 2, 2013 and May 31, 2013, we acquired two companies, each for an immaterial amount. These companies primarily provide mechanical construction services and have been included in our United States mechanical construction and facilities services segment. The purchase price accounting for the acquisition of these businesses was finalized with an insignificant impact during 2013. The acquisition of these businesses was accounted for by the acquisition method, and the prices paid for them have been allocated to their respective assets and liabilities, based upon the estimated fair values of their respective assets and liabilities at the date of their respective acquisitions. We believe these businesses further expand our service capabilities into new geographical and/or technical areas.
During the three months ended March 31, 2014 and 2013, respectively, we recorded a net reversal of zero and $0.5 million of liabilities resulting in non-cash income attributable to contingent consideration arrangements relating to prior acquisitions.
NOTE 3 Disposition of Assets

In January 2014, we sold a subsidiary reported in our United States building services segment. Proceeds from the sale totaled approximately $1.1 million. Included in net income for the three months ended March 31, 2014 was a loss of $0.6 million from this sale, which is classified as a component of "Selling, general and administrative expenses" in the Condensed Consolidated Statements of Operations.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three months ended March 31, 2014 and 2013 (in thousands, except share and per share data):

	For the three months ended March 31,
	2014	2013
Numerator:
Net income attributable to EMCOR Group, Inc. common stockholders	$41,261	$30,167
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	67,188,577	67,110,334
Effect of dilutive securities—Share-based awards	812,628	988,787
Shares used to compute diluted earnings per common share	68,001,205	68,099,121
Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.61	$0.45
Diluted earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.61	$0.44
There were no anti-dilutive stock options for the three months ended March 31, 2014 and 2013, respectively.
NOTE 5 Inventories
Inventories in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	March 31, 2014	December 31, 2013
Raw materials and construction materials	$32,420	$32,795
Work in process	17,912	19,328
	$50,332	$52,123

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 Debt
Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	March 31, 2014	December 31, 2013
Term Loan	$345,625	$350,000
Capitalized lease obligations	4,233	4,652
Other	8	11
	349,866	354,663
Less: current maturities	19,227	19,332
	$330,639	$335,331
Credit Facilities
Until November 25, 2013, we had a revolving credit agreement (the "2011 Credit Agreement") as amended, which provided for a revolving credit facility of $750.0 million. The 2011 Credit Agreement was effective November 21, 2011. Effective November 25, 2013, we amended and restated the 2011 Credit Agreement to provide for a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan") (collectively referred to as the "2013 Credit Agreement") expiring November 25, 2018. The proceeds of the Term Loan were used to repay amounts drawn under the 2011 Credit Agreement. We may increase the 2013 Revolving Credit Facility to $1.05 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of available borrowings under the 2013 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. The 2013 Revolving Credit Facility and the Term Loan are both guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2013 Revolving Credit Facility and the Term Loan contain various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2013 Revolving Credit Facility, which ranges from 0.20% to 0.30%, based on certain financial tests. The fee is 0.20% of the unused amount as of March 31, 2014. Borrowings under the 2013 Revolving Credit Facility and the Term Loan bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2014) plus 0.25% to 0.75%, based on certain financial tests or (2) United States dollar LIBOR (0.15% at March 31, 2014) plus 1.25% to 1.75%, based on certain financial tests. The interest rate in effect at March 31, 2014 was 1.40%. Letter of credit fees issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized approximately $3.0 million of debt issuance costs associated with the 2013 Credit Agreement. This amount is being amortized over the life of the agreement and is included as part of interest expense. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, commencing with the calendar quarter ending March 31, 2014, in the amount of $4.4 million, with a payment of all unpaid principal and interest due on November 25, 2018. As of March 31, 2014, the balance on the Term Loan was $345.6 million. As of March 31, 2014 and December 31, 2013, we had approximately $87.9 million and $83.3 million of letters of credit outstanding, respectively. There were no borrowings outstanding under the 2013 Revolving Credit Facility as of March 31, 2014.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	Assets at Fair Value as of March 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$406,668	—	—	$406,668
Restricted cash (2)	6,988	—	—	6,988
Total	$413,656	—	—	$413,656

	Assets at Fair Value as of December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$439,813	—	—	$439,813
Restricted cash (2)	6,934	—	—	6,934
Total	$446,747	—	—	$446,747
 _________

(1)
Cash and cash equivalents include money market funds with original maturity dates of three months or less, which are Level 1 assets. At March 31, 2014 and December 31, 2013, we had $147.9 million and $147.7 million, respectively, in money market funds.

(2)	Restricted cash is classified as “Prepaid expenses and other” in our Condensed Consolidated Balance Sheets.
We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. The carrying value of our 2013 Credit Agreement approximates the fair value due to the variable rate on such debt.

NOTE 8 Income Taxes
For the three months ended March 31, 2014 and 2013, our income tax provision was $25.5 million and $19.0 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 38.1% and 38.5%, respectively. The actual income tax rates on income before income taxes, less amounts attributable to noncontrolling interests, for the three months ended March 31, 2014 and 2013, inclusive of discrete items, were 38.2% and 38.7%, respectively. The increase in the 2014 income tax provision was primarily due to increased income before income taxes.
As of March 31, 2014 and December 31, 2013, the amount of unrecognized income tax benefits was $2.4 million and $3.1 million (of which $0.9 million and $1.7 million, if recognized, would favorably affect our effective income tax rate, respectively.)

We report interest expense related to unrecognized income tax benefits in the income tax provision. As of March 31, 2014 and December 31, 2013, we had approximately $0.2 million of accrued interest related to unrecognized income tax benefits included as a liability in the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2014 and 2013, less than $0.1 million and $0.2 million of interest expense was recognized, respectively.
It is possible that approximately $0.1 million of unrecognized income tax benefits at March 31, 2014, primarily relating to uncertain tax positions attributable to compensation related accruals, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 Income Taxes - (Continued)

We file income tax returns with the Internal Revenue Service and various state, local and foreign tax agencies. The Company is currently under examination by various taxing authorities for the years 2008 through 2011. The Internal Revenue Service has finalized its audit of our federal income tax returns for the years 2010 through 2011. We agreed to and paid an assessment, for an immaterial amount, proposed by the Internal Revenue Service pursuant to such audit.
NOTE 9 Common Stock
As of March 31, 2014 and December 31, 2013, 67,347,134 and 66,896,518 shares of our common stock were outstanding, respectively.
During the three months ended March 31, 2014 and 2013, 379,616 and 139,799 shares of common stock, respectively, were issued primarily upon: (a) the exercise of stock options, (b) the satisfaction of required conditions under certain of our share-based compensation plans and (c) the purchase of common stock pursuant to our employee stock purchase plan.
On September 26, 2011, our Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. Since the inception of the repurchase program through March 31, 2014, we have repurchased 2.8 million shares of our common stock for approximately $77.5 million, and there remains authorization for us to repurchase approximately $22.5 million of our shares under that authorization. On December 5, 2013, our Board of Directors authorized us to repurchase up to an additional $100.0 million of our outstanding common stock. As a result, $122.5 million was available for repurchase as of March 31, 2014. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase programs may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
NOTE 10 Retirement Plans
Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under this plan.
Components of Net Periodic Pension Cost
The components of net periodic pension cost of the UK Plan for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	For the three months ended March 31,
	2014	2013
Interest cost	$3,498	$3,070
Expected return on plan assets	(4,211)	(3,579)
Amortization of unrecognized loss	506	638
Net periodic pension (income) expense	$(207)	$129
Employer Contributions
For the three months ended March 31, 2014, our United Kingdom subsidiary contributed approximately $1.4 million to its defined benefit pension plan. It anticipates contributing an additional $4.6 million during the remainder of 2014.
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

NOTE 11 Commitments and Contingencies - (Continued)

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
Restructuring expenses
Restructuring expenses were $0.9 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively, which primarily related to employee severance obligations and/or the termination of leased facilities. Restructuring expenses for the three months ended March 31, 2014 included $0.7 million of employee severance obligations and $0.2 million relating to the termination of leased facilities. Restructuring expenses for the three months ended March 31, 2013 of $1.4 million all related to employee severance obligations. The majority of these restructuring expenses were as a result of our decision last year to withdraw from the construction market in the United Kingdom. This decision was based on recurring losses over the last several years in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future. As of March 31, 2014, the balance of these restructuring obligations yet to be paid was $3.9 million, the majority of which is expected to be paid in 2014. We expect to incur an additional $0.8 million of expenses in connection with restructuring through 2014.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11 Commitments and Contingencies - (Continued)

The changes in restructuring activity by reportable segments during the three months ended March 31, 2014 and March 31, 2013 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	United Kingdom construction and building services segment	Corporate administration	Total
Balance at December 31, 2012	$53	$—	$—	$—	$—	$53
Charges	—	—	38	1,325	—	1,363
Payments	—	—	(38)	—	—	(38)
Non-cash items	(6)	—	—	—	—	(6)
Balance at March 31, 2013	$47	$—	$—	$1,325	$—	$1,372
Balance at December 31, 2013	$30	$164	$—	$4,685	$—	$4,879
Charges	—	(76)	—	685	300	909
Payments	—	—	—	(1,401)	—	(1,401)
Non-cash items	(6)	(88)	—	(389)	—	(483)
Balance at March 31, 2014	$24	$—	$—	$3,580	$300	$3,904
A summary of restructuring expenses by reportable segments recognized for the three months ended March 31, 2014 was as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	United Kingdom construction and building services segment	Corporate administration	Total
Severance	$—	$—	$—	$685	$—	$685
Leased facilities	—	(76)	—	—	300	224
Total charges	$—	$(76)	$—	$685	$300	$909

NOTE 12 Segment Information
We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment and central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom construction and building services. The segment “United States building services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities, including commercial and government site-based operations and maintenance; facility maintenance and services; outage services to utilities and industrial plants; military base operations support services; mobile maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; small modification and retrofit projects; and retrofit

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 Segment Information - (Continued)

projects to comply with clean air laws, which services are not generally related to customers' construction programs. The segment "United States industrial services" principally consists of those operations which provide industrial maintenance and services, mainly for refineries and petrochemical plants, including on-site repairs, maintenance and service of heat exchangers, towers, vessels and piping; design, manufacturing, repair and hydro blast cleaning of shell and tube heat exchangers and related equipment; refinery turnaround planning and engineering services; specialty welding services; overhaul and maintenance of critical process units in refineries and petrochemical plants; and specialty technical services for refineries and petrochemical plants. The United Kingdom construction and building services segment performs electrical construction, mechanical construction and building services.
The following tables have been restated in all periods presented to reflect our new reportable segments (see Note 1, "Basis of Presentation" for further information) and represent information about industry segments and geographic areas for the three months ended March 31, 2014 and 2013 (in thousands):

	For the three months ended March 31,
	2014	2013
Revenues from unrelated entities:
United States electrical construction and facilities services	$308,136	$307,584
United States mechanical construction and facilities services	513,011	541,117
United States building services	448,044	455,156
United States industrial services	231,958	145,544
Total United States operations	1,501,149	1,449,401
United Kingdom construction and building services	98,236	119,000
Total worldwide operations	$1,599,385	$1,568,401

Total revenues:
United States electrical construction and facilities services	$314,797	$309,775
United States mechanical construction and facilities services	519,111	551,784
United States building services	457,964	462,390
United States industrial services	232,474	146,061
Less intersegment revenues	(23,197)	(20,609)
Total United States operations	1,501,149	1,449,401
United Kingdom construction and building services	98,236	119,000
Total worldwide operations	$1,599,385	$1,568,401

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 Segment Information - (Continued)

	For the three months ended March 31,
	2014	2013
Operating income (loss):
United States electrical construction and facilities services	$21,655	$18,940
United States mechanical construction and facilities services	19,106	11,140
United States building services	20,298	12,880
United States industrial services	23,394	22,747
Total United States operations	84,453	65,707
United Kingdom construction and building services	1,297	1,279
Corporate administration	(15,467)	(14,358)
Restructuring expenses	(909)	(1,363)
Total worldwide operations	69,374	51,265
Other corporate items:
Interest expense	(2,248)	(1,862)
Interest income	234	357
Income before income taxes	$67,360	$49,760

	March 31, 2014	December 31, 2013
Total assets:
United States electrical construction and facilities services	$321,182	$329,742
United States mechanical construction and facilities services	767,811	795,256
United States building services	762,331	756,785
United States industrial services	974,853	940,916
Total United States operations	2,826,177	2,822,699
United Kingdom construction and building services	160,767	160,828
Corporate administration	420,572	482,388
Total worldwide operations	$3,407,516	$3,465,915
Our corporate administration operating loss for the three months ended March 31, 2013 was reduced by the receipt of an insurance recovery of approximately $2.6 million that was received in January 2013 and is associated with a previously disposed of operation, which is classified as a component of "Cost of sales" in the Condensed Consolidated Statements of Operations.

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
Our reportable segments have been restated in all periods presented to reflect the changes in our segments referred to above. In addition, the segment formally named the United Kingdom construction and facilities services segment has been renamed the United Kingdom construction and building services segment.
Overview
The following table presents selected financial data for the three months ended March 31, 2014 and 2013 (in thousands, except percentages and per share data):

	For the three months ended March 31,
	2014	2013
Revenues	$1,599,385	$1,568,401
Revenues increase from prior year	2.0%	1.9%
Operating income	$69,374	$51,265
Operating income as a percentage of revenues	4.3%	3.3%
Restructuring expenses	$909	$1,363
Net income attributable to EMCOR Group, Inc.	$41,261	$30,167
Diluted earnings per common share	$0.61	$0.44
Overall revenues, operating income and operating margin (operating income as a percentage of revenues) increased in the 2014 first quarter compared to the 2013 first quarter. The increase in revenues for the first quarter of 2014 was primarily attributable to incremental revenues in the aggregate of $119.0 million generated by companies acquired in 2013, which are reported in our United States industrial services segment and our United States mechanical construction and facilities services segment. Excluding the effect of these acquisitions, revenues for the first quarter of 2014 decreased due to lower revenues from all of our reportable segments, except for our United States electrical construction and facilities services segment. A portion of the decrease in revenues was attributable to a planned reduction in the scope of activities from: (a) the construction operations of our United Kingdom construction and building services operations and (b) one of our operations reported in our United States mechanical construction and facilities services segment.
Operating income and operating margin increased in all of our reportable segments, except for our United States industrial services segment, which reported a decrease in operating margin compared to its exceptionally strong performance in the first quarter of 2013. Companies acquired in 2013, which are reported in our United States industrial segment and our United States mechanical construction and facilities services segment, contributed $7.3 million to operating income, net of $3.5 million of amortization expense associated with identifiable intangible assets for the first quarter of 2014.
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

water and wastewater treatment and central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom construction and building services. The segment “United States building services” principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities, including commercial and government site-based operations and maintenance; facility maintenance and services; outage services to utilities and industrial plants; military base operations support services; mobile maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; small modification and retrofit projects; and retrofit projects to comply with clean air laws, which services are not generally related to customers' construction programs. The segment "United States industrial services" principally consists of those operations which provide industrial maintenance and services, including those for refineries and petrochemical plants, including on-site repairs, maintenance and service of heat exchangers, towers, vessels and piping; design, manufacturing, repair and hydro blast cleaning of shell and tube heat exchangers and related equipment; refinery turnaround planning and engineering services; specialty welding services; overhaul and maintenance of critical process units in refineries and petrochemical plants; and specialty technical services for refineries and petrochemical plants. The United Kingdom construction and building services segment performs electrical construction, mechanical construction and building services.
As previously discussed, we completed the acquisition of RSI during the third quarter of 2013, and its results have been included in our United States industrial services segment since its acquisition. In addition, we completed two other acquisitions during 2013, and their results have been included in our United States mechanical construction and facilities services segment. These acquired businesses expanded our service capabilities into new technical areas.
Results of Operations
Revenues
The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended March 31,
	2014	% of Total	2013	% of Total
Revenues:
United States electrical construction and facilities services	$308,136	19%	$307,584	20%
United States mechanical construction and facilities services	513,011	32%	541,117	35%
United States building services	448,044	28%	455,156	29%
United States industrial services	231,958	15%	145,544	9%
Total United States operations	1,501,149	94%	1,449,401	92%
United Kingdom construction and building services	98,236	6%	119,000	8%
Total worldwide operations	$1,599,385	100%	$1,568,401	100%

As described below in more detail, our revenues for the three months ended March 31, 2014 increased to $1.60 billion compared to $1.57 billion of revenues for the three months ended March 31, 2013. The increase in revenues for the three months ended March 31, 2014 was primarily attributable to: (a) revenues of $119.0 million attributable to companies acquired in 2013 and (b) higher revenues from our United States electrical construction and facilities services segment. These increases were partially offset by lower revenues from all of our remaining reportable segments, excluding the impact of acquisitions. We continue to be disciplined in a very competitive marketplace by only accepting work that we believe can be performed at reasonable margins.

The following table presents our operating segment backlog from unrelated entities and their respective percentages of total backlog (in thousands, except for percentages):

	March 31, 2014	% of Total	December 31, 2013	% of Total	March 31, 2013	% of Total
Backlog:
United States electrical construction and facilities services	$984,886	29%	$993,919	30%	$928,164	27%
United States mechanical construction and facilities services	1,339,285	40%	1,325,941	39%	1,327,726	39%
United States building services	778,680	23%	761,855	23%	836,619	24%
United States industrial services	96,875	3%	94,187	3%	87,909	3%
Total United States operations	3,199,726	95%	3,175,902	94%	3,180,418	93%
United Kingdom construction and building services	174,087	5%	185,220	6%	238,709	7%
Total worldwide operations	$3,373,813	100%	$3,361,122	100%	$3,419,127	100%
Our backlog at March 31, 2014 was $3.37 billion compared to $3.42 billion at March 31, 2013 and $3.36 billion at December 31, 2013. The increase in backlog at March 31, 2014 compared to backlog at December 31, 2013 was primarily attributable to an increase in contracts awarded for work in our (a) United States building services segment, (b) United States mechanical construction and facilities services segment and (c) United States industrial services segment, partially offset by a decrease in backlog in our: (a) United Kingdom construction and building services segment and (b) United States electrical construction and facilities services segment. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We include a project within our backlog at such time as a contract is awarded. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of services contracts. However, we do not include in backlog contracts for which we are paid on a time and material basis, and if the remaining term of a services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the initial contract award. Our backlog also includes amounts related to services contracts for which a fixed price contract value is not assigned; however, a reasonable estimate of total revenues can be made from budgeted amounts agreed to with our customer. Our backlog is comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business and (d) claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider collection to be probable. Claim amounts were immaterial for all periods presented. Our backlog does not include anticipated revenues from unconsolidated joint ventures or variable interest entities and anticipated revenues from pass-through costs on contracts for which we are acting in the capacity of an agent and which are reported on the net basis. We believe our backlog is firm, although many contracts are subject to cancellation at the election of our customers. Historically, cancellations have not had a material adverse effect on us.
Revenues of our United States electrical construction and facilities services segment were $308.1 million for the three months ended March 31, 2014 compared to revenues of $307.6 million for the three months ended March 31, 2013. The increase in revenues was primarily attributable to higher levels of work from commercial, healthcare and manufacturing projects, primarily in the Northwest and northern California markets, partially offset by a decrease in revenues from transportation and water and wastewater construction projects.
Our United States mechanical construction and facilities services segment revenues for the three months ended March 31, 2014 were $513.0 million, a $28.1 million decrease compared to revenues of $541.1 million for the three months ended March 31, 2013. The decrease in revenues for the three months ended March 31, 2014 was primarily attributable to declines in revenues from manufacturing and institutional construction projects, partially offset by an increase in revenues from hospitality construction projects and incremental revenues of $8.5 million generated by companies acquired in 2013. The decrease in revenues was also partially attributable to a planned reduction in the scope of activities from one of our operations located in the southeastern United States.
Revenues of our United States building services segment for the three months ended March 31, 2014 decreased by $7.1 million compared to the three months ended March 31, 2013. The decrease in revenues was primarily attributable to decreased revenues from: (a) our mobile mechanical services due to lower levels of project activity at certain operations and (b) our energy services due to a reduction of large project work. These decreases were partially offset by an increase in revenues from our commercial site-based services due to an increase in snow removal activities.

Revenues of our United States industrial services segment for the three months ended March 31, 2014 increased by $86.4 million compared to the three months ended March 31, 2013. The increase in revenues for the three months ended March 31, 2014 was primarily due to incremental revenues of $110.5 million generated by RSI, partially offset by a decrease in revenues from our industrial shop services operations.
Our United Kingdom construction and building services segment revenues were $98.2 million for the three months ended March 31, 2014, compared to revenues of $119.0 million for the three months ended March 31, 2013. The decrease in revenues was attributable to a decrease in levels of work from its construction operations, as a consequence of our decision last year to withdraw from the construction market in the United Kingdom, partially offset by an increase of $6.4 million relating to the effect of favorable exchange rates for the British pound versus the United States dollar. Revenues also declined within this segment's building services operations as a result of reduced activity in the transportation and commercial markets.
Cost of sales and Gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended March 31,
	2014	2013
Cost of sales	$1,384,174	$1,377,263
Gross profit	$215,211	$191,138
Gross profit, as a percentage of revenues	13.5%	12.2%
Our gross profit increased by $24.1 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in gross profit for the three months ended March 31, 2014 was attributable to improved profitability within all of our domestic reportable segments. Companies acquired in 2013 included in our United States industrial services segment and our United States mechanical construction and facilities services segment contributed $19.0 million in the aggregate to gross profit for the three months ended March 31, 2014. Our gross profit margin was 13.5% and 12.2% for the three months ended March 31, 2014 and 2013, respectively. Increases in gross profit margin within our United States building services segment and our domestic construction segments were partially offset by decreased gross profit margins with our United States industrial services segment and our United Kingdom construction and building services segment. Gross profit margin for the first quarter of 2013 was adversely impacted by a significant project write-down reported in our United States mechanical construction and facilities services segment.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

	For the three months ended March 31,
	2014	2013
Selling, general and administrative expenses	$144,928	$138,510
Selling, general and administrative expenses, as a percentage of revenues	9.1%	8.8%
Our selling, general and administrative expenses for the three months ended March 31, 2014 increased by $6.4 million to $144.9 million compared to $138.5 million for the three months ended March 31, 2013. Selling, general and administrative expenses as a percentage of revenues were 9.1% and 8.8% for the three months ended March 31, 2014 and 2013, respectively. This increase in selling, general and administrative expenses for the three months ended March 31, 2014 primarily resulted from: (a) $11.7 million of expenses directly related to companies acquired in 2013, including amortization expense of $3.5 million attributable to identifiable intangible assets, and (b) increased incentive compensation costs at certain of our operating subsidiaries due to improved performance. These increases were partially offset by a reduction in certain other employee related costs such as employee benefits.
Restructuring expenses
Restructuring expenses were $0.9 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively, which primarily related to employee severance obligations and/or the termination of leased facilities. Restructuring expenses for the three months ended March 31, 2014 included $0.7 million of employee severance obligations and $0.2 million relating to the termination of leased facilities. Restructuring expenses for the three months ended March 31, 2013 of $1.4 million all related to employee severance obligations. As of March 31, 2014, the balance of these restructuring obligations yet to be paid was $3.9 million, the majority of which is expected to be paid in 2014. We expect to incur an additional $0.8 million of expenses in connection with restructuring through 2014.
Operating income
The following table presents our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended March 31,
	2014	% of Segment Revenues	2013	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$21,655	7.0%	$18,940	6.2%
United States mechanical construction and facilities services	19,106	3.7%	11,140	2.1%
United States building services	20,298	4.5%	12,880	2.8%
United States industrial services	23,394	10.1%	22,747	15.6%
Total United States operations	84,453	5.6%	65,707	4.5%
United Kingdom construction and building services	1,297	1.3%	1,279	1.1%
Corporate administration	(15,467)	—	(14,358)	—
Restructuring expenses	(909)	—	(1,363)	—
Total worldwide operations	69,374	4.3%	51,265	3.3%
Other corporate items:
Interest expense	(2,248)		(1,862)
Interest income	234		357
Income before income taxes	$67,360		$49,760

As described below in more detail, operating income was $69.4 million for the three months ended March 31, 2014 compared to $51.3 million for the three months ended March 31, 2013. Operating margin was 4.3% for the three months ended March 31, 2014 compared to 3.3% for the three months ended March 31, 2013.
Operating income of our United States electrical construction and facilities services segment for the three months ended March 31, 2014 was $21.7 million compared to operating income of $18.9 million for the three months ended March 31, 2013. The increase in operating income for the three months ended March 31, 2013 was primarily the result of an increase in gross profit attributable to commercial and manufacturing construction projects, primarily in the northern California and Northwest markets, partially offset by a decrease in gross profit attributable to water and wastewater and transportation construction projects. The increase in operating margin for the three months ended March 31, 2014 was primarily attributable to an increase in gross profit margin.
Our United States mechanical construction and facilities services segment operating income for the three months ended March 31, 2014 was $19.1 million, an $8.0 million increase compared to operating income of $11.1 million for the three months ended March 31, 2013. Operating income for the three months ended March 31, 2014 was favorably impacted by an increase in gross profit from commercial and institutional construction projects, partially offset by a decrease in gross profit from manufacturing and water and wastewater construction projects. The results for the three months ended March 31, 2013 included losses of $8.2 million from one of our subsidiaries at a project located in the southeastern United States. Companies acquired in 2013 generated operating income of less than $0.1 million, net of amortization expense of $0.1 million attributable to identifiable intangible assets, for the three months ended March 31, 2014. The increase in operating margin for the three months ended March 31, 2014 was attributable to an increase in gross profit margin.
Operating income of our United States building services segment for the three months ended March 31, 2014 increased by $7.4 million compared to operating income for the three months ended March 31, 2013. The increase in operating income was primarily attributable to an increase in gross profit from this segment's: (a) commercial site-based services, attributable to an increase in revenues from snow removal during the first quarter of 2014, (b) mobile mechanical services, partially due to increased profitability in services related work, (c) energy services, as a result of profits on large project work and (d) government site-based services. The increase in operating margin for the three months ended March 31, 2014 was attributable to an increase in gross profit margin.

Operating income of our United States industrial services segment for the three months ended March 31, 2014 increased by $0.6 million compared to operating income for the three months ended March 31, 2013. RSI contributed $7.3 million of operating income, net of $3.4 million of amortization expense attributable to identifiable intangible assets. This increase in operating income was partially offset by a reduction in operating income from our industrial shop services operations, which benefited from exceptionally strong demand during the first quarter of 2013. The decrease in operating margin for the three months ended March 31, 2014 was attributable to a decrease in gross profit margin.
Our United Kingdom construction and building services segment operating income for the three months ended March 31, 2014 was flat compared to operating income for the three months ended March 31, 2013, as a reduction in losses incurred from its construction operations was offset by a decrease in income recognized from the commercial market within its building services operations. The increase in operating margin for the three months ended March 31, 2014 was attributable to a decrease in the ratio of selling, general and administrative expenses to revenues.
Our corporate administration operating loss for the three months ended March 31, 2014 was $15.5 million compared to $14.4 million for the three months ended March 31, 2013. Our corporate administration operating loss for the three months ended March 31, 2013 was reduced by the receipt of an insurance recovery of approximately $2.6 million that was received in January 2013 and is associated with a previously disposed of operation, which is classified as a component of "Cost of sales" in the Condensed Consolidated Statements of Operations.
Interest expense for the three months ended March 31, 2014 and 2013 was $2.2 million and $1.9 million, respectively. Interest income for the three months ended March 31, 2014 and 2013 was $0.2 million and $0.4 million, respectively.
For the three months ended March 31, 2014 and 2013, our income tax provision was $25.5 million and $19.0 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 38.1% and 38.5%, respectively. The actual income tax rates on income before income taxes, less amounts attributable to noncontrolling interests, for the three months ended March 31, 2014 and 2013, inclusive of discrete items, were 38.2% and 38.7%, respectively. The increase in the 2014 income tax provision was primarily due to increased income before income taxes.
Liquidity and Capital Resources
The following table presents our net cash used in operating activities, investing activities and financing activities (in thousands):

	For the three months ended March 31,
	2014	2013
Net cash used in operating activities	$(24,316)	$(95,102)
Net cash used in investing activities	$(6,321)	$(6,456)
Net cash used in financing activities	$(2,893)	$(103)
Effect of exchange rate changes on cash and cash equivalents	$385	$(4,540)

Our consolidated cash balance decreased by approximately $33.1 million from $439.8 million at December 31, 2013 to $406.7 million at March 31, 2014. Net cash used in operating activities for the three months ended March 31, 2014 was $24.3 million compared to $95.1 million of net cash used in operating activities for the three months ended March 31, 2013. The decrease in net cash used in operating activities, excluding the effect of businesses acquired, was primarily due to: (a) a $55.2 million decrease in our accounts receivable balances and (b) a $26.0 million reduction in income taxes paid, partially offset by a $32.4 million decrease in accounts payable. Net cash used in investing activities was $6.3 million for the three months ended March 31, 2014 compared to net cash used in investing activities of $6.5 million for the three months ended March 31, 2013. Net cash used in financing activities for the three months ended March 31, 2014 increased by approximately $2.8 million compared to the three months ended March 31, 2013. The increase in net cash used in financing activities was primarily due to payment of the regular quarterly dividend to stockholders and repayment of long-term debt, partially offset by an increase in proceeds from the exercise of stock options.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Term Loan (including interest currently at 1.40%) (1)	$370.3	$17.9	$43.9	$308.5	$—
Capital lease obligations	4.5	1.9	2.3	0.3	—
Operating leases	186.9	54.0	76.7	33.5	22.7
Open purchase obligations (2)	828.4	697.8	121.3	9.3	—
Other long-term obligations, including current portion (3)	360.0	39.4	309.3	11.3	—
Liabilities related to uncertain income tax positions	2.6	0.1	1.5	1.0	—
Total Contractual Obligations	$1,752.7	$811.1	$555.0	$363.9	$22.7

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$88.1	$88.1	$—	$—	$—
 _________

(1)
On November 25, 2013, we entered into a a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan"), (collectively referred to as the "2013 Credit Agreement"). The proceeds of the Term Loan were used to repay amounts drawn under our previous credit agreement. As of March 31, 2014, the amount outstanding under the Term Loan was $345.6 million.

(2)
Represents open purchase orders for material and subcontracting costs related to construction and services contracts. These purchase orders are not reflected in EMCOR’s Condensed Consolidated Balance Sheets and should not impact future cash flows, as amounts should be recovered through customer billings.

(3)
Represents primarily insurance related liabilities and liabilities for deferred income taxes, incentive compensation and earn-out arrangements, classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Cash payments for insurance related liabilities may be payable beyond three years, but it is not practical to estimate these payments; therefore, the long-term insurance related liabilities are reflected in the 1-3 years payment period. We provide funding to our post retirement plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated and, therefore, have not been included in the table.

Until November 25, 2013, we had a revolving credit agreement (the "2011 Credit Agreement") as amended, which provided for a revolving credit facility of $750.0 million. The 2011 Credit Agreement was effective November 21, 2011. Effective November 25, 2013, we amended and restated the 2011 Credit Agreement to provide for a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan") (collectively referred to as the "2013 Credit Agreement") expiring November 25, 2018. The proceeds of the Term Loan were used to repay amounts drawn under the 2011 Credit Agreement. We may increase the 2013 Revolving Credit Facility to $1.05 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of available borrowings under the 2013 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. The 2013 Revolving Credit Facility and the Term Loan are both guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2013 Revolving Credit Facility and the Term Loan contain various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2013 Revolving Credit Facility, which ranges from 0.20% to 0.30%, based on certain financial tests. The fee is 0.20% of the unused amount as of March 31, 2014. Borrowings under the 2013 Revolving Credit Facility and the Term Loan bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2014) plus 0.25% to 0.75%, based on certain financial tests or (2) United States dollar LIBOR (0.15% at March 31, 2014) plus 1.25% to 1.75%, based on certain financial tests. The interest rate in effect at March 31, 2014 was 1.40%. Letter of credit fees issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized approximately $3.0 million of debt issuance costs associated with the 2013 Credit Agreement. This amount is being amortized over the life of the agreement and is included as part of interest expense. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, commencing with the calendar quarter ending March 31, 2014, in the amount of $4.4 million, with a payment of all unpaid principal and interest due on November 25, 2018. As of March 31, 2014, the balance on the Term Loan was $345.6 million. As of March 31, 2014 and December 31, 2013, we had approximately $87.9 million and $83.3 million of letters of credit outstanding, respectively. There were no borrowings outstanding under the 2013 Revolving Credit Facility at March 31, 2014.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2014, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $0.9 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
On September 26, 2011, our Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. Since the inception of the repurchase program through March 31, 2014, we have repurchased 2.8 million shares of our common stock for approximately $77.5 million, and there remains authorization for us to repurchase approximately $22.5 million of our shares under that authorization. On December 5, 2013, our Board of Directors authorized us to repurchase up to an additional $100.0 million of our outstanding common stock. As a result, $122.5 million was available for repurchase as of March 31, 2014. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase programs may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
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
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2013 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, there were typically fewer small discretionary projects from the private sector, and our competitors aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Cost and estimated earnings in excess of billings on uncompleted contracts”, were $266.9 million and $290.6 million as of March 31, 2014 and December 31, 2013, respectively.
Long-term liquidity requirements can be expected to be met initially through cash generated from operating activities and our 2013 Revolving Credit Facility. Based upon our current credit ratings and financial position, we can reasonably expect to be able to incur long-term debt to fund acquisitions. Over the long term, our primary revenue risk factor continues to be the level of demand for non-residential construction services, which is influenced by macroeconomic trends including interest rates and governmental economic policy. In addition, our ability to perform work is critical to meeting long-term liquidity requirements.
We believe that our current cash balances and our borrowing capacity available under our 2013 Revolving Credit Facility or other forms of financing available to us through borrowings, combined with cash expected to be generated from operations, will be sufficient to provide our short-term and foreseeable long-term liquidity and meet our expected capital expenditure requirements.
Certain Insurance Matters
As of March 31, 2014 and December 31, 2013, we utilized approximately $87.9 million and $83.3 million, respectively, of letters of credit obtained under our 2013 Revolving Credit Facility as collateral for our insurance obligations.
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
Application of Critical Accounting Policies
Our condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2013. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.
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

Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill unbilled revenues and collect amounts after billing. The profit associated with claim amounts is not recognized until the claim has been settled and payment has been received. We did not recognize any material amounts associated with claim settlements during the periods presented. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the condensed consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of services for maintenance, repair and retrofit work consistent with the performance of services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. During the first quarter of 2013, we recognized losses of approximately $8.2 million associated with a project within the United States mechanical construction and facilities services segment as a result of a change in contract estimates. There were no significant losses recognized during the first quarter of 2014.
Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. At March 31, 2014 and December 31, 2013, our accounts receivable of $1,251.5 million and $1,268.2 million, respectively, included allowances for doubtful accounts of $11.2 million and $11.9 million, respectively. The decrease in our allowance for doubtful accounts was primarily due to the write-off of accounts receivable against the allowance for doubtful accounts. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated insurance liabilities for workers' compensation, automobile liability, general liability and property claims decreased by $3.1 million for the three months ended March 31, 2014 compared to the year ended December 31, 2013, primarily due to a reduction in estimated losses as a result of favorable claims experience. If our estimated insurance liabilities for workers' compensation, automobile liability, general liability and property claims had increased by 10%, it would have resulted in $13.6 million of additional expense for the three months ended March 31, 2014.
Income Taxes
We had net deferred income tax liabilities at March 31, 2014 and December 31, 2013 of $131.0 million and $126.8 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liability balances are deferred income tax assets. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of March 31, 2014 and December 31, 2013, the total valuation allowance on deferred income tax assets was approximately $2.2 million.
Goodwill and Identifiable Intangible Assets
As of March 31, 2014, we had $834.1 million and $532.0 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-

competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2013, goodwill and net identifiable intangible assets were $834.8 million and $541.5 million, respectively. The changes to goodwill since December 31, 2013 were primarily related to the sale of a subsidiary in January 2014 and changes in the purchase price accounting for an acquisition during 2013. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 12, "Segment Information", of the notes to condensed consolidated financial statements. In assessing whether our goodwill is impaired, we first qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount using various factors. If after this assessment we are unable to determine that the fair value of a reporting unit exceeds the carrying amount, we proceed to the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. No impairment of our goodwill was recognized for either of the three month periods ended March 31, 2014 and 2013.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. No impairment of our trade names was recognized for either of the three month periods ended March 31, 2014 and 2013.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. No impairment of our other identifiable intangible assets was recognized for either of the three month periods ended March 31, 2014 and 2013.
As of March 31, 2014, we had $834.1 million of goodwill on our balance sheet and, of this amount, approximately 46.1% relates to our United States industrial services segment, 27.4% relates to our United States building services segment, approximately 26.0% relates to our United States mechanical construction and facilities services segment and approximately 0.5% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, October 1, 2013, the carrying values of our United States industrial services segment, our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment were approximately $744.9 million, $487.7 million, $237.7 million and $58.7 million, respectively. The fair values of our United States industrial services segment, our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment exceeded their carrying values by approximately $45.0 million, $126.0 million, $519.9 million, and $366.8 million, respectively. The weighted average cost of capital used in testing goodwill for impairment was 12.1%, 12.6% and 11.1% for our domestic construction segments, our United states building services segment and our United States industrial services segment, respectively. The perpetual growth rate used was 2.7% for our domestic segments.
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
Although we have not yet conducted our October 1, 2014 goodwill and other impairment tests, there have been no impairments recognized through the first quarter of 2014. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the three months ended March 31, 2014, including trading or speculating on changes in commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2013 Credit Agreement. Borrowings under the 2013 Credit Agreement bear interest at variable rates. As of March 31, 2014, there were no borrowings outstanding under the 2013 Revolving Credit Facility and the balance on the Term Loan was $345.6 million. This instrument bears interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2014) plus 0.25% to 0.75% based on certain financial tests or (2) United States dollar LIBOR (0.15% at March 31, 2014) plus 1.25% to 1.75% based on certain financial tests. The interest rate in effect at March 31, 2014 was 1.40%. Based on the $345.6 million borrowings outstanding on the 2013 Credit Agreement, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.5 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.5 million in the next twelve months. Letter of credit fees issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. The 2013 Credit Agreement expires on November 25, 2018. There is no guarantee that we will be able to renew the 2013 Credit Agreement at its expiration.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. – OTHER INFORMATION.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made during the quarter ended March 31, 2014 by us:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs
January 1, 2014 to January 31, 2014	None	None	None	$122,495,025
February 1, 2014 to February 28, 2014	None	None	None	$122,495,025
March 1, 2014 to March 31, 2014	None	None	None	$122,495,025

(1)
On September 26, 2011, we announced that our Board of Directors had authorized us to repurchase up to $100.0 million of our outstanding common stock, and on December 31, 2013, there remained authorization for us to repurchase approximately $22.5 million of our shares under that authorization. On December 5, 2013, we announced that our Board of Directors had authorized us to repurchase up to an additional $100.0 million of our outstanding common stock. As a result, $122.5 million was available for repurchase as of March 31, 2014. No shares have been repurchased since the programs have been announced other than pursuant to these publicly announced programs. Acquisitions under our repurchase programs may be made from time to time as permitted by securities laws and other legal requirements.

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
Date: April 29, 2014

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
Exhibit 4(a) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K")
4(b)	Fourth Amended and Restated Security Agreement dated as of November 25, 2013 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to 2013 Form 10-K
4(c)	Fourth Amended and Restated Pledge Agreement dated as of November 25, 2013 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to 2013 Form 10-K
4(d)	Third Amended and Restated Guaranty Agreement dated as of November 25, 2013 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to 2013 Form 10-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(h-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(i-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(i-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(i-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(i-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(j-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(j-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(j-3)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)
10(k)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(l-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005
10(l-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(l-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(l-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 ("March 2012 Form 10-Q")
10(l-5)	Fourth Amendment to LTIP	Filed herewith
10(l-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(m-1)	2003 Non-Employee Directors’ Stock Option Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held on June 12, 2003 (“2003 Proxy Statement”)
10(m-2)	First Amendment to 2003 Non-Employee Directors’ Plan	Exhibit 10(u-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)
10(n-1)	2003 Management Stock Incentive Plan	Exhibit B to EMCOR’s 2003 Proxy Statement
10(n-2)	Amendments to 2003 Management Stock Incentive Plan	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”)
10(n-3)	Second Amendment to 2003 Management Stock Incentive Plan	Exhibit 10(v-3) to 2006 Form 10-K
10(o)	Form of Stock Option Agreement evidencing grant of stock options under the 2003 Management Stock Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report January 3, 2005)
10(p)	Key Executive Incentive Bonus Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008 (“2008 Proxy Statement”)
10(q)	Consents on December 15, 2009 to Transfer Stock Options by Non-Employee Directors	Exhibit 10(z) to 2009 Form 10-K
10(r)	Option Agreement dated October 25, 2004 between Guzzi and EMCOR	Exhibit A to Guzzi Letter
10(s-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007
10(s-2)	Option Agreement dated December 13, 2007 under 2007 Incentive Plan between Jerry E. Ryan and EMCOR	Exhibit 10(h)(h-2) to 2007 Form 10-K
10(s-3)	Option Agreement dated December 15, 2008 under 2007 Incentive Plan between David Laidley and EMCOR	Exhibit 10.1 to Form 8-K (Date of Report December 15, 2008)
10(s-4)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(t-1)	2010 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held on June 11, 2010
10(t-2)	Amendment No. 1 to 2010 Incentive Plan	Exhibit 10(f)(f-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”)
10(t-3)	Amendment No. 2 to 2012 Incentive Plan	Exhibit 10(t-3) to 2012 Form 10-K
10(t-4)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(t-5)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K
10(u)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
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
Exhibit 10(o)(o) to 2011 Form 10-K
10(x)	Restricted Stock Unit Agreement dated May 9, 2011 between EMCOR and Anthony J. Guzzi	Exhibit 10(o)(o) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10(y)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(z)	Form of Restricted Stock Unit Agreement dated March , 2012 between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(o)(o) to the March 31, 2012 Form 10-Q
10(a)(a)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(b)(b)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 ("June 2012 Form 10-Q")
10(c)(c)	Director Award Program, as Amended and Restated December 6, 2012	Exhibit 10(d)(d) to 2012 Form 10-K
10(d)(d)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(e)(e)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(f)(f)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(g)(g)	Restricted Stock Unit Award Agreement dated October 23, 2013 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to 2013 Form 10-K
11	Computation of Basic EPS and Diluted EPS for the three months ended March 31, 2014 and 2013	Note 4 of the Notes to the Condensed Consolidated Financial Statements

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Filed herewith
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Condensed Consolidated Financial Statements.
Filed