Form 10-Q
period 2014-06-30
EMCOR GROUP INC
filed 2014-07-29
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Number of shares of Common Stock outstanding as of the close of business on July 24, 2014: 67,031,529 shares.

EMCOR Group, Inc.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$437,119	$439,813
Accounts receivable, net	1,203,666	1,268,226
Costs and estimated earnings in excess of billings on uncompleted contracts	110,267	90,727
Inventories	58,251	52,123
Prepaid expenses and other	78,530	79,216
Total current assets	1,887,833	1,930,105
Investments, notes and other long-term receivables	8,792	6,799
Property, plant and equipment, net	121,376	123,414
Goodwill	834,102	834,825
Identifiable intangible assets, net	522,493	541,497
Other assets	30,299	29,275
Total assets	$3,404,895	$3,465,915
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit facility	$—	$—
Current maturities of long-term debt and capital lease obligations	19,184	19,332
Accounts payable	399,926	487,738
Billings in excess of costs and estimated earnings on uncompleted contracts	380,781	381,295
Accrued payroll and benefits	206,889	237,779
Other accrued expenses and liabilities	177,759	172,599
Total current liabilities	1,184,539	1,298,743
Borrowings under revolving credit facility	—	—
Long-term debt and capital lease obligations	326,084	335,331
Other long-term obligations	346,781	352,215
Total liabilities	1,857,404	1,986,289
Equity:
EMCOR Group, Inc. stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 67,711,975 and 67,627,359 shares issued, respectively	677	676
Capital surplus	404,147	408,083
Accumulated other comprehensive loss	(64,815)	(65,777)
Retained earnings	1,204,155	1,133,873
Treasury stock, at cost 659,841 and 730,841 shares, respectively	(10,302)	(10,590)
Total EMCOR Group, Inc. stockholders’ equity	1,533,862	1,466,265
Noncontrolling interests	13,629	13,361
Total equity	1,547,491	1,479,626
Total liabilities and equity	$3,404,895	$3,465,915
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues	$1,558,055	$1,556,753	$3,157,440	$3,125,154
Cost of sales	1,338,420	1,375,218	2,722,594	2,752,481
Gross profit	219,635	181,535	434,846	372,673
Selling, general and administrative expenses	151,461	139,623	296,389	278,133
Restructuring expenses	438	5,813	1,347	7,176
Operating income	67,736	36,099	137,110	87,364
Interest expense	(2,242)	(1,764)	(4,490)	(3,626)
Interest income	221	270	455	627
Income before income taxes	65,715	34,605	133,075	84,365
Income tax provision	24,715	13,131	50,233	32,173
Net income including noncontrolling interests	41,000	21,474	82,842	52,192
Less: Net income attributable to noncontrolling interests	(1,087)	(460)	(1,668)	(1,011)
Net income attributable to EMCOR Group, Inc.	$39,913	$21,014	$81,174	$51,181
Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.59	$0.31	$1.21	$0.76
Diluted earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.59	$0.31	$1.19	$0.75

Dividends declared per common share	$0.08	$0.06	$0.16	$0.06
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income including noncontrolling interests	$41,000	$21,474	$82,842	$52,192
Other comprehensive income, net of tax:
Foreign currency translation adjustments	64	102	66	28
Post retirement plans, amortization of actuarial loss included in net income (1)	453	549	896	1,103
Other comprehensive income	517	651	962	1,131
Comprehensive income	41,517	22,125	83,804	53,323
Less: Comprehensive income attributable to noncontrolling interests	(1,087)	(460)	(1,668)	(1,011)
Comprehensive income attributable to EMCOR Group, Inc.	$40,430	$21,665	$82,136	$52,312
_________

(1)
Net of tax of $0.1 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and net of tax of $0.3 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively.

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows - operating activities:
Net income including noncontrolling interests	$82,842	$52,192
Depreciation and amortization	17,956	16,895
Amortization of identifiable intangible assets	19,005	12,687
Deferred income taxes	4,648	(436)
Loss on sale of subsidiary	608	—
Excess tax benefits from share-based compensation	(5,627)	(994)
Equity income from unconsolidated entities	(836)	(240)
Other non-cash items	3,185	2,417
Distributions from unconsolidated entities	572	634
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(82,713)	(135,366)
Net cash provided by (used in) operating activities	39,640	(52,211)
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	—	(1,050)
Proceeds from sale of subsidiary	1,108	—
Proceeds from sale of property, plant and equipment	2,630	861
Purchase of property, plant and equipment	(16,579)	(14,820)
Maturity of short-term investments	—	4,616
Investments in and advances to unconsolidated entities and joint ventures	(1,590)	—
Net cash used in investing activities	(14,431)	(10,393)
Cash flows - financing activities:
Repayments of long-term debt	(8,756)	(4)
Repayments of capital lease obligations	(840)	(786)
Dividends paid to stockholders	(10,743)	(4,027)
Repurchase of common stock	(18,332)	(4,998)
Proceeds from exercise of stock options	4,533	1,933
Payments to satisfy minimum tax withholding	(1,481)	(927)
Issuance of common stock under employee stock purchase plan	1,753	1,344
Payments for contingent consideration arrangements	—	(537)
Distributions to noncontrolling interests	(1,400)	(1,050)
Excess tax benefits from share-based compensation	5,627	994
Net cash used in financing activities	(29,639)	(8,058)
Effect of exchange rate changes on cash and cash equivalents	1,736	(4,256)
Decrease in cash and cash equivalents	(2,694)	(74,918)
Cash and cash equivalents at beginning of year	439,813	605,303
Cash and cash equivalents at end of period	$437,119	$530,385
Supplemental cash flow information:
Cash paid for:
Interest	$3,388	$2,730
Income taxes	$46,298	$68,147
Non-cash financing activities:
Assets acquired under capital lease obligations	$93	$352
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2012	$1,357,179	$680	$416,104	$(81,040)	$1,022,239	$(11,903)	$11,099
Net income including noncontrolling interests	52,192	—	—	—	51,181	—	1,011
Other comprehensive income	1,131	—	—	1,131	—	—	—
Common stock issued under share-based compensation plans (2)	1,975	2	1,849	—	—	124	—
Common stock issued under employee stock purchase plan	1,344	—	1,344	—	—	—	—
Common stock dividends	(4,027)	—	40	—	(4,067)	—	—
Repurchase of common stock	(4,998)	(1)	(4,997)	—	—	—	—
Distributions to noncontrolling interests	(1,050)	—	—	—	—	—	(1,050)
Share-based compensation expense	3,714	—	3,714	—	—	—	—
Balance, June 30, 2013	$1,407,460	$681	$418,054	$(79,909)	$1,069,353	$(11,779)	$11,060
Balance, December 31, 2013	$1,479,626	$676	$408,083	$(65,777)	$1,133,873	$(10,590)	$13,361
Net income including noncontrolling interests	82,842	—	—	—	81,174	—	1,668
Other comprehensive income	962	—	—	962	—	—	—
Common stock issued under share-based compensation plans (2)	8,707	5	8,414	—	—	288	—
Common stock issued under employee stock purchase plan	1,753	—	1,753	—	—	—	—
Common stock dividends	(10,743)	—	149	—	(10,892)	—	—
Repurchase of common stock	(18,724)	(4)	(18,720)	—	—	—	—
Distributions to noncontrolling interests	(1,400)	—	—	—	—	—	(1,400)
Share-based compensation expense	4,468	—	4,468	—	—	—	—
Balance, June 30, 2014	$1,547,491	$677	$404,147	$(64,815)	$1,204,155	$(10,302)	$13,629

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

(2)	Includes the tax benefit associated with share-based compensation of $5.7 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively.
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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.
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
NOTE 2 New Accounting Pronouncements
In May 2014, an accounting pronouncement was issued by the Financial Accounting Standards Board ("FASB") to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2016, with no early adoption permitted. The guidance permits the use of one of two retrospective transition methods. We have not yet selected a transition method nor have we determined the effect that the adoption of the pronouncement may have on our financial position and/or results of operations.
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
During the three months ended June 30, 2014 and 2013, respectively, we recorded a reversal of $0.2 million and $2.4 million of liabilities resulting in non-cash income attributable to contingent consideration arrangements relating to prior acquisitions. During the six months ended June 30, 2014 and 2013, respectively, we recorded a net reversal of $0.2 million and $2.9 million of liabilities resulting in non-cash income attributable to contingent consideration arrangements relating to prior acquisitions.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 Disposition of Assets

In January 2014, we sold a subsidiary reported in our United States building services segment. Proceeds from the sale totaled approximately $1.1 million. Included in net income for the six months ended June 30, 2014 was a loss of $0.6 million from this sale, which is classified as a component of "Selling, general and administrative expenses" in the Condensed Consolidated Statements of Operations.
NOTE 5 Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three and six months ended June 30, 2014 and 2013 (in thousands, except share and per share data):

	For the three months ended June 30,
	2014	2013
Numerator:
Net income attributable to EMCOR Group, Inc. common stockholders	$39,913	$21,014
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	67,294,498	67,095,447
Effect of dilutive securities—Share-based awards	705,863	1,000,130
Shares used to compute diluted earnings per common share	68,000,361	68,095,577
Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.59	$0.31
Diluted earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$0.59	$0.31

	For the six months ended June 30,
	2014	2013
Numerator:
Net income attributable to EMCOR Group, Inc. common stockholders	$81,174	$51,181
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	67,242,392	67,102,530
Effect of dilutive securities—Share-based awards	758,358	994,459
Shares used to compute diluted earnings per common share	68,000,750	68,096,989
Basic earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$1.21	$0.76
Diluted earnings per common share:
Net income attributable to EMCOR Group, Inc. common stockholders	$1.19	$0.75
There were no anti-dilutive stock options for the three and six months ended June 30, 2014 and 2013, respectively.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 Inventories
Inventories in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	June 30, 2014	December 31, 2013
Raw materials and construction materials	$34,773	$32,795
Work in process	23,478	19,328
	$58,251	$52,123

NOTE 7 Debt
Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	June 30, 2014	December 31, 2013
Term Loan	$341,250	$350,000
Capitalized lease obligations	4,011	4,652
Other	7	11
	345,268	354,663
Less: current maturities	19,184	19,332
	$326,084	$335,331
Credit Facilities
Until November 25, 2013, we had a revolving credit agreement (the "2011 Credit Agreement") as amended, which provided for a revolving credit facility of $750.0 million. The 2011 Credit Agreement was effective November 21, 2011. Effective November 25, 2013, we amended and restated the 2011 Credit Agreement to provide for a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan") (collectively referred to as the "2013 Credit Agreement") expiring November 25, 2018. The proceeds of the Term Loan were used to repay amounts drawn under the 2011 Credit Agreement. We may increase the 2013 Revolving Credit Facility to $1.05 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of available borrowings under the 2013 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. The 2013 Credit Agreement is guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2013 Revolving Credit Facility and the Term Loan contain various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2013 Revolving Credit Facility, which ranges from 0.20% to 0.30%, based on certain financial tests. The fee is 0.20% of the unused amount as of June 30, 2014. Borrowings under the 2013 Credit Agreement bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2014) plus 0.25% to 0.75%, based on certain financial tests or (2) United States dollar LIBOR (0.15% at June 30, 2014) plus 1.25% to 1.75%, based on certain financial tests. The interest rate in effect at June 30, 2014 was 1.40%. Letter of credit fees issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized approximately $3.0 million of debt issuance costs associated with the 2013 Credit Agreement. This amount is being amortized over the life of the agreement and is included as part of interest expense. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended March 31, 2014, in the amount of $4.4 million, with a payment of all unpaid principal and interest due on November 25, 2018. As of June 30, 2014, the balance of the Term Loan was $341.3 million. As of June 30, 2014 and December 31, 2013, we had approximately $92.4 million and $83.3 million of letters of credit outstanding, respectively. There were no borrowings outstanding under the 2013 Revolving Credit Facility as of June 30, 2014.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	Assets at Fair Value as of June 30, 2014
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$437,119	—	—	$437,119
Restricted cash (2)	7,263	—	—	7,263
Total	$444,382	—	—	$444,382

	Assets at Fair Value as of December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$439,813	—	—	$439,813
Restricted cash (2)	6,934	—	—	6,934
Total	$446,747	—	—	$446,747
 ________

(1)
Cash and cash equivalents include money market funds with original maturity dates of three months or less, which are Level 1 assets. At June 30, 2014 and December 31, 2013, we had $168.5 million and $147.7 million, respectively, in money market funds.

(2)	Restricted cash is classified as “Prepaid expenses and other” in the Condensed Consolidated Balance Sheets.
We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. The carrying value of our 2013 Credit Agreement approximates the fair value due to the variable rate on such debt.

NOTE 9 Income Taxes
For the three months ended June 30, 2014 and 2013, our income tax provision was $24.7 million and $13.1 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 38.0% and 40.7%, respectively. The actual income tax rates on income before income taxes, less amounts attributable to noncontrolling interests, for the three months ended June 30, 2014 and 2013, inclusive of discrete items, were 38.0% and 38.5%, respectively. For the six months ended June 30, 2014 and 2013, our income tax provision was $50.2 million and $32.2 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 38.0% and 39.4%, respectively. The actual income tax rates on income before income taxes, less amounts attributable to noncontrolling interests, for the six months ended June 30, 2014 and 2013, inclusive of discrete items, were 38.1% and 38.6%, respectively. The increase in the 2014 income tax provision was primarily due to increased income before income taxes.
As of June 30, 2014 and December 31, 2013, the amount of unrecognized income tax benefits was $2.4 million and $3.1 million (of which $0.9 million and $1.7 million, if recognized, would favorably affect our effective income tax rate, respectively.)

We report interest expense related to unrecognized income tax benefits in the income tax provision. As of June 30, 2014 and December 31, 2013, we had approximately $0.3 million of accrued interest related to unrecognized income tax benefits included as a liability in the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2014 and 2013, less than $0.1 million and $0.2 million of interest expense was recognized, respectively. For the six months ended June 30, 2014 and 2013, less than $0.1 million of interest income and $0.4 million of interest expense was recognized, respectively.
It is possible that approximately $0.1 million of unrecognized income tax benefits at June 30, 2014, primarily relating to uncertain tax positions attributable to compensation related accruals, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 Income Taxes - (Continued)

We file income tax returns with the Internal Revenue Service and various state, local and foreign tax agencies. The Company is currently under examination by various taxing authorities for the years 2008 through 2011. During the first quarter of 2014, the Internal Revenue Service finalized its audit of our federal income tax returns for the years 2010 through 2011. We agreed to and paid an assessment, for an immaterial amount, proposed by the Internal Revenue Service pursuant to such audit.
NOTE 10 Common Stock
As of June 30, 2014 and December 31, 2013, 67,052,134 and 66,896,518 shares of our common stock were outstanding, respectively.
During the three months ended June 30, 2014 and 2013, 112,108 and 75,398 shares of common stock, respectively, were issued primarily upon: (a) the exercise of stock options, (b) the satisfaction of required conditions under certain of our share-based compensation plans and (c) the purchase of common stock pursuant to our employee stock purchase plan. During the six months ended June 30, 2014 and 2013, 562,724 and 215,197 shares of common stock, respectively, were issued primarily upon: (a) the exercise of stock options, (b) the satisfaction of required conditions under certain of our share-based compensation plans and (c) the purchase of common stock pursuant to our employee stock purchase plan.
On September 26, 2011, our Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. During 2014, we repurchased approximately 0.4 million shares of our common stock for approximately $18.7 million. Since the inception of the repurchase program through June 30, 2014, we have repurchased 3.2 million shares of our common stock for approximately $96.2 million, and there remains authorization for us to repurchase approximately $3.8 million of our shares under that authorization. On December 5, 2013, our Board of Directors authorized us to repurchase up to an additional $100.0 million of our outstanding common stock. As a result, $103.8 million was available for repurchase as of June 30, 2014. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase programs may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
NOTE 11 Retirement Plans
Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under this plan.
Components of Net Periodic Pension Cost
The components of net periodic pension cost of the UK Plan for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Interest cost	$3,565	$3,033	$7,063	$6,103
Expected return on plan assets	(4,292)	(3,536)	(8,503)	(7,115)
Amortization of unrecognized loss	516	631	1,022	1,269
Net periodic pension (income) expense	$(211)	$128	$(418)	$257
Employer Contributions
For the six months ended June 30, 2014, our United Kingdom subsidiary contributed approximately $2.8 million to its UK Plan. It anticipates contributing an additional $3.4 million during the remainder of 2014.
NOTE 12 Commitments and Contingencies
Government Contracts
As a government contractor, we are subject to U.S. government audits and investigations relating to our operations, including claims for fines, penalties and compensatory and treble damages, and possible suspension or debarment from doing business with

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 Commitments and Contingencies - (Continued)

the government. Based on currently available information, we believe the outcome of ongoing government disputes and investigations will not have a material impact on our financial position, results of operations or liquidity.
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
One of our subsidiaries, USM, Inc. ("USM"), doing business in California provides, among other things, janitorial services to its customers by having those services performed by independent janitorial companies. USM and one of its customers, which owns retail stores (the “Customer”), are co-defendants in a federal class action lawsuit brought by employees of two of USM’s California local janitorial contractors. The action was commenced on September 5, 2013 in a Superior Court of California and was removed by USM on November 22, 2013 to the United States District Court for the Northern District of California. The employees allege in their complaint, among other things, that USM and the Customer violated a California statute that prohibits USM from entering into a contract with a janitorial contractor when it knows or should know that the contract does not include funds sufficient to allow the janitorial contractor to comply with all local, state and federal laws or regulations governing the labor or services to be provided. The employees have asserted that the amounts USM pays to its janitorial contractors are insufficient to allow those janitorial contractors to meet their obligations regarding, among other things, wages due for all hours their employees worked, minimum wages, overtime pay and meal and rest breaks. These employees seek to represent not only themselves, but also all other individuals who provided janitorial services at the Customer’s stores in California during the relevant four year time period. We do not believe USM or the Customer has violated the California statute or that the employees may bring the action as a class action on behalf of other employees of janitorial companies with whom USM contracted for the provision of janitorial services to the Customer. However, if the pending lawsuit is certified as a class action and USM is found to have violated the California statute, USM might have to pay significant damages and might be subject to similar lawsuits regarding the provision of janitorial services to its other customers in California. The plaintiffs seek a declaratory judgment that USM has violated the California statute, monetary damages, including all unpaid wages and interest thereon, restitution for unpaid wages, and an award of attorney fees and costs.
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
Restructuring expenses
Restructuring expenses were $0.4 million and $1.3 million for the three and six months ended June 30, 2014, respectively. Restructuring expenses for the three months ended June 30, 2014 included $0.4 million of employee severance obligations. Restructuring expenses for the six months ended June 30, 2014 included $1.1 million of employee severance obligations and $0.2 million relating to the termination of leased facilities. Restructuring expenses were $5.8 million and $7.2 million for the three and six months ended June 30, 2013, respectively. Restructuring expenses for the three months ended June 30, 2013 included $5.2 million of employee severance obligations and $0.6 million relating to the termination of leased facilities. Restructuring expenses for the six months ended June 30, 2013 included $6.6 million of employee severance obligations and $0.6 million relating to the termination of leased facilities. The majority of these restructuring expenses were as a result of our decision last year to withdraw

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 Commitments and Contingencies - (Continued)

from the construction market in the United Kingdom. This decision was based on recurring losses over the last several years in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future. As of June 30, 2014, the balance of these restructuring obligations yet to be paid was $3.6 million, the majority of which is expected to be paid in 2014. We expect to incur an additional $0.5 million of expenses in connection with restructuring through 2014.
The changes in restructuring activity by reportable segments during the six months ended June 30, 2014 and June 30, 2013 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	United Kingdom construction and building services segment	Corporate administration	Total
Balance at December 31, 2012	$53	$—	$—	$—	$—	$53
Charges	—	—	50	7,126	—	7,176
Payments	(12)	—	(38)	(3,354)	—	(3,404)
Balance at June 30, 2013	$41	$—	$12	$3,772	$—	$3,825
Balance at December 31, 2013	$30	$164	$—	$4,685	$—	$4,879
Charges	182	(81)	—	946	300	1,347
Payments	(57)	(83)	—	(2,165)	(300)	(2,605)
Balance at June 30, 2014	$155	$—	$—	$3,466	$—	$3,621
A summary of restructuring expenses by reportable segments recognized for the six months ended June 30, 2014 was as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	United Kingdom construction and building services segment	Corporate administration	Total
Severance	$182	$—	$—	$946	$—	$1,128
Leased facilities	—	(81)	—	—	300	219
Total charges	$182	$(81)	$—	$946	$300	$1,347

NOTE 13 Segment Information
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
The following tables have been restated in all periods presented to reflect our new reportable segments (see Note 1, "Basis of Presentation" for further information) and represent information about industry segments and geographic areas for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the three months ended June 30,
	2014	2013
Revenues from unrelated entities:
United States electrical construction and facilities services	$335,492	$336,330
United States mechanical construction and facilities services	538,556	583,963
United States building services	418,142	448,459
United States industrial services	177,232	78,935
Total United States operations	1,469,422	1,447,687
United Kingdom construction and building services	88,633	109,066
Total worldwide operations	$1,558,055	$1,556,753

Total revenues:
United States electrical construction and facilities services	$340,155	$343,335
United States mechanical construction and facilities services	543,606	598,847
United States building services	427,988	461,641
United States industrial services	177,343	80,009
Less intersegment revenues	(19,670)	(36,145)
Total United States operations	1,469,422	1,447,687
United Kingdom construction and building services	88,633	109,066
Total worldwide operations	$1,558,055	$1,556,753

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Segment Information - (Continued)

	For the six months ended June 30,
	2014	2013
Revenues from unrelated entities:
United States electrical construction and facilities services	$643,628	$643,914
United States mechanical construction and facilities services	1,051,567	1,125,080
United States building services	866,186	903,615
United States industrial services	409,190	224,479
Total United States operations	2,970,571	2,897,088
United Kingdom construction and building services	186,869	228,066
Total worldwide operations	$3,157,440	$3,125,154

Total revenues:
United States electrical construction and facilities services	$654,952	$653,110
United States mechanical construction and facilities services	1,062,717	1,150,631
United States building services	885,952	924,031
United States industrial services	409,817	226,070
Less intersegment revenues	(42,867)	(56,754)
Total United States operations	2,970,571	2,897,088
United Kingdom construction and building services	186,869	228,066
Total worldwide operations	$3,157,440	$3,125,154

	For the three months ended June 30,
	2014	2013
Operating income (loss):
United States electrical construction and facilities services	$24,841	$25,236
United States mechanical construction and facilities services	28,740	18,248
United States building services	13,920	16,763
United States industrial services	12,376	3,265
Total United States operations	79,877	63,512
United Kingdom construction and building services	4,541	(4,537)
Corporate administration	(16,244)	(17,063)
Restructuring expenses	(438)	(5,813)
Total worldwide operations	67,736	36,099
Other corporate items:
Interest expense	(2,242)	(1,764)
Interest income	221	270
Income before income taxes	$65,715	$34,605

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Segment Information - (Continued)

	For the six months ended June 30,
	2014	2013
Operating income (loss):
United States electrical construction and facilities services	$46,496	$44,176
United States mechanical construction and facilities services	47,846	29,388
United States building services	34,218	29,643
United States industrial services	35,770	26,012
Total United States operations	164,330	129,219
United Kingdom construction and building services	5,838	(3,258)
Corporate administration	(31,711)	(31,421)
Restructuring expenses	(1,347)	(7,176)
Total worldwide operations	137,110	87,364
Other corporate items:
Interest expense	(4,490)	(3,626)
Interest income	455	627
Income before income taxes	$133,075	$84,365

	June 30, 2014	December 31, 2013
Total assets:
United States electrical construction and facilities services	$312,989	$329,742
United States mechanical construction and facilities services	804,622	795,256
United States building services	746,277	756,785
United States industrial services	934,783	940,916
Total United States operations	2,798,671	2,822,699
United Kingdom construction and building services	148,796	160,828
Corporate administration	457,428	482,388
Total worldwide operations	$3,404,895	$3,465,915
Our United Kingdom construction and building services segment recognized income of $4.8 million for the three and six months ended June 30, 2014, which has been recorded as a reduction of "Cost of sales" in the Condensed Consolidated Statements of Operations, as a result of a reduction in the estimate of certain accrued contract costs that were no longer expected to be incurred within its building services operations. Our corporate administration operating loss for the six months ended June 30, 2013 was reduced by the receipt of an insurance recovery of approximately $2.6 million that was received in January 2013 associated with a previously disposed of operation, which is classified as a component of "Cost of sales" in the Condensed Consolidated Statements of Operations.
NOTE 14 Subsequent Event
On July 22, 2014, we sold a building owned by one of our subsidiaries reported in the United States mechanical construction and facilities services segment. We expect to record a gain of approximately $11.7 million for this transaction in the third quarter of 2014, which will be classified as a "Gain on sale of assets" in the Condensed Consolidated Statements of Operations.

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
Overview
The following table presents selected financial data for the three months ended June 30, 2014 and 2013 (in thousands, except percentages and per share data):

	For the three months ended June 30,
	2014	2013
Revenues	$1,558,055	$1,556,753
Revenues increase (decrease) from prior year	0.1%	(2.1)%
Operating income	$67,736	$36,099
Operating income as a percentage of revenues	4.3%	2.3%
Restructuring expenses	$438	$5,813
Net income attributable to EMCOR Group, Inc.	$39,913	$21,014
Diluted earnings per common share	$0.59	$0.31
Overall revenues, operating income and operating margin (operating income as a percentage of revenues) increased in the 2014 second quarter compared to the 2013 second quarter. The increase in revenues for the second quarter of 2014 was primarily attributable to incremental revenues of $85.7 million generated by companies acquired in 2013, which are reported in our United States industrial services segment and our United States mechanical construction and facilities services segment. Excluding the effect of these acquisitions, revenues for the second quarter of 2014 decreased due to lower revenues in all of our reportable segments, except for our United States industrial services segment. A portion of the decrease in revenues was attributable to a planned reduction in the scope of activities from: (a) the construction operations of our United Kingdom construction and building services operations and (b) one of our operations reported in our United States mechanical construction and facilities services segment.
Operating income and operating margin increased in all of our reportable segments, except for our United States building services segment. Operating performance improved within our United States mechanical construction and facilities services segment and our United Kingdom construction and building services segment in the second quarter of 2014 when compared to weak performance in the second quarter of 2013 due, in part, to significant project losses incurred in 2013 in these segments. In addition, our United Kingdom construction and building services segment recognized income of $4.8 million in the second quarter of 2014, which has been recorded as a reduction of "Cost of sales" in the Condensed Consolidated Statements of Operations, as a result of a reduction in the estimate of certain accrued contract costs that were no longer expected to be incurred within its building services operations. Companies acquired in 2013, which are reported in our United States industrial segment and our United States mechanical construction and facilities services segment, contributed $2.4 million to operating income, net of $3.5 million of amortization expense associated with identifiable intangible assets for the second quarter of 2014.

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
Results of Operations
Revenues
The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended June 30,
	2014	% of Total	2013	% of Total
Revenues:
United States electrical construction and facilities services	$335,492	22%	$336,330	22%
United States mechanical construction and facilities services	538,556	35%	583,963	38%
United States building services	418,142	27%	448,459	29%
United States industrial services	177,232	11%	78,935	5%
Total United States operations	1,469,422	94%	1,447,687	93%
United Kingdom construction and building services	88,633	6%	109,066	7%
Total worldwide operations	$1,558,055	100%	$1,556,753	100%

	For the six months ended June 30,
	2014	% of Total	2013	% of Total
Revenues:
United States electrical construction and facilities services	$643,628	20%	$643,914	21%
United States mechanical construction and facilities services	1,051,567	33%	1,125,080	36%
United States building services	866,186	27%	903,615	29%
United States industrial services	409,190	13%	224,479	7%
Total United States operations	2,970,571	94%	2,897,088	93%
United Kingdom construction and building services	186,869	6%	228,066	7%
Total worldwide operations	$3,157,440	100%	$3,125,154	100%
As described below in more detail, our revenues were approximately $1.56 billion for each of the three months ended June 30, 2014 and 2013, and our revenues for the six months ended June 30, 2014 increased to $3.16 billion compared to $3.13 billion for the six months ended June 30, 2013. The slight increase in revenues for the three months ended June 30, 2014 was primarily attributable to: (a) revenues of $85.7 million attributable to companies acquired in 2013 and (b) higher revenues from our United States industrial services segment. This increase was partially offset by lower revenues from all of our other reportable segments, excluding the impact of acquisitions. The increase in revenues for the six months ended June 30, 2014 was primarily attributable to revenues of $204.7 million attributable to companies acquired in 2013. This increase was partially offset by lower revenues from all of our reportable segments, excluding the impact of acquisitions. We continue to be disciplined in a very competitive marketplace by only accepting work that we believe can be performed at reasonable margins.
Revenues of our United States electrical construction and facilities services segment were $335.5 million and $643.6 million for the three and six months ended June 30, 2014, respectively, compared to revenues of $336.3 million and $643.9 million for the three and six months ended June 30, 2013, respectively. The slight decrease in revenues for both periods was primarily attributable to a decrease in revenues from institutional, manufacturing and water and wastewater construction projects, primarily in the southern California and New York markets. These decreases were partially offset by higher levels of work from commercial, transportation and healthcare projects.
Our United States mechanical construction and facilities services segment revenues for the three months ended June 30, 2014 were $538.6 million, a $45.4 million decrease compared to revenues of $584.0 million for the three months ended June 30, 2013. Revenues of this segment for the six months ended June 30, 2014 were $1,051.6 million, a $73.5 million decrease compared to revenues of $1,125.1 million for the six months ended June 30, 2013. The decrease in revenues for the three and six months ended June 30, 2014 was primarily attributable to declines in revenues from manufacturing and institutional construction projects, partially offset by: (a) an increase in revenues from healthcare and hospitality construction projects and (b) incremental revenues of $7.1 million and $15.5 million, respectively, generated by companies acquired in 2013. The decrease in revenues was also partially attributable to a planned reduction in the scope of activities from one of our operations located in the southeastern United States.
Revenues of our United States building services segment for the three months ended June 30, 2014 decreased by $30.3 million compared to the three months ended June 30, 2013, and revenues for the six months ended June 30, 2014 decreased by $37.4 million compared to the six months ended June 30, 2013. The decrease in revenues for both periods was primarily attributable to decreased revenues from: (a) our energy services, due to a reduction of large project work, and (b) our commercial site-based services, partially as a result of a large contract that was terminated by agreement of the parties. In addition, the decrease in revenues for the six months ended June 30, 2014 was partially attributable to lower levels of project activity in certain of our mobile mechanical services operations.
Revenues of our United States industrial services segment for the three months ended June 30, 2014 increased by $98.3 million compared to the three months ended June 30, 2013, and revenues for the six months ended June 30, 2014 increased by $184.7 million compared to the six months ended June 30, 2013. The increase in revenues for the three and six months ended June 30, 2014 was primarily due to: (a) incremental revenues of $78.6 million and $189.2 million, respectively, generated by RSI, and (b) increased demand for our industrial field services operations. The increase in revenues for the six months ended June 30, 2014 was partially offset by a decrease in revenues from our industrial shop services operations.
Our United Kingdom construction and building services segment revenues were $88.6 million for the three months ended June 30, 2014 compared to revenues of $109.1 million for the three months ended June 30, 2013, and revenues were $186.9 million for the six months ended June 30, 2014 compared to revenues of $228.1 million for the six months ended June 30, 2013. The decrease in revenues for the three and six months ended June 30, 2014 was attributable to a decrease in levels of work from its construction operations, as a consequence of our decision last year to withdraw from the construction market in the United Kingdom, partially offset by an increase of $7.7 million and $14.1 million, respectively, relating to the effect of favorable exchange rates for the British pound versus the United States dollar. Revenues also declined within this segment's building services operations as a result of reduced activity in the transportation and commercial markets.
Backlog
The following table presents our operating segment backlog from unrelated entities and their respective percentages of total backlog (in thousands, except for percentages):

	June 30, 2014	% of Total	December 31, 2013	% of Total	June 30, 2013	% of Total
Backlog:
United States electrical construction and facilities services	$1,100,734	30%	$993,919	30%	$963,033	27%
United States mechanical construction and facilities services	1,508,336	41%	1,325,941	39%	1,449,606	41%
United States building services	750,025	21%	761,855	23%	813,770	23%
United States industrial services	100,878	3%	94,187	3%	95,297	3%
Total United States operations	3,459,973	95%	3,175,902	94%	3,321,706	95%
United Kingdom construction and building services	176,520	5%	185,220	6%	189,451	5%
Total worldwide operations	$3,636,493	100%	$3,361,122	100%	$3,511,157	100%
Our backlog at June, 2014 was $3.64 billion compared to $3.51 billion at June 30, 2013 and $3.36 billion at December 31, 2013. The increase in backlog at June 30, 2014 compared to backlog at December 31, 2013 was primarily attributable to an increase in contracts awarded for work in our (a) United States mechanical construction and facilities services segment and (b) United States electrical construction and facilities services segment. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We include a project within our backlog at such time as a contract is awarded. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of services contracts. However, we do not include in backlog contracts for which we are paid on a time and material basis, and if the remaining term of a services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the initial contract award. Our backlog also includes amounts related to services contracts for which a fixed price contract value is not assigned when a reasonable estimate of total revenues can be made from budgeted amounts agreed to with our customer. Our backlog is comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business and (d) claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider recovery to be probable. Such claim amounts were immaterial for all periods presented. Our backlog does not include anticipated revenues from unconsolidated joint ventures or variable interest entities and anticipated revenues from pass-through costs on contracts for which we are acting in the capacity of an agent and which are reported on the net basis. We believe our backlog is firm, although many contracts are subject to cancellation at the election of our customers. Historically, cancellations have not had a material adverse effect on us.
Cost of sales and Gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Cost of sales	$1,338,420	$1,375,218	$2,722,594	$2,752,481
Gross profit	$219,635	$181,535	$434,846	$372,673
Gross profit, as a percentage of revenues	14.1%	11.7%	13.8%	11.9%

Our gross profit increased by $38.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Gross profit increased by $62.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in gross profit for both periods was attributable to improved profitability within all of our reportable segments, except for our United States building services segment for the second quarter of 2014. Companies acquired in 2013 included in our United States industrial services segment and our United States mechanical construction and facilities services segment contributed an aggregate of $13.3 million and $32.4 million to gross profit for the three and six months ended June 30, 2014, respectively.
Our gross profit margin was 14.1% and 11.7% for the three months ended June 30, 2014 and 2013, respectively. Gross profit margin was 13.8% and 11.9% for the six months ended June 30, 2014 and 2013, respectively. Increases in gross profit margin within our domestic construction segments, our United States building services segment and our United Kingdom construction and building services segment were partially offset by decreased gross profit margin with our United States industrial services segment. Gross profit margin for the first half of 2013 was adversely impacted by a significant project write-down reported in our United States mechanical construction and facilities services segment.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Selling, general and administrative expenses	$151,461	$139,623	$296,389	$278,133
Selling, general and administrative expenses, as a percentage of revenues	9.7%	9.0%	9.4%	8.9%
Our selling, general and administrative expenses for the three months ended June 30, 2014 increased by $11.8 million to $151.5 million compared to $139.6 million for the three months ended June 30, 2013. Selling, general and administrative expenses for the six months ended June 30, 2014 increased by $18.3 million to $296.4 million compared to $278.1 million for the six months ended June 30, 2013. Selling, general and administrative expenses as a percentage of revenues were 9.7% and 9.4% for the three and six months ended June 30, 2014, respectively, compared to 9.0% and 8.9% for the three and six months ended June 30, 2013, respectively. This increase in selling, general and administrative expenses for the three and six months ended June 30, 2014 primarily resulted from $10.9 million and $22.6 million of expenses directly related to companies acquired in 2013, including amortization expense of $3.5 million and $7.0 million attributable to identifiable intangible assets, respectively. Additionally, selling, general and administrative expenses for the three months ended June 30, 2014 increased due to an increase in certain employee related costs such as employee benefits. Selling, general and administrative expenses for the three and six months ended June 30, 2013 included $1.4 million of transaction costs associated with the acquisition of RSI.
Restructuring expenses
Restructuring expenses were $0.4 million and $1.3 million for the three and six months ended June 30, 2014, respectively. Restructuring expenses for the three months ended June 30, 2014 included $0.4 million of employee severance obligations. Restructuring expenses for the six months ended June 30, 2014 included $1.1 million of employee severance obligations and $0.2 million relating to the termination of leased facilities. Restructuring expenses were $5.8 million and $7.2 million for the three and six months ended June 30, 2013, respectively. Restructuring expenses for the three months ended June 30, 2013 included $5.2 million of employee severance obligations and $0.6 million relating to the termination of leased facilities. Restructuring expenses for the six months ended June 30, 2013 included $6.6 million of employee severance obligations and $0.6 million relating to the termination of leased facilities. As of June 30, 2014, the balance of these restructuring obligations yet to be paid was $3.9 million, the majority of which is expected to be paid in 2014. We expect to incur an additional $0.5 million of expenses in connection with restructuring through 2014.

Operating income
The following table presents our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended June 30,
	2014	% of Segment Revenues	2013	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$24,841	7.4%	$25,236	7.5%
United States mechanical construction and facilities services	28,740	5.3%	18,248	3.1%
United States building services	13,920	3.3%	16,763	3.7%
United States industrial services	12,376	7.0%	3,265	4.1%
Total United States operations	79,877	5.4%	63,512	4.4%
United Kingdom construction and building services	4,541	5.1%	(4,537)	(4.2)%
Corporate administration	(16,244)	—	(17,063)	—
Restructuring expenses	(438)	—	(5,813)	—
Total worldwide operations	67,736	4.3%	36,099	2.3%
Other corporate items:
Interest expense	(2,242)		(1,764)
Interest income	221		270
Income before income taxes	$65,715		$34,605

	For the six months ended June 30,
	2014	% of Segment Revenues	2013	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$46,496	7.2%	$44,176	6.9%
United States mechanical construction and facilities services	47,846	4.5%	29,388	2.6%
United States building services	34,218	4.0%	29,643	3.3%
United States industrial services	35,770	8.7%	26,012	11.6%
Total United States operations	164,330	5.5%	129,219	4.5%
United Kingdom construction and building services	5,838	3.1%	(3,258)	(1.4)%
Corporate administration	(31,711)	—	(31,421)	—
Restructuring expenses	(1,347)	—	(7,176)	—
Total worldwide operations	137,110	4.3%	87,364	2.8%
Other corporate items:
Interest expense	(4,490)		(3,626)
Interest income	455		627
Income before income taxes	$133,075		$84,365
As described below in more detail, operating income was $67.7 million and $137.1 million for the three and six months ended June 30, 2014, respectively, compared to $36.1 million and $87.4 million for the three and six months ended June 30, 2013. Operating margin was 4.3% for both periods ended June 30, 2014 compared to 2.3% and 2.8% for the three and six months ended June 30, 2013, respectively.
Operating income of our United States electrical construction and facilities services segment for the three and six months ended June 30, 2014 was $24.8 million and $46.5 million, respectively, compared to operating income of $25.2 million and $44.2 million for the three and six months ended June 30, 2013, respectively. The decrease in operating income for the three months ended June 30, 2014 was primarily due to a decrease in gross profit attributable to transportation, healthcare and water and wastewater construction projects. The increase in operating income for the six months ended June 30, 2014 was primarily the result of an increase in gross profit attributable to commercial, manufacturing and institutional construction projects. The decrease in operating margin for the three months ended June 30, 2014 was attributable to an increase in the ratio of selling, general and administrative expenses to revenues. The increase in operating margin for the six months ended June 30, 2014 was primarily attributable to an increase in gross profit margin.
Our United States mechanical construction and facilities services segment operating income for the three months ended June 30, 2014 was $28.7 million, a $10.5 million increase compared to operating income of $18.2 million for the three months ended June 30, 2013. Operating income for the six months ended June 30, 2014 was $47.8 million, a $18.5 million increase compared to operating income of $29.4 million for the six months ended June 30, 2013. Operating income was favorably impacted by an increase in gross profit from institutional, commercial, manufacturing and hospitality construction projects, partially offset by a decrease in gross profit from transportation, water and wastewater and healthcare construction projects. The results for the three and six months ended June 30, 2014 included the receipt of $3.0 million from former shareholders of a company we had acquired as a result of the settlement of a claim by us under the acquisition agreement; this payment has been recorded as a reduction of "Cost of sales" in the Condensed Consolidated Statements of Operations. The results for the three and six months ended June 30, 2013 included losses of $10.9 million and $18.5 million, respectively, from one of our subsidiaries at two projects located in the southeastern United States, partially offset by $2.4 million and $2.9 million, respectively, of income attributable to the reversal of contingent consideration accruals related to prior acquisitions. Companies acquired in 2013 generated operating income of $0.9 million, net of amortization expense of $0.1 million attributable to identifiable intangible assets, for each of the three and six months ended June 30, 2014. The increase in operating margin for both 2014 periods was attributable to an increase in gross profit margin.
Operating income of our United States building services segment for the three months ended June 30, 2014 decreased by $2.8 million compared to operating income for the three months ended June 30, 2013, and its operating income for the six months ended June 30, 2014 increased by $4.6 million compared to operating income for the six months ended June 30, 2013. The decrease in operating income for the three months ended June 30, 2014 was primarily attributable to: (a) our commercial site-based services, as a result of a large contract that was terminated by agreement of the parties and (b) our energy services, due to a reduction of large project work. The increase in operating income for the six months ended June 30, 2014 was primarily attributable to an increase in gross profit from this segment's: (a) mobile mechanical services, partially due to increased profitability in services related work, (b) government site-based services and (c) snow removal contracts from certain of our commercial site-based services operations. The decrease in operating margin for the three months ended June 30, 2014 was attributable to an increase in the ratio of selling, general and administrative expenses to revenues. The increase in operating margin for the six months ended June 30, 2014 was attributable to an increase in gross profit margin.
Operating income of our United States industrial services segment for the three months ended June 30, 2014 increased by $9.1 million compared to operating income for the three months ended June 30, 2013, and its operating income for the six months ended June 30, 2014 increased by $9.8 million compared to the six months ended June 30, 2013. For the three and six months ended June 30, 2014, RSI contributed $1.5 million and $8.8 million of operating income, net of $3.4 million and $6.9 million of amortization expense attributable to identifiable intangible assets, respectively. Operating income for both periods also benefited from an increase in demand for this segment’s industrial field services. The increase in operating income for the six months ended June 30, 2014 was partially offset by a reduction in operating income from our industrial shop services operations, which had benefited from exceptionally strong demand during the first quarter of 2013. The increase in operating margin for the three months ended June 30, 2014 was attributable to a decrease in the ratio of selling, general and administrative expenses to revenues. The decrease in operating margin for the six months ended June 30, 2014 was attributable to a decrease in gross profit margin.
Our United Kingdom construction and building services segment operating income was $4.5 million and $5.8 million for the three and six months ended June 30, 2014, respectively, compared to operating losses of $4.5 million and $3.3 million for the three and six months ended June 30, 2013, respectively, due to a reduction in losses from its construction operations offset in part by a decrease in income recognized from the commercial market within its building services operations. In addition, this segment recognized income of $4.8 million for the three and six months ended June 30, 2014, which has been recorded as a reduction of "Cost of sales" in the Condensed Consolidated Statements of Operations, as a result of a reduction in the estimate of certain accrued contract costs that were no longer expected to be incurred within its building services operations. The increase in operating margin for both 2014 periods was attributable to an increase in gross profit margins and a decrease in the ratio of selling, general and administrative expenses to revenues.
Our corporate administration operating loss for the three months ended June 30, 2014 was $16.2 million compared to $17.1 million for the three months ended June 30, 2013. Our corporate administration loss for the six months ended June 30, 2014 was $31.7 million compared to $31.4 million for the six months ended June 30, 2013. Our corporate administration operating loss for the three and six months ended June 30, 2013 included $1.4 million of transaction costs associated with the acquisition of RSI. Also, our corporate administration operating loss for the six months ended June 30, 2013 was reduced by the receipt of an insurance recovery of approximately $2.6 million that was received in January 2013 associated with a previously disposed of operation, which is classified as a component of "Cost of sales" in the Condensed Consolidated Statements of Operations.

Interest expense for the three months ended June 30, 2014 and 2013 was $2.2 million and $1.8 million, respectively. Interest expense for the six months ended June 30, 2014 and 2013 was $4.5 million and $3.6 million, respectively. The increase in interest expense for both 2014 periods was primarily due to increased borrowings. Interest income for the three months ended June 30, 2014 and 2013 was $0.2 million and $0.3 million, respectively. Interest income for the six months ended June 30, 2014 and 2013 was $0.5 million and $0.6 million, respectively.
For the three months ended June 30, 2014 and 2013, our income tax provision was $24.7 million and $13.1 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 38.0% and 40.7%, respectively. The actual income tax rates on income before income taxes, less amounts attributable to noncontrolling interests, for the three months ended June 30, 2014 and 2013, inclusive of discrete items, were 38.0% and 38.5%, respectively. For the six months ended June 30, 2014 and 2013, our income tax provision was $50.2 million and $32.2 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 38.0% and 39.4%, respectively. The actual income tax rates on income before income taxes, less amounts attributable to noncontrolling interests, for the six months ended June 30, 2014 and 2013, inclusive of discrete items, were 38.1% and 38.6%, respectively. The increase in the 2014 income tax provision was primarily due to increased income before income taxes.
Liquidity and Capital Resources
The following table presents our net cash used in operating activities, investing activities and financing activities (in thousands):

	For the six months ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$39,640	$(52,211)
Net cash used in investing activities	$(14,431)	$(10,393)
Net cash used in financing activities	$(29,639)	$(8,058)
Effect of exchange rate changes on cash and cash equivalents	$1,736	$(4,256)
Our consolidated cash balance decreased by approximately $2.7 million from $439.8 million at December 31, 2013 to $437.1 million at June 30, 2014. Net cash provided by operating activities for the six months ended June 30, 2014 was $39.6 million compared to $52.2 million of net cash used in operating activities for the six months ended June 30, 2013. The increase in cash provided by operating activities, excluding the effect of businesses acquired, was primarily due to: (a) a $139.1 million decrease in our accounts receivable balances and (b) a $21.8 million reduction in income taxes paid, partially offset by a $85.8 million decrease in accounts payable. Net cash used in investing activities was $14.4 million for the six months ended June 30, 2014 compared to net cash used in investing activities of $10.4 million for the six months ended June 30, 2013. Net cash used in financing activities for the six months ended June 30, 2014 increased by approximately $21.6 million compared to the six months ended June 30, 2013. The increase in net cash used in financing activities was primarily due to an increase in funds used for the repurchase of common stock, repayment of long-term debt, and payment of regular quarterly dividends to stockholders, partially offset by an increase in proceeds from the exercise of stock options.
The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Term Loan (including interest currently at 1.40%) (1)	$360.3	$22.2	$43.8	$294.3	$—
Capital lease obligations	4.2	1.8	2.1	0.3	—
Operating leases	181.1	53.2	75.7	30.4	21.8
Open purchase obligations (2)	881.9	742.2	128.8	10.9	—
Other long-term obligations, including current portion (3)	358.9	40.1	306.0	12.8	—
Liabilities related to uncertain income tax positions	2.6	0.1	1.5	—	1.0
Total Contractual Obligations	$1,789.0	$859.6	$557.9	$348.7	$22.8

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$92.6	$90.4	$2.2	$—	$—

 _________

(1)
On November 25, 2013, we entered into a a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan"), (collectively referred to as the "2013 Credit Agreement"). The proceeds of the Term Loan were used to repay amounts drawn under our previous credit agreement. As of June 30, 2014, the amount outstanding under the Term Loan was $341.3 million.

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

Until November 25, 2013, we had a revolving credit agreement (the "2011 Credit Agreement") as amended, which provided for a revolving credit facility of $750.0 million. The 2011 Credit Agreement was effective November 21, 2011. Effective November 25, 2013, we amended and restated the 2011 Credit Agreement to provide for a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan") (collectively referred to as the "2013 Credit Agreement") expiring November 25, 2018. The proceeds of the Term Loan were used to repay amounts drawn under the 2011 Credit Agreement. We may increase the 2013 Revolving Credit Facility to $1.05 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of available borrowings under the 2013 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. The 2013 Credit Agreement is guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2013 Revolving Credit Facility and the Term Loan contain various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2013 Revolving Credit Facility, which ranges from 0.20% to 0.30%, based on certain financial tests. The fee is 0.20% of the unused amount as of June 30, 2014. Borrowings under the 2013 Credit Agreement bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2014) plus 0.25% to 0.75%, based on certain financial tests or (2) United States dollar LIBOR (0.15% at June 30, 2014) plus 1.25% to 1.75%, based on certain financial tests. The interest rate in effect at June 30, 2014 was 1.40%. Letter of credit fees issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized approximately $3.0 million of debt issuance costs associated with the 2013 Credit Agreement. This amount is being amortized over the life of the agreement and is included as part of interest expense. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended March 31, 2014, in the amount of $4.4 million, with a payment of all unpaid principal and interest due on November 25, 2018. As of June 30, 2014, the balance of the Term Loan was $341.3 million. As of June 30, 2014 and December 31, 2013, we had approximately $92.4 million and $83.3 million of letters of credit outstanding, respectively. There were no borrowings outstanding under the 2013 Revolving Credit Facility at June 30, 2014.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2014, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.1 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
On September 26, 2011, our Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. During 2014, we repurchased approximately 0.4 million shares of our common stock for approximately $18.7 million. Since the inception of the repurchase program through June 30, 2014, we have repurchased 3.2 million shares of our common stock for approximately $96.2 million, and there remains authorization for us to repurchase approximately $3.8 million of our shares under that authorization. On December 5, 2013, our Board of Directors authorized us to repurchase up to an additional $100.0 million of our outstanding common stock. As a result, $103.8 million was available for repurchase as of June 30, 2014. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase programs may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
We have paid quarterly dividends since October 25, 2011. In December 2013, our Board of Directors announced its intention to increase the regular quarterly dividend to $0.08 per share commencing with the dividend to be paid in the first quarter of 2014. We expect that such quarterly dividends will be paid in the foreseeable future. Prior to October 25, 2011, no cash dividends had been paid on the Company's common stock. Our 2013 Credit Agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of the credit agreement currently materially limit our ability to pay a quarterly dividend of $0.08 per share for the foreseeable future. The payment of dividends has been and will be funded from our operations.
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2013 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, there were typically fewer small discretionary projects from the private sector, and our competitors aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Cost and estimated earnings in excess of billings on uncompleted contracts”, were $270.5 million and $290.6 million as of June 30, 2014 and December 31, 2013, respectively.
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

Certain Insurance Matters
As of June 30, 2014 and December 31, 2013, we utilized approximately $92.4 million and $83.3 million, respectively, of letters of credit obtained under our 2013 Revolving Credit Facility as collateral for our insurance obligations.
New Accounting Pronouncements
We review new accounting standards to determine the expected financial impact, if any, that the adoption of such standards will have. Refer to Part I. Item 1, "Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 2, New Accounting Pronouncements", for further information regarding new accounting standards, including the anticipated dates of adoption and the effects on our consolidated financial position, results of operations or liquidity.
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
Revenue Recognition for Long-term Construction Contracts and Services Contracts
We believe our most critical accounting policy is revenue recognition from long-term construction contracts for which we use the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with Accounting Standard Codification (“ASC”) Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”, and, accordingly, is the method used for revenue recognition within our industry. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of our electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Pre-contract costs from our construction projects are generally expensed as incurred. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts in the Condensed Consolidated Balance Sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the Condensed Consolidated Balance Sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract.
Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill unbilled revenues and collect amounts after billing. The profit associated with claim amounts is not recognized until the claim has been settled and payment has been received. We did not recognize any material amounts associated with claim settlements during the periods presented. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the condensed consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of services for maintenance, repair and retrofit work consistent with the performance of services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. During the three and six months ended June 30, 2013, we recognized losses of approximately $10.9 million and $18.5 million, respectively, associated with a project within the United States mechanical construction and facilities services segment as a result of a change in contract estimates. There were no significant losses recognized during the three and six months ended June 30, 2014.

Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. At June 30, 2014 and December 31, 2013, our accounts receivable of $1,203.7 million and $1,268.2 million, respectively, included allowances for doubtful accounts of $10.2 million and $11.9 million, respectively. The decrease in our allowance for doubtful accounts was primarily due to the write-off of accounts receivable against the allowance for doubtful accounts. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated insurance liabilities for workers' compensation, automobile liability, general liability and property claims decreased by $2.8 million for the six months ended June 30, 2014 compared to the year ended December 31, 2013, primarily due to a reduction in estimated losses as a result of favorable claims experience. If our estimated insurance liabilities for workers' compensation, automobile liability, general liability and property claims had increased by 10%, it would have resulted in $13.8 million of additional expense for the six months ended June 30, 2014.
Income Taxes
We had net deferred income tax liabilities at June 30, 2014 and December 31, 2013 of $130.8 million and $126.8 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liability balances are deferred income tax assets. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of June 30, 2014 and December 31, 2013, the total valuation allowance on deferred income tax assets was approximately $2.2 million.
Goodwill and Identifiable Intangible Assets
As of June 30, 2014, we had $834.1 million and $522.5 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2013, goodwill and net identifiable intangible assets were $834.8 million and $541.5 million, respectively. The changes to goodwill since December 31, 2013 were primarily related to the sale of a subsidiary in January 2014 and changes in the purchase price accounting for an acquisition during 2013. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 12, "Segment Information", of the notes to condensed consolidated financial statements. In assessing whether our goodwill is impaired, we first qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount using various factors. If after this assessment we are unable to determine that the fair value of a reporting unit exceeds the carrying amount, we proceed to the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. No impairment of our goodwill was recognized for either of the three or six month periods ended June 30, 2014 and 2013.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. No impairment of our trade names was recognized for either of the three or six month periods ended June 30, 2014 and 2013.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. No impairment of our other identifiable intangible assets was recognized for either of the three or six month periods ended June 30, 2014 and 2013.
As of June 30, 2014, we had $834.1 million of goodwill on our balance sheet and, of this amount, approximately 46.1% relates to our United States industrial services segment, 27.4% relates to our United States building services segment, approximately 26.0% relates to our United States mechanical construction and facilities services segment and approximately 0.5% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, October 1, 2013, the carrying values of our United States industrial services segment, our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment were approximately $744.9 million, $487.7 million, $237.7 million and $58.7 million, respectively. The fair values of our United States industrial services segment, our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment exceeded their carrying values by approximately $45.0 million, $126.0 million, $519.9 million, and $366.8 million, respectively. The weighted average cost of capital used in testing goodwill for impairment was 12.1%, 12.6% and 11.1% for our domestic construction segments, our United states building services segment and our United States industrial services segment, respectively. The perpetual growth rate used was 2.7% for our domestic segments.
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
Although we have not yet conducted our October 1, 2014 goodwill and other impairment tests, there have been no impairments recognized through the first half of 2014. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the three months ended June 30, 2014, including trading or speculating on changes in commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2013 Credit Agreement. Borrowings under the 2013 Credit Agreement bear interest at variable rates. As of June 30, 2014, there were no borrowings outstanding under the 2013 Revolving Credit Facility and the balance of the Term Loan was $341.3 million. This instrument bears interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2014) plus 0.25% to 0.75% based on certain financial tests or (2) United States dollar LIBOR (0.15% at June 30, 2014) plus 1.25% to 1.75% based on certain financial tests. The interest rate in effect at June 30, 2014 was 1.40%. Based on the $341.3 million borrowings outstanding under the 2013 Credit Agreement, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.5 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.5 million in the next twelve months. Letter of credit fees issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. The 2013 Credit Agreement expires on November 25, 2018. There is no guarantee that we will be able to renew the 2013 Credit Agreement at its expiration.
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
Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of equity, in the Condensed Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies may have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in their same local currencies.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. – OTHER INFORMATION.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made during the quarter ended June 30, 2014 by us:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs
April 1, 2014 to April 30, 2014	95,339	$43.92	95,339	$118,304,836
May 1, 2014 to May 31, 2014	102,852	$44.24	102,852	$113,751,994
June 1, 2014 to June 30, 2014	222,921	$44.74	222,921	$103,771,320

(1)
On September 26, 2011, we announced that our Board of Directors had authorized us to repurchase up to $100.0 million of our outstanding common stock, and on June 30, 2014, there remained authorization for us to repurchase approximately $3.8 million of our shares under that authorization. On December 5, 2013, we announced that our Board of Directors had authorized us to repurchase up to an additional $100.0 million of our outstanding common stock. As a result, $103.8 million was available for repurchase as of June 30, 2014. No shares have been repurchased since the programs have been announced other than pursuant to these publicly announced programs. Acquisitions under our repurchase programs may be made from time to time as permitted by securities laws and other legal requirements.

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
Date: July 29, 2014

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
Exhibit 4(a) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K")
4(b)	Fourth Amended and Restated Security Agreement dated as of November 25, 2013 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to 2013 Form 10-K
4(c)	Fourth Amended and Restated Pledge Agreement dated as of November 25, 2013 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to 2013 Form 10-K
4(d)	Third Amended and Restated Guaranty Agreement dated as of November 25, 2013 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to 2013 Form 10-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(h-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(i-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(i-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(i-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(i-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(j-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(j-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(j-3)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)
10(k)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(l-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005
10(l-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(l-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(l-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 ("March 2012 Form 10-Q")
10(l-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR's Quarterly Report on Form 10Q for the quarter ended March 31, 2014
10(l-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(m-1)	2003 Non-Employee Directors’ Stock Option Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held on June 12, 2003 (“2003 Proxy Statement”)
10(m-2)	First Amendment to 2003 Non-Employee Directors’ Plan	Exhibit 10(u-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)
10(n-1)	2003 Management Stock Incentive Plan	Exhibit B to EMCOR’s 2003 Proxy Statement
10(n-2)	Amendments to 2003 Management Stock Incentive Plan	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”)
10(n-3)	Second Amendment to 2003 Management Stock Incentive Plan	Exhibit 10(v-3) to 2006 Form 10-K
10(o)	Form of Stock Option Agreement evidencing grant of stock options under the 2003 Management Stock Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report January 3, 2005)
10(p)	Key Executive Incentive Bonus Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(q)	Consents on December 15, 2009 to Transfer Stock Options by Non-Employee Directors	Exhibit 10(z) to 2009 Form 10-K
10(r-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007
10(r-2)	Option Agreement dated December 13, 2007 under 2007 Incentive Plan between Jerry E. Ryan and EMCOR	Exhibit 10(h)(h-2) to 2007 Form 10-K
10(r-3)	Option Agreement dated December 15, 2008 under 2007 Incentive Plan between David Laidley and EMCOR	Exhibit 10.1 to Form 8-K (Date of Report December 15, 2008)
10(r-4)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K
10(s-1)	2010 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held on June 11, 2010

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(s-2)	Amendment No. 1 to 2010 Incentive Plan	Exhibit 10(f)(f-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”)
10(s-3)	Amendment No. 2 to 2012 Incentive Plan	Exhibit 10(t-3) to 2012 Form 10-K
10(s-4)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(s-5)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K
10(t)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(u)
Form of Restricted Stock Award Agreement dated January 3, 2012 between EMCOR and each of Larry J. Bump, Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Frank T. MacInnis, Jerry E. Ryan and Michael T. Yonker
Exhibit 10(m)(m) to 2011 Form 10-K
10(v-1)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(v-2)
Form of Amended and Restated Restricted Stock Award Agreement dated December 14, 2011 amending and restating restricted stock award agreement dated June 1, 2011 under Director Award Program with each of Stephen W. Bershad, David A.B. Brown, Larry J. Bump, Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker
Exhibit 10(o)(o) to 2011 Form 10-K
10(w)	Restricted Stock Unit Agreement dated May 9, 2011 between EMCOR and Anthony J. Guzzi	Exhibit 10(o)(o) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10(x)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(y)	Form of Restricted Stock Unit Agreement dated March , 2012 between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(o)(o) to the March 31, 2012 Form 10-Q
10(z)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(a)(a)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 ("June 2012 Form 10-Q")
10(b)(b)	Director Award Program, as Amended and Restated December 6, 2012	Exhibit 10(d)(d) to 2012 Form 10-K
10(c)(c)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(d)(d)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(e)(e)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(f)(f)	Restricted Stock Unit Award Agreement dated October 23, 2013 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to 2013 Form 10-K
10(g)(g)	Restricted Stock Unit Award Agreement dated June 11, 2014 between EMCOR and Stephen W. Bershad	Filed herewith
11	Computation of Basic EPS and Diluted EPS for the three and six months ended June 30, 2014 and 2013	Note 5 of the Notes to the Condensed Consolidated Financial Statements

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Filed herewith
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Condensed Consolidated Financial Statements.
Filed