Form 10-Q
period 2014-09-30
EMCOR GROUP INC
filed 2014-10-28
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Number of shares of Common Stock outstanding as of the close of business on October 23, 2014: 64,747,535 shares.

EMCOR Group, Inc.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$437,446	$439,813
Accounts receivable, net	1,233,916	1,268,226
Costs and estimated earnings in excess of billings on uncompleted contracts	121,577	90,727
Inventories	67,173	52,123
Prepaid expenses and other	66,558	79,216
Total current assets	1,926,670	1,930,105
Investments, notes and other long-term receivables	7,634	6,799
Property, plant and equipment, net	122,240	123,414
Goodwill	834,102	834,825
Identifiable intangible assets, net	513,001	541,497
Other assets	31,020	29,275
Total assets	$3,434,667	$3,465,915
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit facility	$—	$—
Current maturities of long-term debt and capital lease obligations	19,138	19,332
Accounts payable	404,094	487,738
Billings in excess of costs and estimated earnings on uncompleted contracts	384,782	381,295
Accrued payroll and benefits	247,151	237,779
Other accrued expenses and liabilities	191,965	172,599
Total current liabilities	1,247,130	1,298,743
Borrowings under revolving credit facility	—	—
Long-term debt and capital lease obligations	321,222	335,331
Other long-term obligations	340,592	352,215
Total liabilities	1,908,944	1,986,289
Equity:
EMCOR Group, Inc. stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 66,230,165 and 67,627,359 shares issued, respectively	662	676
Capital surplus	342,247	408,083
Accumulated other comprehensive loss	(64,678)	(65,777)
Retained earnings	1,243,762	1,133,873
Treasury stock, at cost 659,841 and 730,841 shares, respectively	(10,302)	(10,590)
Total EMCOR Group, Inc. stockholders’ equity	1,511,691	1,466,265
Noncontrolling interests	14,032	13,361
Total equity	1,525,723	1,479,626
Total liabilities and equity	$3,434,667	$3,465,915
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues	$1,566,711	$1,605,315	$4,710,169	$4,684,248
Cost of sales	1,344,482	1,398,753	4,051,496	4,099,473
Gross profit	222,229	206,562	658,673	584,775
Selling, general and administrative expenses	159,983	147,917	454,243	419,679
Restructuring expenses	398	601	799	652
Gain on sale of building	11,749	—	11,749	—
Operating income	73,597	58,044	215,380	164,444
Interest expense	(2,397)	(2,351)	(6,887)	(5,978)
Interest income	186	234	641	862
Income from continuing operations before income taxes	71,386	55,927	209,134	159,328
Income tax provision	23,998	24,024	75,428	60,622
Income from continuing operations	47,388	31,903	133,706	98,706
Loss from discontinued operation, net of income taxes	(611)	(3,010)	(4,087)	(17,621)
Net income including noncontrolling interests	46,777	28,893	129,619	81,085
Less: Net income attributable to noncontrolling interests	(1,753)	(2,203)	(3,421)	(3,214)
Net income attributable to EMCOR Group, Inc.	$45,024	$26,690	$126,198	$77,871
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.68	$0.44	$1.94	$1.42
From discontinued operation	(0.01)	(0.04)	(0.06)	(0.26)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.67	$0.40	$1.88	$1.16
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.68	$0.43	$1.92	$1.40
From discontinued operation	(0.01)	(0.04)	(0.06)	(0.26)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.67	$0.39	$1.86	$1.14

Dividends declared per common share	$0.08	$0.06	$0.24	$0.12
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income including noncontrolling interests	$46,777	$28,893	$129,619	$81,085
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(312)	(491)	(246)	(463)
Post retirement plans, amortization of actuarial loss included in net income (1)	449	611	1,345	1,714
Other comprehensive income	137	120	1,099	1,251
Comprehensive income	46,914	29,013	130,718	82,336
Less: Comprehensive income attributable to noncontrolling interests	(1,753)	(2,203)	(3,421)	(3,214)
Comprehensive income attributable to EMCOR Group, Inc.	$45,161	$26,810	$127,297	$79,122
_________

(1)
Net of tax of $0.1 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and net of tax of $0.4 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively.

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows - operating activities:
Net income including noncontrolling interests	$129,619	$81,085
Depreciation and amortization	27,211	25,907
Amortization of identifiable intangible assets	28,497	21,317
Deferred income taxes	4,434	(666)
Loss on sale of subsidiary	608	—
Gain on sale of building	(11,749)	—
Excess tax benefits from share-based compensation	(5,886)	(1,267)
Equity income from unconsolidated entities	(1,349)	(880)
Other non-cash items	8,005	2,403
Distributions from unconsolidated entities	1,640	634
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(72,036)	(60,486)
Net cash provided by operating activities	108,994	68,047
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	—	(448,943)
Proceeds from sale of subsidiary	1,108	—
Proceeds from sale of building	11,885	—
Proceeds from sale of property, plant and equipment	3,138	1,171
Purchase of property, plant and equipment	(27,574)	(24,006)
Maturity of short-term investments	—	4,616
Investments in and advances to unconsolidated entities and joint ventures	(1,865)	—
Net cash used in investing activities	(13,308)	(467,162)
Cash flows - financing activities:
Proceeds from revolving credit facility	—	250,000
Repayments of long-term debt	(13,074)	(6)
Repayments of capital lease obligations	(1,272)	(1,256)
Dividends paid to stockholders	(16,109)	(8,052)
Repurchase of common stock	(76,395)	(4,998)
Proceeds from exercise of stock options	5,044	2,320
Payments to satisfy minimum tax withholding	(1,481)	(927)
Issuance of common stock under employee stock purchase plan	2,677	2,088
Payments for contingent consideration arrangements	—	(537)
Distributions to noncontrolling interests	(2,750)	(1,300)
Excess tax benefits from share-based compensation	5,886	1,267
Net cash (used in) provided by financing activities	(97,474)	238,599
Effect of exchange rate changes on cash and cash equivalents	(579)	(750)
Decrease in cash and cash equivalents	(2,367)	(161,266)
Cash and cash equivalents at beginning of year	439,813	605,303
Cash and cash equivalents at end of period	$437,446	$444,037
Supplemental cash flow information:
Cash paid for:
Interest	$5,606	$4,893
Income taxes	$60,276	$85,479
Non-cash financing activities:
Assets acquired under capital lease obligations	$93	$475
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2012	$1,357,179	$680	$416,104	$(81,040)	$1,022,239	$(11,903)	$11,099
Net income including noncontrolling interests	81,085	—	—	—	77,871	—	3,214
Other comprehensive income	1,251	—	—	1,251	—	—	—
Common stock issued under share-based compensation plans (2)	2,660	2	2,451	—	—	207	—
Common stock issued under employee stock purchase plan	2,088	—	2,088	—	—	—	—
Common stock dividends	(8,052)	—	40	—	(8,092)	—	—
Repurchase of common stock	(4,998)	(1)	(4,997)	—	—	—	—
Distributions to noncontrolling interests	(1,300)	—	—	—	—	—	(1,300)
Share-based compensation expense	5,288	—	5,288	—	—	—	—
Balance, September 30, 2013	$1,435,201	$681	$420,974	$(79,789)	$1,092,018	$(11,696)	$13,013
Balance, December 31, 2013	$1,479,626	$676	$408,083	$(65,777)	$1,133,873	$(10,590)	$13,361
Net income including noncontrolling interests	129,619	—	—	—	126,198	—	3,421
Other comprehensive income	1,099	—	—	1,099	—	—	—
Common stock issued under share-based compensation plans (2)	9,805	6	9,511	—	—	288	—
Common stock issued under employee stock purchase plan	2,677	—	2,677	—	—	—	—
Common stock dividends	(16,109)	—	200	—	(16,309)	—	—
Repurchase of common stock	(84,565)	(20)	(84,545)	—	—	—	—
Distributions to noncontrolling interests	(2,750)	—	—	—	—	—	(2,750)
Share-based compensation expense	6,321	—	6,321	—	—	—	—
Balance, September 30, 2014	$1,525,723	$662	$342,247	$(64,678)	$1,243,762	$(10,302)	$14,032

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

(2)	Includes the tax benefit associated with share-based compensation of $6.2 million and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively.
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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.
During the third quarter of 2014, we ceased construction operations in the United Kingdom. As a result, the segment formally named the United Kingdom construction and building services segment has been renamed the United Kingdom building services segment. Our reportable segments have been restated in all periods presented to reflect this change.
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
NOTE 3 Acquisitions of Businesses
On July 29, 2013, we completed the acquisition of RepconStrickland, Inc. (“RSI”), a leading provider of recurring turnaround and specialty services to the North American refinery and petrochemical markets. This acquisition expands and strengthens our service offerings to new and existing customers and enhances our position within the industrial services and energy market sectors. Under the terms of the transaction, we acquired 100% of RSI's stock for total consideration of $463.6 million. The acquisition was funded with cash on hand and $250.0 million from borrowings under our revolving credit facility. This acquisition was accounted for using the acquisition method of accounting. We acquired working capital of $35.5 million and other net liabilities of $67.1 million and have ascribed $267.8 million to goodwill and $227.4 million to identifiable intangible assets in connection with the acquisition of RSI, which has been included in our United States industrial services segment. We expect that $49.0 million of acquired goodwill will be deductible for tax purposes.
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
During the three months ended September 30, 2014 and 2013, respectively, we recorded a reversal of zero and $3.1 million of liabilities resulting in non-cash income attributable to contingent consideration arrangements relating to prior acquisitions. During the nine months ended September 30, 2014 and 2013, respectively, we recorded a net reversal of $0.2 million and $6.0 million of liabilities resulting in non-cash income attributable to contingent consideration arrangements relating to prior acquisitions.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 Disposition of Assets

In January 2014, we sold a subsidiary reported in our United States building services segment. Proceeds from the sale totaled approximately $1.1 million. Included in net income for the nine months ended September 30, 2014 was a loss of $0.6 million from this sale, which is classified as a component of "Selling, general and administrative expenses" in the Condensed Consolidated Statements of Operations.
On July 22, 2014, we sold a building and land owned by one of our subsidiaries reported in the United States mechanical construction and facilities services segment. We recognized a gain of approximately $11.7 million for this transaction in the third quarter of 2014, which has been classified as a "Gain on sale of building" in the Condensed Consolidated Statements of Operations.

Due to recurring losses over the last several years in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future, we announced during the quarter ended June 30, 2013 our decision to withdraw from the construction market in the United Kingdom. During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for the three and nine months ended September 30, 2014 and 2013 are presented in our Condensed Consolidated Financial Statements as discontinued operations.

The results of discontinued operations are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenues	$3,166	$23,752	$17,149	$69,973
Loss from discontinued operation, net of income taxes	$(611)	$(3,010)	$(4,087)	$(17,621)
Diluted loss per share from discontinued operation	$(0.01)	$(0.04)	$(0.06)	$(0.26)

Included in the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 are the following major classes of assets and liabilities associated with the discontinued operation (in thousands):

	September 30, 2014	December 31, 2013
Assets of discontinued operation:
Current assets	$10,927	$26,630
Non-current assets	$359	$833

Liabilities of discontinued operation:
Current liabilities	$15,555	$41,024
Non-current liabilities	$140	$513

At September 30, 2014, the assets and liabilities of the discontinued operation consist of accounts receivable, contract retentions and contract warranty obligations that are expected to be collected or fulfilled in the ordinary course of business. Additionally at September 30, 2014, there remained $2.2 million of obligations related to employee severance and the termination of leased facilities, the majority of which is expected to be paid over the next twelve months.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 Earnings Per Share
Calculation of Basic and Diluted Earnings (Loss) per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the three and nine months ended September 30, 2014 and 2013 (in thousands, except share and per share data):

	For the three months ended September 30,
	2014	2013
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$45,635	$29,700
Loss from discontinued operation, net of income taxes	(611)	(3,010)
Net income attributable to EMCOR Group, Inc. common stockholders	$45,024	$26,690
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	66,714,641	67,174,848
Effect of dilutive securities—Share-based awards	702,906	988,853
Shares used to compute diluted earnings (loss) per common share	67,417,547	68,163,701
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.68	$0.44
From discontinued operation	$(0.01)	$(0.04)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.67	$0.40
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.68	$0.43
From discontinued operation	$(0.01)	$(0.04)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.67	$0.39

	For the nine months ended September 30,
	2014	2013
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc.	$130,285	$95,492
Loss from discontinued operation, net of income taxes	(4,087)	(17,621)
Net income attributable to EMCOR Group, Inc. common stockholders	$126,198	$77,871
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	67,062,732	67,127,149
Effect of dilutive securities—Share-based awards	739,874	992,591
Shares used to compute diluted earnings (loss) per common share	67,802,606	68,119,740
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.94	$1.42
From discontinued operation	(0.06)	(0.26)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.88	$1.16
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.92	$1.40
From discontinued operation	(0.06)	(0.26)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.86	$1.14
There were no anti-dilutive stock options for the three and nine months ended September 30, 2014 and 2013, respectively.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 Inventories
Inventories in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	September 30, 2014	December 31, 2013
Raw materials and construction materials	$35,618	$32,795
Work in process	31,555	19,328
	$67,173	$52,123

NOTE 7 Debt
Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	September 30, 2014	December 31, 2013
Term Loan	$336,875	$350,000
Capitalized lease obligations	3,423	4,652
Other	62	11
	340,360	354,663
Less: current maturities	19,138	19,332
	$321,222	$335,331
Credit Facilities
Until November 25, 2013, we had a revolving credit agreement (the "2011 Credit Agreement") as amended, which provided for a revolving credit facility of $750.0 million. The 2011 Credit Agreement was effective November 21, 2011. Effective November 25, 2013, we amended and restated the 2011 Credit Agreement to provide for a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan") (collectively referred to as the "2013 Credit Agreement") expiring November 25, 2018. The proceeds of the Term Loan were used to repay amounts drawn under the 2011 Credit Agreement. We may increase the 2013 Revolving Credit Facility to $1.05 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of available borrowings under the 2013 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. The 2013 Credit Agreement is guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2013 Revolving Credit Facility and the Term Loan contain various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2013 Revolving Credit Facility, which ranges from 0.20% to 0.30%, based on certain financial tests. The fee is 0.20% of the unused amount as of September 30, 2014. Borrowings under the 2013 Credit Agreement bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2014) plus 0.25% to 0.75%, based on certain financial tests or (2) United States dollar LIBOR (0.15% at September 30, 2014) plus 1.25% to 1.75%, based on certain financial tests. The interest rate in effect at September 30, 2014 was 1.40%. Fees for letters of credit issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized approximately $3.0 million of debt issuance costs associated with the 2013 Credit Agreement. This amount is being amortized over the life of the agreement and is included as part of interest expense. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended March 31, 2014, in the amount of $4.4 million, with a payment of all unpaid principal and interest due on November 25, 2018. As of September 30, 2014, the balance of the Term Loan was $336.9 million. As of September 30, 2014 and December 31, 2013, we had approximately $97.2 million and $83.3 million of letters of credit outstanding, respectively. There were no borrowings outstanding under the 2013 Revolving Credit Facility as of September 30, 2014.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	Assets at Fair Value as of September 30, 2014
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$437,446	—	—	$437,446
Restricted cash (2)	6,938	—	—	6,938
Total	$444,384	—	—	$444,384

	Assets at Fair Value as of December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$439,813	—	—	$439,813
Restricted cash (2)	6,934	—	—	6,934
Total	$446,747	—	—	$446,747
 ________

(1)
Cash and cash equivalents include money market funds with original maturity dates of three months or less, which are Level 1 assets. At September 30, 2014 and December 31, 2013, we had $167.4 million and $147.7 million, respectively, in money market funds.

(2)	Restricted cash is classified as “Prepaid expenses and other” in the Condensed Consolidated Balance Sheets.
We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. The carrying value of our debt associated with the 2013 Credit Agreement approximates its fair value due to the variable rate on such debt.

NOTE 9 Income Taxes
For the three months ended September 30, 2014 and 2013, our income tax provision on income from continuing operations was $24.0 million and $24.0 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.6% and 39.5%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended September 30, 2014 and 2013, inclusive of discrete items, were 34.5% and 44.7%, respectively. For the nine months ended September 30, 2014 and 2013, our income tax provision on income from continuing operations was $75.4 million and $60.6 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.6% and 37.5%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the nine months ended September 30, 2014 and 2013, inclusive of discrete items, were 36.6% and 38.8%, respectively. The increase in the 2014 income tax provision was primarily due to increased income before income taxes. The decrease in the actual income tax rates on income from continuing operations was primarily due to a change in the mix of earnings among various jurisdictions and the quarterly variance in discrete items.
As of September 30, 2014 and December 31, 2013, the amount of unrecognized income tax benefits was $4.3 million and $3.1 million (of which $2.2 million and $1.7 million, if recognized, would favorably affect our effective income tax rate, respectively.)

We report interest expense related to unrecognized income tax benefits in the income tax provision. As of September 30, 2014 and December 31, 2013, we had approximately $0.3 million of accrued interest related to unrecognized income tax benefits included as a liability in the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2014 and 2013,

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 Income Taxes - (Continued)

less than $0.1 million and $0.2 million of interest expense was recognized, respectively. For the nine months ended September 30, 2014 and 2013, less than $0.1 million of interest income and $0.6 million of interest expense was recognized, respectively.
It is possible that approximately $0.1 million of unrecognized income tax benefits at September 30, 2014, primarily relating to uncertain tax positions attributable to compensation related accruals, will become recognized income tax benefits in the next twelve months due to the expiration of applicable statutes of limitations.
We file income tax returns with the Internal Revenue Service and various state, local and foreign tax agencies. The Company is currently under examination by various taxing authorities for the years 2008 through 2013. During the first quarter of 2014, the Internal Revenue Service finalized its audit of our federal income tax returns for the years 2010 through 2011. We agreed to and paid an assessment, for an immaterial amount, proposed by the Internal Revenue Service pursuant to such audit.
NOTE 10 Common Stock
As of September 30, 2014 and December 31, 2013, 65,570,324 and 66,896,518 shares of our common stock were outstanding, respectively.
During the three months ended September 30, 2014 and 2013, 66,126 and 28,493 shares of common stock, respectively, were issued primarily upon: (a) the exercise of stock options and (b) the purchase of common stock pursuant to our employee stock purchase plan. During the nine months ended September 30, 2014 and 2013, 628,850 and 243,690 shares of common stock, respectively, were issued primarily upon: (a) the exercise of stock options, (b) the satisfaction of required conditions under certain of our share-based compensation plans and (c) the purchase of common stock pursuant to our employee stock purchase plan.
On September 26, 2011, our Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. On December 5, 2013, our Board of Directors authorized us to repurchase up to an additional $100.0 million of our outstanding common stock. During 2014, we repurchased approximately 2.0 million shares of our common stock for approximately $84.6 million. Since the inception of the repurchase programs through September 30, 2014, we have repurchased 4.7 million shares of our common stock for approximately $162.1 million. As of September 30, 2014, there remained authorization for us to repurchase approximately $37.9 million of our shares. On October 23, 2014, our Board of Directors authorized us to repurchase up to an additional $250.0 million of our outstanding common stock. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase programs may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
NOTE 11 Retirement Plans
Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under this plan.
Components of Net Periodic Pension Cost
The components of net periodic pension cost of the UK Plan for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Interest cost	$3,510	$3,044	$10,573	$9,147
Expected return on plan assets	(4,226)	(3,549)	(12,729)	(10,664)
Amortization of unrecognized loss	508	633	1,530	1,902
Net periodic pension (income) expense	$(208)	$128	$(626)	$385

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11 Retirement Plans - (Continued)

Employer Contributions
For the nine months ended September 30, 2014, our United Kingdom subsidiary contributed approximately $4.6 million to its UK Plan. It anticipates contributing an additional $1.3 million during the remainder of 2014.
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
Legal Matters
One of our subsidiaries was a subcontractor to a mechanical contractor ("Mechanical Contractor") on a construction project where an explosion occurred. An investigation of the matter could not determine who was responsible for the explosion. As a result of the explosion, lawsuits have been commenced against various parties, but, to date, no lawsuits have been commenced against our subsidiary with respect to personal injury or damage to property as a consequence of the explosion. However, the Mechanical Contractor has asserted claims, in the context of an arbitration proceeding against our subsidiary, alleging that our subsidiary is responsible for a portion of the damages for which the Mechanical Contractor may be liable as a result of: (a) losses asserted by the owner of the project and/or the owner's general contractor because of delays in completion of the project and damages to its property, (b) personal injury suffered by individuals as a result of the explosion and (c) the Mechanical Contractor's legal fees and associated management costs in defending against any and all such claims. In the most recent filing with the Arbitrator, the Mechanical Contractor has indicated that it intends to pursue claims against our subsidiary for alleged violations of the Connecticut and Massachusetts Unfair and Deceptive Trade Practices Acts in the ongoing arbitration proceeding. We believe, and have been advised by counsel, that we have a number of meritorious defenses to all such matters. We believe that the ultimate outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. Notwithstanding our assessment of the final impact of this matter, we are not able to estimate with any certainty the amount of loss, if any, which would be associated with an adverse resolution.
One of our subsidiaries, USM, Inc. ("USM"), doing business in California provides, among other things, janitorial services to its customers by having those services performed by independent janitorial companies. USM and one of its customers, which owns retail stores (the “Customer”), are co-defendants in a federal class action lawsuit brought by employees of five of USM’s California janitorial contractors. The action was commenced on September 5, 2013 in a Superior Court of California and was removed by USM on November 22, 2013 to the United States District Court for the Northern District of California. The employees allege in their complaint, among other things, that USM and the Customer violated a California statute that prohibits USM from entering into a contract with a janitorial contractor when it knows or should know that the contract does not include funds sufficient to allow the janitorial contractor to comply with all local, state and federal laws or regulations governing the labor or services to be provided. The employees have asserted that the amounts USM pays to its janitorial contractors are insufficient to allow those janitorial contractors to meet their obligations regarding, among other things, wages due for all hours their employees worked, minimum wages, overtime pay and meal and rest breaks. These employees seek to represent not only themselves, but also all other individuals who provided janitorial services at the Customer’s stores in California during the relevant four year time period. We do not believe USM or the Customer has violated the California statute or that the employees may bring the action as a class action on behalf of other employees of janitorial contractors with whom USM contracted for the provision of janitorial services to the Customer. However, if the pending lawsuit is certified as a class action and USM is found to have violated the California statute, USM might have to pay significant damages and might be subject to similar lawsuits regarding the provision of janitorial services to its other customers in California. The plaintiffs seek a declaratory judgment that USM has violated the California statute, monetary damages, including all unpaid wages and interest thereon, restitution for unpaid wages, and an award of attorney fees and costs.
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
Restructuring expenses
Restructuring expenses were $0.4 million and $0.8 million for the three and nine months ended September 30, 2014, respectively. Restructuring expenses for the three months ended September 30, 2014 included $0.4 million of employee severance obligations. Restructuring expenses for the nine months ended September 30, 2014 included $0.6 million of employee severance obligations and $0.2 million relating to the termination of leased facilities. Restructuring expenses were $0.6 million and $0.7 million for the three and nine months ended September 30, 2013, respectively. Restructuring expenses for the three months ended September 30, 2013 included $0.5 million of employee severance obligations and $0.1 million relating to the termination of leased facilities. Restructuring expenses for the nine months ended September 30, 2013 included $0.6 million of employee severance obligations and $0.1 million relating to the termination of leased facilities. As of September 30, 2014, the balance of these restructuring obligations yet to be paid was $0.2 million, the majority of which is expected to be paid in 2014. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2014.
The changes in restructuring activity by reportable segments during the nine months ended September 30, 2014 and September 30, 2013 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	Corporate administration	Total
Balance at December 31, 2012	$53	$—	$—	$—	$53
Charges	—	473	179	—	652
Payments	(18)	(129)	(162)	—	(309)
Balance at September 30, 2013	$35	$344	$17	$—	$396
Balance at December 31, 2013	$30	$164	$—	$—	$194
Charges	375	124	—	300	799
Payments	(405)	(114)	—	(300)	(819)
Balance at September 30, 2014	$—	$174	$—	$—	$174
A summary of restructuring expenses by reportable segments recognized for the nine months ended September 30, 2014 was as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	Corporate administration	Total
Severance	$375	$205	$—	$—	$580
Leased facilities	—	(81)	—	300	219
Total charges	$375	$124	$—	$300	$799

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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Segment Information - (Continued)

(c) United States building services; (d) United States industrial services; and (e) United Kingdom building services. The “United States building services” and "United Kingdom building services" segments principally consists of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities, including commercial and government site-based operations and maintenance; facility maintenance and services; outage services to utilities and industrial plants; military base operations support services; mobile maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; small modification and retrofit projects; and retrofit projects to comply with clean air laws, which services are not generally related to customers' construction programs. The segment "United States industrial services" principally consists of those operations which provide industrial maintenance and services, mainly for refineries and petrochemical plants, including on-site repairs, maintenance and service of heat exchangers, towers, vessels and piping; design, manufacturing, repair and hydro blast cleaning of shell and tube heat exchangers and related equipment; refinery turnaround planning and engineering services; specialty welding services; overhaul and maintenance of critical process units in refineries and petrochemical plants; and specialty technical services for refineries and petrochemical plants.
The following tables present information about industry segments and geographic areas for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the three months ended September 30,
	2014	2013
Revenues from unrelated entities:
United States electrical construction and facilities services	$314,666	$340,529
United States mechanical construction and facilities services	565,227	616,403
United States building services	427,564	457,777
United States industrial services	172,452	110,879
Total United States operations	1,479,909	1,525,588
United Kingdom building services	86,802	79,727
Total worldwide operations	$1,566,711	$1,605,315

Total revenues:
United States electrical construction and facilities services	$316,409	$347,488
United States mechanical construction and facilities services	569,794	629,481
United States building services	438,864	471,576
United States industrial services	172,608	111,212
Less intersegment revenues	(17,766)	(34,169)
Total United States operations	1,479,909	1,525,588
United Kingdom building services	86,802	79,727
Total worldwide operations	$1,566,711	$1,605,315

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Segment Information - (Continued)

	For the nine months ended September 30,
	2014	2013
Revenues from unrelated entities:
United States electrical construction and facilities services	$958,295	$984,443
United States mechanical construction and facilities services	1,616,794	1,741,483
United States building services	1,293,750	1,361,392
United States industrial services	581,642	335,358
Total United States operations	4,450,481	4,422,676
United Kingdom building services	259,688	261,572
Total worldwide operations	$4,710,169	$4,684,248

Total revenues:
United States electrical construction and facilities services	$971,361	$1,000,598
United States mechanical construction and facilities services	1,632,511	1,780,112
United States building services	1,324,816	1,395,607
United States industrial services	582,426	337,282
Less intersegment revenues	(60,633)	(90,923)
Total United States operations	4,450,481	4,422,676
United Kingdom building services	259,688	261,572
Total worldwide operations	$4,710,169	$4,684,248

	For the three months ended September 30,
	2014	2013
Operating income (loss):
United States electrical construction and facilities services	$20,666	$23,971
United States mechanical construction and facilities services	30,206	27,421
United States building services	19,388	23,285
United States industrial services	7,385	308
Total United States operations	77,645	74,985
United Kingdom building services	3,082	3,192
Corporate administration	(18,481)	(19,532)
Restructuring expenses	(398)	(601)
Gain on sale of building	11,749	—
Total worldwide operations	73,597	58,044
Other corporate items:
Interest expense	(2,397)	(2,351)
Interest income	186	234
Income from continuing operations before income taxes	$71,386	$55,927

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Segment Information - (Continued)

	For the nine months ended September 30,
	2014	2013
Operating income (loss):
United States electrical construction and facilities services	$67,162	$68,147
United States mechanical construction and facilities services	78,052	56,809
United States building services	53,606	52,928
United States industrial services	43,155	26,320
Total United States operations	241,975	204,204
United Kingdom building services	12,647	11,845
Corporate administration	(50,192)	(50,953)
Restructuring expenses	(799)	(652)
Gain on sale of building	11,749	—
Total worldwide operations	215,380	164,444
Other corporate items:
Interest expense	(6,887)	(5,978)
Interest income	641	862
Income from continuing operations before income taxes	$209,134	$159,328

	September 30, 2014	December 31, 2013
Total assets:
United States electrical construction and facilities services	$333,416	$329,742
United States mechanical construction and facilities services	805,382	795,256
United States building services	749,382	756,785
United States industrial services	958,856	940,916
Total United States operations	2,847,036	2,822,699
United Kingdom building services	135,728	160,828
Corporate administration	451,903	482,388
Total worldwide operations	$3,434,667	$3,465,915
Our United Kingdom building services segment recognized income of $4.8 million during the second quarter of 2014, which has been recorded as a reduction of "Cost of sales" in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2014, as a result of a reduction in the estimate of certain accrued contract costs that were no longer expected to be incurred within its building services operations. Our corporate administration operating loss for the nine months ended September 30, 2013 was reduced by the receipt of an insurance recovery of approximately $2.6 million that was received in January 2013 associated with a previously disposed of operation, which is classified as a component of "Cost of sales" in the Condensed Consolidated Statements of Operations.

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
Due to recurring losses over the last several years in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future, we announced during the quarter ended June 30, 2013 our decision to withdraw from the construction market in the United Kingdom. During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for all periods presented reflect discontinued operations accounting. The segment formally named the United Kingdom construction and building services segment has been renamed the United Kingdom building services segment.
Impact of Acquisitions
In order to provide a more meaningful period-over-period discussion of our operating results, we may discuss amounts generated or incurred (revenues, gross profit, selling, general and administrative expenses and operating income) from companies acquired. These amounts reflect the acquired companies' operating results in the current reported periods only for the time period these entities were not owned by EMCOR in the comparable prior reported periods.
Overview
The following table presents selected financial data for the three months ended September 30, 2014 and 2013 (in thousands, except percentages and per share data):

	For the three months ended September 30,
	2014	2013
Revenues	$1,566,711	$1,605,315
Revenues (decrease) increase from prior year	(2.4)%	2.3%
Restructuring expenses	$398	$601
Gain on sale of building	$11,749	$—
Operating income	$73,597	$58,044
Operating income as a percentage of revenues	4.7%	3.6%
Net income attributable to EMCOR Group, Inc.	$45,024	$26,690
Diluted earnings per common share from continuing operations	$0.68	$0.43
Overall operating income and operating margin (operating income as a percentage of revenues) increased in the 2014 third quarter compared to the 2013 third quarter despite a decrease in revenues. The decrease in revenues is primarily attributable to a decline in revenues from our: (a) United States mechanical construction and facilities services segment, (b) United States building services segment and (c) United States electrical construction and facilities services segment, partially offset by an increase in revenues from our United States industrial services segment and our United Kingdom building services segment. Companies acquired in 2013, which are reported in our United States industrial segment and our United States mechanical construction and facilities services segment, generated incremental revenues of $25.5 million. As previously discussed under "Impact of Acquisitions" above, this amount represents acquired companies' revenues in the current reported period only for the time period these entities were not owned by EMCOR in the comparable prior reported period.
The increases in operating income and operating margin are primarily attributable to: (a) an $11.7 million gain on the sale of a building and (b) improved operating performance within our: (i) United States industrial services segment and (ii) United States mechanical construction and facilities services segment. The improved performance in these segments was partially offset by decreases in operating income and operating margin within our United States building services segment and our United States electrical construction and facilities services segment. Companies acquired in 2013, which are reported in our United States industrial segment and our United States mechanical construction and facilities services segment, incurred operating losses of $0.4 million, including the effect of $1.2 million of amortization expense associated with identifiable intangible assets for the third quarter of 2014. As previously discussed under "Impact of Acquisitions" above, these amounts represent acquired companies' operating results in the current reported period only for the time period these entities were not owned by EMCOR in the comparable prior reported period.

Operating Segments
We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment and central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom building services. The “United States building services” and "United Kingdom building services" segments principally consist of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities, including commercial and government site-based operations and maintenance; facility maintenance and services; outage services to utilities and industrial plants; military base operations support services; mobile maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; small modification and retrofit projects; and retrofit projects to comply with clean air laws, which services are not generally related to customers' construction programs. The segment "United States industrial services" principally consists of those operations which provide industrial maintenance and services, including those for refineries and petrochemical plants, including on-site repairs, maintenance and service of heat exchangers, towers, vessels and piping; design, manufacturing, repair and hydro blast cleaning of shell and tube heat exchangers and related equipment; refinery turnaround planning and engineering services; specialty welding services; overhaul and maintenance of critical process units in refineries and petrochemical plants; and specialty technical services for refineries and petrochemical plants.
As previously discussed, we completed the acquisition of RepconStrickland, Inc. (“RSI”) during the third quarter of 2013, and its results have been included in our United States industrial services segment since its acquisition. In addition, we completed two other acquisitions during 2013, and their results have been included in our United States mechanical construction and facilities services segment. These acquired businesses expanded our service capabilities into new technical areas.
Results of Operations
Revenues
The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended September 30,
	2014	% of Total	2013	% of Total
Revenues:
United States electrical construction and facilities services	$314,666	20%	$340,529	21%
United States mechanical construction and facilities services	565,227	36%	616,403	38%
United States building services	427,564	27%	457,777	29%
United States industrial services	172,452	11%	110,879	7%
Total United States operations	1,479,909	94%	1,525,588	95%
United Kingdom building services	86,802	6%	79,727	5%
Total worldwide operations	$1,566,711	100%	$1,605,315	100%

	For the nine months ended September 30,
	2014	% of Total	2013	% of Total
Revenues:
United States electrical construction and facilities services	$958,295	20%	$984,443	21%
United States mechanical construction and facilities services	1,616,794	34%	1,741,483	37%
United States building services	1,293,750	27%	1,361,392	29%
United States industrial services	581,642	12%	335,358	7%
Total United States operations	4,450,481	94%	4,422,676	94%
United Kingdom building services	259,688	6%	261,572	6%
Total worldwide operations	$4,710,169	100%	$4,684,248	100%
As described below in more detail, our revenues for the three months ended September 30, 2014 decreased to $1.57 billion compared to $1.61 billion of revenues for the three months ended September 30, 2013, and our revenues for the nine months ended September 30, 2014 increased to $4.71 billion compared to $4.68 billion for the nine months ended September 30, 2013. The decrease in revenues for the three months ended September 30, 2014 was primarily attributable to a decline in revenues from our: (a) United States mechanical construction and facilities services segment, (b) United States building services segment and (c) United States electrical construction and facilities services segment, partially offset by an increase in revenues due to: (a) revenues of $25.5 million attributable to companies acquired in 2013 and (b) higher revenues from our United States industrial services segment and our United Kingdom building services segment. The increase in revenues for the nine months ended September 30, 2014 was primarily attributable to revenues of $230.2 million attributable to companies acquired in 2013 and higher revenues from our United States industrial services segment. This increase was partially offset by lower revenues from the remainder of our reportable segments. We continue to be disciplined in a very competitive marketplace by only accepting work that we believe can be performed at reasonable margins.
Revenues of our United States electrical construction and facilities services segment were $314.7 million and $958.3 million for the three and nine months ended September 30, 2014, respectively, compared to revenues of $340.5 million and $984.4 million for the three and nine months ended September 30, 2013, respectively. The decrease in revenues for both periods was primarily attributable to a decrease in revenues from institutional, manufacturing and water and wastewater construction projects, primarily in the southern California and Washington D.C. markets. These decreases were partially offset by higher levels of work from transportation and healthcare projects. Additionally, the decrease for the nine months ended September 30, 2014 was partially offset by higher levels of work from commercial projects.
Our United States mechanical construction and facilities services segment revenues for the three months ended September 30, 2014 were $565.2 million, a $51.2 million decrease compared to revenues of $616.4 million for the three months ended September 30, 2013. Revenues of this segment for the nine months ended September 30, 2014 were $1,616.8 million, a $124.7 million decrease compared to revenues of $1,741.5 million for the nine months ended September 30, 2013. The decrease in revenues for the three and nine months ended September 30, 2014 was primarily attributable to declines in revenues from manufacturing and transportation construction projects, partially offset by: (a) an increase in revenues from commercial, water and wastewater and hospitality construction projects and (b) incremental revenues of $2.7 million and $18.2 million, respectively, generated by companies acquired in 2013. Revenues from institutional construction projects increased for the three months ended September 30, 2014 but decreased for the nine months ended September 30, 2014.
Revenues of our United States building services segment for the three months ended September 30, 2014 decreased by $30.2 million compared to the three months ended September 30, 2013, and revenues for the nine months ended September 30, 2014 decreased by $67.6 million compared to the nine months ended September 30, 2013. The decrease in revenues for both periods was primarily attributable to decreased revenues from: (a) our energy services operations, due to a reduction of large project work, and (b) our commercial site-based services operations, partially as a result of a large contract having been terminated by agreement of the parties.
Revenues of our United States industrial services segment for the three months ended September 30, 2014 increased by $61.6 million compared to the three months ended September 30, 2013, and revenues for the nine months ended September 30, 2014 increased by $246.3 million compared to the nine months ended September 30, 2013. For the one and seven months ended July 31, 2014, RSI generated incremental revenues of $22.8 million and $212.0 million, respectively. As previously discussed under "Impact of Acquisitions" above, these amounts represent RSI's revenues in the current reported periods only for the time period RSI was not owned by EMCOR in the comparable prior reported periods. The increase in revenues for the three and nine months ended September 30, 2014 was also attributable to an increased demand for our industrial field services operations. The increase in revenues for the nine months ended September 30, 2014 was partially offset by a decrease in revenues from our industrial shop services operations.
Our United Kingdom building services segment revenues were $86.8 million for the three months ended September 30, 2014 compared to revenues of $79.7 million for the three months ended September 30, 2013, and revenues were $259.7 million for the nine months ended September 30, 2014 compared to revenues of $261.6 million for the nine months ended September 30, 2013. The increase in revenues for the three months ended September 30, 2014 was due to increased activity in the commercial market and an increase of $6.1 million relating to the effect of favorable exchange rates for the British pound versus the United States dollar, partially offset by a decrease in activity in the institutional market. The decrease in revenues for the nine months ended September, 30, 2014 was due to decreased activity within the transportation and institutional markets, partially offset by increased activity within the healthcare market and an increase of $19.0 million relating to the effect of favorable exchange rates for the British pound versus the United States dollar.
Backlog
The following table presents our operating segment backlog from unrelated entities and their respective percentages of total backlog (in thousands, except for percentages):

	September 30, 2014	% of Total	December 31, 2013	% of Total	September 30, 2013	% of Total
Backlog:
United States electrical construction and facilities services	$1,116,345	30%	$993,919	30%	$1,012,121	30%
United States mechanical construction and facilities services	1,594,511	43%	1,325,941	40%	1,358,554	40%
United States building services	742,461	20%	761,855	23%	753,877	22%
United States industrial services	97,863	3%	94,187	3%	96,021	3%
Total United States operations	3,551,180	96%	3,175,902	95%	3,220,573	96%
United Kingdom building services	144,136	4%	167,804	5%	144,009	4%
Total worldwide operations	$3,695,316	100%	$3,343,706	100%	$3,364,582	100%
Our backlog at September 30, 2014 was $3.70 billion compared to $3.34 billion at December 31, 2013 and $3.36 billion at September 30, 2013. The increase in backlog at September 30, 2014 compared to backlog at December 31, 2013 was primarily attributable to an increase in contracts awarded for work in our (a) United States mechanical construction and facilities services segment and (b) United States electrical construction and facilities services segment. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We include a project within our backlog at such time as a contract is awarded. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of services contracts. However, we do not include in backlog contracts for which we are paid on a time and material basis and a fixed amount cannot be determined, and if the remaining term of a services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the contract award. Our backlog also includes amounts related to services contracts for which a fixed price contract value is not assigned when a reasonable estimate of total revenues can be made from budgeted amounts agreed to with our customer. Our backlog is comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business and (d) claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider recovery to be probable. Such claim amounts were immaterial for all periods presented. Our backlog does not include anticipated revenues from unconsolidated joint ventures or variable interest entities and anticipated revenues from pass-through costs on contracts for which we are acting in the capacity of an agent and which are reported on the net basis. We believe our backlog is firm, although many contracts are subject to cancellation at the election of our customers. Historically, cancellations have not had a material adverse effect on us.

Cost of sales and Gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Cost of sales	$1,344,482	$1,398,753	$4,051,496	$4,099,473
Gross profit	$222,229	$206,562	$658,673	$584,775
Gross profit, as a percentage of revenues	14.2%	12.9%	14.0%	12.5%
Our gross profit increased by $15.7 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Gross profit increased by $73.9 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in gross profit for the three months ended September 30, 2014 was attributable to improved profitability within all of our reportable segments, except for our United States building services segment and our United States electrical construction and facilities services segment. The increase in gross profit for the nine months ended September 30, 2014 was attributable to improved profitability within all of our reportable segments. Companies acquired in 2013 included in our United States industrial services segment and our United States mechanical construction and facilities services segment contributed an aggregate of $3.3 million and $35.6 million to gross profit for the three and nine months ended September 30, 2014, respectively.
Our gross profit margin was 14.2% and 12.9% for the three months ended September 30, 2014 and 2013, respectively. Gross profit margin was 14.0% and 12.5% for the nine months ended September 30, 2014 and 2013, respectively. Increases in gross profit margin for the three months ended September 30, 2014 within our domestic construction segments, our United States building services segment and our United States industrial services segment were partially offset by decreased gross profit margin with our United Kingdom building services segment. Increases in gross profit margin for the nine months ended September 30, 2014 within our domestic construction segments, our United States building services segment and our United Kingdom building segment were partially offset by decreased gross profit margin with our United States industrial services segment. Gross profit margin for the first nine months of 2013 was adversely impacted by two significant project write-downs reported in our United States mechanical construction and facilities services segment.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Selling, general and administrative expenses	$159,983	$147,917	$454,243	$419,679
Selling, general and administrative expenses, as a percentage of revenues	10.2%	9.2%	9.6%	9.0%
Our selling, general and administrative expenses for the three months ended September 30, 2014 increased by $12.1 million to $160.0 million compared to $147.9 million for the three months ended September 30, 2013. Selling, general and administrative expenses for the nine months ended September 30, 2014 increased by $34.6 million to $454.2 million compared to $419.7 million for the nine months ended September 30, 2013. Selling, general and administrative expenses as a percentage of revenues were 10.2% and 9.6% for the three and nine months ended September 30, 2014, respectively, compared to 9.2% and 9.0% for the three and nine months ended September 30, 2013, respectively. This increase in selling, general and administrative expenses for the three and nine months ended September 30, 2014 primarily resulted from $3.7 million and $26.3 million of expenses directly related to companies acquired in 2013, including amortization expense of $1.2 million and $8.2 million attributable to identifiable intangible assets, respectively. The increase in selling, general and administrative expenses for the three months ended September 30, 2014 was also due to an increase in certain employee related costs such as employee benefits. Selling, general and administrative expenses for the three and nine months ended September 30, 2013 included $4.7 million and $6.1 million, respectively, of transaction costs associated with the acquisition of RSI. Selling, general and administrative expenses for the three and nine months ended September 30, 2013 were reduced by $3.1 million and $6.0 million, respectively, of income attributable to the reversal of contingent consideration accruals relating to acquisitions made prior to 2012.

Restructuring expenses
Restructuring expenses were $0.4 million and $0.8 million for the three and nine months ended September 30, 2014, respectively. Restructuring expenses for the three months ended September 30, 2014 included $0.4 million of employee severance obligations. Restructuring expenses for the nine months ended September 30, 2014 included $0.6 million of employee severance obligations and $0.2 million relating to the termination of leased facilities. Restructuring expenses were $0.6 million and $0.7 million for the three and nine months ended September 30, 2013, respectively. Restructuring expenses for the three months ended September 30, 2013 included $0.5 million of employee severance obligations and $0.1 million relating to the termination of leased facilities. Restructuring expenses for the nine months ended September 30, 2013 included $0.6 million of employee severance obligations and $0.1 million relating to the termination of leased facilities. As of September 30, 2014, the balance of restructuring obligations yet to be paid was $0.2 million, the majority of which is expected to be paid in 2014. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2014.
Gain on sale of building
On July 22, 2014, we sold a building and land owned by one of our subsidiaries reported in the United States mechanical construction and facilities services segment. We recognized a gain of approximately $11.7 million for this transaction in the third quarter of 2014, which has been classified as a "Gain on sale of building" in the Condensed Consolidated Statements of Operations.
Operating income
The following table presents our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended September 30,
	2014	% of Segment Revenues	2013	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$20,666	6.6%	$23,971	7.0%
United States mechanical construction and facilities services	30,206	5.3%	27,421	4.4%
United States building services	19,388	4.5%	23,285	5.1%
United States industrial services	7,385	4.3%	308	0.3%
Total United States operations	77,645	5.2%	74,985	4.9%
United Kingdom building services	3,082	3.6%	3,192	4.0%
Corporate administration	(18,481)	—	(19,532)	—
Restructuring expenses	(398)	—	(601)	—
Gain on sale of building	11,749	—	—	—
Total worldwide operations	73,597	4.7%	58,044	3.6%
Other corporate items:
Interest expense	(2,397)		(2,351)
Interest income	186		234
Income from continuing operations before income taxes	$71,386		$55,927

	For the nine months ended September 30,
	2014	% of Segment Revenues	2013	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$67,162	7.0%	$68,147	6.9%
United States mechanical construction and facilities services	78,052	4.8%	56,809	3.3%
United States building services	53,606	4.1%	52,928	3.9%
United States industrial services	43,155	7.4%	26,320	7.8%
Total United States operations	241,975	5.4%	204,204	4.6%
United Kingdom building services	12,647	4.9%	11,845	4.5%
Corporate administration	(50,192)	—	(50,953)	—
Restructuring expenses	(799)	—	(652)	—
Gain on sale of building	11,749	—	—	—
Total worldwide operations	215,380	4.6%	164,444	3.5%
Other corporate items:
Interest expense	(6,887)		(5,978)
Interest income	641		862
Income from continuing operations before income taxes	$209,134		$159,328
As described below in more detail, operating income was $73.6 million and $215.4 million for the three and nine months ended September 30, 2014, respectively, compared to $58.0 million and $164.4 million for the three and nine months ended September 30, 2013. Operating margin was 4.7% and 4.6% for the three and nine month periods ended September 30, 2014 compared to 3.6% and 3.5% for the three and nine months ended September 30, 2013, respectively. Included within operating income for both periods is an $11.7 million gain on the sale of a building, resulting in a 0.7% and 0.2% impact on our consolidated operating margin for the three and nine months ended September 30, 2014, respectively.
Operating income of our United States electrical construction and facilities services segment for the three and nine months ended September 30, 2014 was $20.7 million and $67.2 million, respectively, compared to operating income of $24.0 million and $68.1 million for the three and nine months ended September 30, 2013, respectively. The decrease in operating income for the three months ended September 30, 2014 was primarily due to a decrease in gross profit attributable to institutional and manufacturing construction projects, as well as in increase in selling, general and administrative expenses. The decrease in operating income for the nine months ended September 30, 2014 was primarily the result of a decrease in gross profit attributable to transportation and water and wastewater construction projects, as well an an increase in selling, general and administrative expenses, mainly attributable to employment costs. The decrease in operating margin for the three months ended September 30, 2014 was attributable to an increase in the ratio of selling, general and administrative expenses to revenues. The increase in operating margin for the nine months ended September 30, 2014 was primarily attributable to an increase in gross profit margin.
Our United States mechanical construction and facilities services segment operating income for the three months ended September 30, 2014 was $30.2 million, a $2.8 million increase compared to operating income of $27.4 million for the three months ended September 30, 2013. Operating income for the nine months ended September 30, 2014 was $78.1 million, a $21.2 million increase compared to operating income of $56.8 million for the nine months ended September 30, 2013. Operating income for both periods was favorably impacted by an increase in gross profit from commercial, water and wastewater, healthcare and hospitality construction projects, partially offset by a decrease in gross profit from institutional and transportation construction projects. The results for the nine months ended September 30, 2014 included the receipt of $3.0 million from former shareholders of a company we had acquired as a result of the settlement of a claim by us under the acquisition agreement; this payment has been recorded as a reduction of "Cost of sales" in the Condensed Consolidated Statements of Operations. The results for the three and nine months ended September 30, 2013 included losses of $4.2 million and $22.6 million, respectively, from one of our subsidiaries at two projects located in the southeastern United States, partially offset by $3.0 million and $5.9 million, respectively, of income attributable to the reversal of contingent consideration accruals related to prior acquisitions. For the three months ended September 30, 2014, a company acquired in 2013 incurred an operating loss of less than $0.1 million, predominantly from amortization expense attributable to identifiable intangible assets. Companies acquired in 2013 generated operating income of $0.9 million, net of amortization expense of $0.2 million attributable to identifiable intangible assets, for the nine months ended September 30, 2014. The increase in operating margin for both 2014 periods was attributable to an increase in gross profit margin.

Operating income of our United States building services segment for the three months ended September 30, 2014 decreased by $3.9 million compared to operating income for the three months ended September 30, 2013, and its operating income for the nine months ended September 30, 2014 increased by $0.7 million compared to operating income for the nine months ended September 30, 2013. The decrease in operating income for the three months ended September 30, 2014 was primarily attributable to: (a) our energy services operations, due to a reduction of large project work and (b) our commercial site-based services operations, as a result of a large contract having been terminated by agreement of the parties. The increase in operating income for the nine months ended September 30, 2014 was primarily attributable to an increase in gross profit from this segment's: (a) mobile mechanical services operations, partially due to increased profitability in controls projects and repair services work, (b) government site-based services operations and (c) snow removal and other labor based services performed by certain of our commercial site-based services operations. The decrease in operating margin for the three months ended September 30, 2014 was attributable to an increase in the ratio of selling, general and administrative expenses to revenues. The increase in operating margin for the nine months ended September 30, 2014 was attributable to an increase in gross profit margin.
Operating income of our United States industrial services segment for the three months ended September 30, 2014 increased by $7.1 million compared to operating income for the three months ended September 30, 2013, and its operating income for the nine months ended September 30, 2014 increased by $16.8 million compared to the nine months ended September 30, 2013. For the one month ended July 31, 2014, RSI incurred an operating loss of $0.3 million, including the effect of $1.1 million of amortization expense attributable to identifiable intangible assets. For the seven months ended July 31, 2014, RSI contributed $8.4 million of operating income, net of $8.0 million of amortization expense attributable to identifiable intangible assets. As previously discussed under "Impact of Acquisitions" above, these amounts represent RSI's operating results in the current reported periods only for the time period RSI was not owned by EMCOR in the comparable prior reported periods. Operating income for both periods also benefited from an increase in demand for this segment’s industrial field services. The increase in operating income for the nine months ended September 30, 2014 was partially offset by a reduction in operating income from our industrial shop services operations, which had benefited from exceptionally strong demand during the first quarter of 2013. The increase in operating margin for the three months ended September 30, 2014 was attributable to a decrease in the ratio of selling, general and administrative expenses to revenues, as well as an increase in gross profit margin. The decrease in operating margin for the nine months ended September 30, 2014 was attributable to a decrease in gross profit margin.
Our United Kingdom building services segment operating income was $3.1 million and $12.6 million for the three and nine months ended September 30, 2014, respectively, compared to operating income of $3.2 million and $11.8 million for the three and nine months ended September 30, 2013, respectively. For the three months ended September 30, 2014, a decrease in selling, general and administrative expenses was offset by a decrease in income recognized from the transportation market. For the nine months ended September 30, 2014, this segment recognized income of $4.8 million, which has been recorded as a reduction of "Cost of sales" in the Condensed Consolidated Statements of Operations, as a result of a reduction in the estimate of certain accrued contract costs that were no longer expected to be incurred, which was partially offset by a decrease in income from the commercial market. The decrease in operating margin for the three months ended September 30, 2014 was attributable to a decrease in gross profit margins. The increase in operating margin for the nine months ended September 30, 2014 was attributable to an increase in gross profit margins.
Our corporate administration operating loss for the three months ended September 30, 2014 was $18.5 million compared to $19.5 million for the three months ended September 30, 2013. Our corporate administration loss for the nine months ended September 30, 2014 was $50.2 million compared to $51.0 million for the nine months ended September 30, 2013. Our corporate administration operating loss for the three and nine months ended September 30, 2013 included $4.7 million and $6.1 million, respectively, of transaction costs associated with the acquisition of RSI. The benefit of the absence of these transaction costs for both periods was partially offset by an increase in certain employment costs, such as employee benefits and incentive compensation, as a result of anticipated operating results. Also, our corporate administration operating loss for the nine months ended September 30, 2013 was reduced by the receipt of an insurance recovery of approximately $2.6 million that was received in January 2013 associated with a previously disposed of operation, which is classified as a component of "Cost of sales" in the Condensed Consolidated Statements of Operations.
Interest expense for each of the three months ended September 30, 2014 and 2013 was $2.4 million. Interest expense for the nine months ended September 30, 2014 and 2013 was $6.9 million and $6.0 million, respectively. The increase in interest expense for the nine months ended September 30, 2014 periods was primarily due to increased borrowings. Interest income for each of the three months ended September 30, 2014 and 2013 was $0.2 million. Interest income for the nine months ended September 30, 2014 and 2013 was $0.6 million and $0.9 million, respectively.
For the three months ended September 30, 2014 and 2013, our income tax provision on income from continuing operations was $24.0 million and $24.0 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.6% and 39.5%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended September 30, 2014 and 2013, inclusive of discrete items, were 34.5% and 44.7%, respectively. For the nine months ended September 30, 2014 and 2013, our income tax provision on income from continuing operations was $75.4 million and $60.6 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.6% and 37.5%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the nine months ended September 30, 2014 and 2013, inclusive of discrete items, were 36.6% and 38.8%, respectively. The increase in the 2014 income tax provision was primarily due to increased income before income taxes. The decrease in the actual income tax rates on income from continuing operations was primarily due to a change in the mix of earnings among various jurisdictions and the quarterly variance in discrete items.
Discontinued operations
Due to recurring losses over the last several years in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future, we announced during the quarter ended June 30, 2013 our decision to withdraw from the construction market in the United Kingdom. During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for the three and nine months ended September 30, 2014 and 2013 are presented in our Condensed Consolidated Financial Statements as discontinued operations.
Liquidity and Capital Resources
The following table presents our net cash used in operating activities, investing activities and financing activities (in thousands):

	For the nine months ended September 30,
	2014	2013
Net cash provided by operating activities	$108,994	$68,047
Net cash used in investing activities	$(13,308)	$(467,162)
Net cash (used in) provided by financing activities	$(97,474)	$238,599
Effect of exchange rate changes on cash and cash equivalents	$(579)	$(750)
Our consolidated cash balance decreased by approximately $2.4 million from $439.8 million at December 31, 2013 to $437.4 million at September 30, 2014. Net cash provided by operating activities for the nine months ended September 30, 2014 was $109.0 million compared to $68.0 million of net cash provided by operating activities for the nine months ended September 30, 2013. The increase in cash provided by operating activities was primarily due to: (a) a $53.9 million decrease in our accounts receivable balances and (b) a $25.2 million reduction in income taxes paid, partially offset by a $63.3 million decrease in accounts payable. Net cash used in investing activities was $13.3 million for the nine months ended September 30, 2014 compared to net cash used in investing activities of $467.2 million for the nine months ended September 30, 2013. The decrease in cash used in investing activities was primarily due to the reduction in payments for acquisitions of businesses. Net cash used in financing activities for the nine months ended September 30, 2014 increased by approximately $336.1 million compared to the nine months ended September 30, 2013. The increase in net cash used in financing activities was primarily due to an increase in funds used for the repurchase of common stock, repayment of long-term debt, and payment of regular quarterly dividends to stockholders, partially offset by an increase in proceeds from the exercise of stock options. Cash flows from discontinued operations were immaterial and are not expected to significantly affect future liquidity.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Term Loan (including interest currently at 1.40%) (1)	$354.8	$22.2	$43.7	$288.9	$—
Capital lease obligations	3.6	1.7	1.7	0.2	—
Operating leases	195.1	52.8	77.7	34.8	29.8
Open purchase obligations (2)	854.0	714.1	127.7	12.2	—
Other long-term obligations, including current portion (3)	355.6	41.0	302.5	12.1	—
Liabilities related to uncertain income tax positions	4.6	0.1	3.5	—	1.0
Total Contractual Obligations	$1,767.7	$831.9	$556.8	$348.2	$30.8

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$97.5	$6.1	$91.4	$—	$—
 _________

(1)
On November 25, 2013, we entered into a a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan"), (collectively referred to as the "2013 Credit Agreement"). The proceeds of the Term Loan were used to repay amounts drawn under our previous credit agreement. As of September 30, 2014, the amount outstanding under the Term Loan was $336.9 million.

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

Until November 25, 2013, we had a revolving credit agreement (the "2011 Credit Agreement") as amended, which provided for a revolving credit facility of $750.0 million. The 2011 Credit Agreement was effective November 21, 2011. Effective November 25, 2013, we amended and restated the 2011 Credit Agreement to provide for a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan") (collectively referred to as the "2013 Credit Agreement") expiring November 25, 2018. The proceeds of the Term Loan were used to repay amounts drawn under the 2011 Credit Agreement. We may increase the 2013 Revolving Credit Facility to $1.05 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of available borrowings under the 2013 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. The 2013 Credit Agreement is guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2013 Revolving Credit Facility and the Term Loan contain various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount of the 2013 Revolving Credit Facility, which ranges from 0.20% to 0.30%, based on certain financial tests. The fee is 0.20% of the unused amount as of September 30, 2014. Borrowings under the 2013 Credit Agreement bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2014) plus 0.25% to 0.75%, based on certain financial tests or (2) United States dollar LIBOR (0.15% at September 30, 2014) plus 1.25% to 1.75%, based on certain financial tests. The interest rate in effect at September 30, 2014 was 1.40%. Fess for letters of credit issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized approximately $3.0 million of debt issuance costs associated with the 2013 Credit Agreement. This amount is being amortized over the life of the agreement and is included as part of interest expense. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended March 31, 2014, in the amount of $4.4 million, with a payment of all unpaid principal and interest due on November 25, 2018. As of September 30, 2014, the balance of the Term Loan was $336.9 million. As of September 30, 2014 and December 31, 2013, we had approximately $97.2 million and $83.3 million of letters of credit outstanding, respectively. There were no borrowings outstanding under the 2013 Revolving Credit Facility at September 30, 2014.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2014, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.2 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
We continually monitor our available limits of Surety Bonds, which we believe to be adequate, and discuss with our current and other Surety Bond providers the amount of Surety Bonds that may be available to us based on our financial strength and the absence of any default by us on any Surety Bond issued on our behalf. However, if we experience changes in our bonding relationships or if there are adverse changes in the surety industry, we may seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds such as letters of credit or parent company guarantees, seeking to convince customers to forego the requirement for Surety Bonds, by increasing our activities in our business segments that rarely require Surety Bonds such as our building and industrial services segments, and/or by refraining from bidding for certain projects that require Surety Bonds. There can be no assurance that we would be able to effectuate alternatives to providing Surety Bonds to our customers or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds to replace projects requiring Surety Bonds that we may decide not to pursue. Accordingly, if we were to experience a reduction in the availability of Surety Bonds, we could experience a material adverse effect on our financial position, results of operations and/or cash flows.
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
On September 26, 2011, our Board of Directors authorized the Company to repurchase up to $100.0 million of its outstanding common stock. On December 5, 2013, our Board of Directors authorized us to repurchase up to an additional $100.0 million of our outstanding common stock. During 2014, we repurchased approximately 2.0 million shares of our common stock for approximately $84.6 million. Since the inception of the repurchase programs through September 30, 2014, we have repurchased 4.7 million shares of our common stock for approximately $162.1 million. As of September 30, 2014, there remained authorization for us to repurchase approximately $37.9 million of our shares. On October 23, 2014, our Board of Directors authorized us to repurchase up to an additional $250.0 million of our outstanding common stock. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Acquisitions under our repurchase programs may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
We have paid quarterly dividends since October 25, 2011. In December 2013, our Board of Directors announced its intention to increase the regular quarterly dividend to $0.08 per share commencing with the dividend to be paid in the first quarter of 2014. We expect that such quarterly dividends will be paid in the foreseeable future. Prior to October 25, 2011, no cash dividends had been paid on the Company's common stock. Our 2013 Credit Agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of this agreement currently materially limit our ability to pay a quarterly dividend of $0.08 per share for the foreseeable future. The payment of dividends has been and will be funded from our operations.
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2013 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. Short-term liquidity is also impacted by the type and length of construction contracts in place. During economic downturns, there were typically fewer small discretionary projects from the private sector, and our competitors aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Cost and estimated earnings in excess of billings on uncompleted contracts”, were $263.2 million and $290.6 million as of September 30, 2014 and December 31, 2013, respectively.
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
Certain Insurance Matters
As of September 30, 2014 and December 31, 2013, we utilized approximately $97.2 million and $83.3 million, respectively, of letters of credit obtained under our 2013 Revolving Credit Facility as collateral for our insurance obligations.
New Accounting Pronouncements
We review new accounting standards to determine the expected financial impact, if any, that the adoption of such standards will have. See Part I. Item 1, "Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 2, New Accounting Pronouncements", for further information regarding new accounting standards, including the anticipated dates of adoption and the effects on our consolidated financial position, results of operations or liquidity.
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
Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill unbilled revenues and collect amounts after billing. The profit associated with claim amounts is not recognized until the claim has been settled and payment has been received. We did not recognize any material amounts associated with claim settlements during the periods presented. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the condensed consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of services for maintenance, repair and retrofit work consistent with the performance of services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. During the three and nine months ended September 30, 2013, we recognized losses of approximately $4.2 million and $22.6 million, respectively, associated with a project within the United States mechanical construction and facilities services segment as a result of a change in contract estimates. There were no significant losses recognized during the three and nine months ended September 30, 2014.
Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. At September 30, 2014 and December 31, 2013, our accounts receivable of $1,233.9 million and $1,268.2 million, respectively, included allowances for doubtful accounts of $9.2 million and $11.9 million, respectively. The decrease in our allowance for doubtful accounts was primarily due to the write-off of accounts receivable against the allowance for doubtful accounts. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated insurance liabilities for workers' compensation, automobile liability, general liability and property claims decreased by $7.2 million for the nine months ended September 30, 2014 compared to the year ended December 31, 2013, primarily due to a reduction in estimated losses as a result of favorable claims experience. If our estimated insurance liabilities for workers' compensation, automobile liability, general liability and property claims had increased by 10%, it would have resulted in $13.5 million of additional expense for the nine months ended September 30, 2014.
Income Taxes
We had net deferred income tax liabilities at September 30, 2014 and December 31, 2013 of $130.6 million and $126.8 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liability balances are deferred income tax assets. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of September 30, 2014 and December 31, 2013, the total valuation allowance on deferred income tax assets was approximately $2.2 million.
Goodwill and Identifiable Intangible Assets
As of September 30, 2014, we had $834.1 million and $513.0 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2013, goodwill and net identifiable intangible assets were $834.8 million and $541.5 million, respectively. The changes to goodwill since December 31, 2013 were primarily related to the sale of a subsidiary in January 2014 and changes in the purchase price accounting for an acquisition during 2013. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 13, "Segment Information", of the notes to condensed consolidated financial statements. In assessing whether our goodwill is impaired, we first qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount using various factors. If after this assessment we are unable to determine that the fair value of a reporting unit exceeds the carrying amount, we proceed to the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. No impairment of our goodwill was recognized for either of the three or nine month periods ended September 30, 2014 and 2013.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. No impairment of our trade names was recognized for either of the three or nine month periods ended September 30, 2014 and 2013.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. No impairment of our other identifiable intangible assets was recognized for either of the three or nine month periods ended September 30, 2014 and 2013.
As of September 30, 2014, we had $834.1 million of goodwill on our balance sheet and, of this amount, approximately 46.1% relates to our United States industrial services segment, 27.4% relates to our United States building services segment, approximately 26.0% relates to our United States mechanical construction and facilities services segment and approximately 0.5% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, October 1, 2013, the carrying values of our United States industrial services segment, our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment were approximately $744.9 million, $487.7 million, $237.7 million and $58.7 million, respectively. The fair values of our United States industrial services segment, our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment exceeded their carrying values by approximately $45.0 million, $126.0 million, $519.9 million, and $366.8 million, respectively. The weighted average cost of capital used in testing goodwill for impairment was 12.1%, 12.6% and 11.1% for our domestic construction segments, our United states building services segment and our United States industrial services segment, respectively. The perpetual growth rate used was 2.7% for our domestic segments.
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
Although we have not yet conducted our October 1, 2014 goodwill and other impairment tests, there have been no impairments recognized through the first nine months of 2014. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the three months ended September 30, 2014, including trading or speculating on changes in commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2013 Credit Agreement. Borrowings under the 2013 Credit Agreement bear interest at variable rates. As of September 30, 2014, there were no borrowings outstanding under the 2013 Revolving Credit Facility and the balance of the Term Loan was $336.9 million. This instrument bears interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2014) plus 0.25% to 0.75% based on certain financial tests or (2) United States dollar LIBOR (0.15% at September 30, 2014) plus 1.25% to 1.75% based on certain financial tests. The interest rate in effect at September 30, 2014 was 1.40%. Based on the $336.9 million borrowings outstanding under the 2013 Credit Agreement, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.5 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.5 million in the next twelve months. Letter of credit fees issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of the letters of credit issued and are charged based on certain financial tests. The 2013 Credit Agreement expires on November 25, 2018. There is no guarantee that we will be able to renew the 2013 Credit Agreement at its expiration.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. – OTHER INFORMATION.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made during the quarter ended September 30, 2014 by us:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs
July 1, 2014 to July 31, 2014	285,090	$42.85	285,090	$91,546,868
August 1, 2014 to August 31, 2014	49,566	$40.79	49,566	$89,523,480
September 1, 2014 to September 30, 2014	1,199,276	$42.99	1,199,276	$37,930,118

(1)
On September 26, 2011, we announced that our Board of Directors had authorized us to repurchase up to $100.0 million of our outstanding common stock, and as of September 30, 2014, we had repurchased all shares under that authorization. On December 5, 2013, we announced that our Board of Directors had authorized us to repurchase up to an additional $100.0 million of our outstanding common stock. As a result, as of September 30, 2014, $37.9 million was available for repurchase. On October 23, 2014, our Board of Directors authorized us to repurchase up to an additional $250.0 million of our outstanding common stock. No shares have been repurchased since the programs have been announced other than pursuant to these publicly announced programs. Acquisitions under our repurchase programs may be made from time to time as permitted by securities laws and other legal requirements.

ITEM 6.   EXHIBITS.
For the list of exhibits, see the Exhibit Index immediately following the signature page hereof, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 28, 2014

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
Exhibit 10(o)(o) to 2011 Form 10-K
10(w)	Restricted Stock Unit Agreement dated May 9, 2011 between EMCOR and Anthony J. Guzzi	Exhibit 10(o)(o) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10(x)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(y)	Form of Restricted Stock Unit Agreement dated March , 2012 between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(o)(o) to the March 31, 2012 Form 10-Q
10(z)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(a)(a)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 ("June 2012 Form 10-Q")
10(b)(b)	Director Award Program, as Amended and Restated December 6, 2012	Exhibit 10(d)(d) to 2012 Form 10-K
10(c)(c)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(d)(d)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(e)(e)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(f)(f)	Restricted Stock Unit Award Agreement dated October 23, 2013 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to 2013 Form 10-K
10(g)(g)	Restricted Stock Unit Award Agreement dated June 11, 2014 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 ("June 2014 Form 10-Q")
11	Computation of Basic EPS and Diluted EPS for the three and nine months ended September 30, 2014 and 2013	Note 5 of the Notes to the Condensed Consolidated Financial Statements

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Exhibit 95 to the June 2014 Form 10-Q
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Condensed Consolidated Financial Statements.
Filed