Form 10-K
period 2014-12-31
EMCOR GROUP INC
filed 2015-02-26
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,178,000,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the New York Stock Exchange reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock (based solely on filings of such 5% holders) have been excluded from such calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of the registrant’s common stock outstanding as of the close of business on February 19, 2015: 62,979,997 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III. Portions of the definitive proxy statement for the 2015 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

[This Page Intentionally Left Blank]

FORWARD-LOOKING STATEMENTS
Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the “Safe Harbor” provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including market share growth, gross profit, project mix, projects with varying profit margins, selling, general and administrative expenses, and trends in our business and other characterizations of future events or circumstances. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our web site and in other material released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report, and in our Forms 10-Q for the three months ended March 31, 2014, June 30, 2014 and September 30, 2014 and in other reports filed by us from time to time with the SEC as well as in press releases, in our presentations, on our web site and in other material released to the public. Such risks, uncertainties and assumptions are difficult to predict, beyond our control and may turn out to be inaccurate causing actual results to differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

[This Page Intentionally Left Blank]

PART I

ITEM 1. BUSINESS
References to the “Company,” “EMCOR,” “we,” “us,” “our” and similar words refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise.
General
We are one of the largest electrical and mechanical construction and facilities services firms in the United States. In addition, we provide a number of building services and industrial services. In 2014, we had revenues of approximately $6.4 billion. Our services are provided to a broad range of commercial, industrial, utility and institutional customers through approximately 70 operating subsidiaries and joint venture entities. Our executive offices are located at 301 Merritt Seven, Norwalk, Connecticut 06851-1092, and our telephone number at those offices is (203) 849-7800.
We specialize principally in providing construction services relating to electrical and mechanical systems in all types of non-residential and certain residential facilities and in providing various services relating to the operation, maintenance and management of facilities, including refineries and petrochemical plants.
During the third quarter of 2013, we completed the acquisition of RepconStrickland, Inc. (“RSI”), a leading provider of turnaround and specialty services to the North American refinery and petrochemical markets, and its results are included in our United States industrial services segment.
Due to recurring losses over the last several years in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future, we announced during the quarter ended June 30, 2013 our decision to withdraw from the construction market in the United Kingdom. During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for all periods are presented as discontinued operations. The segment formally named the United Kingdom construction and building services segment has been renamed the United Kingdom building services segment. In addition, the results of operations for all periods presented reflect discontinued operations accounting due to the disposition in August 2011 of our Canadian subsidiary.
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

Our building services operations, which are provided to a wide range of facilities, including commercial, utility, institutional and governmental facilities, include:

•	Commercial and government site-based operations and maintenance;

•	Facility maintenance and services, including reception, security and catering services;

•	Outage services to utilities and industrial plants;

•	Military base operations support services;

•	Mobile mechanical maintenance and services;

•	Floor care and janitorial services;

•	Landscaping, lot sweeping and snow removal;

•	Facilities management;

•	Vendor management;

•	Call center services;

•	Installation and support for building systems;

•	Program development, management and maintenance for energy systems;

•	Technical consulting and diagnostic services;

•	Infrastructure and building projects for federal, state and local governmental agencies and bodies; and

•	Small modification and retrofit projects.
Our industrial services are provided to refineries and petrochemical plants and include:

•	On-site repairs, maintenance and service of heat exchangers, towers, vessels and piping;

•	Design, manufacturing, repair and hydro blast cleaning of shell and tube heat exchangers and related equipment;

•	Refinery turnaround planning and engineering services;

•	Specialty welding services;

•	Overhaul and maintenance of critical process units in refineries and petrochemical plants; and

•	Specialty technical services for refineries and petrochemical plants.
We provide construction services and building services directly to corporations, municipalities and federal and state governmental entities, owners/developers, and tenants of buildings. We also provide our construction services indirectly by acting as a subcontractor to general contractors, systems suppliers, property managers and other subcontractors. Our industrial services generally are provided directly to refineries and petrochemical plants. Worldwide, as of December 31, 2014, we had approximately 27,000 employees.
Our revenues are derived from many different customers in numerous industries, which have operations in several different geographical areas. Of our 2014 revenues, approximately 95% were generated in the United States and approximately 5% were generated in foreign countries, substantially all in the United Kingdom. In 2014, approximately 33% of revenues were derived from new construction projects, 19% were derived from renovation and retrofit of customer’s existing facilities, 35% were derived from our building services operations, and 13% were derived from our industrial services operations.
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

Operations
The electrical and mechanical construction services industry has grown over the years due principally to the increased content, complexity and sophistication of electrical and mechanical systems, as well as the installation of more technologically advanced voice and data communications, lighting, and environmental control systems in all types of facilities in large part due to the integration of digital processing and information technology. For these reasons, buildings need extensive electrical distribution systems. In addition, advanced voice and data communication systems require sophisticated power supplies and extensive low-voltage and fiber-optic communications cabling. Moreover, the need for substantial environmental controls within a building, due to the heightened need for climate control to maintain extensive computer systems at optimal temperatures, and the demand for energy savings and environmental controls in individual spaces have over the years expanded opportunities for our electrical and mechanical services businesses. The demand for these services is typically driven by non-residential construction and renovation activity.
Electrical and mechanical construction services primarily involve the design, integration, installation and start-up, and provision of services relating to: (a) electric power transmission and distribution systems, including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and controls; (b) premises electrical and lighting systems, including fixtures and controls; (c) low-voltage systems, such as fire alarm, security and process control systems; (d) voice and data communications systems, including fiber-optic and low-voltage cabling; (e) roadway and transit lighting and fiber-optic lines; (f) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; (g) fire protection systems; (h) plumbing, process and high-purity piping systems; (i) controls and filtration systems; (j) water and wastewater treatment systems; (k) central plant heating and cooling systems; (l) cranes and rigging; (m) millwrighting; and (n) steel fabrication, erection and welding.
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
Our United States electrical and mechanical construction services operations accounted for about 50% of our 2014 revenues, approximately 64% of which were related to new construction and approximately 36% of which were related to renovation and retrofit projects. Due to recurring losses over the last several years in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future, we announced during the quarter ended June 30, 2013 our decision to withdraw from the construction market in the United Kingdom. During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for all periods are presented as discontinued operations. We plan to focus in the United Kingdom solely on building services.
We provide electrical and mechanical construction services for both large and small installation and renovation projects. Our largest projects have included those: (a) for institutional purposes (such as educational and correctional facilities and research laboratories); (b) for manufacturing purposes (such as pharmaceutical plants, steel, pulp and paper mills, chemical, food, automotive and semiconductor manufacturing facilities and power generation); (c) for transportation purposes (such as highways, airports and transit systems); (d) for commercial purposes (such as office buildings, data centers, convention centers, sports stadiums and shopping malls); (e) for hospitality purposes (such as resorts, hotels and casinos); (f) for water and wastewater purposes; and (g) for healthcare purposes. Our largest projects, which typically range in size from $10.0 million up to and occasionally exceeding $150.0 million and are frequently multi-year projects, represented approximately 27% of our worldwide construction services revenues in 2014.
Our projects of less than $10.0 million accounted for approximately 73% of our worldwide construction services revenues in 2014. These projects are typically completed in less than one year. They usually involve electrical and mechanical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use. These projects frequently require electrical and mechanical systems to meet special needs such as critical systems power supply, fire protection systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, new production lines in manufacturing plants, and office arrangements in existing office buildings. They are not usually dependent upon the new construction market. Demand for these projects and types of services is often prompted by the expiration of leases, changes in technology, or changes in the customer’s plant or office layout in the normal course of a customer’s business.
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
Our United States building services segment offers a broad range of services, including operation, maintenance and service of electrical and mechanical systems; commercial and government site-based operations and maintenance; facility maintenance and services, including outage services to utilities and manufacturing facilities; military base operations support services; mobile mechanical maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance with respect to energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; and small modification and retrofit projects.
These building services, which generated approximately 35% of our 2014 revenues, are provided to owners, operators, tenants and managers of all types of facilities both on a contract basis for a specified period of time and on an individual task order basis. Of our 2014 building services revenues, approximately 88% were generated in the United States and approximately 12% were generated in the United Kingdom.
Our building services operations have built upon our traditional electrical and mechanical services operations, facilities services activities of our electrical and mechanical contracting subsidiaries, and our client relationships, as well as acquisitions, to expand the scope of services being offered and to develop packages of services for customers on a regional and national basis.
Demand for our building services is often driven by customers’ decisions to focus on their core competencies, customers’ programs to reduce costs, the increasing technical complexity of their facilities and their mechanical, electrical, voice and data and other systems, and the need for increased reliability, especially in electrical and mechanical systems. These trends have led to outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out those activities that support, but are not directly associated with, the customer’s core business. Clients of our building services business include federal and state governments, utilities, independent power producers, pulp and paper producers, and major corporations engaged in information technology, telecommunications, pharmaceuticals, financial services, publishing and other manufacturing, and large retailers and other businesses with multiple locations throughout the United States.
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
In the Washington D.C. metropolitan area, we provide building services at a number of preeminent buildings, including those that house the Secret Service, The Federal Deposit Insurance Corporation, the National Foreign Affairs Training Center, and the Department of Health and Human Services, as well as other government facilities including the NASA Jet Propulsion Laboratory in Pasadena, California. We also provide building services to a number of military bases, including base operations support services to the Navy National Capital Region and the Army’s Fort Huachuca, Arizona, and are also involved in a joint venture providing building services to the Naval Support Activity Mid-South Base in Tennessee. The agreements pursuant to which this division provides services to the federal government are frequently for a term of five years, are subject to renegotiation of terms and prices by the government, and are subject to termination by the government prior to the expiration of the term.
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
Competition
In our construction services, building services and industrial services businesses, we compete with national, regional and local companies, many of which are small, owner-operated entities that carry on their businesses in a limited geographic area, as well as with certain foreign companies.
We believe that the electrical and mechanical construction services businesses are highly fragmented and our competition includes thousands of small companies across the United States. In the United States, there are a few public companies focused on providing either electrical and/or mechanical construction services, such as Integrated Electrical Services, Inc., Comfort Systems USA, Inc. and Tutor Perini Corporation. A majority of our revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability and financial strength. Because we have total assets, annual revenues, access to bank credit and surety bonding and expertise significantly greater than most of our competitors, we believe we have a significant competitive advantage over our competitors in providing electrical and mechanical construction services. Competitive factors in the electrical and mechanical construction services business include: (a) the availability of qualified and/or licensed personnel; (b) reputation for integrity and quality; (c) safety record; (d) cost structure; (e) relationships with customers; (f) geographic diversity; (g) the ability to control project costs; (h) experience in specialized markets; (i) the ability to obtain surety bonding; (j) adequate working capital; (k) access to bank credit; and (l) price. However, there are relatively few significant barriers to entry to several types of our construction services business.
While the building services business is also highly fragmented with most competitors operating in a specific geographic region, a number of large United States based corporations such as AECOM Technology Corporation, Johnson Controls, Inc., Fluor Corp., J&J Worldwide Services, DTZ, CB Richard Ellis, Inc., Jones Lang LaSalle and ABM Facility Services are engaged in this field, as are large original equipment manufacturers such as Carrier Corp. and Trane Air Conditioning. In addition, we compete with several regional firms serving all or portions of the markets we target, such as Brickman Valley Crest, Inc., Kellermeyer Bergensons Services, Inc., SMS Assist, LLC and Ferandino & Sons, Inc. Our principal services competitors in the United Kingdom include ISS UK Ltd. and MITIE Group plc. The key competitive factors in the building services business include price, service, quality, technical expertise, geographic scope and the availability of qualified personnel and managers. Due to our size, both financial and geographic, and our technical capability and management experience, we believe we are in a strong competitive position in the building services business. However, there are relatively few barriers to entry to most of our building services businesses.
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
Employees
At December 31, 2014, we employed approximately 27,000 people, approximately 55% of whom are represented by various unions pursuant to more than 375 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.

Backlog
Our backlog at December 31, 2014 was $3.63 billion compared to $3.34 billion of backlog at December 31, 2013. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We include a project within our backlog at such time as a contract is awarded. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of services contracts. However, we do not include in backlog contracts for which we are paid on a time and material basis and a fixed amount cannot be determined, and if the remaining term of a services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the contract award. Our backlog also includes amounts related to services contracts for which a fixed price contract value is not assigned when a reasonable estimate of total revenues can be made from budgeted amounts agreed to with our customer. Our backlog is comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business and (d) claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider recovery to be probable. Such claim amounts were immaterial for all periods presented. Our backlog does not include anticipated revenues from unconsolidated joint ventures or variable interest entities and anticipated revenues from pass-through costs on contracts for which we are acting in the capacity of an agent and which are reported on the net basis. We believe our backlog is firm, although many contracts are subject to cancellation at the election of our customers. Historically, cancellations have not had a material adverse effect on us. We estimate that 82% of our backlog as of December 31, 2014 will be recognized as revenues during 2015.
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
Our Board of Directors has an audit committee, a compensation and personnel committee, a nominating and corporate governance committee, and a risk oversight committee. Each of these committees has a formal charter. We also have Corporate Governance Guidelines, which include guidelines regarding related party transactions, a Code of Ethics for our Chief Executive Officer and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees. Copies of these charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, can be obtained free of charge from our web site, www.emcorgroup.com.
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
Regardless of economic or market conditions, investment decisions by our ultimate customers may vary by location or as a result of other factors like the availability of labor, relative construction costs or competitive conditions in their industries. Because we are dependent on the timing and funding of new awards, we are therefore vulnerable to changes in our clients’ markets and investment decisions.
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
An increase in the prices of certain materials used in our businesses could adversely affect our businesses. We are exposed to market risk of increases in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in all of our operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 8,500 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to such projects. Fluctuations in energy prices as well as in commodity prices of materials may adversely affect our customers and as a result cause them to curtail the use of our services. In particular, recent declines in the price of oil may adversely affect some of our refinery customers causing them to defer maintenance projects performed by companies in our United States industrial services segment or delay purchases or repairs of heat exchangers that are manufactured and repaired by some of those companies.
Our industry is highly competitive. Our industry is served by numerous small, owner-operated private companies, a few public companies and several large regional companies. In addition, relatively few barriers prevent entry into most of our businesses. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Competition in our industry depends on numerous factors, including price. Certain of our competitors have lower overhead cost structures and, therefore, are able to provide their services at lower rates than we are currently able to provide. In addition, some of our competitors have greater resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources necessary to provide services that are superior in quality and lower in price to ours. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industries or maintain a customer base at current levels. We may also face competition from the in-house service organizations of existing or prospective customers, particularly with respect to building services. Many of our customers employ personnel who perform some of the same types of building services that we do. We cannot be certain that our existing or prospective customers will continue to outsource building services in the future.
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
Our business may also be affected by weather conditions. Adverse weather conditions, particularly during the winter season, could impact our construction services operations as those conditions affect our ability to perform efficient work outdoors in certain regions of the United States, adversely affecting the revenues and profitability of those operations. However, the absence of snow in the United States during the winter could cause us to experience reduced revenues and profitability in our United States building services segment, which has meaningful snow removal operations. In addition, cooler than normal temperatures during the summer months could reduce the need for our services, particularly in our businesses that install or service air conditioning units, and result in reduced revenues and profitability during the period such unseasonal weather conditions persist.
Our business may be affected by the work environment. We perform our work under a variety of conditions, including but not limited to, difficult terrain, difficult site conditions and busy urban centers where delivery of materials and availability of labor may be impacted, clean-room environments where strict procedures must be followed, and sites which may have been exposed to harsh and hazardous conditions, especially at chemical plants, refineries and other process facilities. Performing work under these conditions can negatively affect efficiency and, therefore, our profitability.
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
We could incur additional costs to cover certain guarantees. In some instances, we guarantee completion of a project by a specific date or price, cost savings, achievement of certain performance standards or performance of our services at a certain standard of quality. If we subsequently fail to meet such guarantees, we may be held responsible for costs resulting from such failures. Such a failure could result in our payment of liquidated or other damages. To the extent that any of these events occur, the total costs of a project could exceed the original estimated costs, and we would experience reduced profits or, in some cases, a loss.
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
In addition, existing and potential customers in the past have reduced, and may continue to reduce, the number or size of projects available to us because of general economic conditions or due to their inability to obtain capital or pay for services we provide.

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
Our unionized workforce could adversely affect our operations, and we participate in many multiemployer union pension plans which could result in substantial liabilities being incurred. As of December 31, 2014, approximately 55% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. However, only two of our collective bargaining agreements are national or regional in scope, and not all of our collective bargaining agreements expire at the same time. Strikes or work stoppages would adversely impact our relationships with our customers and could have a material adverse effect on our financial position, results of operations and cash flows. We contribute to over 200 multiemployer union pension plans based upon wages paid to our union employees that could result in our being responsible for a portion of the unfunded liabilities under such plans. Our potential liability for unfunded liabilities could be material. Under the Employee Retirement Income Security Act, we may become liable for our proportionate share of a multiemployer pension plan’s underfunding, if we cease to contribute to that pension plan or significantly reduce the employees in respect of which we make contributions to that pension plan. See Note 14 - Retirement Plans of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information regarding multiemployer plans.
Fluctuating foreign currency exchange rates impact our financial results. We have foreign operations in the United Kingdom, which in 2014 accounted for 5% of our revenues. Our reported financial position and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our United Kingdom operations, which are denominated in local currencies, into the U.S. dollar.
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
In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could harm our financial position and results of operations, although certain of these costs might be covered by insurance. In some instances, we have obtained indemnification or covenants from third parties (including predecessors or lessors) for such clean-up and other obligations and liabilities, and we believe such indemnities and covenants are adequate to cover such obligations and liabilities. However, such third-party indemnities or covenants may not cover all of such costs or third-party indemnitors may default on their obligations. In addition, unanticipated obligations or liabilities, or future obligations and liabilities, may have a material adverse effect on our business operations. Further, we cannot be certain that we will be able to identify, or be indemnified for, all potential environmental liabilities relating to any acquired business.
Adverse resolution of litigation and other legal proceedings may harm our operating results or financial position. We are a party to lawsuits and other legal proceedings, most of which occur in the normal course of our business. Litigation and other legal proceedings can be expensive, lengthy and disruptive to normal business operations. An unfavorable resolution of a particular legal proceeding could have a material adverse effect on our business, operating results, financial position and cash flows, and in some cases, on our reputation or our ability to obtain projects from customers, including governmental entities. See Item 3. Legal Proceedings and Note 15 - Commitments and Contingencies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, for more information regarding legal proceedings in which we are involved.

Opportunities within the government sector could lead to increased governmental regulation applicable to us. As a government contractor we are subject to a number of procurement rules and other regulations, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors. Government agencies may review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If government agencies determine through these audits or reviews that costs are improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we are engaged in improper activity, we may be subject to civil and criminal penalties and debarment or suspension from doing business with the government. Government contracts are also subject to renegotiation of terms by the government, termination by the government prior to the expiration of the term and non-renewal by the government.
A material portion of our business depends on our ability to provide surety bonds. We may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds. Our construction contracts frequently require that we obtain from surety companies and provide to our customers payment and performance bonds as a condition to the award of such contracts. Such surety bonds secure our payment and performance obligations. Under standard terms in the surety market, surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of collateral as a condition to issuing any bonds. Current or future market conditions, as well as changes in our sureties’ assessment of our or their own operating and financial risk, could cause our surety companies to decline to issue, or substantially reduce the amount of, bonds for our work or to increase our bonding costs. These actions can be taken on short notice. If our surety companies were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit, parent company guarantees or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding, we may be unable to compete for or work on certain projects. Increases in the costs of surety bonds also could adversely impact our profitability.
We are effectively self-insured against many potential liabilities. Although we maintain insurance policies with respect to a broad range of risks, including automobile liability, general liability, workers’ compensation and employee group health, these policies do not cover all possible claims and certain of the policies are subject to large deductibles. Accordingly, we are effectively self-insured for a substantial number of actual and potential claims. In addition, if any of our insurance carriers defaulted on its obligations to provide insurance coverage by reason of its insolvency or for other reasons, our exposure to claims would increase and our profits would be adversely affected. Our estimates for unpaid claims and expenses are based on known facts, historical trends and industry averages, utilizing the assistance of an actuary. We reflect these liabilities in our balance sheet as “Other accrued expenses and liabilities” and “Other long-term obligations.” The determination of such estimated liabilities and their appropriateness are reviewed and updated at least quarterly. However, these liabilities are difficult to assess and estimate due to many relevant factors, the effects of which are often unknown, including the severity of an injury or damage, the determination of liability in proportion to other parties, the timeliness of reported claims, the effectiveness of our risk management and safety programs and the terms and conditions of our insurance policies. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses, and we believe such accruals are adequate. However, unknown or changing trends, risks or circumstances, such as increases in claims, a weakening economy, increases in medical costs, changes in case law or legislation or changes in the nature of the work we perform, could render our current estimates and accruals inadequate. In such case, adjustments to our balance sheet may be required and these increased liabilities would be recorded in the period that the experience becomes known. Insurance carriers may be unwilling, in the future, to provide our current levels of coverage without a significant increase in insurance premiums and/or collateral requirements to cover our obligations to them. Increased collateral requirements may be in the form of additional letters of credit and/or cash, and an increase in collateral requirements could significantly reduce our liquidity. If insurance premiums increase, and/or if insurance claims are higher than our estimates, our profitability could be adversely affected.
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
We may incur liabilities or suffer negative financial impact relating to occupational, health and safety matters. Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our robust occupational, health and safety programs, many of our businesses involve a high degree of operational risk, and there can be no assurance that we will avoid significant exposure. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability.

Our customers seek to minimize safety risks on their sites and they frequently review the safety records of contractors during the bidding process. If our safety record were to substantially deteriorate over time, we might become ineligible to bid on certain work and our customers could cancel our contracts and/or not award us future business.
Acquisitions could adversely affect our business and results of operations. As part of our growth strategy, we acquire companies that expand, complement and/or diversify our businesses. Realization of the anticipated benefits of an acquisition will depend, among other things, upon our ability to: (a) effectively conduct due diligence on companies we propose to acquire to identify problems at these companies or (b) recognize incompatibilities or other obstacles to successful integration of the acquired business with our other operations and gain greater efficiencies and scale that will translate into reduced costs in a timely manner. However, there can be no assurance that an acquisition we may make in the future will provide the benefits anticipated when entering into the transaction. Acquisitions we have made and future acquisitions may expose us to operational challenges and risks, including the diversion of management’s attention from our existing businesses, the failure to retain key personnel or customers of the acquired business and the assumption of unknown liabilities of the acquired business for which there are inadequate reserves. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify and acquire desirable businesses and successfully integrate any business acquired.
Our results of operations could be adversely affected as a result of goodwill and other identifiable intangible asset impairments. When we acquire a business, we record an asset called “goodwill” equal to the excess amount paid for the business, including liabilities assumed, over the fair value of the tangible and identifiable intangible assets of the business acquired. The Financial Accounting Standards Board (“FASB”) requires that all business combinations be accounted for using the acquisition method of accounting and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. FASB Accounting Standard Codification (“ASC”) Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) provides that goodwill and other identifiable intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and identifiable intangible assets that have finite useful lives should continue to be amortized over their useful lives and be tested for impairment whenever facts and circumstances indicate that the carrying values may not be fully recoverable. ASC 350 also provides specific guidance for testing goodwill and other non-amortized identifiable intangible assets for impairment, which we test annually each October 1. ASC 350 requires management to make certain estimates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities. Such fair value is determined using discounted estimated future cash flows. Our development of the present value of future cash flow projections is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins and the weighted average cost of capital, among others. Much of the information used in assessing fair value is outside the control of management, such as interest rates, and these assumptions and estimates can change in future periods. There can be no assurance that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding business plans or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required to record goodwill and/or identifiable intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing on October 1, 2015 or earlier, if an indicator of an impairment is present prior to the quarter in which the annual goodwill impairment test is to be performed. It is not possible at this time to determine if any such additional impairment charge would result or, if it does, whether such a charge would be material to our results of operations.
The annual impairment review of our indefinite lived intangible assets for the year ended December 31, 2014 resulted in a $1.5 million non-cash impairment charge as a result of a change in the fair value of subsidiary trade names associated with certain prior acquisitions reported within our United States mechanical construction and facilities services segment and our United States building services segment. We did not record an impairment of our goodwill for the year ended December 31, 2014.
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
We are increasingly dependent on sophisticated information technology and infrastructure. We rely on information technology systems and hardware and third party software to run critical accounting, project management and financial information systems. If software vendors decide to discontinue further development, integration or long-term software maintenance support for our information systems, or there is any system or hardware interruption, delay, breach of security, loss of data, we may need to migrate some or all of our accounting, project management and financial information to other systems. In addition, data privacy or security breaches may pose a risk that data, including intellectual property or personal information, may be exposed to unauthorized persons or the public. These disruptions or breaches could result in financial, legal, business or reputational harm to us.
Our failure to comply with anti-bribery statutes such as the Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010 could result in fines, criminal penalties and other sanctions that could have an adverse effect on our business. The U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act (the “Bribery Act”) and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. We conduct a modest amount of business in a few countries that have experienced corruption to some degree. If we were found to be liable for violations under the FCPA, the Bribery Act or similar anti-bribery laws, either due to our own acts or omissions or due to the acts or omissions of others, we could incur substantial legal expense and suffer civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial condition and results of operations, as well as our reputation.
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

	Approximate Square Feet	Lease Expiration Date, Unless Owned
1168 Fesler Street El Cajon, California (b)	67,560	8/31/2020
22302 Hathaway Avenue Hayward, California (b)	105,000	7/31/2016
4462 Corporate Center Drive Los Alamitos, California (a)	57,863	12/31/2019
18111 South Santa Fe Avenue Rancho Dominguez, California (d)	66,246	12/31/2016
940 Remillard Court San Jose, California (c)	119,560	7/31/2017
5101 York Street Denver, Colorado (b)	77,553	2/28/2019
345 Sheridan Boulevard Lakewood, Colorado (a)	63,000	Owned
3100 Woodcreek Drive Downers Grove, Illinois (a)	56,551	7/31/2017
2219 Contractors Drive Fort Wayne, Indiana (b)	175,000	7/31/2023
7614 and 7720 Opportunity Drive Fort Wayne, Indiana (b)	144,695	10/31/2018
2655 Garfield Avenue Highland, Indiana (a)	57,765	6/30/2019
4250 Highway 30 St. Gabriel, Louisiana (d)	90,000	Owned
1750 Swisco Road Sulphur, Louisiana (d)	112,000	Owned
111-01 and 111-21 14th Avenue College Point, New York (a)	73,013	2/28/2024
70 Schmitt Boulevard Farmingdale, New York (b)	76,380	7/31/2026
Two Penn Plaza New York, New York (a)	55,891	1/31/2016
2102 Tobacco Road Durham, North Carolina (b)	55,944	9/30/2015
2900 Newpark Drive Norton, Ohio (b)	91,831	11/1/2017
1800 Markley Street Norristown, Pennsylvania (c)	93,000	9/30/2021
227 Trade Court Aiken, South Carolina (b)	66,000	9/30/2016
6045 East Shelby Drive Memphis, Tennessee (c)	53,618	4/30/2018
937 Pine Street Beaumont, Texas (d)	78,962	Owned
895 North Main Street Beaumont, Texas (d)	75,000	Owned
410 Flato Road Corpus Christi, Texas (d)	57,000	Owned

	Approximate Square Feet	Lease Expiration Date, Unless Owned
5550 Airline Drive and 25 Tidwell Road Houston, Texas (b)	97,936	12/31/2019
12415 Highway 225 La Porte, Texas (d)	78,000	Owned
2455 West 1500 South Salt Lake City, Utah (a)	58,339	3/31/2018
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

ITEM 3. LEGAL PROCEEDINGS
One of our subsidiaries, USM, Inc. (“USM”), doing business in California provides, among other things, janitorial services to its customers by having those services performed by independent janitorial companies. USM and one of its customers, which owns retail stores (the “Customer”), are co-defendants in a federal class action lawsuit brought by five employees of USM’s California janitorial subcontractors. The action captioned Federico Vilchiz Vasquez, Jesus Vilchiz Vasquez, Francisco Domingo Claudio, for themselves and all others similarly situated vs. USM, Inc. dba USM Services, Inc., a Pennsylvania Corporation, et al., was commenced on September 5, 2013 in a Superior Court of California and was removed by USM on November 22, 2013 to the United States District Court for the Northern District of California. The employees allege in their complaint, among other things, that USM and the Customer, during a period that began before our acquisition of USM, violated a California statute that prohibits USM from entering into a contract with a janitorial subcontractor when it knows or should know that the contract does not include funds sufficient to allow the janitorial subcontractor to comply with all local, state and federal laws or regulations governing the labor or services to be provided. The employees have asserted that the amounts USM pays to its janitorial subcontractors are insufficient to allow those janitorial subcontractors to meet their obligations regarding, among other things, wages due for all hours their employees worked, minimum wages, overtime pay and meal and rest breaks. These employees seek to represent not only themselves, but also all other individuals who provided janitorial services at the Customer’s stores in California during the relevant four year time period. We do not believe USM or the Customer has violated the California statute or that the employees may bring the action as a class action on behalf of other employees of janitorial companies with whom USM subcontracted for the provision of janitorial services to the Customer. However, if the pending lawsuit is certified as a class action and USM is found to have violated the California statute, USM might have to pay significant damages and might be subject to similar lawsuits regarding the provision of janitorial services to its other customers in California. The plaintiffs seek a declaratory judgment that USM has violated the California statute, monetary damages, including all unpaid wages and thereon, restitution for unpaid wages, and an award of attorneys’ fees and costs.
On February 17, 2015, USM and its Customer entered into a consent decree which, subject to approval of the consent decree by the federal judge in the United States District Court for the Northern District of California following a determination by the Court of the consent decree’s fairness, adequacy and reasonableness, will resolve the claims and defenses asserted in the class action. Under the terms of the consent decree, USM is to (a) pay an aggregate of $1.0 million (i) for monetary relief to the members of the class, (ii) for awards to the class representative plaintiffs, (iii) for California Labor Code Private Attorney General Act payments to the State of California for an immaterial amount, and (iv) for all costs of notice and administration of the claims process, (b) pay to counsel for the class an aggregate of $1.3 million, of which $0.25 million is to be allocated for their reimbursable costs and litigation expenses and $1.05 million is to be allocated for attorneys’ fees, and (c) establish procedures to monitor USM’s California subcontractors providing janitorial services to its Customer designed principally to ensure janitorial employees of those subcontractors are paid no less than minimum wage.
We are involved in several other proceedings in which damages and claims have been asserted against us. Other potential claims may exist that have not yet been asserted against us. We believe that we have a number of valid defenses to such proceedings and claims and intend to vigorously defend ourselves. We do not believe that any such matters will have a material adverse effect on our financial position, results of operations or liquidity. Litigation is subject to many uncertainties and the outcome of litigation is not predictable with assurance. It is possible that some litigation matters for which reserves have not been established could be decided unfavorably to us, and that any such unfavorable decisions could have a material adverse effect on our financial position, results of operations or liquidity. See Note 15 - Commitments and Contingencies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for a discussion regarding certain other legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT
Anthony J. Guzzi, Age 50; President since October 25, 2004 and Chief Executive Officer since January 3, 2011. From October 25, 2004 to January 2, 2011, Mr. Guzzi served as Chief Operating Officer of the Company. From August 2001, until he joined the Company, Mr. Guzzi served as President of the North American Distribution and Aftermarket Division of Carrier Corporation (“Carrier”). Carrier is a manufacturer and distributor of commercial and residential HVAC and refrigeration systems and equipment and a provider of after-market services and components of its own products and those of other manufacturers in both the HVAC and refrigeration industries. Mr. Guzzi is also a member of our Board of Directors.
Sheldon I. Cammaker, Age 75; Executive Vice President and General Counsel of the Company since September 1987 and Secretary of the Company since May 1997. Prior to September 1987, Mr. Cammaker was a senior partner of the New York City law firm of Botein, Hays & Sklar.
R. Kevin Matz, Age 56; Executive Vice President-Shared Services of the Company since December 2007 and Senior Vice President-Shared Services from June 2003 to December 2007. From April 1996 to June 2003, Mr. Matz served as Vice President and Treasurer of the Company and Staff Vice President-Financial Services of the Company from March 1993 to April 1996.
Mark A. Pompa, Age 50; Executive Vice President and Chief Financial Officer of the Company since April 3, 2006. From June 2003 to April 2, 2006, Mr. Pompa was Senior Vice President-Chief Accounting Officer of the Company, and from June 2003 to January 2007, Mr. Pompa was also Treasurer of the Company. From September 1994 to June 2003, Mr. Pompa was Vice President and Controller of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock trades on the New York Stock Exchange under the symbol “EME”.
The following table sets forth high and low sales prices for our common stock for the periods indicated as reported by the New York Stock Exchange:

2014	High	Low
First Quarter	$47.81	$40.12
Second Quarter	$48.00	$43.41
Third Quarter	$46.04	$39.96
Fourth Quarter	$45.87	$38.68

2013	High	Low
First Quarter	$42.69	$34.42
Second Quarter	$42.34	$35.58
Third Quarter	$43.98	$37.19
Fourth Quarter	$42.61	$36.26
Holders. As of February 19, 2015, there were approximately 166 stockholders of record and, as of that date, we estimate there were approximately 31,229 beneficial owners holding our common stock in nominee or “street” name.
Dividends. We have paid quarterly dividends since October 25, 2011. At the December 7, 2012 meeting of our Board of Directors, the regular quarterly dividend that would have been paid in January 2013 was declared, its amount increased to $0.06 per share and the payment date accelerated to December 28, 2012. During 2013, we paid a regular quarterly dividend of $0.06 per share in the second, third and fourth quarters of 2013. In December 2013, our Board of Directors announced its intention to increase our regular quarterly dividend to $0.08 per share commencing with the dividend to be paid in the first quarter of 2014, and that dividend was paid in each of the four quarters of 2014. We expect that such quarterly dividends will be paid in the foreseeable future. Our 2013 Credit Agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of this agreement materially limit our ability to pay a quarterly dividend of $0.08 per share for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes, as of December 31, 2014, certain information regarding equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by stockholders. The information in the table and in the Notes thereto has been adjusted for stock splits.

	Equity Compensation Plan Information
	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	1,277,073	(1)	$10.72	(1)	2,086,953	(2)
Equity Compensation Plans Not Approved by Security Holders	—		$—		—
Total	1,277,073		$10.72		2,086,953
_________

(1)
Included within this amount are 710,299 restricted stock units awarded to our non-employee directors and employees. The weighted average exercise price would have been $24.15 had the weighted average exercise price calculation excluded such restricted stock units.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes repurchases of our common stock made during the quarter ended December 31, 2014 by us:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plan or Programs

October 1, 2014 to October 31, 2014	946,189	$40.57	946,189	$249,516,873
November 1, 2014 to November 30, 2014	977,073	$44.77	977,073	$205,739,378
December 1, 2014 to December 31, 2014	900,975	$43.56	900,975	$166,467,082
_________

(1)
On September 26, 2011, we announced that our Board of Directors had authorized us to repurchase up to $100.0 million of our outstanding common stock, and on December 5, 2013, we announced that our Board of Directors had authorized us to repurchase up to an additional $100.0 million of our outstanding common stock. As of December 31, 2014, we had repurchased all shares under both of these authorizations. On October 23, 2014, our Board of Directors authorized us to repurchase up to an additional $250.0 million of our outstanding common stock. As a result, as of December 31, 2014, $166.5 million remained available for repurchase under that authorization. No shares have been repurchased since the programs have been announced other than pursuant to these publicly announced programs. Repurchases may be made from time to time as permitted by securities laws and other legal requirements.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data has been derived from our audited financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the report of our independent registered public accounting firm thereon included elsewhere in this and our previously filed annual reports on Form 10-K.
See Note 3 - Acquisitions of Businesses and Note 4 - Disposition of Assets of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for a discussion regarding acquisitions and dispositions. During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for all periods are presented as discontinued operations. In addition, the results of operations for all periods presented reflect discontinued operations accounting due to the disposition in August 2011 of our Canadian subsidiary.
Income Statement Data
(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012	2011	2010
Revenues	$6,424,965	$6,333,527	$6,195,494	$5,450,393	$4,698,313
Gross profit	907,246	821,646	803,979	724,733	677,010
Impairment loss on goodwill and identifiable intangible assets	1,471	—	—	3,795	246,081
Operating income (loss)	289,878	240,350	260,303	214,119	(30,192)
Net income (loss) attributable to EMCOR Group, Inc.	$168,664	$123,792	$146,584	$130,826	$(86,691)

Basic earnings (loss) per common share:
From continuing operations	$2.61	$2.19	$2.32	$1.86	$(1.33)
From discontinued operations	(0.07)	(0.34)	(0.12)	0.10	0.02
	$2.54	$1.85	$2.20	$1.96	$(1.31)

Diluted earnings (loss) per common share:
From continuing operations	$2.59	$2.16	$2.28	$1.82	$(1.33)
From discontinued operations	(0.07)	(0.34)	(0.12)	0.09	0.02
	$2.52	$1.82	$2.16	$1.91	$(1.31)

Balance Sheet Data (In thousands)
	As of December 31,
	2014	2013	2012	2011	2010
Equity (1)	$1,429,387	$1,479,626	$1,357,179	$1,245,131	$1,162,845
Total assets	3,388,967	3,465,915	3,107,070	3,014,076	2,755,542
Goodwill	834,102	834,825	566,588	566,805	406,804
Borrowings under revolving credit facility	—	—	150,000	150,000	150,000
Term loan, including current maturities	332,500	350,000	—	—	—
Other long-term debt, including current maturities	57	11	18	—	24
Capital lease obligations, including current maturities	$2,883	$4,652	$5,881	$4,857	$1,649
  _______

(1)
During 2014, we repurchased approximately 4.8 million shares of our common stock for approximately $206.0 million. Since the inception of the repurchase programs in 2011 through December 31, 2014, we have repurchased 7.6 million shares of our common stock for approximately $283.5 million. The repurchase of shares results in a reduction of our Equity. We have paid quarterly dividends since October 25, 2011. At the December 7, 2012 meeting of our Board of Directors, the regular quarterly dividend that would have been paid in January 2013 was declared, its amount increased to $0.06 per share and the payment date accelerated to December 28, 2012. During 2013, we paid a regular quarterly dividend of $0.06 per share in the second, third and fourth quarters of 2013. In December 2013, our Board of Directors announced its intention to increase our regular quarterly dividend to $0.08 per share commencing with the dividend to be paid in the first quarter of 2014, and that dividend was paid in each of the four quarters of 2014. We expect that such quarterly dividends will be paid in the foreseeable future. Prior to October 25, 2011, no cash dividends had been paid on the Company's common stock.

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
Due to recurring losses over the last several years in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future, we announced during the quarter ended June 30, 2013 our decision to withdraw from the construction market in the United Kingdom. During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for all periods are presented as discontinued operations. The segment formally named the United Kingdom construction and building services segment has been renamed the United Kingdom building services segment.
Impact of Acquisitions
In order to provide a more meaningful period-over-period discussion of our operating results, we may discuss amounts generated or incurred (revenues, gross profit, selling, general and administrative expenses and operating income) from companies acquired. The amounts discussed reflect the acquired companies' operating results in the current reported period only for the time period these entities were not owned by EMCOR in the comparable prior reported period.
Overview
The following table presents selected financial data for the fiscal years ended December 31, 2014 and 2013 (in thousands, except percentages and per share data):

	2014	2013
Revenues	$6,424,965	$6,333,527
Revenues increase from prior year	1.4%	2.2%
Restructuring expenses	$1,168	$647
Impairment loss on identifiable intangible assets	$1,471	$—
Gain on sale of building	$11,749	$—
Operating income	$289,878	$240,350
Operating income as a percentage of revenues	4.5%	3.8%
Income from continuing operations	$178,117	$150,423
Net income attributable to EMCOR Group, Inc.	$168,664	$123,792
Diluted earnings per common share from continuing operations	$2.59	$2.16
Overall revenues, operating income and operating margin (operating income as a percentage of revenues) increased in 2014 compared to 2013. The increase in revenues is primarily attributable to higher revenues from our United States industrial services segment and our United Kingdom building services segment, partially offset by a decline in revenues from our (a) United States mechanical construction and facilities services segment, (b) United States building services segment and (c) United States electrical construction and facilities services segment. Companies acquired in 2013, which are reported in our United States industrial segment and our United States mechanical construction and facilities services segment, generated incremental revenues of $231.2 million in 2014. As previously discussed under "Impact of Acquisitions" above, this amount reflects acquired companies' revenues in the current reported period only for the time period these entities were not owned by EMCOR in the comparable prior reported period.
The increases in operating income were primarily attributable to improved operating performance within all of our reportable segments, except for our United States electrical construction and facilities services segment and our United States building services segment. Operating income margins increased within all of our reportable segments, except for our United States electrical construction and facilities services segment and our United States industrial services segment. In addition, our operating income and operating margin were favorably impacted by an $11.7 million gain on the sale of a building. Companies acquired in 2013, which are reported in our United States industrial segment and our United States mechanical construction and facilities services segment, contributed $9.3 million to operating income, net of $8.2 million of amortization expense associated with identifiable intangible assets. As previously discussed under "Impact of Acquisitions" above, these amounts reflect acquired companies' operating results in the current reported period only for the time period these entities were not owned by EMCOR in the comparable prior reported period.

Operating Segments
We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment; central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom building services. The “United States building services” and “United Kingdom building services” segments principally consist of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities, including commercial and government site-based operations and maintenance; facility maintenance and services, including reception, security and catering services; outage services to utilities and industrial plants; military base operations support services; mobile maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; and small modification and retrofit projects, which services are not generally related to customers’ construction programs. The segment “United States industrial services” principally consists of those operations which provide industrial maintenance and services, including those for refineries and petrochemical plants, including on-site repairs, maintenance and service of heat exchangers, towers, vessels and piping; design, manufacturing, repair and hydro blast cleaning of shell and tube heat exchangers and related equipment; refinery turnaround planning and engineering services; specialty welding services; overhaul and maintenance of critical process units in refineries and petrochemical plants; and specialty technical services for refineries and petrochemical plants.
We completed the acquisition of RepconStrickland, Inc. (“RSI”) during 2013, and its results have been included in our United States industrial services segment since its acquisition. In addition, we completed two other acquisitions during 2013, and their results have been included in our United States mechanical construction and facilities services segment. These acquired businesses expanded our service capabilities into new technical areas.
Discussion and Analysis of Results of Operations
2014 versus 2013
Revenues
As described in more detail below, revenues for 2014 were $6.4 billion compared to $6.3 billion for 2013. The increase in revenues for 2014 was primarily attributable to revenues of $231.2 million attributable to companies acquired in 2013 and higher revenues from our United States industrial services segment and our United Kingdom building services segment. This increase was partially offset by lower revenues from our other reportable segments. See “Impact of Acquisitions” discussion above for further information regarding companies acquired in 2013. We continue to be disciplined in a very competitive marketplace by only accepting work that we believe can be performed at reasonable margins.
The following table presents our revenues for each of our operating segments and the approximate percentages that each segment’s revenues were of total revenues for the years ended December 31, 2014 and 2013 (in thousands, except for percentages):

	2014	% of Total	2013	% of Total
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,311,988	20%	$1,345,750	21%
United States mechanical construction and facilities services	2,201,212	34%	2,329,834	37%
United States building services	1,721,341	27%	1,794,978	28%
United States industrial services	839,980	13%	519,413	8%
Total United States operations	6,074,521	95%	5,989,975	95%
United Kingdom building services	350,444	5%	343,552	5%
Total worldwide operations	$6,424,965	100%	$6,333,527	100%

Revenues of our United States electrical construction and facilities services segment were $1,312.0 million for the year ended December 31, 2014 compared to revenues of $1,345.8 million for the year ended December 31, 2013. The decrease in revenues was primarily attributable to a decrease in revenues from institutional and manufacturing construction projects, primarily in the southern California and Washington D.C. markets, as well as a decrease in revenues from water and wastewater construction projects. These decreases were partially offset by higher levels of work from transportation, commercial and healthcare projects.
Our United States mechanical construction and facilities services segment revenues for the year ended December 31, 2014 were $2,201.2 million, a $128.6 million decrease compared to revenues of $2,329.8 million for the year ended December 31, 2013. This decrease in revenues was primarily attributable to a decline in revenues from manufacturing construction projects, partially as the result of the completion in 2013 of several large projects within this market sector, which were not replaced. This decrease was partially offset by: (a) an increase in revenues from commercial, hospitality and institutional construction projects and (b) incremental revenues of $19.2 million generated by companies acquired in 2013. See “Impact of Acquisitions” discussion above for further information.
Revenues of our United States building services segment were $1,721.3 million and $1,795.0 million in 2014 and 2013, respectively. This decrease in revenues was primarily attributable to decreased revenues from: (a) our commercial site-based services operations, as a result of a decline in revenues from supplier management contracts, including a large contract that was terminated by agreement of both parties, (b) our energy services operations, due to a reduction in large project work, and (c) our government site-based services operations, as a result of the completion of a large long-term site-based joint venture project located in the Pacific Northwest not renewed pursuant to rebid. These decreases were partially offset by an increase in revenues from our mobile mechanical service operations, primarily within the California and New England markets.
Revenues of our United States industrial services segment for the year ended December 31, 2014 increased by $320.6 million compared to the year ended December 31, 2013. For the seven months ended July 31, 2014, RSI generated incremental revenues of $212.0 million. As previously discussed under "Impact of Acquisitions" above, this amount reflects RSI's revenues in the current reported period only for the time period RSI was not owned by EMCOR in the comparable prior reported period. The increase in revenues was also attributable to an increased demand for our industrial field services operations, partially offset by a decrease in revenues from our industrial shop services operations.
Our United Kingdom building services segment revenues were $350.4 million in 2014 compared to $343.6 million in 2013. This increase in revenues was due to an increase of $16.9 million relating to the effect of favorable exchange rates for the British pound versus the United States dollar and increased activity within the commercial and healthcare markets, partially offset by decreased activity within the transportation and institutional markets.
Backlog
The following table presents our operating segment backlog from unrelated entities and their respective percentages of total backlog (in thousands, except for percentages):

	December 31, 2014	% of Total	December 31, 2013	% of Total
Backlog:
United States electrical construction and facilities services	$1,176,372	32%	$993,919	30%
United States mechanical construction and facilities services	1,473,018	41%	1,325,941	40%
United States building services	732,960	20%	761,855	23%
United States industrial services	101,154	3%	94,187	3%
Total United States operations	3,483,504	96%	3,175,902	95%
United Kingdom building services	150,084	4%	167,804	5%
Total worldwide operations	$3,633,588	100%	$3,343,706	100%
Our backlog at December 31, 2014 was $3.63 billion compared to $3.34 billion at December 31, 2013. This increase in backlog was primarily attributable to an increase in contracts awarded for work in our (a) United States electrical construction and facilities services segment and (b) United States mechanical construction and facilities services segment. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We include a project within our backlog at such time as a contract is awarded. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of services contracts. However, we do not include in backlog contracts for which we are paid on a time and material basis and a fixed amount cannot be determined, and if the remaining term of a services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the contract award. Our backlog also includes amounts related to services contracts for which a fixed price contract value is not assigned when a reasonable estimate of total revenues can be made from budgeted amounts agreed to with our customer. Our backlog is comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business and (d) claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider recovery to be probable. Such claim amounts were immaterial for all periods presented. Our backlog does not include anticipated revenues from unconsolidated joint ventures or variable interest entities and anticipated revenues from pass-through costs on contracts for which we are acting in the capacity of an agent and which are reported on the net basis. We believe our backlog is firm, although many contracts are subject to cancellation at the election of our customers. Historically, cancellations have not had a material adverse effect on us.
Cost of sales and Gross profit
The following table presents cost of sales, gross profit (revenues less cost of sales), and gross profit margin (gross profit as a percentage of revenues) for the years ended December 31, 2014 and 2013 (in thousands, except for percentages):

	2014	2013
Cost of sales	$5,517,719	$5,511,881
Gross profit	$907,246	$821,646
Gross profit margin	14.1%	13.0%
Our gross profit for the year ended December 31, 2014 was $907.2 million, an $85.6 million increase compared to the gross profit of $821.6 million for the year ended December 31, 2013. The increase in gross profit was primarily attributable to improved profitability within all of our reportable segments, except for our United States electrical construction and facilities services segment. Gross profit in 2013 within our United States mechanical construction and facilities services segment was negatively impacted by aggregate losses of approximately $24.5 million from one of our subsidiaries at two projects located in the southeastern United States. Companies acquired in 2013 included in our United States industrial services segment and our United States mechanical construction and facilities services segment contributed an aggregate of $35.9 million to gross profit in 2014. As previously discussed under "Impact of Acquisitions" above, this amount reflects acquired companies' gross profit in the current reported period only for the time period these entities were not owned by EMCOR in the comparable prior reported period.
Our gross profit margin was 14.1% and 13.0% for 2014 and 2013, respectively. Gross profit margin for 2014 increased within most of our reportable segments. Our consolidated gross profit margin benefited from an increase in revenues from our United States industrial services segment, which historically generates higher gross profit margins than our other reportable segments. Gross profit margin for 2013 was adversely impacted by the two significant project write-downs reported in our United States mechanical construction and facilities services segment, resulting in a 0.4% impact on consolidated gross profit margin.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues, for the years ended December 31, 2014 and 2013 (in thousands, except for percentages):

	2014	2013
Selling, general and administrative expenses	$626,478	$580,649
Selling, general and administrative expenses as a percentage of revenues	9.8%	9.2%
Our selling, general and administrative expenses for the year ended December 31, 2014 were $626.5 million, a $45.8 million increase compared to selling, general and administrative expenses of $580.6 million for the year ended December 31, 2013. Selling, general and administrative expenses as a percentage of revenues were 9.8% and 9.2% for the years ended December 31, 2014 and 2013, respectively. This increase in selling, general and administrative expenses primarily resulted from: (a) $26.6 million of expenses directly related to companies acquired in 2013, including amortization expense of $8.2 million attributable to identifiable intangible assets, (b) higher employee related costs such as incentive compensation and employee benefits and (c) higher legal costs, including the unfavorable settlement of a legal matter. See “Impact of Acquisitions” discussion above for further information regarding companies acquired in 2013. In addition, our selling, general and administrative expenses as a percentage of revenues increased due to higher revenues from our United States industrial services segment, which has a higher fixed cost structure than our other reportable segments. Selling, general and administrative expenses for the year ended December 31, 2013 included $6.1 million of transaction costs associated with the acquisition of RSI. Selling, general and administrative expenses for the year ended December 31, 2013 were reduced by $6.8 million of income attributable to the reversal of contingent consideration accruals relating to acquisitions made prior to 2013.

Restructuring expenses
Restructuring expenses were $1.2 million and $0.6 million for 2014 and 2013, respectively. The 2014 restructuring expenses included $0.6 million of employee severance obligations and $0.6 million relating to the termination of leased facilities. The 2013 restructuring expenses included $0.5 million of employee severance obligations and $0.1 million relating to the termination of leased facilities. As of December 31, 2014 and 2013, the balance of restructuring related obligations yet to be paid was $0.3 million and $0.2 million, respectively. The majority of obligations outstanding as of December 31, 2013 were paid during 2014. The majority of obligations outstanding as of December 31, 2014 will be paid during 2015. No material expenses in connection with restructuring from continuing operations are expected to be incurred during 2015.
Gain on sale of building
On July 22, 2014, we sold a building and land owned by one of our subsidiaries reported in the United States mechanical construction and facilities services segment. We recognized a gain of approximately $11.7 million on this transaction in the third quarter of 2014, which has been classified as a “Gain on sale of building” in the Consolidated Statements of Operations.
Impairment loss on goodwill and identifiable intangible assets
In conjunction with our 2014 annual impairment test on October 1, we recognized a $1.5 million non-cash impairment charge related to subsidiary trade names within the United States mechanical construction and facilities services segment and the United States building services segment. The 2014 impairment primarily resulted from lower forecasted revenues from two companies within these segments. No impairment of our identifiable intangible assets was recognized for the year ended December 31, 2013. Additionally, no impairment of our goodwill was recognized for the years ended December 31, 2014 and 2013.
Operating income (loss)
The following table presents by segment our operating income (loss) (gross profit less selling, general and administrative expenses and restructuring expenses), and each segment’s operating income (loss) as a percentage of such segment’s revenues from unrelated entities, for the years ended December 31, 2014 and 2013 (in thousands, except for percentages):

	2014	% of Segment Revenues	2013	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$90,873	6.9%	$98,114	7.3%
United States mechanical construction and facilities services	114,418	5.2%	93,765	4.0%
United States building services	65,885	3.8%	67,225	3.7%
United States industrial services	63,159	7.5%	38,763	7.5%
Total United States operations	334,335	5.5%	297,867	5.0%
United Kingdom building services	15,011	4.3%	13,021	3.8%
Corporate administration	(68,578)	—	(69,891)	—
Restructuring expenses	(1,168)	—	(647)	—
Impairment loss on identifiable intangible assets	(1,471)	—	—	—
Gain on sale of building	11,749	—	—	—
Total worldwide operations	289,878	4.5%	240,350	3.8%
Other corporate items:
Interest expense	(9,075)		(8,769)
Interest income	842		1,128
Income from continuing operations before income taxes	$281,645		$232,709
As described in more detail below, we had operating income of $289.9 million for 2014 compared to operating income of $240.4 million for 2013. Operating margin was 4.5% and 3.8% for 2014 and 2013, respectively. Included within operating income for 2014 was an $11.7 million gain on the sale of a building, resulting in a 0.2% impact on our consolidated operating margin for 2014. Operating income for 2013 was negatively impacted by aggregate losses of approximately $24.5 million from one of our subsidiaries at two projects located in the southeastern United States, resulting in a 0.4% impact on our consolidated operating margin for 2013.

Operating income of our United States electrical construction and facilities services segment for the year ended December 31, 2014 was $90.9 million compared to operating income of $98.1 million for the year ended December 31, 2013. The decrease in operating income for the year ended December 31, 2014 was primarily the result of a decrease in gross profit attributable to institutional, transportation, manufacturing and water and wastewater construction projects, as well as an increase in selling, general and administrative expenses, mainly attributable to employment costs. This segment was also negatively impacted by project losses incurred from one of our subsidiaries whose operations we are in the process of closing. The decrease in operating margin for the year ended December 31, 2014 was primarily the result of an increase in the ratio of selling, general and administrative expenses to revenues.
Our United States mechanical construction and facilities services segment operating income for the year ended December 31, 2014 was $114.4 million, a $20.7 million increase compared to operating income of $93.8 million for the year ended December 31, 2013. Operating income was favorably impacted by an increase in gross profit from institutional, commercial, healthcare and hospitality construction projects, partially offset by a decrease in gross profit from manufacturing and transportation construction projects. The results for 2014 included the receipt of $3.0 million from former shareholders of a company we had acquired as a result of the settlement of a claim by us under the acquisition agreement; this payment has been recorded as a reduction of "Cost of sales" in the Consolidated Statements of Operations. The results for 2013 included aggregate losses of approximately $24.5 million from one of our subsidiaries at two projects located in the southeastern United States, resulting in a 1.1% impact on this segment’s operating margin, partially offset by $6.7 million of income attributable to the reversal of contingent consideration accruals related to acquisitions made prior to 2013. Companies acquired in 2013 generated operating income of $0.9 million, net of amortization expense of $0.2 million attributable to identifiable intangible assets, for the year ended December 31, 2014. See “Impact of Acquisitions” discussion above for further information. The increase in operating margin for the year ended December 31, 2014 was attributable to an increase in gross profit margin.
Operating income of our United States building services segment was $65.9 million and $67.2 million in 2014 and 2013, respectively. The decrease in operating income was primarily attributable to a decrease in operating income from this segment’s: (a) commercial site-based services operations, due to: (i) decreased volume from supplier management contracts and (ii) higher legal costs, including the unfavorable settlement of a legal matter, and (b) energy services operations, due to a reduction of large project work. These decreases were partially offset by an increase in gross profit from this segment's: (a) mobile mechanical services operations, partially due to increased profitability in projects, retrofits and repair services work and (b) government site-based services operations, partially due to the successful close-out of two large long-term joint venture projects and reduced selling, general and administrative expenses. The increase in operating margin for the year ended December 31, 2014 was attributable to an increase in gross profit margin.
Operating income of our United States industrial services segment for the year ended December 31, 2014 increased by $24.4 million compared to operating income for the year ended December 31, 2013. For the seven months ended July 31, 2014, RSI contributed $8.4 million of operating income, net of $8.0 million of amortization expense attributable to identifiable intangible assets. As previously discussed under "Impact of Acquisitions" above, these amounts reflect RSI's operating results in the current reported period only for the time period RSI was not owned by EMCOR in the comparable prior reported period. Operating income also benefited from an increase in demand for this segment’s industrial field services. The increase in operating income was partially offset by a reduction in operating income from our industrial shop services operations, which had benefited from exceptionally strong demand during the first quarter of 2013.
Our United Kingdom building services segment’s operating income for the year ended December 31, 2014 was $15.0 million compared to operating income of $13.0 million for the year ended December 31, 2013. This segment recognized income of $4.8 million during the second quarter of 2014, which has been recorded as a reduction of "Cost of sales" in the Consolidated Statements of Operations, as a result of a reduction in the estimate of certain accrued contract costs that were no longer expected to be incurred, which was partially offset by a decrease in income from the commercial and transportation markets. The increase in operating margin for the year ended December 31, 2014 was attributable to an increase in gross profit margin and a decrease in the ratio of selling, general and administrative expenses to revenues.
Our corporate administration operating loss was $68.6 million for 2014 compared to $69.9 million in 2013. Our corporate administration operating loss for 2013 included $6.1 million of transaction costs associated with the acquisition of RSI. The benefit of the absence of these transaction costs for 2014 was partially offset by an increase in certain employment costs, such as incentive compensation and employee benefits. Also, our corporate administration operating loss for 2013 was reduced by the receipt of an insurance recovery of approximately $2.6 million that was received in January 2013 associated with a previously disposed of operation, which is classified as a component of "Cost of sales" in the Consolidated Statements of Operations.

Non-operating items
Interest expense was $9.1 million and $8.8 million for 2014 and 2013, respectively. The $0.3 million increase in interest expense for 2014 compared to 2013 was primarily due to increased borrowings associated with the term loan executed in November 2013.
Interest income was $0.8 million and $1.1 million for 2014 and 2013, respectively. The decrease in interest income was primarily related to lower invested cash balances.
For joint ventures that have been accounted for using the consolidation method of accounting, noncontrolling interest represents the allocation of earnings to our joint venture partners who either have a minority-ownership interest in the joint venture or are not at risk for the majority of losses of the joint venture.
Our 2014 income tax provision from continuing operations was $103.5 million compared to $82.3 million for 2013. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the years ended December 31, 2014 and 2013, were 37.4% and 35.9%, respectively. The increase in the 2014 income tax provision compared to 2013 was primarily due to the effect of increased income before income taxes and the 2013 reversal of previously unrecognized income tax benefits.
Discontinued operations
Due to recurring losses over the last several years in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future, we announced during the quarter ended June 30, 2013 our decision to withdraw from the construction market in the United Kingdom. During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for all periods are presented in our Consolidated Financial Statements as discontinued operations.
2013 versus 2012
Revenues
As described in more detail below, revenues for 2013 were $6.3 billion compared to $6.2 billion for 2012. The increase in revenues for 2013 was primarily attributable to: (a) incremental revenues of approximately $133.3 million generated by companies acquired in 2013, which are reported in our United States industrial services segment and our United States mechanical construction and facilities services segment and (b) higher revenues from our United States electrical construction and facilities services segment, partially offset by lower revenues from our United Kingdom building services segment and our United States mechanical construction and facilities services segment, excluding the effect of acquisitions in 2013.
The following table presents our revenues for each of our operating segments and the approximate percentages that each segment’s revenues were of total revenues for the years ended December 31, 2013 and 2012 (in thousands, except for percentages):

	2013	% of Total	2012	% of Total
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,345,750	21%	$1,211,692	20%
United States mechanical construction and facilities services	2,329,834	37%	2,386,498	39%
United States building services	1,794,978	28%	1,807,917	29%
United States industrial services	519,413	8%	401,793	6%
Total United States operations	5,989,975	95%	5,807,900	94%
United Kingdom building services	343,552	5%	387,594	6%
Total worldwide operations	$6,333,527	100%	$6,195,494	100%

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
Our United Kingdom building services segment revenues were $343.6 million in 2013 compared to $387.6 million in 2012. This decrease in revenues was attributable to: (a) lower revenues as a result of reduced activity in the commercial and transportation markets and (b) a decrease of $5.0 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar.
Backlog
The following table presents our operating segment backlog from unrelated entities and their respective percentages of total backlog (in thousands, except for percentages):

	December 31, 2013	% of Total	December 31, 2012	% of Total
Backlog:
United States electrical construction and facilities services	$993,919	30%	$831,910	25%
United States mechanical construction and facilities services	1,325,941	40%	1,357,892	41%
United States building services	761,855	23%	841,882	25%
United States industrial services	94,187	3%	99,532	3%
Total United States operations	3,175,902	95%	3,131,216	95%
United Kingdom building services	167,804	5%	170,680	5%
Total worldwide operations	$3,343,706	100%	$3,301,896	100%
Our backlog at December 31, 2013 was $3.34 billion compared to $3.30 billion at December 31, 2012. The slight increase in backlog was primarily attributable to an increase in backlog from our United States electrical construction and facilities services segment, partially offset by lower backlog from the remainder of our segments.
Cost of sales and Gross profit
The following table presents cost of sales, gross profit (revenues less cost of sales), and gross profit margin (gross profit as a percentage of revenues) for the years ended December 31, 2013 and 2012 (in thousands, except for percentages):

	2013	2012
Cost of sales	$5,511,881	$5,391,515
Gross profit	$821,646	$803,979
Gross profit margin	13.0%	13.0%

Our gross profit for the year ended December 31, 2013 was $821.6 million, a $17.7 million increase compared to the gross profit of $804.0 million for the year ended December 31, 2012. The increase in gross profit was primarily attributable to: (a) increases in gross profit from our United States building services segment and our United States industrial services segment, excluding the gross profit from a company acquired in 2013, (b) companies acquired in 2013 reported within our United States industrial services segment and our United States mechanical construction and facilities services segment, which contributed approximately $23.0 million to gross profit, and (c) the receipt of an insurance recovery of approximately $2.6 million during the first quarter of 2013 associated with a previously disposed of operation, which is classified as a component of “Cost of sales” on the Consolidated Statements of Operations. Gross profit was negatively impacted by a decrease in gross profit from our United States mechanical construction and facilities services segment, as a consequence of aggregate losses of approximately $24.5 million from one of our subsidiaries at two projects located in the southeastern United States.
Our gross profit margin was 13.0% for both 2013 and 2012. Gross profit margin for the year ended December 31, 2013 increased in our United States building services segment and our United States industrial services segment primarily due to improved project execution and the termination of certain unprofitable contracts. Gross profit margin decreased in all our other reportable segments. Gross profit margin declined in our United States mechanical construction and facilities services segment due to construction contract losses, resulting in a 0.4% impact on consolidated gross profit margin. Gross profit margin in 2013 in our United States electrical construction and facilities services segment declined as 2012 gross profit margin had benefited from the resolution of construction claims, resulting in approximately $9.5 million of gross profit.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses, and selling, general and administrative expenses as a percentage of revenues, for the years ended December 31, 2013 and 2012 (in thousands, except for percentages):

	2013	2012
Selling, general and administrative expenses	$580,649	$543,531
Selling, general and administrative expenses as a percentage of revenues	9.2%	8.8%
Our selling, general and administrative expenses for the year ended December 31, 2013 were $580.6 million, a $37.1 million increase compared to selling, general and administrative expenses of $543.5 million for the year ended December 31, 2012. Selling, general and administrative expenses as a percentage of revenues were 9.2% and 8.8% for the years ended December 31, 2013 and 2012, respectively. This increase in selling, general and administrative expenses primarily resulted from: (a) $21.0 million of expenses directly related to companies acquired in 2013, including amortization expense attributable to identifiable intangible assets of $5.8 million, (b) $6.1 million of transaction costs associated with the acquisition of RSI and (c) higher legal and other professional fees. In addition, we recognized for the years ended December 31, 2013 and 2012, respectively, $6.8 million and $6.4 million of income attributable to the reversal of contingent consideration accruals relating to acquisitions made prior to 2013.
Restructuring expenses
Restructuring expenses were $0.6 million and $0.1 million for 2013 and 2012, respectively. The 2013 restructuring expenses included $0.5 million of employee severance obligations and $0.1 million relating to the termination of leased facilities. The 2012 restructuring expenses included $0.07 million of employee severance obligations and $0.07 million relating to the termination of leased facilities. As of December 31, 2013 and 2012, the balance of restructuring related obligations yet to be paid was $0.2 million and $0.1 million, respectively. The majority of obligations outstanding as of December 31, 2012 were paid during 2013. The majority of obligations outstanding as of December 31, 2013 were paid during 2014.
Impairment loss on goodwill and identifiable intangible assets
Based upon our annual impairment testing as of October 1, 2013 and 2012, no impairment of our goodwill or our identifiable intangible assets was recognized for the years ended December 31, 2013 and 2012, respectively.

Operating income (loss)
The following table presents by segment our operating income (loss) (gross profit less selling, general and administrative expenses and restructuring expenses), and each segment’s operating income (loss) as a percentage of such segment’s revenues from unrelated entities, for the years ended December 31, 2013 and 2012 (in thousands, except for percentages):

	2013	% of Segment Revenues	2012	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$98,114	7.3%	$100,736	8.3%
United States mechanical construction and facilities services	93,765	4.0%	125,261	5.2%
United States building services	67,225	3.7%	43,290	2.4%
United States industrial services	38,763	7.5%	37,241	9.3%
Total United States operations	297,867	5.0%	306,528	5.3%
United Kingdom building services	13,021	3.8%	17,388	4.5%
Corporate administration	(69,891)	—	(63,468)	—
Restructuring expenses	(647)	—	(145)	—
Impairment loss on identifiable intangible assets	—	—	—	—
Total worldwide operations	240,350	3.8%	260,303	4.2%
Other corporate items:
Interest expense	(8,769)		(7,275)
Interest income	1,128		1,556
Income from continuing operations before income taxes	$232,709		$254,584
As described in more detail below, we had operating income of $240.4 million for 2013 compared to operating income of $260.3 million for 2012.
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
Our United States mechanical construction and facilities services segment operating income for the year ended December 31, 2013 was $93.8 million, a $31.5 million decrease compared to operating income of $125.3 million for the year ended December 31, 2012. The results included aggregate losses of approximately $24.5 million from one of our subsidiaries at two projects located in the southeastern United States, resulting in a 1.1% impact on this segment’s operating margin. One of these projects was in progress at the time of acquisition of the subsidiary and was completed in 2014. The other project, which was contracted for post-acquisition, had incurred losses principally due to poor performance by one of our subcontractors on the project. This subcontractor was subsequently replaced, and the project was completed. In addition to the effect of these two projects, operating income in 2012 was favorably impacted by gross profit of $24.1 million recognized on a large manufacturing project. Companies acquired in 2013 generated operating losses of approximately $1.0 million, including amortization expense of $0.1 million attributable to identifiable intangible assets for the year ended December 31, 2013. The decrease in operating income for the year ended December 31, 2013 was partially offset by higher gross profit from commercial construction projects and a decrease in selling, general and administrative expenses primarily due to lower incentive compensation expense. In addition, we recognized for the years ended December 31, 2013 and 2012, respectively, $6.7 million and $5.4 million of income attributable to the reversal of contingent consideration accruals relating to acquisitions made prior to 2013. The decrease in operating margin was primarily attributable to a reduction in gross profit margin.
Operating income of our United States building services segment was $67.2 million and $43.3 million in 2013 and 2012, respectively. The increase in operating income was primarily attributable to an increase in gross profit from this segment’s: (a) commercial site-based services, partially attributable to an increase in revenues from snow removal and the termination of certain unprofitable contracts, (b) mobile mechanical services, partially as a result of greater project and services revenues and improved job execution, and (c) energy services, as a result of increased gross profits on large project work. The increase in operating income was partially offset by lower gross profit from our government site-based services as a result of a reduction in discretionary government project spending and the loss in 2012 of certain maintenance contracts. Operating income was negatively impacted by an increase in selling, general and administrative expenses, primarily due to: (a) an increase in employee related costs, such as incentive compensation due to improved operating results within certain subsidiaries, and (b) a higher provision for doubtful accounts. The increase in operating margin was primarily the result of an increase in gross profit margin, primarily due to increased margins from our energy services, mobile mechanical services and commercial site-based services operations.
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
Our United Kingdom building services segment’s operating income for the year ended December 31, 2013 was $13.0 million compared to operating income of $17.4 million for the year ended December 31, 2012. The decrease in operating income for the year ended December 31, 2013 was due to lower volume as a result of reduced project activity. The decrease in operating margin was a result of an increase in the ratio of selling, general and administrative expenses to revenues.
Our corporate administration operating loss was $69.9 million for 2013 compared to $63.5 million in 2012. The increase in expenses was primarily due to $6.1 million of transaction costs associated with the RSI acquisition. Also, included in our corporate administration operating loss for 2013 was the receipt of an insurance recovery during our first quarter of approximately $2.6 million associated with a previously disposed of operation, which is classified as a component of “Cost of sales” on the Consolidated Statements of Operations.
Non-operating items
Interest expense was $8.8 million and $7.3 million for 2013 and 2012, respectively. The $1.5 million increase in interest expense for 2013 compared to 2012 was primarily due to increased borrowings as a result of our acquisition of RSI and the acceleration of expense for debt issuance costs associated with the amendment and restatement of our 2011 Credit Agreement (referred to below).
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
Our 2013 income tax provision from continuing operations was $82.3 million compared to $97.9 million for 2012. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the years ended December 31, 2013 and 2012, were 35.9% and 38.8%, respectively. The decrease in the 2013 income tax provision compared to 2012 was primarily due to the effect of reduced income before income taxes, the effect of a change in the United Kingdom statutory tax rate, a change in the mix of earnings among various jurisdictions and the 2013 reversal of reserves for previously unrecognized income tax benefits.

Liquidity and Capital Resources
The following table presents net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Net cash provided by operating activities	$246,657	$150,069	$184,408
Net cash used in investing activities	$(21,668)	$(483,422)	$(42,546)
Net cash (used in) provided by financing activities	$(229,950)	$167,031	$(50,587)
Effect of exchange rate changes on cash and cash equivalents	$(2,796)	$832	$2,706
Our consolidated cash balance decreased by approximately $7.8 million from $439.8 million at December 31, 2013 to $432.1 million at December 31, 2014. Net cash provided by operating activities for 2014 was $246.7 million compared to $150.1 million of net cash provided by operating activities for 2013. The increase in cash provided by operating activities was primarily due to: (a) a $46.1 million increase in net income, (b) a $30.6 million decrease in our accounts receivable balances and (c) a $16.0 million reduction in income taxes paid, partially offset by a $12.2 million decrease in accounts payable. Net cash used in investing activities was $21.7 million for 2014 compared to net cash used in investing activities of $483.4 million for 2013. The decrease in cash used in investing activities was primarily due to the reduction in payments for acquisitions of businesses. Net cash used in financing activities for 2014 increased by approximately $397.0 million compared to 2013. The increase in net cash used in financing activities was primarily due to an increase of $175.9 million in funds used for the repurchase of common stock, repayment of long-term debt, and payment of regular quarterly dividends to stockholders, partially offset by an increase in proceeds from the exercise of stock options. Cash flows from discontinued operations were immaterial and are not expected to significantly affect future liquidity.

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
The following is a summary of material contractual obligations and other commercial commitments (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Term Loan (including interest currently at 1.42%) (1)	$349.4	$22.2	$43.6	$283.6	$—
Capital lease obligations	3.0	1.6	1.3	0.1	—
Operating leases	194.3	56.7	77.1	35.5	25.0
Open purchase obligations (2)	822.9	708.6	102.9	11.4	—
Other long-term obligations, including current portion (3)	353.7	40.5	301.5	11.7	—
Liabilities related to uncertain income tax positions	5.5	3.5	1.8	0.2	—
Total Contractual Obligations	$1,728.8	$833.1	$528.2	$342.5	$25.0

	Amount of Commitment Expirations by Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$95.7	$94.8	$0.9	$—	$—

_________

(1)
On November 25, 2013, we entered into a a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan"), (collectively referred to as the "2013 Credit Agreement"). The proceeds of the Term Loan were used to repay amounts drawn under our previous credit agreement. As of December 31, 2014, the amount outstanding under the Term Loan was $332.5 million.

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

Until November 25, 2013, we had a revolving credit agreement (the “2011 Credit Agreement”) as amended, which provided for a revolving credit facility of $750.0 million. The 2011 Credit Agreement was effective November 21, 2011. Effective November 25, 2013, we amended and restated the 2011 Credit Agreement to provide for a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the “Term Loan”) (collectively referred to as the “2013 Credit Agreement) expiring November 25, 2018. The proceeds of the Term Loan were used to repay amounts drawn under the 2011 Credit Agreement. We may increase the 2013 Revolving Credit Facility to $1.05 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of available borrowings under the 2013 Revolving Credit Facility to letters of credit for our account or for the account of our subsidiaries. The 2013 Revolving Credit Agreement is guaranteed by most of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2013 Revolving Credit Facility and the Term Loan contain various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount under the 2013 Revolving Credit Facility, which ranges from 0.20% to 0.30%, based on certain financial tests. The fee was 0.20% of the unused amount as of December 31, 2014. Borrowings under the 2013 Revolving Credit Facility and the Term Loan bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at December 31, 2014) plus 0.25% to 0.75%, based on certain financial tests or (2) United States dollar LIBOR (0.17% at December 31, 2014) plus 1.25% to 1.75%, based on certain financial tests. The interest rate in effect at December 31, 2014 was 1.42%. Fees for letters of credit issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are charged based on certain financial tests. We capitalized approximately $3.0 million of debt issuance costs associated with the 2013 Credit Agreement. This amount is being amortized over the life of the agreement and is included as part of interest expense. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, commencing with the calendar quarter ended March 31, 2014, in the amount of $4.4 million, with a final payment of all unpaid principal and interest due and payable on November 25, 2018. As of December 31, 2014, the balance on the Term Loan was $332.5 million. As of December 31, 2014 and December 31, 2013, we had approximately $95.5 million and $83.3 million of letters of credit outstanding, respectively. There were no borrowings outstanding under the 2013 Revolving Credit Facility as of December 31, 2014 and December 31, 2013.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2014, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.1 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
From time to time, we discuss with our current and other Surety Bond providers the amounts of Surety Bonds that may be available to us based on our financial strength and the absence of any default by us on any Surety Bond issued on our behalf and believe those amounts are adequate for our needs. However, if we experience changes in our bonding relationships or if there are adverse changes in the surety industry, we may seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds such as letters of credit, parent company guarantees or cash, seeking to convince customers to forego the requirement for Surety Bonds, by increasing our activities in our business segments that rarely require Surety Bonds such as our building and industrial services segments, and/or by refraining from bidding for certain projects that require Surety Bonds. There can be no assurance that we would be able to effectuate alternatives to providing Surety Bonds to our customers or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds to replace projects requiring Surety Bonds that we may decide not to pursue. Accordingly, if we were to experience a reduction in the availability of Surety Bonds, we could experience a material adverse effect on our financial position, results of operations and/or cash flows.
Occasionally in the ordinary course of business, we guarantee obligations of our subsidiaries under certain contracts. Generally, we are liable under such an arrangement only if our subsidiary fails to perform its obligations under the contract. Historically, we have not incurred any substantial liabilities as a consequence of these guarantees.
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
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013 and October 23, 2014, our Board of Directors authorized us to repurchase up to an additional $100.0 million and $250.0 million of our outstanding common stock, respectively. During 2014, we repurchased approximately 4.8 million shares of our common stock for approximately $206.0 million. Since the inception of the repurchase programs through December 31, 2014, we have repurchased 7.6 million shares of our common stock for approximately $283.5 million. As of December 31, 2014, there remained authorization for us to repurchase approximately $166.5 million of our shares. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Repurchases may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
We have paid quarterly dividends since October 25, 2011. At the December 7, 2012 meeting of our Board of Directors, the regular quarterly dividend that would have been paid in January 2013 was declared, its amount increased to $0.06 per share and the payment date accelerated to December 28, 2012. During 2013, we paid a regular quarterly dividend of $0.06 per share in the second, third and fourth quarters of 2013. In December 2013, our Board of Directors announced its intention to increase our regular quarterly dividend to $0.08 per share commencing with the dividend to be paid in the first quarter of 2014, and that dividend was paid in each of the four quarters of 2014. We expect that such quarterly dividends will be paid in the foreseeable future. Our 2013 Credit Agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of this agreement currently materially limit our ability to pay a quarterly dividend of $0.08 per share for the foreseeable future. The payment of dividends has been and will be funded from our operations.
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2013 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. Short-term liquidity is also impacted by the type and length of construction contracts in place and large turnaround activities in our United States industrial services segment that are billed in arrears pursuant to contractual terms that are standard within this industry. During economic downturns, there have been typically fewer small discretionary projects from the private sector, and our competitors have aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Cost and estimated earnings in excess of billings on uncompleted contracts”, were $265.4 million and $290.6 million as of December 31, 2014 and 2013, respectively.

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
Certain Insurance Matters
As of December 31, 2014 and 2013, we utilized approximately $94.6 million and $83.3 million, respectively, of letters of credit obtained under our 2013 Revolving Credit Facility as collateral for insurance obligations.
New Accounting Pronouncements
We review new accounting standards to determine the expected financial impact, if any, that the adoption of such standards will have. See Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further information regarding new accounting standards, including the anticipated dates of adoption and the effects on our consolidated financial position, results of operations or liquidity.
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
Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill and ultimately collect unbilled revenues. The profit associated with claim amounts is not recognized until the claim has been settled and payment has been received. There was no significant profit recognized from settlements or payment of claims in 2014 and 2013. As of December 31, 2014 and 2013, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $18.8 million and $19.2 million, respectively, and claims of approximately $3.0 million and $0.4 million, respectively. In addition, accounts receivable as of December 31, 2014 and 2013 included claims of approximately $2.3 million and $2.9 million, respectively. In addition, there are contractually billed amounts and retention related to such contracts of approximately $54.0 million and $56.1 million as of December 31, 2014 and

2013, respectively. Generally, contractually billed amounts will not be paid by the customer to us until final resolution of related claims. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of services for maintenance, repair and retrofit work consistent with the performance of the services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. Provisions for the entirety of estimated losses on contracts are made in the period in which such losses are determined. During 2013, we recognized aggregate losses of approximately $24.5 million associated with two contracts within the United States mechanical construction and facilities services segment as a result of a change in contract estimates. There were no significant losses recognized in 2014.
Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of past due balances. The provision for doubtful accounts during 2014, 2013 and 2012 amounted to approximately $2.9 million, $3.5 million and $1.2 million, respectively. At December 31, 2014 and 2013, our accounts receivable of $1,234.2 million and $1,268.2 million, respectively, included allowances for doubtful accounts of $10.4 million and $11.9 million, respectively. The decrease in our allowance for doubtful accounts was primarily due to the write-off of accounts receivable against the allowance for doubtful accounts. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related health care claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated insurance liabilities for workers’ compensation, automobile liability, general liability and property claims decreased by $6.9 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to a reduction in estimated losses as a result of favorable claims experience. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability and property claims were to increase by 10%, it would have resulted in $13.5 million of additional expense for the year ended December 31, 2014.
Income Taxes
We had net deferred income tax liabilities at December 31, 2014 and 2013 of $127.8 million and $126.8 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. Included within our net deferred income tax liabilities are $114.2 million and $117.1 million of deferred income tax assets as of December 31, 2014 and 2013, respectively. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of December 31, 2014 and 2013, the total valuation allowance on deferred income tax assets, related solely to state net operating carryforwards, was approximately $2.0 million and $2.2 million, respectively. We have determined that as of December 31, 2014, a valuation allowance was not required on any of the remaining deferred tax assets because of significant deferred tax liabilities, exclusive of the deferred tax liabilities related to indefinite-lived intangible assets, and projected future income.
Goodwill and Identifiable Intangible Assets
As of December 31, 2014, we had $834.1 million and $502.1 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2013, goodwill and net identifiable intangible assets were $834.8 million and $541.5 million, respectively. The changes to goodwill since December 31, 2013 were primarily related to the sale of a subsidiary in January 2014 and finalization of the purchase price allocation for an acquisition made in 2013. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 17, “Segment Information”, of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. In assessing whether our goodwill is impaired, we utilize the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. The weighted average cost of capital used in our annual testing for impairment as of October 1, 2014 was 12.2%, 12.8% and 11.2% for our domestic construction segments, our United States building services segment and our United States industrial services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for all of our domestic segments. Unfavorable changes in these key assumptions may affect future testing results and cause us to fail step one of the goodwill impairment testing process. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average costs of capital would cause the estimated fair value of our United Stated industrial services segment to approach its carrying value. A 50 basis point increase in the weighted average costs of capital would not significantly reduce the excess of the estimated fair value compared to the carrying value for any of our other domestic segments. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would not significantly reduce the excess of the estimated fair value compared to the carrying value for any of our domestic segments. For the years ended December 31, 2014, 2013 and 2012, no impairment of our goodwill was recognized.
As of December 31, 2014, we had $834.1 million of goodwill on our balance sheet and, of this amount, approximately 46.1% relates to our United States industrial services segment, approximately 27.4% relates to our United States building services segment, approximately 26.0% relates to our United States mechanical construction and facilities services segment and approximately 0.5% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, the carrying values of our United States industrial services, United States building services, United States mechanical construction and facilities services and United States electrical construction and facilities services segments were approximately $748.1 million, $474.3 million, $261.4 million and $60.4 million, respectively. The fair values of our United States industrial services, United States building services, United States mechanical construction and facilities services and United States electrical construction and facilities services segments exceeded their carrying values by approximately $48.7 million, $129.7 million, $598.0 million and $523.2 million, respectively.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. The annual impairment review of our trade names for the year ended December 31, 2014 resulted in a $1.5 million non-cash impairment charge as a result of a change in the fair value of subsidiary trade names associated with certain prior acquisitions reported within our United States mechanical construction and facilities services segment and our United States building services segment. For the years ended December 31, 2013 and 2012, no impairment of our trade names was recognized.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. For the years ended December 31, 2014, 2013 and 2012, no impairment of our other identifiable intangible assets was recognized.

We have certain businesses, particularly within our United States industrial services segment, whose results are highly impacted by the demand for some of our offerings within the industrial and oil and gas markets. Future performance of this segment, along with a continued evaluation of the conditions of its end user markets, will be important to ongoing impairment assessments. Prolonged volatility in crude oil prices may have a negative impact on future fair value assessments of this segment. Should its actual results suffer a decline or expected future results be revised downward, the risk of goodwill impairment or impairment of other identifiable intangible assets would increase.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used any derivative financial instruments during the years ended December 31, 2014 and 2013, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2013 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2013 Credit Agreement bear interest at variable rates. For further information on borrowing rates and interest rate sensitivity, refer to the Liquidity and Capital Resources discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2014, there were no borrowings outstanding under the revolving credit facility and the balance on the term loan was $332.5 million. Based on the $332.5 million borrowings outstanding under the 2013 Credit Agreement, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.5 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.5 million in the next twelve months.
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
Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at year end. The resulting translation adjustments are recorded as accumulated other comprehensive (loss) income, a component of equity, in our Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies may have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in their same local currencies.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$432,056	$439,813
Accounts receivable, less allowance for doubtful accounts of $10,424 and $11,890, respectively	1,234,187	1,268,226
Costs and estimated earnings in excess of billings on uncompleted contracts	103,201	90,727
Inventories	46,854	52,123
Prepaid expenses and other	70,305	79,216
Total current assets	1,886,603	1,930,105
Investments, notes and other long-term receivables	9,122	6,799
Property, plant and equipment, net	122,178	123,414
Goodwill	834,102	834,825
Identifiable intangible assets, net	502,060	541,497
Other assets	34,902	29,275
Total assets	$3,388,967	$3,465,915
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit facility	$—	$—
Current maturities of long-term debt and capital lease obligations	19,041	19,332
Accounts payable	460,478	487,738
Billings in excess of costs and estimated earnings on uncompleted contracts	368,555	381,295
Accrued payroll and benefits	245,854	237,779
Other accrued expenses and liabilities	189,489	172,599
Total current liabilities	1,283,417	1,298,743
Long-term debt and capital lease obligations	316,399	335,331
Other long-term obligations	359,764	352,215
Total liabilities	1,959,580	1,986,289
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 63,641,070 and 67,627,359 shares issued, respectively	636	676
Capital surplus	227,885	408,083
Accumulated other comprehensive loss	(83,197)	(65,777)
Retained earnings	1,280,991	1,133,873
Treasury stock, at cost 659,841 and 730,841 shares, respectively	(10,302)	(10,590)
Total EMCOR Group, Inc. stockholders’ equity	1,416,013	1,466,265
Noncontrolling interests	13,374	13,361
Total equity	1,429,387	1,479,626
Total liabilities and equity	$3,388,967	$3,465,915
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31,
(In thousands, except per share data)

	2014	2013	2012
Revenues	$6,424,965	$6,333,527	$6,195,494
Cost of sales	5,517,719	5,511,881	5,391,515
Gross profit	907,246	821,646	803,979
Selling, general and administrative expenses	626,478	580,649	543,531
Restructuring expenses	1,168	647	145
Impairment loss on identifiable intangible assets	1,471	—	—
Gain on sale of building	11,749	—	—
Operating income	289,878	240,350	260,303
Interest expense	(9,075)	(8,769)	(7,275)
Interest income	842	1,128	1,556
Income from continuing operations before income taxes	281,645	232,709	254,584
Income tax provision	103,528	82,286	97,894
Income from continuing operations	178,117	150,423	156,690
Loss from discontinued operation, net of income taxes	(4,690)	(23,069)	(7,804)
Net income including noncontrolling interests	173,427	127,354	148,886
Less: Net income attributable to noncontrolling interests	(4,763)	(3,562)	(2,302)
Net income attributable to EMCOR Group, Inc.	$168,664	$123,792	$146,584
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.61	$2.19	$2.32
From discontinued operation	(0.07)	(0.34)	(0.12)
Net income attributable to EMCOR Group, Inc. common stockholders	$2.54	$1.85	$2.20
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.59	$2.16	$2.28
From discontinued operation	(0.07)	(0.34)	(0.12)
Net income attributable to EMCOR Group, Inc. common stockholders	$2.52	$1.82	$2.16
Dividends declared per common share	$0.32	$0.18	$0.51
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Years Ended December 31,
(In thousands)

	2014	2013	2012
Net income including noncontrolling interests	$173,427	$127,354	$148,886
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(957)	(614)	120
Changes in post retirement plans (1)	(16,463)	15,877	(2,511)
Other comprehensive (loss) income	(17,420)	15,263	(2,391)
Comprehensive income	156,007	142,617	146,495
Less: Comprehensive income attributable to the noncontrolling interests	(4,763)	(3,562)	(2,302)
Comprehensive income attributable to EMCOR Group, Inc.	$151,244	$139,055	$144,193
_________________

(1)	Net of tax benefit (provision) of $4.2 million, $(4.3) million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31,
(In thousands)

	2014	2013	2012
Cash flows - operating activities:
Net income including noncontrolling interests	$173,427	$127,354	$148,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,524	36,310	31,204
Amortization of identifiable intangible assets	37,966	31,028	29,762
Provision for doubtful accounts	2,918	3,533	1,163
Deferred income taxes	5,748	11,857	6,626
Loss on sale of subsidiary	608	—	—
Gain on sale of building	(11,749)	—	—
(Gain) loss on sale of property, plant and equipment	(4,920)	(903)	272
Excess tax benefits from share-based compensation	(8,264)	(4,624)	(7,083)
Equity income from unconsolidated entities	(1,440)	(1,048)	(930)
Non-cash expense for amortization of debt issuance costs	1,263	1,497	1,212
Non-cash expense (income) from contingent consideration arrangements	606	(6,793)	(6,381)
Non-cash expense for impairment of identifiable intangible assets	1,471	—	—
Non-cash share-based compensation expense	8,121	6,943	6,766
Non-cash expense (income) from changes in unrecognized income tax benefits	2,143	(10,539)	5,946
Distributions from unconsolidated entities	1,767	679	887
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Decrease (increase) in accounts receivable	27,409	(3,221)	(12,852)
Decrease (increase) in inventories	5,269	(865)	(5,597)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(13,010)	2,807	24,126
(Decrease) increase in accounts payable	(25,122)	(12,904)	5,425
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(11,868)	(2,793)	(62,533)
Increase (decrease) in accrued payroll and benefits and other accrued expenses and liabilities	32,340	(14,761)	24,345
Changes in other assets and liabilities, net	(14,550)	(13,488)	(6,836)
Net cash provided by operating activities	246,657	150,069	184,408
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	—	(454,671)	(20,613)
Proceeds from sale of subsidiary	1,108	—	—
Proceeds from sale of building	11,885	—	—
Proceeds from sale of property, plant and equipment	7,239	2,930	3,070
Purchase of property, plant and equipment	(38,035)	(35,497)	(37,875)
Investments in and advances to unconsolidated entities and joint ventures	(3,865)	(800)	—
Purchase of short-term investments	—	—	(22,433)
Maturity of short-term investments	—	4,616	35,305
Net cash used in investing activities	(21,668)	(483,422)	(42,546)
Cash flows - financing activities:
Proceeds from revolving credit facility	—	250,000	—
Repayments of revolving credit facility	—	(400,000)	—
Borrowings from long-term debt	—	350,000	—
Repayments of long-term debt and debt issuance costs	(17,454)	(3,013)	(40)
Repayments of capital lease obligations	(1,715)	(1,692)	(1,978)
Dividends paid to stockholders	(21,293)	(12,080)	(34,073)
Repurchase of common stock	(201,994)	(26,070)	(23,912)
Proceeds from exercise of stock options	6,858	5,172	8,786
Payments to satisfy minimum tax withholding	(1,481)	(927)	(1,654)
Issuance of common stock under employee stock purchase plan	3,615	2,854	2,549
Payments for contingent consideration arrangements	—	(537)	(5,748)
Distributions to noncontrolling interests	(4,750)	(1,300)	(1,600)
Excess tax benefits from share-based compensation	8,264	4,624	7,083
Net cash (used in) provided by financing activities	(229,950)	167,031	(50,587)
Effect of exchange rate changes on cash and cash equivalents	(2,796)	832	2,706
(Decrease) increase in cash and cash equivalents	(7,757)	(165,490)	93,981
Cash and cash equivalents at beginning of year	439,813	605,303	511,322
Cash and cash equivalents at end of period	$432,056	$439,813	$605,303
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
For The Years Ended December 31,
(In thousands)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2011	$1,245,131	$681	$417,136	$(78,649)	$910,042	$(14,476)	$10,397
Net income including noncontrolling interests	148,886	—	—	—	146,584	—	2,302
Other comprehensive loss	(2,391)	—	—	(2,391)	—	—	—
Common stock issued under share-based compensation plans (2)	15,823	8	13,242	—	—	2,573	—
Common stock issued under employee stock purchase plan	2,549	—	2,549	—	—	—	—
Common stock dividends	(34,073)	—	314	—	(34,387)	—	—
Repurchase of common stock	(23,912)	(9)	(23,903)	—	—	—	—
Distributions to noncontrolling interests	(1,600)	—	—	—	—	—	(1,600)
Share-based compensation expense	6,766	—	6,766	—	—	—	—
Balance, December 31, 2012	$1,357,179	$680	$416,104	$(81,040)	$1,022,239	$(11,903)	$11,099
Net income including noncontrolling interests	127,354	—	—	—	123,792	—	3,562
Other comprehensive income	15,263	—	—	15,263	—	—	—
Common stock issued under share-based compensation plans (2)	9,483	3	8,167	—	—	1,313	—
Common stock issued under employee stock purchase plan	2,854	—	2,854	—	—	—	—
Common stock dividends	(12,080)	—	78	—	(12,158)	—	—
Repurchase of common stock	(26,070)	(7)	(26,063)	—	—	—	—
Distributions to noncontrolling interests	(1,300)	—	—	—	—	—	(1,300)
Share-based compensation expense	6,943	—	6,943	—	—	—	—
Balance, December 31, 2013	$1,479,626	$676	$408,083	$(65,777)	$1,133,873	$(10,590)	$13,361
Net income including noncontrolling interests	173,427	—	—	—	168,664	—	4,763
Other comprehensive loss	(17,420)	—	—	(17,420)	—	—	—
Common stock issued under share-based compensation plans (2)	14,089	8	13,793	—	—	288	—
Common stock issued under employee stock purchase plan	3,615	—	3,615	—	—	—	—
Common stock dividends	(21,293)	—	253	—	(21,546)	—	—
Repurchase of common stock	(206,028)	(48)	(205,980)	—	—	—	—
Distributions to noncontrolling interests	(4,750)	—	—	—	—	—	(4,750)
Share-based compensation expense	8,121	—	8,121	—	—	—	—
Balance, December 31, 2014	$1,429,387	$636	$227,885	$(83,197)	$1,280,991	$(10,302)	$13,374
_________________

(1)
As of December 31, 2014, represents cumulative foreign currency translation and post retirement liability adjustments of $4.1 million and $(87.3) million, respectively. As of December 31, 2013, represents cumulative foreign currency translation and post retirement liability adjustments of $5.1 million and $(70.9) million, respectively. As of December 31, 2012, represents cumulative foreign currency translation and post retirement liability adjustments of $5.7 million and $(86.7) million, respectively.

(2)	Includes the tax benefit associated with share-based compensation of $8.6 million in 2014, $5.2 million in 2013 and $8.7 million in 2012.
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1- NATURE OF OPERATIONS
References to the “Company,” “EMCOR,” “we,” “us,” “our” and similar words refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise.
We are one of the largest electrical and mechanical construction and facilities services firms in the United States. In addition, we provide a number of building services and industrial services. We specialize principally in providing construction services relating to electrical and mechanical systems in all types of non-residential and certain residential facilities and in providing various services relating to the operation, maintenance and management of facilities, including refineries and petrochemical plants.
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
During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for all periods are presented as discontinued operations. The segment formally named the United Kingdom construction and building services segment has been renamed the United Kingdom building services segment.
Revenue Recognition
Revenues from long-term construction contracts are recognized on the percentage-of-completion method in accordance with ASC Topic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts”. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of our electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Pre-contract costs from our construction projects are generally expensed as incurred. Revenues from the performance of services for maintenance, repair and retrofit work are recognized consistent with the performance of the services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. In the case of customer change orders for uncompleted long-term construction contracts, estimated recoveries are included for work performed in forecasting ultimate profitability on certain contracts. Due to uncertainties inherent in the estimation process, it is possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. During 2013, we recognized aggregate losses of approximately $24.5 million associated with two contracts within the United States mechanical construction and facilities services segment as a result of a change in contract estimates. There were no significant losses recognized in 2014.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Costs and estimated earnings on uncompleted contracts
Costs and estimated earnings in excess of billings on uncompleted contracts arise in the consolidated balance sheets when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Also included in costs and estimated earnings on uncompleted contracts are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and/or price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on construction costs incurred in connection with claim amounts. Claims and unapproved change orders made by us involve negotiation and, in certain cases, litigation. In the event litigation costs are incurred by us in connection with claims or unapproved change orders, such litigation costs are expensed as incurred, although we may seek to recover these costs. We believe that we have established legal bases for pursuing recovery of our recorded unapproved change orders and claims, and it is management’s intention to pursue and litigate such claims, if necessary, until a determination or settlement is reached. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims and unapproved change orders may be made in the near term. If we do not successfully resolve these matters, a net expense (recorded as a reduction in revenues) may be required, in addition to amounts that may have been previously provided for. We record the profit associated with the settlement of claims upon receipt of final payment. There was no significant profit recognized from settlements or payment of claims in 2014 and 2013. Claims against us are recognized when a loss is considered probable and amounts are reasonably determinable.
Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Costs incurred on uncompleted contracts	$7,620,522	$7,794,620
Estimated earnings, thereon	808,549	835,820
	8,429,071	8,630,440
Less: billings to date	8,694,425	8,921,008
	$(265,354)	$(290,568)
Such amounts were included in the accompanying Consolidated Balance Sheets at December 31, 2014 and 2013 under the following captions (in thousands):

	2014	2013
Costs and estimated earnings in excess of billings on uncompleted contracts	$103,201	$90,727
Billings in excess of costs and estimated earnings on uncompleted contracts	(368,555)	(381,295)
	$(265,354)	$(290,568)
As of December 31, 2014 and 2013, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $18.8 million and $19.2 million, respectively, and claims of approximately $3.0 million and $0.4 million, respectively. In addition, accounts receivable as of December 31, 2014 and 2013 included claims of approximately $2.3 million and $2.9 million, respectively. Additionally, there are contractually billed amounts and retention related to such contracts of $54.0 million and $56.1 million as of December 31, 2014 and 2013, respectively. Generally, contractually billed amounts will not be paid by the customer to us until final resolution of related claims.
Classification of Contract Amounts
In accordance with industry practice, we classify as current all assets and liabilities relating to the performance of long-term contracts. The term of our contracts ranges from one month to four years and, accordingly, collection or payment of amounts relating to these contracts may extend beyond one year. Accounts receivable at December 31, 2014 and 2013 included $177.8 million and $189.7 million, respectively, of retainage billed under terms of our contracts. We estimate that approximately 87% of this retainage will be collected during 2015. Accounts payable at December 31, 2014 and 2013 included $35.7 million and $47.0 million, respectively, of retainage withheld under terms of the contracts. We estimate that approximately 95% of this retainage will be paid during 2015.

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
Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts. This allowance is based upon the best estimate of the probable losses in existing accounts receivable. The Company determines the allowances based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, as well as historical collection and write-off experience. These amounts are re-evaluated and adjusted on a regular basis as additional information is received. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful. At December 31, 2014 and 2013, our accounts receivable of $1,234.2 million and $1,268.2 million, respectively, included allowances for doubtful accounts of $10.4 million and $11.9 million, respectively. The provision for doubtful accounts during 2014, 2013 and 2012 amounted to approximately $2.9 million, $3.5 million and $1.2 million, respectively.
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
The carrying values of property, plant and equipment are reviewed for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. In performing this review for recoverability, property, plant and equipment is assessed for possible impairment by comparing their carrying values to their undiscounted net pre-tax cash flows expected to result from the use of the asset. Impaired assets are written down to their fair values, generally determined based on their estimated future discounted cash flows. Based on the results of our testing for the years ended December 31, 2014, 2013 and 2012, no impairment of property, plant and equipment was recognized.
Goodwill and Identifiable Intangible Assets
Goodwill and other identifiable intangible assets with indefinite lives that are not being amortized, such as trade names, are tested at least annually for impairment (which we test each October 1, absent any impairment indicators) and are written down if impaired. Identifiable intangible assets with finite lives are amortized over their useful lives and are reviewed for impairment whenever facts and circumstances indicate that their carrying values may not be fully recoverable. See Note 8 - Goodwill and Identifiable Intangible Assets of the notes to consolidated financial statements for additional information.
Insurance Liabilities
Our insurance liabilities are determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. At December 31, 2014 and 2013, the estimated current portion of undiscounted insurance liabilities of $28.8 million and $29.2 million, respectively, were included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets. The estimated non-current portion of the undiscounted insurance liabilities included in “Other long-term obligations” at December 31, 2014 and 2013 were $106.3 million and $112.8 million, respectively.

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
In April 2014, an accounting pronouncement was issued by the FASB to update existing guidance on discontinued operations. This guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This pronouncement is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. This pronouncement is effective for fiscal years beginning on or after December 15, 2014 and interim periods thereafter. Early adoption is permitted. We adopted this pronouncement as of January 1, 2015, and we will consider this guidance in conjunction with future disposals, if any.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS OF BUSINESSES
On July 29, 2013, we completed the acquisition of RSI. This acquisition expands and strengthens our service offerings to new and existing customers and enhances our position within the industrial services and energy market sectors. Under the terms of the transaction, we acquired 100% of RSI’s stock for total consideration of $463.6 million. The acquisition was funded with cash on hand and $250.0 million from borrowings under our revolving credit facility. This acquisition was accounted for using the acquisition method of accounting. We acquired working capital of $35.5 million and other net liabilities of $67.1 million, and have ascribed $267.8 million to goodwill and $227.4 million to identifiable intangible assets in connection with the acquisition of RSI, which has been included in our United States industrial services segment. We expect that $49.0 million of acquired goodwill will be deductible for tax purposes.
On December 2, 2013, May 31, 2013 and January 4, 2012, we acquired three companies, each for an immaterial amount. These companies primarily provide mechanical construction services and have been included in our United States mechanical construction and facilities services segment. The purchase price for the acquisition of these businesses was finalized with an insignificant impact. The acquisition of these businesses was accounted for by the acquisition method, and the prices paid for them have been allocated to their respective assets and liabilities, based upon the estimated fair values of their respective assets and liabilities at the dates of their respective acquisitions. We believe these businesses further expand our service capabilities into new geographical and/or technical areas.
During the year ended December 31, 2014, we recorded an increase of $0.6 million of liabilities resulting in non-cash expense attributable to contingent consideration arrangements relating to prior acquisitions. During the years ended December 31, 2013 and 2012, respectively, we recorded a net reversal of $6.8 million and $6.4 million of liabilities resulting in non-cash income attributable to contingent consideration arrangements relating to prior acquisitions.
NOTE 4 - DISPOSITION OF ASSETS
In January 2014, we sold a subsidiary reported in our United States building services segment. Proceeds from the sale totaled approximately $1.1 million. Included in net income for the year ended December 31, 2014 was a loss of $0.6 million from this sale, which is classified as a component of “Selling, general and administrative expenses” in the Consolidated Statements of Operations.
On July 22, 2014, we sold a building and land owned by one of our subsidiaries reported in the United States mechanical construction and facilities services segment. We recognized a gain of approximately $11.7 million on this transaction in the third quarter of 2014, which has been classified as a “Gain on sale of building” in the Consolidated Statements of Operations.
Due to recurring losses over the last several years in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future, we announced during the quarter ended June 30, 2013 our decision to withdraw from the construction market in the United Kingdom. During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for all periods are presented in our Consolidated Financial Statements as discontinued operations.
The results of discontinued operations are as follows (in thousands):

	For the twelve months ended December 31,
	2014	2013	2012
Revenues	$19,297	$83,631	$151,185
Loss from discontinued operation, net of income taxes	$(4,690)	$(23,069)	$(7,804)
Diluted loss per share from discontinued operation	$(0.07)	$(0.34)	$(0.12)

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - DISPOSITION OF ASSETS - (Continued)

Included in the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013 are the following major classes of assets and liabilities associated with the discontinued operation (in thousands):

	December 31, 2014	December 31, 2013
Assets of discontinued operation:
Current assets	$6,265	$26,630
Non-current assets	$278	$833

Liabilities of discontinued operation:
Current liabilities	$10,743	$41,024
Non-current liabilities	$94	$513

At December 31, 2014, the assets and liabilities of the discontinued operation consist of accounts receivable, contract retentions and contract warranty obligations that are expected to be collected or fulfilled in the ordinary course of business. Additionally at December 31, 2014, there remained $1.7 million of obligations related to employee severance and the termination of leased facilities, the majority of which is expected to be paid over the next twelve months. The settlement of the remaining assets and liabilities may result in additional income and/or expenses. Such income and/or expenses are expected to be immaterial and will be reflected as an additional component of “Loss from discontinued operation” as incurred.
NOTE 5 - EARNINGS PER SHARE
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the years ended December 31, 2014, 2013 and 2012 (in thousands, except share and per share data):

	2014	2013	2012
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$173,354	$146,861	$154,388
Loss from discontinued operation, net of income taxes	(4,690)	(23,069)	(7,804)
Net income attributable to EMCOR Group, Inc. common stockholders	$168,664	$123,792	$146,584
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	66,331,886	67,086,299	66,701,869
Effect of dilutive securities—Share-based awards	730,623	990,542	1,036,549
Shares used to compute diluted earnings (loss) per common share	67,062,509	68,076,841	67,738,418
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.61	$2.19	$2.32
From discontinued operation	(0.07)	(0.34)	(0.12)
Net income attributable to EMCOR Group, Inc. common stockholders	$2.54	$1.85	$2.20
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.59	$2.16	$2.28
From discontinued operation	(0.07)	(0.34)	(0.12)
Net income attributable to EMCOR Group, Inc. common stockholders	$2.52	$1.82	$2.16
The number of options granted to purchase shares of our common stock that were excluded from the computation of diluted EPS for the years ended December 31, 2014, 2013 and 2012 because they would be anti-dilutive were zero, zero and 140,096, respectively.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVENTORIES
Inventories as of December 31, 2014 and 2013 consist of the following amounts (in thousands):

	2014	2013
Raw materials and construction materials	$23,330	$32,795
Work in process	23,524	19,328
	$46,854	$52,123

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Machinery and equipment	$120,528	$116,376
Vehicles	45,036	49,296
Furniture and fixtures	20,693	22,036
Computer hardware/software	89,638	86,624
Land, buildings and leasehold improvements	81,206	77,923
Construction in progress	6,926	3,774
	364,027	356,029
Accumulated depreciation and amortization	(241,849)	(232,615)
	$122,178	$123,414
Depreciation and amortization expense related to property, plant and equipment, including capital leases, was $36.5 million, $36.3 million and $31.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
NOTE 8 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill at December 31, 2014 and 2013 was approximately $834.1 million and $834.8 million, respectively, and reflects the excess of cost over fair market value of net identifiable assets of companies acquired. Goodwill attributable to companies acquired in 2013 has been valued at $268.3 million. No companies were acquired in 2014. ASC Topic 805, “Business Combinations” (“ASC 805”) requires that all business combinations be accounted for using the acquisition method and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, such as trade names, but instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators) and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives. As of December 31, 2014, approximately 46.1% of our goodwill related to our United States industrial services segment, approximately 27.4% of our goodwill related to our United States building services segment, approximately 26.0% related to our United States mechanical construction and facilities services segment and approximately 0.5% related to our United States electrical construction and facilities services segment.
We test for impairment of goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 17, “Segment Information”, of the notes to consolidated financial statements. In assessing whether our goodwill is impaired, we utilize the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. The weighted average cost of capital used in our annual testing for

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS - (Continued)

impairment as of October 1, 2014 was 12.2%, 12.8% and 11.2% for our domestic construction segments, our United States building services segment and our United States industrial services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for all of our domestic segments. Unfavorable changes in these key assumptions may affect future testing results and cause us to fail step one of the goodwill impairment testing process. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average costs of capital would cause the estimated fair value of our United Stated industrial services segment to approach its carrying value. A 50 basis point increase in the weighted average costs of capital would not significantly reduce the excess of the estimated fair value compared to the carrying value for any of our other domestic segments. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would not significantly reduce the excess of the estimated fair value compared to the carrying value for any of our domestic segments. For the years ended December 31, 2014, 2013 and 2012, no impairment of our goodwill was recognized.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. The annual impairment review of our trade names for the year ended December 31, 2014 resulted in a $1.5 million non-cash impairment charge as a result of a change in the fair value of subsidiary trade names associated with certain prior acquisitions reported within our United States mechanical construction and facilities services segment and our United States building services segment. For the years ended December 31, 2013 and 2012, no impairment of our trade names was recognized.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. For the years ended December 31, 2014, 2013 and 2012, no impairment of our other identifiable intangible assets was recognized.
Our development of the present value of future cash flow projections used in impairment testing is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins and weighted average cost of capital, among others. Those assumptions and estimates can change in future periods, and other factors used in assessing fair value are outside the control of management, such as interest rates. There can be no assurances that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding future business performance plans or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required to record goodwill and/or identifiable intangible asset impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.
The changes in the carrying amount of goodwill by reportable segments during the years ended December 31, 2014 and 2013 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	United States industrial services segment	Total
Balance at December 31, 2012	$3,823	$201,150	$244,787	$116,828	$566,588
Acquisitions, sales and purchase price adjustments	—	522	—	267,715	268,237
Transfers	—	15,583	(15,583)	—	—
Balance at December 31, 2013	3,823	217,255	229,204	384,543	834,825
Acquisitions, sales and purchase price adjustments	—	—	(819)	96	(723)
Transfers	—	—	—	—	—
Balance at December 31, 2014	$3,823	$217,255	$228,385	$384,639	$834,102

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS - (Continued)

The aggregate goodwill balance as of December 31, 2012 included $210.6 million of accumulated impairment charges, which were comprised of $139.5 million within the United States building services segment and $71.1 million within the United States industrial services segment.
Identifiable intangible assets as of December 31, 2014 and 2013 consist of the following (in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$47,620	$(47,620)	$—	$—
Developed technology/Vendor network	95,661	(35,347)	—	60,314
Customer relationships	425,873	(112,457)	(4,834)	308,582
Non-competition agreements	9,980	(9,330)	—	650
Trade names (amortized)	21,248	(9,515)	—	11,733
Trade names (unamortized)	170,218	—	(49,437)	120,781
Total	$770,600	$(214,269)	$(54,271)	$502,060

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$47,620	$(47,583)	$—	$37
Developed technology/Vendor network	95,661	(30,212)	—	65,449
Customer relationships	425,873	(83,391)	(4,834)	337,648
Non-competition agreements	9,980	(8,498)	—	1,482
Trade names (amortized)	21,248	(6,619)	—	14,629
Trade names (unamortized)	170,218	—	(47,966)	122,252
Total	$770,600	$(176,303)	$(52,800)	$541,497

Identifiable intangible assets attributable to companies acquired in 2013 have been valued at $228.8 million. No companies were acquired in 2014. See Note 3 - Acquisitions of Businesses of the notes to consolidated financial statements for additional information. The identifiable intangible amounts are amortized on a straight-line basis. The weighted average amortization periods for the unamortized balances remaining are, in the aggregate, approximately 12 years, which are comprised of the following: 12.5 years for developed technology/vendor network, 12 years for customer relationships, 1.75 years for non-competition agreements and 4.75 years for trade names.
Amortization expense related to identifiable intangible assets with finite lives was $38.0 million, $31.0 million and $29.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The following table presents the estimated future amortization expense of identifiable intangible assets in the following years (in thousands):

2015	$37,565
2016	36,502
2017	34,195
2018	32,070
2019	30,105
Thereafter	210,842
$381,279

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEBT
Credit Facilities
Until November 25, 2013, we had a revolving credit agreement (the “2011 Credit Agreement”) as amended, which provided for a revolving credit facility of $750.0 million. The 2011 Credit Agreement was effective November 21, 2011. Effective November 25, 2013, we amended and restated the 2011 Credit Agreement to provide for a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the “Term Loan”) (collectively referred to as the “2013 Credit Agreement”) expiring November 25, 2018. The proceeds of the Term Loan were used to repay amounts drawn under the 2011 Credit Agreement. We may increase the 2013 Revolving Credit Facility to $1.05 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments; and we may allocate up to $250.0 million of available borrowings under the 2013 Revolving Credit Facility to letters of credit for our account or for the account of our subsidiaries. The 2013 Credit Agreement is guaranteed by most of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2013 Revolving Credit Facility and the Term Loan contain various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. A commitment fee is payable on the average daily unused amount under the 2013 Revolving Credit Facility, which ranges from 0.20% to 0.30%, based on certain financial tests. The fee was 0.20% of the unused amount as of December 31, 2014. Borrowings under the 2013 Credit Agreement bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at December 31, 2014) plus 0.25% to 0.75%, based on certain financial tests or (2) United States dollar LIBOR (0.17% at December 31, 2014) plus 1.25% to 1.75%, based on certain financial tests. The interest rate in effect at December 31, 2014 was 1.42%. Fees for letters of credit issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized approximately $3.0 million of debt issuance costs associated with the 2013 Credit Agreement. This amount is being amortized over the life of the agreement and is included as part of interest expense. In connection with the amendment and restatement of the 2011 Credit Agreement, $0.3 million attributable to the acceleration of expense for debt issuance costs in connection with the 2011 Credit Agreement was recorded as part of interest expense. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, commencing with the calendar quarter ended March 31, 2014, in the amount of $4.4 million, with a final payment of all unpaid principal and interest due and payable on November 25, 2018. As of December 31, 2014, the balance on the Term Loan was $332.5 million. As of December 31, 2014 and December 31, 2013, we had approximately $95.5 million and $83.3 million of letters of credit outstanding, respectively. There were no borrowings outstanding under the 2013 Revolving Credit Facility as of December 31, 2014 and December 31, 2013.
Long-term debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Term Loan, interest payable at varying amounts through 2018	$332,500	$350,000
Capitalized Lease Obligations, at weighted average interest rates from 0.8% to 8.3% payable in varying amounts through 2019	2,883	4,652
Other, payable through 2015	57	11
	335,440	354,663
Less: current maturities	19,041	19,332
	$316,399	$335,331
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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2014 and December 31, 2013 (in thousands):

	Assets at Fair Value as of December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$432,056	—	—	$432,056
Restricted cash (2)	6,474	—	—	6,474
Total	$438,530	—	—	$438,530

	Assets at Fair Value as of December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$439,813	—	—	$439,813
Restricted cash (2)	6,934	—	—	6,934
Total	$446,747	—	—	$446,747
_________________

(1)
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, which are Level 1 assets. At December 31, 2014 and 2013, we had $156.7 million and $147.7 million, respectively, in money market funds.

(2)	Restricted cash is classified as “Prepaid expenses and other” on our consolidated balance sheets.

We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. The carrying value of our debt associated with the 2013 Credit Agreement approximates its fair value due to the variable rate on such debt.

NOTE 11 - INCOME TAXES
Our 2014 income tax provision from continuing operations was $103.5 million compared to $82.3 million for 2013 and $97.9 million for 2012. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the years ended December 31, 2014, 2013 and 2012, were 37.4%, 35.9% and 38.8%, respectively. The increase in the 2014 income tax provision compared to 2013 was primarily due to the effect of increased income before income taxes and the 2013 reversal of reserves for previously unrecognized income tax benefits. The decrease in the 2013 income tax provision compared to 2012 was primarily due to reduced income before income taxes, the effect of a change in the United Kingdom statutory tax rate, a change in the mix of earnings among various jurisdictions and the 2013 reversal of reserves for previously unrecognized income tax benefits.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES - (Continued)

As of December 31, 2014 and 2013, the amount of unrecognized income tax benefits was $5.2 million and $3.1 million (of which $3.0 million and $1.7 million, if recognized, would favorably affect our effective income tax rate), respectively.
As of December 31, 2014 and 2013, we had an accrual of $0.3 million and $0.2 million for the payment of interest related to unrecognized income tax benefits included on the Consolidated Balance Sheets, respectively. During the years ended December 31, 2014 and 2013, we recognized approximately $0.1 million and $0.2 million, respectively, in interest expense related to our unrecognized income tax benefits. In addition, we reversed $0.1 million and $2.6 million of accrued interest expense related to our unrecognized income tax benefits for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, we had total income tax reserves included in “Other long-term liabilities” of $5.5 million and $3.4 million, respectively.
A reconciliation of the beginning and end of year unrecognized income tax benefits is as follows (in thousands):

	2014	2013
Balance at beginning of year	$3,116	$11,281
Additions based on tax positions related to the current year	1,053	895
Additions based on tax positions related to prior years	2,816	251
Reductions for tax positions of prior years	(1,162)	(6,273)
Reductions for expired statute of limitations	(620)	(3,038)
Balance at end of year	$5,203	$3,116
It is reasonably possible that approximately $3.3 million of unrecognized income tax benefits at December 31, 2014, primarily relating to uncertain tax positions attributable to tax return filing positions, will significantly decrease in the next twelve months as a result of estimated settlements with taxing authorities and the expiration of applicable statutes of limitations.
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
The income tax provision in the accompanying Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in thousands):

	2014	2013	2012
Current:
Federal provision	$80,852	$60,449	$70,020
State and local provisions	14,532	2,897	18,174
Foreign provision	2,396	7,083	3,074
	97,780	70,429	91,268
Deferred	5,748	11,857	6,626
	$103,528	$82,286	$97,894

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES - (Continued)

Factors accounting for the variation from U.S. statutory income tax rates from continuing operations for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	2014	2013	2012
Federal income taxes at the statutory rate	$98,576	$81,448	$89,128
Noncontrolling interests	(1,667)	(1,247)	(806)
State and local income taxes, net of federal tax benefits	9,944	9,446	8,512
State tax reserves	(38)	(6,529)	3,927
Permanent differences	2,961	3,226	2,605
Domestic manufacturing deduction	(5,008)	(4,778)	(5,559)
Foreign income taxes (including UK statutory rate changes)	(1,237)	1,183	(438)
Federal tax reserves	62	263	(258)
Other	(65)	(726)	783
	$103,528	$82,286	$97,894
The components of the net deferred income tax liability are included in “Prepaid expenses and other” of $29.3 million, “Other assets” of $16.6 million, and “Other long-term obligations” of $173.7 million at December 31, 2014, and the components of net deferred income tax liability are included in “Prepaid expenses and other” of $32.5 million, “Other assets” of $15.0 million, and “Other long-term obligations” of $174.3 million at December 31, 2013 in the accompanying Consolidated Balance Sheets.
The amounts recorded for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Deferred income tax assets:
Excess of amounts expensed for financial statement purposes over amounts deducted for income tax purposes:
Insurance liabilities	$54,351	$57,310
Pension liability	10,142	7,813
Deferred compensation	17,886	16,358
Other (including liabilities and reserves)	31,828	35,625
Total deferred income tax assets	114,207	117,106
Valuation allowance for deferred tax assets	(2,024)	(2,244)
Net deferred income tax assets	112,183	114,862
Deferred income tax liabilities:
Costs capitalized for financial statement purposes and deducted for income tax purposes:
Goodwill and identifiable intangible assets	(216,126)	(214,865)
Other, primarily depreciation of property, plant and equipment	(23,884)	(26,840)
Total deferred income tax liabilities	(240,010)	(241,705)
Net deferred income tax liabilities	$(127,827)	$(126,843)
We file a consolidated federal income tax return including all of our U.S. subsidiaries. As of December 31, 2014 and 2013, the total valuation allowance on net deferred income tax assets was approximately $2.0 million and $2.2 million, respectively, primarily related to state and local net operating losses. The reason for the net decrease in the valuation allowance for 2014 was related to the utilization of state and local net operating loss carryforwards. Although realization is not assured, we believe it is more likely than not that the deferred income tax asset, net of the valuation allowance discussed above, will be realized. The amount of the deferred income tax asset considered realizable, however, could be reduced if estimates of future income are reduced.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES - (Continued)

At December 31, 2014, we had trading and capital losses for United Kingdom income tax purposes of approximately $30.2 million, which have no expiration date. Such losses are subject to review by the United Kingdom taxing authority. Realization of the deferred income tax assets is dependent on our generating sufficient taxable income. We believe that the deferred income tax assets will be realized through the future reversal of existing taxable temporary differences and projected future income.
Income before income taxes from continuing operations for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in thousands):

	2014	2013	2012
United States	$265,529	$219,300	$236,774
Foreign	16,116	13,409	17,810
	$281,645	$232,709	$254,584
As of December 31, 2014, we had undistributed foreign earnings from our United Kingdom subsidiary of approximately $13.1 million for which we have not recorded a deferred tax liability, as we have provided taxes on such earnings in prior periods. As of December 31, 2014, the amount of cash held in the United Kingdom was approximately $45.5 million which, if repatriated, should not result in any federal or state income taxes. As of December 31, 2014, we had undistributed foreign earnings from our Puerto Rico subsidiary of approximately $1.4 million for which we have not recorded a deferred tax liability as such earnings are indefinitely reinvested. As of December 31, 2014, the amount of cash held in Puerto Rico was approximately $3.0 million which, if repatriated, may result in federal and state income taxes of approximately $0.5 million.
NOTE 12 - COMMON STOCK
As of December 31, 2014 and December 31, 2013, there were 62,981,229 and 66,896,518 shares of our common stock outstanding, respectively.
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
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013 and October 23, 2014, our Board of Directors authorized us to repurchase up to an additional $100.0 million and $250.0 million of our outstanding common stock, respectively. During 2014, we repurchased approximately 4.8 million shares of our common stock for approximately $206.0 million. Since the inception of the repurchase programs through December 31, 2014, we have repurchased 7.6 million shares of our common stock for approximately $283.5 million. As of December 31, 2014, there remained authorization for us to repurchase approximately $166.5 million of our shares. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Repurchases may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
NOTE 13 - SHARE-BASED COMPENSATION PLANS
We have an incentive plan under which stock options, stock awards, stock units and other share-based compensation may be granted to officers, non-employee directors and key employees of the Company. Under the terms of this plan, 3,250,000 shares were authorized and 2,086,953 shares are available for grant or issuance as of December 31, 2014. Any issuances under this plan are valued at the fair market value of the common stock on the grant date. The vesting and expiration of any stock option grants and the vesting schedule of any stock awards or stock units are determined by the Compensation and Personnel Committee of our Board of Directors at the time of the grant. Additionally, we have outstanding stock options that were issued under other plans, and no further grants may be made under those plans.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SHARE-BASED COMPENSATION PLANS - (Continued)

The following table summarizes activity regarding our stock options and awards of shares and stock units since December 31, 2011:

Stock Options			Restricted Stock Units
	Shares	Weighted Average Price		Shares	Weighted Average Price
Balance, December 31, 2011	3,400,541	$15.30	Balance, December 31, 2011	486,850	$27.75
Granted	11,702	$27.39	Granted	340,518	$27.90
Expired	(25,624)	$28.13	Forfeited	—	—
Exercised	(1,590,242)	$13.09	Vested	(238,461)	$25.96
Balance, December 31, 2012	1,796,377	$17.15	Balance, December 31, 2012	588,907	$28.56
Granted	—	—	Granted	192,617	$36.26
Expired	—	—	Forfeited	(15,298)	$29.38
Exercised	(485,680)	$14.55	Vested	(155,423)	$27.77
Balance, December 31, 2013	1,310,697	$18.12	Balance, December 31, 2013	610,803	$31.17
Granted	—	—	Granted	176,418	$43.06
Expired	—	—	Forfeited	(500)	$43.76
Exercised	(743,923)	$13.52	Vested	(152,423)	$32.46
Balance, December 31, 2014	566,774	$24.15	Balance, December 31, 2014	634,298	$34.16

In addition, 12,264 shares were granted to certain non-employee directors as part of their annual retainer during the year ended December 31, 2012. No shares were granted to non-employee directors as part of their annual retainer during each of the years ended December 31, 2014 and 2013.
We recognized $8.1 million, $6.9 million and $6.7 million of compensation expense for shares and stock units awarded to non-employee directors, and stock units awards to employees pursuant to incentive plans, for the years ended December 31, 2014, 2013 and 2012, respectively. We have $4.5 million of compensation expense, net of income taxes, which will be recognized over the remaining vesting periods of up to approximately three years related to the stock units awarded to employees and non-employee directors.
All outstanding stock options were fully vested as of December 31, 2012; therefore, no compensation expense was recognized for the years ended December 31, 2014 and 2013. Compensation expense of $0.1 million for the year ended December 31, 2012 was recognized due to the vesting of stock option grants. In addition, an aggregate of 76,001 restricted stock units granted to an employee and our non-employee directors vested as of December 31, 2014, but issuance has been deferred for up to five years or upon retirement. As a result of stock option exercises, $6.9 million, $5.2 million and $8.8 million of proceeds were received during the years ended December 31, 2014, 2013 and 2012, respectively. The income tax benefit derived in 2014, 2013 and 2012 as a result of such exercises and share-based compensation was $8.6 million, $5.2 million and $8.7 million, respectively, of which $8.3 million, $4.6 million and $7.1 million, respectively, represented excess tax benefits.
The total intrinsic value of options (the amounts by which the stock price exceeded the exercise price of the option on the date of exercise) that was exercised during 2014, 2013 and 2012 was $23.5 million, $12.5 million and $25.9 million, respectively.
At December 31, 2014, 2013 and 2012, 566,774 options, 1,310,697 options and 1,796,377 options were exercisable, respectively. The weighted average exercise price of exercisable options at December 31, 2014, 2013 and 2012 was approximately $24.15, $18.12 and $17.15, respectively.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SHARE-BASED COMPENSATION PLANS - (Continued)

The following table summarizes information about our stock options as of December 31, 2014:

Stock Options Outstanding and Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
$12.03 - $12.49	70,000	0.33 Years	$12.30
$20.42 - $22.53	190,000	2.11 Years	$21.09
$24.48 - $29.26	226,774	3.57 Years	$26.18
$36.03	80,000	0.47 Years	$36.03
The total aggregate intrinsic value of options outstanding and exercisable as of December 31, 2014, 2013 and 2012 were approximately $11.5 million, $31.9 million and $31.4 million, respectively.
There were no stock option grants during 2014 or 2013. For stock options granted during 2012, the fair value on the date of grant was calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield	0.73%
Expected volatility	52.6%
Risk-free interest rate	0.5%
Expected life of options in years	3.6
Weighted average grant date fair value	$10.18
Forfeitures of stock options have been historically insignificant to the calculation and were estimated to be zero in 2012.
We have an employee stock purchase plan. Under the terms of this plan, the maximum number of shares of our common stock that may be purchased is 3,000,000 shares. Generally, our corporate employees and non-union employees of our United States subsidiaries are eligible to participate in this plan. Employees covered by collective bargaining agreements generally are not eligible to participate in this plan.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS - (Continued)

The change in benefit obligations and assets of the UK Plan for the years ended December 31, 2014 and 2013 consisted of the following components (in thousands):

	2014	2013
Change in pension benefit obligation
Benefit obligation at beginning of year	$308,877	$302,306
Interest cost	14,027	12,326
Actuarial loss (gain)	40,906	(1,903)
Benefits paid	(9,915)	(9,663)
Foreign currency exchange rate changes	(21,089)	5,811
Benefit obligation at end of year	332,806	308,877
Change in pension plan assets
Fair value of plan assets at beginning of year	269,811	239,650
Actual return on plan assets	34,012	27,969
Employer contributions	6,028	5,906
Benefits paid	(9,915)	(9,663)
Foreign currency exchange rate changes	(17,841)	5,949
Fair value of plan assets at end of year	282,095	269,811
Funded status at end of year	$(50,711)	$(39,066)
The actuarial loss in 2014 was a result of a significant drop in corporate bond yields leading to a reduction in the discount rate assumptions as disclosed below.
Amounts not yet reflected in net periodic pension cost and included in Accumulated other comprehensive loss:

	2014	2013
Unrecognized losses	$102,673	$87,461
The underfunded status of the UK Plan of $50.7 million and $39.1 million at December 31, 2014 and 2013, respectively, is included in “Other long-term obligations” in the accompanying Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ended December 31, 2015.
The weighted average assumptions used to determine benefit obligations as of December 31, 2014 and 2013 were as follows:

	2014	2013
Discount rate	3.6%	4.6%

The weighted average assumptions used to determine net periodic pension cost for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Discount rate	4.6%	4.3%	4.7%
Annual rate of return on plan assets	6.7%	6.7%	6.7%

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS - (Continued)

The annual rate of return on plan assets has been determined by modeling possible returns using the actuary’s portfolio return calculator and the fair value of plan assets. This models the long term expected returns of the various asset classes held in the portfolio and allows for the additional benefits of holding a diversified portfolio. For measurement purposes of the liability, the annual rates of inflation of covered pension benefits assumed for 2014 and 2013 were 2.0% and 2.3%, respectively.
The components of net periodic pension cost of the UK Plan for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	2014	2013	2012
Interest cost	$14,027	$12,326	$12,460
Expected return on plan assets	(16,888)	(14,369)	(13,058)
Amortization of unrecognized loss	2,029	2,560	2,433
Net periodic pension cost	$(832)	$517	$1,835
Actuarial gains and losses are amortized using a corridor approach whereby cumulative gains and losses in excess of the greater of 10% of the pension benefit obligation or the fair value of plan assets are amortized over the average life expectancy of plan participants. The amortization period for 2014 was 28 years.
The reclassification adjustment, net of income taxes, for the UK Plan from Accumulated other comprehensive loss into net periodic pension cost for the years ended December 31, 2014, 2013 and 2012 was approximately $1.6 million, $2.0 million and $1.9 million, respectively, which was classified as a component of “Cost of sales” and “Selling, general and administrative expenses” on the Consolidated Statements of Operations. The estimated unrecognized loss for the UK Plan that will be amortized from Accumulated other comprehensive loss into net periodic pension cost over the next year is approximately $2.1 million, net of income taxes.
UK Plan Assets
The weighted average asset allocations and weighted average target allocations at December 31, 2014 and 2013 were as follows:

Asset Category	Target Asset Allocation	December 31, 2014	December 31, 2013
Equity securities	45.0%	43.2%	53.4%
Debt securities	55.0%	56.6%	46.4%
Cash	—%	0.2%	0.2%
Total	100.0%	100.0%	100.0%
Plan assets of our UK Plan are invested in marketable equity and equity like securities through various funds. These funds invest in a diverse range of investments, trading in the United Kingdom, the United States and other international locations, such as Asia Pacific and other European locations. Debt securities are invested in funds that invest in UK corporate bonds and UK government bonds.
The following tables set forth by level, within the fair value hierarchy discussed in Note 10 - Fair Value Measurements, the fair value of assets of the UK Plan as of December 31, 2014 and 2013 (in thousands):

	Assets at Fair Value as of December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total
Equity and equity like investments	$—	$116,899	$4,840	$121,739
Corporate bonds	—	124,380	—	124,380
Government bonds	—	35,319	—	35,319
Cash	657	—	—	657
Total	$657	$276,598	$4,840	$282,095

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
The table below sets forth a summary of changes in the fair value of the UK Plan’s Level 3 assets for the years ended December 31, 2014 and 2013 (in thousands):

Equity and Equity Like Investments	2014	2013
Start of year balance	$5,196	$4,996
Actual return on plan assets, relating to assets still held at reporting date	—	99
Purchases, sales and settlements, net	(48)	—
Change due to exchange rate changes	(308)	101
End of year balance	$4,840	$5,196
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS - (Continued)

Cash Flows:
Contributions
Our United Kingdom subsidiary expects to contribute approximately $5.7 million to its UK Plan in 2015.
Estimated Future Benefit Payments
The following estimated benefit payments are expected to be paid in the following years (in thousands):

Pension Benefits
2015	$9,548
2016	9,816
2017	10,091
2018	10,372
2019	10,664
Succeeding five years	57,969
The following table shows certain information for the UK Plan where the accumulated benefit obligation is in excess of plan assets as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Projected benefit obligation	$332,806	$308,877
Accumulated benefit obligation	$332,806	$308,877
Fair value of plan assets	$282,095	$269,811
We also sponsor two U.S. defined benefit plans in which participation by new individuals is frozen. The benefit obligation associated with these plans as of December 31, 2014 and 2013 was approximately $6.7 million and $6.6 million, respectively. The estimated fair value of the plan assets as of December 31, 2014 and 2013 was approximately $5.1 million and $4.9 million, respectively. The plan assets are considered Level 1 assets within the fair value hierarchy and are predominantly invested in cash, equities, and equity and bond funds. The pension liability balances as of December 31, 2014 and 2013 are classified as “Other long-term obligations” on the accompanying Consolidated Balance Sheets. The measurement date for these two plans is December 31 of each year. The major assumptions used in the actuarial valuations to determine benefit obligations as of December 31, 2014 and 2013 included discount rates of 4.50% and 4.30% for the 2014 period and 4.50% and 4.30% for the 2013 period. Also, included was an expected rate of return of 7.00% for the 2014 and 2013 periods, respectively. The reclassification adjustment, net of income taxes, from Accumulated other comprehensive loss into net periodic pension cost for the years ended December 31, 2014, 2013 and 2012 was approximately $0.2 million, $0.3 million and $0.2 million, respectively, which was classified as a component of “Selling, general and administrative expenses” on the Consolidated Statements of Operations. The estimated loss for these plans that will be amortized from Accumulated other comprehensive loss into net periodic pension cost over the next year is approximately $0.2 million, net of income taxes. The future estimated benefit payments expected to be paid from the plans for the next ten years is approximately $0.4 million per year.

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
We could also be obligated to make payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce our number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closure of a subsidiary assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) would equal our proportionate share of the MEPPs’ unfunded vested benefits. We believe that certain of the MEPPs in which we participate may have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the MEPP’s current financial situation, we are unable to determine (a) the amount and timing of any future withdrawal liability, if any, and (b) whether our participation in these MEPPs could have a material adverse impact on our financial position, results of operations or liquidity. We recorded a withdrawal liability of approximately $0.1 million for the year ended December 31, 2013. We did not record any withdrawal liability for the years ended December 31, 2014 and 2012.
The following table lists all domestic MEPPs to which our contributions exceeded $2.0 million in 2014. Additionally, this table also lists all domestic MEPPs to which we contributed in 2014 in excess of $0.5 million for MEPPs in the critical status, “red zone” and $1.0 million in the endangered status, “orange or yellow zones”, as defined by the PPA (in thousands):

Pension Fund	EIN/Pension Plan Number	PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date of CBA
		2014	2013		2014	2013	2012
Plumbers & Pipefitters National Pension Fund	52-6152779 001	Yellow	Yellow	Implemented	$10,425	$12,509	$10,999	No	February 2015 to June 2019
Sheet Metal Workers National Pension Fund	52-6112463 001	Yellow	Red	Implemented	9,977	9,476	9,837	No	April 2015 to June 2019
National Electrical Benefit Fund	53-0181657 001	Green	Green	N/A	7,985	7,986	7,679	No	February 2015 to May 2019
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390 001	Green	Green	N/A	6,518	6,296	6,076	No	November 2015 to December 2018
Pension, Hospitalization & Benefit Plan of the Electrical Industry- Pension Trust Account	13-6123601 001	Green	Green	N/A	6,219	6,189	5,722	No	May 2015 to January 2018

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS - (Continued)

Pension Fund	EIN/Pension Plan Number	PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date of CBA
		2014	2013		2014	2013	2012
National Automatic Sprinkler Industry Pension Fund	52-6054620 001	Red	Red	Implemented	6,000	4,226	4,952	No	June 2015 to July 2017
Plumbers Pipefitters & Mechanical Equipment Service Local Union 392 Pension Plan	31-0655223 001	Red	Red	Implemented	4,962	4,128	3,848	Yes	June 2019
Electrical Contractors Association of the City of Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Pension Plan 2	51-6030753 002	Green	Green	N/A	4,051	2,412	2,179	No	May 2015
U.A. Local 393 Pension Trust Fund Defined Benefit	94-6359772 002	Green	Green	N/A	3,585	2,811	2,181	Yes	June 2015
Sheet Metal Workers Pension Plan of Northern California	51-6115939 001	Red	Red	Implemented	3,467	3,658	3,881	No	June 2016
Northern California Pipe Trades Pension Plan	94-3190386 001	Green	Green	N/A	3,270	2,258	3,582	No	May 2015 to June 2015
Pipefitters Union Local 537 Pension Fund	51-6030859 001	Green	Green	N/A	2,981	3,690	2,747	Yes	January 2015 to August 2017
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919 001	Green	Green	N/A	2,880	2,878	3,049	Yes	February 2015 to January 2018
Southern California Pipe Trades Retirement Fund	51-6108443 001	Green	Green	N/A	2,863	5,498	3,443	Yes	June 2015 to August 2015
Southern California IBEW-NECA Pension Trust Fund	95-6392774 001	Yellow	Yellow	Implemented	2,776	3,215	3,266	No	May 2015 to November 2019
Eighth District Electrical Pension Fund	84-6100393 001	Green	Green	N/A	2,695	3,005	3,890	Yes	February 2015 to May 2015
Arizona Pipe Trades Pension Plan	86-6025734 001	Green	Green	N/A	2,098	4,108	6,871	Yes	June 2017 to July 2017
Heating, Piping & Refrigeration Pension Fund	52-1058013 001	Yellow	Yellow	Implemented	1,877	2,139	2,078	No	January 2015 to February 2017
Sheet Metal Workers Pension Plan of Southern California, Arizona & Nevada	95-6052257 001	Red	Red	Implemented	1,824	1,271	1,072	No	June 2015 to June 2019
U.A. Local 38 Defined Benefit Pension Plan	94-3042549 001	Yellow	Yellow	Implemented	1,605	1,522	927	No	June 2015 to June 2017
Local No. 697 IBEW and Electrical Industry Pension Fund	51-6133048 001	Yellow	Yellow	Implemented	1,499	1,443	1,757	Yes	May 2015
Boilermaker-Blacksmith National Pension Trust	48-6168020 001	Yellow	Yellow	Implemented	1,177	1,828	2,996	No	September 2015 to September 2017
Plumbing & Pipe Fitting Local 219 Pension Fund	34-6682376 001	Red	Red	Implemented	1,107	1,142	936	Yes	May 2017
Building Trades United Pension Trust Fund	51-6049409 001	Yellow	Yellow	Implemented	1,033	918	1,019	No	May 2016

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS - (Continued)

Pension Fund	EIN/Pension Plan Number	PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date of CBA
		2014	2013		2014	2013	2012
Steamfitters Local Union No. 420 Pension Plan	23-2004424 001	Red	Red	Implemented	862	831	1,557	No	April 2017 to May 2017
Plumbers & Pipefitters Local 162 Pension Fund	31-6125999 001	Red	Red	Implemented (3)	818	770	737	Yes	May 2019
Local 73 Retirement Plan	15-6016577 001	Red	Red	Implemented (3)	805	225	—	No	April 2015
U.A. Local 467 Defined Benefit Plan	94-2353807 005	Red	Red	Implemented	787	538	534	No	June 2015 to June 2017
Carpenters Pension Trust Fund for Northern California	94-6050970 001	Red	Red	Pending	522	452	539	No	June 2019
Other Multiemployer Pension Plans					41,323	43,849	40,362		Various
Total Contributions					$137,991	$141,271	$138,716

_________________

(1)	The zone status represents the most recent available information for the respective MEPP, which may be 2013 or earlier for the 2014 year and 2012 or earlier for the 2013 year.

(2)
This information was obtained from the respective plans’ Form 5500 (“Forms”) for the most current available filing. These dates may not correspond with our fiscal year contributions. The above noted percentages of contributions are based upon disclosures contained in the plans’ Forms. Those Forms, among other things, disclose the names of individual participating employers whose annual contributions account for more than 5% of the aggregate annual amount contributed by all participating employers for a plan year. Accordingly, if the annual contribution of two or more of our subsidiaries each accounted for less than 5% of such contributions, but in the aggregate accounted for in excess of 5% of such contributions, that greater percentage is not available and accordingly is not disclosed.

(3)	For these respective plans, a funding surcharge was currently in effect for 2014.
The nature and diversity of our business may result in volatility in the amount of our contributions to a particular MEPP for any given period. That is because, in any given market, we could be working on a significant project and/or projects, which could result in an increase in our direct labor force and a corresponding increase in our contributions to the MEPP(s) dictated by the applicable CBA. When that particular project(s) finishes and is not replaced, the number of participants in the MEPP(s) who are employed by us would also decrease, as would our level of contributions to the particular MEPP(s). Additionally, the amount of contributions to a particular MEPP could also be affected by the terms of the CBA, which could require at a particular time, an increase in the contribution rate and/or surcharges. Our contributions to various MEPPs did not increase as a result of acquisitions made since 2012.
We also participate in two MEPPs that are located within the United Kingdom for which we have contributed $0.2 million for the year ended December 31, 2014 and $0.3 million for each of the years ended December 31, 2013 and 2012. The information that we have obtained relating to these plans is not as readily available and/or as comparable as the information that has been ascertained in the United States. Based upon the most recently available information, one of the plans is 100% funded, and the other plan is less than 65% funded. A recovery plan has been put in place for the plan that is less than 65% funded, which requires higher contribution amounts to be paid by our UK operations.
Additionally, we contribute to certain multiemployer plans that provide post retirement benefits such as health and welfare benefits and/or defined contribution/annuity plans, among others. Our contributions to these plans approximated $98.3 million, $93.5 million and $89.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our contributions to other post retirement benefit plans did not increase as a result of acquisitions made since 2012. The amount of contributions to these plans is also subject for the most part to the factors discussed above in conjunction with the MEPPs.
Defined Contribution Plans
We have defined contribution retirement and savings plans that cover eligible employees in the United States. Contributions to these plans are based on a percentage of the employee’s base compensation. The expenses recognized for the years ended December 31, 2014, 2013 and 2012 for these plans were $25.3 million, $22.6 million and $20.7 million, respectively. At our discretion, we may make additional supplemental matching contributions to a defined contribution retirement and savings plan.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS - (Continued)

The expenses recognized related to additional supplemental matching for the years ended December 31, 2014, 2013 and 2012 were $4.3 million, $4.0 million and $3.6 million, respectively.
Our United Kingdom subsidiary has defined contribution retirement plans. The expense recognized for the years ended December 31, 2014, 2013 and 2012 was $4.8 million, $5.0 million and $5.7 million, respectively.
NOTE 15 - COMMITMENTS AND CONTINGENCIES
Commitments
We lease land, buildings and equipment under various leases. The leases frequently include renewal options and escalation clauses and require us to pay for utilities, taxes, insurance and maintenance expenses.
Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related subleases with initial or remaining terms of one or more years at December 31, 2014, were as follows (in thousands):

	Capital Leases	Operating Leases	Sublease Income
2015	$1,614	$56,692	$1,230
2016	857	44,962	334
2017	431	32,111	72
2018	115	21,630	—
2019	3	13,905	—
Thereafter	—	24,990	—
Total minimum lease payments	3,020	$194,290	$1,636
Amounts representing interest	(137)
Present value of net minimum lease payments	$2,883
Rent expense for operating leases and other rental items, including short-term equipment rentals charged to cost of sales for our construction contracts, for the years ended December 31, 2014, 2013 and 2012 was $118.4 million, $118.6 million and $115.6 million, respectively. Rent expense for the years ended December 31, 2014, 2013 and 2012 was reported net of sublease rental income of $1.3 million, $1.2 million and $1.0 million, respectively.
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
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2014, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, had there been defaults on all our then existing contractual obligations, was approximately $1.1 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
At December 31, 2014, we employed approximately 27,000 people, approximately 55% of whom are represented by various unions pursuant to more than 375 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.
Restructuring expenses were $1.2 million, $0.6 million and $0.1 million for 2014, 2013 and 2012, respectively. The 2014 restructuring expenses included $0.6 million of employee severance obligations and $0.6 million relating to the termination of leased facilities. The 2013 restructuring expenses included $0.5 million of employee severance obligations and $0.1 million relating to the termination of leased facilities. The 2012 restructuring expenses included $0.07 million of employee severance obligations and $0.07 million relating to the termination of leased facilities. As of December 31, 2014, 2013 and 2012, the balance of our restructuring related obligations yet to be paid was $0.3 million, $0.2 million and $0.1 million, respectively. The majority of obligations outstanding as of December 31, 2013 and 2012 were paid during 2014 and 2013. The majority of obligations outstanding as of December 31, 2014 will be paid during 2015. No material expenses in connection with restructuring from continuing operations are expected to be incurred during 2015.
The changes in restructuring activity by reportable segments during the years ended December 31, 2014 and December 31, 2013 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	Corporate Administration	Total
Balance at December 31, 2012	$53	$—	$—	$—	$53
Charges	—	479	168	—	647
Payments	(23)	(315)	(168)	—	(506)
Balance at December 31, 2013	30	164	—	—	194
Charges	638	230	—	300	1,168
Payments	(413)	(368)	—	(300)	(1,081)
Balance at December 31, 2014	$255	$26	$—	$—	$281
A summary of restructuring expenses by reportable segments recognized for the year ended December 31, 2014 was as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	Corporate Administration	Total
Severance	$257	$311	$—	$—	$568
Leased facilities	381	(81)	—	300	600
Total charges	$638	$230	$—	$300	$1,168

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
Legal Matters
One of our subsidiaries was a subcontractor to a mechanical contractor (“Mechanical Contractor”) on a construction project where an explosion occurred. An investigation of the matter could not determine who was responsible for the explosion. As a result of the explosion, lawsuits have been commenced against various parties, but, to date, no lawsuits have been commenced against our subsidiary with respect to personal injury or damage to property as a consequence of the explosion. However, the Mechanical Contractor has asserted claims, in the context of an arbitration proceeding against our subsidiary, alleging that our subsidiary is responsible for a portion of the damages for which the Mechanical Contractor may be liable as a result of: (a) personal injury suffered by individuals as a result of the explosion and (b) the Mechanical Contractor’s legal fees and associated management costs in defending against any and all such claims. In the most recent filing with the Arbitrator, the Mechanical Contractor has stated claims against our subsidiary for alleged violations of the Connecticut and Massachusetts Unfair and Deceptive Trade Practices Acts in the ongoing arbitration proceeding. Further, the general contractor (as assignee of the Mechanical Contractor) on the construction project, and for whom the Mechanical Contractor worked, has alleged that our subsidiary is responsible for losses asserted by the owner of the project and/or the general contractor because of delays in completion of the project and for damages to the owner’s property. We believe, and have been advised by counsel, that we have a number of meritorious defenses to all such matters. We believe that the ultimate outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. Notwithstanding our assessment of the final impact of this matter, we are not able to estimate with any certainty the amount of loss, if any, which would be associated with an adverse resolution.
One of our subsidiaries, USM, Inc. (“USM”), doing business in California provides, among other things, janitorial services to its customers by having those services performed by independent janitorial companies. USM and one of its customers, which owns retail stores (the “Customer”), are co-defendants in a federal class action lawsuit brought by five employees of USM’s California janitorial subcontractors. The action was commenced on September 5, 2013 in a Superior Court of California and was removed by USM on November 22, 2013 to the United States District Court for the Northern District of California. The employees allege in their complaint, among other things, that USM and the Customer, during a period that began before our acquisition of USM, violated a California statute that prohibits USM from entering into a contract with a janitorial subcontractor when it knows or should know that the contract does not include funds sufficient to allow the janitorial contractor to comply with all local, state and federal laws or regulations governing the labor or services to be provided. The employees have asserted that the amounts USM pays to its janitorial subcontractors are insufficient to allow those janitorial subcontractors to meet their obligations regarding, among other things, wages due for all hours their employees worked, minimum wages, overtime pay and meal and rest breaks. These employees seek to represent not only themselves, but also all other individuals who provided janitorial services at the Customer’s stores in California during the relevant four year time period. We do not believe USM or the Customer has violated the California statute or that the employees may bring the action as a class action on behalf of other employees of janitorial companies with whom USM subcontracted for the provision of janitorial services to the Customer. However, if the pending lawsuit is certified as a class action and USM is found to have violated the California statute, USM might have to pay significant damages and might be subject to similar lawsuits regarding the provision of janitorial services to its other customers in California. The plaintiffs seek a declaratory judgment that USM has violated the California statute, monetary damages, including all unpaid wages and thereon, restitution for unpaid wages, and an award of attorneys’ fees and costs.
On February 17, 2015, USM and its Customer entered into a consent decree which, subject to approval of the consent decree by the federal judge in the United States District Court for the Northern District of California following a determination by the Court of the consent decree’s fairness, adequacy and reasonableness, will resolve the claims and defenses asserted in the class action. Under the terms of the consent decree, USM is to (a) pay an aggregate of $1.0 million (i) for monetary relief to the members of the class, (ii) for awards to the class representative plaintiffs, (iii) for California Labor Code Private Attorney General Act payments to the State of California for an immaterial amount, and (iv) for all costs of notice and administration of the claims process, (b) pay to counsel for the class an aggregate of $1.3 million, of which $0.25 million is to be allocated for their reimbursable costs and litigation expenses and $1.05 million is to be allocated for attorneys’ fees, and (c) establish procedures to monitor USM’s California subcontractors providing janitorial services to its Customer designed principally to ensure janitorial employees of those

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - COMMITMENTS AND CONTINGENCIES - (Continued)

subcontractors are paid no less than minimum wage. The settlement amount has been accrued for as of December 31, 2014, and payment is expected to be made in 2015.
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
NOTE 16 - ADDITIONAL CASH FLOW INFORMATION
The following presents information about cash paid for interest, income taxes and other non-cash financing activities for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Cash paid during the year for:
Interest	$7,421	$10,568	$5,633
Income taxes	$88,277	$104,324	$62,824
Non-cash financing activities:
Assets acquired under capital lease obligations	$93	$414	$1,590
NOTE 17 - SEGMENT INFORMATION
We have the following reportable segments: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment and central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom building services. The “United States building services” and “United Kingdom building services” segments principally consist of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities, including commercial and government site-based operations and maintenance; facility maintenance and services, including reception, security and catering services; outage services to utilities and industrial plants; military base operations support services; mobile maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; and small modification and retrofit projects, which services are not generally related to customers’ construction programs. The segment “United States industrial services” principally consists of those operations which provide industrial maintenance and services, including those for refineries and petrochemical plants, including on-site repairs, maintenance and service of heat exchangers, towers, vessels and piping; design, manufacturing, repair and hydro blast cleaning of shell and tube heat exchangers and related equipment; refinery turnaround planning and engineering services; specialty welding services; overhaul and maintenance of critical process units in refineries and petrochemical plants; and specialty technical services for refineries and petrochemical plants.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SEGMENT INFORMATION - (Continued)

The following tables present information about industry segments and geographic areas for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,311,988	$1,345,750	$1,211,692
United States mechanical construction and facilities services	2,201,212	2,329,834	2,386,498
United States building services	1,721,341	1,794,978	1,807,917
United States industrial services	839,980	519,413	401,793
Total United States operations	6,074,521	5,989,975	5,807,900
United Kingdom building services	350,444	343,552	387,594
Total worldwide operations	$6,424,965	$6,333,527	$6,195,494

Total revenues:
United States electrical construction and facilities services	$1,326,547	$1,371,979	$1,233,468
United States mechanical construction and facilities services	2,219,886	2,387,072	2,414,296
United States building services	1,762,697	1,839,129	1,837,995
United States industrial services	842,040	522,417	405,002
Less intersegment revenues	(76,649)	(130,622)	(82,861)
Total United States operations	6,074,521	5,989,975	5,807,900
United Kingdom building services	350,444	343,552	387,594
Total worldwide operations	$6,424,965	$6,333,527	$6,195,494

Operating income (loss):
United States electrical construction and facilities services	$90,873	$98,114	$100,736
United States mechanical construction and facilities services	114,418	93,765	125,261
United States building services	65,885	67,225	43,290
United States industrial services	63,159	38,763	37,241
Total United States operations	334,335	297,867	306,528
United Kingdom building services	15,011	13,021	17,388
Corporate administration	(68,578)	(69,891)	(63,468)
Restructuring expenses	(1,168)	(647)	(145)
Impairment loss on identifiable intangible assets	(1,471)	—	—
Gain on sale of building	11,749	—	—
Total worldwide operations	289,878	240,350	260,303
Other corporate items:
Interest expense	(9,075)	(8,769)	(7,275)
Interest income	842	1,128	1,556
Income from continuing operations before income taxes	$281,645	$232,709	$254,584

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SEGMENT INFORMATION - (Continued)

	2014	2013	2012
Capital expenditures:
United States electrical construction and facilities services	$6,671	$6,164	$3,273
United States mechanical construction and facilities services	8,631	8,866	8,119
United States building services	10,589	7,579	11,086
United States industrial services	9,139	10,281	11,124
Total United States operations	35,030	32,890	33,602
United Kingdom building services	1,935	1,536	3,604
Corporate administration	1,070	1,071	669
Total worldwide operations	$38,035	$35,497	$37,875

Depreciation and amortization of Property, plant and equipment:
United States electrical construction and facilities services	$4,237	$3,640	$3,926
United States mechanical construction and facilities services	7,600	7,280	6,768
United States building services	10,660	11,288	10,584
United States industrial services	9,839	8,781	6,560
Total United States operations	32,336	30,989	27,838
United Kingdom building services	3,305	4,477	2,594
Corporate administration	883	844	772
Total worldwide operations	$36,524	$36,310	$31,204

Costs and estimated earnings in excess of billings on uncompleted contracts:
United States electrical construction and facilities services	$32,464	$28,988	$28,207
United States mechanical construction and facilities services	43,443	38,804	34,084
United States building services	18,555	14,957	15,528
United States industrial services	281	5	—
Total United States operations	94,743	82,754	77,819
United Kingdom building services	8,458	7,973	15,242
Total worldwide operations	$103,201	$90,727	$93,061

Billings in excess of costs and estimated earnings on uncompleted contracts:
United States electrical construction and facilities services	$114,422	$118,458	$89,889
United States mechanical construction and facilities services	199,983	205,974	219,876
United States building services	38,059	30,827	36,319
United States industrial services	1,516	805	—
Total United States operations	353,980	356,064	346,084
United Kingdom building services	14,575	25,231	37,443
Total worldwide operations	$368,555	$381,295	$383,527

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SEGMENT INFORMATION - (Continued)

	2014	2013	2012
Long-lived assets:
United States electrical construction and facilities services	$18,792	$16,512	$14,146
United States mechanical construction and facilities services	288,161	293,790	269,990
United States building services	392,364	406,498	449,641
United States industrial services	750,101	772,209	280,170
Total United States operations	1,449,418	1,489,009	1,013,947
United Kingdom building services	6,899	8,831	11,502
Corporate administration	2,023	1,896	1,519
Total worldwide operations	$1,458,340	$1,499,736	$1,026,968

Total assets:
United States electrical construction and facilities services	$332,150	$329,742	$283,997
United States mechanical construction and facilities services	793,056	795,256	785,286
United States building services	737,082	756,785	800,081
United States industrial services	954,018	940,916	400,207
Total United States operations	2,816,306	2,822,699	2,269,571
United Kingdom building services	130,340	160,828	214,455
Corporate administration	442,321	482,388	623,044
Total worldwide operations	$3,388,967	$3,465,915	$3,107,070

Our United Kingdom building services segment recognized income of $4.8 million during the second quarter of 2014, which has been recorded as a reduction of "Cost of sales" in the Consolidated Statements of Operations for the year ended December 31, 2014, as a result of a reduction in the estimate of certain accrued contract costs that were no longer expected to be incurred within its building services operations. Our corporate administration operating loss for the year ended December 31, 2013 was reduced by the receipt of an insurance recovery of approximately $2.6 million that was received in January 2013 associated with a previously disposed of operation, which is classified as a component of "Cost of sales" in the Consolidated Statements of Operations.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - SELECTED UNAUDITED QUARTERLY INFORMATION
(In thousands, except per share data)
Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year. The results of the construction operations of our United Kingdom segment for all periods are presented as discontinued operations.

	March 31	June 30	Sept. 30	Dec. 31
2014 Quarterly Results
Revenues	$1,590,539	$1,552,919	$1,566,711	$1,714,796
Gross profit	216,203	220,241	222,229	248,573
Impairment loss on identifiable intangible assets	—	—	—	1,471
Gain on sale of building	—	—	11,749	—
Net income attributable to EMCOR Group, Inc.	$41,261	$39,913	$45,024	$42,466
Basic EPS from continuing operations	$0.64	$0.61	$0.68	$0.67
Basic EPS from discontinued operation	(0.03)	(0.02)	(0.01)	(0.01)
	$0.61	$0.59	$0.67	$0.66
Diluted EPS from continuing operations	$0.64	$0.61	$0.68	$0.66
Diluted EPS from discontinued operation	(0.03)	(0.02)	(0.01)	(0.01)
	$0.61	$0.59	$0.67	$0.65

	March 31	June 30	Sept. 30	Dec. 31
2013 Quarterly Results
Revenues	$1,546,305	$1,532,628	$1,605,315	$1,649,279
Gross profit	191,875	186,338	206,562	236,871
Impairment loss on identifiable intangible assets	—	—	—	—
Gain on sale of building	—	—	—	—
Net income attributable to EMCOR Group, Inc.	$30,167	$21,014	$26,690	$45,921
Basic EPS from continuing operations	$0.51	$0.47	$0.44	$0.77
Basic EPS from discontinued operation	(0.06)	(0.16)	(0.04)	(0.08)
	$0.45	$0.31	$0.40	$0.69
Diluted EPS from continuing operations	$0.50	$0.47	$0.43	$0.76
Diluted EPS from discontinued operation	(0.06)	(0.16)	(0.04)	(0.08)
	$0.44	$0.31	$0.39	$0.68

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of EMCOR Group, Inc.:
We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

Stamford, Connecticut	/s/ ERNST & YOUNG LLP
February 26, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of EMCOR Group, Inc.:
We have audited EMCOR Group, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014 of the Company and our report dated February 26, 2015 expressed an unqualified opinion thereon.

Stamford, Connecticut	/s/ ERNST & YOUNG LLP
February 26, 2015

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
As of December 31, 2014, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has determined that EMCOR’s internal control over financial reporting is effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in this Annual Report on Form 10-K, which such report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014.
Changes in Internal Control over Financial Reporting
In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 with respect to directors is incorporated herein by reference to the Section of our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders entitled “Election of Directors”, which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates (the “Proxy Statement”). The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance”. The information required by this Item 10 concerning the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated by reference to the section of the Proxy Statement entitled “Meetings and Committees of the Board of Directors” and “Corporate Governance”. Information regarding our executive officers is contained in Part I of this Form 10-K following Item 4 under the heading “Executive Officers of the Registrant”. We have adopted a Code of Ethics that applies to our Chief Executive Officer and our Senior Financial Officers, a copy of which is an Exhibit hereto.
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

Financial Statements:

Consolidated Balance Sheets - December 31, 2014 and 2013

Consolidated Statements of Operations - Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements Comprehensive Income - Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows - Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Equity - Years Ended December 31, 2014, 2013 and 2012

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
Date: February 26, 2015

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2015.

/S/ ANTHONY J. GUZZI	President, Chief Executive Officer and Director
Anthony J. Guzzi	(Principal Executive Officer)

/S/ MARK A. POMPA	Executive Vice President and Chief Financial Officer
Mark A. Pompa	(Principal Financial and Accounting Officer)

/S/ STEPHEN W. BERSHAD	Chairman of the Board of Directors
Stephen W. Bershad

/S/ JOHN W. ALTMEYER	Director
John W. Altmeyer

/S/ DAVID A. B. BROWN	Director
David A. B. Brown

/S/ LARRY J. BUMP	Director
Larry J. Bump

/S/ RICHARD F. HAMM, JR.	Director
Richard F. Hamm, Jr.

/S/ DAVID H. LAIDLEY	Director
David H. Laidley

/S/ FRANK T. MACINNIS	Director
Frank T. MacInnis

/S/ JERRY E. RYAN	Director
Jerry E. Ryan

/S/ MICHAEL T. YONKER	Director
Michael T. Yonker

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Costs and Expenses	Additions Charged to Other (1)	Deductions (2)	Balance at End of Year
Allowance for doubtful accounts
Year Ended December 31, 2014	$11,890	2,918	—	(4,384)	$10,424
Year Ended December 31, 2013	$11,472	3,533	12	(3,127)	$11,890
Year Ended December 31, 2012	$16,685	1,163	337	(6,713)	$11,472
_________________

(1)	Amount principally relates to business acquisitions and divestitures, and the effect of exchange rate changes.

(2)	Deductions primarily represent uncollectible balances of accounts receivable written off, net of recoveries.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

2(a-1)	Purchase Agreement dated as of February 11, 2002 by and among Comfort Systems USA, Inc. and EMCOR-CSI Holding Co.	Exhibit 2.1 to EMCOR Group, Inc.’s (“EMCOR”) Report on Form 8-K dated February 14, 2002
2(a-2)	Purchase and Sale Agreement dated as of August 20, 2007 between FR X Ohmstede Holdings LLC and EMCOR Group, Inc.	Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report August 20, 2007)
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
Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report June 17, 2013)
3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(b)	Amended and Restated By-Laws	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1998 (“1998 Form 10-K”)
3(c)	Amendment to Article I, Section 6(c) and Section 6(j) of the Amended and Restated By-Laws	Exhibit 3.1 to EMCOR’s Report on Form 8-K (Date of Report December 5, 2013)
4(a)
Fourth Amended and Restated Credit Agreement dated as of November 25, 2013 by and among EMCOR Group, Inc. and a subsidiary and Bank of Montreal, as Agent, and the lenders listed on the signature pages thereof (the “Credit Agreement”)
Exhibit 4(a) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”)
4(b)	Fourth Amended and Restated Security Agreement dated as of November 25, 2013 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to 2013 Form 10-K
4(c)	Fourth Amended and Restated Pledge Agreement dated as of November 25, 2013 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to 2013 Form 10-K
4(d)	Third Amended and Restated Guaranty Agreement dated as of November 25, 2013 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to 2013 Form 10-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(h-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(i-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(i-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(i-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(i-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(j-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(j-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(j-3)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(k)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(l-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005
10(l-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(l-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(l-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (“March 2012 Form 10-Q”)
10(l-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10(l-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(m-1)	2003 Non-Employee Directors’ Stock Option Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held on June 12, 2003 (“2003 Proxy Statement”)
10(m-2)	First Amendment to 2003 Non-Employee Directors’ Plan	Exhibit 10(u-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)
10(n)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(o)	Consents on December 15, 2009 to Transfer Stock Options by Non-Employee Directors	Exhibit 10(z) to 2009 Form 10-K
10(p-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007
10(p-2)	Option Agreement dated December 13, 2007 under 2007 Incentive Plan between Jerry E. Ryan and EMCOR	Exhibit 10(h)(h-2) to 2007 Form 10-K
10(p-3)	Option Agreement dated December 15, 2008 under 2007 Incentive Plan between David Laidley and EMCOR	Exhibit 10.1 to Form 8-K (Date of Report December 15, 2008)
10(p-4)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K
10(q-1)	2010 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held on June 11, 2010
10(q-2)	Amendment No. 1 to 2010 Incentive Plan	Exhibit 10(f)(f-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”)
10(q-3)	Amendment No. 2 to 2010 Incentive Plan	Exhibit 10(t-3) to 2012 Form 10-K
10(q-4)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(q-5)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K
10(r)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(s)
Form of Restricted Stock Award Agreement dated January 3, 2012 between EMCOR and each of Larry J. Bump, Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Frank T. MacInnis, Jerry E. Ryan and Michael T. Yonker
Exhibit 10(m)(m) to 2011 Form 10-K
10(t-1)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(t-2)
Form of Amended and Restated Restricted Stock Award Agreement dated December 14, 2011 amending and restating restricted stock award agreement dated June 1, 2011 under Director Award Program with each of Stephen W. Bershad, David A.B. Brown, Larry J. Bump, Albert Fried, Jr., Richard F. Hamm, Jr., David H. Laidley, Jerry E. Ryan and Michael T. Yonker
Exhibit 10(o)(o) to 2011 Form 10-K
10(u)	Restricted Stock Unit Agreement dated May 9, 2011 between EMCOR and Anthony J. Guzzi	Exhibit 10(o)(o) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10(v)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(w)	Form of Restricted Stock Unit Agreement dated March , 2012 between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(o)(o) to the March 31, 2012 Form 10-Q
10(x)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(y)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“June 2012 Form 10-Q”)
10(z)	Director Award Program, as Amended and Restated December 16, 2014	Filed herewith
10(a)(a)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(b)(b)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(c)(c)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(d)(d)	Restricted Stock Unit Award Agreement dated October 23, 2013 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to 2013 Form 10-K
10(e)(e)	Restricted Stock Unit Award Agreement dated June 11, 2014 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (“June 2014 Form 10-Q”)
11	Computation of Basic EPS and Diluted EPS for the years ended December 31, 2014 and 2013	Note 5 of the Notes to the Consolidated Financial Statements
14	Code of Ethics of EMCOR for Chief Executive Officer and Senior Financial Officers	Exhibit 14 to 2003 Form 10-K
21	List of Significant Subsidiaries	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Filed herewith
101
The following materials from EMCOR Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.
Filed

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Registrant hereby undertakes to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Registrant’s subsidiaries.