Form 10-Q
period 2015-03-31
EMCOR GROUP INC
filed 2015-04-30
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Number of shares of Common Stock outstanding as of the close of business on April 27, 2015: 62,688,874 shares.

EMCOR Group, Inc.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$368,894	$432,056
Accounts receivable, net	1,230,581	1,234,187
Costs and estimated earnings in excess of billings on uncompleted contracts	119,139	103,201
Inventories	46,346	46,854
Prepaid expenses and other	62,333	70,305
Total current assets	1,827,293	1,886,603
Investments, notes and other long-term receivables	6,029	9,122
Property, plant and equipment, net	118,274	122,178
Goodwill	834,102	834,102
Identifiable intangible assets, net	492,599	502,060
Other assets	37,285	34,902
Total assets	$3,315,582	$3,388,967
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit facility	$—	$—
Current maturities of long-term debt and capital lease obligations	18,680	19,041
Accounts payable	410,566	460,478
Billings in excess of costs and estimated earnings on uncompleted contracts	368,766	368,555
Accrued payroll and benefits	217,454	245,854
Other accrued expenses and liabilities	197,412	189,489
Total current liabilities	1,212,878	1,283,417
Long-term debt and capital lease obligations	311,302	316,399
Other long-term obligations	357,928	359,764
Total liabilities	1,882,108	1,959,580
Equity:
EMCOR Group, Inc. stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 63,341,728 and 63,641,070 shares issued, respectively	633	636
Capital surplus	211,140	227,885
Accumulated other comprehensive loss	(82,474)	(83,197)
Retained earnings	1,308,742	1,280,991
Treasury stock, at cost 659,841 and 659,841 shares, respectively	(10,302)	(10,302)
Total EMCOR Group, Inc. stockholders’ equity	1,427,739	1,416,013
Noncontrolling interests	5,735	13,374
Total equity	1,433,474	1,429,387
Total liabilities and equity	$3,315,582	$3,388,967
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended March 31,
	2015	2014
Revenues	$1,589,187	$1,590,539
Cost of sales	1,372,258	1,374,336
Gross profit	216,929	216,203
Selling, general and administrative expenses	161,591	143,854
Restructuring expenses	8	225
Operating income	55,330	72,124
Interest expense	(2,216)	(2,248)
Interest income	176	234
Income from continuing operations before income taxes	53,290	70,110
Income tax provision	20,225	26,227
Income from continuing operations	33,065	43,883
Loss from discontinued operation, net of income taxes	(355)	(2,041)
Net income including noncontrolling interests	32,710	41,842
Less: Net loss (income) attributable to noncontrolling interests	139	(581)
Net income attributable to EMCOR Group, Inc.	$32,849	$41,261
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.53	$0.64
From discontinued operation	(0.01)	(0.03)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.52	$0.61
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.52	$0.64
From discontinued operation	(0.00)	(0.03)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.52	$0.61

Dividends declared per common share	$0.08	$0.08
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended March 31,
	2015	2014
Net income including noncontrolling interests	$32,710	$41,842
Other comprehensive income, net of tax:
Foreign currency translation adjustments	181	2
Post retirement plans, amortization of actuarial loss included in net income (1)	542	443
Other comprehensive income	723	445
Comprehensive income	33,433	42,287
Less: Comprehensive loss (income) attributable to noncontrolling interests	139	(581)
Comprehensive income attributable to EMCOR Group, Inc.	$33,572	$41,706
_________

(1)	Net of tax of $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows - operating activities:
Net income including noncontrolling interests	$32,710	$41,842
Depreciation and amortization	8,762	8,867
Amortization of identifiable intangible assets	9,461	9,504
Deferred income taxes	732	4,513
Loss on sale of subsidiary	—	596
Excess tax benefits from share-based compensation	(955)	(4,869)
Equity (income) loss from unconsolidated entities	(470)	460
Other non-cash items	3,259	1,038
Distributions from unconsolidated entities	3,316	72
Changes in operating assets and liabilities	(74,636)	(86,339)
Net cash used in operating activities	(17,821)	(24,316)
Cash flows - investing activities:
Proceeds from sale of subsidiary	—	1,121
Proceeds from sale of property, plant and equipment	1,571	931
Purchase of property, plant and equipment	(6,936)	(8,073)
Investments in and advances to unconsolidated entities and joint ventures	—	(300)
Net cash used in investing activities	(5,365)	(6,321)
Cash flows - financing activities:
Repayments of long-term debt	(4,380)	(4,377)
Repayments of capital lease obligations	(985)	(491)
Dividends paid to stockholders	(5,039)	(5,353)
Repurchase of common stock	(21,148)	—
Proceeds from exercise of stock options	1,368	3,974
Payments to satisfy minimum tax withholding	(1,959)	(1,481)
Issuance of common stock under employee stock purchase plan	1,018	866
Payments for contingent consideration arrangements	(121)	—
Distributions to noncontrolling interests	(7,500)	(900)
Excess tax benefits from share-based compensation	955	4,869
Net cash used in financing activities	(37,791)	(2,893)
Effect of exchange rate changes on cash and cash equivalents	(2,185)	385
Decrease in cash and cash equivalents	(63,162)	(33,145)
Cash and cash equivalents at beginning of year	432,056	439,813
Cash and cash equivalents at end of period	$368,894	$406,668
Supplemental cash flow information:
Cash paid for:
Interest	$1,835	$1,527
Income taxes	$2,581	$2,295
Non-cash financing activities:
Assets acquired under capital lease obligations	$6	$50
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2013	$1,479,626	$676	$408,083	$(65,777)	$1,133,873	$(10,590)	$13,361
Net income including noncontrolling interests	41,842	—	—	—	41,261	—	581
Other comprehensive income	445	—	—	445	—	—	—
Common stock issued under share-based compensation plans (2)	7,390	4	7,098	—	—	288	—
Common stock issued under employee stock purchase plan	866	—	866	—	—	—	—
Common stock dividends	(5,353)	—	—	—	(5,353)	—	—
Repurchase of common stock	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(900)	—	—	—	—	—	(900)
Share-based compensation expense	2,598	—	2,598	—	—	—	—
Balance, March 31, 2014	$1,526,514	$680	$418,645	$(65,332)	$1,169,781	$(10,302)	$13,042
Balance, December 31, 2014	$1,429,387	$636	$227,885	$(83,197)	$1,280,991	$(10,302)	$13,374
Net income including noncontrolling interests	32,710	—	—	—	32,849	—	(139)
Other comprehensive income	723	—	—	723	—	—	—
Common stock issued under share-based compensation plans (2)	323	2	321	—	—	—	—
Common stock issued under employee stock purchase plan	1,018	—	1,018	—	—	—	—
Common stock dividends	(5,039)	—	59	—	(5,098)	—	—
Repurchase of common stock	(21,148)	(5)	(21,143)	—	—	—	—
Distributions to noncontrolling interests	(7,500)	—	—	—	—	—	(7,500)
Share-based compensation expense	3,000	—	3,000	—	—	—	—
Balance, March 31, 2015	$1,433,474	$633	$211,140	$(82,474)	$1,308,742	$(10,302)	$5,735

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

(2)	Includes the tax benefit associated with share-based compensation of $0.9 million and $4.9 million for the three months ended March 31, 2015 and 2014, respectively.
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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.
During the third quarter of 2014, we ceased construction operations in the United Kingdom. As a result, the segment formerly named the United Kingdom construction and building services segment has been renamed the United Kingdom building services segment. Our reportable segments have been restated in all periods presented to reflect this change.
NOTE 2 New Accounting Pronouncements
On January 1, 2015, we adopted the accounting pronouncement issued by the Financial Accounting Standards Board ("FASB") updating existing guidance on discontinued operations. This guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This pronouncement is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. We will consider this guidance in conjunction with future disposals, if any.
In May 2014, an accounting pronouncement was issued by the FASB to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2016, with no early adoption permitted. The guidance permits the use of one of two retrospective transition methods. We have not yet selected a transition method nor have we determined the effect that the adoption of the pronouncement may have on our financial position and/or results of operations.
NOTE 3 Acquisitions of Businesses
No acquisitions were made during the three months ended March 31, 2015 and 2014.
During the three months ended March 31, 2015 and 2014, respectively, we recorded a net reversal of $0.2 million and zero of liabilities resulting in non-cash income attributable to contingent consideration arrangements relating to prior acquisitions.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 Disposition of Assets - (Continued)

Due to recurring losses over the last several years in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future, we announced during the quarter ended June 30, 2013 our decision to withdraw from the construction market in the United Kingdom. During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for all periods are presented in our Condensed Consolidated Financial Statements as discontinued operations.

The results of discontinued operations are as follows (in thousands):

	For the three months ended March 31,
	2015	2014
Revenues	$276	$8,846
Loss from discontinued operation, net of income taxes	$(355)	$(2,041)
Diluted loss per share from discontinued operation	$(0.00)	$(0.03)

Included in the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 are the following major classes of assets and liabilities associated with the discontinued operation (in thousands):

	March 31, 2015	December 31, 2014
Assets of discontinued operation:
Current assets	$4,198	$6,265
Non-current assets	$138	$278

Liabilities of discontinued operation:
Current liabilities	$9,014	$10,743
Non-current liabilities	$43	$94

At March 31, 2015, the assets and liabilities of the discontinued operation consisted of accounts receivable, contract retentions and contract warranty obligations that are expected to be collected or fulfilled in the ordinary course of business. Additionally at March 31, 2015, there remained $1.1 million of obligations related to employee severance and the termination of leased facilities, the majority of which is expected to be paid in 2015. The settlement of the remaining assets and liabilities may result in additional income and/or expenses. Such income and/or expenses are expected to be immaterial and will be reflected as an additional component of “Loss from discontinued operation” as incurred.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 Earnings Per Share
Calculation of Basic and Diluted Earnings (Loss) per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the three months ended March 31, 2015 and 2014 (in thousands, except share and per share data):

	For the three months ended March 31,
	2015	2014
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$33,204	$43,302
Loss from discontinued operation, net of income taxes	(355)	(2,041)
Net income attributable to EMCOR Group, Inc. common stockholders	$32,849	$41,261
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	63,058,911	67,188,577
Effect of dilutive securities—Share-based awards	552,100	812,628
Shares used to compute diluted earnings (loss) per common share	63,611,011	68,001,205
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.53	$0.64
From discontinued operation	$(0.01)	$(0.03)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.52	$0.61
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.52	$0.64
From discontinued operation	$(0.00)	$(0.03)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.52	$0.61
The number of outstanding restricted stock units that were excluded from the computation of diluted EPS for the three months ended March 31, 2015 and 2014 because they would be anti-dilutive were 1,000 and zero, respectively.
NOTE 6 Inventories
Inventories in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	March 31, 2015	December 31, 2014
Raw materials and construction materials	$24,603	$23,330
Work in process	21,743	23,524
	$46,346	$46,854

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7 Debt
Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	March 31, 2015	December 31, 2014
Term Loan	$328,125	$332,500
Capitalized lease obligations	1,805	2,883
Other	52	57
	329,982	335,440
Less: current maturities	18,680	19,041
	$311,302	$316,399
Credit Facilities
Until November 25, 2013, we had a revolving credit agreement (the "2011 Credit Agreement"), as amended, which provided for a revolving credit facility of $750.0 million. The 2011 Credit Agreement was effective November 21, 2011. Effective November 25, 2013, we amended and restated the 2011 Credit Agreement to provide for a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan") (collectively referred to as the "2013 Credit Agreement") expiring November 25, 2018. The proceeds of the Term Loan were used to repay amounts drawn under the 2011 Credit Agreement. We may increase the 2013 Revolving Credit Facility to $1.05 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of available borrowings under the 2013 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. The 2013 Credit Agreement is guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2013 Revolving Credit Facility and the Term Loan contain various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of March 31, 2015 and December 31, 2014. A commitment fee is payable on the average daily unused amount of the 2013 Revolving Credit Facility, which ranges from 0.20% to 0.30%, based on certain financial tests. The fee is 0.20% of the unused amount as of March 31, 2015. Borrowings under the 2013 Credit Agreement bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2015) plus 0.25% to 0.75%, based on certain financial tests or (2) United States dollar LIBOR (0.18% at March 31, 2015) plus 1.25% to 1.75%, based on certain financial tests. The interest rate in effect at March 31, 2015 was 1.43%. Fees for letters of credit issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized approximately $3.0 million of debt issuance costs associated with the 2013 Credit Agreement. This amount is being amortized over the life of the agreement and is included as part of interest expense. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended March 31, 2014, in the amount of $4.4 million, with a payment of all unpaid principal and interest due on November 25, 2018. As of March 31, 2015, the balance of the Term Loan was $328.1 million. As of March 31, 2015 and December 31, 2014, we had approximately $101.6 million and $95.5 million of letters of credit outstanding, respectively. There were no borrowings outstanding under the 2013 Revolving Credit Facility as of March 31, 2015 and December 31, 2014.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	Assets at Fair Value as of March 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$368,894	—	—	$368,894
Restricted cash (2)	6,424	—	—	6,424
Deferred compensation plan assets (3)	6,867	—	—	6,867
Total	$382,185	—	—	$382,185

	Assets at Fair Value as of December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$432,056	—	—	$432,056
Restricted cash (2)	6,474	—	—	6,474
Deferred compensation plan assets (3)	3,139	—	—	3,139
Total	$441,669	—	—	$441,669
 ________

(1)
Cash and cash equivalents include money market funds with original maturity dates of three months or less, which are Level 1 assets. At March 31, 2015 and December 31, 2014, we had $155.7 million and $156.7 million, respectively, in money market funds.

(2)	Restricted cash is classified as “Prepaid expenses and other” in the Condensed Consolidated Balance Sheets.

(3)	Deferred compensation plan assets are classified as "Other assets" in the Condensed Consolidated Balance Sheets.
We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. The carrying value of our debt associated with the 2013 Credit Agreement approximates its fair value due to the variable rate on such debt.

NOTE 9 Income Taxes
For the three months ended March 31, 2015 and 2014, our income tax provision from continuing operations was $20.2 million and $26.2 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.8% and 37.6%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended March 31, 2015 and 2014, inclusive of discrete items, were 37.9% and 37.7%, respectively. The decrease in the 2015 income tax provision was primarily due to decreased income before income taxes. The increase in the actual income tax rates on income from continuing operations was primarily due to a change in the mix of earnings among various jurisdictions.
As of March 31, 2015 and December 31, 2014, the amount of unrecognized income tax benefits for each period was $5.2 million (of which $3.0 million, if recognized, would favorably affect our effective income tax rate).

We report interest expense related to unrecognized income tax benefits in the income tax provision. As of March 31, 2015 and December 31, 2014, we had approximately $0.4 million and $0.3 million of accrued interest related to unrecognized income tax benefits included as a liability in the Condensed Consolidated Balance Sheets, respectively. For the three months ended March 31, 2015 and 2014, less than $0.1 million of interest expense and $0.1 million of interest income was recognized, respectively.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 Income Taxes - (Continued)

It is reasonably possible that approximately $3.3 million of unrecognized income tax benefits at March 31, 2015, primarily relating to uncertain tax positions attributable to tax return filing positions, will significantly decrease in the next twelve months as a result of estimated settlements with taxing authorities and the expiration of applicable statutes of limitations.
We file income tax returns with the Internal Revenue Service and various state, local and foreign tax agencies. The Company is currently under examination by various taxing authorities for the years 2008 through 2014. During the first quarter of 2014, the Internal Revenue Service finalized its audit of our federal income tax returns for the years 2010 through 2011. We agreed to and paid an assessment, for an immaterial amount, proposed by the Internal Revenue Service pursuant to such audit.
NOTE 10 Common Stock
As of March 31, 2015 and December 31, 2014, 62,681,887 and 62,981,229 shares of our common stock were outstanding, respectively.
During the three months ended March 31, 2015 and 2014, 178,928 and 379,616 shares of common stock, respectively, were issued primarily upon: (a) the satisfaction of required conditions under certain of our share-based compensation plans, (b) the exercise of stock options and (c) the purchase of common stock pursuant to our employee stock purchase plan.
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013 and October 23, 2014, our Board of Directors authorized us to repurchase up to an additional $100.0 million and $250.0 million of our outstanding common stock, respectively. During 2015, we repurchased approximately 0.5 million shares of our common stock for approximately $21.1 million. Since the inception of the repurchase programs through March 31, 2015, we have repurchased 8.0 million shares of our common stock for approximately $304.7 million. As of March 31, 2015, there remained authorization for us to repurchase approximately $145.3 million of our shares. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Repurchases may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
NOTE 11 Retirement Plans
Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under this plan.
Components of Net Periodic Pension Cost
The components of net periodic pension cost of the UK Plan for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	For the three months ended March 31,
	2015	2014
Interest cost	$2,865	$3,498
Expected return on plan assets	(3,995)	(4,211)
Amortization of unrecognized loss	623	506
Net periodic pension cost	$(507)	$(207)
Employer Contributions
For the three months ended March 31, 2015, our United Kingdom subsidiary contributed approximately $1.3 million to its UK Plan. It anticipates contributing an additional $4.2 million during the remainder of 2015.
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
On February 17, 2015, USM and its Customer entered into a consent decree which, subject to final approval of the consent decree by the federal judge in the United States District Court for the Northern District of California following a determination by the Court of the consent decree’s fairness, adequacy and reasonableness, will resolve the claims and defenses asserted in the class action. Under the terms of the consent decree, USM is to (a) pay an aggregate of $1.0 million (i) for monetary relief to the members of the class, (ii) for awards to the class representative plaintiffs, (iii) for California Labor Code Private Attorney General Act payments to the State of California for an immaterial amount, and (iv) for all costs of notice and administration of the claims process, (b) pay to counsel for the class an aggregate of $1.3 million, of which $0.25 million is to be allocated for their reimbursable costs and litigation expenses and $1.05 million is to be allocated for attorneys’ fees, and (c) establish procedures to monitor USM’s California subcontractors providing janitorial services to its Customer designed principally to ensure janitorial employees of those subcontractors are paid no less than minimum wage. The settlement amount has been accrued for as of December 31, 2014, and payment is expected to be made in 2015.
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
Restructuring expenses
Restructuring expenses, primarily relating to employee severance obligations, were less than $0.1 million for the three months ended March 31, 2015. Restructuring expenses, relating to the termination of leased facilities, were $0.2 million for the three months ended March 31, 2014. As of March 31, 2015, the balance of these restructuring obligations yet to be paid was $0.2 million, the majority of which is expected to be paid after 2015. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2015.
The changes in restructuring activity by reportable segments during the three months ended March 31, 2015 and March 31, 2014 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	Corporate administration	Total
Balance at December 31, 2013	$30	$164	$—	$194
Charges	—	(75)	300	225
Payments	(6)	(89)	—	(95)
Balance at March 31, 2014	$24	$—	$300	$324
Balance at December 31, 2014	$255	$26	$—	$281
Charges	2	6	—	8
Payments	(18)	(32)	—	(50)
Balance at March 31, 2015	$239	$—	$—	$239
A summary of restructuring expenses by reportable segments recognized for the three months ended March 31, 2015 was as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	Corporate administration	Total
Severance	$—	$6	$—	$6
Leased facilities	2	—	—	2
Total charges	$2	$6	$—	$8

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

a portfolio of services needed to support the operation and maintenance of customers’ facilities, including commercial and government site-based operations and maintenance; facility maintenance and services, including reception, security and catering services; outage services to utilities and industrial plants; military base operations support services; mobile maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; and small modification and retrofit projects, which services are not generally related to customers' construction programs. The segment "United States industrial services" principally consists of those operations which provide industrial maintenance and services, mainly for refineries and petrochemical plants, including on-site repairs, maintenance and service of heat exchangers, towers, vessels and piping; design, manufacturing, repair and hydro blast cleaning of shell and tube heat exchangers and related equipment; refinery turnaround planning and engineering services; specialty welding services; overhaul and maintenance of critical process units in refineries and petrochemical plants; and specialty technical services for refineries and petrochemical plants.
The following tables present information about industry segments and geographic areas for the three months ended March 31, 2015 and 2014 (in thousands):

	For the three months ended March 31,
	2015	2014
Revenues from unrelated entities:
United States electrical construction and facilities services	$318,994	$308,136
United States mechanical construction and facilities services	511,026	513,011
United States building services	439,492	448,044
United States industrial services	232,725	231,958
Total United States operations	1,502,237	1,501,149
United Kingdom building services	86,950	89,390
Total worldwide operations	$1,589,187	$1,590,539

Total revenues:
United States electrical construction and facilities services	$320,238	$314,797
United States mechanical construction and facilities services	513,367	519,111
United States building services	449,728	457,964
United States industrial services	233,316	232,474
Less intersegment revenues	(14,412)	(23,197)
Total United States operations	1,502,237	1,501,149
United Kingdom building services	86,950	89,390
Total worldwide operations	$1,589,187	$1,590,539

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Segment Information - (Continued)

	For the three months ended March 31,
	2015	2014
Operating income (loss):
United States electrical construction and facilities services	$16,674	$21,655
United States mechanical construction and facilities services	20,901	19,106
United States building services	20,978	20,298
United States industrial services	12,833	23,394
Total United States operations	71,386	84,453
United Kingdom building services	2,378	3,363
Corporate administration	(18,426)	(15,467)
Restructuring expenses	(8)	(225)
Total worldwide operations	55,330	72,124
Other corporate items:
Interest expense	(2,216)	(2,248)
Interest income	176	234
Income from continuing operations before income taxes	$53,290	$70,110

	March 31, 2015	December 31, 2014
Total assets:
United States electrical construction and facilities services	$338,325	$332,150
United States mechanical construction and facilities services	777,328	793,056
United States building services	745,226	737,082
United States industrial services	932,957	954,018
Total United States operations	2,793,836	2,816,306
United Kingdom building services	132,469	130,340
Corporate administration	389,277	442,321
Total worldwide operations	$3,315,582	$3,388,967

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Due to recurring losses over the last several years in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future, we announced during the quarter ended June 30, 2013 our decision to withdraw from the construction market in the United Kingdom. During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for all periods are presented in our Condensed Consolidated Financial Statements as discontinued operations. The segment formerly named the United Kingdom construction and building services segment has been renamed the United Kingdom building services segment.
Overview
The following table presents selected financial data for the three months ended March 31, 2015 and 2014 (in thousands, except percentages and per share data):

	For the three months ended March 31,
	2015	2014
Revenues	$1,589,187	$1,590,539
Revenues (decrease) increase from prior year	(0.1)%	2.9%
Restructuring expenses	$8	$225
Operating income	$55,330	$72,124
Operating income as a percentage of revenues	3.5%	4.5%
Net income attributable to EMCOR Group, Inc.	$32,849	$41,261
Diluted earnings per common share from continuing operations	$0.52	$0.64
Overall revenues, operating income and operating margin (operating income as a percentage of revenues) decreased in the 2015 first quarter compared to the 2014 first quarter. The slight decrease in revenues was primarily attributable to a decline in revenues from our: (a) United States building services segment, (b) United States mechanical construction and facilities services segment and (c) United Kingdom building services segment, partially offset by an increase in revenues from our United States electrical construction and facilities services segment and our United States industrial services segment.
The decreases in operating income and operating margin were primarily attributable to increases in our selling, general and administrative expenses due to higher employee related costs such as employee benefits, incentive compensation and salaries. The increase in employee benefits was attributable to higher medical insurance costs as, in the same prior year period, we benefited from favorable claims experience. Increased incentive compensation was principally due to higher projected annual operating results than in the same prior year period, which resulted in increased accruals for certain of our incentive compensation plans. The increase in salaries was attributable to an increase in headcount due to higher anticipated revenues than in the same prior year period, as well as cost of living adjustments and merit pay increases.
The unfavorable operating performance was also attributable to lower gross profit and gross profit margins within our: (a) United States industrial services segment, which was negatively impacted by: (i) a nationwide strike by union employees of certain major oil refineries, which led to the deferral of, or may lead to the potential loss of, certain turnaround projects that generate relatively high gross profit margins, and (ii) the mix of work in our industrial shop services operations, which included fewer repair projects, than in the same prior year period, that generate relatively high gross profit margins, (b) United States electrical construction and facilities services segment as, in the same prior year period, we benefited from the successful completion of two large power generation projects in the northern and southern California markets, and (c) United Kingdom building services. The decreases in operating income and operating margin were partially offset by improved performance from our United States mechanical construction and facilities services segment and our United States building services segment.
Operating Segments
We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment; central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom building services. The “United States building services” and "United Kingdom building services" segments principally consist of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities, including commercial and government site-based operations and maintenance; facility maintenance and services, including reception, security and catering services; outage services to utilities and industrial plants; military base operations support services; mobile maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; and small modification and retrofit projects, which services are not generally related to customers' construction programs. The segment "United States industrial services" principally consists of those operations which provide industrial maintenance and services, mainly for refineries and petrochemical plants, including on-site repairs, maintenance and service of heat exchangers, towers, vessels and piping; design, manufacturing, repair and hydro blast cleaning of shell and tube heat exchangers and related equipment; refinery turnaround planning and engineering services; specialty welding services; overhaul and maintenance of critical process units in refineries and petrochemical plants; and specialty technical services for refineries and petrochemical plants.
Results of Operations
Revenues
The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended March 31,
	2015	% of Total	2014	% of Total
Revenues:
United States electrical construction and facilities services	$318,994	20%	$308,136	19%
United States mechanical construction and facilities services	511,026	32%	513,011	32%
United States building services	439,492	28%	448,044	28%
United States industrial services	232,725	15%	231,958	15%
Total United States operations	1,502,237	95%	1,501,149	94%
United Kingdom building services	86,950	5%	89,390	6%
Total worldwide operations	$1,589,187	100%	$1,590,539	100%
As described below in more detail, our revenues for the three months ended March 31, 2015 decreased slightly compared to revenues for the three months ended March 31, 2014. The decrease in revenues for the three months ended March 31, 2015 was attributable to a decline in revenues from our: (a) United States building services segment, (b) United States mechanical construction and facilities services segment and (c) United Kingdom building services segment, partially offset by an increase in revenues from our United States electrical construction and facilities services segment and our United States industrial services segment. We continue to be disciplined in a very competitive marketplace by only accepting work that we believe can be performed at reasonable margins.
Revenues of our United States electrical construction and facilities services segment were $319.0 million for the three months ended March 31, 2015 compared to revenues of $308.1 million for the three months ended March 31, 2014. The increase in revenues was primarily attributable to an increase in revenues from higher levels of work from transportation, manufacturing and healthcare projects, partially offset by a decrease in revenues from institutional construction projects, primarily in the Washington D.C. and southern California markets.
Our United States mechanical construction and facilities services segment revenues for the three months ended March 31, 2015 were $511.0 million, a $2.0 million decrease compared to revenues of $513.0 million for the three months ended March 31, 2014. The decrease in revenues for the three months ended March 31, 2015 was primarily attributable to a decline in revenues from manufacturing, water and wastewater and transportation construction projects, partially offset by an increase in revenues from commercial construction projects.

Revenues of our United States building services segment for the three months ended March 31, 2015 decreased by $8.6 million compared to the three months ended March 31, 2014. The decrease in revenues was primarily attributable to decreased revenues from: (a) our commercial site-based services operations, as a result of a decline in revenues from: (i) supplier management contracts and (ii) snow removal activities, as a result of less snowfall in geographical areas in which many of our contracts are based on a per snow event basis, and (b) our government site-based services operations, as a result of the completion of two large long-term site-based joint venture projects not renewed pursuant to rebid. These decreases in revenues were partially offset by an increase in revenues from our mobile mechanical services operations, primarily in the northern and southern California markets.
Revenues of our United States industrial services segment for the three months ended March 31, 2015 increased by $0.8 million compared to the three months ended March 31, 2014. The increase in revenues was primarily due to the timing of completion and shipment of several large capital projects in our industrial shop services operations, partially offset by a decrease in revenues from our industrial field services operations, which were negatively impacted by a nationwide strike by union employees of certain major oil refineries.
Our United Kingdom building services segment revenues were $87.0 million for the three months ended March 31, 2015 compared to revenues of $89.4 million for the three months ended March 31, 2014. The decrease in revenues was due to a decrease of $8.2 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar and decreased small project activity in the institutional market, partially offset by an increase in activity in the commercial and transportation markets.
Backlog
The following table presents our operating segment backlog from unrelated entities and their respective percentages of total backlog (in thousands, except for percentages):

	March 31, 2015	% of Total	December 31, 2014	% of Total	March 31, 2014	% of Total
Backlog:
United States electrical construction and facilities services	$1,203,189	32%	$1,176,372	32%	$984,886	29%
United States mechanical construction and facilities services	1,534,893	41%	1,473,018	41%	1,339,285	40%
United States building services	747,471	20%	732,960	20%	778,680	23%
United States industrial services	94,189	3%	101,154	3%	96,875	3%
Total United States operations	3,579,742	96%	3,483,504	96%	3,199,726	95%
United Kingdom building services	156,414	4%	150,084	4%	165,883	5%
Total worldwide operations	$3,736,156	100%	$3,633,588	100%	$3,365,609	100%
Our backlog at March 31, 2015 was $3.74 billion compared to $3.63 billion at December 31, 2014 and $3.37 billion at March 31, 2014. The increase in backlog at March 31, 2015 compared to backlog at December 31, 2014 was primarily attributable to an increase in contracts awarded for work within all of our reportable segments, except for our United States industrial services segment. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We include a project within our backlog at such time as a contract is awarded. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of services contracts. However, we do not include in backlog contracts for which we are paid on a time and material basis and a fixed amount cannot be determined, and if the remaining term of a services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the contract award. Our backlog also includes amounts related to services contracts for which a fixed price contract value is not assigned when a reasonable estimate of total revenues can be made from budgeted amounts agreed to with our customer. Our backlog is comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business and (d) claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider recovery to be probable. Such claim amounts were immaterial for all periods presented. Our backlog does not include anticipated revenues from unconsolidated joint ventures or variable interest entities and anticipated revenues from pass-through costs on contracts for which we are acting in the capacity of an agent and which are reported on the net basis. We believe our backlog is firm, although many contracts are subject to cancellation at the election of our customers. Historically, cancellations have not had a material adverse effect on us.

Cost of sales and Gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended March 31,
	2015	2014
Cost of sales	$1,372,258	$1,374,336
Gross profit	$216,929	$216,203
Gross profit, as a percentage of revenues	13.7%	13.6%
Our gross profit increased by $0.7 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Our gross profit margin was 13.7% and 13.6% for the three months ended March 31, 2015 and 2014, respectively. The slight increases in gross profit and gross profit margin were attributable to our United States mechanical construction and facilities services segment and our United States building services segment, which were offset by reduced profitability within all of our other reportable segments.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and selling, general and administrative expenses as a percentage of revenues (in thousands, except for percentages):

	For the three months ended March 31,
	2015	2014
Selling, general and administrative expenses	$161,591	$143,854
Selling, general and administrative expenses, as a percentage of revenues	10.2%	9.0%
Our selling, general and administrative expenses for the three months ended March 31, 2015 increased by $17.7 million to $161.6 million compared to $143.9 million for the three months ended March 31, 2014. Selling, general and administrative expenses as a percentage of revenues were 10.2% and 9.0% for the three months ended March 31, 2015 and 2014, respectively. The increase in selling, general and administrative expenses was due to higher employee related costs such as employee benefits, incentive compensation and salaries. The increase in employee benefits was attributable to higher medical insurance costs as, in the same prior year period, we benefited from favorable claims experience. Increased incentive compensation was principally due to higher projected annual operating results than in the same prior year period, which resulted in increased accruals for certain of our incentive compensation plans. The increase in salaries was attributable to an increase in headcount due to higher anticipated revenues than in the same prior year period, as well as cost of living adjustments and merit pay increases.
Restructuring expenses
Restructuring expenses, primarily relating to employee severance obligations, were less than $0.1 million for the three months ended March 31, 2015. Restructuring expenses, relating to the termination of leased facilities, were $0.2 million for the three months ended March 31, 2014. As of March 31, 2015, the balance of these restructuring obligations yet to be paid was $0.2 million, the majority of which is expected to be paid after 2015. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2015.

Operating income
The following table presents our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended March 31,
	2015	% of Segment Revenues	2014	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$16,674	5.2%	$21,655	7.0%
United States mechanical construction and facilities services	20,901	4.1%	19,106	3.7%
United States building services	20,978	4.8%	20,298	4.5%
United States industrial services	12,833	5.5%	23,394	10.1%
Total United States operations	71,386	4.8%	84,453	5.6%
United Kingdom building services	2,378	2.7%	3,363	3.8%
Corporate administration	(18,426)	—	(15,467)	—
Restructuring expenses	(8)	—	(225)	—
Total worldwide operations	55,330	3.5%	72,124	4.5%
Other corporate items:
Interest expense	(2,216)		(2,248)
Interest income	176		234
Income from continuing operations before income taxes	$53,290		$70,110
As described below in more detail, operating income was $55.3 million for the three months ended March 31, 2015 compared to $72.1 million for the three months ended March 31, 2014. Operating margin was 3.5% for the three months ended March 31, 2015 compared to 4.5% for the three months ended March 31, 2014.
Operating income of our United States electrical construction and facilities services segment for the three months ended March 31, 2015 was $16.7 million compared to operating income of $21.7 million for the three months ended March 31, 2014. The decrease in operating income for the three months ended March 31, 2015 was due to an increase in selling, general and administrative expenses due to higher employee related costs such as employee benefits, incentive compensation and salaries. The increase in employee benefits was attributable to higher medical insurance costs as, in the same prior year period, we benefited from favorable claims experience. The increase in incentive compensation was principally due to higher projected annual operating results than in the same prior year period, which resulted in increased accruals for certain of our incentive compensation plans. Despite an increase in revenues, operating income also decreased as, in the same prior year period, we benefited from the successful completion of two large power generation projects in the northern and southern California markets. The decrease in operating margin for the three months ended March 31, 2015 was attributable to a decrease in gross profit margin and an increase in the ratio of selling, general and administrative expenses to revenues.
Our United States mechanical construction and facilities services segment operating income for the three months ended March 31, 2015 was $20.9 million, a $1.8 million increase compared to operating income of $19.1 million for the three months ended March 31, 2014. Operating income was favorably impacted by an increase in gross profit from commercial, institutional and manufacturing construction projects, partially offset by an increase in selling, general and administrative expenses. The increase in operating margin for the three months ended March 31, 2015 was attributable to an increase in gross profit margin.
Operating income of our United States building services segment for the three months ended March 31, 2015 increased by $0.7 million compared to operating income for the three months ended March 31, 2014. The increase in operating income was primarily attributable to: (a) our mobile mechanical services operations, partially due to increased profitability in projects, retrofits and repair services work, and (b) our commercial site-based services operations, as a result of approximately $3.0 million of income recognized, net of associated legal costs incurred in the first quarter of 2015, upon the favorable settlement of a claim by us against the former owners of a company we had previously acquired. Theses increases were partially offset by a decrease in operating income from our energy services operations as, in the same prior year period, we benefited from the successful completion of a large project. The increase in operating margin for the three months ended March 31, 2015 was attributable to an increase in gross profit margin, primarily as a result of the settlement mentioned above.
Operating income of our United States industrial services segment for the three months ended March 31, 2015 decreased by $10.6 million compared to operating income for the three months ended March 31, 2014. This segment’s results were negatively impacted by: (a) a nationwide strike by union employees of certain major oil refineries, which led to the deferral of, or may lead to the potential loss of, certain turnaround projects that generate relatively high gross profit margins, (b) an increase in selling, general and administrative expenses due to higher employee related costs such as employee benefits and salaries, partially as a result of increased headcount due to higher anticipated field services volume, and (c) the mix of work in our industrial shop services operations, which included fewer repair projects, than in the same prior year period, that generate relatively high gross profit margins. The decrease in operating margin for the three months ended March 31, 2015 was attributable to an increase in the ratio of selling, general and administrative expenses to revenues, as well as a decrease in gross profit margin.
Our United Kingdom building services segment operating income was $2.4 million for the three months ended March 31, 2015 compared to operating income of $3.4 million for the three months ended March 31, 2014. The decrease in operating income was primarily attributable to a decrease in gross profit from small project activity in the institutional market, as well as a decrease of $0.2 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The decrease in operating margin for the three months ended March 31, 2015 was attributable to a decrease in gross profit margin.
Our corporate administration operating loss for the three months ended March 31, 2015 was $18.4 million compared to $15.5 million for the three months ended March 31, 2014. The increase in expenses was primarily due to an increase in certain employment costs, such as incentive compensation and salaries, and legal costs. The increase in incentive compensation was partially due to higher projected annual operating results than in the same prior year period, which resulted in increased accruals for certain of our incentive compensation plans.
Interest expense for each of the three months ended March 31, 2015 and 2014 was $2.2 million. Interest income for each of the three months ended March 31, 2015 and 2014 was $0.2 million.
For the three months ended March 31, 2015 and 2014, our income tax provision from continuing operations was $20.2 million and $26.2 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.8% and 37.6%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended March 31, 2015 and 2014, inclusive of discrete items, were 37.9% and 37.7%, respectively. The decrease in the 2015 income tax provision was primarily due to decreased income before income taxes. The increase in the actual income tax rates on income from continuing operations was primarily due to a change in the mix of earnings among various jurisdictions.
Discontinued operations
Due to recurring losses over the last several years in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future, we announced during the quarter ended June 30, 2013 our decision to withdraw from the construction market in the United Kingdom. During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for all periods are presented in our Condensed Consolidated Financial Statements as discontinued operations.
Liquidity and Capital Resources
The following table presents our net cash used in operating activities, investing activities and financing activities (in thousands):

	For the three months ended March 31,
	2015	2014
Net cash used in operating activities	$(17,821)	$(24,316)
Net cash used in investing activities	$(5,365)	$(6,321)
Net cash used in financing activities	$(37,791)	$(2,893)
Effect of exchange rate changes on cash and cash equivalents	$(2,185)	$385
Our consolidated cash balance decreased by approximately $63.2 million from $432.1 million at December 31, 2014 to $368.9 million at March 31, 2015. Net cash used in operating activities for the three months ended March 31, 2015 was $17.8 million compared to $24.3 million of net cash used in operating activities for the three months ended March 31, 2014. The decrease in cash used in operating activities was primarily due to: (a) a $13.0 million increase in our accounts payable and (b) a $8.4 million increase in net over-billings, partially offset by a $17.1 million increase in our accounts receivable balances. Net cash used in investing activities was $5.4 million for the three months ended March 31, 2015 compared to net cash used in investing activities of $6.3 million for the three months ended March 31, 2014. The decrease in net cash used in investing activities was primarily due to a reduction in the purchase of property, plant and equipment. Net cash used in financing activities for the three months ended March 31, 2015 increased by approximately $34.9 million compared to the three months ended March 31, 2014. The increase in net cash used in financing activities was primarily due to an increase in funds used for the repurchase of common stock and distributions to noncontrolling interests. Cash flows from discontinued operations were immaterial and are not expected to significantly affect future liquidity.
The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Term Loan (including interest currently at 1.43%) (1)	$343.9	$22.2	$43.5	$278.2	$—
Capital lease obligations	1.9	1.2	0.6	0.1	—
Operating leases	193.8	56.3	77.5	36.0	24.0
Open purchase obligations (2)	901.8	758.9	142.4	0.5	—
Other long-term obligations, including current portion (3)	356.5	41.1	304.1	11.3	—
Liabilities related to uncertain income tax positions	5.6	3.5	0.9	—	1.2
Total Contractual Obligations	$1,803.5	$883.2	$569.0	$326.1	$25.2

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$101.9	$101.9	$—	$—	$—
 _________

(1)
On November 25, 2013, we entered into a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan"), (collectively referred to as the "2013 Credit Agreement"). The proceeds of the Term Loan were used to repay amounts drawn under our previous credit agreement. As of March 31, 2015, the amount outstanding under the Term Loan was $328.1 million.

(2)
Represents open purchase orders for material and subcontracting costs related to construction and services contracts. These purchase orders are not reflected in EMCOR’s Condensed Consolidated Balance Sheets and should not impact future cash flows, as amounts should be recovered through customer billings.

(3)
Represents primarily insurance related liabilities and liabilities for deferred income taxes, incentive compensation, deferred compensation and earn-out arrangements, classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Cash payments for insurance and deferred compensation related liabilities may be payable beyond three years, but it is not practical to estimate these payments; therefore, these liabilities are reflected in the 1-3 years payment period. We provide funding to our post retirement plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated and, therefore, have not been included in the table.

Until November 25, 2013, we had a revolving credit agreement (the "2011 Credit Agreement"), as amended, which provided for a revolving credit facility of $750.0 million. The 2011 Credit Agreement was effective November 21, 2011. Effective November 25, 2013, we amended and restated the 2011 Credit Agreement to provide for a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan") (collectively referred to as the "2013 Credit Agreement") expiring November 25, 2018. The proceeds of the Term Loan were used to repay amounts drawn under the 2011 Credit Agreement. We may increase the 2013 Revolving Credit Facility to $1.05 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of available borrowings under the 2013 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. The 2013 Credit Agreement is guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2013 Revolving Credit Facility and the Term Loan contain various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of March 31, 2015 and December 31, 2014. A commitment fee is payable on the average daily unused amount of the 2013 Revolving Credit Facility, which ranges from 0.20% to 0.30%, based on certain financial tests. The fee is 0.20% of the unused amount as of March 31, 2015. Borrowings under the 2013 Credit Agreement bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2015) plus 0.25% to 0.75%, based on certain financial tests or (2) United States dollar LIBOR (0.18% at March 31, 2015) plus 1.25% to 1.75%, based on certain financial tests. The interest rate in effect at March 31, 2015 was 1.43%. Fess for letters of credit issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized approximately $3.0 million of debt issuance costs associated with the 2013 Credit Agreement. This amount is being amortized over the life of the agreement and is included as part of interest expense. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended March 31, 2014, in the amount of $4.4 million, with a payment of all unpaid principal and interest due on November 25, 2018. As of March 31, 2015, the balance of the Term Loan was $328.1 million. As of March 31, 2015 and December 31, 2014, we had approximately $101.6 million and $95.5 million of letters of credit outstanding, respectively. There were no borrowings outstanding under the 2013 Revolving Credit Facility at March 31, 2015 and December 31, 2014.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2015, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.2 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
From time to time, we discuss with our current and other Surety Bond providers the amounts of Surety Bonds that may be available to us based on our financial strength and the absence of any default by us on any Surety Bond issued on our behalf and believe those amounts are currently adequate for our needs. However, if we experience changes in our bonding relationships or if there are adverse changes in the surety industry, we may seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds such as letters of credit, parent company guarantees or cash, seeking to convince customers to forego the requirement for Surety Bonds, by increasing our activities in our business segments that rarely require Surety Bonds such as our building and industrial services segments, and/or by refraining from bidding for certain projects that require Surety Bonds. There can be no assurance that we would be able to effectuate alternatives to providing Surety Bonds to our customers or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds to replace projects requiring Surety Bonds that we may decide not to pursue. Accordingly, if we were to experience a reduction in the availability of Surety Bonds, we could experience a material adverse effect on our financial position, results of operations and/or cash flows.
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
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013 and October 23, 2014, our Board of Directors authorized us to repurchase up to an additional $100.0 million and $250.0 million of our outstanding common stock, respectively. During 2015, we repurchased approximately 0.5 million shares of our common stock for approximately $21.1 million. Since the inception of the repurchase programs through March 31, 2015, we have repurchased 8.0 million shares of our common stock for approximately $304.7 million. As of March 31, 2015, there remained authorization for us to repurchase approximately $145.3 million of our shares. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Repurchases may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
We have paid quarterly dividends since October 25, 2011. In December 2013, our Board of Directors announced its intention to increase the regular quarterly dividend to $0.08 per share commencing with the dividend paid in the first quarter of 2014. We expect that such quarterly dividends will be paid in the foreseeable future. Prior to October 25, 2011, no cash dividends had been paid on the Company's common stock. Our 2013 Credit Agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of this agreement currently materially limit our ability to pay a quarterly dividend of $0.08 per share for the foreseeable future. The payment of dividends has been and will be funded from our operations.
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2013 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. Short-term liquidity is also impacted by the type and length of construction contracts in place and large turnaround activities in our United States industrial services segment that are billed in arrears pursuant to contractual terms that are standard within this industry. During economic downturns, there have been typically fewer small discretionary projects from the private sector, and our competitors have aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Cost and estimated earnings in excess of billings on uncompleted contracts”, were $249.6 million and $265.4 million as of March 31, 2015 and December 31, 2014, respectively.
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
Certain Insurance Matters
As of March 31, 2015 and December 31, 2014, we utilized approximately $99.8 million and $94.6 million, respectively, of letters of credit obtained under our 2013 Revolving Credit Facility as collateral for our insurance obligations.
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
Application of Critical Accounting Policies
Our condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of the annual report on Form 10-K for the year ended December 31, 2014. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.
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
Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill and ultimately collect unbilled revenues. The profit associated with claim amounts is not recognized until the claim has been settled and payment has been received. We did not recognize any material amounts associated with claim settlements during the periods presented. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the condensed consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of services for maintenance, repair and retrofit work consistent with the performance of services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. There were no significant losses recognized during the three months ended March 31, 2015 and 2014.
Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. At March 31, 2015 and December 31, 2014, our accounts receivable of $1,230.6 million and $1,234.2 million, respectively, included allowances for doubtful accounts of $10.1 million and $10.4 million, respectively. The decrease in our allowance for doubtful accounts was primarily due to the write-off of accounts receivable against the allowance for doubtful accounts. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated insurance liabilities for workers' compensation, automobile liability, general liability and property claims increased by $2.1 million for the three months ended March 31, 2015 compared to the year ended December 31, 2014. If our estimated insurance liabilities for workers' compensation, automobile liability, general liability and property claims had increased by 10%, it would have resulted in $13.7 million of additional expense for the three months ended March 31, 2015.
Income Taxes
We had net deferred income tax liabilities at March 31, 2015 and December 31, 2014 of $129.5 million and $127.8 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liabilities are deferred income tax assets. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of March 31, 2015 and December 31, 2014, the total valuation allowance on deferred income tax assets for each period, related solely to state net operating carryforwards, was approximately $2.0 million.

Goodwill and Identifiable Intangible Assets
As of March 31, 2015, we had $834.1 million and $492.6 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2014, goodwill and net identifiable intangible assets were $834.1 million and $502.1 million, respectively. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 13, "Segment Information", of the notes to condensed consolidated financial statements. In assessing whether our goodwill is impaired, we utilize the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. No impairment of our goodwill was recognized during the three months ended March 31, 2015 and 2014.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. No impairment of our trade names was recognized during the three months ended March 31, 2015 and 2014.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. No impairment of our other identifiable intangible assets was recognized during the three months ended March 31, 2015 and 2014.
As of March 31, 2015, we had $834.1 million of goodwill on our balance sheet and, of this amount, approximately 46.1% relates to our United States industrial services segment, 27.4% relates to our United States building services segment, approximately 26.0% relates to our United States mechanical construction and facilities services segment and approximately 0.5% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, October 1, 2014, the carrying values of our United States industrial services segment, our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment were approximately $748.1 million, $474.3 million, $261.4 million and $60.4 million, respectively. The fair values of our United States industrial services segment, our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment exceeded their carrying values by approximately $48.7 million, $129.7 million, $598.0 million, and $523.2 million, respectively. The weighted average cost of capital used in testing goodwill for impairment was 12.2%, 12.8% and 11.2% for our domestic construction segments, our United states building services segment and our United States industrial services segment, respectively. The perpetual growth rate used was 2.7% for all of our domestic segments.
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
Although we have not yet conducted our October 1, 2015 goodwill and other impairment tests, there have been no impairments recognized through the first quarter of 2015. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the three months ended March 31, 2015, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2013 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2013 Credit Agreement bear interest at variable rates. As of March 31, 2015, there were no borrowings outstanding under the 2013 Revolving Credit Facility and the balance of the Term Loan was $328.1 million. This instrument bears interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2015) plus 0.25% to 0.75% based on certain financial tests or (2) United States dollar LIBOR (0.18% at March 31, 2015) plus 1.25% to 1.75% based on certain financial tests. The interest rate in effect at March 31, 2015 was 1.43%. Based on the $328.1 million borrowings outstanding under the 2013 Credit Agreement, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.5 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.5 million in the next twelve months. Fees for letters of credit issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. The 2013 Credit Agreement expires on November 25, 2018. There is no guarantee that we will be able to renew the 2013 Credit Agreement at its expiration.
We are also exposed to construction market risk and its potential related impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, we believe we take appropriate action to manage market and other risks, but there is no assurance that we will be able to reasonably identify all risks with respect to collectibility of these assets. See also the previous discussions of Revenue Recognition form Long-term Construction Contracts and Services Contracts and Accounts Receivable under the heading, “Application of Critical Accounting Policies” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded as accumulated other comprehensive (loss) income, a component of equity, in the Condensed Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies may have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in their same local currencies.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. – OTHER INFORMATION.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made during the quarter ended March 31, 2015 by us:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs
January 1, 2015 to January 31, 2015	21,262	$39.99	21,262	$165,616,226
February 1, 2015 to February 28, 2015	None	None	None	$165,616,226
March 1, 2015 to March 31 2015	457,008	$44.38	457,008	$145,319,304

(1)
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013 and October 23, 2014, our Board of Directors authorized us to repurchase up to an additional $100.0 million and $250.0 million of our outstanding common stock, respectively. As of March 31, 2015, there remained authorization for us to repurchase approximately $145.3 million of our shares. No shares have been repurchased since the programs have been announced other than pursuant to these publicly announced programs. Repurchases may be made from time to time as permitted by securities laws and other legal requirements.

ITEM 6.   EXHIBITS.
For the list of exhibits, see the Exhibit Index immediately following the signature page hereof, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 30, 2015

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
Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report June 17, 2013)
3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(b)	Amended and Restated By-Laws	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1998 (“1998 Form 10-K”)
3(c)	Amendment of Article I, Section 6(c) and Section 6(j) of the Amended and Restated By-Laws	Exhibit 3.1 to EMCOR's Report on Form 8-K (Date of Report December 5, 2013)
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
Exhibit 10(o)(o) to 2011 Form 10-K
10(u)	Restricted Stock Unit Agreement dated May 9, 2011 between EMCOR and Anthony J. Guzzi	Exhibit 10(o)(o) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10(v)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(w)	Form of Restricted Stock Unit Agreement dated March , 2012 between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(o)(o) to the March 31, 2012 Form 10-Q
10(x)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(y)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 ("June 2012 Form 10-Q")
10(z)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K")
10(a)(a)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(b)(b)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(c)(c)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(d)(d)	Restricted Stock Unit Award Agreement dated October 23, 2013 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to 2013 Form 10-K
10(e)(e)	Restricted Stock Unit Award Agreement dated June 11, 2014 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 ("June 2014 Form 10-Q")
11	Computation of Basic EPS and Diluted EPS for the three months ended March 31, 2015 and 2014	Note 5 of the Notes to the Condensed Consolidated Financial Statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Exhibit 95 to 2014 Form 10-K
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Condensed Consolidated Financial Statements.
Filed