Form 10-Q
period 2015-06-30
EMCOR GROUP INC
filed 2015-07-30
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Number of shares of Common Stock outstanding as of the close of business on July 27, 2015: 62,795,267 shares.

EMCOR Group, Inc.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$360,849	$432,056
Accounts receivable, net	1,309,095	1,234,187
Costs and estimated earnings in excess of billings on uncompleted contracts	135,939	103,201
Inventories	65,123	46,854
Prepaid expenses and other	66,728	70,305
Total current assets	1,937,734	1,886,603
Investments, notes and other long-term receivables	6,570	9,122
Property, plant and equipment, net	118,529	122,178
Goodwill	834,628	834,102
Identifiable intangible assets, net	483,680	502,060
Other assets	36,645	34,902
Total assets	$3,417,786	$3,388,967
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit facility	$—	$—
Current maturities of long-term debt and capital lease obligations	18,814	19,041
Accounts payable	428,424	460,478
Billings in excess of costs and estimated earnings on uncompleted contracts	384,989	368,555
Accrued payroll and benefits	229,900	245,854
Other accrued expenses and liabilities	211,838	189,489
Total current liabilities	1,273,965	1,283,417
Long-term debt and capital lease obligations	307,523	316,399
Other long-term obligations	362,011	359,764
Total liabilities	1,943,499	1,959,580
Equity:
EMCOR Group, Inc. stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 63,444,290 and 63,641,070 shares issued, respectively	634	636
Capital surplus	212,252	227,885
Accumulated other comprehensive loss	(82,293)	(83,197)
Retained earnings	1,350,524	1,280,991
Treasury stock, at cost 659,841 and 659,841 shares, respectively	(10,302)	(10,302)
Total EMCOR Group, Inc. stockholders’ equity	1,470,815	1,416,013
Noncontrolling interests	3,472	13,374
Total equity	1,474,287	1,429,387
Total liabilities and equity	$3,417,786	$3,388,967
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues	$1,652,585	$1,552,918	$3,241,772	$3,143,457
Cost of sales	1,413,058	1,332,677	2,785,316	2,707,013
Gross profit	239,527	220,241	456,456	436,444
Selling, general and administrative expenses	161,391	150,406	322,982	294,260
Restructuring expenses	433	176	441	401
Operating income	77,703	69,659	133,033	141,783
Interest expense	(2,208)	(2,242)	(4,424)	(4,490)
Interest income	182	221	358	455
Income from continuing operations before income taxes	75,677	67,638	128,967	137,748
Income tax provision	28,727	25,203	48,952	51,430
Income from continuing operations	46,950	42,435	80,015	86,318
Loss from discontinued operation, net of income taxes	(114)	(1,435)	(469)	(3,476)
Net income including noncontrolling interests	46,836	41,000	79,546	82,842
Less: Net loss (income) attributable to noncontrolling interests	13	(1,087)	152	(1,668)
Net income attributable to EMCOR Group, Inc.	$46,849	$39,913	$79,698	$81,174
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.75	$0.61	$1.27	$1.26
From discontinued operation	(0.00)	(0.02)	(0.01)	(0.05)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.75	$0.59	$1.26	$1.21
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.74	$0.61	$1.26	$1.24
From discontinued operation	(0.00)	(0.02)	(0.01)	(0.05)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.74	$0.59	$1.25	$1.19

Dividends declared per common share	$0.08	$0.08	$0.16	$0.16
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income including noncontrolling interests	$46,836	$41,000	$79,546	$82,842
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(369)	64	(188)	66
Post retirement plans, amortization of actuarial loss included in net income (1)	550	453	1,092	896
Other comprehensive income	181	517	904	962
Comprehensive income	47,017	41,517	80,450	83,804
Less: Comprehensive loss (income) attributable to noncontrolling interests	13	(1,087)	152	(1,668)
Comprehensive income attributable to EMCOR Group, Inc.	$47,030	$40,430	$80,602	$82,136
_________

(1)
Net of tax of $0.2 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and net of tax of $0.3 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively.

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows - operating activities:
Net income including noncontrolling interests	$79,546	$82,842
Depreciation and amortization	17,942	17,956
Amortization of identifiable intangible assets	18,951	19,005
Deferred income taxes	1,406	4,648
Loss on sale of subsidiary	—	608
Excess tax benefits from share-based compensation	(1,038)	(5,627)
Equity income from unconsolidated entities	(1,034)	(836)
Other non-cash items	5,703	3,185
Distributions from unconsolidated entities	3,316	572
Changes in operating assets and liabilities	(130,858)	(82,713)
Net cash (used in) provided by operating activities	(6,066)	39,640
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(1,176)	—
Proceeds from sale of subsidiary	—	1,108
Proceeds from sale of property, plant and equipment	2,569	2,630
Purchase of property, plant and equipment	(15,793)	(16,579)
Investments in and advances to unconsolidated entities and joint ventures	—	(1,590)
Net cash used in investing activities	(14,400)	(14,431)
Cash flows - financing activities:
Repayments of long-term debt	(8,758)	(8,756)
Repayments of capital lease obligations	(1,330)	(840)
Dividends paid to stockholders	(10,054)	(10,743)
Repurchase of common stock	(21,148)	(18,332)
Proceeds from exercise of stock options	1,368	4,533
Payments to satisfy minimum tax withholding	(3,790)	(1,481)
Issuance of common stock under employee stock purchase plan	2,051	1,753
Payments for contingent consideration arrangements	(403)	—
Distributions to noncontrolling interests	(9,750)	(1,400)
Excess tax benefits from share-based compensation	1,038	5,627
Net cash used in financing activities	(50,776)	(29,639)
Effect of exchange rate changes on cash and cash equivalents	35	1,736
Decrease in cash and cash equivalents	(71,207)	(2,694)
Cash and cash equivalents at beginning of year	432,056	439,813
Cash and cash equivalents at end of period	$360,849	$437,119
Supplemental cash flow information:
Cash paid for:
Interest	$3,682	$3,388
Income taxes	$47,899	$46,298
Non-cash financing activities:
Assets acquired under capital lease obligations	$950	$93
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2013	$1,479,626	$676	$408,083	$(65,777)	$1,133,873	$(10,590)	$13,361
Net income including noncontrolling interests	82,842	—	—	—	81,174	—	1,668
Other comprehensive income	962	—	—	962	—	—	—
Common stock issued under share-based compensation plans (2)	10,188	5	9,895	—	—	288	—
Tax withholding for common stock issued under share-based compensation plans	(1,481)	—	(1,481)	—	—	—	—
Common stock issued under employee stock purchase plan	1,753	—	1,753	—	—	—	—
Common stock dividends	(10,743)	—	149	—	(10,892)	—	—
Repurchase of common stock	(18,724)	(4)	(18,720)	—	—	—	—
Distributions to noncontrolling interests	(1,400)	—	—	—	—	—	(1,400)
Share-based compensation expense	4,468	—	4,468	—	—	—	—
Balance, June 30, 2014	$1,547,491	$677	$404,147	$(64,815)	$1,204,155	$(10,302)	$13,629
Balance, December 31, 2014	$1,429,387	$636	$227,885	$(83,197)	$1,280,991	$(10,302)	$13,374
Net income including noncontrolling interests	79,546	—	—	—	79,698	—	(152)
Other comprehensive income	904	—	—	904	—	—	—
Common stock issued under share-based compensation plans (2)	2,340	3	2,337	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,790)	—	(3,790)	—	—	—	—
Common stock issued under employee stock purchase plan	2,051	—	2,051	—	—	—	—
Common stock dividends	(10,054)	—	111	—	(10,165)	—	—
Repurchase of common stock	(21,148)	(5)	(21,143)	—	—	—	—
Distributions to noncontrolling interests	(9,750)	—	—	—	—	—	(9,750)
Share-based compensation expense	4,801	—	4,801	—	—	—	—
Balance, June 30, 2015	$1,474,287	$634	$212,252	$(82,293)	$1,350,524	$(10,302)	$3,472

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

(2)	Includes the tax benefit associated with share-based compensation of $1.0 million and $5.7 million for the six months ended June 30, 2015 and 2014, respectively.
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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.
During the third quarter of 2014, we ceased construction operations in the United Kingdom. As a result, the segment formerly named the United Kingdom construction and building services segment has been renamed the United Kingdom building services segment. Our reportable segments have been restated in all periods presented to reflect this change.
NOTE 2 New Accounting Pronouncements
In April 2015, an accounting pronouncement was issued by the FASB to update the guidance related to the presentation of debt issuance costs. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. This pronouncement is effective retrospectively for fiscal years beginning after December 15, 2015, with early adoption permitted. We intend to adopt this pronouncement on January 1, 2016, and the adoption will not have a material impact on our financial position and/or results of operations.
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
In May 2014, an accounting pronouncement was issued by the FASB to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The guidance permits the use of one of two retrospective transition methods. We have not yet selected a transition method nor have we determined the effect that the adoption of the pronouncement may have on our financial position and/or results of operations.
NOTE 3 Acquisitions of Businesses
On June 1, 2015, we acquired a company for an immaterial amount. This company primarily provides mechanical construction services and has been included in our United States mechanical construction and facilities services segment. The purchase price for this acquisition is subject to finalization based on certain contingencies provided for in the purchase agreement. The acquisition of this business was accounted for by the acquisition method, and the price paid for the acquired business has been allocated to its assets and liabilities, based upon the estimated fair value of its assets and liabilities at the date of the acquisition.
During the three months ended June 30, 2015 and 2014, respectively, we recorded a reversal of less than $0.1 million and $0.2 million of liabilities resulting in non-cash income attributable to contingent consideration arrangements relating to prior acquisitions. During the six months ended June 30, 2015 and 2014, respectively, we recorded a net reversal of $0.2 million and $0.2 million of liabilities resulting in non-cash income attributable to contingent consideration arrangements relating to prior acquisitions.

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

The results of discontinued operations are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenues	$84	$5,137	$360	$13,983
Loss from discontinued operation, net of income taxes	$(114)	$(1,435)	$(469)	$(3,476)
Diluted loss per share from discontinued operation	$(0.00)	$(0.02)	$(0.01)	$(0.05)

Included in the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014 are the following major classes of assets and liabilities associated with the discontinued operation (in thousands):

	June 30, 2015	December 31, 2014
Assets of discontinued operation:
Current assets	$4,318	$6,265
Non-current assets	$114	$278

Liabilities of discontinued operation:
Current liabilities	$8,007	$10,743
Non-current liabilities	$35	$94

At June 30, 2015, the assets and liabilities of the discontinued operation consisted of accounts receivable, contract retentions and contract warranty obligations that are expected to be collected or fulfilled in the ordinary course of business. Additionally at June 30, 2015, there remained $1.1 million of obligations related to employee severance and the termination of leased facilities, the majority of which is expected to be paid in 2015. The settlement of the remaining assets and liabilities may result in additional income and/or expenses. Such income and/or expenses are expected to be immaterial and will be reflected as an additional component of “Loss from discontinued operation” as incurred.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 Earnings Per Share
Calculation of Basic and Diluted Earnings (Loss) per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the three and six months ended June 30, 2015 and 2014 (in thousands, except share and per share data):

	For the three months ended June 30,
	2015	2014
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$46,963	$41,348
Loss from discontinued operation, net of income taxes	(114)	(1,435)
Net income attributable to EMCOR Group, Inc. common stockholders	$46,849	$39,913
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	62,809,699	67,294,498
Effect of dilutive securities—Share-based awards	520,554	705,863
Shares used to compute diluted earnings (loss) per common share	63,330,253	68,000,361
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.75	$0.61
From discontinued operation	$(0.00)	$(0.02)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.75	$0.59
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.74	$0.61
From discontinued operation	$(0.00)	$(0.02)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.74	$0.59

	For the six months ended June 30,
	2015	2014
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$80,167	$84,650
Loss from discontinued operation, net of income taxes	(469)	(3,476)
Net income attributable to EMCOR Group, Inc. common stockholders	$79,698	$81,174
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	62,932,295	67,242,392
Effect of dilutive securities—Share-based awards	536,327	758,358
Shares used to compute diluted earnings (loss) per common share	63,468,622	68,000,750
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.27	$1.26
From discontinued operation	$(0.01)	$(0.05)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.26	$1.21
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.26	$1.24
From discontinued operation	$(0.01)	$(0.05)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.25	$1.19
The number of outstanding restricted stock units that were excluded from the computation of diluted EPS for the three and six months ended June 30, 2015 because they would be anti-dilutive were zero and 35,625, respectively. There were no anti-dilutive awards for the three and six months ended June 30, 2014.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 Inventories
Inventories in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	June 30, 2015	December 31, 2014
Raw materials and construction materials	$31,604	$23,330
Work in process	33,519	23,524
	$65,123	$46,854

NOTE 7 Debt
Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	June 30, 2015	December 31, 2014
Term Loan	$323,750	$332,500
Capitalized lease obligations	2,538	2,883
Other	49	57
	326,337	335,440
Less: current maturities	18,814	19,041
	$307,523	$316,399
Credit Facilities
Until November 25, 2013, we had a revolving credit agreement (the "2011 Credit Agreement"), as amended, which provided for a revolving credit facility of $750.0 million. The 2011 Credit Agreement was effective November 21, 2011. Effective November 25, 2013, we amended and restated the 2011 Credit Agreement to provide for a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan") (collectively referred to as the "2013 Credit Agreement") expiring November 25, 2018. The proceeds of the Term Loan were used to repay amounts drawn under the 2011 Credit Agreement. We may increase the 2013 Revolving Credit Facility to $1.05 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of available borrowings under the 2013 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2013 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2013 Revolving Credit Facility and the Term Loan contain various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of June 30, 2015 and December 31, 2014. A commitment fee is payable on the average daily unused amount of the 2013 Revolving Credit Facility, which ranges from 0.20% to 0.30%, based on certain financial tests. The fee is 0.20% of the unused amount as of June 30, 2015. Borrowings under the 2013 Credit Agreement bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2015) plus 0.25% to 0.75%, based on certain financial tests or (2) United States dollar LIBOR (0.19% at June 30, 2015) plus 1.25% to 1.75%, based on certain financial tests. The interest rate in effect at June 30, 2015 was 1.44%. Fees for letters of credit issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized approximately $3.0 million of debt issuance costs associated with the 2013 Credit Agreement. This amount is being amortized over the life of the agreement and is included as part of interest expense. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended March 31, 2014, in the amount of $4.4 million, with a payment of all unpaid principal and interest due on November 25, 2018. As of June 30, 2015 and December 31, 2014, the balance of the Term Loan was $323.8 million and $332.5 million, respectively. As of June 30, 2015 and December 31, 2014, we had approximately $106.2 million and $95.5 million of letters of credit outstanding, respectively. There were no borrowings outstanding under the 2013 Revolving Credit Facility as of June 30, 2015 and December 31, 2014.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	Assets at Fair Value as of June 30, 2015
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$360,849	—	—	$360,849
Restricted cash (2)	7,631	—	—	7,631
Deferred compensation plan assets (3)	7,039	—	—	7,039
Total	$375,519	—	—	$375,519

	Assets at Fair Value as of December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$432,056	—	—	$432,056
Restricted cash (2)	6,474	—	—	6,474
Deferred compensation plan assets (3)	3,139	—	—	3,139
Total	$441,669	—	—	$441,669
 ________

(1)
Cash and cash equivalents include money market funds with original maturity dates of three months or less, which are Level 1 assets. At June 30, 2015 and December 31, 2014, we had $157.0 million and $156.7 million, respectively, in money market funds.

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

NOTE 9 Income Taxes
For the three months ended June 30, 2015 and 2014, our income tax provision from continuing operations was $28.7 million and $25.2 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.8% and 37.6%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended June 30, 2015 and 2014, inclusive of discrete items, were 38.0% and 37.7%, respectively. For the six months ended June 30, 2015 and 2014, our income tax provision from continuing operations was $49.0 million and $51.4 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.8% and 37.6%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the six months ended June 30, 2015 and 2014, inclusive of discrete items, were 37.9% and 37.7%, respectively. The decrease in the 2015 income tax provision was primarily due to decreased income before income taxes. The increase in the actual income tax rates on income from continuing operations was primarily due to a change in the mix of earnings among various jurisdictions.
As of June 30, 2015 and December 31, 2014, the amount of unrecognized income tax benefits for each period was $5.2 million (of which $3.0 million, if recognized, would favorably affect our effective income tax rate).

We report interest expense related to unrecognized income tax benefits in the income tax provision. As of June 30, 2015 and December 31, 2014, we had approximately $0.4 million and $0.3 million of accrued interest related to unrecognized income

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 Income Taxes - (Continued)

tax benefits included as a liability in the Condensed Consolidated Balance Sheets, respectively. For each of the three months ended June 30, 2015 and 2014, less than $0.1 million of interest expense was recognized. For the six months ended June 30, 2015 and 2014, less than $0.1 million of interest expense and less than $0.1 million of interest income was recognized, respectively.
It is reasonably possible that approximately $3.3 million of unrecognized income tax benefits at June 30, 2015, primarily relating to uncertain tax positions attributable to tax return filing positions, will significantly decrease in the next twelve months as a result of estimated settlements with taxing authorities and the expiration of applicable statutes of limitations.
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
NOTE 10 Common Stock
As of June 30, 2015 and December 31, 2014, 62,784,449 and 62,981,229 shares of our common stock were outstanding, respectively.
During the three months ended June 30, 2015 and 2014, 102,562 and 112,108 shares of common stock, respectively, were issued primarily upon: (a) the satisfaction of required conditions under certain of our share-based compensation plans, (b) the purchase of common stock pursuant to our employee stock purchase plan and (c) the exercise of stock options. During the six months ended June 30, 2015 and 2014, 281,490 and 562,724 shares of common stock, respectively, were issued primarily upon: (a) the satisfaction of required conditions under certain of our share-based compensation plans, (b) the exercise of stock options and (c) the purchase of common stock pursuant to our employee stock purchase plan.
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013 and October 23, 2014, our Board of Directors authorized us to repurchase up to an additional $100.0 million and $250.0 million of our outstanding common stock, respectively. During 2015, we repurchased approximately 0.5 million shares of our common stock for approximately $21.1 million. Since the inception of the repurchase programs through June 30, 2015, we have repurchased 8.0 million shares of our common stock for approximately $304.7 million. As of June 30, 2015, there remained authorization for us to repurchase approximately $145.3 million of our shares. The current repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Repurchases may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
NOTE 11 Retirement Plans
Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under this plan.
Components of Net Periodic Pension Cost
The components of net periodic pension cost of the UK Plan for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Interest cost	$2,915	$3,565	$5,780	$7,063
Expected return on plan assets	(4,066)	(4,292)	(8,061)	(8,503)
Amortization of unrecognized loss	636	516	1,259	1,022
Net periodic pension cost	$(515)	$(211)	$(1,022)	$(418)

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11 Retirement Plans - (Continued)

Employer Contributions
For the six months ended June 30, 2015, our United Kingdom subsidiary contributed approximately $2.8 million to its UK Plan. It anticipates contributing an additional $3.0 million during the remainder of 2015.
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
On February 17, 2015, USM and its Customer entered into a consent decree which, subject to final approval of the consent decree by the federal judge in the United States District Court for the Northern District of California following a determination by the Court of the consent decree’s fairness, adequacy and reasonableness, will resolve the claims and defenses asserted in the class action. Under the terms of the consent decree, USM is to (a) pay an aggregate of $1.0 million (i) for monetary relief to the

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 Commitments and Contingencies - (Continued)

members of the class, (ii) for awards to the class representative plaintiffs, (iii) for California Labor Code Private Attorney General Act payments to the State of California for an immaterial amount, and (iv) for all costs of notice and administration of the claims process, (b) pay to counsel for the class an aggregate of $1.3 million, of which $0.25 million is to be allocated for their reimbursable costs and litigation expenses and $1.05 million is to be allocated for attorneys’ fees, and (c) establish procedures to monitor USM’s California subcontractors providing janitorial services to its Customer designed principally to ensure janitorial employees of those subcontractors are paid no less than minimum wage. The settlement amount was accrued for as of December 31, 2014. As of June 30, 2015, a payment of $1.0 million was made to a third party claims administrator who is holding the funds pending approval by the Court of the consent decree, and the remainder is expected to be paid before the end of 2015.
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
Restructuring expenses
Restructuring expenses were $0.4 million for the three and six months ended June 30, 2015. Restructuring expenses for the three and six months ended June 30, 2015 included $0.5 million of employee severance obligations and the reversal of $0.1 million relating to the termination of leased facilities. Restructuring expenses were $0.2 million and $0.4 million for the three and six months ended June 30, 2014, respectively. Restructuring expenses for the three months ended June 30, 2014 included $0.2 million of employee severance obligations. Restructuring expenses for the six months ended June 30, 2014 included $0.2 million of employee severance obligations and $0.2 million relating to the termination of leased facilities. As of June 30, 2015, the balance of these restructuring obligations yet to be paid was $0.5 million, the majority of which is expected to be paid during 2015. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2015.
The changes in restructuring activity by reportable segments during the six months ended June 30, 2015 and June 30, 2014 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services	Corporate administration	Total
Balance at December 31, 2013	$30	$164	$—	$—	$194
Charges	182	(81)	—	300	401
Payments	(57)	(83)	—	(300)	(440)
Balance at June 30, 2014	$155	$—	$—	$—	$155
Balance at December 31, 2014	$255	$26	$—	$—	$281
Charges	(106)	6	541	—	441
Payments	(149)	(32)	—	—	(181)
Balance at June 30, 2015	$—	$—	$541	$—	$541

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 Commitments and Contingencies - (Continued)

A summary of restructuring expenses by reportable segments recognized for the six months ended June 30, 2015 was as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services	Corporate administration	Total
Severance	$—	$6	$541	$—	$547
Leased facilities	(106)	—	—	—	(106)
Total charges	$(106)	$6	$541	$—	$441

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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Segment Information - (Continued)

The following tables present information about industry segments and geographic areas for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the three months ended June 30,
	2015	2014
Revenues from unrelated entities:
United States electrical construction and facilities services	$346,202	$335,492
United States mechanical construction and facilities services	554,003	538,556
United States building services	435,627	418,142
United States industrial services	225,168	177,232
Total United States operations	1,561,000	1,469,422
United Kingdom building services	91,585	83,496
Total worldwide operations	$1,652,585	$1,552,918

Total revenues:
United States electrical construction and facilities services	$347,448	$340,155
United States mechanical construction and facilities services	557,815	543,606
United States building services	448,990	427,988
United States industrial services	225,575	177,343
Less intersegment revenues	(18,828)	(19,670)
Total United States operations	1,561,000	1,469,422
United Kingdom building services	91,585	83,496
Total worldwide operations	$1,652,585	$1,552,918

	For the six months ended June 30,
	2015	2014
Revenues from unrelated entities:
United States electrical construction and facilities services	$665,196	$643,628
United States mechanical construction and facilities services	1,065,029	1,051,567
United States building services	875,119	866,186
United States industrial services	457,893	409,190
Total United States operations	3,063,237	2,970,571
United Kingdom building services	178,535	172,886
Total worldwide operations	$3,241,772	$3,143,457

Total revenues:
United States electrical construction and facilities services	$667,686	$654,952
United States mechanical construction and facilities services	1,071,182	1,062,717
United States building services	898,718	885,952
United States industrial services	458,891	409,817
Less intersegment revenues	(33,240)	(42,867)
Total United States operations	3,063,237	2,970,571
United Kingdom building services	178,535	172,886
Total worldwide operations	$3,241,772	$3,143,457

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Segment Information - (Continued)

	For the three months ended June 30,
	2015	2014
Operating income (loss):
United States electrical construction and facilities services	$25,277	$24,841
United States mechanical construction and facilities services	32,364	28,740
United States building services	17,939	13,920
United States industrial services	17,415	12,376
Total United States operations	92,995	79,877
United Kingdom building services	2,834	6,202
Corporate administration	(17,693)	(16,244)
Restructuring expenses	(433)	(176)
Total worldwide operations	77,703	69,659
Other corporate items:
Interest expense	(2,208)	(2,242)
Interest income	182	221
Income from continuing operations before income taxes	$75,677	$67,638

	For the six months ended June 30,
	2015	2014
Operating income (loss):
United States electrical construction and facilities services	$41,951	$46,496
United States mechanical construction and facilities services	53,265	47,846
United States building services	38,917	34,218
United States industrial services	30,248	35,770
Total United States operations	164,381	164,330
United Kingdom building services	5,212	9,565
Corporate administration	(36,119)	(31,711)
Restructuring expenses	(441)	(401)
Total worldwide operations	133,033	141,783
Other corporate items:
Interest expense	(4,424)	(4,490)
Interest income	358	455
Income from continuing operations before income taxes	$128,967	$137,748

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Segment Information - (Continued)

	June 30, 2015	December 31, 2014
Total assets:
United States electrical construction and facilities services	$365,085	$332,150
United States mechanical construction and facilities services	825,617	793,056
United States building services	743,015	737,082
United States industrial services	939,924	954,018
Total United States operations	2,873,641	2,816,306
United Kingdom building services	142,826	130,340
Corporate administration	401,319	442,321
Total worldwide operations	$3,417,786	$3,388,967

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
The following table presents selected financial data for the three months ended June 30, 2015 and 2014 (in thousands, except percentages and per share data):

	For the three months ended June 30,
	2015	2014
Revenues	$1,652,585	$1,552,918
Revenues increase from prior year	6.4%	1.3%
Restructuring expenses	$433	$176
Operating income	$77,703	$69,659
Operating income as a percentage of revenues	4.7%	4.5%
Net income attributable to EMCOR Group, Inc.	$46,849	$39,913
Diluted earnings per common share from continuing operations	$0.74	$0.61
The results of our operations for the second quarter of 2015 set new Company records for a second quarter in terms of revenues and operating income. Overall revenues, operating income and operating margin (operating income as a percentage of revenues) increased in the 2015 second quarter compared to the 2014 second quarter. The increase in revenues was attributable to increased revenues from all of our reportable segments, and the increase in operating income was attributable to increased operating income from all of our reportable segments, other than our United Kingdom building services segment. Operating margin increased in our United States building services segment, our United States industrial services segment and our United States mechanical construction and facilities services segment, and decreased in our United Kingdom building services segment and our United States electrical construction and facilities services segment.
The favorable operating performance, compared to the 2014 second quarter, was attributable to increased gross profit within all of our reportable segments, other than our United Kingdom building services segment, and higher gross profit margins within our United States mechanical construction and facilities services segment and our United States building services segment. The results of our United Kingdom building services segment for the second quarter of 2014 were favorably impacted by $4.8 million of income recognized as a result of a reduction in the estimate of certain accrued contract costs that were no longer expected to be incurred.
We completed an acquisition during the 2015 second quarter for an immaterial amount. The results of the acquired company, which primarily provides mechanical construction services, have been included in our United States mechanical construction and facilities services segment; the acquired company expands our service capabilities into new technical areas.
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
Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended June 30,
	2015	% of Total	2014	% of Total
Revenues:
United States electrical construction and facilities services	$346,202	21%	$335,492	22%
United States mechanical construction and facilities services	554,003	34%	538,556	35%
United States building services	435,627	26%	418,142	27%
United States industrial services	225,168	14%	177,232	11%
Total United States operations	1,561,000	94%	1,469,422	95%
United Kingdom building services	91,585	6%	83,496	5%
Total worldwide operations	$1,652,585	100%	$1,552,918	100%

	For the six months ended June 30,
	2015	% of Total	2014	% of Total
Revenues:
United States electrical construction and facilities services	$665,196	21%	$643,628	20%
United States mechanical construction and facilities services	1,065,029	33%	1,051,567	33%
United States building services	875,119	27%	866,186	28%
United States industrial services	457,893	14%	409,190	13%
Total United States operations	3,063,237	94%	2,970,571	95%
United Kingdom building services	178,535	6%	172,886	5%
Total worldwide operations	$3,241,772	100%	$3,143,457	100%
As described below in more detail, our revenues for the three months ended June 30, 2015 increased to $1.65 billion compared to $1.55 billion for the three months ended June 30, 2014, and our revenues for the six months ended June 30, 2015 increased to $3.24 billion compared to $3.14 billion for the six months ended June 30, 2014. The increase in revenues for both periods was primarily attributable to: (a) increased demand for our industrial field services within our United States industrial services segment, (b) increased revenues from our mobile mechanical services operations within our United States building services segment and (c) increased revenues from both of our domestic construction segments. Revenues increased for the six months ended June 30, 2015 within our United States industrial services segment despite the negative impact of a nationwide strike by union employees of certain major oil refineries.

Revenues of our United States electrical construction and facilities services segment were $346.2 million and $665.2 million for the three and six months ended June 30, 2015, respectively, compared to revenues of $335.5 million and $643.6 million for the three and six months ended June 30, 2014, respectively. The increase in revenues for both periods was primarily attributable to an increase in revenues from higher levels of work from transportation, healthcare and commercial construction projects, in part due to significant activity within the New York and Midwestern regions, partially offset by a decrease in revenues from institutional construction projects.
Our United States mechanical construction and facilities services segment revenues for the three months ended June 30, 2015 were $554.0 million, a $15.4 million increase compared to revenues of $538.6 million for the three months ended June 30, 2014. Revenues of this segment for the six months ended June 30, 2015 were $1,065.0 million, a $13.5 million increase compared to revenues of $1,051.6 million for the six months ended June 30, 2014. The increase in revenues for both periods was primarily attributable to an increase in revenues from commercial and institutional construction projects, partially offset by a decline in revenues from manufacturing, transportation and water and wastewater construction projects. The results for the three and six months ended June 30, 2015 included $0.3 million of revenues generated by the company acquired in 2015.
Revenues of our United States building services segment for the three months ended June 30, 2015 increased by $17.5 million compared to the three months ended June 30, 2014, and revenues for the six months ended June 30, 2015 increased by $8.9 million compared to the six months ended June 30, 2014. The increase in revenues for both periods was primarily attributable to increased revenues from our mobile mechanical services operations, in part due to significant activity in the northern California region, partially offset by decreased revenues from our government site-based services operations as a result of the completion of two large long-term site-based joint venture projects not renewed pursuant to rebid. In addition, the increase in revenues of this segment for the six months ended June 30, 2015 was partially offset by a decrease in revenues of its commercial site-based services operations as a result of a decline in revenues from: (a) supplier management contracts and (b) snow removal activities, as a result of less snowfall in geographical areas in which many of our contracts are based on a per snow event basis.
Revenues of our United States industrial services segment for the three months ended June 30, 2015 increased by $47.9 million compared to the three months ended June 30, 2014, and revenues for the six months ended June 30, 2015 increased by $48.7 million compared to the six months ended June 30, 2014. The increase in revenues for both periods was primarily due to large capital and maintenance project activity resulting from increased demand for our industrial field services operations. Revenues increased for the six months ended June 30, 2015 within this segment despite the negative impact of a nationwide strike by union employees of certain major oil refineries.
Our United Kingdom building services segment revenues were $91.6 million for the three months ended June 30, 2015 compared to revenues of $83.5 million for the three months ended June 30, 2014, and revenues were $178.5 million for the six months ended June 30, 2015 compared to revenues of $172.9 million for the six months ended June 30, 2014. The increase in revenues for the three and six months ended June 30, 2015 was due to an increase in activity in the commercial market, in part due to several new contract awards as well as growth within our existing contract portfolio, partially offset by a decrease of $9.0 million and $17.2 million, respectively, relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar and decreased small project activity in the institutional market.
Backlog
The following table presents our operating segment backlog from unrelated entities and their respective percentages of total backlog (in thousands, except for percentages):

	June 30, 2015	% of Total	December 31, 2014	% of Total	June 30, 2014	% of Total
Backlog:
United States electrical construction and facilities services	$1,130,634	31%	$1,176,372	32%	$1,100,734	30%
United States mechanical construction and facilities services	1,522,587	42%	1,473,018	41%	1,508,336	42%
United States building services	723,790	20%	732,960	20%	750,025	21%
United States industrial services	84,930	2%	101,154	3%	100,878	3%
Total United States operations	3,461,941	96%	3,483,504	96%	3,459,973	95%
United Kingdom building services	162,527	4%	150,084	4%	172,389	5%
Total worldwide operations	$3,624,468	100%	$3,633,588	100%	$3,632,362	100%
Our backlog at June 30, 2015 was $3.62 billion compared to $3.63 billion at December 31, 2014 and $3.63 billion at June 30, 2014. The slight decrease in backlog at June 30, 2015 compared to backlog at December 31, 2014 was primarily attributable to lower backlog within most of our reportable segments, partially offset by an increase in backlog from our United States mechanical construction and facilities services segment and our United Kingdom building services segment. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We include a project within our backlog at such time as a contract is awarded. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of services contracts. However, we do not include in backlog contracts for which we are paid on a time and material basis and a fixed amount cannot be determined, and if the remaining term of a services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the contract award. Our backlog also includes amounts related to services contracts for which a fixed price contract value is not assigned when a reasonable estimate of total revenues can be made from budgeted amounts agreed to with our customer. Our backlog is comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business and (d) claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider recovery to be probable. Such claim amounts were immaterial for all periods presented. Our backlog does not include anticipated revenues from unconsolidated joint ventures or variable interest entities and anticipated revenues from pass-through costs on contracts for which we are acting in the capacity of an agent and which are reported on the net basis. We believe our backlog is firm, although many contracts are subject to cancellation at the election of our customers. Historically, cancellations have not had a material adverse effect on us.
Cost of sales and Gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Cost of sales	$1,413,058	$1,332,677	$2,785,316	$2,707,013
Gross profit	$239,527	$220,241	$456,456	$436,444
Gross profit, as a percentage of revenues	14.5%	14.2%	14.1%	13.9%
Our gross profit increased by $19.3 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Gross profit increased by $20.0 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in gross profit for the three months ended June 30, 2015 was attributable to improved profitability within all of our reportable segments, other than our United Kingdom building services segment. Our gross profit margin was 14.5% and 14.2% for the three months ended June 30, 2015 and 2014, respectively. Gross profit margin was 14.1% and 13.9% for the six months ended June 30, 2015 and 2014, respectively. The increase in gross profit margin for the three months ended June 30, 2015 was attributable to our United States mechanical construction and facilities services segment and our United States building services segment, which were partially offset by reduced profit margins within all of our other reportable segments.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Selling, general and administrative expenses	$161,391	$150,406	$322,982	$294,260
Selling, general and administrative expenses, as a percentage of revenues	9.8%	9.7%	10.0%	9.4%
Our selling, general and administrative expenses for the three months ended June 30, 2015 increased by $11.0 million to $161.4 million compared to $150.4 million for the three months ended June 30, 2014. Selling, general and administrative expenses for the six months ended June 30, 2015 increased by $28.7 million to $323.0 million compared to $294.3 million for the six months ended June 30, 2014. Selling, general and administrative expenses as a percentage of revenues were 9.8% and 10.0% for the three and six months ended June 30, 2015, respectively, compared to 9.7% and 9.4% for the three and six months ended June 30, 2014, respectively. The increase in selling, general and administrative expenses for both periods was due to higher employee related costs such as incentive compensation and salaries, as well as certain other costs including computer hardware and software expenses. Increased incentive compensation was principally due to higher projected annual operating results than in the same prior year periods, which resulted in increased accruals for certain of our incentive compensation plans. The increase in salaries was attributable to an increase in headcount due to higher anticipated revenues than in the same prior year periods, as well as cost of living adjustments and merit pay increases. In addition, the increase in selling, general and administrative expenses for the six months ended June 30, 2015 was partially attributable to higher medical insurance costs as we benefited from favorable claims experience in the same prior year period. The increase in SG&A margins for both periods was partially attributable to an increase in revenues from our United States industrial services segment which generates relatively higher SG&A margins than our other reportable segments.
Restructuring expenses
Restructuring expenses were $0.4 million for the three and six months ended June 30, 2015. Restructuring expenses for the three and six months ended June 30, 2015 included $0.5 million of employee severance obligations and the reversal of $0.1 million relating to the termination of leased facilities. Restructuring expenses were $0.2 million and $0.4 million for the three and six months ended June 30, 2014, respectively. Restructuring expenses for the three months ended June 30, 2014 included $0.2 million of employee severance obligations. Restructuring expenses for the six months ended June 30, 2014 included $0.2 million of employee severance obligations and $0.2 million relating to the termination of leased facilities. As of June 30, 2015, the balance of these restructuring obligations yet to be paid was $0.5 million, the majority of which is expected to be paid during 2015. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2015.
Operating income
The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended June 30,
	2015	% of Segment Revenues	2014	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$25,277	7.3%	$24,841	7.4%
United States mechanical construction and facilities services	32,364	5.8%	28,740	5.3%
United States building services	17,939	4.1%	13,920	3.3%
United States industrial services	17,415	7.7%	12,376	7.0%
Total United States operations	92,995	6.0%	79,877	5.4%
United Kingdom building services	2,834	3.1%	6,202	7.4%
Corporate administration	(17,693)	—	(16,244)	—
Restructuring expenses	(433)	—	(176)	—
Total worldwide operations	77,703	4.7%	69,659	4.5%
Other corporate items:
Interest expense	(2,208)		(2,242)
Interest income	182		221
Income from continuing operations before income taxes	$75,677		$67,638

	For the six months ended June 30,
	2015	% of Segment Revenues	2014	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$41,951	6.3%	$46,496	7.2%
United States mechanical construction and facilities services	53,265	5.0%	47,846	4.5%
United States building services	38,917	4.4%	34,218	4.0%
United States industrial services	30,248	6.6%	35,770	8.7%
Total United States operations	164,381	5.4%	164,330	5.5%
United Kingdom building services	5,212	2.9%	9,565	5.5%
Corporate administration	(36,119)	—	(31,711)	—
Restructuring expenses	(441)	—	(401)	—
Total worldwide operations	133,033	4.1%	141,783	4.5%
Other corporate items:
Interest expense	(4,424)		(4,490)
Interest income	358		455
Income from continuing operations before income taxes	$128,967		$137,748
As described below in more detail, operating income was $77.7 million and $133.0 million for the three and six months ended June 30, 2015, respectively, compared to $69.7 million and $141.8 million for the three and six months ended June 30, 2014, respectively. Operating margin was 4.7% and 4.1% for the three and six months ended June 30, 2015 compared to 4.5% for both periods ended June 30, 2014.
Operating income of our United States electrical construction and facilities services segment for the three and six months ended June 30, 2015 was $25.3 million and $42.0 million, respectively, compared to operating income of $24.8 million and $46.5 million for the three and six months ended June 30, 2014, respectively. The increase in operating income for the three months ended June 30, 2015 was due to an increase in gross profit from healthcare and commercial construction projects, partially offset by a decrease in gross profit from institutional and transportation construction projects. The decrease in operating income for the six months ended June 30, 2015 was due to an increase in selling, general and administrative expenses due to higher employee related costs such as employee benefits, incentive compensation and salaries. The increase in employee benefits was attributable to higher medical insurance costs as we benefited from favorable claims experience in the same prior year period. The increase in incentive compensation was principally due to higher projected annual operating results than in the same prior year period, which resulted in increased accruals for certain of our incentive compensation plans. The slight decrease in operating margin for the three months ended June 30, 2015 was attributable to a decrease in gross profit margin. The decrease in operating margin for the six months ended June 30, 2015 was attributable to a decrease in gross profit margin and an increase in the ratio of selling, general and administrative expenses to revenues.
Our United States mechanical construction and facilities services segment operating income for the three months ended June 30, 2015 was $32.4 million, a $3.6 million increase compared to operating income of $28.7 million for the three months ended June 30, 2014. Operating income for the six months ended June 30, 2015 was $53.3 million, a $5.4 million increase compared to operating income of $47.8 million for the six months ended June 30, 2014. Operating income for both periods was favorably impacted by an increase in gross profit from commercial, institutional and water and waste water construction projects, partially offset by an increase in selling, general and administrative expenses. The results for the three and six months ended June 30, 2014 included the receipt of $3.0 million from former shareholders of a company we had acquired as a result of a settlement of a claim by us under the acquisition agreement; this payment was recorded as a reduction of “Cost of sales” in the Condensed Consolidated Statements of Operations. The increase in operating margin for both 2015 periods was attributable to an increase in gross profit margin. The results for the three and six months ended June 30, 2015 included an operating loss of $0.2 million incurred by the company acquired in 2015.
Operating income of our United States building services segment for the three months ended June 30, 2015 increased by $4.0 million compared to operating income for the three months ended June 30, 2014, and its operating income for the six months ended June 30, 2015 increased by $4.7 million compared to the six months ended June 30, 2014. The increase in operating income for both periods was primarily attributable to increased gross profit from: (a) our mobile mechanical services operations, partially due to increased profitability in projects, retrofits, repair services work and service contracts, and (b) our commercial site-based services operations. For the six months ended June 30, 2015, these increases were partially offset by a decrease in operating income from our energy services operations as, in the same prior year period, we benefited from the successful completion of a large project. The results for the six months ended June 30, 2015 included income of approximately $2.7 million, net of associated legal costs, upon the favorable settlement of a claim by us against the former owner of a company we had previously acquired within our commercial site-based services operations. The increase in operating margin for both 2015 periods was attributable to an increase in gross profit margin.
Operating income of our United States industrial services segment for the three months ended June 30, 2015 increased by $5.0 million compared to operating income for the three months ended June 30, 2014, and its operating income for the six months ended June 30, 2015 decreased by $5.5 million compared to the six months ended June 30, 2014. The increase in operating income for the three months ended June 30, 2015 was primarily attributable to large capital and maintenance project activity resulting from increased demand for this segment's industrial field services operations. This segment’s decrease in operating income for the first half of 2015 was attributable to: (a) a nationwide strike by union employees of certain major oil refineries, which led to the deferral of, or may lead to the potential loss of, certain turnaround projects that generate relatively high gross profit margins, (b) an increase in selling, general and administrative expenses due to higher employee related costs such as employee benefits and salaries, partially as a result of increased headcount due to higher anticipated field services volume, and (c) the mix of work in our industrial shop services operations, which included fewer repair projects, than in the same prior year period, that generate relatively high gross profit margins. The increase in operating margin for the three months ended June 30, 2015 was attributable to a decrease in the ratio of selling, general and administrative expenses to revenues. The decrease in operating margin for the six months ended June 30, 2015 was attributable to a decrease in gross profit margin and an increase in the ratio of selling, general and administrative expenses to revenues.
Our United Kingdom building services segment operating income was $2.8 million and $5.2 million for the three and six months ended June 30, 2015, respectively, compared to operating income of $6.2 million and $9.6 million for the three and six months ended June 30, 2014, respectively. The decrease in operating income for the three and six months ended June 30, 2015 was primarily attributable to the impact of $4.8 million of income recognized in the second quarter of 2014 as a result of a reduction in the estimate of certain accrued contract costs that were no longer expected to be incurred. In addition, this segment recorded a decrease of $0.3 million and $0.5 million, respectively, relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. These decreases were partially offset by an increase in gross profit from project activity within the commercial market. The decrease in operating margin for both 2015 periods was attributable to a decrease in gross profit margin.
Our corporate administration operating loss for the three months ended June 30, 2015 was $17.7 million compared to $16.2 million for the three months ended June 30, 2014. Our corporate administration operating loss for the six months ended June 30, 2015 was $36.1 million compared to $31.7 million for the six months ended June 30, 2014. The increase in expenses for both periods was primarily due to an increase in certain employment costs, such as incentive compensation and salaries, as well as certain other expenses including legal and software licensing costs. The increase in incentive compensation was partially due to higher projected annual operating results than in the same prior year periods, which resulted in increased accruals for certain of our incentive compensation plans.
Interest expense for each of the three months ended June 30, 2015 and 2014 was $2.2 million. Interest expense for the six months ended June 30, 2015 and 2014 was $4.4 million and $4.5 million, respectively. Interest income for each of the three months ended June 30, 2015 and 2014 was $0.2 million. Interest income for the six months ended June 30, 2015 and 2014 was $0.4 million and $0.5 million, respectively.
For the three months ended June 30, 2015 and 2014, our income tax provision from continuing operations was $28.7 million and $25.2 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.8% and 37.6%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended June 30, 2015 and 2014, inclusive of discrete items, were 38.0% and 37.7%, respectively. For the six months ended June 30, 2015 and 2014, our income tax provision from continuing operations was $49.0 million and $51.4 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.8% and 37.6%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the six months ended June 30, 2015 and 2014, inclusive of discrete items, were 37.9% and 37.7%, respectively. The decrease in the 2015 income tax provision was primarily due to decreased income before income taxes. The increase in the actual income tax rates on income from continuing operations was primarily due to a change in the mix of earnings among various jurisdictions.
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

Liquidity and Capital Resources
The following table presents our net cash used in operating activities, investing activities and financing activities (in thousands):

	For the six months ended June 30,
	2015	2014
Net cash (used in) provided by operating activities	$(6,066)	$39,640
Net cash used in investing activities	$(14,400)	$(14,431)
Net cash used in financing activities	$(50,776)	$(29,639)
Effect of exchange rate changes on cash and cash equivalents	$35	$1,736
Our consolidated cash balance decreased by approximately $71.2 million from $432.1 million at December 31, 2014 to $360.8 million at June 30, 2015. Net cash used in operating activities for the six months ended June 30, 2015 was $6.1 million compared to $39.6 million of net cash provided by operating activities for the six months ended June 30, 2014. The increase in cash used in operating activities was primarily due to a $139.5 million increase in our accounts receivable balances resulting from an increase in revenues and related billings, partially offset by a $56.5 million increase in our accounts payable balances. Net cash used in investing activities was $14.4 million for the six months ended June 30, 2015 and 2014. Net cash used in financing activities for the six months ended June 30, 2015 increased by approximately $21.1 million compared to the six months ended June 30, 2014. The increase in net cash used in financing activities was primarily due to an increase in distributions to noncontrolling interests and funds used for the repurchase of common stock. Cash flows from discontinued operations were immaterial and are not expected to significantly affect future liquidity.
The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Term Loan (including interest currently at 1.44%) (1)	$338.4	$22.1	$43.5	$272.8	$—
Capital lease obligations	2.7	1.4	0.9	0.4	—
Operating leases	232.7	57.9	83.2	44.9	46.7
Open purchase obligations (2)	915.2	728.4	173.7	13.1	—
Other long-term obligations, including current portion (3)	361.2	40.7	308.6	11.9	—
Liabilities related to uncertain income tax positions	5.6	3.5	0.9	—	1.2
Total Contractual Obligations	$1,855.8	$854.0	$610.8	$343.1	$47.9

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$106.4	$104.9	$1.5	$—	$—
 _________

(1)
On November 25, 2013, we entered into a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan"), (collectively referred to as the "2013 Credit Agreement"). The proceeds of the Term Loan were used to repay amounts drawn under our prior credit agreement. As of June 30, 2015, the amount outstanding under the Term Loan was $323.8 million.

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

Until November 25, 2013, we had a revolving credit agreement (the "2011 Credit Agreement"), as amended, which provided for a revolving credit facility of $750.0 million. The 2011 Credit Agreement was effective November 21, 2011. Effective November 25, 2013, we amended and restated the 2011 Credit Agreement to provide for a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan") (collectively referred to as the "2013 Credit Agreement") expiring November 25, 2018. The proceeds of the Term Loan were used to repay amounts drawn under the 2011 Credit Agreement. We may increase the 2013 Revolving Credit Facility to $1.05 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of available borrowings under the 2013 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2013 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2013 Revolving Credit Facility and the Term Loan contain various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of June 30, 2015 and December 31, 2014. A commitment fee is payable on the average daily unused amount of the 2013 Revolving Credit Facility, which ranges from 0.20% to 0.30%, based on certain financial tests. The fee is 0.20% of the unused amount as of June 30, 2015. Borrowings under the 2013 Credit Agreement bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2015) plus 0.25% to 0.75%, based on certain financial tests or (2) United States dollar LIBOR (0.19% at June 30, 2015) plus 1.25% to 1.75%, based on certain financial tests. The interest rate in effect at June 30, 2015 was 1.44%. Fees for letters of credit issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized approximately $3.0 million of debt issuance costs associated with the 2013 Credit Agreement. This amount is being amortized over the life of the agreement and is included as part of interest expense. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended March 31, 2014, in the amount of $4.4 million, with a payment of all unpaid principal and interest due on November 25, 2018. As of June 30, 2015 and December 31, 2014, the balance of the Term Loan was $323.8 million and $332.5 million, respectively. As of June 30, 2015 and December 31, 2014, we had approximately $106.2 million and $95.5 million of letters of credit outstanding, respectively. There were no borrowings outstanding under the 2013 Revolving Credit Facility at June 30, 2015 and December 31, 2014.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2015, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.1 billion. Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
From time to time, we discuss with our current and other Surety Bond providers the amounts of Surety Bonds that may be available to us based on our financial strength and the absence of any default by us on any Surety Bond issued on our behalf and believe those amounts are currently adequate for our needs. However, if we experience changes in our bonding relationships or if there are adverse changes in the surety industry, we may seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds such as letters of credit, parent company guarantees or cash, seeking to convince customers to forego the requirement for Surety Bonds, by increasing our activities in our business segments that rarely require Surety Bonds such as our building and industrial services segments, and/or by refraining from bidding for certain projects that require Surety Bonds. There can be no assurance that we would be able to effectuate alternatives to providing Surety Bonds to our customers or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds. Accordingly, if we were to experience a reduction in the availability of Surety Bonds, we could experience a material adverse effect on our financial position, results of operations and/or cash flows.
In the ordinary course of business, we, at times, guarantee obligations of our subsidiaries under certain contracts. Generally, we are liable under such an arrangement only if our subsidiary fails to perform its obligations under the contract. Historically, we have not incurred any substantial liabilities as a consequence of these guarantees.
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

On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013 and October 23, 2014, our Board of Directors authorized us to repurchase up to an additional $100.0 million and $250.0 million of our outstanding common stock, respectively. During 2015, we repurchased approximately 0.5 million shares of our common stock for approximately $21.1 million. Since the inception of the repurchase programs through June 30, 2015, we have repurchased 8.0 million shares of our common stock for approximately $304.7 million. As of June 30, 2015, there remained authorization for us to repurchase approximately $145.3 million of our shares. The current repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Repurchases may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
We have paid quarterly dividends since October 25, 2011. We expect that such quarterly dividends will be paid in the foreseeable future. Prior to October 25, 2011, no cash dividends had been paid on the Company's common stock. We currently pay a regular quarterly dividend of $0.08 per share. Our 2013 Credit Agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of this agreement currently materially limit our ability to pay a quarterly dividend of $0.08 per share for the foreseeable future. The payment of dividends has been and will be funded from our operations.
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2013 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. Short-term liquidity is also impacted by the type and length of construction contracts in place and large turnaround activities in our United States industrial services segment that are billed in arrears pursuant to contractual terms that are standard within this industry. During economic downturns, there have been typically fewer small discretionary projects from the private sector, and our competitors have aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Cost and estimated earnings in excess of billings on uncompleted contracts”, were $249.1 million and $265.4 million as of June 30, 2015 and December 31, 2014, respectively.
Long-term liquidity requirements can be expected to be met initially through cash generated from operating activities and our 2013 Revolving Credit Facility. Based upon our current credit ratings and financial position, we can reasonably expect to be able to incur long-term debt to fund acquisitions. Over the long term, our primary revenue risk factor continues to be the level of demand for non-residential construction services and for building and industrial services, which is influenced by macroeconomic trends including interest rates and governmental economic policy. In addition, our ability to perform work is critical to meeting long-term liquidity requirements.
We believe that our current cash balances and our borrowing capacity available under our 2013 Revolving Credit Facility or other forms of financing available to us through borrowings, combined with cash expected to be generated from operations, will be sufficient to provide our short-term and foreseeable long-term liquidity and meet our expected capital expenditure requirements.
Certain Insurance Matters
As of June 30, 2015 and December 31, 2014, we utilized approximately $104.4 million and $94.6 million, respectively, of letters of credit obtained under our 2013 Revolving Credit Facility as collateral for our insurance obligations.
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
Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill and ultimately collect unbilled revenues. The profit associated with claim amounts is not recognized until the claim has been settled and payment has been received. We did not recognize any material amounts associated with claim settlements during the periods presented. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the condensed consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of services for maintenance, repair and retrofit work consistent with the performance of services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. There were no significant losses recognized during the three and six months ended June 30, 2015 and 2014.
Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. At June 30, 2015 and December 31, 2014, our accounts receivable of $1,309.1 million and $1,234.2 million, respectively, included allowances for doubtful accounts of $10.1 million and $10.4 million, respectively. The decrease in our allowance for doubtful accounts was primarily due to the write-off of accounts receivable against the allowance for doubtful accounts. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated insurance liabilities for workers' compensation, automobile liability, general liability and property claims increased by $4.2 million for the six months ended June 30, 2015 compared to the year ended December 31, 2014. If our estimated insurance liabilities for workers' compensation, automobile liability, general liability and property claims had increased by 10%, it would have resulted in $13.9 million of additional expense for the six months ended June 30, 2015.
Income Taxes
We had net deferred income tax liabilities at June 30, 2015 and December 31, 2014 of $129.7 million and $127.8 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liabilities are deferred income tax assets. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of June 30, 2015 and December 31, 2014, the total valuation allowance on deferred income tax assets for each period, related solely to state net operating carryforwards, was approximately $2.0 million.
Goodwill and Identifiable Intangible Assets
As of June 30, 2015, we had $834.6 million and $483.7 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2014, goodwill and net identifiable intangible assets were $834.1 million and $502.1 million, respectively. The changes to goodwill since December 31, 2014 were related to the acquisition of a company during 2015. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 13, "Segment Information", of the notes to condensed consolidated financial statements. In assessing whether our goodwill is impaired, we utilize the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. No impairment of our goodwill was recognized during the three and six months ended June 30, 2015 and 2014.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. No impairment of our trade names was recognized during the three and six months ended June 30, 2015 and 2014.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. No impairment of our other identifiable intangible assets was recognized during the three and six months ended June 30, 2015 and 2014.
As of June 30, 2015, we had $834.6 million of goodwill on our balance sheet and, of this amount, approximately 46.1% relates to our United States industrial services segment, 27.4% relates to our United States building services segment, approximately 26.1% relates to our United States mechanical construction and facilities services segment and approximately 0.4% relates to our

United States electrical construction and facilities services segment. As of the date of our latest impairment test, October 1, 2014, the carrying values of our United States industrial services segment, our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment were approximately $748.1 million, $474.3 million, $261.4 million and $60.4 million, respectively. The fair values of our United States industrial services segment, our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment exceeded their carrying values by approximately $48.7 million, $129.7 million, $598.0 million, and $523.2 million, respectively. The weighted average cost of capital used in testing goodwill for impairment was 12.2%, 12.8% and 11.2% for our domestic construction segments, our United states building services segment and our United States industrial services segment, respectively. The perpetual growth rate used was 2.7% for all of our domestic segments.
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
Although we have not yet conducted our October 1, 2015 goodwill and other impairment tests, there have been no impairments recognized through the first half of 2015. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the six months ended June 30, 2015, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2013 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2013 Credit Agreement bear interest at variable rates. As of June 30, 2015, there were no borrowings outstanding under the 2013 Revolving Credit Facility and the balance of the Term Loan was $323.8 million. This instrument bears interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2015) plus 0.25% to 0.75% based on certain financial tests or (2) United States dollar LIBOR (0.19% at June 30, 2015) plus 1.25% to 1.75% based on certain financial tests. The interest rate in effect at June 30, 2015 was 1.44%. Based on the $323.8 million borrowings outstanding under the 2013 Credit Agreement, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.5 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.5 million in the next twelve months. Fees for letters of credit issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. The 2013 Credit Agreement expires on November 25, 2018. There is no guarantee that we will be able to renew the 2013 Credit Agreement at its expiration.
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
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction and building and industrial services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 9,000 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to projects in progress.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made during the quarter ended June 30, 2015 by us:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs
April 1, 2015 to April 30, 2015	None	None	None	$145,319,304
May 1, 2015 to May 31, 2015	None	None	None	$145,319,304
June 1, 2015 to June 30 2015	None	None	None	$145,319,304

(1)
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013 and October 23, 2014, our Board of Directors authorized us to repurchase up to an additional $100.0 million and $250.0 million of our outstanding common stock, respectively. As of June 30, 2015, there remained authorization for us to repurchase approximately $145.3 million of our shares. No shares have been repurchased since the programs have been announced other than pursuant to these publicly announced programs. Repurchases may be made from time to time as permitted by securities laws and other legal requirements.

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
Date: July 30, 2015

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
Exhibit 4(a) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K")
4(b)	Fourth Amended and Restated Security Agreement dated as of November 25, 2013 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to 2013 Form 10-K
4(c)	Fourth Amended and Restated Pledge Agreement dated as of November 25, 2013 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to 2013 Form 10-K
4(d)	Third Amended and Restated Guaranty Agreement dated as of November 25, 2013 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to 2013 Form 10-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(h-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(i-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(i-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(i-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(i-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(j-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(j-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(j-3)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)
10(k-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-2)	Third Amendment to Severance Agreement dated June 4, 2015 between EMCOR and Sheldon I. Cammaker	Filed herewith
10(l-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(l-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(l-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(l-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 ("March 2012 Form 10-Q")
10(l-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR's Quarterly Report on Form 10Q for the quarter ended March 31, 2014
10(l-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(m-1)	2003 Non-Employee Directors’ Stock Option Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held on June 12, 2003 (“2003 Proxy Statement”)
10(m-2)	First Amendment to 2003 Non-Employee Directors’ Plan	Exhibit 10(u-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)
10(n)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(o)	Consents on December 15, 2009 to Transfer Stock Options by Non-Employee Directors	Exhibit 10(z) to 2009 Form 10-K
10(p-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007
10(p-2)	Option Agreement dated December 13, 2007 under 2007 Incentive Plan between Jerry E. Ryan and EMCOR	Exhibit 10(h)(h-2) to 2007 Form 10-K
10(p-3)	Option Agreement dated December 15, 2008 under 2007 Incentive Plan between David Laidley and EMCOR	Exhibit 10.1 to Form 8-K (Date of Report December 15, 2008)
10(p-4)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K
10(q-1)	2010 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held on June 11, 2010
10(q-2)	Amendment No. 1 to 2010 Incentive Plan	Exhibit 10(f)(f-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”)
10(q-3)	Amendment No. 2 to 2012 Incentive Plan	Exhibit 10(t-3) to 2012 Form 10-K
10(q-4)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(q-5)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K
10(r)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
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
Exhibit 10(o)(o) to 2011 Form 10-K
10(u)	Restricted Stock Unit Agreement dated May 9, 2011 between EMCOR and Anthony J. Guzzi	Exhibit 10(o)(o) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10(v)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(w)	Form of Restricted Stock Unit Agreement dated March , 2012 between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(o)(o) to the March 31, 2012 Form 10-Q
10(x)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(y)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 ("June 2012 Form 10-Q")
10(z)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K")
10(a)(a)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(b)(b)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(c)(c)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(d)(d)	Restricted Stock Unit Award Agreement dated October 23, 2013 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to 2013 Form 10-K
10(e)(e)	Restricted Stock Unit Award Agreement dated June 11, 2014 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 ("June 2014 Form 10-Q")
10(f)(f)	Restricted Stock Unit Award Agreement dated June 11, 2015 between EMCOR and Stephen W. Bershad	Filed herewith
11	Computation of Basic EPS and Diluted EPS for the three and six months ended June 30, 2015 and 2014	Note 5 of the Notes to the Condensed Consolidated Financial Statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Filed herewith
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Condensed Consolidated Financial Statements.
Filed