Form 10-Q
period 2015-09-30
EMCOR GROUP INC
filed 2015-10-29
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Number of shares of Common Stock outstanding as of the close of business on October 26, 2015: 62,723,966 shares.

EMCOR Group, Inc.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$445,400	$432,056
Accounts receivable, net	1,333,823	1,234,187
Costs and estimated earnings in excess of billings on uncompleted contracts	128,828	103,201
Inventories	47,843	46,854
Prepaid expenses and other	59,252	70,305
Total current assets	2,015,146	1,886,603
Investments, notes and other long-term receivables	7,146	9,122
Property, plant and equipment, net	117,039	122,178
Goodwill	834,660	834,102
Identifiable intangible assets, net	474,240	502,060
Other assets	35,198	34,902
Total assets	$3,483,429	$3,388,967
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit facility	$—	$—
Current maturities of long-term debt and capital lease obligations	18,712	19,041
Accounts payable	423,260	460,478
Billings in excess of costs and estimated earnings on uncompleted contracts	389,727	368,555
Accrued payroll and benefits	264,788	245,854
Other accrued expenses and liabilities	212,743	189,489
Total current liabilities	1,309,230	1,283,417
Long-term debt and capital lease obligations	303,040	316,399
Other long-term obligations	356,990	359,764
Total liabilities	1,969,260	1,959,580
Equity:
EMCOR Group, Inc. stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 63,469,018 and 63,641,070 shares issued, respectively	635	636
Capital surplus	214,631	227,885
Accumulated other comprehensive loss	(81,629)	(83,197)
Retained earnings	1,386,977	1,280,991
Treasury stock, at cost 659,841 and 659,841 shares, respectively	(10,302)	(10,302)
Total EMCOR Group, Inc. stockholders’ equity	1,510,312	1,416,013
Noncontrolling interests	3,857	13,374
Total equity	1,514,169	1,429,387
Total liabilities and equity	$3,483,429	$3,388,967
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues	$1,699,128	$1,566,711	$4,940,900	$4,710,169
Cost of sales	1,463,726	1,344,482	4,249,042	4,051,496
Gross profit	235,402	222,229	691,858	658,673
Selling, general and administrative expenses	165,135	159,983	488,117	454,243
Restructuring expenses	301	398	742	799
Gain on sale of building	—	11,749	—	11,749
Operating income	69,966	73,597	202,999	215,380
Interest expense	(2,226)	(2,397)	(6,650)	(6,887)
Interest income	157	186	515	641
Income from continuing operations before income taxes	67,897	71,386	196,864	209,134
Income tax provision	25,720	23,998	74,672	75,428
Income from continuing operations	42,177	47,388	122,192	133,706
Loss from discontinued operation, net of income taxes	(270)	(611)	(739)	(4,087)
Net income including noncontrolling interests	41,907	46,777	121,453	129,619
Less: Net income attributable to noncontrolling interests	(385)	(1,753)	(233)	(3,421)
Net income attributable to EMCOR Group, Inc.	$41,522	$45,024	$121,220	$126,198
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.66	$0.68	$1.94	$1.94
From discontinued operation	(0.00)	(0.01)	(0.01)	(0.06)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.66	$0.67	$1.93	$1.88
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.66	$0.68	$1.92	$1.92
From discontinued operation	(0.00)	(0.01)	(0.01)	(0.06)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.66	$0.67	$1.91	$1.86

Dividends declared per common share	$0.08	$0.08	$0.24	$0.24
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income including noncontrolling interests	$41,907	$46,777	$121,453	$129,619
Other comprehensive income, net of tax:
Foreign currency translation adjustments	110	(312)	(78)	(246)
Post retirement plans, amortization of actuarial loss included in net income (1)	554	449	1,646	1,345
Other comprehensive income	664	137	1,568	1,099
Comprehensive income	42,571	46,914	123,021	130,718
Less: Comprehensive income attributable to noncontrolling interests	(385)	(1,753)	(233)	(3,421)
Comprehensive income attributable to EMCOR Group, Inc.	$42,186	$45,161	$122,788	$127,297
_________

(1)
Net of tax of $0.2 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and net of tax of $0.5 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively.

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows - operating activities:
Net income including noncontrolling interests	$121,453	$129,619
Depreciation and amortization	26,806	27,211
Amortization of identifiable intangible assets	28,391	28,497
Deferred income taxes	(3,598)	4,434
Loss on sale of subsidiary	—	608
Gain on sale of building	—	(11,749)
Excess tax benefits from share-based compensation	(1,306)	(5,886)
Equity income from unconsolidated entities	(1,634)	(1,349)
Other non-cash items	9,701	8,005
Distributions from unconsolidated entities	3,316	1,640
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(87,548)	(72,036)
Net cash provided by operating activities	95,581	108,994
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(2,357)	—
Proceeds from sale of subsidiary	—	1,108
Proceeds from sale of building	—	11,885
Proceeds from sale of property, plant and equipment	2,921	3,138
Purchase of property, plant and equipment	(22,862)	(27,574)
Investments in and advances to unconsolidated entities and joint ventures	—	(1,865)
Net cash used in investing activities	(22,298)	(13,308)
Cash flows - financing activities:
Repayments of long-term debt	(13,136)	(13,074)
Repayments of capital lease obligations	(2,190)	(1,272)
Dividends paid to stockholders	(15,078)	(16,109)
Repurchase of common stock	(21,148)	(76,395)
Proceeds from exercise of stock options	2,378	5,044
Payments to satisfy minimum tax withholding	(3,866)	(1,481)
Issuance of common stock under employee stock purchase plan	3,147	2,677
Payments for contingent consideration arrangements	(403)	—
Distributions to noncontrolling interests	(9,750)	(2,750)
Excess tax benefits from share-based compensation	1,306	5,886
Net cash used in financing activities	(58,740)	(97,474)
Effect of exchange rate changes on cash and cash equivalents	(1,199)	(579)
Increase (decrease) in cash and cash equivalents	13,344	(2,367)
Cash and cash equivalents at beginning of year	432,056	439,813
Cash and cash equivalents at end of period	$445,400	$437,446
Supplemental cash flow information:
Cash paid for:
Interest	$5,539	$5,606
Income taxes	$72,277	$60,276
Non-cash financing activities:
Assets acquired under capital lease obligations	$1,686	$93
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2013	$1,479,626	$676	$408,083	$(65,777)	$1,133,873	$(10,590)	$13,361
Net income including noncontrolling interests	129,619	—	—	—	126,198	—	3,421
Other comprehensive income	1,099	—	—	1,099	—	—	—
Common stock issued under share-based compensation plans (2)	11,286	6	10,992	—	—	288	—
Tax withholding for common stock issued under share-based compensation plans	(1,481)	—	(1,481)	—	—	—	—
Common stock issued under employee stock purchase plan	2,677	—	2,677	—	—	—	—
Common stock dividends	(16,109)	—	200	—	(16,309)	—	—
Repurchase of common stock	(84,565)	(20)	(84,545)	—	—	—	—
Distributions to noncontrolling interests	(2,750)	—	—	—	—	—	(2,750)
Share-based compensation expense	6,321	—	6,321	—	—	—	—
Balance, September 30, 2014	$1,525,723	$662	$342,247	$(64,678)	$1,243,762	$(10,302)	$14,032
Balance, December 31, 2014	$1,429,387	$636	$227,885	$(83,197)	$1,280,991	$(10,302)	$13,374
Net income including noncontrolling interests	121,453	—	—	—	121,220	—	233
Other comprehensive income	1,568	—	—	1,568	—	—	—
Common stock issued under share-based compensation plans (2)	3,619	4	3,615	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,866)	—	(3,866)	—	—	—	—
Common stock issued under employee stock purchase plan	3,147	—	3,147	—	—	—	—
Common stock dividends	(15,078)	—	156	—	(15,234)	—	—
Repurchase of common stock	(22,972)	(5)	(22,967)	—	—	—	—
Distributions to noncontrolling interests	(9,750)	—	—	—	—	—	(9,750)
Share-based compensation expense	6,661	—	6,661	—	—	—	—
Balance, September 30, 2015	$1,514,169	$635	$214,631	$(81,629)	$1,386,977	$(10,302)	$3,857

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

(2)	Includes the tax benefit associated with share-based compensation of $1.2 million and $6.2 million for the nine months ended September 30, 2015 and 2014, respectively.
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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.
NOTE 2 New Accounting Pronouncements
In September 2015, an accounting pronouncement was issued by the Financial Accounting Standards Board ("FASB") which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. This pronouncement is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We intend to adopt this pronouncement on January 1, 2016, and the adoption will not have a material impact on our financial position and/or results of operations.
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
On January 1, 2015, we adopted the accounting pronouncement issued by the FASB updating existing guidance on discontinued operations. This guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This pronouncement is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. We will consider this guidance in conjunction with future disposals, if any.
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
During the three months ended September 30, 2015 and 2014, respectively, there were no reversals of liabilities recorded resulting in non-cash income attributable to contingent consideration arrangements relating to prior acquisitions. During each of the nine months ended September 30, 2015 and 2014, we recorded a net reversal of $0.2 million of liabilities resulting in non-cash income attributable to contingent consideration arrangements relating to prior acquisitions.

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

Due to a historical pattern of losses in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future, we announced during the quarter ended June 30, 2013 our decision to withdraw from the construction market in the United Kingdom. During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for all periods are presented in our Condensed Consolidated Financial Statements as discontinued operations.

The results of discontinued operations are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenues	$149	$3,166	$509	$17,149
Loss from discontinued operation, net of income taxes	$(270)	$(611)	$(739)	$(4,087)
Diluted loss per share from discontinued operation	$(0.00)	$(0.01)	$(0.01)	$(0.06)

Included in the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014 are the following major classes of assets and liabilities associated with the discontinued operation (in thousands):

	September 30, 2015	December 31, 2014
Assets of discontinued operation:
Current assets	$3,548	$6,265
Non-current assets	$78	$278

Liabilities of discontinued operation:
Current liabilities	$6,688	$10,743
Non-current liabilities	$31	$94

At September 30, 2015, the assets and liabilities of the discontinued operation consisted of accounts receivable, contract retentions and contract warranty obligations that are expected to be collected or fulfilled in the ordinary course of business. Additionally at September 30, 2015, there remained $0.9 million of obligations related to employee severance and the termination of leased facilities, the majority of which is expected to be paid in 2015. The settlement of the remaining assets and liabilities may result in additional income and/or expenses. Such income and/or expenses are expected to be immaterial and will be reflected as an additional component of “Loss from discontinued operation” as incurred.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 Earnings Per Share
Calculation of Basic and Diluted Earnings (Loss) per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the three and nine months ended September 30, 2015 and 2014 (in thousands, except share and per share data):

	For the three months ended September 30,
	2015	2014
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$41,792	$45,635
Loss from discontinued operation, net of income taxes	(270)	(611)
Net income attributable to EMCOR Group, Inc. common stockholders	$41,522	$45,024
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	62,901,923	66,714,641
Effect of dilutive securities—Share-based awards	490,560	702,906
Shares used to compute diluted earnings (loss) per common share	63,392,483	67,417,547
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.66	$0.68
From discontinued operation	$(0.00)	$(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.66	$0.67
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.66	$0.68
From discontinued operation	$(0.00)	$(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.66	$0.67

	For the nine months ended September 30,
	2015	2014
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$121,959	$130,285
Loss from discontinued operation, net of income taxes	(739)	(4,087)
Net income attributable to EMCOR Group, Inc. common stockholders	$121,220	$126,198
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	62,921,956	67,062,732
Effect of dilutive securities—Share-based awards	521,071	739,874
Shares used to compute diluted earnings (loss) per common share	63,443,027	67,802,606
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.94	$1.94
From discontinued operation	$(0.01)	$(0.06)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.93	$1.88
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.92	$1.92
From discontinued operation	$(0.01)	$(0.06)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.91	$1.86
There were no anti-dilutive awards for the three and nine months ended September 30, 2015 and 2014, respectively.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 Inventories
Inventories in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	September 30, 2015	December 31, 2014
Raw materials and construction materials	$23,152	$23,330
Work in process	24,691	23,524
	$47,843	$46,854

NOTE 7 Debt
Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	September 30, 2015	December 31, 2014
Term Loan	$319,375	$332,500
Capitalized lease obligations	2,331	2,883
Other	46	57
	321,752	335,440
Less: current maturities	18,712	19,041
	$303,040	$316,399
Credit Facilities
Until November 25, 2013, we had a revolving credit agreement (the "2011 Credit Agreement"), as amended, which provided for a revolving credit facility of $750.0 million. The 2011 Credit Agreement was effective November 21, 2011. Effective November 25, 2013, we amended and restated the 2011 Credit Agreement to provide for a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan") (collectively referred to as the "2013 Credit Agreement") expiring November 25, 2018. The proceeds of the Term Loan were used to repay amounts drawn under the 2011 Credit Agreement. We may increase the 2013 Revolving Credit Facility to $1.05 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of available capacity under the 2013 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2013 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2013 Revolving Credit Facility and the Term Loan contain various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of September 30, 2015 and December 31, 2014. A commitment fee is payable on the average daily unused amount of the 2013 Revolving Credit Facility, which ranges from 0.20% to 0.30%, based on certain financial tests. The fee is 0.20% of the unused amount as of September 30, 2015. Borrowings under the 2013 Credit Agreement bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2015) plus 0.25% to 0.75%, based on certain financial tests or (2) United States dollar LIBOR (0.19% at September 30, 2015) plus 1.25% to 1.75%, based on certain financial tests. The interest rate in effect at September 30, 2015 was 1.44%. Fees for letters of credit issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized approximately $3.0 million of debt issuance costs associated with the 2013 Credit Agreement. This amount is being amortized over the life of the agreement and is included as part of interest expense. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended March 31, 2014, in the amount of $4.4 million, with a payment of all unpaid principal and interest due on November 25, 2018. As of September 30, 2015 and December 31, 2014, the balance of the Term Loan was $319.4 million and $332.5 million, respectively. As of September 30, 2015 and December 31, 2014, we had approximately $95.0 million and $95.5 million of letters of credit outstanding, respectively. There were no borrowings outstanding under the 2013 Revolving Credit Facility as of September 30, 2015 and December 31, 2014.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	Assets at Fair Value as of September 30, 2015
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$445,400	$—	$—	$445,400
Restricted cash (2)	4,407	—	—	4,407
Deferred compensation plan assets (3)	6,698	—	—	6,698
Total	$456,505	$—	$—	$456,505

	Assets at Fair Value as of December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$432,056	$—	$—	$432,056
Restricted cash (2)	6,474	—	—	6,474
Deferred compensation plan assets (3)	3,139	—	—	3,139
Total	$441,669	$—	$—	$441,669
 ________

(1)
Cash and cash equivalents include money market funds with original maturity dates of three months or less, which are Level 1 assets. At September 30, 2015 and December 31, 2014, we had $151.7 million and $156.7 million, respectively, in money market funds.

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

NOTE 9 Income Taxes
For the three months ended September 30, 2015 and 2014, our income tax provision from continuing operations was $25.7 million and $24.0 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 38.0% and 37.6%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended September 30, 2015 and 2014, inclusive of discrete items, were 38.1% and 34.5%, respectively. For the nine months ended September 30, 2015 and 2014, our income tax provision from continuing operations was $74.7 million and $75.4 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.9% and 37.6%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the nine months ended September 30, 2015 and 2014, inclusive of discrete items, were 38.0% and 36.6%, respectively. The decrease in the income tax provision for the nine months ended September 30, 2015 was primarily due to decreased income before income taxes. The increase in the actual income tax rates on income from continuing operations was primarily due to changes in discrete items and the mix of earnings among various jurisdictions.
As of September 30, 2015 and December 31, 2014, the amount of unrecognized income tax benefits for each period was $5.2 million (of which $3.0 million, if recognized, would favorably affect our effective income tax rate).

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 Income Taxes - (Continued)

We report interest expense related to unrecognized income tax benefits in the income tax provision. As of September 30, 2015 and December 31, 2014, we had approximately $0.4 million and $0.3 million of accrued interest related to unrecognized income tax benefits included as a liability in the Condensed Consolidated Balance Sheets, respectively. For each of the three months ended September 30, 2015 and 2014, less than $0.1 million of interest expense was recognized. For the nine months ended September 30, 2015 and 2014, less than $0.1 million of interest expense and less than $0.1 million of interest income was recognized, respectively.
It is reasonably possible that approximately $4.1 million of unrecognized income tax benefits at September 30, 2015, primarily relating to uncertain tax positions attributable to tax return filing positions, will significantly decrease in the next twelve months as a result of estimated settlements with taxing authorities and the expiration of applicable statutes of limitations.
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
NOTE 10 Common Stock
As of September 30, 2015 and December 31, 2014, there were 62,809,177 and 62,981,229 shares of our common stock outstanding, respectively.
During the three months ended September 30, 2015 and 2014, 66,223 and 66,126 shares of common stock, respectively, were issued primarily upon: (a) the exercise of stock options, (b) the purchase of common stock pursuant to our employee stock purchase plan and (c) the satisfaction of required conditions under certain of our share-based compensation plans. During the nine months ended September 30, 2015 and 2014, 347,713 and 628,850 shares of common stock, respectively, were issued primarily upon: (a) the satisfaction of required conditions under certain of our share-based compensation plans, (b) the exercise of stock options and (c) the purchase of common stock pursuant to our employee stock purchase plan.
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013 and October 23, 2014, our Board of Directors authorized us to repurchase up to an additional $100.0 million and $250.0 million of our outstanding common stock, respectively. During 2015, we repurchased approximately 0.5 million shares of our common stock for approximately $23.0 million. Since the inception of the repurchase programs through September 30, 2015, we have repurchased 8.1 million shares of our common stock for approximately $306.5 million. As of September 30, 2015, there remained authorization for us to repurchase approximately $143.5 million of our shares. On October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $200.0 million of our outstanding common stock. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Repurchases may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
NOTE 11 Retirement Plans
Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under this plan.
Components of Net Periodic Pension Cost
The components of net periodic pension cost of the UK Plan for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Interest cost	$2,938	$3,510	$8,718	$10,573
Expected return on plan assets	(4,098)	(4,226)	(12,159)	(12,729)
Amortization of unrecognized loss	640	508	1,899	1,530
Net periodic pension cost	$(520)	$(208)	$(1,542)	$(626)

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11 Retirement Plans - (Continued)

Employer Contributions
For the nine months ended September 30, 2015, our United Kingdom subsidiary contributed approximately $4.0 million to its UK Plan. It anticipates contributing an additional $1.6 million during the remainder of 2015.
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
One of our subsidiaries, USM, Inc. (“USM”), doing business in California provides, among other things, janitorial services to its customers by having those services performed by independent janitorial companies. USM and one of its customers, which owns retail stores (the “Customer”), are co-defendants in a federal class action lawsuit brought by six employees of USM’s California janitorial subcontractors. The action was commenced on September 5, 2013 in a Superior Court of California and was removed by USM on November 22, 2013 to the United States District Court for the Northern District of California. The employees allege in their complaint, among other things, that USM and the Customer, during a period that began before our acquisition of USM, violated a California statute that prohibits USM from entering into a contract with a janitorial subcontractor when it knows or should know that the contract does not include funds sufficient to allow the janitorial contractor to comply with all local, state and federal laws or regulations governing the labor or services to be provided. The employees have asserted that the amounts USM pays to its janitorial subcontractors are insufficient to allow those janitorial subcontractors to meet their obligations regarding, among other things, wages due for all hours their employees worked, minimum wages, overtime pay and meal and rest breaks. These employees seek to represent not only themselves, but also all other individuals who provided janitorial services at the Customer’s stores in California during the relevant four year time period. We do not believe USM or the Customer has violated the California statute or that the employees may bring the action as a class action on behalf of other employees of janitorial companies with whom USM subcontracted for the provision of janitorial services to the Customer. However, if the pending lawsuit is certified as a class action and USM is found to have violated the California statute, USM might have to pay significant damages and might be subject to similar lawsuits regarding the provision of janitorial services to its other customers in California. The plaintiffs seek a declaratory judgment that USM has violated the California statute, monetary damages, including all unpaid wages and thereon, restitution for unpaid wages, and an award of attorneys’ fees and costs.
On February 17, 2015, USM and its Customer entered into a consent decree which, subject to final approval of the consent decree by the federal judge in the United States District Court for the Northern District of California following a determination by the Court of the consent decree’s fairness, adequacy and reasonableness,will resolve the claims and defenses asserted in the class action. Under the terms of the consent decree, USM is to (a) pay an aggregate of $1.0 million (i) for monetary relief to the

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 Commitments and Contingencies - (Continued)

members of the class, (ii) for awards to the class representative plaintiffs, (iii) for California Labor Code Private Attorney General Act payments to the State of California for an immaterial amount, and (iv) for all costs of notice and administration of the claims process, (b) pay to counsel for the class an aggregate of $1.3 million, of which $0.2 million is to be allocated for their reimbursable costs and litigation expenses and $1.1 million is to be allocated for attorneys’ fees, and (c) establish procedures to monitor USM’s California subcontractors providing janitorial services to its Customer designed principally to ensure janitorial employees of those subcontractors are paid no less than minimum wage. The settlement amount was accrued for as of December 31, 2014. During 2015, a payment of $1.0 million was made to a third party claims administrator who is holding the funds pending approval by the Court of the consent decree, and the remainder is expected to be paid before the end of 2015.
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
Restructuring expenses
Restructuring expenses were $0.3 million and $0.7 million for the three and nine months ended September 30, 2015. Restructuring expenses for the three months ended September 30, 2015 included $0.3 million of employee severance obligations. Restructuring expenses for the nine months ended September 30, 2015 included $0.8 million of employee severance obligations and the reversal of $0.1 million relating to the termination of leased facilities. Restructuring expenses were $0.4 million and $0.8 million for the three and nine months ended September 30, 2014, respectively. Restructuring expenses for the three months ended September 30, 2014 included $0.4 million of employee severance obligations. Restructuring expenses for the nine months ended September 30, 2014 included $0.6 million of employee severance obligations and $0.2 million relating to the termination of leased facilities. As of September 30, 2015, the balance of these restructuring obligations yet to be paid was $0.5 million, the majority of which is expected to be paid during 2015. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2015.
The changes in restructuring activity by reportable segments during the nine months ended September 30, 2015 and September 30, 2014 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	Corporate administration	Total
Balance at December 31, 2013	$30	$164	$—	$—	$194
Charges	375	124	—	300	799
Payments	(405)	(114)	—	(300)	(819)
Balance at September 30, 2014	$—	$174	$—	$—	$174
Balance at December 31, 2014	$255	$26	$—	$—	$281
Charges	(106)	6	842	—	742
Payments	(149)	(32)	(384)	—	(565)
Balance at September 30, 2015	$—	$—	$458	$—	$458

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 Commitments and Contingencies - (Continued)

A summary of restructuring expenses by reportable segments recognized for the nine months ended September 30, 2015 was as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	Corporate administration	Total
Severance	$—	$6	$842	$—	$848
Leased facilities	(106)	—	—	—	(106)
Total charges	$(106)	$6	$842	$—	$742

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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Segment Information - (Continued)

The following tables present information about industry segments and geographic areas for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the three months ended September 30,
	2015	2014
Revenues from unrelated entities:
United States electrical construction and facilities services	$344,389	$314,666
United States mechanical construction and facilities services	587,522	565,227
United States building services	428,270	427,564
United States industrial services	241,946	172,452
Total United States operations	1,602,127	1,479,909
United Kingdom building services	97,001	86,802
Total worldwide operations	$1,699,128	$1,566,711

Total revenues:
United States electrical construction and facilities services	$348,327	$316,409
United States mechanical construction and facilities services	592,077	569,794
United States building services	442,674	438,864
United States industrial services	242,335	172,608
Less intersegment revenues	(23,286)	(17,766)
Total United States operations	1,602,127	1,479,909
United Kingdom building services	97,001	86,802
Total worldwide operations	$1,699,128	$1,566,711

	For the nine months ended September 30,
	2015	2014
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,009,585	$958,295
United States mechanical construction and facilities services	1,652,551	1,616,794
United States building services	1,303,389	1,293,750
United States industrial services	699,839	581,642
Total United States operations	4,665,364	4,450,481
United Kingdom building services	275,536	259,688
Total worldwide operations	$4,940,900	$4,710,169

Total revenues:
United States electrical construction and facilities services	$1,016,013	$971,361
United States mechanical construction and facilities services	1,663,259	1,632,511
United States building services	1,341,392	1,324,816
United States industrial services	701,226	582,426
Less intersegment revenues	(56,526)	(60,633)
Total United States operations	4,665,364	4,450,481
United Kingdom building services	275,536	259,688
Total worldwide operations	$4,940,900	$4,710,169

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Segment Information - (Continued)

	For the three months ended September 30,
	2015	2014
Operating income (loss):
United States electrical construction and facilities services	$25,528	$20,666
United States mechanical construction and facilities services	26,926	30,206
United States building services	16,027	19,388
United States industrial services	14,340	7,385
Total United States operations	82,821	77,645
United Kingdom building services	3,358	3,082
Corporate administration	(15,912)	(18,481)
Restructuring expenses	(301)	(398)
Gain on sale of building	—	11,749
Total worldwide operations	69,966	73,597
Other corporate items:
Interest expense	(2,226)	(2,397)
Interest income	157	186
Income from continuing operations before income taxes	$67,897	$71,386

	For the nine months ended September 30,
	2015	2014
Operating income (loss):
United States electrical construction and facilities services	$67,479	$67,162
United States mechanical construction and facilities services	80,191	78,052
United States building services	54,944	53,606
United States industrial services	44,588	43,155
Total United States operations	247,202	241,975
United Kingdom building services	8,570	12,647
Corporate administration	(52,031)	(50,192)
Restructuring expenses	(742)	(799)
Gain on sale of building	—	11,749
Total worldwide operations	202,999	215,380
Other corporate items:
Interest expense	(6,650)	(6,887)
Interest income	515	641
Income from continuing operations before income taxes	$196,864	$209,134

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Segment Information - (Continued)

	September 30, 2015	December 31, 2014
Total assets:
United States electrical construction and facilities services	$352,358	$332,150
United States mechanical construction and facilities services	830,456	793,056
United States building services	742,343	737,082
United States industrial services	936,771	954,018
Total United States operations	2,861,928	2,816,306
United Kingdom building services	136,370	130,340
Corporate administration	485,131	442,321
Total worldwide operations	$3,483,429	$3,388,967
NOTE 14 Subsequent Event
In October 2015, we acquired a company for an immaterial amount. This company provides fire protection services primarily in the Midwestern United States and will be included in our United States mechanical construction and facilities services segment.

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
Due to a historical pattern of losses in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future, we announced during the quarter ended June 30, 2013 our decision to withdraw from the construction market in the United Kingdom. During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for all periods are presented in our Condensed Consolidated Financial Statements as discontinued operations. The segment formerly named the United Kingdom construction and building services segment has been renamed the United Kingdom building services segment.
Overview
The following table presents selected financial data for the three months ended September 30, 2015 and 2014 (in thousands, except percentages and per share data):

	For the three months ended September 30,
	2015	2014
Revenues	$1,699,128	$1,566,711
Revenues increase (decrease) from prior year	8.5%	(2.4)%
Restructuring expenses	$301	$398
Gain on sale of building	$—	$11,749
Operating income	$69,966	$73,597
Operating income as a percentage of revenues	4.1%	4.7%
Net income attributable to EMCOR Group, Inc.	$41,522	$45,024
Diluted earnings per common share from continuing operations	$0.66	$0.68
The results of our operations for the 2015 third quarter set new Company records for a third quarter in terms of revenues and were attributable to increased revenues from all of our reportable segments. Overall operating income and operating margin (operating income as a percentage of revenues) decreased in the 2015 third quarter compared to the 2014 third quarter as the results of our operations in the 2014 third quarter included an $11.7 million gain on the sale of a building. Increases in both operating income and operating margin within our United States industrial services segment and our United States electrical construction and facilities services segment were partially offset by decreases in operating income and operating margin within our United States building services segment and our United States mechanical construction and facilities services segment.
We completed an acquisition during the first nine months of 2015 for an immaterial amount. The results of the acquired company, which primarily provides mechanical construction services, have been included in our United States mechanical construction and facilities services segment; the acquired company expands our service capabilities into new technical areas.
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
Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended September 30,
	2015	% of Total	2014	% of Total
Revenues:
United States electrical construction and facilities services	$344,389	20%	$314,666	20%
United States mechanical construction and facilities services	587,522	35%	565,227	36%
United States building services	428,270	25%	427,564	27%
United States industrial services	241,946	14%	172,452	11%
Total United States operations	1,602,127	94%	1,479,909	94%
United Kingdom building services	97,001	6%	86,802	6%
Total worldwide operations	$1,699,128	100%	$1,566,711	100%

	For the nine months ended September 30,
	2015	% of Total	2014	% of Total
Revenues:
United States electrical construction and facilities services	$1,009,585	20%	$958,295	20%
United States mechanical construction and facilities services	1,652,551	33%	1,616,794	34%
United States building services	1,303,389	26%	1,293,750	27%
United States industrial services	699,839	14%	581,642	12%
Total United States operations	4,665,364	94%	4,450,481	94%
United Kingdom building services	275,536	6%	259,688	6%
Total worldwide operations	$4,940,900	100%	$4,710,169	100%
As described below in more detail, our revenues for the three months ended September 30, 2015 increased to $1.70 billion compared to $1.57 billion for the three months ended September 30, 2014, and our revenues for the nine months ended September 30, 2015 increased to $4.94 billion compared to $4.71 billion for the nine months ended September 30, 2014. The increase in revenues for both periods was primarily attributable to: (a) increased demand for our industrial field services within our United States industrial services segment, (b) increased revenues from both of our domestic construction segments and (c) increased revenues from our mobile mechanical services operations within our United States building services segment. Revenues increased for the nine months ended September 30, 2015 within our United States industrial services segment despite a nationwide strike by union employees of certain major oil refineries that negatively impacted the first half of 2015.
Revenues of our United States electrical construction and facilities services segment were $344.4 million and $1,009.6 million for the three and nine months ended September 30, 2015, respectively, compared to revenues of $314.7 million and $958.3 million for the three and nine months ended September 30, 2014, respectively. The increase in revenues for both periods was primarily attributable to an increase in revenues from commercial, manufacturing and healthcare construction projects, partially offset by a decrease in revenues from institutional construction projects. In addition, the increase in revenues of this segment for the nine months ended September 30, 2015 was attributable to an increase in revenues from transportation projects, mainly within the New York City and Los Angeles markets.

Our United States mechanical construction and facilities services segment revenues for the three months ended September 30, 2015 were $587.5 million, a $22.3 million increase compared to revenues of $565.2 million for the three months ended September 30, 2014. Revenues of this segment for the nine months ended September 30, 2015 were $1,652.6 million, a $35.8 million increase compared to revenues of $1,616.8 million for the nine months ended September 30, 2014. The increase in revenues for the three months ended September 30, 2015 was primarily attributable to an increase in revenues from manufacturing and commercial construction projects, partially offset by a decline in revenues from water and wastewater and healthcare construction projects. The increase in revenues for the nine months ended September 30, 2015 was primarily attributable to an increase in revenues from commercial and institutional construction projects, partially offset by a decline in revenues from manufacturing and water and wastewater construction projects.The results for the three and nine months ended September 30, 2015 included $1.7 million and $1.9 million, respectively, of revenues generated by the company acquired in 2015.
Revenues of our United States building services segment for the three months ended September 30, 2015 increased by $0.7 million compared to the three months ended September 30, 2014, and revenues for the nine months ended September 30, 2015 increased by $9.6 million compared to the nine months ended September 30, 2014. The increase in revenues for both periods was primarily attributable to increased revenues from: (a) our mobile mechanical services operations, in part due to significant activity in the northern California and New England regions and greater repair service activities, and (b) our energy services operations. These increases for both periods were partially offset by decreased revenues from: (a) our government site-based services operations as a result of the completion of two large long-term site-based joint venture projects not renewed pursuant to rebid and (b) our commercial site-based services operations as a result of a decline in add-on project activities. In addition, the increase in revenues of this segment for the nine months ended September 30, 2015 was partially offset by: (a) a decrease in revenues of its snow removal activities, as a result of less snowfall in geographical areas in which many of our contracts are based on a per snow event basis, and (b) a decrease in revenues from supplier management contracts.
Revenues of our United States industrial services segment for the three months ended September 30, 2015 increased by $69.5 million compared to the three months ended September 30, 2014, and revenues for the nine months ended September 30, 2015 increased by $118.2 million compared to the nine months ended September 30, 2014. The increase in revenues for both periods was primarily due to large capital and maintenance project activity within our industrial field services operations. Revenues increased for the nine months ended September 30, 2015 within this segment despite a nationwide strike by union employees of certain major oil refineries that negatively impacted the first half of 2015.
Our United Kingdom building services segment revenues were $97.0 million for the three months ended September 30, 2015 compared to revenues of $86.8 million for the three months ended September 30, 2014, and revenues were $275.5 million for the nine months ended September 30, 2015 compared to revenues of $259.7 million for the nine months ended September 30, 2014. The increase in revenues for the three and nine months ended September 30, 2015 was due to an increase in activity in the commercial market, in part due to several new contract awards as well as growth within our existing contract portfolio, partially offset by a decrease of $7.6 million and $24.7 million, respectively, relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar.
Backlog
The following table presents our operating segment backlog from unrelated entities and their respective percentages of total backlog (in thousands, except for percentages):

	September 30, 2015	% of Total	December 31, 2014	% of Total	September 30, 2014	% of Total
Backlog:
United States electrical construction and facilities services	$1,163,986	31%	$1,176,372	32%	$1,116,345	30%
United States mechanical construction and facilities services	1,653,393	44%	1,473,018	41%	1,594,511	43%
United States building services	725,257	19%	732,960	20%	742,461	20%
United States industrial services	72,691	2%	101,154	3%	97,863	3%
Total United States operations	3,615,327	96%	3,483,504	96%	3,551,180	96%
United Kingdom building services	149,891	4%	150,084	4%	144,136	4%
Total worldwide operations	$3,765,218	100%	$3,633,588	100%	$3,695,316	100%
Our backlog at September 30, 2015 was $3.77 billion compared to $3.63 billion at December 31, 2014 and $3.70 billion at September 30, 2014. The increase in backlog at September 30, 2015 compared to backlog at December 31, 2014 was primarily attributable to an increase in backlog from our United States mechanical construction and facilities services segment, partially offset by lower backlog from our other reportable segments. The decrease in backlog from our United Kingdom building services segment at September 30, 2015 compared to its backlog at December 31, 2014 was attributable to the effect of unfavorable exchange rates for the British pound versus the United States dollar. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We include a project within our backlog at such time as a contract is awarded. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of services contracts. However, we do not include in backlog contracts for which we are paid on a time and material basis and a fixed amount cannot be determined, and if the remaining term of a services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the contract award. Our backlog also includes amounts related to services contracts for which a fixed price contract value is not assigned when a reasonable estimate of total revenues can be made from budgeted amounts agreed to with our customer. Our backlog is comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business and (d) claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider recovery to be probable. Such claim amounts were immaterial for all periods presented. Our backlog does not include anticipated revenues from unconsolidated joint ventures or variable interest entities and anticipated revenues from pass-through costs on contracts for which we are acting in the capacity of an agent and which are reported on the net basis. We believe our backlog is firm, although many contracts are subject to cancellation at the election of our customers. Historically, cancellations have not had a material adverse effect on us.
Cost of sales and Gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Cost of sales	$1,463,726	$1,344,482	$4,249,042	$4,051,496
Gross profit	$235,402	$222,229	$691,858	$658,673
Gross profit, as a percentage of revenues	13.9%	14.2%	14.0%	14.0%
Our gross profit increased by $13.2 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Gross profit increased by $33.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in gross profit for the three months ended September 30, 2015 was attributable to improved profitability within our United States industrial services segment and our United States electrical construction and facilities services segment. The increase in gross profit for the nine months ended September 30, 2015 was attributable to improved profitability within all of our reportable segments, other than our United Kingdom building services segment. Our gross profit margin was 13.9% and 14.0% for the three and nine months ended September 30, 2015, respectively. Gross profit margin was 14.2% and 14.0% for the three and nine months ended September 30, 2014, respectively. Gross profit margin for the three months ended September 30, 2015 declined within all of our reportable segments, other than our United States electrical construction and facilities services segment. The decline in gross profit margin was primarily attributable to: (a) a decrease in the billing rates and related gross profit margins within our industrial shop services operations due to competitive market conditions resulting from decreased demand for new heat exchangers as a result of volatility in crude oil prices that led to a curtailment in capital spending and (b) a decrease in gross profit margin from water and wastewater and healthcare construction projects within the United States mechanical construction and facilities services segment.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Selling, general and administrative expenses	$165,135	$159,983	$488,117	$454,243
Selling, general and administrative expenses, as a percentage of revenues	9.7%	10.2%	9.9%	9.6%
Our selling, general and administrative expenses for the three months ended September 30, 2015 increased by $5.2 million to $165.1 million compared to $160.0 million for the three months ended September 30, 2014. Selling, general and administrative expenses for the nine months ended September 30, 2015 increased by $33.9 million to $488.1 million compared to $454.2 million for the nine months ended September 30, 2014. Selling, general and administrative expenses as a percentage of revenues were 9.7% and 9.9% for the three and nine months ended September 30, 2015, respectively, compared to 10.2% and 9.6% for the three and nine months ended September 30, 2014, respectively. The increase in selling, general and administrative expenses for both periods was due to higher employee related costs such as salaries, incentive compensation and medical insurance costs, as well as certain other costs including the provision for doubtful accounts and computer hardware and software expenses, partially offset by a decrease in legal costs. The increase in salaries was attributable to an increase in headcount due to higher anticipated revenues than in the same prior year periods, as well as cost of living adjustments and merit pay increases. Increased incentive compensation was principally due to higher projected annual operating results than in the same prior year periods, which resulted in increased accruals for certain of our incentive compensation plans. The decrease in SG&A margin for the three months ended September 30, 2015 was partially attributable to: (a) an increase in revenues without commensurate increases in our overhead cost structure, including salaries and certain other expenses, and (b) a decrease in legal costs. The increase in SG&A margin for the nine months ended September 30, 2015 was partially attributable to an increase in revenues from our United States industrial services segment which generates relatively higher SG&A margins than our other reportable segments.
Restructuring expenses
Restructuring expenses were $0.3 million and $0.7 million for the three and nine months ended September 30, 2015, respectively. Restructuring expenses for the three months ended September 30, 2015 included $0.3 million of employee severance obligations. Restructuring expenses for the nine months ended September 30, 2015 included $0.8 million of employee severance obligations and the reversal of $0.1 million relating to the termination of leased facilities. Restructuring expenses were $0.4 million and $0.8 million for the three and nine months ended September 30, 2014, respectively. Restructuring expenses for the three months ended September 30, 2014 included $0.4 million of employee severance obligations. Restructuring expenses for the nine months ended September 30, 2014 included $0.6 million of employee severance obligations and $0.2 million relating to the termination of leased facilities. As of September 30, 2015, the balance of these restructuring obligations yet to be paid was $0.5 million, the majority of which is expected to be paid during 2015. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2015.
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
Operating income
The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended September 30,
	2015	% of Segment Revenues	2014	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$25,528	7.4%	$20,666	6.6%
United States mechanical construction and facilities services	26,926	4.6%	30,206	5.3%
United States building services	16,027	3.7%	19,388	4.5%
United States industrial services	14,340	5.9%	7,385	4.3%
Total United States operations	82,821	5.2%	77,645	5.2%
United Kingdom building services	3,358	3.5%	3,082	3.6%
Corporate administration	(15,912)	—	(18,481)	—
Restructuring expenses	(301)	—	(398)	—
Gain on sale of building	—	—	11,749	—
Total worldwide operations	69,966	4.1%	73,597	4.7%
Other corporate items:
Interest expense	(2,226)		(2,397)
Interest income	157		186
Income from continuing operations before income taxes	$67,897		$71,386

	For the nine months ended September 30,
	2015	% of Segment Revenues	2014	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$67,479	6.7%	$67,162	7.0%
United States mechanical construction and facilities services	80,191	4.9%	78,052	4.8%
United States building services	54,944	4.2%	53,606	4.1%
United States industrial services	44,588	6.4%	43,155	7.4%
Total United States operations	247,202	5.3%	241,975	5.4%
United Kingdom building services	8,570	3.1%	12,647	4.9%
Corporate administration	(52,031)	—	(50,192)	—
Restructuring expenses	(742)	—	(799)	—
Gain on sale of building	—	—	11,749	—
Total worldwide operations	202,999	4.1%	215,380	4.6%
Other corporate items:
Interest expense	(6,650)		(6,887)
Interest income	515		641
Income from continuing operations before income taxes	$196,864		$209,134
As described below in more detail, operating income was $70.0 million and $203.0 million for the three and nine months ended September 30, 2015, respectively, compared to $73.6 million and $215.4 million for the three and nine months ended September 30, 2014, respectively. Operating margin was 4.1% for each of the three and nine months ended September 30, 2015 compared to 4.7% and 4.6% for the three and nine months ended September 30, 2014, respectively. The decreases in operating income and operating margin for three and nine months ended September 30, 2015 were attributable to an $11.7 million gain on the sale of a building included within the results of operations for the same prior year periods.
Operating income of our United States electrical construction and facilities services segment for the three and nine months ended September 30, 2015 was $25.5 million and $67.5 million, respectively, compared to operating income of $20.7 million and $67.2 million for the three and nine months ended September 30, 2014, respectively. The increase in operating income for both periods was due to an increase in gross profit from: (a) commercial construction projects, partially due to profits recognized on contracts in the Mid-Atlantic and Pacific Northwest regions and (b) healthcare construction projects, partially offset by a decrease in gross profit from transportation and institutional construction projects and an increase in selling, general and administrative expenses due to higher employee related costs such as incentive compensation and salaries. The increase in incentive compensation was principally due to higher projected annual operating results than in the same prior year period, which resulted in increased accruals for certain of our incentive compensation plans. The increase in operating margin for the three months ended September 30, 2015 was attributable to an increase in gross profit margin. The decrease in operating margin for the nine months ended September 30, 2015 was attributable to an increase in the ratio of selling, general and administrative expenses to revenues resulting from an increase in incentive compensation due to higher projected annual operating results than in the same prior year period.
Our United States mechanical construction and facilities services segment operating income for the three months ended September 30, 2015 was $26.9 million, a $3.3 million decrease compared to operating income of $30.2 million for the three months ended September 30, 2014. Operating income for the nine months ended September 30, 2015 was $80.2 million, a $2.1 million increase compared to operating income of $78.1 million for the nine months ended September 30, 2014. The decrease in operating income for the three months ended September 30, 2015 was attributable to a decline in gross profit from water and wastewater and healthcare construction projects, partially offset by an increase in gross profit from manufacturing construction projects. Operating income for the nine months ended September 30, 2015 was favorably impacted by an increase in gross profit from commercial and institutional construction projects, partially offset by a decrease in gross profit from healthcare construction projects and an increase in selling, general and administrative expenses. The results for the nine months ended September 30, 2014 included the receipt of $3.0 million from former shareholders of a company we had acquired as a result of a settlement of a claim by us under the acquisition agreement; this payment was recorded as a reduction of “Cost of sales” in the Condensed Consolidated Statements of Operations. The decrease in operating margin for the three months ended September 30, 2015 was attributable to a decrease in gross profit margin. Operating margin for the nine months ended September 30, 2015 remained relatively unchanged at 4.9% compared to 4.8% for the nine months ended September 30, 2014. The results for the three and nine months ended September 30, 2015 included operating losses of less than $0.1 million and $0.2 million, respectively, incurred by a company acquired in 2015.

Operating income of our United States building services segment for the three months ended September 30, 2015 decreased by $3.4 million compared to operating income for the three months ended September 30, 2014, and its operating income for the nine months ended September 30, 2015 increased by $1.3 million compared to the nine months ended September 30, 2014. The decrease in operating income for the three months ended September 30, 2015 was primarily attributable to: (a) a decrease in gross profit from our government site-based services operations as a result of the completion of two large long-term site-based joint venture projects not renewed pursuant to rebid and (b) an increase in selling, general and administrative expenses such as salaries, and the provision for doubtful accounts. The increase in operating income for the nine months ended September 30, 2015 was primarily attributable to increased gross profit from: (a) our mobile mechanical services operations, partially due to increased profitability in projects, retrofits, repair services work and service contracts, and (b) our commercial site-based services operations. For the nine months ended September 30, 2015, these increases were partially offset by a decrease in operating income from: (a) our energy services operations as, in the same prior year period, we benefited from the successful completion of a large project and (b) our government site-based services operations as a result of the completion of two large long-term site-based joint venture projects not renewed pursuant to rebid. The results for the nine months ended September 30, 2015 included income of approximately $2.7 million, net of associated legal costs, upon the favorable settlement of a claim by us against the former owner of a company we had previously acquired within our commercial site-based services operations. The decrease in operating margin for the three months ended September 30, 2015 was attributable to an increase in the ratio of selling, general and administrative expenses to revenues due to an increase in revenues from our mobile mechanical services operations, which generate relatively higher SG&A margins than the other divisions within this segment due to the nature of their overhead cost structure. Operating margin for the nine months ended September 30, 2015 remained relatively unchanged at 4.2% compared to 4.1% for the nine months ended September 30, 2014.
Operating income of our United States industrial services segment for the three months ended September 30, 2015 increased by $7.0 million compared to operating income for the three months ended September 30, 2014, and its operating income for the nine months ended September 30, 2015 increased by $1.4 million compared to the nine months ended September 30, 2014. The increase in operating income for both periods was primarily attributable to large capital and maintenance project activity within our industrial field services operations, partially offset by: (a) a decrease in the billing rates and related gross profit margins within our industrial shop services operations due to competitive market conditions resulting from decreased demand for new heat exchangers as a result of volatility in crude oil prices that led to a curtailment in capital spending and (b) an increase in selling, general and administrative expenses due to higher employee related costs such as employee benefits and salaries, partially as a result of increased headcount due to higher field services volume. In addition, the increase in operating income for the nine months ended September 30, 2015 was partially offset by the mix of work in our industrial shop services operations, which included fewer repair projects, than in the same prior year period, that generate relatively high gross profit margins. Operating income increased for the nine months ended September 30, 2015 within this segment despite the negative impact of a nationwide strike by union employees of certain major oil refineries, which led to the deferral of, or may lead to the potential loss of certain turnaround projects that generate relatively high gross profit margins. The increase in operating margin for the three months ended September 30, 2015 was attributable to a decrease in the ratio of selling, general and administrative expenses to revenues due to an increase in revenues without commensurate increases in our overhead cost structure, including salaries and certain other expenses. The decrease in operating margin for the nine months ended September 30, 2015 was attributable to a decrease in gross profit margin.
Our United Kingdom building services segment operating income was $3.4 million and $8.6 million for the three and nine months ended September 30, 2015, respectively, compared to operating income of $3.1 million and $12.6 million for the three and nine months ended September 30, 2014, respectively. The increase in operating income for the three months ended September 30, 2015 was primarily attributable to an increase in gross profit from project activity within the commercial market. The decrease in operating income and operating margin for the nine months ended September 30, 2015 was primarily attributable to the impact of $4.8 million of income recognized in the second quarter of 2014 as a result of a reduction in the estimate of certain accrued contract costs that were no longer expected to be incurred. This segment recorded a decrease in operating income of $0.3 million and $0.8 million for the three and nine months ended September 30, 2015, respectively, relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. Operating margin for the three months ended September 30, 2015 remained relatively unchanged at 3.5% compared to 3.6% for the three months ended September 30, 2014.
Our corporate administration operating loss for the three months ended September 30, 2015 was $15.9 million compared to $18.5 million for the three months ended September 30, 2014. Our corporate administration operating loss for the nine months ended September 30, 2015 was $52.0 million compared to $50.2 million for the nine months ended September 30, 2014. The decrease in expenses for the three months ended September 30, 2015 was primarily due to a decrease in certain expenses, including legal and software licensing costs. The increase in expenses for the nine months ended September 30, 2015 was primarily due to an increase in certain employment costs, such as incentive compensation and salaries, as well as certain other expenses including legal costs. The increase in incentive compensation was partially due to higher projected annual operating results than in the same prior year period, which resulted in increased accruals for certain of our incentive compensation plans.

Interest expense for the three months ended September 30, 2015 and 2014 was $2.2 million and $2.4 million, respectively. Interest expense for the nine months ended September 30, 2015 and 2014 was $6.7 million and $6.9 million, respectively. Interest income for each of the three months ended September 30, 2015 and 2014 was $0.2 million. Interest income for the nine months ended September 30, 2015 and 2014 was $0.5 million and $0.6 million, respectively.
For the three months ended September 30, 2015 and 2014, our income tax provision from continuing operations was $25.7 million and $24.0 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 38.0% and 37.6%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended September 30, 2015 and 2014, inclusive of discrete items, were 38.1% and 34.5%, respectively. For the nine months ended September 30, 2015 and 2014, our income tax provision from continuing operations was $74.7 million and $75.4 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.9% and 37.6%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the nine months ended September 30, 2015 and 2014, inclusive of discrete items, were 38.0% and 36.6%, respectively. The decrease in the income tax provision for the nine months ended September 30, 2015 was primarily due to decreased income before income taxes. The increase in the actual income tax rates on income from continuing operations was primarily due to changes in discrete items and the mix of earnings among various jurisdictions.
Discontinued operations
Due to a historical pattern of losses in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future, we announced during the quarter ended June 30, 2013 our decision to withdraw from the construction market in the United Kingdom. During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for all periods are presented in our Condensed Consolidated Financial Statements as discontinued operations.
Liquidity and Capital Resources
The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the nine months ended September 30,
	2015	2014
Net cash provided by operating activities	$95,581	$108,994
Net cash used in investing activities	$(22,298)	$(13,308)
Net cash used in financing activities	$(58,740)	$(97,474)
Effect of exchange rate changes on cash and cash equivalents	$(1,199)	$(579)
Our consolidated cash balance increased by approximately $13.3 million from $432.1 million at December 31, 2014 to $445.4 million at September 30, 2015. Net cash provided by operating activities for the nine months ended September 30, 2015 was $95.6 million compared to $109.0 million of net cash provided by operating activities for the nine months ended September 30, 2014. The decrease in cash provided by operating activities was primarily due to a $134.3 million increase in our accounts receivable balances resulting from an increase in revenues and related billings, partially offset by a $46.6 million increase in our accounts payable balances. Net cash used in investing activities was $22.3 million for the nine months ended September 30, 2015 compared to net cash used in investing activities of $13.3 million for the nine months ended September 30, 2014. Net cash used in financing activities for the nine months ended September 30, 2015 decreased by approximately $38.7 million compared to the nine months ended September 30, 2014. The decrease in net cash used in financing activities was primarily due to a decrease in funds used for the repurchase of common stock, partially offset by an increase in distributions to noncontrolling interests. Cash flows from discontinued operations were immaterial and are not expected to significantly affect future liquidity.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Term Loan (including interest currently at 1.44%) (1)	$332.9	$22.1	$43.4	$267.4	$—
Capital lease obligations	2.4	1.3	0.8	0.3	—
Operating leases	232.1	56.1	82.0	46.4	47.6
Open purchase obligations (2)	949.1	719.4	219.1	10.6	—
Other long-term obligations, including current portion (3)	360.6	41.5	307.6	11.5	—
Liabilities related to uncertain income tax positions	5.6	4.5	—	—	1.1
Total Contractual Obligations	$1,882.7	$844.9	$652.9	$336.2	$48.7

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$95.2	$5.3	$89.9	$—	$—
 _________

(1)
On November 25, 2013, we entered into a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan"), (collectively referred to as the "2013 Credit Agreement"). The proceeds of the Term Loan were used to repay amounts drawn under our prior credit agreement. As of September 30, 2015, the amount outstanding under the Term Loan was $319.4 million.

(2)
Represents open purchase orders for material and subcontracting costs related to construction and services contracts. These purchase orders are not reflected in EMCOR’s Condensed Consolidated Balance Sheets and should not impact future cash flows, as amounts should be recovered through customer billings.

(3)
Represents primarily insurance related liabilities and liabilities for deferred income taxes, incentive compensation and deferred compensation, classified as other long-term liabilities in the Condensed Consolidated Balance Sheets. Cash payments for insurance and deferred compensation related liabilities may be payable beyond three years, but it is not practical to estimate these payments; therefore, these liabilities are reflected in the 1-3 years payment period. We provide funding to our post retirement plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated and, therefore, have not been included in the table.

Until November 25, 2013, we had a revolving credit agreement (the "2011 Credit Agreement"), as amended, which provided for a revolving credit facility of $750.0 million. The 2011 Credit Agreement was effective November 21, 2011. Effective November 25, 2013, we amended and restated the 2011 Credit Agreement to provide for a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan") (collectively referred to as the "2013 Credit Agreement") expiring November 25, 2018. The proceeds of the Term Loan were used to repay amounts drawn under the 2011 Credit Agreement. We may increase the 2013 Revolving Credit Facility to $1.05 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of available capacity under the 2013 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2013 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2013 Revolving Credit Facility and the Term Loan contain various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of September 30, 2015 and December 31, 2014. A commitment fee is payable on the average daily unused amount of the 2013 Revolving Credit Facility, which ranges from 0.20% to 0.30%, based on certain financial tests. The fee is 0.20% of the unused amount as of September 30, 2015. Borrowings under the 2013 Credit Agreement bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2015) plus 0.25% to 0.75%, based on certain financial tests or (2) United States dollar LIBOR (0.19% at September 30, 2015) plus 1.25% to 1.75%, based on certain financial tests. The interest rate in effect at September 30, 2015 was 1.44%. Fees for letters of credit issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized approximately $3.0 million of debt issuance costs associated with the 2013 Credit Agreement. This amount is being amortized over the life of the agreement and is included as part of interest expense. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended March 31, 2014, in the amount of $4.4 million, with a payment of all unpaid principal and interest due on November 25, 2018. As of September 30, 2015 and December 31,

2014, the balance of the Term Loan was $319.4 million and $332.5 million, respectively. As of September 30, 2015 and December 31, 2014, we had approximately $95.0 million and $95.5 million of letters of credit outstanding, respectively. There were no borrowings outstanding under the 2013 Revolving Credit Facility at September 30, 2015 and December 31, 2014.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2015, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.2 billion. Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013 and October 23, 2014, our Board of Directors authorized us to repurchase up to an additional $100.0 million and $250.0 million of our outstanding common stock, respectively. During 2015, we repurchased approximately 0.5 million shares of our common stock for approximately $23.0 million. Since the inception of the repurchase programs through September 30, 2015, we have repurchased 8.1 million shares of our common stock for approximately $306.5 million. As of September 30, 2015, there remained authorization for us to repurchase approximately $143.5 million of our shares. On October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $200.0 million of our outstanding common stock. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Repurchases may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
We have paid quarterly dividends since October 25, 2011. We expect that such quarterly dividends will be paid in the foreseeable future. Prior to October 25, 2011, no cash dividends had been paid on the Company's common stock. We currently pay a regular quarterly dividend of $0.08 per share. Our 2013 Credit Agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay a quarterly dividend of $0.08 per share for the foreseeable future. The payment of dividends has been and will be funded from our operations.
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2013 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. However, negative macroeconomic trends may have an adverse effect on liquidity. Short-term liquidity is also impacted by the type and length of construction contracts in place and large turnaround activities in our United States industrial services segment that are billed in arrears pursuant to contractual terms that are standard within the industry. During economic downturns, there have been typically fewer small discretionary projects from the private sector, and our competitors have aggressively bid larger long-term infrastructure and public sector contracts. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Cost and estimated earnings in excess of billings on uncompleted contracts”, were $260.9 million and $265.4 million as of September 30, 2015 and December 31, 2014, respectively.
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
Certain Insurance Matters
As of September 30, 2015 and December 31, 2014, we utilized approximately $92.4 million and $94.6 million, respectively, of letters of credit obtained under our 2013 Revolving Credit Facility as collateral for our insurance obligations.
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

Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill and ultimately collect unbilled revenues. The profit associated with claim amounts is not recognized until the claim has been settled and payment has been received. We did not recognize any material amounts associated with claim settlements during the periods presented. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the condensed consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of services for maintenance, repair and retrofit work consistent with the performance of services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. There were no significant losses recognized during the three and nine months ended September 30, 2015 and 2014.
Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. At September 30, 2015 and December 31, 2014, our accounts receivable of $1,333.8 million and $1,234.2 million, respectively, included allowances for doubtful accounts of $11.5 million and $10.4 million, respectively. The increase in our allowance for doubtful accounts was primarily due to the increase in our provision for doubtful accounts, primarily within our United States building services segment and our United States electrical construction and facilities services segment. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated insurance liabilities for workers' compensation, automobile liability, general liability and property claims increased by $5.5 million for the nine months ended September 30, 2015 compared to the year ended December 31, 2014. If our estimated insurance liabilities for workers' compensation, automobile liability, general liability and property claims had increased by 10%, it would have resulted in $14.1 million of additional expense for the nine months ended September 30, 2015.
Income Taxes
We had net deferred income tax liabilities at September 30, 2015 and December 31, 2014 of $125.4 million and $127.8 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liabilities are deferred income tax assets. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of September 30, 2015 and December 31, 2014, the total valuation allowance on deferred income tax assets for each period, related solely to state net operating carryforwards, was approximately $2.0 million.

Goodwill and Identifiable Intangible Assets
As of September 30, 2015, we had $834.7 million and $474.2 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2014, goodwill and net identifiable intangible assets were $834.1 million and $502.1 million, respectively. The changes to goodwill since December 31, 2014 were related to the acquisition of a company during 2015. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead must be tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 13, "Segment Information", of the notes to condensed consolidated financial statements. In assessing whether our goodwill is impaired, we utilize the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. No impairment of our goodwill was recognized during the three and nine months ended September 30, 2015 and 2014.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. No impairment of our trade names was recognized during the three and nine months ended September 30, 2015 and 2014.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. No impairment of our other identifiable intangible assets was recognized during the three and nine months ended September 30, 2015 and 2014.
As of September 30, 2015, we had $834.7 million of goodwill on our balance sheet and, of this amount, approximately 46.1% relates to our United States industrial services segment, 27.4% relates to our United States building services segment, approximately 26.1% relates to our United States mechanical construction and facilities services segment and approximately 0.4% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, October 1, 2014, the carrying values of our United States industrial services segment, our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment were approximately $748.1 million, $474.3 million, $261.4 million and $60.4 million, respectively. The fair values of our United States industrial services segment, our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment exceeded their carrying values by approximately $48.7 million, $129.7 million, $598.0 million, and $523.2 million, respectively. The weighted average cost of capital used in testing goodwill for impairment was 12.2%, 12.8% and 11.2% for our domestic construction segments, our United states building services segment and our United States industrial services segment, respectively. The perpetual growth rate used was 2.7% for all of our domestic segments.
We have certain businesses, particularly within our United States industrial services segment, whose results are highly impacted by the demand for some of our offerings within the industrial and oil and gas markets. Future performance of this segment, along with a continued evaluation of the conditions of its end user markets, will be important to ongoing impairment assessments. Should this segment's actual results suffer a decline or expected future results be revised downward, the risk of goodwill impairment or impairment of other identifiable intangible assets would increase.

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
Although we have not yet conducted our October 1, 2015 goodwill and other impairment tests, there have been no impairments recognized through the first nine months of 2015. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the nine months ended September 30, 2015, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2013 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2013 Credit Agreement bear interest at variable rates. As of September 30, 2015, there were no borrowings outstanding under the 2013 Revolving Credit Facility and the balance of the Term Loan was $319.4 million. This instrument bears interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2015) plus 0.25% to 0.75% based on certain financial tests or (2) United States dollar LIBOR (0.19% at September 30, 2015) plus 1.25% to 1.75% based on certain financial tests. The interest rate in effect at September 30, 2015 was 1.44%. Based on the $319.4 million borrowings outstanding under the 2013 Credit Agreement, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.5 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.5 million in the next twelve months. Fees for letters of credit issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. The 2013 Credit Agreement expires on November 25, 2018. There is no guarantee that we will be able to renew the 2013 Credit Agreement at its expiration.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. – OTHER INFORMATION.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made during the quarter ended September 30, 2015 by us:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs
July 1, 2015 to July 31, 2015	None	None	None	$145,319,304
August 1, 2015 to August 31, 2015	None	None	None	$145,319,304
September 1, 2015 to September 30 2015	41,495	$43.93	None	$143,495,236

(1)
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013 and October 23, 2014, our Board of Directors authorized us to repurchase up to an additional $100.0 million and $250.0 million of our outstanding common stock, respectively. As of September 30, 2015, there remained authorization for us to repurchase approximately $143.5 million of our shares. On October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $200.0 million of our outstanding common stock. No shares have been repurchased since the programs have been announced other than pursuant to these publicly announced programs. Repurchases may be made from time to time as permitted by securities laws and other legal requirements.

ITEM 6.   EXHIBITS.
For the list of exhibits, see the Exhibit Index immediately following the signature page hereof, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 29, 2015

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
Exhibit 4(a) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K")
4(b)	Fourth Amended and Restated Security Agreement dated as of November 25, 2013 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to 2013 Form 10-K
4(c)	Fourth Amended and Restated Pledge Agreement dated as of November 25, 2013 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to 2013 Form 10-K
4(d)	Third Amended and Restated Guaranty Agreement dated as of November 25, 2013 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to 2013 Form 10-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(h-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(i-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(i-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(i-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(i-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(j-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(j-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(j-3)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)
10(k-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-2)	Third Amendment to Severance Agreement dated June 4, 2015 between EMCOR and Sheldon I. Cammaker	Exhibit 10(k-2) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 ("June 2015 Form 10-Q")
10(l-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(l-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(l-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(l-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 ("March 2012 Form 10-Q")
10(l-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR's Quarterly Report on Form 10Q for the quarter ended March 31, 2014
10(l-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(m-1)	2003 Non-Employee Directors’ Stock Option Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held on June 12, 2003 (“2003 Proxy Statement”)
10(m-2)	First Amendment to 2003 Non-Employee Directors’ Plan	Exhibit 10(u-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)
10(n)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(o)	Consents on December 15, 2009 to Transfer Stock Options by Non-Employee Directors	Exhibit 10(z) to 2009 Form 10-K
10(p-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007
10(p-2)	Option Agreement dated December 13, 2007 under 2007 Incentive Plan between Jerry E. Ryan and EMCOR	Exhibit 10(h)(h-2) to 2007 Form 10-K
10(p-3)	Option Agreement dated December 15, 2008 under 2007 Incentive Plan between David Laidley and EMCOR	Exhibit 10.1 to Form 8-K (Date of Report December 15, 2008)
10(p-4)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K
10(q-1)	Amended and Restated 2010 Incentive Plan	Filed herewith
10(q-2)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(q-3)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(r)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
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
Exhibit 10(o)(o) to 2011 Form 10-K
10(u)	Restricted Stock Unit Agreement dated May 9, 2011 between EMCOR and Anthony J. Guzzi	Exhibit 10(o)(o) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10(v)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(w)	Form of Restricted Stock Unit Agreement dated March , 2012 between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(o)(o) to the March 31, 2012 Form 10-Q
10(x)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(y)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 ("June 2012 Form 10-Q")
10(z)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K")
10(a)(a)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(b)(b)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(c)(c)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(d)(d)	Restricted Stock Unit Award Agreement dated October 23, 2013 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to 2013 Form 10-K
10(e)(e)	Restricted Stock Unit Award Agreement dated June 11, 2014 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 ("June 2014 Form 10-Q")
10(f)(f)	Restricted Stock Unit Award Agreement dated June 11, 2015 between EMCOR and Stephen W. Bershad	Exhibit 10(f)(f) to the June 30, 2015 Form 10-Q
11	Computation of Basic EPS and Diluted EPS for the three and nine months ended September 30, 2015 and 2014	Note 5 of the Notes to the Condensed Consolidated Financial Statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Exhibit 95 to the June 2015 Form 10-Q
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Condensed Consolidated Financial Statements.
Filed