Form 10-K
period 2015-12-31
EMCOR GROUP INC
filed 2016-02-25
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,245,000,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the New York Stock Exchange reported for such date. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock (based solely on filings of such 5% holders) have been excluded from such calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of the registrant’s common stock outstanding as of the close of business on February 22, 2016: 60,659,492 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III. Portions of the definitive proxy statement for the 2016 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

[This Page Intentionally Left Blank]

FORWARD-LOOKING STATEMENTS
Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the “Safe Harbor” provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including market share growth, gross profit, project mix, projects with varying profit margins, selling, general and administrative expenses, and trends in our business and other characterizations of future events or circumstances. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our website and in other material released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report, and in our Forms 10-Q for the three months ended March 31, 2015, June 30, 2015 and September 30, 2015 and in other reports filed by us from time to time with the SEC as well as in press releases, in our presentations, on our website and in other material released to the public. Such risks, uncertainties and assumptions are difficult to predict, beyond our control and may turn out to be inaccurate causing actual results to differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

[This Page Intentionally Left Blank]

PART I

ITEM 1. BUSINESS
References to the “Company,” “EMCOR,” “we,” “us,” “our” and similar words refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise.
General
We are one of the largest electrical and mechanical construction and facilities services firms in the United States. In addition, we provide a number of building services and industrial services. In 2015, we had revenues of approximately $6.7 billion. Our services are provided to a broad range of commercial, industrial, utility and institutional customers through approximately 70 operating subsidiaries and joint venture entities. Our executive offices are located at 301 Merritt Seven, Norwalk, Connecticut 06851-1092, and our telephone number at those offices is (203) 849-7800.
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
We provide construction services and building services directly to corporations, municipalities and federal and state governmental entities, owners/developers, and tenants of buildings. We also provide our construction services indirectly by acting as a subcontractor to general contractors, systems suppliers, property managers and other subcontractors. Our industrial services generally are provided directly to refineries and petrochemical plants. Worldwide, as of December 31, 2015, we had approximately 29,000 employees.
Our revenues are derived from many different customers in numerous industries, which have operations in several different geographical areas. Of our 2015 revenues, approximately 94% were generated in the United States and approximately 6% were generated in foreign countries, substantially all in the United Kingdom. In 2015, approximately 33% of revenues were derived from new construction projects, 18% were derived from renovation and retrofit of customer’s existing facilities, 35% were derived from our building services operations, and 14% were derived from our industrial services operations.
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
Our United States electrical and mechanical construction services operations accounted for about 51% of our 2015 revenues, approximately 65% of which were related to new construction and approximately 35% of which were related to renovation and retrofit projects. Due to a historical pattern of losses in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future, we announced during the quarter ended June 30, 2013 our decision to withdraw from the construction market in the United Kingdom. During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for all periods are presented as discontinued operations. Accordingly, we focus in the United Kingdom principally on building services.
We provide electrical and mechanical construction services for both large and small installation and renovation projects. Our largest projects have included those: (a) for institutional purposes (such as educational and correctional facilities and research laboratories); (b) for manufacturing purposes (such as pharmaceutical plants, steel, pulp and paper mills, chemical, food, automotive and semiconductor manufacturing facilities and power generation); (c) for transportation purposes (such as highways, bridges, airports and transit systems); (d) for commercial purposes (such as office buildings, data centers, convention centers, sports stadiums and shopping malls); (e) for hospitality purposes (such as resorts, hotels and casinos); (f) for water and wastewater purposes; and (g) for healthcare purposes. Our largest projects, which typically range in size from $10.0 million up to and occasionally exceeding $150.0 million and are frequently multi-year projects, represented approximately 27% of our worldwide construction services revenues in 2015.
Our projects of less than $10.0 million accounted for approximately 73% of our worldwide construction services revenues in 2015. These projects are typically completed in less than one year. They usually involve electrical and mechanical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use. These projects frequently require electrical and mechanical systems to meet special needs such as critical systems power supply, fire protection systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, new production lines in manufacturing plants, and office arrangements in existing office buildings. They are not usually dependent upon the new construction market. Demand for these projects and types of services is often prompted by the expiration of leases, changes in technology, or changes in the customer’s plant or office layout in the normal course of a customer’s business.
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
These building services, which generated approximately 35% of our 2015 revenues, are provided to owners, operators, tenants and managers of all types of facilities both on a contract basis for a specified period of time and on an individual task order basis. Of our 2015 building services revenues, approximately 87% were generated in the United States and approximately 13% were generated in the United Kingdom.
Our building services operations have built upon our traditional electrical and mechanical services operations and our client relationships to expand the scope of services being offered and to develop packages of services for customers on a regional and national basis.
Demand for our building services is often driven by customers’ decisions to focus on their core competencies, customers’ programs to reduce costs, the increasing technical complexity of their facilities and their mechanical, electrical, voice and data and other systems, and the need for increased reliability, especially in electrical and mechanical systems. These trends have led to outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out those activities that support, but are not directly associated with, the customer’s core business. Clients of our building services business include federal and state governments, utilities, independent power producers, pulp and paper producers, and major corporations engaged in information technology, telecommunications, pharmaceuticals, financial services, publishing and other manufacturing, and large retailers and other businesses with geographically dispersed portfolios throughout the United States.
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
In the Washington D.C. metropolitan area, we provide building services at a number of preeminent buildings, including those that house the Secret Service, The Federal Deposit Insurance Corporation, the National Foreign Affairs Training Center, and the Department of Health and Human Services, as well as other government facilities including the NASA Jet Propulsion Laboratory in Pasadena, California. We also provide building services to a number of military bases, including base operations support services to the Navy National Capital Region and the Army’s Fort Huachuca, Arizona, and are also involved in a joint venture providing building services to the Naval Support Activity Mid-South Base in Tennessee. The agreements pursuant to which this division provides services to the federal government are frequently for a base year and a number of option years exercisable at the sole discretion of the government, are often subject to renegotiation by the government in terms of scope of services, and are subject to termination by the government prior to the expiration of the applicable term.
Our United Kingdom subsidiary primarily focuses on building services and currently provides a broad range of services under multi-year agreements to public and private sector customers, including airlines, airports, real estate property managers, manufacturers and governmental agencies.
Our industrial services business is a recognized leader in the refinery turnaround market and has a growing presence in the petrochemical market. In July 2013, we acquired RepconStrickland, Inc. expanding services we provide to our refinery and petrochemical customers and significantly increasing the size of our industrial services business. Our industrial services business: (a) provides after-market maintenance, repair and cleaning services for highly engineered shell and tube heat exchangers for refineries and petrochemical plants both in the field and at our own shops, including tube and shell repairs, bundle repairs, and extraction services, and (b) designs and manufactures new highly engineered shell and tube heat exchangers. We also perform a broad range of turnaround and maintenance services for critical units of refineries so as to upgrade, repair and maintain them. Such services include turnaround and maintenance services relating to: (i) engineering and planning services in advance of complex refinery turnarounds, (ii) overhaul and maintenance of critical process units (including hydrofluoric alkylation units, fluid catalytic cracking units, coking units, heaters, heat exchangers and related mechanical equipment) during refinery and petrochemical plant shut downs, (iii) replacement and new construction capital projects for refineries and petrochemical plants, and (iv) other related specialty technical services such as (a) welding, including pipe welding, and fabrication; heater, boiler, and reformer repairs and replacements; converter repair and revamps; and vessel, exchanger and tower services; (b) tower and column repairs in refineries and petrochemical facilities; (c) installation and repair of refractory materials for critical units in process plants so as to protect equipment from corrosion, erosion, and extreme temperatures; and (d) acid-proofing services to protect critical components at refineries from chemical exposure.
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
While the building services business is also highly fragmented with most competitors operating in a specific geographic region, a number of large United States based corporations such as AECOM Technology Corporation, Johnson Controls, Inc., Fluor Corp., J&J Worldwide Services, Cushman & Wakefield Inc., CB Richard Ellis, Inc., Jones Lang LaSalle Incorporated, Sodexo, Inc., Aramark Corporation and ABM Industries Incorporated are engaged in this field, as are large original equipment manufacturers such as Carrier Corp. and Trane Inc. In addition, we compete with several regional firms serving all or portions of the markets we target, such as Brickman Valley Crest, Inc., Kellermeyer Bergensons Services, Inc., SMS Assist, LLC and Ferandino & Sons, Inc. Our principal services competitors in the United Kingdom include ISS UK Ltd. and MITIE Group plc. The key competitive factors in the building services business include price, service, quality, technical expertise, geographic scope and the availability of qualified personnel and managers. Due to our size, both financial and geographic, and our technical capability and management experience, we believe we are in a strong competitive position in the building services business. However, there are relatively few barriers to entry to most of our building services businesses.
In our industrial services business, we are a leading North American provider of after-market maintenance and repair services for, and manufacturing of, highly engineered shell and tube heat exchangers and related equipment and a leader in providing specialized services to refineries and petrochemical plants. The market for providing these services and products to refineries and petrochemical plants is highly fragmented and includes large national industrial services providers, as well as numerous regional companies, including JV Industrial Companies Ltd., Matrix Service Company, Starcon, Turner Industries, Team, Inc., Cust-O-Fab, Dunn Heat, and Wyatt Field Service Company. In the manufacture of heat exchangers, we compete with both U.S. and foreign manufacturers. The key competitive factors in the industrial services market include service, quality, ability to respond quickly, technical expertise, price, safety record and availability of qualified personnel. Due to our technical capabilities, safety record and skilled workforce, we believe that we are in a strong competitive position in the industrial services market we serve. Because of the complex tasks associated with turnarounds and the precision required in the manufacture of heat exchangers, we believe that the barriers to entry in this business are significant.
Employees
At December 31, 2015, we employed approximately 29,000 people, approximately 56% of whom are represented by various unions pursuant to more than 375 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.
Backlog
Our backlog at December 31, 2015 was $3.77 billion compared to $3.63 billion of backlog at December 31, 2014. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We include a project within our backlog at such time as a contract is awarded and agreement on contract terms has been reached. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of services contracts. However, we do not include in backlog contracts for which we are paid on a time and material basis and a fixed amount cannot be determined, and if the remaining term of a services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the contract award. Our backlog also includes amounts related to services contracts for which a fixed price contract value is not assigned when a reasonable estimate of total revenues can be made from budgeted amounts agreed to with our customer. Our backlog is comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business and (d) claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider recovery to be probable. Such claim amounts were immaterial for all periods presented. Our backlog does not include anticipated revenues from unconsolidated joint ventures or variable interest entities and anticipated revenues from pass-through costs on contracts for which we are acting in the capacity of an agent and which are reported on the net basis. We believe our backlog is firm, although many contracts are subject to cancellation at the election of our customers. Historically, cancellations have not had a material adverse effect on us. We estimate that 79% of our backlog as of December 31, 2015 will be recognized as revenues during 2016.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, which we refer to as the “SEC”. These filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.
Our Internet address is www.emcorgroup.com. We make available free of charge through www.emcorgroup.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. References to our website addressed in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.
Our Board of Directors has an audit committee, a compensation and personnel committee and a nominating and corporate governance committee. Each of these committees has a formal charter. We also have Corporate Governance Guidelines, which include guidelines regarding related party transactions, a Code of Ethics for our Chief Executive Officer and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees. Copies of these charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, can be obtained free of charge from our website, www.emcorgroup.com.
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
Our business may be adversely affected by significant delays and reductions in government appropriations. Curtailed spending aimed at reducing federal, state and local budget deficits could result in governmental agencies or departments deferring or canceling projects that we might otherwise have sought to perform. Budgetary constraints and ongoing concerns regarding the U.S. national debt may place downward pressure on spending levels of the U.S. government. Some of our businesses derive a significant portion of their revenues from federal, state and local governmental bodies.
An increase in the prices of certain materials used in our businesses could adversely affect our businesses. We are exposed to market risk of increases in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in all of our operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 8,500 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to such projects. Fluctuations in energy prices as well as in commodity prices of materials may adversely affect our customers and as a result cause them to curtail the use of our services. Recent declines in the price of oil have caused some of our refinery customers to curtail or delay maintenance or capital projects. Further declines in the price of oil may adversely affect some of our refinery customers causing them to defer maintenance and/or capital projects performed by companies in our United States industrial services segment or delay purchases or repairs of heat exchangers that are manufactured and repaired by some of our companies.
Our industry is highly competitive. Our industry is served by numerous small, owner-operated private companies, a few public companies and several large regional companies. In addition, relatively few barriers prevent entry into most of our businesses. As a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. Competition in our industry depends on numerous factors, including price. Certain of our competitors have lower overhead cost structures and, therefore, are able to provide their services at lower rates than we are currently able to provide. In addition, some of our competitors have greater resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources necessary to provide services that are superior in quality and lower in price to ours. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industries or maintain a customer base at current levels. We may also face competition from the in-house service organizations of existing or prospective customers, particularly with respect to building services. Many of our customers employ personnel who perform some of the same types of building services that we do. We cannot be certain that our existing or prospective customers will continue to outsource building services in the future.

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
Our unionized workforce could adversely affect our operations, and we participate in many multiemployer union pension plans which could result in substantial liabilities being incurred. As of December 31, 2015, approximately 56% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. However, only two of our collective bargaining agreements are national or regional in scope, and not all of our collective bargaining agreements expire at the same time. Strikes or work stoppages would adversely impact our relationships with our customers and could have a material adverse effect on our financial position, results of operations and cash flows. We contribute to over 200 multiemployer union pension plans based upon wages paid to our union employees that could result in our being responsible for a portion of the unfunded liabilities under such plans. Our potential liability for unfunded liabilities could be material. Under the Employee Retirement Income Security Act, we may become liable for our proportionate share of a multiemployer pension plan’s underfunding, if we cease to contribute to that pension plan or significantly reduce the employees in respect of which we make contributions to that pension plan. See Note 14 - Retirement Plans of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information regarding multiemployer plans.
Fluctuating foreign currency exchange rates impact our financial results. We have operations in the United Kingdom, which in 2015 accounted for 6% of our revenues. Our reported financial position and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our United Kingdom operations, which are denominated in local currencies, into the U.S. dollar.
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
Opportunities within the government sector could lead to increased governmental regulation applicable to us. As a government contractor we are subject to a number of procurement rules and other regulations, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors. Government agencies may review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If government agencies determine through these audits or reviews that costs are improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we are engaged in improper activity, we may be subject to civil and criminal penalties and debarment or suspension from doing business with the government. Government contracts are also subject to renegotiation of terms by the government, termination by the government prior to the expiration of the term, and non-renewal by the government.
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
Our results of operations could be adversely affected as a result of goodwill and other identifiable intangible asset impairments. When we acquire a business, we record an asset called “goodwill” equal to the excess amount paid for the business, including liabilities assumed, over the fair value of the tangible and identifiable intangible assets of the business acquired. The Financial Accounting Standards Board (“FASB”) requires that all business combinations be accounted for using the acquisition method of accounting and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. FASB Accounting Standard Codification (“ASC”) Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) provides that goodwill and other identifiable intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and identifiable intangible assets that have finite useful lives should continue to be amortized over their useful lives and be tested for impairment whenever facts and circumstances indicate that the carrying values may not be fully recoverable. ASC 350 also provides specific guidance for testing goodwill and other non-amortized identifiable intangible assets for impairment, which we test annually each October 1. ASC 350 requires management to make certain estimates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities. Such fair value is determined using discounted estimated future cash flows. Our development of the present value of future cash flow projections is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins and the weighted average cost of capital, among others. Much of the information used in assessing fair value is outside the control of management, such as interest rates, and these assumptions and estimates can change in future periods. There can be no assurance that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding business plans or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required to record goodwill and/or identifiable intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing on October 1, 2016 or earlier, if an indicator of an impairment is present prior to the quarter in which the annual goodwill impairment test is to be performed. It is not possible at this time to determine if any such additional impairment charge would result or, if it does, whether such a charge would be material to our results of operations.
We did not record an impairment of our goodwill or identifiable intangible assets for the year ended December 31, 2015.
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

	Approximate Square Feet	Lease Expiration Date, Unless Owned
1168 Fesler Street El Cajon, California (b)	67,560	8/31/2020
22302 Hathaway Avenue Hayward, California (b)	105,000	7/31/2021
4462 Corporate Center Drive Los Alamitos, California (a)	57,863	12/31/2019
18111 South Santa Fe Avenue Rancho Dominguez, California (d)	66,246	12/31/2016
940 Remillard Court San Jose, California (c)	119,560	7/31/2024
5101 York Street Denver, Colorado (b)	77,553	2/28/2019
345 Sheridan Boulevard Lakewood, Colorado (a)	63,000	Owned
3100 Woodcreek Drive Downers Grove, Illinois (a)	56,551	7/31/2017
2219 Contractors Drive Fort Wayne, Indiana (b)	175,000	7/31/2023
7614 and 7720 Opportunity Drive Fort Wayne, Indiana (b)	144,695	10/31/2018
2655 Garfield Avenue Highland, Indiana (a)	57,765	6/30/2019
4250 Highway 30 St. Gabriel, Louisiana (d)	90,000	Owned
1750 Swisco Road Sulphur, Louisiana (d)	112,000	Owned
111-01 and 111-21 14th Avenue College Point, New York (a)	73,013	2/28/2024
70 Schmitt Boulevard Farmingdale, New York (b)	76,380	7/31/2026
2102 Tobacco Road Durham, North Carolina (b)	55,944	3/31/2016
2900 Newpark Drive Norton, Ohio (b)	91,831	11/1/2017
1800 Markley Street Norristown, Pennsylvania (c)	93,000	9/30/2021
227 Trade Court Aiken, South Carolina (b)	66,000	9/30/2016
6045 East Shelby Drive Memphis, Tennessee (c)	53,618	4/30/2018
937 Pine Street Beaumont, Texas (d)	78,962	Owned
895 North Main Street Beaumont, Texas (d)	75,000	Owned
410 Flato Road Corpus Christi, Texas (d)	57,000	Owned
5550 Airline Drive and 25 Tidwell Road Houston, Texas (b)	97,936	12/31/2019

	Approximate Square Feet	Lease Expiration Date, Unless Owned
12415 Highway 225 La Porte, Texas (d)	78,000	Owned
2455 West 1500 South Salt Lake City, Utah (a)	58,339	3/31/2018
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

ITEM 3. LEGAL PROCEEDINGS
One of our subsidiaries, USM, Inc. (“USM”), doing business in California provides, among other things, janitorial services to its customers by having those services performed by independent janitorial companies. USM and one of its customers, which owns retail stores (the “Customer”), were co-defendants in a federal class action lawsuit brought by six employees of USM’s California janitorial subcontractors. The action captioned Federico Vilchiz Vasquez, Jesus Vilchiz Vasquez, Francisco Domingo Claudio, for themselves and all others similarly situated vs. USM, Inc. dba USM Services, Inc., a Pennsylvania Corporation, et al., was commenced on September 5, 2013 in a Superior Court of California and was removed by USM on November 22, 2013 to the United States District Court for the Northern District of California. The employees alleged in their complaint, among other things, that USM and the Customer, during a period that began before our acquisition of USM, violated a California statute that prohibits USM from entering into a contract with a janitorial subcontractor when it knew or should have known that the contract did not include funds sufficient to allow the janitorial subcontractor to comply with all local, state and federal laws or regulations governing the labor or services to be provided. The employees asserted that the amounts USM paid to its janitorial subcontractors were insufficient to allow those janitorial subcontractors to meet their obligations regarding, among other things, wages due for all hours their employees worked, minimum wages, overtime pay and meal and rest breaks. These employees sought to represent not only themselves, but also all other individuals who provided janitorial services at the Customer’s stores in California during the relevant four-year time period. We do not believe USM or the Customer violated the California statute or that the employees could have brought the action as a class action on behalf of other employees of janitorial companies with whom USM subcontracted for the provision of janitorial services to the Customer. The plaintiffs sought a declaratory judgment that USM had violated the California statute, monetary damages, including all unpaid wages and interest thereon, restitution for unpaid wages, and an award of attorneys’ fees and costs.
USM and its Customer have settled the claims asserted in the class action pursuant to the terms of a consent decree approved by the federal judge in the United States District Court for the Northern District of California on February 16, 2016, which followed a determination by the Court of the consent decree’s fairness, adequacy and reasonableness. Under the terms of the consent decree, USM will (a) pay an aggregate of $1.0 million (i) for monetary relief to the members of the class, (ii) for awards to the class representative plaintiffs, (iii) for California Labor Code Private Attorney General Act payments to the State of California for an immaterial amount, and (iv) for all costs of notice and administration of the claims process, (b) pay to counsel for the class an aggregate of $1.3 million, of which $0.2 million has been allocated for their reimbursable costs and litigation expenses and $1.1 million has been allocated for attorneys’ fees, and (c) monitor USM’s California subcontractors providing janitorial services to its Customer in accordance with agreed upon procedures designed principally to ensure janitorial employees of those subcontractors are paid no less than minimum wage.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Anthony J. Guzzi, Age 51; President since October 2004 and Chief Executive Officer since January 2011. From October 2004 to January 2011, Mr. Guzzi served as Chief Operating Officer of the Company. From August 2001, until he joined the Company, Mr. Guzzi served as President of the North American Distribution and Aftermarket Division of Carrier Corporation (“Carrier”). Carrier is a manufacturer and distributor of commercial and residential HVAC and refrigeration systems and equipment and a provider of after-market services and components of its own products and those of other manufacturers in both the HVAC and refrigeration industries. Mr. Guzzi is also a member of our Board of Directors.
Sheldon I. Cammaker, Age 76; Vice Chairman since January 2016. From September 1987 to January 2016, Mr. Cammaker was Executive Vice President and General Counsel of the Company, and from May 1997 to January 2016, Mr. Cammaker was also Secretary of the Company. Prior to September 1987, Mr. Cammaker was a senior partner of the New York City law firm of Botein, Hays & Sklar.
R. Kevin Matz, Age 57; Executive Vice President-Shared Services of the Company since December 2007 and Senior Vice President-Shared Services from June 2003 to December 2007. From April 1996 to June 2003, Mr. Matz served as Vice President and Treasurer of the Company and Staff Vice President-Financial Services of the Company from March 1993 to April 1996.
Mark A. Pompa, Age 51; Executive Vice President and Chief Financial Officer of the Company since April 2006. From June 2003 to April 2006, Mr. Pompa was Senior Vice President-Chief Accounting Officer of the Company, and from June 2003 to January 2007, Mr. Pompa was also Treasurer of the Company. From September 1994 to June 2003, Mr. Pompa was Vice President and Controller of the Company.
Maxine L. Mauricio, Age 44; Senior Vice President, General Counsel and Secretary of the Company since January 2016. From January 2012 to December 2015, Ms. Mauricio was Vice President and Deputy General Counsel of the Company, and from May 2002 to December 2011, she served as Assistant General Counsel of the Company. Prior to joining the Company, Ms. Mauricio was an associate at Ropes & Gray LLP.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock trades on the New York Stock Exchange under the symbol “EME”.
The following table sets forth high and low sales prices for our common stock for the periods indicated as reported by the New York Stock Exchange:

2015	High	Low
First Quarter	$47.20	$39.83
Second Quarter	$48.84	$43.74
Third Quarter	$48.89	$43.42
Fourth Quarter	$52.37	$42.85

2014	High	Low
First Quarter	$47.81	$40.12
Second Quarter	$48.00	$43.41
Third Quarter	$46.04	$39.96
Fourth Quarter	$45.87	$38.68
Holders. As of February 22, 2016, there were approximately 224 stockholders of record and, as of that date, we estimate there were approximately 33,305 beneficial owners holding our common stock in nominee or “street” name.
Dividends. We have paid quarterly dividends since October 25, 2011. We expect that quarterly dividends will be paid in the foreseeable future. Prior to October 25, 2011, no cash dividends had been paid on the Company’s common stock. We currently pay a regular dividend of $0.08 per share. Our 2013 Credit Agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay a quarterly dividend of $0.08 per share for the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes, as of December 31, 2015, certain information regarding equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by stockholders. The information in the table and in the notes thereto has been adjusted for stock splits.

	Equity Compensation Plan Information
	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	1,005,613	(1)	$7.14	(1)	1,849,266	(2)
Equity Compensation Plans Not Approved by Security Holders	—		—		—
Total	1,005,613		$7.14		1,849,266
_________

(1)
Included within this amount are 698,887 restricted stock units awarded to our non-employee directors and employees. The weighted average exercise price would have been $23.42 had the weighted average exercise price calculation excluded such restricted stock units.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes repurchases of our common stock made during the quarter ended December 31, 2015 by us:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plan or Programs

October 1, 2015 to October 31, 2015	93,612	$43.76	93,612	$339,396,205
November 1, 2015 to November 30, 2015	524,493	$49.49	524,493	$313,424,535
December 1, 2015 to December 31, 2015	1,207,919	$49.05	1,207,919	$254,139,815
_________

(1)
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014 and October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million and $200.0 million of our outstanding common stock, respectively. As of December 31, 2015, there remained available authorization for us to repurchase approximately $254.1 million of our shares. No shares have been repurchased since the programs have been announced other than pursuant to these publicly announced programs. Repurchases may be made from time to time as permitted by securities laws and other legal requirements.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data has been derived from our audited financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the report of our independent registered public accounting firm thereon included elsewhere in this and our previously filed annual reports on Form 10-K.
See Note 3 - Acquisitions of Businesses and Note 4 - Disposition of Assets of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for a discussion regarding acquisitions and dispositions. During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for all periods are presented as discontinued operations. In addition, the results of operations for 2011 reflect discontinued operations accounting due to the disposition in August 2011 of our Canadian subsidiary.
Income Statement Data
(In thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013	2012	2011
Revenues	$6,718,726	$6,424,965	$6,333,527	$6,195,494	$5,450,393
Gross profit	$944,479	$907,246	$821,646	$803,979	$724,733
Impairment loss on identifiable intangible assets	$—	$1,471	$—	$—	$3,795
Gain on sale of building	$—	$11,749	$—	$—	$—
Operating income	$287,082	$289,878	$240,350	$260,303	$214,119
Net income attributable to EMCOR Group, Inc.	$172,286	$168,664	$123,792	$146,584	$130,826

Basic earnings (loss) per common share:
From continuing operations	$2.74	$2.61	$2.19	$2.32	$1.86
From discontinued operations	(0.00)	(0.07)	(0.34)	(0.12)	0.10
	$2.74	$2.54	$1.85	$2.20	$1.96

Diluted earnings (loss) per common share:
From continuing operations	$2.72	$2.59	$2.16	$2.28	$1.82
From discontinued operations	(0.00)	(0.07)	(0.34)	(0.12)	0.09
	$2.72	$2.52	$1.82	$2.16	$1.91

Balance Sheet Data (In thousands)
	As of December 31,
	2015	2014	2013	2012	2011
Equity (1)	$1,480,056	$1,429,387	$1,479,626	$1,357,179	$1,245,131
Total assets	$3,546,470	$3,388,967	$3,465,915	$3,107,070	$3,014,076
Goodwill	$843,170	$834,102	$834,825	$566,588	$566,805
Borrowings under revolving credit facility	$—	$—	$—	$150,000	$150,000
Term loan, including current maturities	$315,000	$332,500	$350,000	$—	$—
Other long-term debt, including current maturities	$44	$57	$11	$18	$—
Capital lease obligations, including current maturities	$3,869	$2,883	$4,652	$5,881	$4,857
  _______

(1)
During 2015, we repurchased approximately 2.3 million shares of our common stock for approximately $112.3 million. Since the inception of the repurchase programs in 2011 through December 31, 2015, we have repurchased 9.9 million shares of our common stock for approximately $395.9 million. The repurchase of shares results in a reduction of our equity. We have paid quarterly dividends since October 25, 2011. We expect that quarterly dividends will be paid in the foreseeable future. Prior to October 25, 2011, no cash dividends had been paid on the Company's common stock. We currently pay a regular quarterly dividend of $0.08 per share.

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
We acquired three companies in 2015, each for an immaterial amount. Two of the companies acquired primarily provide mechanical construction services, and their results of operations have been included in our United States mechanical construction and facilities services segment. The results of operations for the other company acquired have been included in our United States building services segment.
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

2015 versus 2014
Overview
The following table presents selected financial data for the fiscal years ended December 31, 2015 and 2014 (in thousands, except percentages and per share data):

	2015	2014
Revenues	$6,718,726	$6,424,965
Revenues increase from prior year	4.6%	1.4%
Restructuring expenses	$824	$1,168
Impairment loss on identifiable intangible assets	$—	$1,471
Gain on sale of building	$—	$11,749
Operating income	$287,082	$289,878
Operating income as a percentage of revenues	4.3%	4.5%
Income from continuing operations	$172,567	$178,117
Net income attributable to EMCOR Group, Inc.	$172,286	$168,664
Diluted earnings per common share from continuing operations	$2.72	$2.59
The results of our operations for 2015 set new Company records in terms of revenues and diluted earnings per share from continuing operations. Our 2015 results included increased revenues from all of our reportable segments. In addition, excluding the impact of the $11.7 million gain on the sale of a building and the $1.5 million impairment loss on identifiable intangible assets in 2014, our operating income (operating income as a percentage of revenues) increased in 2015 compared to 2014. Our overall 2015 operating income and operating margin were favorably impacted by improved operating performance within: (a) our United States mechanical construction and facilities services segment, partially attributable to revenues of $12.1 million recognized as a result of the settlement of a claim on an institutional project located in the southeastern United States, and (b) our United States building services segment, as a result of increased profitability within this segment’s mobile mechanical and commercial site-based services operations.
Our operating results for 2015 were negatively impacted by: (a) our United States electrical construction and facilities services segment, (b) our United States industrial services segment and (c) our United Kingdom building services segment. Decreases in both operating income and operating margin within our United States electrical construction and facilities services segment were partially attributable to approximately $10.1 million of losses incurred on several transportation projects. Decreases in both operating income and operating margin within our United States industrial services segment were primarily due to: (a) the negative impact of a nationwide strike by union employees of certain major oil refineries in the first half of 2015, which led to both deferrals and losses of certain turnaround projects that generate relatively high gross profit margins, and (b) a decrease in the billing rates and related gross profit margins within our industrial shop services operations due to competitive market conditions resulting from decreased demand for new heat exchangers as a result of volatility in crude oil prices that led to a curtailment in capital spending.
Two of the companies acquired in 2015, which are reported in our United States mechanical construction and facilities services segment, generated incremental revenues of $12.5 million and less than $0.1 million of operating income, net of $0.3 million of amortization expense associated with identifiable intangible assets. The results of operations for the third company acquired in 2015, which are reported in our United States building services segment, were de minimis.
Discussion and Analysis of Results of Operations
Revenues
As described in more detail below, revenues for 2015 were $6.7 billion compared to $6.4 billion for 2014. The increase in revenues for 2015 was primarily attributable to: (a) increased revenues from both of our domestic construction segments, (b) increased demand for our industrial field services within our United States industrial services segment and (c) increased revenues from our mobile mechanical services operations within our United States building services segment. Revenues increased within our United States industrial services segment despite a nationwide strike by union employees of certain major oil refineries that negatively impacted the first half of 2015.

The following table presents our revenues for each of our operating segments and the approximate percentages that each segment’s revenues were of total revenues for the years ended December 31, 2015 and 2014 (in thousands, except for percentages):

	2015	% of Total	2014	% of Total
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,367,142	20%	$1,311,988	20%
United States mechanical construction and facilities services	2,312,763	34%	2,201,212	34%
United States building services	1,739,259	26%	1,721,341	27%
United States industrial services	922,085	14%	839,980	13%
Total United States operations	6,341,249	94%	6,074,521	95%
United Kingdom building services	377,477	6%	350,444	5%
Total worldwide operations	$6,718,726	100%	$6,424,965	100%

Revenues of our United States electrical construction and facilities services segment were $1,367.1 million for the year ended December 31, 2015 compared to revenues of $1,312.0 million for the year ended December 31, 2014. The increase in revenues was primarily attributable to an increase in revenues from commercial, healthcare and manufacturing construction projects, partially offset by a decrease in revenues from institutional construction projects.
Our United States mechanical construction and facilities services segment revenues for the year ended December 31, 2015 were $2,312.8 million, a $111.6 million increase compared to revenues of $2,201.2 million for the year ended December 31, 2014. The increase in revenues was primarily attributable to an increase in revenues from commercial and institutional construction projects, partially offset by a decline in revenues from manufacturing, water and wastewater and transportation construction projects. The results for the year ended December 31, 2015 included $12.5 million of revenues generated by companies acquired in 2015.
Revenues of our United States building services segment were $1,739.3 million and $1,721.3 million in 2015 and 2014, respectively. The increase in revenues was primarily attributable to increased revenues from: (a) our mobile mechanical services operations, in part due to significant activity in the California and New England regions and increased project and retrofit activities, and (b) our energy services operations. These increases were partially offset by decreased revenues from: (a) our government site-based services operations as a result of the completion in 2014 of two large long-term site-based joint venture projects not renewed pursuant to rebid, (b) our commercial site-based services operations as a result of: (i) a decline in add-on project activities, (ii) a decrease in revenues from its snow removal activities, as a result of less snowfall in geographical areas in which many of our contracts are based on a per snow event basis, and (iii) a decrease in revenues from supplier management contracts.
Revenues of our United States industrial services segment for the year ended December 31, 2015 increased by $82.1 million compared to the year ended December 31, 2014. The increase in revenues was primarily due to large capital and maintenance project activity within our industrial field services operations. Revenues increased within this segment despite a nationwide strike by union employees of certain major oil refineries that negatively impacted the first half of 2015.
Our United Kingdom building services segment revenues were $377.5 million in 2015 compared to $350.4 million in 2014. The increase in revenues was due to an increase in activity in the commercial market attributable to several new contract awards as well as increased work under existing contracts. The increase in revenues was partially offset by a decrease of $29.2 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar.

Backlog
The following table presents our operating segment backlog from unrelated entities and their respective percentages of total backlog (in thousands, except for percentages):

	December 31, 2015	% of Total	December 31, 2014	% of Total
Backlog:
United States electrical construction and facilities services	$1,145,791	30%	$1,176,372	32%
United States mechanical construction and facilities services	1,683,501	45%	1,473,018	41%
United States building services	762,196	20%	732,960	20%
United States industrial services	54,578	1%	101,154	3%
Total United States operations	3,646,066	97%	3,483,504	96%
United Kingdom building services	125,097	3%	150,084	4%
Total worldwide operations	$3,771,163	100%	$3,633,588	100%
Our backlog at December 31, 2015 was $3.77 billion compared to $3.63 billion at December 31, 2014. This increase in backlog was primarily attributable to an increase in backlog from our United States mechanical construction and facilities services segment and our United States building services segment, partially offset by lower backlog from our other reportable segments. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We include a project within our backlog at such time as a contract is awarded and agreement on contract terms has been reached. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of services contracts. However, we do not include in backlog contracts for which we are paid on a time and material basis and a fixed amount cannot be determined, and if the remaining term of a services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the contract award. Our backlog also includes amounts related to services contracts for which a fixed price contract value is not assigned when a reasonable estimate of total revenues can be made from budgeted amounts agreed to with our customer. Our backlog is comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business and (d) claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider recovery to be probable. Such claim amounts were immaterial for all periods presented. Our backlog does not include anticipated revenues from unconsolidated joint ventures or variable interest entities and anticipated revenues from pass-through costs on contracts for which we are acting in the capacity of an agent and which are reported on the net basis. We believe our backlog is firm, although many contracts are subject to cancellation at the election of our customers. Historically, cancellations have not had a material adverse effect on us.
Cost of sales and Gross profit
The following table presents cost of sales, gross profit (revenues less cost of sales), and gross profit margin (gross profit as a percentage of revenues) for the years ended December 31, 2015 and 2014 (in thousands, except for percentages):

	2015	2014
Cost of sales	$5,774,247	$5,517,719
Gross profit	$944,479	$907,246
Gross profit margin	14.1%	14.1%
Our gross profit for the year ended December 31, 2015 was $944.5 million, a $37.2 million increase compared to the gross profit of $907.2 million for the year ended December 31, 2014. Our gross profit margin was 14.1% for both 2015 and 2014. Favorable variances in both gross profit and gross profit margin within: (a) our United States mechanical construction and facilities services segment, which included revenues of $12.1 million recognized as a result of the settlement of a claim on an institutional project located in the southeastern United States, and (b) our United States building services segment were partially offset by decreases in gross profit and gross profit margin within our United Kingdom building services and our United States electrical construction and facilities services segment. Gross profit within our United States industrial services segment slightly increased; however, gross margin within this segment declined due to a decrease in the billing rates and related gross profit margins within our industrial shop services operations due to competitive market conditions resulting from decreased demand for new heat exchangers as a result of volatility in crude oil prices that led to a curtailment in capital spending.

Selling, general and administrative expenses
The following table presents selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) for the years ended December 31, 2015 and 2014 (in thousands, except for percentages):

	2015	2014
Selling, general and administrative expenses	$656,573	$626,478
Selling, general and administrative expenses as a percentage of revenues	9.8%	9.8%
Our selling, general and administrative expenses for the year ended December 31, 2015 were $656.6 million, a $30.1 million increase compared to selling, general and administrative expenses of $626.5 million for the year ended December 31, 2014. Selling, general and administrative expenses as a percentage of revenues were 9.8% for both 2015 and 2014. The increase in selling, general and administrative expenses was due to higher employee related costs such as incentive compensation, salaries and medical insurance costs, as well as certain other costs including computer hardware and software expenses, partially offset by a decrease in legal costs. Increased incentive compensation was principally due to higher annual operating results within certain operations than in 2014, which resulted in increased accruals for their incentive compensation plans. The increase in salaries was attributable to an increase in headcount, commensurate with an increase in revenues, as well as cost of living adjustments and merit pay increases.
Restructuring expenses
Restructuring expenses were $0.8 million and $1.2 million for 2015 and 2014, respectively. The 2015 restructuring expenses included $0.9 million of employee severance obligations and the reversal of $0.1 million relating to the termination of leased facilities. The 2014 restructuring expenses included $0.6 million of employee severance obligations and $0.6 million relating to the termination of leased facilities. As of December 31, 2015 and 2014, the balance of restructuring related obligations yet to be paid was $0.1 million and $0.3 million, respectively. The majority of obligations outstanding as of December 31, 2014 was paid during 2015. The obligations outstanding as of December 31, 2015 will be paid during the first half of 2016.
Gain on sale of building
On July 22, 2014, we sold a building and land owned by one of our subsidiaries reported in the United States mechanical construction and facilities services segment. We recognized a gain of approximately $11.7 million on this transaction in the third quarter of 2014, which has been classified as a “Gain on sale of building” in the Consolidated Statements of Operations.
Impairment loss on goodwill and identifiable intangible assets
No impairment of our identifiable intangible assets was recognized for the year ended December 31, 2015. In conjunction with our 2014 annual impairment test on October 1, we recognized a $1.5 million non-cash impairment charge related to subsidiary trade names within the United States mechanical construction and facilities services segment and the United States building services segment. The 2014 impairment primarily resulted from lower forecasted revenues from two companies within these segments. Additionally, no impairment of our goodwill was recognized for the years ended December 31, 2015 and 2014.

Operating income (loss)
The following table presents by segment our operating income (loss) and each segment’s operating income (loss) as a percentage of such segment’s revenues from unrelated entities for the years ended December 31, 2015 and 2014 (in thousands, except for percentages):

	2015	% of Segment Revenues	2014	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$82,225	6.0%	$90,873	6.9%
United States mechanical construction and facilities services	138,688	6.0%	114,418	5.2%
United States building services	70,532	4.1%	65,885	3.8%
United States industrial services	56,469	6.1%	63,159	7.5%
Total United States operations	347,914	5.5%	334,335	5.5%
United Kingdom building services	11,634	3.1%	15,011	4.3%
Corporate administration	(71,642)	—	(68,578)	—
Restructuring expenses	(824)	—	(1,168)	—
Impairment loss on identifiable intangible assets	—	—	(1,471)	—
Gain on sale of building	—	—	11,749	—
Total worldwide operations	287,082	4.3%	289,878	4.5%
Other corporate items:
Interest expense	(8,932)		(9,075)
Interest income	673		842
Income from continuing operations before income taxes	$278,823		$281,645
As described in more detail below, we had operating income of $287.1 million for 2015 compared to operating income of $289.9 million for 2014. Operating margin was 4.3% and 4.5% for 2015 and 2014, respectively. Included within operating income for 2014 was an $11.7 million gain on the sale of a building, resulting in a 0.2% impact on our consolidated operating margin for 2014.
Operating income of our United States electrical construction and facilities services segment for the year ended December 31, 2015 was $82.2 million compared to operating income of $90.9 million for the year ended December 31, 2014. The decrease in operating income for the year ended December 31, 2015 was due to a decrease in gross profit from transportation, institutional and manufacturing construction projects and an increase in selling, general and administrative expenses due to higher employee related costs such as incentive compensation and salaries. The decrease in gross profit from transportation construction projects included approximately $10.1 million of losses incurred on several projects due to productivity issues and delays. The increase in incentive compensation was principally due to higher annual operating results within certain operations than in 2014, which resulted in increased accruals for certain of our incentive compensation plans. The decrease in operating income was partially offset by an increase in gross profit from: (a) commercial construction projects, partially due to profits recognized on contracts in the Mid-Atlantic region and (b) healthcare construction projects. The decrease in operating margin for the year ended December 31, 2015 was attributable to a decrease in gross profit margin, partially as a result of losses recorded on transportation projects, as well as an increase in the ratio of selling, general and administrative expenses to revenues resulting from an increase in incentive compensation due to higher annual operating results within certain operations than in 2014.
Our United States mechanical construction and facilities services segment operating income for the year ended December 31, 2015 was $138.7 million, a $24.3 million increase compared to operating income of $114.4 million for the year ended December 31, 2014. Operating income was favorably impacted by an increase in gross profit from institutional, commercial and manufacturing construction projects, partially offset by an increase in selling, general and administrative expenses. The results for 2015 included revenues of $12.1 million recognized as a result of the settlement of a claim on an institutional project located in the southeastern United States. The results for 2014 included the receipt of $3.0 million from former shareholders of a company we had acquired as a result of the settlement of a claim by us under the acquisition agreement; this payment has been recorded as a reduction of "Cost of sales" in the Consolidated Statements of Operations. The increase in selling, general and administrative expenses was primarily the result of an increase in incentive compensation due to higher annual operating results than in 2014, which resulted in increased accruals for certain of our incentive compensation plans. Companies acquired in 2015 generated operating income of less than $0.1 million, net of amortization expense of $0.3 million attributable to identifiable intangible assets. The increase in operating margin for the year ended December 31, 2015 was attributable to an increase in gross profit margin.

Operating income of our United States building services segment was $70.5 million and $65.9 million in 2015 and 2014, respectively. The increase in operating income was primarily attributable to improved performance from: (a) our mobile mechanical services operations, partially due to increased profitability in projects, retrofits, repair services work and service contracts, and (b) our commercial site-based services operations, partially due to a reduction in legal costs. These increases were partially offset by a decrease in operating income from: (a) our energy services operations as, in 2014, we benefited from the successful completion of a large project and (b) our government site-based services operations as a result of the completion in 2014 of two large long-term site-based joint venture projects not renewed pursuant to rebid. The results for the year ended December 31, 2015 included income of approximately $2.7 million, net of associated legal costs, upon the favorable settlement of a claim by us against the former owner of a company we had previously acquired within our commercial site-based services operations. The increase in operating margin for the year ended December 31, 2015 was attributable to an increase in gross profit margin.
Operating income of our United States industrial services segment for the year ended December 31, 2015 decreased by $6.7 million compared to operating income for the year ended December 31, 2014. The decrease in operating income was primarily attributable to: (a) a decrease in gross profit from our industrial shop services operations due to: (i) a decrease in the billing rates and related gross profit margins due to competitive market conditions resulting from decreased demand for new heat exchangers as a result of volatility in crude oil prices that led to a curtailment in capital spending and (ii) the mix of work, which included fewer repair projects than in 2014, that generate relatively high gross profit margins, (b) the negative impact of a nationwide strike by union employees of certain major oil refineries in the first half of 2015, which led to both deferrals and losses of certain turnaround projects that generate relatively high gross profit margins, and (c) an increase in selling, general and administrative expenses due to higher employee related costs such as salaries and employee benefits, partially as a result of increased headcount. The decrease in operating income was partially offset by large capital and maintenance project activity within our industrial field services operations. The decrease in operating margin for the year ended December 31, 2015 was attributable to a decrease in gross profit margin.
Our United Kingdom building services segment’s operating income for the year ended December 31, 2015 was $11.6 million compared to operating income of $15.0 million for the year ended December 31, 2014. The decrease in operating income and operating margin was primarily attributable to the impact of $4.8 million of income recognized in the second quarter of 2014 as a result of a reduction in the estimate of certain accrued contract costs that were no longer expected to be incurred. The overall decrease in gross profit in this segment was partially offset by an increase in gross profit from both new contract awards and increased project activity within the commercial market. This segment recorded a decrease in operating income of $0.9 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar.
Our corporate administration operating loss was $71.6 million for 2015 compared to $68.6 million in 2014. The increase in expenses for the year ended December 31, 2015 was primarily due to an increase in certain employment costs, such as incentive compensation and salaries, as well as certain other expenses including legal costs. The increase in incentive compensation was partially due to higher awards earned than in 2014, which resulted in increased accruals for certain of our incentive compensation plans.
Non-operating items
Interest expense was $8.9 million and $9.1 million for 2015 and 2014, respectively. The decrease in interest expense for 2015 compared to 2014 was primarily due to lower borrowings outstanding.
Interest income was $0.7 million and $0.8 million for 2015 and 2014, respectively. The decrease in interest income was primarily related to lower invested cash balances.
For joint ventures that have been accounted for using the consolidation method of accounting, noncontrolling interest represents the allocation of earnings to our joint venture partners who either have a minority-ownership interest in the joint venture or are not at risk for the majority of losses of the joint venture.
Our 2015 income tax provision from continuing operations was $106.3 million compared to $103.5 million for 2014. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the years ended December 31, 2015 and 2014, were 38.1% and 37.4%, respectively. The increase in the 2015 income tax provision compared to 2014 was predominantly due to certain increases in the state tax provision attributable to the mix of earnings and the effect of a change in the United Kingdom statutory tax rate on deferred tax assets.

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
2014 versus 2013
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
Overall revenues, operating income and operating margin (operating income as a percentage of revenues) increased in 2014 compared to 2013. The increase in revenues is primarily attributable to higher revenues from our United States industrial services segment and our United Kingdom building services segment, partially offset by a decline in revenues from our (a) United States mechanical construction and facilities services segment, (b) United States building services segment and (c) United States electrical construction and facilities services segment. Companies acquired in 2013, which are reported in our United States industrial segment and our United States mechanical construction and facilities services segment, generated incremental revenues of $231.2 million in 2014. This amount reflects acquired companies' revenues in 2014 only for the time period these entities were not owned by EMCOR in the comparable 2013 period.
The increases in operating income were primarily attributable to improved operating performance within all of our reportable segments, except for our United States electrical construction and facilities services segment and our United States building services segment. Operating income margins increased within all of our reportable segments, except for our United States electrical construction and facilities services segment and our United States industrial services segment. In addition, our operating income and operating margin were favorably impacted by an $11.7 million gain on the sale of a building. Companies acquired in 2013, which are reported in our United States industrial segment and our United States mechanical construction and facilities services segment, contributed $9.3 million to operating income, net of $8.2 million of amortization expense associated with identifiable intangible assets. These amounts reflect acquired companies' operating results in 2014 only for the time period these entities were not owned by EMCOR in the comparable 2013 period.

Discussion and Analysis of Results of Operations
Revenues
As described in more detail below, revenues for 2014 were $6.4 billion compared to $6.3 billion for 2013. The increase in revenues for 2014 was primarily attributable to revenues of $231.2 million attributable to companies acquired in 2013 (which reflects acquired companies' revenues in 2014 only for the time period these entities were not owned by EMCOR in the comparable 2013 period) and higher revenues from our United States industrial services segment and our United Kingdom building services segment. This increase was partially offset by lower revenues from our other reportable segments.
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
Our United States mechanical construction and facilities services segment revenues for the year ended December 31, 2014 were $2,201.2 million, a $128.6 million decrease compared to revenues of $2,329.8 million for the year ended December 31, 2013. This decrease in revenues was primarily attributable to a decline in revenues from manufacturing construction projects, partially as the result of the completion in 2013 of several large projects within this market sector, which were not replaced. This decrease was partially offset by: (a) an increase in revenues from commercial, hospitality and institutional construction projects and (b) incremental revenues of $19.2 million generated by companies acquired in 2013. This amount reflects acquired companies' revenues in 2014 only for the time period these entities were not owned by EMCOR in the comparable 2013 period.
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
Revenues of our United States industrial services segment for the year ended December 31, 2014 increased by $320.6 million compared to the year ended December 31, 2013. For the seven months ended July 31, 2014, RSI generated incremental revenues of $212.0 million. This amount reflects RSI's revenues in 2014 only for the time period RSI was not owned by EMCOR in the comparable 2013 period. The increase in revenues was also attributable to an increased demand for our industrial field services operations, partially offset by a decrease in revenues from our industrial shop services operations.
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
Our gross profit for the year ended December 31, 2014 was $907.2 million, an $85.6 million increase compared to the gross profit of $821.6 million for the year ended December 31, 2013. The increase in gross profit was primarily attributable to improved profitability within all of our reportable segments, except for our United States electrical construction and facilities services segment. Gross profit in 2013 within our United States mechanical construction and facilities services segment was negatively impacted by aggregate losses of approximately $24.5 million from one of our subsidiaries at two projects located in the southeastern United States. Companies acquired in 2013 included in our United States industrial services segment and our United States mechanical construction and facilities services segment contributed an aggregate of $35.9 million to gross profit in 2014. This amount reflects acquired companies' gross profit in 2014 only for the time period these entities were not owned by EMCOR in the comparable 2013 period.
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
Our selling, general and administrative expenses for the year ended December 31, 2014 were $626.5 million, a $45.8 million increase compared to selling, general and administrative expenses of $580.6 million for the year ended December 31, 2013. Selling, general and administrative expenses as a percentage of revenues were 9.8% and 9.2% for the years ended December 31, 2014 and 2013, respectively. This increase in selling, general and administrative expenses primarily resulted from: (a) $26.6 million of expenses directly related to companies acquired in 2013, including amortization expense of $8.2 million attributable to identifiable intangible assets (which reflect acquired companies' expenses in 2014 only for the time period these entities were not owned by EMCOR in the comparable 2013 period), (b) higher employee related costs such as incentive compensation and employee benefits and (c) higher legal costs, including the unfavorable settlement of a legal matter. In addition, our selling, general and administrative expenses as a percentage of revenues increased due to higher revenues from our United States industrial services segment, which has a higher fixed cost structure than our other reportable segments. Selling, general and administrative expenses for the year ended December 31, 2013 included $6.1 million of transaction costs associated with the acquisition of RSI. Selling, general and administrative expenses for the year ended December 31, 2013 were reduced by $6.8 million of income attributable to the reversal of contingent consideration accruals relating to acquisitions made prior to 2013.
Restructuring expenses
Restructuring expenses were $1.2 million and $0.6 million for 2014 and 2013, respectively. The 2014 restructuring expenses included $0.6 million of employee severance obligations and $0.6 million relating to the termination of leased facilities. The 2013 restructuring expenses included $0.5 million of employee severance obligations and $0.1 million relating to the termination of leased facilities. As of December 31, 2014 and 2013, the balance of restructuring related obligations yet to be paid was $0.3 million and $0.2 million, respectively. The majority of obligations outstanding as of December 31, 2014 and December 31, 2013 were paid during 2015 and 2014, respectively.
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
Operating income (loss)
The following table presents by segment our operating income (loss) and each segment’s operating income (loss) as a percentage of such segment’s revenues from unrelated entities for the years ended December 31, 2014 and 2013 (in thousands, except for percentages):

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
Our United States mechanical construction and facilities services segment operating income for the year ended December 31, 2014 was $114.4 million, a $20.7 million increase compared to operating income of $93.8 million for the year ended December 31, 2013. Operating income was favorably impacted by an increase in gross profit from institutional, commercial, healthcare and hospitality construction projects, partially offset by a decrease in gross profit from manufacturing and transportation construction projects. The results for 2014 included the receipt of $3.0 million from former shareholders of a company we had acquired as a result of the settlement of a claim by us under the acquisition agreement; this payment has been recorded as a reduction of "Cost of sales" in the Consolidated Statements of Operations. The results for 2013 included aggregate losses of approximately $24.5 million from one of our subsidiaries at two projects located in the southeastern United States, resulting in a 1.1% impact on this segment’s operating margin, partially offset by $6.7 million of income attributable to the reversal of contingent consideration accruals related to acquisitions made prior to 2013. Companies acquired in 2013 generated operating income of $0.9 million, net of amortization expense of $0.2 million attributable to identifiable intangible assets, for the year ended December 31, 2014. These amounts reflect acquired companies' operating results in 2014 only for the time period these entities were not owned by EMCOR in the comparable 2013 period. The increase in operating margin for the year ended December 31, 2014 was attributable to an increase in gross profit margin.
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
Operating income of our United States industrial services segment for the year ended December 31, 2014 increased by $24.4 million compared to operating income for the year ended December 31, 2013. For the seven months ended July 31, 2014, RSI contributed $8.4 million of operating income, net of $8.0 million of amortization expense attributable to identifiable intangible assets. These amounts reflect RSI's operating results in 2014 only for the time period RSI was not owned by EMCOR in the comparable 2013 period. Operating income also benefited from an increase in demand for this segment’s industrial field services. The increase in operating income was partially offset by a reduction in operating income from our industrial shop services operations, which had benefited from exceptionally strong demand during the first quarter of 2013.
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
Liquidity and Capital Resources
The following table presents net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Net cash provided by operating activities	$266,666	$246,657	$150,069
Net cash used in investing activities	$(59,808)	$(21,668)	$(483,422)
Net cash (used in) provided by financing activities	$(149,473)	$(229,950)	$167,031
Effect of exchange rate changes on cash and cash equivalents	$(2,610)	$(2,796)	$832
Our consolidated cash balance increased by approximately $54.8 million from $432.1 million at December 31, 2014 to $486.8 million at December 31, 2015. Net cash provided by operating activities for 2015 was $266.7 million compared to $246.7 million of net cash provided by operating activities for 2014. The increase in cash provided by operating activities was primarily due to: (a) a $70.7 million increase in net over-billings related to the timing of customer billings and payments, (b) a $50.6 million increase in accounts payable and (c) a $40.5 million increase in other working capital changes, partially offset by a $142.7 million increase in accounts receivable. Net cash used in investing activities was $59.8 million for 2015 compared to net cash used in investing activities of $21.7 million for 2014. The increase in cash used in investing activities was primarily due to payments to acquire businesses in 2015. Net cash used in financing activities for 2015 decreased by approximately $80.5 million compared to 2014. The decrease in net cash used in financing activities was primarily due to a decrease in funds used for the repurchase of common stock. Cash flows from discontinued operations were immaterial and are not expected to significantly affect future liquidity.
Our consolidated cash balance decreased by approximately $7.8 million from $439.8 million at December 31, 2013 to $432.1 million at December 31, 2014. Net cash provided by operating activities for 2014 was $246.7 million compared to $150.1 million of net cash provided by operating activities for 2013. The increase in cash provided by operating activities was primarily due to: (a) a $46.1 million increase in net income, (b) a $30.6 million decrease in accounts receivable and (c) a $16.0 million reduction in income taxes paid, partially offset by a $12.2 million decrease in accounts payable. Net cash used in investing activities was $21.7 million for 2014 compared to net cash used in investing activities of $483.4 million for 2013. The decrease in cash used in investing activities was primarily due to the lack of acquisitions in 2014. Net cash used in financing activities for 2014 increased by approximately $397.0 million compared to 2013. The increase in net cash used in financing activities was primarily due to an increase in funds used for the repurchase of common stock of $175.9 million, the repayment of long-term debt, and the payment of regular quarterly dividends to stockholders, partially offset by an increase in proceeds from the exercise of stock options.
The following is a summary of material contractual obligations and other commercial commitments (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Term Loan (including interest currently at 1.67%) (1)	$329.4	$22.7	$306.7	$—	$—
Capital lease obligations	4.1	1.5	1.5	1.1	—
Operating leases	239.6	58.9	84.3	50.1	46.3
Open purchase obligations (2)	1,021.2	802.4	199.7	19.1	—
Other long-term obligations, including current portion (3)	363.6	41.5	310.8	11.3	—
Liabilities related to uncertain income tax positions	5.2	4.5	—	—	0.7
Total Contractual Obligations	$1,963.1	$931.5	$903.0	$81.6	$47.0

	Amount of Commitment Expirations by Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$99.2	$99.2	$—	$—	$—

_________

(1)
On November 25, 2013, we entered into a a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan"), (collectively referred to as the "2013 Credit Agreement"). The proceeds of the Term Loan were used to repay amounts drawn under our previous credit agreement. As of December 31, 2015, the amount outstanding under the Term Loan was $315.0 million.

(2)
Represents open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in our consolidated balance sheets and should not impact future cash flows, as amounts should be recovered through customer billings.

(3)
Represents primarily insurance related liabilities and liabilities for deferred income taxes, incentive compensation and deferred compensation, classified as other long-term liabilities in the consolidated balance sheets. Cash payments for insurance and deferred compensation related liabilities may be payable beyond three years, but it is not practical to estimate these payments; therefore, these liabilities are reflected in the 1-3 years payment period. We provide funding to our post retirement plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated, and therefore, have not been included in the table.

Until November 25, 2013, we had a revolving credit agreement (the “2011 Credit Agreement”) as amended, which provided for a revolving credit facility of $750.0 million. The 2011 Credit Agreement was effective November 21, 2011. Effective November 25, 2013, we amended and restated the 2011 Credit Agreement to provide for a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the “Term Loan”) (collectively referred to as the “2013 Credit Agreement) expiring November 25, 2018. The proceeds of the Term Loan were used to repay amounts drawn under the 2011 Credit Agreement. We may increase the 2013 Revolving Credit Facility to $1.05 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of available capacity under the 2013 Revolving Credit Facility to letters of credit for our account or for the account of our subsidiaries. The 2013 Revolving Credit Agreement is guaranteed by most of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2013 Revolving Credit Facility and the Term Loan contain various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of December 31, 2015 and December 31, 2014. A commitment fee is payable on the average daily unused amount under the 2013 Revolving Credit Facility, which ranges from 0.20% to 0.30%, based on certain financial tests. The fee was 0.20% of the unused amount as of December 31, 2015. Borrowings under the 2013 Revolving Credit Facility and the

Term Loan bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.50% at December 31, 2015) plus 0.25% to 0.75%, based on certain financial tests or (2) United States dollar LIBOR (0.42% at December 31, 2015) plus 1.25% to 1.75%, based on certain financial tests. The interest rate in effect at December 31, 2015 was 1.67%. Fees for letters of credit issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are charged based on certain financial tests. We capitalized approximately $3.0 million of debt issuance costs associated with the 2013 Credit Agreement. This amount is being amortized over the life of the agreement and is included as part of interest expense. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, commencing with the calendar quarter ended March 31, 2014, in the amount of $4.4 million, with a final payment of all unpaid principal and interest due and payable on November 25, 2018. As of December 31, 2015 and December 31, 2014, the balance on the Term Loan was $315.0 million and $332.5 million, respectively. As of December 31, 2015 and December 31, 2014, we had approximately $99.0 million and $95.5 million of letters of credit outstanding, respectively. There were no borrowings outstanding under the 2013 Revolving Credit Facility as of December 31, 2015 and December 31, 2014.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2015, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.2 billion, which represents approximately 32% of our total backlog. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014 and October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million and $200.0 million of our outstanding common stock, respectively. During 2015, we repurchased approximately 2.3 million shares of our common stock for approximately $112.3 million. Since the inception of these repurchase programs through December 31, 2015, we have repurchased 9.9 million shares of our common stock for approximately $395.9 million. As of December 31, 2015, there remained authorization for us to repurchase approximately $254.1 million of our shares. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Repurchases may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
We have paid quarterly dividends since October 25, 2011. We expect that quarterly dividends will be paid in the foreseeable future. Prior to October 25, 2011, no cash dividends had been paid on the Company’s common stock. We currently pay a regular quarterly dividend of $0.08 per share. Our 2013 Credit Agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay a quarterly dividend of $0.08 per share for the foreseeable future. The payment of dividends has been and will be funded from our operations.
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2013 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. Negative macroeconomic trends may have an adverse effect on liquidity. During economic downturns, there have been typically fewer small discretionary projects from the private sector, and our competitors have aggressively bid larger long-term infrastructure and public sector contracts. Short-term liquidity is also impacted by the type and length of construction contracts in place and large turnaround activities in our United States industrial services segment that are billed in arrears pursuant to contractual terms that are standard within this industry. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Cost and estimated earnings in excess of billings on uncompleted contracts”, were $311.5 million and $265.4 million as of December 31, 2015 and 2014, respectively.
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
Certain Insurance Matters
As of December 31, 2015 and 2014, we utilized approximately $97.8 million and $94.6 million, respectively, of letters of credit obtained under our 2013 Revolving Credit Facility as collateral for insurance obligations.
New Accounting Pronouncements
We review new accounting standards to determine the expected impact, if any, that the adoption of such standards will have on our financial position and/or results of operations. See Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further information regarding new accounting standards, including the anticipated dates of adoption and the effects on our consolidated financial position, results of operations or liquidity.
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
Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill and ultimately collect unbilled revenues. The profit associated with claim amounts is not recognized until the claim has been settled and payment has been received. During 2015, we recognized revenues of $12.1 million as a result of the settlement of a claim within our United States mechanical construction and facilities services segment, which represents the recovery of cost on a project in which we incurred significant losses in a prior year. There were no significant settlements or payment of claims in 2014. As of December 31, 2015 and 2014, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $18.9 million and $18.8 million, respectively, and claims of approximately $0.9 million and $3.0 million, respectively. In addition, accounts receivable as of December 31, 2015 and 2014 included claims of approximately $0.3 million and $2.3 million, respectively. There are contractually billed amounts and retention related to contracts with unapproved change orders and claims of approximately $52.0 million and $54.0 million as of December 31, 2015 and 2014, respectively. For contracts in claim status, contractually billed amounts will generally not be paid by the customer to us until final resolution of related claims. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of services for maintenance, repair and retrofit work consistent with the performance of the services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. Provisions for the entirety of estimated losses on contracts are made in the period in which such losses are determined. There were no significant losses recognized in 2015 and 2014.
Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of past due balances. The provision for doubtful accounts during 2015, 2014 and 2013 amounted to approximately $2.9 million, $2.9 million and $3.5 million, respectively. At December 31, 2015 and 2014, our accounts receivable of $1,359.9 million and $1,234.2 million, respectively, included allowances for doubtful accounts of $11.2 million and $10.4 million, respectively. The increase in our allowance for doubtful accounts was primarily due to an increase in the provision for doubtful accounts, partially offset by the write-off of previously reserved accounts receivable. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related health care claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated insurance liabilities for workers’ compensation, automobile liability, general liability and property claims increased by $9.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to higher revenues and an increase in estimated losses as a result of unfavorable claims experience. If our estimated insurance liabilities for workers’

compensation, automobile liability, general liability and property claims were to increase by 10%, it would have resulted in $14.4 million of additional expense for the year ended December 31, 2015.
Income Taxes
We had net deferred income tax liabilities at December 31, 2015 and 2014 of $120.6 million and $127.8 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liabilities are $121.4 million and $114.2 million of deferred income tax assets as of December 31, 2015 and 2014, respectively. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of December 31, 2015 and 2014, the total valuation allowance on deferred income tax assets, related to state net operating carryforwards, was approximately $0.8 million and $2.0 million, respectively. We have determined that as of December 31, 2015, a valuation allowance was not required on any of the remaining deferred tax assets because of significant deferred tax liabilities, exclusive of the deferred tax liabilities related to indefinite-lived intangible assets, and projected future taxable income.
Goodwill and Identifiable Intangible Assets
As of December 31, 2015, we had $843.2 million and $472.8 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2014, goodwill and net identifiable intangible assets were $834.1 million and $502.1 million, respectively. The changes to goodwill since December 31, 2014 were related to the acquisition of three companies in 2015. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 17, “Segment Information”, of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. In assessing whether our goodwill is impaired, we utilize the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further analysis is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. The weighted average cost of capital used in our annual testing for impairment as of October 1, 2015 was 11.1%, 11.1% and 11.0% for our domestic construction segments, our United States building services segment and our United States industrial services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for all of our domestic segments. Unfavorable changes in these key assumptions may affect future testing results and cause us to fail step one of the goodwill impairment testing process. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average costs of capital would cause the estimated fair value of our United Stated industrial services segment to approach its carrying value. A 50 basis point increase in the weighted average costs of capital would not significantly reduce the excess of the estimated fair value compared to the carrying value for any of our other domestic segments. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would not significantly reduce the excess of the estimated fair value compared to the carrying value for any of our domestic segments. For the years ended December 31, 2015, 2014 and 2013, no impairment of our goodwill was recognized.
As of December 31, 2015, we had $843.2 million of goodwill on our balance sheet and, of this amount, approximately 45.6% relates to our United States industrial services segment, approximately 27.1% relates to our United States building services segment, approximately 26.8% relates to our United States mechanical construction and facilities services segment and approximately 0.5% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, the carrying values of our United States industrial services, United States building services, United States mechanical construction and facilities services and United States electrical construction and facilities services segments were approximately $725.5 million, $445.1 million, $249.5 million and $62.9 million, respectively. The fair values of our United States industrial services, United States building services, United States mechanical construction and facilities services and United States electrical construction and facilities services segments exceeded their carrying values by approximately $52.5 million, $291.2 million, $773.2 million and $661.7 million, respectively.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value of such trade names using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. For the years ended December 31, 2015 and 2013, no impairment of our trade names was recognized. The annual impairment review of our trade names for the year ended December 31, 2014 resulted in a $1.5 million non-cash impairment charge as a result of a change in the fair value of subsidiary trade names associated with certain prior acquisitions reported within our United States mechanical construction and facilities services segment and our United States building services segment.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. For the years ended December 31, 2015, 2014 and 2013, no impairment of our other identifiable intangible assets was recognized.
We have certain businesses, particularly within our United States industrial services segment, whose results are highly impacted by the demand for some of our offerings within the industrial and oil and gas markets. Future performance of this segment, along with a continued evaluation of the conditions of its end user markets, will be important to ongoing impairment assessments. Should this segment’s actual results suffer a decline or expected future results be revised downward, the risk of goodwill impairment or impairment of other identifiable intangible assets would increase.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used any derivative financial instruments during the years ended December 31, 2015 and 2014, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2013 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2013 Credit Agreement bear interest at variable rates. For further information on borrowing rates and interest rate sensitivity, refer to the Liquidity and Capital Resources discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2015, there were no borrowings outstanding under the revolving credit facility and the balance on the term loan was $315.0 million. Based on the $315.0 million borrowings outstanding under the 2013 Credit Agreement, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.5 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.5 million in the next twelve months.
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
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction and building and industrial services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 8,500 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to projects in progress.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$486,831	$432,056
Accounts receivable, less allowance for doubtful accounts of $11,175 and $10,424, respectively	1,359,862	1,234,187
Costs and estimated earnings in excess of billings on uncompleted contracts	117,734	103,201
Inventories	37,545	46,854
Prepaid expenses and other	65,447	70,305
Total current assets	2,067,419	1,886,603
Investments, notes and other long-term receivables	8,359	9,122
Property, plant and equipment, net	122,018	122,178
Goodwill	843,170	834,102
Identifiable intangible assets, net	472,834	502,060
Other assets	32,670	34,902
Total assets	$3,546,470	$3,388,967
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit facility	$—	$—
Current maturities of long-term debt and capital lease obligations	18,848	19,041
Accounts payable	488,251	460,478
Billings in excess of costs and estimated earnings on uncompleted contracts	429,235	368,555
Accrued payroll and benefits	268,033	245,854
Other accrued expenses and liabilities	209,361	189,489
Total current liabilities	1,413,728	1,283,417
Long-term debt and capital lease obligations	300,065	316,399
Other long-term obligations	352,621	359,764
Total liabilities	2,066,414	1,959,580
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 61,727,709 and 63,641,070 shares issued, respectively	617	636
Capital surplus	130,369	227,885
Accumulated other comprehensive loss	(76,953)	(83,197)
Retained earnings	1,432,980	1,280,991
Treasury stock, at cost 659,841 shares	(10,302)	(10,302)
Total EMCOR Group, Inc. stockholders’ equity	1,476,711	1,416,013
Noncontrolling interests	3,345	13,374
Total equity	1,480,056	1,429,387
Total liabilities and equity	$3,546,470	$3,388,967
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31,
(In thousands, except per share data)

	2015	2014	2013
Revenues	$6,718,726	$6,424,965	$6,333,527
Cost of sales	5,774,247	5,517,719	5,511,881
Gross profit	944,479	907,246	821,646
Selling, general and administrative expenses	656,573	626,478	580,649
Restructuring expenses	824	1,168	647
Impairment loss on identifiable intangible assets	—	1,471	—
Gain on sale of building	—	11,749	—
Operating income	287,082	289,878	240,350
Interest expense	(8,932)	(9,075)	(8,769)
Interest income	673	842	1,128
Income from continuing operations before income taxes	278,823	281,645	232,709
Income tax provision	106,256	103,528	82,286
Income from continuing operations	172,567	178,117	150,423
Loss from discontinued operation, net of income taxes	(60)	(4,690)	(23,069)
Net income including noncontrolling interests	172,507	173,427	127,354
Less: Net income attributable to noncontrolling interests	(221)	(4,763)	(3,562)
Net income attributable to EMCOR Group, Inc.	$172,286	$168,664	$123,792
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.74	$2.61	$2.19
From discontinued operation	(0.00)	(0.07)	(0.34)
Net income attributable to EMCOR Group, Inc. common stockholders	$2.74	$2.54	$1.85
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.72	$2.59	$2.16
From discontinued operation	(0.00)	(0.07)	(0.34)
Net income attributable to EMCOR Group, Inc. common stockholders	$2.72	$2.52	$1.82
Dividends declared per common share	$0.32	$0.32	$0.18
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Years Ended December 31,
(In thousands)

	2015	2014	2013
Net income including noncontrolling interests	$172,507	$173,427	$127,354
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(621)	(957)	(614)
Changes in post retirement plans (1)	6,865	(16,463)	15,877
Other comprehensive income (loss)	6,244	(17,420)	15,263
Comprehensive income	178,751	156,007	142,617
Less: Comprehensive income attributable to noncontrolling interests	(221)	(4,763)	(3,562)
Comprehensive income attributable to EMCOR Group, Inc.	$178,530	$151,244	$139,055
_________________

(1)	Net of tax (provision) benefit of $(1.6) million, $4.2 million and $(4.3) million for the years ended December 31, 2015, 2014 and 2013, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31,
(In thousands)

	2015	2014	2013
Cash flows - operating activities:
Net income including noncontrolling interests	$172,507	$173,427	$127,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,294	36,524	36,310
Amortization of identifiable intangible assets	37,895	37,966	31,028
Provision for doubtful accounts	2,853	2,918	3,533
Deferred income taxes	(10,300)	5,748	11,857
Loss on sale of subsidiary	—	608	—
Gain on sale of building	—	(11,749)	—
Gain on sale of property, plant and equipment	(248)	(4,920)	(903)
Excess tax benefits from share-based compensation	(1,663)	(8,264)	(4,624)
Equity income from unconsolidated entities	(2,883)	(1,440)	(1,048)
Non-cash expense for amortization of debt issuance costs	1,307	1,307	1,497
Non-cash (income) expense from contingent consideration arrangements	(464)	606	(6,793)
Non-cash expense for impairment of identifiable intangible assets	—	1,471	—
Non-cash share-based compensation expense	8,801	8,121	6,943
Non-cash (income) expense from changes in unrecognized income tax benefits	(317)	2,143	(10,539)
Distributions from unconsolidated entities	3,352	1,767	679
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
(Increase) decrease in accounts receivable	(115,303)	27,409	(3,221)
Decrease (increase) in inventories	9,733	5,269	(865)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(12,837)	(13,010)	2,807
Increase (decrease) in accounts payable	25,440	(25,122)	(12,904)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	58,614	(11,868)	(2,793)
Increase (decrease) in accrued payroll and benefits and other accrued expenses and liabilities	37,122	32,340	(14,761)
Changes in other assets and liabilities, net	16,763	(14,594)	(13,488)
Net cash provided by operating activities	266,666	246,657	150,069
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(28,195)	—	(454,671)
Proceeds from sale of subsidiary	—	1,108	—
Proceeds from sale of building	—	11,885	—
Proceeds from sale of property, plant and equipment	3,847	7,239	2,930
Purchase of property, plant and equipment	(35,460)	(38,035)	(35,497)
Investments in and advances to unconsolidated entities and joint ventures	—	(3,865)	(800)
Maturity of short-term investments	—	—	4,616
Net cash used in investing activities	(59,808)	(21,668)	(483,422)
Cash flows - financing activities:
Proceeds from revolving credit facility	—	—	250,000
Repayments of revolving credit facility	—	—	(400,000)
Borrowings from long-term debt	—	—	350,000
Repayments of long-term debt and debt issuance costs	(17,514)	(17,454)	(3,013)
Repayments of capital lease obligations	(2,737)	(1,715)	(1,692)
Dividends paid to stockholders	(20,095)	(21,293)	(12,080)
Repurchase of common stock	(104,330)	(201,994)	(26,070)
Proceeds from exercise of stock options	3,836	6,858	5,172
Payments to satisfy minimum tax withholding	(3,866)	(1,481)	(927)
Issuance of common stock under employee stock purchase plan	4,223	3,615	2,854
Payments for contingent consideration arrangements	(403)	—	(537)
Distributions to noncontrolling interests	(10,250)	(4,750)	(1,300)
Excess tax benefits from share-based compensation	1,663	8,264	4,624
Net cash (used in) provided by financing activities	(149,473)	(229,950)	167,031
Effect of exchange rate changes on cash and cash equivalents	(2,610)	(2,796)	832
Increase (decrease) in cash and cash equivalents	54,775	(7,757)	(165,490)
Cash and cash equivalents at beginning of year	432,056	439,813	605,303
Cash and cash equivalents at end of period	$486,831	$432,056	$439,813
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
For The Years Ended December 31,
(In thousands)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2012	$1,357,179	$680	$416,104	$(81,040)	$1,022,239	$(11,903)	$11,099
Net income including noncontrolling interests	127,354	—	—	—	123,792	—	3,562
Other comprehensive income	15,263	—	—	15,263	—	—	—
Common stock issued under share-based compensation plans (2)	10,410	3	9,094	—	—	1,313	—
Tax withholding for common stock issued under share-based compensation plans	(927)	—	(927)	—	—	—	—
Common stock issued under employee stock purchase plan	2,854	—	2,854	—	—	—	—
Common stock dividends	(12,080)	—	78	—	(12,158)	—	—
Repurchase of common stock	(26,070)	(7)	(26,063)	—	—	—	—
Distributions to noncontrolling interests	(1,300)	—	—	—	—	—	(1,300)
Share-based compensation expense	6,943	—	6,943	—	—	—	—
Balance, December 31, 2013	$1,479,626	$676	$408,083	$(65,777)	$1,133,873	$(10,590)	$13,361
Net income including noncontrolling interests	173,427	—	—	—	168,664	—	4,763
Other comprehensive loss	(17,420)	—	—	(17,420)	—	—	—
Common stock issued under share-based compensation plans (2)	15,570	8	15,274	—	—	288	—
Tax withholding for common stock issued under share-based compensation plans	(1,481)	—	(1,481)	—	—	—	—
Common stock issued under employee stock purchase plan	3,615	—	3,615	—	—	—	—
Common stock dividends	(21,293)	—	253	—	(21,546)	—	—
Repurchase of common stock	(206,028)	(48)	(205,980)	—	—	—	—
Distributions to noncontrolling interests	(4,750)	—	—	—	—	—	(4,750)
Share-based compensation expense	8,121	—	8,121	—	—	—	—
Balance, December 31, 2014	$1,429,387	$636	$227,885	$(83,197)	$1,280,991	$(10,302)	$13,374
Net income including noncontrolling interests	172,507	—	—	—	172,286	—	221
Other comprehensive income	6,244	—	—	6,244	—	—	—
Common stock issued under share-based compensation plans (2)	5,433	5	5,428	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,866)	—	(3,866)	—	—	—	—
Common stock issued under employee stock purchase plan	4,223	—	4,223	—	—	—	—
Common stock dividends	(20,095)	—	202	—	(20,297)	—	—
Repurchase of common stock	(112,328)	(24)	(112,304)	—	—	—	—
Distributions to noncontrolling interests	(10,250)	—	—	—	—	—	(10,250)
Share-based compensation expense	8,801	—	8,801	—	—	—	—
Balance, December 31, 2015	$1,480,056	$617	$130,369	$(76,953)	$1,432,980	$(10,302)	$3,345
_________________

(1)
As of December 31, 2015, represents cumulative foreign currency translation and post retirement liability adjustments of $3.5 million and $(80.5) million, respectively. As of December 31, 2014, represents cumulative foreign currency translation and post retirement liability adjustments of $4.1 million and $(87.3) million, respectively. As of December 31, 2013, represents cumulative foreign currency translation and post retirement liability adjustments of $5.1 million and $(70.9) million, respectively.

(2)	Includes the tax benefit associated with share-based compensation of $1.6 million in 2015, $8.6 million in 2014 and $5.2 million in 2013.
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
NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and joint ventures. Significant intercompany accounts and transactions have been eliminated. All investments over which we exercise significant influence, but do not control (a 20% to 50% ownership interest), are accounted for using the equity method of accounting. Additionally, we participate in a joint venture with another company, and we have consolidated this joint venture as we have determined that through our participation we have a variable interest and are the primary beneficiary as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 810, “Consolidation”.
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
Revenue Recognition
Revenues from long-term construction contracts are recognized on the percentage-of-completion method in accordance with ASC Topic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts”. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of our electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Pre-contract costs from our construction projects are generally expensed as incurred. Revenues from the performance of services for maintenance, repair and retrofit work are recognized consistent with the performance of the services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. In the case of customer change orders for uncompleted long-term construction contracts, estimated recoveries are included for work performed in forecasting ultimate profitability on certain contracts. Due to uncertainties inherent in the estimation process, it is possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. There were no significant losses recognized in 2015 and 2014.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Costs and estimated earnings on uncompleted contracts
Costs and estimated earnings in excess of billings on uncompleted contracts arise in the consolidated balance sheets when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Also included in costs and estimated earnings on uncompleted contracts are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and/or price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on construction costs incurred in connection with claim amounts. Claims and unapproved change orders made by us involve negotiation and, in certain cases, litigation. In the event litigation costs are incurred by us in connection with claims or unapproved change orders, such litigation costs are expensed as incurred, although we may seek to recover these costs. We believe that we have established legal bases for pursuing recovery of our recorded unapproved change orders and claims, and it is management’s intention to pursue and litigate such claims, if necessary, until a determination or settlement is reached. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims and unapproved change orders may be made in the near term. If we do not successfully resolve these matters, a net expense (recorded as a reduction in revenues) may be required, in addition to amounts that may have been previously provided for. We record the profit associated with the settlement of claims upon receipt of final payment. During 2015, we recognized revenues of $12.1 million as a result of the settlement of a claim within our United States mechanical construction and facilities services segment, which represents the recovery of cost on a project in which we incurred significant losses in a prior year. There were no significant settlements or payment of claims in 2014. Claims against us are recognized when a loss is considered probable and amounts are reasonably determinable.
Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Costs incurred on uncompleted contracts	$7,582,108	$7,620,522
Estimated earnings, thereon	862,987	808,549
	8,445,095	8,429,071
Less: billings to date	8,756,596	8,694,425
	$(311,501)	$(265,354)
Such amounts were included in the accompanying Consolidated Balance Sheets at December 31, 2015 and 2014 under the following captions (in thousands):

	2015	2014
Costs and estimated earnings in excess of billings on uncompleted contracts	$117,734	$103,201
Billings in excess of costs and estimated earnings on uncompleted contracts	(429,235)	(368,555)
	$(311,501)	$(265,354)
As of December 31, 2015 and 2014, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $18.9 million and $18.8 million, respectively, and claims of approximately $0.9 million and $3.0 million, respectively. In addition, accounts receivable as of December 31, 2015 and 2014 included claims of approximately $0.3 million and $2.3 million, respectively. There are contractually billed amounts and retention related to contracts with unapproved change orders and claims of $52.0 million and $54.0 million as of December 31, 2015 and 2014, respectively. For contracts in claim status, contractually billed amounts will generally not be paid by the customer to us until final resolution of related claims.
Classification of Contract Amounts
In accordance with industry practice, we classify as current all assets and liabilities relating to the performance of long-term contracts. The term of our contracts ranges from one month to four years and, accordingly, collection or payment of amounts relating to these contracts may extend beyond one year. Accounts receivable at December 31, 2015 and 2014 included $189.2 million and $177.8 million, respectively, of retainage billed under terms of our contracts. We estimate that approximately 85% of

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

this retainage will be collected during 2016. Accounts payable at December 31, 2015 and 2014 included $34.6 million and $35.7 million, respectively, of retainage withheld under terms of the contracts. We estimate that approximately 90% of this retainage will be paid during 2016.
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
Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts. This allowance is based upon the best estimate of the probable losses in existing accounts receivable. The Company determines the allowances based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, as well as historical collection and write-off experience. These amounts are re-evaluated and adjusted on a regular basis as additional information is received. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful. At December 31, 2015 and 2014, our accounts receivable of $1,359.9 million and $1,234.2 million, respectively, included allowances for doubtful accounts of $11.2 million and $10.4 million, respectively. The provision for doubtful accounts during 2015, 2014 and 2013 amounted to approximately $2.9 million, $2.9 million and $3.5 million, respectively.
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
The carrying values of property, plant and equipment are reviewed for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. In performing this review for recoverability, property, plant and equipment is assessed for possible impairment by comparing their carrying values to their undiscounted net pre-tax cash flows expected to result from the use of the asset. Impaired assets are written down to their fair values, generally determined based on their estimated future discounted cash flows. Based on the results of our testing for the years ended December 31, 2015, 2014 and 2013, no impairment of property, plant and equipment was recognized.
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
Insurance Liabilities
Our insurance liabilities are determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. At December 31, 2015 and 2014, the estimated current portion of undiscounted insurance liabilities of $29.9 million and $28.8 million, respectively, were included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets. The estimated non-current portion of the undiscounted insurance liabilities included in “Other long-term obligations” at December 31, 2015 and 2014 were $114.3 million and $106.3 million, respectively.

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
We account for share-based payments in accordance with the provisions of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). ASC 718 requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period. For shares subject to graded vesting, our policy is to apply the straight-line method in recognizing compensation expense. ASC 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash inflow, rather than as an operating cash inflow in the Consolidated Statements of Cash Flows. This requirement reduces net operating cash flows and increases net financing cash flows.
New Accounting Pronouncements
In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We intend to adopt this pronouncement on January 1, 2017, and the adoption will not have a material impact on our financial position and/or results of operations.
In September 2015, an accounting pronouncement was issued by the FASB which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. This pronouncement is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We intend to adopt this pronouncement on January 1, 2016, and the adoption will not have a material impact on our financial position and/or results of operations.
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
NOTE 3 - ACQUISITIONS OF BUSINESSES
On October 19, 2015, October 13, 2015 and June 1, 2015, we acquired three companies, each for an immaterial amount. Two of the companies acquired primarily provide mechanical construction services, and their results of operations have been included in our United States mechanical construction and facilities services segment. The results of operations for the other company acquired have been included in our United States building services segment. The purchase price for the acquisition of these businesses is subject to finalization based on certain contingencies provided for in the purchase agreement. The acquisition of these businesses was accounted for by the acquisition method, and the prices paid for them have been allocated to their respective assets and liabilities, based upon the estimated fair values of their assets and liabilities at the dates of their respective acquisitions.
On July 29, 2013, we completed the acquisition of RepconStrickland, Inc. (“RSI”). This acquisition expands and strengthens our service offerings to new and existing customers and enhances our position within the industrial services and energy market sectors. Under the terms of the transaction, we acquired 100% of RSI’s stock for total consideration of $463.6 million. The acquisition was funded with cash on hand and $250.0 million from borrowings under our revolving credit facility. This acquisition was accounted for using the acquisition method of accounting. We acquired working capital of $35.5 million and other net liabilities of $67.1 million, and have ascribed $267.8 million to goodwill and $227.4 million to identifiable intangible assets in connection with the acquisition of RSI, which has been included in our United States industrial services segment. We expect that $49.0 million of acquired goodwill will be deductible for tax purposes.
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
During the years ended December 31, 2015 and December 31, 2013, we recorded net reversals of $0.5 million and $6.8 million, respectively, of liabilities resulting in non-cash income attributable to contingent consideration arrangements relating to prior acquisitions. During the year ended December 31, 2014, we recorded an increase of $0.6 million of liabilities resulting in non-cash expense attributable to contingent consideration arrangements relating to prior acquisitions.

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
The results of the discontinued operation are as follows (in thousands):

	For the twelve months ended December 31,
	2015	2014	2013
Revenues	$3,823	$19,297	$83,631
Loss from discontinued operation, net of income taxes	$(60)	$(4,690)	$(23,069)
Diluted loss per share from discontinued operation	$(0.00)	$(0.07)	$(0.34)

Included in the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014 are the following major classes of assets and liabilities associated with the discontinued operation (in thousands):

	December 31, 2015	December 31, 2014
Assets of discontinued operation:
Current assets	$2,525	$6,265
Non-current assets	$—	$278

Liabilities of discontinued operation:
Current liabilities	$4,407	$10,743
Non-current liabilities	$—	$94

At December 31, 2015, the assets and liabilities of the discontinued operation consisted of accounts receivable, contract retentions and contract warranty obligations that are expected to be collected or fulfilled in the ordinary course of business. Additionally at December 31, 2015, there remained $0.5 million of obligations related to employee severance and the termination of leased facilities, which is expected to be paid during the first half of 2016. The settlement of the remaining assets and liabilities may result in additional income and/or expenses. Such income and/or expenses are expected to be immaterial and will be reflected as an additional component of “Loss from discontinued operation” as incurred.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - EARNINGS PER SHARE
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the years ended December 31, 2015, 2014 and 2013 (in thousands, except share and per share data):

	2015	2014	2013
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$172,346	$173,354	$146,861
Loss from discontinued operation, net of income taxes	(60)	(4,690)	(23,069)
Net income attributable to EMCOR Group, Inc. common stockholders	$172,286	$168,664	$123,792
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	62,789,120	66,331,886	67,086,299
Effect of dilutive securities—Share-based awards	518,392	730,623	990,542
Shares used to compute diluted earnings (loss) per common share	63,307,512	67,062,509	68,076,841
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.74	$2.61	$2.19
From discontinued operation	(0.00)	(0.07)	(0.34)
Net income attributable to EMCOR Group, Inc. common stockholders	$2.74	$2.54	$1.85
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.72	$2.59	$2.16
From discontinued operation	(0.00)	(0.07)	(0.34)
Net income attributable to EMCOR Group, Inc. common stockholders	$2.72	$2.52	$1.82
There were no anti-dilutive awards for the years ended December 31, 2015, 2014 and 2013.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVENTORIES
Inventories as of December 31, 2015 and 2014 consist of the following amounts (in thousands):

	2015	2014
Raw materials and construction materials	$23,239	$23,330
Work in process	14,306	23,524
	$37,545	$46,854

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Machinery and equipment	$123,211	$120,528
Vehicles	51,673	45,036
Furniture and fixtures	20,730	20,693
Computer hardware/software	95,993	89,638
Land, buildings and leasehold improvements	88,877	81,206
Construction in progress	5,688	6,926
	386,172	364,027
Accumulated depreciation and amortization	(264,154)	(241,849)
	$122,018	$122,178
Depreciation and amortization expense related to property, plant and equipment, including capital leases, was $36.3 million, $36.5 million and $36.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
NOTE 8 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill at December 31, 2015 and 2014 was approximately $843.2 million and $834.1 million, respectively, and reflects the excess of cost over fair market value of net identifiable assets of companies acquired. Goodwill attributable to companies acquired in 2015 has been valued at $9.1 million. No companies were acquired in 2014. ASC Topic 805, “Business Combinations” (“ASC 805”) requires that all business combinations be accounted for using the acquisition method and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, such as trade names, but instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators) and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives. As of December 31, 2015, approximately 45.6% of our goodwill related to our United States industrial services segment, approximately 27.1% of our goodwill related to our United States building services segment, approximately 26.8% related to our United States mechanical construction and facilities services segment and approximately 0.5% related to our United States electrical construction and facilities services segment.
We test for impairment of goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 17, “Segment Information”, of the notes to consolidated financial statements. In assessing whether our goodwill is impaired, we utilize the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further analysis is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. The weighted average cost of capital used in our annual testing for

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS - (Continued)

impairment as of October 1, 2015 was 11.1%, 11.1% and 11.0% for our domestic construction segments, our United States building services segment and our United States industrial services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for all of our domestic segments. Unfavorable changes in these key assumptions may affect future testing results and cause us to fail step one of the goodwill impairment testing process. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average costs of capital would cause the estimated fair value of our United Stated industrial services segment to approach its carrying value. A 50 basis point increase in the weighted average costs of capital would not significantly reduce the excess of the estimated fair value compared to the carrying value for any of our other domestic segments. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would not significantly reduce the excess of the estimated fair value compared to the carrying value for any of our domestic segments. For the years ended December 31, 2015, 2014 and 2013, no impairment of our goodwill was recognized.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value of such trade names using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. For the years ended December 31, 2015 and 2013, no impairment of our trade names was recognized. The annual impairment review of our trade names for the year ended December 31, 2014 resulted in a $1.5 million non-cash impairment charge as a result of a change in the fair value of subsidiary trade names associated with certain prior acquisitions reported within our United States mechanical construction and facilities services segment and our United States building services segment.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. For the years ended December 31, 2015, 2014 and 2013, no impairment of our other identifiable intangible assets was recognized.
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
The changes in the carrying amount of goodwill by reportable segments during the years ended December 31, 2015 and 2014 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	United States industrial services segment	Total
Balance at December 31, 2013	$3,823	$217,255	$229,204	$384,543	$834,825
Acquisitions, sales and purchase price adjustments	—	—	(819)	96	(723)
Balance at December 31, 2014	3,823	217,255	228,385	384,639	834,102
Acquisitions, sales and purchase price adjustments	—	8,816	252	—	9,068
Balance at December 31, 2015	$3,823	$226,071	$228,637	$384,639	$843,170

The aggregate goodwill balance as of December 31, 2013 included $210.6 million of accumulated impairment charges, which were comprised of $139.5 million within the United States building services segment and $71.1 million within the United States industrial services segment.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS - (Continued)

Identifiable intangible assets as of December 31, 2015 and 2014 consist of the following (in thousands):

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$47,745	$(47,745)	$—	$—
Developed technology/Vendor network	95,661	(40,482)	—	55,179
Customer relationships	430,356	(141,695)	(4,834)	283,827
Non-competition agreements	10,220	(9,832)	—	388
Trade names (amortized)	21,248	(12,410)	—	8,838
Trade names (unamortized)	174,039	—	(49,437)	124,602
Total	$779,269	$(252,164)	$(54,271)	$472,834

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$47,620	$(47,620)	$—	$—
Developed technology/Vendor network	95,661	(35,347)	—	60,314
Customer relationships	425,873	(112,457)	(4,834)	308,582
Non-competition agreements	9,980	(9,330)	—	650
Trade names (amortized)	21,248	(9,515)	—	11,733
Trade names (unamortized)	170,218	—	(49,437)	120,781
Total	$770,600	$(214,269)	$(54,271)	$502,060

Identifiable intangible assets attributable to companies acquired in 2015 have been valued at $8.7 million. No companies were acquired in 2014. See Note 3 - Acquisitions of Businesses of the notes to consolidated financial statements for additional information. The identifiable intangible amounts are amortized on a straight-line basis. The weighted average amortization periods for the unamortized balances remaining are, in the aggregate, approximately 11 years, which are comprised of the following: 11.5 years for developed technology/vendor network, 11 years for customer relationships, 1.5 years for non-competition agreements and 4 years for trade names.
Amortization expense related to identifiable intangible assets with finite lives was $37.9 million, $38.0 million and $31.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The following table presents the estimated future amortization expense of identifiable intangible assets in the following years (in thousands):

2016	$37,380
2017	35,003
2018	32,835
2019	30,853
2020	30,671
Thereafter	181,490
$348,232

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEBT
Credit Facilities
Until November 25, 2013, we had a revolving credit agreement (the “2011 Credit Agreement”) as amended, which provided for a revolving credit facility of $750.0 million. The 2011 Credit Agreement was effective November 21, 2011. Effective November 25, 2013, we amended and restated the 2011 Credit Agreement to provide for a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the “Term Loan”) (collectively referred to as the “2013 Credit Agreement”) expiring November 25, 2018. The proceeds of the Term Loan were used to repay amounts drawn under the 2011 Credit Agreement. We may increase the 2013 Revolving Credit Facility to $1.05 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments; and we may allocate up to $250.0 million of available capacity under the 2013 Revolving Credit Facility to letters of credit for our account or for the account of our subsidiaries. The 2013 Credit Agreement is guaranteed by most of our direct and indirect subsidiaries and is secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2013 Revolving Credit Facility and the Term Loan contain various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of December 31, 2015 and December 31, 2014. A commitment fee is payable on the average daily unused amount under the 2013 Revolving Credit Facility, which ranges from 0.20% to 0.30%, based on certain financial tests. The fee was 0.20% of the unused amount as of December 31, 2015. Borrowings under the 2013 Credit Agreement bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.50% at December 31, 2015) plus 0.25% to 0.75%, based on certain financial tests or (2) United States dollar LIBOR (0.42% at December 31, 2015) plus 1.25% to 1.75%, based on certain financial tests. The interest rate in effect at December 31, 2015 was 1.67%. Fees for letters of credit issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized approximately $3.0 million of debt issuance costs associated with the 2013 Credit Agreement. This amount is being amortized over the life of the agreement and is included as part of interest expense. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, commencing with the calendar quarter ended March 31, 2014, in the amount of $4.4 million, with a final payment of all unpaid principal and interest due and payable on November 25, 2018. As of December 31, 2015 and December 31, 2014, the balance on the Term Loan was $315.0 million and $332.5 million, respectively. As of December 31, 2015 and December 31, 2014, we had approximately $99.0 million and $95.5 million of letters of credit outstanding, respectively. There were no borrowings outstanding under the 2013 Revolving Credit Facility as of December 31, 2015 and December 31, 2014.
Long-term debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Term Loan, interest payable at varying amounts through 2018	$315,000	$332,500
Capitalized Lease Obligations, at weighted average interest rates from 3.0% to 5.8% payable in varying amounts through 2020	3,869	2,883
Other, payable through 2019	44	57
	318,913	335,440
Less: current maturities	18,848	19,041
	$300,065	$316,399
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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015 and December 31, 2014 (in thousands):

	Assets at Fair Value as of December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$486,831	$—	$—	$486,831
Restricted cash (2)	4,232	—	—	4,232
Deferred compensation plan assets (3)	7,497	—	—	7,497
Total	$498,560	$—	$—	$498,560

	Assets at Fair Value as of December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$432,056	$—	$—	$432,056
Restricted cash (2)	6,474	—	—	6,474
Deferred compensation plan assets (3)	3,139	—	—	3,139
Total	$441,669	$—	$—	$441,669
_________________

(1)
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, which are Level 1 assets. At December 31, 2015 and 2014, we had $151.4 million and $156.7 million, respectively, in money market funds.

(2)	Restricted cash is classified as “Prepaid expenses and other” in our consolidated balance sheets.

(3)	Deferred compensation plan assets are classified as “Other assets” in our consolidated balance sheets.
We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. The carrying value of our debt associated with the 2013 Credit Agreement approximates its fair value due to the variable rate on such debt.

NOTE 11 - INCOME TAXES
Our 2015 income tax provision from continuing operations was $106.3 million compared to $103.5 million for 2014 and $82.3 million for 2013. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the years ended December 31, 2015, 2014 and 2013, were 38.1%, 37.4% and 35.9%, respectively. The increase in the 2015 income tax provision compared to 2014 was predominantly due to certain increases in the state tax provision attributable to the mix of earnings and the effect of a change in the United Kingdom statutory tax rate on deferred tax assets. The increase in the 2014 income tax provision compared to 2013 was primarily due to the effect of increased income before income taxes and the 2013 reversal of reserves for previously unrecognized income tax benefits.
As of December 31, 2015 and 2014, the amount of unrecognized income tax benefits was $4.8 million and $5.2 million (of which $3.0 million, if recognized, would favorably affect our effective income tax rate), respectively.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES - (Continued)

As of December 31, 2015 and 2014, we had an accrual of $0.4 million and $0.3 million for the payment of interest related to unrecognized income tax benefits included in the Consolidated Balance Sheets, respectively. During each of the years ended December 31, 2015 and 2014, we recognized approximately $0.1 million in interest expense related to our unrecognized income tax benefits. In addition, we reversed less than $0.1 million and $0.1 million of accrued interest expense related to our unrecognized income tax benefits for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, we had total income tax reserves included in “Other long-term liabilities” of $5.2 million and $5.5 million, respectively. We record interest expense on unrecognized tax benefits in income tax expense.
A reconciliation of the beginning and end of year unrecognized income tax benefits is as follows (in thousands):

	2015	2014
Balance at beginning of year	$5,203	$3,116
Additions based on tax positions related to the current year	611	1,053
Additions based on tax positions related to prior years	—	2,816
Reductions for tax positions of prior years	(1,053)	(1,162)
Reductions for expired statute of limitations	—	(620)
Balance at end of year	$4,761	$5,203
It is reasonably possible that approximately $4.1 million of unrecognized income tax benefits at December 31, 2015, primarily relating to uncertain tax positions attributable to tax return filing positions, may decrease in the next twelve months as a result of estimated settlements with taxing authorities and the expiration of applicable statutes of limitations.
We file income tax returns with the Internal Revenue Service and various state, local and foreign tax agencies. The Company is currently under examination by the Internal Revenue Service and various taxing authorities for the years 2008 through 2014. During the first quarter of 2014, the Internal Revenue Service finalized its audit of our federal income tax returns for the years 2010 through 2011. We agreed to and paid an assessment, for an immaterial amount, proposed by the Internal Revenue Service pursuant to such audit.
The income tax provision in the accompanying Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 consisted of the following (in thousands):

	2015	2014	2013
Current:
Federal provision	$94,405	$80,852	$60,449
State and local provisions	21,320	14,532	2,897
Foreign provision	831	2,396	7,083
	116,556	97,780	70,429
Deferred	(10,300)	5,748	11,857
	$106,256	$103,528	$82,286

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES - (Continued)

Factors accounting for the variation from U.S. statutory income tax rates from continuing operations for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013
Federal income taxes at the statutory rate	$97,588	$98,576	$81,448
Noncontrolling interests	(77)	(1,667)	(1,247)
State and local income taxes, net of federal tax benefits	12,590	9,944	9,446
State tax reserves	62	(38)	(6,529)
Permanent differences	3,096	2,961	3,226
Domestic manufacturing deduction	(6,604)	(5,008)	(4,778)
Foreign income taxes (including UK statutory rate changes)	(361)	(1,237)	1,183
Federal tax reserves	14	62	263
Other	(52)	(65)	(726)
	$106,256	$103,528	$82,286
The components of the net deferred income tax liability are included in “Prepaid expenses and other” of $36.0 million, “Other assets” of $11.3 million, and “Other long-term obligations” of $167.9 million at December 31, 2015, and the components of net deferred income tax liability are included in “Prepaid expenses and other” of $29.3 million, “Other assets” of $16.6 million, and “Other long-term obligations” of $173.7 million at December 31, 2014 in the accompanying Consolidated Balance Sheets.
The amounts recorded for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Deferred income tax assets:
Excess of amounts expensed for financial statement purposes over amounts deducted for income tax purposes:
Insurance liabilities	$58,582	$54,351
Pension liability	6,255	10,142
Deferred compensation	28,033	17,886
Other (including liabilities and reserves)	28,562	31,828
Total deferred income tax assets	121,432	114,207
Valuation allowance for deferred tax assets	(805)	(2,024)
Net deferred income tax assets	120,627	112,183
Deferred income tax liabilities:
Costs capitalized for financial statement purposes and deducted for income tax purposes:
Goodwill and identifiable intangible assets	(218,715)	(216,126)
Other, primarily depreciation of property, plant and equipment	(22,510)	(23,884)
Total deferred income tax liabilities	(241,225)	(240,010)
Net deferred income tax liabilities	$(120,598)	$(127,827)
We file a consolidated federal income tax return including all of our U.S. subsidiaries. As of December 31, 2015 and 2014, the total valuation allowance on net deferred income tax assets was approximately $0.8 million and $2.0 million, respectively, related to state and local net operating losses. The reason for the net decrease in the valuation allowance for 2015 was related to the utilization of state and local net operating loss carryforwards. Although realization is not assured, we believe it is more likely than not that the deferred income tax asset, net of the valuation allowance discussed above, will be realized. The amount of the deferred income tax asset considered realizable, however, could be reduced if estimates of future income are reduced.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES - (Continued)

At December 31, 2015, we had trading losses for United Kingdom income tax purposes of approximately $23.4 million, which have no expiration date. Such losses are subject to review by the United Kingdom taxing authority. Realization of the deferred income tax assets is dependent on our generating sufficient taxable income. We believe that the deferred income tax assets will be realized through projected future income.
Income before income taxes from continuing operations for the years ended December 31, 2015, 2014 and 2013 consisted of the following (in thousands):

	2015	2014	2013
United States	$264,867	$265,529	$219,300
Foreign	13,956	16,116	13,409
	$278,823	$281,645	$232,709
As of December 31, 2015, we had undistributed foreign earnings from our United Kingdom subsidiary of approximately $21.9 million for which we have not recorded a deferred tax liability, as we have provided taxes on a significant portion of such earnings in prior periods and the earnings on which income taxes have not been provided are indefinitely reinvested. As of December 31, 2015, the amount of cash held in the United Kingdom was approximately $46.5 million which, if repatriated, should not result in any federal or state income taxes. As of December 31, 2015, we had undistributed foreign earnings from our Puerto Rico subsidiary of approximately $1.4 million for which we have not recorded a deferred tax liability as such earnings are indefinitely reinvested. As of December 31, 2015, the amount of cash held in Puerto Rico was approximately $3.0 million which, if repatriated, may result in federal and state income taxes of approximately $0.5 million.
NOTE 12 - COMMON STOCK
As of December 31, 2015 and December 31, 2014, there were 61,067,868 and 62,981,229 shares of our common stock outstanding, respectively.
We have paid quarterly dividends since October 25, 2011. In December 2013, our Board of Directors announced its intention to increase the regular quarterly dividend to $0.08 per share commencing with the dividend to be paid in the first quarter of 2014. We currently pay a regular quarterly dividend of $0.08 per share.
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014 and October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million and $200.0 million of our outstanding common stock, respectively. During 2015, we repurchased approximately 2.3 million shares of our common stock for approximately $112.3 million. Since the inception of these repurchase programs through December 31, 2015, we have repurchased 9.9 million shares of our common stock for approximately $395.9 million. As of December 31, 2015, there remained authorization for us to repurchase approximately $254.1 million of our shares. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Repurchases may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
NOTE 13 - SHARE-BASED COMPENSATION PLANS
We have an incentive plan under which stock options, stock awards, stock units and other share-based compensation may be granted to officers, non-employee directors and key employees of the Company. Under the terms of this plan, 3,250,000 shares were authorized and 1,849,266 shares are available for grant or issuance as of December 31, 2015. Any issuances under this plan are valued at the fair market value of the common stock on the grant date. The vesting and expiration of any stock option grants and the vesting schedule of any stock awards or stock units are determined by the Compensation and Personnel Committee of our Board of Directors at the time of the grant. Additionally, we have outstanding stock options that were issued under other plans, and no further grants may be made under those plans.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SHARE-BASED COMPENSATION PLANS - (Continued)

The following table summarizes activity regarding our stock options and awards of shares and stock units since December 31, 2012:

Stock Options			Restricted Stock Units
	Shares	Weighted Average Price		Shares	Weighted Average Price
Balance, December 31, 2012	1,796,377	$17.15	Balance, December 31, 2012	588,907	$28.56
Granted	—	—	Granted	192,617	$36.26
Expired	—	—	Forfeited	(15,298)	$29.38
Exercised	(485,680)	$14.55	Vested	(155,423)	$27.77
Balance, December 31, 2013	1,310,697	$18.12	Balance, December 31, 2013	610,803	$31.17
Granted	—	—	Granted	176,418	$43.06
Expired	—	—	Forfeited	(500)	$43.76
Exercised	(743,923)	$13.52	Vested	(152,423)	$32.46
Balance, December 31, 2014	566,774	$24.15	Balance, December 31, 2014	634,298	$34.16
Granted	—	—	Granted	241,274	$45.23
Expired	(30,000)	$12.09	Forfeited	(3,587)	$29.56
Exercised	(230,048)	$26.71	Vested	(266,497)	$32.17
Balance, December 31, 2015	306,726	$23.42	Balance, December 31, 2015	605,488	$39.47
We recognized $8.8 million, $8.1 million and $6.9 million of compensation expense for stock units awarded to non-employee directors and employees pursuant to incentive plans for the years ended December 31, 2015, 2014 and 2013, respectively. We have $6.6 million of compensation expense, net of income taxes, which will be recognized over the remaining vesting periods of up to approximately four years. In addition, an aggregate of 93,399 restricted stock units granted to an employee and our non-employee directors vested as of December 31, 2015, but issuance has been deferred for certain periods up to five years or upon retirement.
All outstanding stock options were fully vested as of December 31, 2012; therefore, no compensation expense was recognized for the years ended December 31, 2015, 2014 and 2013.
As a result of stock option exercises, $3.8 million, $6.9 million and $5.2 million of proceeds were received during the years ended December 31, 2015, 2014 and 2013, respectively. The income tax benefit derived in 2015, 2014 and 2013 as a result of such exercises and share-based compensation was $1.6 million, $8.6 million and $5.2 million, respectively, of which $1.7 million, $8.3 million and $4.6 million, respectively, represented excess tax benefits. The total intrinsic value of options (the amounts by which the stock price exceeded the exercise price of the option on the date of exercise) that were exercised during 2015, 2014 and 2013 was $4.6 million, $23.5 million and $12.5 million, respectively.
At December 31, 2015, 2014 and 2013, 306,726 options, 566,774 options and 1,310,697 options were exercisable, respectively. The weighted average exercise price of exercisable options at December 31, 2015, 2014 and 2013 was approximately $23.42, $24.15 and $18.12, respectively. The total aggregate intrinsic value of options outstanding and exercisable as of December 31, 2015, 2014 and 2013 were approximately $7.6 million, $11.5 million and $31.9 million, respectively.
The following table summarizes information about our stock options as of December 31, 2015:

Stock Options Outstanding and Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
$20.42 - $20.54	110,000	1.41 Years	$20.43
$22.52 - $24.48	140,000	3.31 Years	$23.92
$27.39 - $29.26	56,726	0.54 Years	$27.96

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
The change in benefit obligations and assets of the UK Plan for the years ended December 31, 2015 and 2014 consisted of the following components (in thousands):

	2015	2014
Change in pension benefit obligation
Benefit obligation at beginning of year	$332,806	$308,877
Interest cost	11,603	14,027
Actuarial (gain) loss	(21,707)	40,906
Benefits paid	(9,604)	(9,915)
Foreign currency exchange rate changes	(17,273)	(21,089)
Benefit obligation at end of year	295,825	332,806
Change in pension plan assets
Fair value of plan assets at beginning of year	282,095	269,811
Actual return on plan assets	569	34,012
Employer contributions	5,631	6,028
Benefits paid	(9,604)	(9,915)
Foreign currency exchange rate changes	(15,136)	(17,841)
Fair value of plan assets at end of year	263,555	282,095
Funded status at end of year	$(32,270)	$(50,711)
The actuarial gain in 2015 and actuarial loss in 2014 resulted from fluctuations in corporate bond yields leading to changes in the discount rate assumptions as disclosed below.
Amounts not yet reflected in net periodic pension cost and included in accumulated other comprehensive loss:

	2015	2014
Unrecognized losses	$88,818	$102,673
The underfunded status of the UK Plan of $32.3 million and $50.7 million at December 31, 2015 and 2014, respectively, is included in “Other long-term obligations” in the accompanying Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ended December 31, 2016.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - RETIREMENT PLANS - (Continued)

The weighted average assumptions used to determine benefit obligations as of December 31, 2015 and 2014 were as follows:

	2015	2014
Discount rate	3.8%	3.6%
The weighted average assumptions used to determine net periodic pension cost for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Discount rate	3.6%	4.6%	4.3%
Annual rate of return on plan assets	6.3%	6.7%	6.7%
The annual rate of return on plan assets has been determined by modeling possible returns using the actuary’s portfolio return calculator and the fair value of plan assets. This models the long term expected returns of the various asset classes held in the portfolio and allows for the additional benefits of holding a diversified portfolio. For measurement purposes of the liability, the annual rates of inflation of covered pension benefits assumed for each of 2015 and 2014 was 2.0%.
The components of net periodic pension cost of the UK Plan for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013
Interest cost	$11,603	$14,027	$12,326
Expected return on plan assets	(16,181)	(16,888)	(14,369)
Amortization of unrecognized loss	2,526	2,029	2,560
Net periodic pension cost	$(2,052)	$(832)	$517
Actuarial gains and losses are amortized using a corridor approach whereby cumulative gains and losses in excess of the greater of 10% of the pension benefit obligation or the fair value of plan assets are amortized over the average life expectancy of plan participants. The amortization period for 2015 was 27 years.
The reclassification adjustment, net of income taxes, for the UK Plan from accumulated other comprehensive loss into net periodic pension cost for the years ended December 31, 2015, 2014 and 2013 was approximately $2.0 million, $1.6 million and $2.0 million, respectively, which was classified as a component of “Cost of sales” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The estimated unrecognized loss for the UK Plan that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next year is approximately $1.8 million, net of income taxes.
UK Plan Assets
The weighted average asset allocations and weighted average target allocations at December 31, 2015 and 2014 were as follows:

Asset Category	Target Asset Allocation	December 31, 2015	December 31, 2014
Equity securities	45.0%	43.3%	43.2%
Debt securities	55.0%	56.3%	56.6%
Cash	—%	0.4%	0.2%
Total	100.0%	100.0%	100.0%

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
The following tables set forth by level, within the fair value hierarchy discussed in Note 10 - Fair Value Measurements, the fair value of assets of the UK Plan as of December 31, 2015 and 2014 (in thousands):

	Assets at Fair Value as of December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total
Equity and equity like investments	$—	$114,213	$—	$114,213
Corporate bonds	—	114,434	—	114,434
Government bonds	—	34,011	—	34,011
Cash	897	—	—	897
Total	$897	$262,658	$—	$263,555

	Assets at Fair Value as of December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total
Equity and equity like investments	$—	$121,739	$—	$121,739
Corporate bonds	—	124,380	—	124,380
Government bonds	—	35,319	—	35,319
Cash	657	—	—	657
Total	$657	$281,438	$—	$282,095
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - RETIREMENT PLANS - (Continued)

The table below sets forth a summary of changes in the fair value of the UK Plan’s Level 3 assets for the years ended December 31, 2015 and 2014 (in thousands):

Equity and Equity Like Investments	2015	2014
Start of year balance	$—	$5,196
Actual return on plan assets, relating to assets still held at reporting date	—	—
Purchases, sales and settlements, net	—	(4,889)
Change due to exchange rate changes	—	(307)
End of year balance	$—	$—
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
Cash Flows:
Contributions
Our United Kingdom subsidiary expects to contribute approximately $5.4 million to its UK Plan in 2016.
Estimated Future Benefit Payments
The following estimated benefit payments are expected to be paid in the following years (in thousands):

Pension Benefits
2016	$9,509
2017	$9,869
2018	$10,974
2019	$11,717
2020	$11,842
Succeeding five years	$65,494
The following table shows certain information for the UK Plan where the accumulated benefit obligation is in excess of plan assets as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Projected benefit obligation	$295,825	$332,806
Accumulated benefit obligation	$295,825	$332,806
Fair value of plan assets	$263,555	$282,095
We also sponsor two U.S. defined benefit plans in which participation by new individuals is frozen. The benefit obligation associated with these plans as of December 31, 2015 and 2014 was approximately $7.0 million and $6.7 million, respectively. The estimated fair value of the plan assets as of December 31, 2015 and 2014 was approximately $4.9 million and $5.1 million, respectively. The plan assets are considered Level 1 assets within the fair value hierarchy and are predominantly invested in cash, equities, and equity and bond funds. The pension liability balances as of December 31, 2015 and 2014 are classified as “Other long-term obligations” in the accompanying Consolidated Balance Sheets. The measurement date for these two plans is December 31 of each year. The major assumptions used in the actuarial valuations to determine benefit obligations as of December 31, 2015 and 2014 included discount rates of 4.00% and 3.80% for 2015 and 4.50% and 4.30% for 2014 . Also, included was an expected rate of return of 7.00% for both 2015 and 2014. The reclassification adjustment, net of income taxes, from accumulated other comprehensive loss into net periodic pension cost for the years ended December 31, 2015, 2014 and 2013 was approximately $0.2 million, $0.2 million and $0.3 million, respectively, which was classified as a component of “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The estimated loss for these plans that will be amortized

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - RETIREMENT PLANS - (Continued)

from accumulated other comprehensive loss into net periodic pension cost over the next year is approximately $0.2 million, net of income taxes. The future estimated benefit payments expected to be paid from the plans for the next ten years is approximately $0.4 million per year.
Multiemployer Plans
We participate in over 200 multiemployer pension plans (“MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As one of many participating employers in these MEPPs, we are responsible with the other participating employers for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of an MEPP and legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact the funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions.
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
We could also be obligated to make payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce our number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closure of a subsidiary assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) would equal our proportionate share of the MEPPs’ unfunded vested benefits. We believe that certain of the MEPPs in which we participate may have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the MEPP’s current financial situation, we are unable to determine (a) the amount and timing of any future withdrawal liability, if any, and (b) whether our participation in these MEPPs could have a material adverse impact on our financial position, results of operations or liquidity. We did not record any withdrawal liability for the years ended December 31, 2015 and 2014. We recorded a withdrawal liability of approximately $0.1 million for the year ended December 31, 2013.
The following table lists all domestic MEPPs to which our contributions exceeded $2.0 million in 2015. Additionally, this table also lists all domestic MEPPs to which we contributed in 2015 in excess of $0.5 million for MEPPs in the critical status, “red zone” and $1.0 million in the endangered status, “orange or yellow zones”, as defined by the PPA (in thousands):

Pension Fund	EIN/Pension Plan Number	PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date of CBA
		2015	2014		2015	2014	2013
Plumbers & Pipefitters National Pension Fund	52-6152779 001	Yellow	Yellow	Implemented	$12,021	$10,425	$12,509	No	January 2016 to August 2019
Sheet Metal Workers National Pension Fund	52-6112463 001	Yellow	Yellow	Implemented	10,891	9,977	9,476	No	April 2016 to June 2020
National Electrical Benefit Fund	53-0181657 001	Green	Green	N/A	8,513	7,985	7,986	No	February 2016 to September 2020
Pension, Hospitalization & Benefit Plan of the Electrical Industry- Pension Trust Account	13-6123601 001	Green	Green	N/A	7,543	6,219	6,189	No	May 2016 to January 2018

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - RETIREMENT PLANS - (Continued)

Pension Fund	EIN/Pension Plan Number	PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date of CBA
		2015	2014		2015	2014	2013
National Automatic Sprinkler Industry Pension Fund	52-6054620 001	Red	Red	Implemented	6,697	6,000	4,226	No	March 2016 to June 2017
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390 001	Green	Green	N/A	6,465	6,518	6,296	No	January 2016 to November 2019
Electrical Contractors Association of the City of Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Pension Plan 2	51-6030753 002	Green	Green	N/A	5,759	4,051	2,412	No	May 2016 to June 2016
Plumbers Pipefitters & Mechanical Equipment Service Local Union 392 Pension Plan	31-0655223 001	Red	Red	Implemented	5,554	4,962	4,128	Yes	June 2019
Sheet Metal Workers Pension Plan of Northern California	51-6115939 001	Red	Red	Implemented	4,851	3,467	3,658	No	June 2016 to June 2018
U.A. Local 393 Pension Trust Fund Defined Benefit	94-6359772 002	Green	Green	N/A	4,597	3,585	2,811	Yes	June 2016 to June 2018
Pipefitters Union Local 537 Pension Fund	51-6030859 001	Green	Green	N/A	3,939	2,981	3,690	Yes	January 2016 to August 2017
Northern California Pipe Trades Pension Plan	94-3190386 001	Green	Green	N/A	3,544	3,270	2,258	Yes	June 2016 to June 2018
Eighth District Electrical Pension Fund	84-6100393 001	Green	Green	N/A	3,411	2,695	3,005	Yes	February 2016 to May 2018
Southern California IBEW-NECA Pension Trust Fund	95-6392774 001	Orange	Yellow	Implemented	2,894	2,776	3,215	No	May 2016 to November 2019
Southern California Pipe Trades Retirement Fund	51-6108443 001	Green	Green	N/A	2,743	2,863	5,498	No	June 2016 to August 2019
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919 001	Green	Green	N/A	2,620	2,880	2,878	Yes	June 2016 to July 2018
U.A. Plumbers Local 24 Pension Fund	22-6042823 001	Green	Green	N/A	2,431	1,998	1,330	Yes	April 2016
Sheet Metal Workers Pension Plan of Southern California, Arizona & Nevada	95-6052257 001	Red	Red	Implemented	2,310	1,824	1,271	No	June 2016 to June 2020
San Diego Electrical Pension Plan	95-6101801 001	Red	Green	Pending	2,109	1,878	2,162	Yes	September 2016 to May 2020
U.A. Local 38 Defined Benefit Pension Plan	94-1285319 001	Yellow	Yellow	Implemented	1,526	1,605	1,522	No	June 2016 to June 2017
Boilermaker-Blacksmith National Pension Trust	48-6168020 001	Yellow	Yellow	Implemented	1,367	1,177	1,828	No	April 2017 to September 2018
Plumbing & Pipe Fitting Local 219 Pension Fund	34-6682376 001	Red	Red	Implemented	1,262	1,107	1,142	Yes	May 2017
Building Trades United Pension Trust Fund Milwaukee and Vicinity	51-6049409 001	Yellow	Yellow	Implemented	1,111	1,033	918	No	May 2016

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - RETIREMENT PLANS - (Continued)

Pension Fund	EIN/Pension Plan Number	PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date of CBA
		2015	2014		2015	2014	2013
Steamfitters Local Union No. 420 Pension Plan	23-2004424 001	Red	Red	Implemented	845	862	831	No	April 2017 to May 2017
U.A. Local 467 Defined Benefit Plan	94-2353807 005	Red	Red	Implemented	844	787	538	No	June 2016 to June 2018
Plumbers & Pipefitters Local 162 Pension Fund	31-6125999 001	Red	Red	Implemented (3)	814	818	770	Yes	May 2019
Other Multiemployer Pension Plans					40,395	44,248	48,724		Various
Total Contributions					$147,056	$137,991	$141,271

_________________

(1)	The zone status represents the most recent available information for the respective MEPP, which may be 2014 or earlier for the 2015 year and 2013 or earlier for the 2014 year.

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

(3)	For these respective plans, a funding surcharge was currently in effect for 2015.
The nature and diversity of our business may result in volatility in the amount of our contributions to a particular MEPP for any given period. That is because, in any given market, we could be working on a significant project and/or projects, which could result in an increase in our direct labor force and a corresponding increase in our contributions to the MEPP(s) dictated by the applicable CBA. When that particular project(s) finishes and is not replaced, the number of participants in the MEPP(s) who are employed by us would also decrease, as would our level of contributions to the particular MEPP(s). Additionally, the amount of contributions to a particular MEPP could also be affected by the terms of the CBA, which could require at a particular time, an increase in the contribution rate and/or surcharges. Our contributions to various MEPPs did not increase as a result of acquisitions made since 2013.
We also participate in two MEPPs that are located within the United Kingdom for which we have contributed $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The information that we have obtained relating to these plans is not as readily available and/or as comparable as the information that has been ascertained in the United States. Based upon the most recently available information, one of the plans is 100% funded, and the other plan is between 65% and less than 80% funded. A recovery plan has been put in place for the plan that is less than 80% funded, which requires higher contribution amounts to be paid by our UK operations.
Additionally, we contribute to certain multiemployer plans that provide post retirement benefits such as health and welfare benefits and/or defined contribution/annuity plans, among others. Our contributions to these plans approximated $108.1 million, $98.3 million and $93.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our contributions to other post retirement benefit plans did not increase as a result of acquisitions made since 2013. The amount of contributions to these plans is also subject for the most part to the factors discussed above in conjunction with the MEPPs.
Defined Contribution Plans
We have defined contribution retirement and savings plans that cover eligible employees in the United States. Contributions to these plans are based on a percentage of the employee’s base compensation. The expenses recognized for the years ended December 31, 2015, 2014 and 2013 for these plans were $26.5 million, $25.3 million and $22.6 million, respectively. At our discretion, we may make additional supplemental matching contributions to a defined contribution retirement and savings plan. The expenses recognized related to additional supplemental matching for the years ended December 31, 2015, 2014 and 2013 were $4.8 million, $4.3 million and $4.0 million, respectively.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - RETIREMENT PLANS - (Continued)

Our United Kingdom subsidiary has defined contribution retirement plans. The expense recognized for the years ended December 31, 2015, 2014 and 2013 was $4.0 million, $4.5 million and $4.0 million, respectively.
NOTE 15 - COMMITMENTS AND CONTINGENCIES
Commitments
We lease land, buildings and equipment under various leases. The leases frequently include renewal options and escalation clauses and require us to pay for utilities, taxes, insurance and maintenance expenses.
Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related subleases with initial or remaining terms of one or more years at December 31, 2015, were as follows (in thousands):

	Capital Leases	Operating Leases	Sublease Income
2016	$1,459	$58,918	$558
2017	837	47,670	257
2018	650	36,637	126
2019	1,093	28,199	63
2020	77	21,854	—
Thereafter	—	46,283	—
Total minimum lease payments	4,116	$239,561	$1,004
Amounts representing interest	(247)
Present value of net minimum lease payments	$3,869
Rent expense for operating leases and other rental items, including short-term equipment rentals charged to cost of sales for our construction contracts, for the years ended December 31, 2015, 2014 and 2013 was $122.0 million, $118.4 million and $118.6 million, respectively. Rent expense for the years ended December 31, 2015, 2014 and 2013 was reported net of sublease rental income of $1.2 million, $1.3 million and $1.2 million, respectively.
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
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2015, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, had there been defaults on all our then existing contractual obligations, was approximately $1.2 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
At December 31, 2015, we employed approximately 29,000 people, approximately 56% of whom are represented by various unions pursuant to more than 375 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.
Restructuring expenses were $0.8 million, $1.2 million and $0.6 million for 2015, 2014 and 2013, respectively. The 2015 restructuring expenses included $0.9 million of employee severance obligations and a reversal of $0.1 million relating to the termination of leased facilities. The 2014 restructuring expenses included $0.6 million of employee severance obligations and $0.6 million relating to the termination of leased facilities. The 2013 restructuring expenses included $0.5 million of employee severance obligations and $0.1 million relating to the termination of leased facilities. As of December 31, 2015, 2014 and 2013, the balance of our restructuring related obligations yet to be paid was $0.1 million, $0.3 million and $0.2 million, respectively. The majority of obligations outstanding as of December 31, 2014 and 2013 were paid during 2015 and 2014, respectively. The obligations outstanding as of December 31, 2015 will be paid during the first half of 2016.
The changes in restructuring activity by reportable segments during the years ended December 31, 2015 and December 31, 2014 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	Corporate Administration	Total
Balance at December 31, 2013	$30	$164	$—	$—	$194
Charges	638	230	—	300	1,168
Payments	(413)	(368)	—	(300)	(1,081)
Balance at December 31, 2014	255	26	—	—	281
Charges	(106)	6	924	—	824
Payments	(149)	(32)	(843)	—	(1,024)
Balance at December 31, 2015	$—	$—	$81	$—	$81
A summary of restructuring expenses by reportable segments recognized for the year ended December 31, 2015 was as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	Corporate Administration	Total
Severance	$—	$6	$924	$—	$930
Leased facilities	(106)	—	—	—	(106)
Total charges	$(106)	$6	$924	$—	$824
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
One of our subsidiaries, USM, Inc. (“USM”), doing business in California provides, among other things, janitorial services to its customers by having those services performed by independent janitorial companies. USM and one of its customers, which owns retail stores (the “Customer”), were co-defendants in a federal class action lawsuit brought by six employees of USM’s California janitorial subcontractors. The action was commenced on September 5, 2013 in a Superior Court of California and was removed by USM on November 22, 2013 to the United States District Court for the Northern District of California. The employees alleged in their complaint, among other things, that USM and the Customer, during a period that began before our acquisition of USM, violated a California statute that prohibits USM from entering into a contract with a janitorial subcontractor when it knew or should have known that the contract did not include funds sufficient to allow the janitorial subcontractor to comply with all local, state and federal laws or regulations governing the labor or services to be provided. The employees asserted that the amounts USM paid to its janitorial subcontractors were insufficient to allow those janitorial subcontractors to meet their obligations regarding, among other things, wages due for all hours their employees worked, minimum wages, overtime pay and meal and rest breaks. These employees sought to represent not only themselves, but also all other individuals who provided janitorial services at the Customer’s stores in California during the relevant four-year time period. We do not believe USM or the Customer violated the California statute or that the employees could have brought the action as a class action on behalf of other employees of janitorial companies with whom USM subcontracted for the provision of janitorial services to the Customer. The plaintiffs sought a declaratory judgment that USM had violated the California statute, monetary damages, including all unpaid wages and interest thereon, restitution for unpaid wages, and an award of attorneys’ fees and costs.
USM and its Customer have settled claims asserted in the class action pursuant to the terms of a consent decree approved by the federal judge in the United States District Court for the Northern District of California on February 16, 2016, which followed a determination by the Court of the consent decree’s fairness, adequacy and reasonableness. Under the terms of the consent decree, USM will (a) pay an aggregate of $1.0 million (i) for monetary relief to the members of the class, (ii) for awards to the class representative plaintiffs, (iii) for California Labor Code Private Attorney General Act payments to the State of California for an immaterial amount, and (iv) for all costs of notice and administration of the claims process, (b) pay to counsel for the class an aggregate of $1.3 million, of which $0.2 million has been allocated for their reimbursable costs and litigation expenses and $1.1 million has been allocated for attorneys’ fees, and (c) monitor USM’s California subcontractors providing janitorial services to its Customer in accordance with agreed upon procedures designed principally to ensure janitorial employees of those subcontractors are paid no less than minimum wage. The settlement amount was accrued for as of December 31, 2014. During 2015, a payment of $1.0 million was made to a third party claims administrator who was holding the funds pending approval by the Court of the consent decree, and the balance of $1.3 million was paid in February 2016 after final approval by the Court.
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
NOTE 16 - ADDITIONAL CASH FLOW INFORMATION
The following presents information about cash paid for interest, income taxes and other non-cash financing activities for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Cash paid during the year for:
Interest	$7,668	$7,421	$10,568
Income taxes	$99,754	$88,277	$104,324
Non-cash financing activities:
Assets acquired under capital lease obligations	$3,847	$93	$414
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SEGMENT INFORMATION - (Continued)

The following tables present information about industry segments and geographic areas for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,367,142	$1,311,988	$1,345,750
United States mechanical construction and facilities services	2,312,763	2,201,212	2,329,834
United States building services	1,739,259	1,721,341	1,794,978
United States industrial services	922,085	839,980	519,413
Total United States operations	6,341,249	6,074,521	5,989,975
United Kingdom building services	377,477	350,444	343,552
Total worldwide operations	$6,718,726	$6,424,965	$6,333,527

Total revenues:
United States electrical construction and facilities services	$1,378,620	$1,326,547	$1,371,979
United States mechanical construction and facilities services	2,326,683	2,219,886	2,387,072
United States building services	1,794,086	1,762,697	1,839,129
United States industrial services	923,648	842,040	522,417
Less intersegment revenues	(81,788)	(76,649)	(130,622)
Total United States operations	6,341,249	6,074,521	5,989,975
United Kingdom building services	377,477	350,444	343,552
Total worldwide operations	$6,718,726	$6,424,965	$6,333,527

Operating income (loss):
United States electrical construction and facilities services	$82,225	$90,873	$98,114
United States mechanical construction and facilities services	138,688	114,418	93,765
United States building services	70,532	65,885	67,225
United States industrial services	56,469	63,159	38,763
Total United States operations	347,914	334,335	297,867
United Kingdom building services	11,634	15,011	13,021
Corporate administration	(71,642)	(68,578)	(69,891)
Restructuring expenses	(824)	(1,168)	(647)
Impairment loss on identifiable intangible assets	—	(1,471)	—
Gain on sale of building	—	11,749	—
Total worldwide operations	287,082	289,878	240,350
Other corporate items:
Interest expense	(8,932)	(9,075)	(8,769)
Interest income	673	842	1,128
Income from continuing operations before income taxes	$278,823	$281,645	$232,709

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SEGMENT INFORMATION - (Continued)

	2015	2014	2013
Capital expenditures:
United States electrical construction and facilities services	$6,063	$6,671	$6,164
United States mechanical construction and facilities services	5,345	8,631	8,866
United States building services	7,233	10,589	7,579
United States industrial services	11,073	9,139	10,281
Total United States operations	29,714	35,030	32,890
United Kingdom building services	5,298	1,935	1,536
Corporate administration	448	1,070	1,071
Total worldwide operations	$35,460	$38,035	$35,497

Depreciation and amortization of Property, plant and equipment:
United States electrical construction and facilities services	$4,676	$4,237	$3,640
United States mechanical construction and facilities services	7,624	7,600	7,280
United States building services	9,834	10,660	11,288
United States industrial services	9,629	9,839	8,781
Total United States operations	31,763	32,336	30,989
United Kingdom building services	3,603	3,305	4,477
Corporate administration	928	883	844
Total worldwide operations	$36,294	$36,524	$36,310

Costs and estimated earnings in excess of billings on uncompleted contracts:
United States electrical construction and facilities services	$39,116	$32,464	$28,988
United States mechanical construction and facilities services	46,220	43,443	38,804
United States building services	20,959	18,555	14,957
United States industrial services	3,358	281	5
Total United States operations	109,653	94,743	82,754
United Kingdom building services	8,081	8,458	7,973
Total worldwide operations	$117,734	$103,201	$90,727

Billings in excess of costs and estimated earnings on uncompleted contracts:
United States electrical construction and facilities services	$139,857	$114,422	$118,458
United States mechanical construction and facilities services	238,463	199,983	205,974
United States building services	44,476	38,059	30,827
United States industrial services	1,170	1,516	805
Total United States operations	423,966	353,980	356,064
United Kingdom building services	5,269	14,575	25,231
Total worldwide operations	$429,235	$368,555	$381,295

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SEGMENT INFORMATION - (Continued)

	2015	2014	2013
Long-lived assets:
United States electrical construction and facilities services	$20,139	$18,792	$16,512
United States mechanical construction and facilities services	296,633	288,161	293,790
United States building services	378,367	392,364	406,498
United States industrial services	730,413	750,101	772,209
Total United States operations	1,425,552	1,449,418	1,489,009
United Kingdom building services	10,927	6,899	8,831
Corporate administration	1,543	2,023	1,896
Total worldwide operations	$1,438,022	$1,458,340	$1,499,736

Total assets:
United States electrical construction and facilities services	$372,525	$332,150	$329,742
United States mechanical construction and facilities services	894,366	793,056	795,256
United States building services	721,653	737,082	756,785
United States industrial services	883,338	954,018	940,916
Total United States operations	2,871,882	2,816,306	2,822,699
United Kingdom building services	133,782	130,340	160,828
Corporate administration	540,806	442,321	482,388
Total worldwide operations	$3,546,470	$3,388,967	$3,465,915

The results of our United States mechanical construction and facilities services segment included revenues of $12.1 million recognized during the fourth quarter of 2015 as a result of the settlement of a claim on an institutional project located in the southeastern United States. Our United Kingdom building services segment recognized income of $4.8 million during the second quarter of 2014, which has been recorded as a reduction of "Cost of sales" in the Consolidated Statements of Operations for the year ended December 31, 2014, as a result of a reduction in the estimate of certain accrued contract costs that were no longer expected to be incurred within its building services operations. Our corporate administration operating loss for the year ended December 31, 2013 was reduced by the receipt of an insurance recovery of approximately $2.6 million that was received in January 2013 associated with a previously disposed of operation, which has been classified as a component of "Cost of sales" in the Consolidated Statements of Operations.

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

	March 31	June 30	Sept. 30	Dec. 31
2015 Quarterly Results
Revenues	$1,589,187	$1,652,585	$1,699,128	$1,777,826
Gross profit	$216,929	$239,527	$235,402	$252,621
Impairment loss on identifiable intangible assets	$—	$—	$—	$—
Gain on sale of building	$—	$—	$—	$—
Net income attributable to EMCOR Group, Inc.	$32,849	$46,849	$41,522	$51,066
Basic EPS from continuing operations	$0.53	$0.75	$0.66	$0.81
Basic EPS from discontinued operation	(0.01)	(0.00)	(0.00)	0.01
	$0.52	$0.75	$0.66	$0.82
Diluted EPS from continuing operations	$0.52	$0.74	$0.66	$0.80
Diluted EPS from discontinued operation	(0.00)	(0.00)	(0.00)	0.01
	$0.52	$0.74	$0.66	$0.81

	March 31	June 30	Sept. 30	Dec. 31
2014 Quarterly Results
Revenues	$1,590,539	$1,552,919	$1,566,711	$1,714,796
Gross profit	$216,203	$220,241	$222,229	$248,573
Impairment loss on identifiable intangible assets	$—	$—	$—	$1,471
Gain on sale of building	$—	$—	$11,749	$—
Net income attributable to EMCOR Group, Inc.	$41,261	$39,913	$45,024	$42,466
Basic EPS from continuing operations	$0.64	$0.61	$0.68	$0.67
Basic EPS from discontinued operation	(0.03)	(0.02)	(0.01)	(0.01)
	$0.61	$0.59	$0.67	$0.66
Diluted EPS from continuing operations	$0.64	$0.61	$0.68	$0.66
Diluted EPS from discontinued operation	(0.03)	(0.02)	(0.01)	(0.01)
	$0.61	$0.59	$0.67	$0.65

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of EMCOR Group, Inc. and subsidiaries:
We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMCOR Group, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EMCOR Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

Stamford, Connecticut	/s/ ERNST & YOUNG LLP
February 25, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of EMCOR Group, Inc. and subsidiaries:
We have audited EMCOR Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). EMCOR Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, EMCOR Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EMCOR Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 25, 2016 expressed an unqualified opinion thereon.

Stamford, Connecticut	/s/ ERNST & YOUNG LLP
February 25, 2016

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
As of December 31, 2015, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has determined that EMCOR’s internal control over financial reporting is effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in this Annual Report on Form 10-K, which such report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015.
Changes in Internal Control over Financial Reporting
In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 with respect to directors is incorporated herein by reference to the Section of our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders entitled “Election of Directors”, which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates (the “Proxy Statement”). The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance”. The information required by this Item 10 concerning the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated by reference to the section of the Proxy Statement entitled “Meetings and Committees of the Board of Directors” and “Corporate Governance”. Information regarding our executive officers is contained in Part I of this Form 10-K following Item 4 under the heading “Executive Officers of the Registrant”. We have adopted a Code of Ethics that applies to our Chief Executive Officer and our Senior Financial Officers, which is listed on the Exhibit Index.
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

Financial Statements:

Consolidated Balance Sheets - December 31, 2015 and 2014

Consolidated Statements of Operations - Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements Comprehensive Income - Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows - Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Equity - Years Ended December 31, 2015, 2014 and 2013

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
Date: February 25, 2016

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2016.

/S/ ANTHONY J. GUZZI	President, Chief Executive Officer and Director
Anthony J. Guzzi	(Principal Executive Officer)

/S/ MARK A. POMPA	Executive Vice President and Chief Financial Officer
Mark A. Pompa	(Principal Financial and Accounting Officer)

/S/ STEPHEN W. BERSHAD	Chairman of the Board of Directors
Stephen W. Bershad

/S/ JOHN W. ALTMEYER	Director
John W. Altmeyer

/S/ DAVID A. B. BROWN	Director
David A. B. Brown

/S/ LARRY J. BUMP	Director
Larry J. Bump

/S/ RICHARD F. HAMM, JR.	Director
Richard F. Hamm, Jr.

/S/ DAVID H. LAIDLEY	Director
David H. Laidley

/S/ JERRY E. RYAN	Director
Jerry E. Ryan

/s/ STEVEN B. SCHWARZWAELDER	Director
Steven B. Schwarzwaelder

/S/ MICHAEL T. YONKER	Director
Michael T. Yonker

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Costs and Expenses	Additions Charged to Other (1)	Deductions (2)	Balance at End of Year
Allowance for doubtful accounts
Year Ended December 31, 2015	$10,424	2,853	—	(2,102)	$11,175
Year Ended December 31, 2014	$11,890	2,918	—	(4,384)	$10,424
Year Ended December 31, 2013	$11,472	3,533	12	(3,127)	$11,890
_________________

(1)	Amount principally relates to business acquisitions and divestitures, and the effect of exchange rate changes.

(2)	Deductions primarily represent uncollectible balances of accounts receivable written off, net of recoveries.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

2(a-1)	Purchase Agreement dated as of February 11, 2002 by and among Comfort Systems USA, Inc. and EMCOR-CSI Holding Co.	Exhibit 2.1 to EMCOR Group, Inc.’s (“EMCOR”) Report on Form 8-K dated February 14, 2002
2(a-2)	Purchase and Sale Agreement dated as of August 20, 2007 between FR X Ohmstede Holdings LLC and EMCOR Group, Inc.	Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report August 20, 2007)
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
Exhibit 4(a) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”)
4(b)	Fourth Amended and Restated Security Agreement dated as of November 25, 2013 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to 2013 Form 10-K
4(c)	Fourth Amended and Restated Pledge Agreement dated as of November 25, 2013 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to 2013 Form 10-K
4(d)	Third Amended and Restated Guaranty Agreement dated as of November 25, 2013 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to 2013 Form 10-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(h-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(i-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(i-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(i-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(i-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(j-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(j-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(j-3)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(k-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-2)	Third Amendment to Severance Agreement dated June 4, 2015 between EMCOR and Sheldon I. Cammaker	Exhibit 10(k-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (“June 2015 Form 10-Q”)
10(l-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(l-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(l-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(l-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (“March 2012 Form 10-Q”)
10(l-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10(l-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(l-7)	Fifth Amendment to LTIP	Filed herewith
10(l-8)	Sixth Amendment to LTIP	Filed herewith
10(m-1)	2003 Non-Employee Directors’ Stock Option Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held on June 12, 2003 (“2003 Proxy Statement”)
10(m-2)	First Amendment to 2003 Non-Employee Directors’ Plan	Exhibit 10(u-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)
10(n)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(o)	Consents on December 15, 2009 to Transfer Stock Options by Non-Employee Directors	Exhibit 10(z) to 2009 Form 10-K
10(p-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007
10(p-2)	Option Agreement dated December 13, 2007 under 2007 Incentive Plan between Jerry E. Ryan and EMCOR	Exhibit 10(h)(h-2) to 2007 Form 10-K
10(p-3)	Option Agreement dated December 15, 2008 under 2007 Incentive Plan between David Laidley and EMCOR	Exhibit 10.1 to Form 8-K (Date of Report December 15, 2008)
10(p-4)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K
10(q-1)	Amended and Restated 2010 Incentive Plan	Exhibit 10(q-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10(q-2)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(q-3)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(r)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
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
Exhibit 10(o)(o) to 2011 Form 10-K
10(u)	Restricted Stock Unit Agreement dated May 9, 2011 between EMCOR and Anthony J. Guzzi	Exhibit 10(o)(o) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10(v)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(w)	Form of Restricted Stock Unit Agreement dated March , 2012 between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(o)(o) to the March 31, 2012 Form 10-Q
10(x)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(y)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“June 2012 Form 10-Q”)
10(z)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2014
10(a)(a)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(b)(b)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(c)(c)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(d)(d)	Restricted Stock Unit Award Agreement dated October 23, 2013 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to 2013 Form 10-K
10(e)(e)	Restricted Stock Unit Award Agreement dated June 11, 2014 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014
10(f)(f)	Restricted Stock Unit Award Agreement dated June 11, 2015 between EMCOR and Stephen W. Bershad	Exhibit 10(f)(f) to the June 2015 Form 10-Q
10(g)(g)	Restricted Stock Unit Award Agreement dated October 29, 2015 between EMCOR and Steven B. Schwarzwaelder	Exhibit 10.1 to Form 8-K (Date of Report October 30, 2015)
10(h)(h)	Executive Compensation Recoupment Policy	Filed herewith
11	Computation of Basic EPS and Diluted EPS for the years ended December 31, 2015 and 2014	Note 5 of the Notes to the Consolidated Financial Statements
14	Code of Ethics of EMCOR for Chief Executive Officer and Senior Financial Officers	Exhibit 14 to 2003 Form 10-K
21	List of Significant Subsidiaries	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Filed herewith
101
The following materials from EMCOR Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.
Filed

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Registrant hereby undertakes to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Registrant’s subsidiaries.