Form 10-Q
period 2016-03-31
EMCOR GROUP INC
filed 2016-04-28
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Number of shares of Common Stock outstanding as of the close of business on April 25, 2016: 60,700,626 shares.

EMCOR Group, Inc.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2016 (Unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$392,364	$486,831
Accounts receivable, net	1,352,416	1,359,862
Costs and estimated earnings in excess of billings on uncompleted contracts	134,632	117,734
Inventories	37,003	37,545
Prepaid expenses and other	64,512	64,140
Total current assets	1,980,927	2,066,112
Investments, notes and other long-term receivables	8,599	8,359
Property, plant and equipment, net	121,825	122,018
Goodwill	843,170	843,170
Identifiable intangible assets, net	463,364	472,834
Other assets	31,774	30,164
Total assets	$3,449,659	$3,542,657
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit facility	$—	$—
Current maturities of long-term debt and capital lease obligations	17,447	17,541
Accounts payable	439,782	488,251
Billings in excess of costs and estimated earnings on uncompleted contracts	421,145	429,235
Accrued payroll and benefits	235,529	268,033
Other accrued expenses and liabilities	205,849	209,361
Total current liabilities	1,319,752	1,412,421
Long-term debt and capital lease obligations	293,958	297,559
Other long-term obligations	351,499	352,621
Total liabilities	1,965,209	2,062,601
Equity:
EMCOR Group, Inc. stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 61,340,916 and 61,727,709 shares issued, respectively	613	617
Capital surplus	104,531	130,369
Accumulated other comprehensive loss	(76,523)	(76,953)
Retained earnings	1,463,380	1,432,980
Treasury stock, at cost 659,841 shares	(10,302)	(10,302)
Total EMCOR Group, Inc. stockholders’ equity	1,481,699	1,476,711
Noncontrolling interests	2,751	3,345
Total equity	1,484,450	1,480,056
Total liabilities and equity	$3,449,659	$3,542,657
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended March 31,
	2016	2015
Revenues	$1,744,970	$1,589,187
Cost of sales	1,521,862	1,372,258
Gross profit	223,108	216,929
Selling, general and administrative expenses	167,402	161,591
Restructuring expenses	91	8
Operating income	55,615	55,330
Interest expense	(2,376)	(2,216)
Interest income	165	176
Income from continuing operations before income taxes	53,404	53,290
Income tax provision	18,969	20,225
Income from continuing operations	34,435	33,065
Loss from discontinued operation, net of income taxes	(81)	(355)
Net income including noncontrolling interests	34,354	32,710
Less: Net (income) loss attributable to noncontrolling interests	(6)	139
Net income attributable to EMCOR Group, Inc.	$34,348	$32,849
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.57	$0.53
From discontinued operation	(0.00)	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.57	$0.52
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.56	$0.52
From discontinued operation	(0.00)	(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.56	$0.52

Dividends declared per common share	$0.08	$0.08
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended March 31,
	2016	2015
Net income including noncontrolling interests	$34,354	$32,710
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(47)	181
Post retirement plans, amortization of actuarial loss included in net income (1)	477	542
Other comprehensive income	430	723
Comprehensive income	34,784	33,433
Less: Comprehensive (income) loss attributable to noncontrolling interests	(6)	139
Comprehensive income attributable to EMCOR Group, Inc.	$34,778	$33,572
_________

(1)	Net of tax of $0.1 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows - operating activities:
Net income including noncontrolling interests	$34,354	$32,710
Depreciation and amortization	9,332	8,762
Amortization of identifiable intangible assets	9,470	9,461
Deferred income taxes	2,291	732
Excess tax benefits from share-based compensation	(1,217)	(955)
Equity income from unconsolidated entities	(228)	(470)
Other non-cash items	4,611	3,269
Distributions from unconsolidated entities	27	3,316
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(95,801)	(74,646)
Net cash used in operating activities	(37,161)	(17,821)
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(254)	—
Proceeds from sale of property, plant and equipment	484	1,571
Purchase of property, plant and equipment	(9,016)	(6,936)
Net cash used in investing activities	(8,786)	(5,365)
Cash flows - financing activities:
Repayments of long-term debt	(4,378)	(4,380)
Repayments of capital lease obligations	(460)	(985)
Dividends paid to stockholders	(4,879)	(5,039)
Repurchase of common stock	(34,074)	(21,148)
Proceeds from exercise of stock options	—	1,368
Payments to satisfy minimum tax withholding	(4,097)	(1,959)
Issuance of common stock under employee stock purchase plan	1,188	1,018
Payments for contingent consideration arrangements	—	(121)
Distributions to noncontrolling interests	(600)	(7,500)
Excess tax benefits from share-based compensation	—	955
Net cash used in financing activities	(47,300)	(37,791)
Effect of exchange rate changes on cash and cash equivalents	(1,220)	(2,185)
Decrease in cash and cash equivalents	(94,467)	(63,162)
Cash and cash equivalents at beginning of year	486,831	432,056
Cash and cash equivalents at end of period	$392,364	$368,894
Supplemental cash flow information:
Cash paid for:
Interest	$2,011	$1,835
Income taxes	$14,146	$2,581
Non-cash financing activities:
Assets acquired under capital lease obligations	$907	$6
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2014	$1,429,387	$636	$227,885	$(83,197)	$1,280,991	$(10,302)	$13,374
Net income including noncontrolling interests	32,710	—	—	—	32,849	—	(139)
Other comprehensive income	723	—	—	723	—	—	—
Common stock issued under share-based compensation plans (2)	2,282	2	2,280	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(1,959)	—	(1,959)	—	—	—	—
Common stock issued under employee stock purchase plan	1,018	—	1,018	—	—	—	—
Common stock dividends	(5,039)	—	59	—	(5,098)	—	—
Repurchase of common stock	(21,148)	(5)	(21,143)	—	—	—	—
Distributions to noncontrolling interests	(7,500)	—	—	—	—	—	(7,500)
Share-based compensation expense	3,000	—	3,000	—	—	—	—
Balance, March 31, 2015	$1,433,474	$633	$211,140	$(82,474)	$1,308,742	$(10,302)	$5,735
Balance, December 31, 2015	$1,480,056	$617	$130,369	$(76,953)	$1,432,980	$(10,302)	$3,345
Net income including noncontrolling interests	34,354	—	—	—	34,348	—	6
Other comprehensive income	430	—	—	430	—	—	—
Common stock issued under share-based compensation plans (3)	991	2	(2)	—	991	—	—
Tax withholding for common stock issued under share-based compensation plans	(4,097)	—	(4,097)	—	—	—	—
Common stock issued under employee stock purchase plan	1,188	—	1,188	—	—	—	—
Common stock dividends	(4,879)	—	60	—	(4,939)	—	—
Repurchase of common stock	(26,076)	(6)	(26,070)	—	—	—	—
Distributions to noncontrolling interests	(600)	—	—	—	—	—	(600)
Share-based compensation expense	3,083	—	3,083	—	—	—	—
Balance, March 31, 2016	$1,484,450	$613	$104,531	$(76,523)	$1,463,380	$(10,302)	$2,751

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

(2)	Includes the tax benefit associated with share-based compensation of $0.9 million for the three months ended March 31, 2015.

(3)
Includes a $1.0 million adjustment to retained earnings to recognize net operating loss carryforwards attributable to excess tax benefits on stock compensation upon the adoption of Accounting Standards Update No. 2016-09.

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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.
NOTE 2 New Accounting Pronouncements
In March 2016, we adopted the accounting pronouncement issued by the Financial Accounting Standards Board ("FASB") to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows. We adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. As a result of the adoption, we recorded an adjustment to retained earnings of $1.0 million to recognize net operating loss carryforwards, net of a valuation allowance, attributable to excess tax benefits on stock compensation that had not been previously recognized to additional paid in capital. The adoption of this pronouncement did not have a material impact on our financial position and/or results of operations.
In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. We have not yet determined the effect that the adoption of this pronouncement may have on our financial position and/or results of operations.
On January 1, 2016, we adopted the accounting pronouncement issued by the FASB which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The adoption of this pronouncement did not have a material impact on our financial position and/or results of operations.
On January 1, 2016, we adopted the accounting pronouncement issued by the FASB to update the guidance related to the presentation of debt issuance costs. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. We adopted this pronouncement on a retrospective basis, and the adoption did not have a material impact on our financial position and/or results of operations.
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
NOTE 2 New Accounting Pronouncements - (Continued)

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
NOTE 3 Acquisitions of Businesses
No acquisitions were made during the three months ended March 31, 2016 and 2015.
During the three months ended March 31, 2016 and 2015, respectively, we recorded a net reversal of zero and $0.2 million of liabilities resulting in non-cash income attributable to contingent consideration arrangements relating to prior acquisitions.
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

The results of discontinued operations are as follows (in thousands):

	For the three months ended March 31,
	2016	2015
Revenues	$63	$276
Loss from discontinued operation, net of income taxes	$(81)	$(355)
Diluted loss per share from discontinued operation	$(0.00)	$(0.00)

Included in the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 are the following major classes of assets and liabilities associated with the discontinued operation (in thousands):

	March 31, 2016	December 31, 2015
Assets of discontinued operation:
Current assets	$2,324	$2,525

Liabilities of discontinued operation:
Current liabilities	$3,548	$4,407

At March 31, 2016, the assets and liabilities of the discontinued operation consisted of accounts receivable, contract retentions and contract warranty obligations that are expected to be collected or fulfilled in the ordinary course of business. Additionally at March 31, 2016, there remained $0.4 million of obligations related to employee severance and the termination of leased facilities, which are expected to be paid in 2016. The settlement of the remaining assets and liabilities may result in additional income and/or expenses. Such income and/or expenses are expected to be immaterial and will be reflected as discontinued operations as incurred.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 Earnings Per Share
Calculation of Basic and Diluted Earnings (Loss) per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the three months ended March 31, 2016 and 2015 (in thousands, except share and per share data):

	For the three months ended March 31,
	2016	2015
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$34,429	$33,204
Loss from discontinued operation, net of income taxes	(81)	(355)
Net income attributable to EMCOR Group, Inc. common stockholders	$34,348	$32,849
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	60,903,335	63,058,911
Effect of dilutive securities—Share-based awards	447,275	552,100
Shares used to compute diluted earnings (loss) per common share	61,350,610	63,611,011
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.57	$0.53
From discontinued operation	$(0.00)	$(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.57	$0.52
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.56	$0.52
From discontinued operation	$(0.00)	$(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.56	$0.52
The number of outstanding restricted stock units that were excluded from the computation of diluted EPS for the three months ended March 31, 2016 and 2015 because they would be anti-dilutive were zero and 1,000, respectively.
NOTE 6 Inventories
Inventories in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	March 31, 2016	December 31, 2015
Raw materials and construction materials	$22,664	$23,239
Work in process	14,339	14,306
	$37,003	$37,545

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7 Debt
Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	March 31, 2016	December 31, 2015
Term Loan	$310,625	$315,000
Unamortized debt issuance costs	(3,486)	(3,813)
Capitalized lease obligations	4,226	3,869
Other	40	44
	311,405	315,100
Less: current maturities	17,447	17,541
	$293,958	$297,559
Credit Facilities
Until November 25, 2013, we had a revolving credit agreement (the "2011 Credit Agreement"), as amended, which provided for a revolving credit facility of $750.0 million. The 2011 Credit Agreement was effective November 21, 2011. Effective November 25, 2013, we amended and restated the 2011 Credit Agreement to provide for a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan") (collectively referred to as the "2013 Credit Agreement") expiring November 25, 2018. The proceeds of the Term Loan were used to repay amounts drawn under the 2011 Credit Agreement. We may increase the 2013 Revolving Credit Facility to $1.05 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of available capacity under the 2013 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2013 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2013 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of March 31, 2016 and December 31, 2015. A commitment fee is payable on the average daily unused amount of the 2013 Revolving Credit Facility, which ranges from 0.20% to 0.30%, based on certain financial tests. The fee was 0.20% of the unused amount as of March 31, 2016. Borrowings under the 2013 Credit Agreement bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.50% at March 31, 2016) plus 0.25% to 0.75%, based on certain financial tests or (2) United States dollar LIBOR (0.43% at March 31, 2016) plus 1.25% to 1.75%, based on certain financial tests. The interest rate in effect at March 31, 2016 was 1.68%. Fees for letters of credit issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized approximately $3.0 million of debt issuance costs associated with the 2013 Credit Agreement. This amount is being amortized over the life of the agreement and is included as part of interest expense. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended March 31, 2014, in the amount of $4.4 million, with a payment of all unpaid principal and interest due on November 25, 2018. As of March 31, 2016 and December 31, 2015, the balance of the Term Loan was $310.6 million and $315.0 million, respectively. As of March 31, 2016 and December 31, 2015, we had approximately $103.9 million and $99.0 million of letters of credit outstanding, respectively. There were no borrowings outstanding under the 2013 Revolving Credit Facility as of March 31, 2016 and December 31, 2015.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	Assets at Fair Value as of March 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$392,364	$—	$—	$392,364
Restricted cash (2)	3,949	—	—	3,949
Deferred compensation plan assets (3)	11,082	—	—	11,082
Total	$407,395	$—	$—	$407,395

	Assets at Fair Value as of December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$486,831	$—	$—	$486,831
Restricted cash (2)	4,232	—	—	4,232
Deferred compensation plan assets (3)	7,497	—	—	7,497
Total	$498,560	$—	$—	$498,560
 ________

(1)
Cash and cash equivalents include money market funds with original maturity dates of three months or less, which are Level 1 assets. At March 31, 2016 and December 31, 2015, we had $151.4 million and $151.4 million, respectively, in money market funds.

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

NOTE 9 Income Taxes
For the three months ended March 31, 2016 and 2015, our income tax provision from continuing operations was $19.0 million and $20.2 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.8% and 37.8%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended March 31, 2016 and 2015, inclusive of discrete items, were 35.5% and 37.9%, respectively. The decreases in the 2016 income tax provision and the actual income tax rate on income from continuing operations were primarily due to $1.2 million of tax benefits recognized upon the issuance of common stock under share-based compensation plans.
As of March 31, 2016 and December 31, 2015, the amount of unrecognized income tax benefits for each period was $4.8 million (of which $3.0 million, if recognized, would favorably affect our effective income tax rate).

We report interest expense related to unrecognized income tax benefits in the income tax provision. As of March 31, 2016 and December 31, 2015, we had approximately $0.5 million and $0.4 million of accrued interest related to unrecognized income tax benefits included as a liability in the Condensed Consolidated Balance Sheets, respectively. For each of the three months ended March 31, 2016 and 2015, less than $0.1 million of interest expense was recognized.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 Income Taxes - (Continued)

It is reasonably possible that approximately $4.1 million of unrecognized income tax benefits at March 31, 2016, primarily relating to uncertain tax positions attributable to tax return filing positions, will significantly decrease in the next twelve months as a result of estimated settlements with taxing authorities and the expiration of applicable statutes of limitations.
We file income tax returns with the Internal Revenue Service and various state, local and foreign tax agencies. The Company is currently under examination by various taxing authorities for the years 2008 through 2014.
NOTE 10 Common Stock
As of March 31, 2016 and December 31, 2015, there were 60,681,075 and 61,067,868 shares of our common stock outstanding, respectively.
During the three months ended March 31, 2016 and 2015, 198,127 and 178,928 shares of common stock, respectively, were issued primarily upon: (a) the satisfaction of required conditions under certain of our share-based compensation plans, (b) the purchase of common stock pursuant to our employee stock purchase plan and (c) the exercise of stock options.
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014 and October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million and $200.0 million of our outstanding common stock, respectively. During 2016, we repurchased approximately 0.6 million shares of our common stock for approximately $26.1 million. Since the inception of the repurchase programs through March 31, 2016, we have repurchased 10.5 million shares of our common stock for approximately $421.9 million. As of March 31, 2016, there remained authorization for us to repurchase approximately $228.1 million of our shares. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Repurchases may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
NOTE 11 Retirement Plans
Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under this plan.
Components of Net Periodic Pension Cost
The components of net periodic pension cost of the UK Plan for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	For the three months ended March 31,
	2016	2015
Interest cost	$2,685	$2,865
Expected return on plan assets	(3,701)	(3,995)
Amortization of unrecognized loss	532	623
Net periodic pension cost	$(484)	$(507)
Employer Contributions
For the three months ended March 31, 2016, our United Kingdom subsidiary contributed approximately $1.2 million to the UK Plan and anticipates contributing an additional $4.1 million during the remainder of 2016.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 Commitments and Contingencies - (Continued)

Legal Matters
One of our subsidiaries was a subcontractor to a mechanical contractor (“Mechanical Contractor”) on a construction project where an explosion occurred in 2010. An investigation of the matter could not determine who was responsible for the explosion. As a result of the explosion, lawsuits have been commenced against various parties, but, to date, no lawsuits have been commenced against our subsidiary with respect to personal injury or damage to property as a consequence of the explosion. However, the Mechanical Contractor has asserted claims, in the context of an arbitration proceeding against our subsidiary, alleging that our subsidiary is responsible for a portion of the damages for which the Mechanical Contractor may be liable as a result of: (a) personal injury suffered by individuals as a result of the explosion and (b) the Mechanical Contractor’s legal fees and associated management costs in defending against any and all such claims. In the most recent filing with the arbitrator, the Mechanical Contractor has stated claims against our subsidiary for alleged violations of the Connecticut and Massachusetts Unfair and Deceptive Trade Practices Acts in the ongoing arbitration proceeding. Further, the general contractor (as assignee of the Mechanical Contractor) on the construction project, and for whom the Mechanical Contractor worked, has alleged that our subsidiary is responsible for losses asserted by the owner of the project and/or the general contractor because of delays in completion of the project and for damages to the owner’s property. We believe, and have been advised by counsel, that we have a number of meritorious defenses to all such matters. We believe that the ultimate outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. Notwithstanding our assessment of the final impact of this matter, we are not able to estimate with any certainty the amount of loss, if any, which would be associated with an adverse resolution.
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
Restructuring expenses
Restructuring expenses, primarily relating to employee severance obligations, were $0.1 million and less than $0.1 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the balance of these restructuring obligations yet to be paid was $0.2 million, which such amount is expected to be paid during the second quarter of 2016. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2016.
The changes in restructuring activity by reportable segments during the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	Total
Balance at December 31, 2014	$255	$26	$—	$281
Charges	2	6	—	8
Payments	(18)	(32)	—	(50)
Balance at March 31, 2015	$239	$—	$—	$239
Balance at December 31, 2015	$—	$—	$81	$81
Charges	—	—	91	91
Payments	—	—	—	—
Balance at March 31, 2016	$—	$—	$172	$172

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Segment Information
We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment; central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom building services. The “United States building services” and "United Kingdom building services" segments principally consist of those operations which provide a portfolio of services needed to support the operation and maintenance of our customers’ facilities, including commercial and government site-based operations and maintenance; facility maintenance and services, including reception, security and catering services; outage services to utilities and industrial plants; military base operations support services; mobile maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; and small modification and retrofit projects, which services are not generally related to customers' construction programs. The segment "United States industrial services" principally consists of those operations which provide industrial maintenance and services, mainly for refineries and petrochemical plants, including on-site repairs, maintenance and service of heat exchangers, towers, vessels and piping; design, manufacturing, repair and hydro blast cleaning of shell and tube heat exchangers and related equipment; refinery turnaround planning and engineering services; specialty welding services; overhaul and maintenance of critical process units in refineries and petrochemical plants; and specialty technical services for refineries and petrochemical plants.
The following tables present information about industry segments and geographic areas for the three months ended March 31, 2016 and 2015 (in thousands):

	For the three months ended March 31,
	2016	2015
Revenues from unrelated entities:
United States electrical construction and facilities services	$348,289	$318,994
United States mechanical construction and facilities services	611,890	511,026
United States building services	439,651	439,492
United States industrial services	257,504	232,725
Total United States operations	1,657,334	1,502,237
United Kingdom building services	87,636	86,950
Total worldwide operations	$1,744,970	$1,589,187

Total revenues:
United States electrical construction and facilities services	$354,104	$320,238
United States mechanical construction and facilities services	615,232	513,367
United States building services	452,335	449,728
United States industrial services	257,870	233,316
Less intersegment revenues	(22,207)	(14,412)
Total United States operations	1,657,334	1,502,237
United Kingdom building services	87,636	86,950
Total worldwide operations	$1,744,970	$1,589,187

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Segment Information - (Continued)

	For the three months ended March 31,
	2016	2015
Operating income (loss):
United States electrical construction and facilities services	$16,707	$16,674
United States mechanical construction and facilities services	23,877	20,901
United States building services	13,902	20,978
United States industrial services	18,866	12,833
Total United States operations	73,352	71,386
United Kingdom building services	3,311	2,378
Corporate administration	(20,957)	(18,426)
Restructuring expenses	(91)	(8)
Total worldwide operations	55,615	55,330
Other corporate items:
Interest expense	(2,376)	(2,216)
Interest income	165	176
Income from continuing operations before income taxes	$53,404	$53,290

	March 31, 2016	December 31, 2015
Total assets:
United States electrical construction and facilities services	$365,229	$372,525
United States mechanical construction and facilities services	858,499	894,366
United States building services	724,330	721,653
United States industrial services	928,940	883,338
Total United States operations	2,876,998	2,871,882
United Kingdom building services	131,318	133,782
Corporate administration	441,343	536,993
Total worldwide operations	$3,449,659	$3,542,657
NOTE 14 Subsequent Events
On April 15, 2016, we completed the acquisition of Ardent Services, L.L.C. and Rabalais Constructors, LLC (collectively, “Ardent”). Ardent provides electrical and instrumentation services to the energy infrastructure market in North America, and this acquisition further strengthens our position in electrical construction and services and broadens our capabilities across the industrial and energy sectors, especially in the Gulf Coast, Midwest and Western regions of the United States. Under the terms of the transaction, we acquired 100% of Ardent’s equity interests for total consideration of $205.0 million, subject to a working capital adjustment. The results of operations for Ardent will be included in our United States electrical construction and facilities services segment.
On April 1, 2016, we acquired another company for an immaterial amount. This company provides mobile mechanical services within the Southeastern region of the United States, and its results will be included in our United States building services segment.
The acquisition of these businesses will be accounted for by the acquisition method, and the prices paid for them will be allocated to their respective assets and liabilities, based upon the fair values of their assets and liabilities as of the dates of their respective acquisitions by us.

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
Overview
The following table presents selected financial data for the three months ended March 31, 2016 and 2015 (in thousands, except percentages and per share data):

	For the three months ended March 31,
	2016	2015
Revenues	$1,744,970	$1,589,187
Revenues increase (decrease) from prior year	9.8%	(0.1)%
Restructuring expenses	$91	$8
Operating income	$55,615	$55,330
Operating income as a percentage of revenues	3.2%	3.5%
Net income attributable to EMCOR Group, Inc.	$34,348	$32,849
Diluted earnings per common share from continuing operations	$0.56	$0.52
The results of our operations for the 2016 first quarter included increased revenues from all of our reportable segments and set a new company record in terms of first quarter revenues. Overall operating income increased slightly compared to the same prior year period, while operating margin (operating income as a percentage of revenues) decreased in the 2016 first quarter compared to the 2015 first quarter.
Operating income increased within all of our reportable segments, except for our United States buildings services segment. Our operating income was favorably impacted by: (a) our United States industrial services segment, as the results in the same prior year period were negatively impacted by a nationwide strike by union employees of certain major oil refineries, (b) our United States mechanical construction and facilities services segment, resulting from increased revenues due to higher levels of work within the majority of our market sectors, and (c) our United Kingdom building services segment, partially as a result of several new contracts awarded in 2015. The decrease in operating income within our United States building services segment was partially due to the impact of $3.0 million of income recognized in the first quarter of 2015 upon the favorable settlement of a claim by us against the former owner of a company we previously acquired, as well as lower operating income and operating margins in the first quarter of 2016 from: (a) our commercial site-based operations, partially as a result of a reduction in snow removal activities due to less snowfall in areas where our contracts are based on a per snow event basis, and (b) our mobile mechanical services operations. Corporate administration operating loss increased as a result of: (a) $1.1 million of transaction costs associated with the acquisition of a company in April 2016 and (b) an increase in employment costs, such as incentive compensation and salaries.
The decrease in our operating margin was attributable to: (a) our United States building services segment, as a result of the unfavorable items discussed above, and (b) our United States electrical construction and facilities services segment, partially attributable to losses incurred on two transportation construction projects. These decreases were partially offset by an increase in operating margin within our United States industrial services segment and our United Kingdom building services segment.
Companies acquired in 2015, which are reported in our United States mechanical construction and facilities services segment, generated incremental revenues of $14.4 million and operating income of $0.7 million, net of $0.2 million of amortization expense associated with identifiable intangible assets.

Operating Segments
We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment; central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom building services. The “United States building services” and "United Kingdom building services" segments principally consist of those operations which provide a portfolio of services needed to support the operation and maintenance of our customers’ facilities, including commercial and government site-based operations and maintenance; facility maintenance and services, including reception, security and catering services; outage services to utilities and industrial plants; military base operations support services; mobile maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; and small modification and retrofit projects, which services are not generally related to customers' construction programs. The segment "United States industrial services" principally consists of those operations which provide industrial maintenance and services, mainly for refineries and petrochemical plants, including on-site repairs, maintenance and service of heat exchangers, towers, vessels and piping; design, manufacturing, repair and hydro blast cleaning of shell and tube heat exchangers and related equipment; refinery turnaround planning and engineering services; specialty welding services; overhaul and maintenance of critical process units in refineries and petrochemical plants; and specialty technical services for refineries and petrochemical plants.
Results of Operations
Revenues
The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended March 31,
	2016	% of Total	2015	% of Total
Revenues:
United States electrical construction and facilities services	$348,289	20%	$318,994	20%
United States mechanical construction and facilities services	611,890	35%	511,026	32%
United States building services	439,651	25%	439,492	28%
United States industrial services	257,504	15%	232,725	15%
Total United States operations	1,657,334	95%	1,502,237	95%
United Kingdom building services	87,636	5%	86,950	5%
Total worldwide operations	$1,744,970	100%	$1,589,187	100%
As described below in more detail, our revenues for the three months ended March 31, 2016 increased to $1.74 billion compared to $1.59 billion for the three months ended March 31, 2015. The increase in revenues for the three months ended March 31, 2016 was primarily attributable to: (a) increased revenues from both of our domestic construction segments and (b) increased demand for our industrial field services within our United States industrial services segment.
Revenues of our United States electrical construction and facilities services segment were $348.3 million for the three months ended March 31, 2016 compared to revenues of $319.0 million for the three months ended March 31, 2015. The increase in revenues was primarily attributable to an increase in revenues from commercial, hospitality, transportation and institutional construction projects, partially offset by a decrease in revenues from manufacturing construction projects.
Our United States mechanical construction and facilities services segment revenues for the three months ended March 31, 2016 were $611.9 million, a $100.9 million increase compared to revenues of $511.0 million for the three months ended March 31, 2015. The increase in revenues for the three months ended March 31, 2016 was primarily attributable to an increase in revenues from manufacturing, institutional, hospitality and water and wasterwater construction projects, partially offset by a decline in revenues from commercial construction projects. The results for the three months ended March 31, 2016 included $14.4 million of revenues generated by companies acquired in 2015.

Revenues of our United States building services segment for the three months ended March 31, 2016 increased by $0.2 million compared to the three months ended March 31, 2015. The increase in revenues was primarily attributable to increased revenues from our mobile mechanical services operations due to an increase in project activities, partially offset by decreased revenues from: (a) our snow removal activities within our commercial site-based services operations as a result of less snowfall in areas where our contracts are based on a per snow event basis and (b) our government site-based services operations.
Revenues of our United States industrial services segment for the three months ended March 31, 2016 increased by $24.8 million compared to the three months ended March 31, 2015. The increase in revenues was due to an increase in activity within our industrial field services operations, as the revenues in the same prior year period were negatively impacted by a nationwide strike by union employees of certain major oil refineries which led to the loss and deferral of certain turnaround projects.
Our United Kingdom building services segment revenues were $87.6 million for the three months ended March 31, 2016 compared to revenues of $87.0 million for the three months ended March 31, 2015. The increase in revenues for the three months ended March 31, 2016 was due to several new contract awards within the commercial market, as well as an increase in activity in the institutional market, partially offset by a decrease of $5.1 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar.
Backlog
The following table presents our operating segment backlog from unrelated entities and their respective percentages of total backlog (in thousands, except for percentages):

	March 31, 2016	% of Total	December 31, 2015	% of Total	March 31, 2015	% of Total
Backlog:
United States electrical construction and facilities services	$1,100,533	29%	$1,145,791	30%	$1,203,189	32%
United States mechanical construction and facilities services	1,764,227	46%	1,683,501	45%	1,534,893	41%
United States building services	776,162	20%	762,196	20%	747,471	20%
United States industrial services	57,401	1%	54,578	1%	94,189	3%
Total United States operations	3,698,323	96%	3,646,066	97%	3,579,742	96%
United Kingdom building services	153,090	4%	125,097	3%	156,414	4%
Total worldwide operations	$3,851,413	100%	$3,771,163	100%	$3,736,156	100%
Our backlog at March 31, 2016 was $3.85 billion compared to $3.77 billion at December 31, 2015 and $3.74 billion at March 31, 2015. The increase in backlog at March 31, 2016 compared to backlog at December 31, 2015 was primarily attributable to an increase in backlog from all of our reportable segments, except for our United States electrical construction and facilities services segment. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We include a project within our backlog at such time as a contract is awarded and agreement on contract terms has been reached. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of services contracts. However, we do not include in backlog contracts for which we are paid on a time and material basis and a fixed amount cannot be determined, and if the remaining term of a services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the contract award. Our backlog also includes amounts related to services contracts for which a fixed price contract value is not assigned when a reasonable estimate of total revenues can be made from budgeted amounts agreed to with our customer. Our backlog is comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business and (d) claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider recovery to be probable. Such claim amounts were immaterial for all periods presented. Our backlog does not include anticipated revenues from unconsolidated joint ventures or variable interest entities and anticipated revenues from pass-through costs on contracts for which we are acting in the capacity of an agent and which are reported on the net basis. We believe our backlog is firm, although many contracts are subject to cancellation at the election of our customers. Historically, cancellations have not had a material adverse effect on us.

Cost of sales and Gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended March 31,
	2016	2015
Cost of sales	$1,521,862	$1,372,258
Gross profit	$223,108	$216,929
Gross profit, as a percentage of revenues	12.8%	13.7%
Our gross profit increased by $6.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in gross profit for the three months ended March 31, 2016 was attributable to increases in gross profit within our United States mechanical construction and facilities services segment and our United States industrial services segment, partially offset by decreased gross profit within our United States building services segment. Our gross profit margin was 12.8% and 13.7% for the three months ended March 31, 2016 and 2015, respectively. Gross profit margin for the three months ended March 31, 2016 declined within our United States building services segment and our domestic construction and facilities services segments. The decline in gross profit and gross profit margin within our United States building services segment was primarily attributable to the impact of $3.0 million of gross profit recognized in the first quarter of 2015 upon the favorable settlement of a claim by us against the former owner of a company we previously acquired, as well as lower gross profit and gross profit margins within our commercial site-based operations and our government site-based operations. The decline in gross profit margin within our United States electrical construction and facilities services segment was due to losses incurred on two transportation construction projects. The decline in gross profit margin within our United States mechanical construction and facilities services segment was due to the mix of work in our contract portfolio, including projects in earlier stages of completion which typically are recognized at lower gross profit margins.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended March 31,
	2016	2015
Selling, general and administrative expenses	$167,402	$161,591
Selling, general and administrative expenses, as a percentage of revenues	9.6%	10.2%
Our selling, general and administrative expenses for the three months ended March 31, 2016 increased by $5.8 million to $167.4 million compared to $161.6 million for the three months ended March 31, 2015. Selling, general and administrative expenses as a percentage of revenues were 9.6% and 10.2% for the three months ended March 31, 2016 and 2015, respectively. The increase in selling, general and administrative expenses was due to higher employee related costs such as salaries and incentive compensation, as well as certain other costs including legal and professional fees and the provision for doubtful accounts. The increase in salaries was attributable to an increase in headcount due to higher revenues than in the same prior year period, as well as cost of living adjustments and merit pay increases. Increased incentive compensation was principally due to higher projected annual operating results than in the same prior year period, which resulted in increased accruals for certain of our incentive compensation plans. The increase in professional fees included $1.1 million of transaction costs associated with the acquisition of a company in April 2016. The decrease in SG&A margin for the three months ended March 31, 2016 was partially attributable to an increase in revenues without commensurate increases in our overhead cost structure.
Restructuring expenses
Restructuring expenses, primarily relating to employee severance obligations, were $0.1 million and less than $0.1 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the balance of these restructuring obligations yet to be paid was $0.2 million, which such amount is expected to be paid during the second quarter of 2016. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2016.

Operating income
The following table presents our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended March 31,
	2016	% of Segment Revenues	2015	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$16,707	4.8%	$16,674	5.2%
United States mechanical construction and facilities services	23,877	3.9%	20,901	4.1%
United States building services	13,902	3.2%	20,978	4.8%
United States industrial services	18,866	7.3%	12,833	5.5%
Total United States operations	73,352	4.4%	71,386	4.8%
United Kingdom building services	3,311	3.8%	2,378	2.7%
Corporate administration	(20,957)	—	(18,426)	—
Restructuring expenses	(91)	—	(8)	—
Total worldwide operations	55,615	3.2%	55,330	3.5%
Other corporate items:
Interest expense	(2,376)		(2,216)
Interest income	165		176
Income from continuing operations before income taxes	$53,404		$53,290
As described below in more detail, operating income was $55.6 million for the three months ended March 31, 2016 compared to $55.3 million for the three months ended March 31, 2015. Operating margin was 3.2% for the three months ended March 31, 2016 compared to 3.5% for the three months ended March 31, 2015.
Operating income of our United States electrical construction and facilities services segment for the three months ended March 31, 2016 was relatively flat compared to the three months ended March 31, 2015. The slight increase in operating income for the three months ended March 31, 2016 was due to a decrease in selling, general and administrative expenses, as well as an increase in gross profit from commercial construction projects. The decrease in operating margin for the three months ended March 31, 2016 was attributable to a decrease in gross profit margin, partially due to losses incurred on two transportation construction projects.
Our United States mechanical construction and facilities services segment operating income for the three months ended March 31, 2016 was $23.9 million, a $3.0 million increase compared to operating income of $20.9 million for the three months ended March 31, 2015. The increase in operating income for the three months ended March 31, 2016 was attributable to an increase in gross profit from healthcare, hospitality and institutional construction projects, partially offset by an increase in selling, general and administrative expenses. Companies acquired in 2015 generated operating income of $0.7 million, net of $0.2 million of amortization expense associated with identifiable intangible assets. The decrease in operating margin for the three months ended March 31, 2016 was attributable to a decrease in gross profit margin.
Operating income of our United States building services segment for the three months ended March 31, 2016 decreased by $7.1 million compared to operating income for the three months ended March 31, 2015. Operating income for the three months ended March 31, 2015 included the impact of $3.0 million of gross profit upon the favorable settlement of a claim by us against the former owner of a company we previously acquired. In addition, the decrease in operating income was attributable to: (a) an increase in selling, general and administrative expenses as a result of higher salaries due to an increase in headcount, as well as cost of living adjustments and merit pay increases, and an increase in legal costs, (b) lower operating income within our commercial site-based services operations, partially as a result of a reduction in snow removal activities due to less snowfall in areas where our contracts are based on a per snow event basis, and (c) a decrease in operating income within our government site-based services operations. The decrease in operating margin for the three months ended March 31, 2016 was attributable to a decrease in gross profit margin and an increase in the ratio of selling, general and administrative expenses to revenues, primarily as a result of the unfavorable items discussed above.
Operating income of our United States industrial services segment for the three months ended March 31, 2016 increased by $6.0 million compared to operating income for the three months ended March 31, 2015. This segment's 2015 first quarter results were negatively impacted by a nationwide strike by union employees of certain major oil refineries, which led to the loss and deferral of certain turnaround projects. The increase in operating margin for the three months ended March 31, 2016 was attributable to a decrease in the ratio of selling, general and administrative expenses to revenues due to an increase in revenues without commensurate increases in our overhead cost structure.
Our United Kingdom building services segment operating income was $3.3 million for the three months ended March 31, 2016 compared to operating income of $2.4 million for the three months ended March 31, 2015. The increase in operating income for the three months ended March 31, 2016 was primarily attributable to an increase in gross profit from project activity within the commercial market, partially as a result of several new contract awards. This segment recorded a decrease in operating income of $0.2 million for the three months ended March 31, 2016 relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The increase in operating margin for the three months ended March 31, 2016 was attributable to an increase in gross profit margin.
Our corporate administration operating loss for the three months ended March 31, 2016 was $21.0 million compared to $18.4 million for the three months ended March 31, 2015. The increase in expenses for the three months ended March 31, 2016 was primarily due to: (a) $1.1 million of transaction costs associated with an acquisition in April 2016 and (b) an increase in certain employment costs, such as incentive compensation and salaries.
Interest expense for the three months ended March 31, 2016 and 2015 was $2.4 million and $2.2 million, respectively. Interest income for each of the three months ended March 31, 2016 and 2015 was $0.2 million.
For the three months ended March 31, 2016 and 2015, our income tax provision from continuing operations was $19.0 million and $20.2 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.8% and 37.8%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended March 31, 2016 and 2015, inclusive of discrete items, were 35.5% and 37.9%, respectively. The decreases in the 2016 income tax provision and the actual income tax rate on income from continuing operations were primarily due to $1.2 million of tax benefits recognized upon the issuance of common stock under share-based compensation plans.
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
Liquidity and Capital Resources
The following table presents our net cash used in operating activities, investing activities and financing activities (in thousands):

	For the three months ended March 31,
	2016	2015
Net cash used in operating activities	$(37,161)	$(17,821)
Net cash used in investing activities	$(8,786)	$(5,365)
Net cash used in financing activities	$(47,300)	$(37,791)
Effect of exchange rate changes on cash and cash equivalents	$(1,220)	$(2,185)
Our consolidated cash balance decreased by approximately $94.5 million from $486.8 million at December 31, 2015 to $392.4 million at March 31, 2016. Net cash used in operating activities for the three months ended March 31, 2016 was $37.2 million compared to net cash used in operating activities of $17.8 million for the three months ended March 31, 2015. The increase in cash used in operating activities was primarily due to an $11.6 million increase in income taxes paid and an $9.7 million decrease in net over-billings related to the timing of customer billings and payments. Net cash used in investing activities was $8.8 million for the three months ended March 31, 2016 compared to net cash used in investing activities of $5.4 million for the three months ended March 31, 2015. The increase in net cash used in investing activities was primarily due to the increase in payments for property, plant and equipment. Net cash used in financing activities for the three months ended March 31, 2016 increased by approximately $9.5 million compared to the three months ended March 31, 2015. The increase in net cash used in financing activities was primarily due to an increase in funds used for the repurchase of common stock, partially offset by a decrease in distributions to noncontrolling interests. Cash flows from discontinued operations were immaterial and are not expected to significantly affect future liquidity.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Term Loan (including interest currently at 1.68%) (1)	$323.7	$22.7	$301.0	$—	$—
Capital lease obligations	4.5	1.4	1.8	1.3	—
Operating leases	245.7	59.5	87.6	52.2	46.4
Open purchase obligations (2)	1,034.5	785.7	237.1	11.7	—
Other long-term obligations, including current portion (3)	365.3	41.9	312.3	11.1	—
Liabilities related to uncertain income tax positions (4)	5.2	4.5	—	—	0.7
Total Contractual Obligations	$1,978.9	$915.7	$939.8	$76.3	$47.1

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$104.1	$103.9	$0.2	$—	$—
 _________

(1)
On November 25, 2013, we entered into a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan"), (collectively referred to as the "2013 Credit Agreement"). The proceeds of the Term Loan were used to repay amounts drawn under our prior credit agreement. As of March 31, 2016, the amount outstanding under the Term Loan was $310.6 million.

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

(4)	Includes $0.5 million of accrued interest.

Until November 25, 2013, we had a revolving credit agreement (the "2011 Credit Agreement"), as amended, which provided for a revolving credit facility of $750.0 million. The 2011 Credit Agreement was effective November 21, 2011. Effective November 25, 2013, we amended and restated the 2011 Credit Agreement to provide for a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan") (collectively referred to as the "2013 Credit Agreement") expiring November 25, 2018. The proceeds of the Term Loan were used to repay amounts drawn under the 2011 Credit Agreement. We may increase the 2013 Revolving Credit Facility to $1.05 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of available capacity under the 2013 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2013 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2013 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of March 31, 2016 and December 31, 2015. A commitment fee is payable on the average daily unused amount of the 2013 Revolving Credit Facility, which ranges from 0.20% to 0.30%, based on certain financial tests. The fee was 0.20% of the unused amount as of March 31, 2016. Borrowings under the 2013 Credit Agreement bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.50% at March 31, 2016) plus 0.25% to 0.75%, based on certain financial tests or (2) United States dollar LIBOR (0.43% at March 31, 2016) plus 1.25% to 1.75%, based on certain financial tests. The interest rate in effect at March 31, 2016 was 1.68%. Fees for letters of credit issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized approximately $3.0 million of debt issuance costs associated with the 2013 Credit Agreement. This amount is being amortized over the life of the agreement and is included as part of interest expense. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended March 31, 2014, in the amount of $4.4 million, with a payment of all unpaid principal and interest due on November 25, 2018. As of March 31, 2016 and December 31, 2015, the balance of the Term Loan was $310.6 million and $315.0 million, respectively. As of March 31, 2016 and December 31, 2015, we had approximately $103.9 million and $99.0 million of letters of credit outstanding, respectively. There were no borrowings outstanding under the 2013 Revolving Credit Facility at March 31, 2016 and December 31, 2015.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2016, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.2 billion. Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014 and October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million and $200.0 million of our outstanding common stock, respectively. During 2016, we repurchased approximately 0.6 million shares of our common stock for approximately $26.1 million. Since the inception of the repurchase programs through March 31, 2016, we have repurchased 10.5 million shares of our common stock for approximately $421.9 million. As of March 31, 2016, there remained authorization for us to repurchase approximately $228.1 million of our shares. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. Repurchases may be made from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
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
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2013 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. Negative macroeconomic trends may have an adverse effect on liquidity. During economic downturns, there have been typically fewer small discretionary projects from the private sector, and our competitors have aggressively bid larger long-term infrastructure and public sector contracts. Short-term liquidity is also impacted by the type and length of construction contracts in place and large turnaround activities in our United States industrial services segment that are billed in arrears pursuant to contractual terms that are standard within the industry. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Cost and estimated earnings in excess of billings on uncompleted contracts”, were $286.5 million and $311.5 million as of March 31, 2016 and December 31, 2015, respectively.
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
Certain Insurance Matters
As of March 31, 2016 and December 31, 2015, we utilized approximately $103.6 million and $97.8 million, respectively, of letters of credit obtained under our 2013 Revolving Credit Facility as collateral for our insurance obligations.
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
Application of Critical Accounting Policies
Our condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of our annual report on Form 10-K for the year ended December 31, 2015. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.
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

Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill and ultimately collect unbilled revenues. The profit associated with claim amounts is not recognized until the claim has been settled and payment has been received. We did not recognize any material amounts associated with claim settlements during the periods presented. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the condensed consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of services for maintenance, repair and retrofit work consistent with the performance of services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. There were no significant losses recognized during the three months ended March 31, 2016 and 2015.
Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. At March 31, 2016 and December 31, 2015, our accounts receivable of $1,352.4 million and $1,359.9 million, respectively, included allowances for doubtful accounts of $10.9 million and $11.2 million, respectively. The decrease in our allowance for doubtful accounts was due to the write-off of previously reserved for accounts receivable, partially offset by an increase in our provision for doubtful accounts, primarily within our United States building services segment. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated insurance liabilities for workers' compensation, automobile liability, general liability and property claims increased by $2.2 million for the three months ended March 31, 2016 compared to the year ended December 31, 2015. If our estimated insurance liabilities for workers' compensation, automobile liability, general liability and property claims had increased by 10%, it would have resulted in $14.7 million of additional expense for the three months ended March 31, 2016.
Income Taxes
We had net deferred income tax liabilities at March 31, 2016 and December 31, 2015 of $122.3 million and $120.6 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liabilities are deferred income tax assets. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of March 31, 2016 and December 31, 2015, the total valuation allowance on deferred income tax assets, related to state net operating carryforwards, was approximately $1.7 million and $0.8 million, respectively.
Goodwill and Identifiable Intangible Assets
As of March 31, 2016, we had $843.2 million and $463.4 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2015, goodwill and net identifiable intangible assets were $843.2 million and $472.8 million, respectively. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 13, "Segment Information", of the notes to condensed consolidated financial statements. In assessing whether our goodwill is impaired, we utilize the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further analysis is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. No impairment of our goodwill was recognized during the three months ended March 31, 2016 and 2015.
As of March 31, 2016, we had $843.2 million of goodwill on our balance sheet and, of this amount, approximately 45.6% relates to our United States industrial services segment, 27.1% relates to our United States building services segment, approximately 26.8% relates to our United States mechanical construction and facilities services segment and approximately 0.5% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, October 1, 2015, the carrying values of our United States industrial services segment, our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment were approximately $725.5 million, $445.1 million, $249.5 million and $62.9 million, respectively. The fair values of our United States industrial services segment, our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment exceeded their carrying values by approximately $52.5 million, $291.2 million, $773.2 million, and $661.7 million, respectively. The weighted average cost of capital used in testing goodwill for impairment was 11.1%, 11.1% and 11.0% for our domestic construction segments, our United states building services segment and our United States industrial services segment, respectively. The perpetual growth rate used was 2.7% for all of our domestic segments.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. No impairment of our trade names was recognized during the three months ended March 31, 2016 and 2015.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. No impairment of our other identifiable intangible assets was recognized during the three months ended March 31, 2016 and 2015.
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
Although we have not yet conducted our October 1, 2016 goodwill and other impairment tests, there have been no impairments recognized through the first quarter of 2016. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the three months ended March 31, 2016, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2013 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2013 Credit Agreement bear interest at variable rates. As of March 31, 2016, there were no borrowings outstanding under the 2013 Revolving Credit Facility and the balance of the Term Loan was $310.6 million. This instrument bears interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.50% at March 31, 2016) plus 0.25% to 0.75% based on certain financial tests or (2) United States dollar LIBOR (0.43% at March 31, 2016) plus 1.25% to 1.75% based on certain financial tests. The interest rate in effect at March 31, 2016 was 1.68%. Based on the $310.6 million borrowings outstanding under the 2013 Credit Agreement, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.5 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.5 million in the next twelve months. Fees for letters of credit issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. The 2013 Credit Agreement expires on November 25, 2018. There is no guarantee that we will be able to renew the 2013 Credit Agreement at its expiration.
We are also exposed to construction market risk and its potential related impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, we believe we take appropriate action to manage market and other risks, but there is no assurance that we will be able to reasonably identify all risks with respect to collectibility of these assets. See also the previous discussions of Revenue Recognition from Long-term Construction Contracts and Services Contracts and Accounts Receivable under the heading, “Application of Critical Accounting Policies” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction, building services and industrial services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 8,500 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to projects in progress.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. – OTHER INFORMATION.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made during the quarter ended March 31, 2016 by us:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs
January 1, 2016 to January 31, 2016	285,000	$44.29	285,000	$241,508,545
February 1, 2016 to February 29, 2016	299,920	$44.80	299,920	$228,063,746
March 1, 2016 to March 31 2016	None	None	None	$228,063,746

(1)
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014 and October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million and $200.0 million of our outstanding common stock, respectively. As of March 31, 2016, there remained authorization for us to repurchase approximately $228.1 million of our shares. No shares have been repurchased since the programs have been announced other than pursuant to these publicly announced programs. Repurchases may be made from time to time as permitted by securities laws and other legal requirements.

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
Date: April 28, 2016

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
Exhibit 4(a) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K")
4(b)	Fourth Amended and Restated Security Agreement dated as of November 25, 2013 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to 2013 Form 10-K
4(c)	Fourth Amended and Restated Pledge Agreement dated as of November 25, 2013 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to 2013 Form 10-K
4(d)	Third Amended and Restated Guaranty Agreement dated as of November 25, 2013 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to 2013 Form 10-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(h-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(i-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(i-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(i-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(i-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(j-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(j-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(j-3)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)
10(k-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-2)	Third Amendment to Severance Agreement dated June 4, 2015 between EMCOR and Sheldon I. Cammaker	Exhibit 10(k-2) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 ("June 2015 Form 10-Q")
10(l-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(l-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(l-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(l-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 ("March 2012 Form 10-Q")
10(l-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR's Quarterly Report on Form 10Q for the quarter ended March 31, 2014
10(l-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(l-7)	Fifth Amendment to LTIP	Exhibit 10(l-7) to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K")
10(l-8)	Sixth Amendment to LTIP	Exhibit 10(l-8) to 2015 Form 10-K
10(m-1)	2003 Non-Employee Directors’ Stock Option Plan	Exhibit A to EMCOR’s Proxy Statement for its Annual Meeting held on June 12, 2003 (“2003 Proxy Statement”)
10(m-2)	First Amendment to 2003 Non-Employee Directors’ Plan	Exhibit 10(u-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”)
10(n)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(o)	Consents on December 15, 2009 to Transfer Stock Options by Non-Employee Directors	Exhibit 10(z) to 2009 Form 10-K
10(p-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007
10(p-2)	Option Agreement dated December 13, 2007 under 2007 Incentive Plan between Jerry E. Ryan and EMCOR	Exhibit 10(h)(h-2) to 2007 Form 10-K
10(p-3)	Option Agreement dated December 15, 2008 under 2007 Incentive Plan between David Laidley and EMCOR	Exhibit 10.1 to Form 8-K (Date of Report December 15, 2008)
10(p-4)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K
10(q-1)	Amended and Restated 2010 Incentive Plan	Exhibit 10(q-1) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10(q-2)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(q-3)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K
10(r)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
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
Exhibit 10(o)(o) to 2011 Form 10-K
10(u)	Restricted Stock Unit Agreement dated May 9, 2011 between EMCOR and Anthony J. Guzzi	Exhibit 10(o)(o) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10(v)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(w)	Form of Restricted Stock Unit Agreement dated March , 2012 between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(o)(o) to the March 31, 2012 Form 10-Q
10(x)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(y)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 ("June 2012 Form 10-Q")
10(z)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K")
10(a)(a)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(b)(b)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(c)(c)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(d)(d)	Restricted Stock Unit Award Agreement dated October 23, 2013 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to 2013 Form 10-K
10(e)(e)	Restricted Stock Unit Award Agreement dated June 11, 2014 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 ("June 2014 Form 10-Q")
10(f)(f)	Restricted Stock Unit Award Agreement dated June 11, 2015 between EMCOR and Stephen W. Bershad	Exhibit 10(f)(f) to the June 30, 2015 Form 10-Q
10(g)(g)	Restricted Stock Unit Award Agreement dated October 29, 2015 between EMCOR and Steven B. Schwarzwaelder	Exhibit 10.1 to Form 8-K (Date of Report October 30, 2015)
10(h)(h)	Executive Compensation Recoupment Policy	Exhibit 10(h)(h) to 2015 Form 10-K
11	Computation of Basic EPS and Diluted EPS for the three months ended March 31, 2016 and 2015	Note 5 of the Notes to the Condensed Consolidated Financial Statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Filed herewith
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Condensed Consolidated Financial Statements.
Filed