Form 10-Q
period 2016-06-30
EMCOR GROUP INC
filed 2016-07-28
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Number of shares of Common Stock outstanding as of the close of business on July 25, 2016: 60,799,915 shares.

EMCOR Group, Inc.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$443,019	$486,831
Accounts receivable, net	1,448,323	1,359,862
Costs and estimated earnings in excess of billings on uncompleted contracts	139,906	117,734
Inventories	41,946	37,545
Prepaid expenses and other	68,714	64,140
Total current assets	2,141,908	2,066,112
Investments, notes and other long-term receivables	7,668	8,359
Property, plant and equipment, net	128,376	122,018
Goodwill	979,339	843,170
Identifiable intangible assets, net	510,723	472,834
Other assets	32,352	30,164
Total assets	$3,800,366	$3,542,657
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$17,354	$17,541
Accounts payable	450,646	488,251
Billings in excess of costs and estimated earnings on uncompleted contracts	465,135	429,235
Accrued payroll and benefits	268,710	268,033
Other accrued expenses and liabilities	190,816	209,361
Total current liabilities	1,392,661	1,412,421
Borrowings under revolving credit facility	220,000	—
Long-term debt and capital lease obligations	289,841	297,559
Other long-term obligations	361,365	352,621
Total liabilities	2,263,867	2,062,601
Equity:
EMCOR Group, Inc. stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 61,448,855 and 61,727,709 shares issued, respectively	614	617
Capital surplus	107,849	130,369
Accumulated other comprehensive loss	(76,801)	(76,953)
Retained earnings	1,513,863	1,432,980
Treasury stock, at cost 659,841 shares	(10,302)	(10,302)
Total EMCOR Group, Inc. stockholders’ equity	1,535,223	1,476,711
Noncontrolling interests	1,276	3,345
Total equity	1,536,499	1,480,056
Total liabilities and equity	$3,800,366	$3,542,657
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues	$1,933,416	$1,652,585	$3,678,386	$3,241,772
Cost of sales	1,658,675	1,413,058	3,180,537	2,785,316
Gross profit	274,741	239,527	497,849	456,456
Selling, general and administrative expenses	181,811	161,391	349,213	322,982
Restructuring expenses	641	433	732	441
Operating income	92,289	77,703	147,904	133,033
Interest expense	(3,118)	(2,208)	(5,494)	(4,424)
Interest income	192	182	357	358
Income from continuing operations before income taxes	89,363	75,677	142,767	128,967
Income tax provision	32,911	28,727	51,880	48,952
Income from continuing operations	56,452	46,950	90,887	80,015
Loss from discontinued operation, net of income taxes	(1,097)	(114)	(1,178)	(469)
Net income including noncontrolling interests	55,355	46,836	89,709	79,546
Less: Net loss attributable to noncontrolling interests	25	13	19	152
Net income attributable to EMCOR Group, Inc.	$55,380	$46,849	$89,728	$79,698
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.93	$0.75	$1.49	$1.27
From discontinued operation	(0.02)	(0.00)	(0.02)	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.91	$0.75	$1.47	$1.26
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.92	$0.74	$1.48	$1.26
From discontinued operation	(0.02)	(0.00)	(0.02)	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.90	$0.74	$1.46	$1.25

Dividends declared per common share	$0.08	$0.08	$0.16	$0.16
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income including noncontrolling interests	$55,355	$46,836	$89,709	$79,546
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(754)	(369)	(801)	(188)
Post retirement plans, amortization of actuarial loss included in net income (1)	476	550	953	1,092
Other comprehensive (loss) income	(278)	181	152	904
Comprehensive income	55,077	47,017	89,861	80,450
Less: Comprehensive loss attributable to noncontrolling interests	25	13	19	152
Comprehensive income attributable to EMCOR Group, Inc.	$55,102	$47,030	$89,880	$80,602
_________

(1)
Net of tax of $0.1 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and net of tax of $0.3 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively.

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows - operating activities:
Net income including noncontrolling interests	$89,709	$79,546
Depreciation and amortization	19,265	17,942
Amortization of identifiable intangible assets	20,011	18,951
Provision for doubtful accounts	4,478	477
Deferred income taxes	1,734	1,406
Excess tax benefits from share-based compensation	(1,818)	(1,038)
Equity income from unconsolidated entities	(160)	(1,034)
Other non-cash items	5,565	5,237
Distributions from unconsolidated entities	863	3,316
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(91,862)	(130,869)
Net cash provided by (used in) operating activities	47,785	(6,066)
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(232,283)	(1,176)
Proceeds from sale of property, plant and equipment	909	2,569
Purchase of property, plant and equipment	(18,950)	(15,793)
Net cash used in investing activities	(250,324)	(14,400)
Cash flows - financing activities:
Proceeds from revolving credit facility	220,000	—
Repayments of long-term debt	(8,756)	(8,758)
Repayments of capital lease obligations	(816)	(1,330)
Dividends paid to stockholders	(9,734)	(10,054)
Repurchase of common stock	(34,074)	(21,148)
Proceeds from exercise of stock options	144	1,368
Payments to satisfy minimum tax withholding	(4,111)	(3,790)
Issuance of common stock under employee stock purchase plan	2,383	2,051
Payments for contingent consideration arrangements	—	(403)
Distributions to noncontrolling interests	(2,050)	(9,750)
Excess tax benefits from share-based compensation	—	1,038
Net cash provided by (used in) financing activities	162,986	(50,776)
Effect of exchange rate changes on cash and cash equivalents	(4,259)	35
Decrease in cash and cash equivalents	(43,812)	(71,207)
Cash and cash equivalents at beginning of year	486,831	432,056
Cash and cash equivalents at end of period	$443,019	$360,849
Supplemental cash flow information:
Cash paid for:
Interest	$4,662	$3,682
Income taxes	$69,555	$47,899
Non-cash financing activities:
Assets acquired under capital lease obligations	$1,402	$950
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2014	$1,429,387	$636	$227,885	$(83,197)	$1,280,991	$(10,302)	$13,374
Net income including noncontrolling interests	79,546	—	—	—	79,698	—	(152)
Other comprehensive income	904	—	—	904	—	—	—
Common stock issued under share-based compensation plans (2)	2,340	3	2,337	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,790)	—	(3,790)	—	—	—	—
Common stock issued under employee stock purchase plan	2,051	—	2,051	—	—	—	—
Common stock dividends	(10,054)	—	111	—	(10,165)	—	—
Repurchase of common stock	(21,148)	(5)	(21,143)	—	—	—	—
Distributions to noncontrolling interests	(9,750)	—	—	—	—	—	(9,750)
Share-based compensation expense	4,801	—	4,801	—	—	—	—
Balance, June 30, 2015	$1,474,287	$634	$212,252	$(82,293)	$1,350,524	$(10,302)	$3,472
Balance, December 31, 2015	$1,480,056	$617	$130,369	$(76,953)	$1,432,980	$(10,302)	$3,345
Net income including noncontrolling interests	89,709	—	—	—	89,728	—	(19)
Other comprehensive income	152	—	—	152	—	—	—
Common stock issued under share-based compensation plans (3)	1,135	3	141	—	991	—	—
Tax withholding for common stock issued under share-based compensation plans	(4,111)	—	(4,111)	—	—	—	—
Common stock issued under employee stock purchase plan	2,383	—	2,383	—	—	—	—
Common stock dividends	(9,734)	—	102	—	(9,836)	—	—
Repurchase of common stock	(26,076)	(6)	(26,070)	—	—	—	—
Distributions to noncontrolling interests	(2,050)	—	—	—	—	—	(2,050)
Share-based compensation expense	5,035	—	5,035	—	—	—	—
Balance, June 30, 2016	$1,536,499	$614	$107,849	$(76,801)	$1,513,863	$(10,302)	$1,276

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

(2)	Includes the tax benefit associated with share-based compensation of $1.0 million for the six months ended June 30, 2015.

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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.
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
NOTE 3 Acquisitions of Businesses
On April 15, 2016, we completed the acquisition of Ardent Services, L.L.C. and Rabalais Constructors, LLC (collectively, “Ardent”). This acquisition has been included in our United States electrical construction and facilities services segment. Ardent provides electrical and instrumentation services to the energy infrastructure market in North America, and this acquisition further strengthens our position in electrical construction and services and broadens our capabilities across the industrial and energy sectors, especially in the Gulf Coast, Midwest and Western regions of the United States. Under the terms of the transaction, we acquired 100% of Ardent’s equity interests for total consideration of $201.4 million. In connection with the acquisition of Ardent, we acquired working capital of $36.5 million and other net assets of $3.9 million and have preliminarily ascribed $119.5 million to goodwill and $41.5 million to identifiable intangible assets. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits expected from this strategic acquisition. We expect that $99.7 million of the acquired goodwill will be deductible for tax purposes. The weighted average amortization period for the identifiable intangible assets is approximately 13.5 years.
On April 1, 2016, we acquired a company for an immaterial amount. This company provides mobile mechanical services within the Southeastern region of the United States, and its results have been included in our United States building services segment.
On June 1, 2015, we acquired a company for an immaterial amount. This company primarily provides mechanical construction services, and its results have been included in our United States mechanical construction and facilities services segment.
The purchase price allocations for the businesses acquired in 2016 are still preliminary and subject to change during their respective measurement periods. The acquisition of these businesses was accounted for by the acquisition method, and the prices paid for them have been allocated to their respective assets and liabilities, based upon the estimated fair value of their assets and liabilities at the dates of their respective acquisitions.
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

The results of discontinued operations are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Revenues	$5	$84	$68	$360
Loss from discontinued operation, net of income taxes	$(1,097)	$(114)	$(1,178)	$(469)
Diluted loss per share from discontinued operation	$(0.02)	$(0.00)	$(0.02)	$(0.01)

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 Disposition of Assets - (Continued)

Included in the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015 are the following major classes of assets and liabilities associated with the discontinued operation (in thousands):

	June 30, 2016	December 31, 2015
Assets of discontinued operation:
Current assets	$2,033	$2,525

Liabilities of discontinued operation:
Current liabilities	$3,690	$4,407

At June 30, 2016, the assets and liabilities of the discontinued operation consisted of accounts receivable, contract retentions and contract warranty obligations that are expected to be collected or fulfilled in the ordinary course of business. Additionally at June 30, 2016, there remained $0.2 million of obligations related to employee severance and the termination of leased facilities, which are expected to be paid in 2016. The settlement of the remaining assets and liabilities may result in additional income and/or expenses. Such income and/or expenses are expected to be immaterial and will be reflected as discontinued operations as incurred.
NOTE 5 Earnings Per Share
Calculation of Basic and Diluted Earnings (Loss) per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the three and six months ended June 30, 2016 and 2015 (in thousands, except share and per share data):

	For the three months ended June 30,
	2016	2015
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$56,477	$46,963
Loss from discontinued operation, net of income taxes	(1,097)	(114)
Net income attributable to EMCOR Group, Inc. common stockholders	$55,380	$46,849
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	60,808,502	62,809,699
Effect of dilutive securities—Share-based awards	395,719	520,554
Shares used to compute diluted earnings (loss) per common share	61,204,221	63,330,253
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.93	$0.75
From discontinued operation	$(0.02)	$(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.91	$0.75
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.92	$0.74
From discontinued operation	$(0.02)	$(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.90	$0.74

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 Earnings Per Share - (Continued)

	For the six months ended June 30,
	2016	2015
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$90,906	$80,167
Loss from discontinued operation, net of income taxes	(1,178)	(469)
Net income attributable to EMCOR Group, Inc. common stockholders	$89,728	$79,698
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	60,854,781	62,932,295
Effect of dilutive securities—Share-based awards	421,497	536,327
Shares used to compute diluted earnings (loss) per common share	61,276,278	63,468,622
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.49	$1.27
From discontinued operation	$(0.02)	$(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.47	$1.26
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.48	$1.26
From discontinued operation	$(0.02)	$(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.46	$1.25
There were no anti-dilutive restricted stock units for the three and six months ended June 30, 2016. The number of outstanding restricted stock units that were excluded from the computation of diluted EPS for the three and six months ended June 30, 2015 because they would be anti-dilutive were zero and 35,625, respectively.
NOTE 6 Inventories
Inventories in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	June 30, 2016	December 31, 2015
Raw materials and construction materials	$22,360	$23,239
Work in process	19,586	14,306
	$41,946	$37,545

NOTE 7 Debt
Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	June 30, 2016	December 31, 2015
Revolving credit facility	$220,000	$—
Term loan	306,250	315,000
Unamortized debt issuance costs	(3,159)	(3,813)
Capitalized lease obligations	4,066	3,869
Other	38	44
	527,195	315,100
Less: current maturities	17,354	17,541
	$509,841	$297,559

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7 Debt - (Continued)

Credit Facilities
Until November 25, 2013, we had a revolving credit agreement (the "2011 Credit Agreement"), as amended, which provided for a revolving credit facility of $750.0 million. The 2011 Credit Agreement was effective November 21, 2011. Effective November 25, 2013, we amended and restated the 2011 Credit Agreement to provide for a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan") (collectively referred to as the "2013 Credit Agreement") expiring November 25, 2018. The proceeds of the Term Loan were used to repay amounts drawn under the 2011 Credit Agreement. We may increase the 2013 Revolving Credit Facility to $1.05 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of available capacity under the 2013 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2013 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2013 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of June 30, 2016 and December 31, 2015. A commitment fee is payable on the average daily unused amount of the 2013 Revolving Credit Facility, which ranges from 0.20% to 0.30%, based on certain financial tests. The fee was 0.20% of the unused amount as of June 30, 2016. Borrowings under the 2013 Credit Agreement bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.50% at June 30, 2016) plus 0.25% to 0.75%, based on certain financial tests or (2) United States dollar LIBOR (0.47% at June 30, 2016) plus 1.25% to 1.75%, based on certain financial tests. The interest rate in effect at June 30, 2016 was 1.72%. Fees for letters of credit issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized approximately $3.0 million of debt issuance costs associated with the 2013 Credit Agreement. This amount is being amortized over the life of the agreement and is included as part of interest expense. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended March 31, 2014, in the amount of $4.4 million, with a payment of all unpaid principal and interest due on November 25, 2018. As of June 30, 2016 and December 31, 2015, the balance of the Term Loan was $306.3 million and $315.0 million, respectively. As of June 30, 2016 and December 31, 2015, we had approximately $109.6 million and $99.0 million of letters of credit outstanding, respectively. We had borrowings of $220.0 million outstanding under the 2013 Revolving Credit Facility as of June 30, 2016. There were no borrowings outstanding under the 2013 Revolving Credit Facility as of December 31, 2015.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	Assets at Fair Value as of June 30, 2016
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$443,019	$—	$—	$443,019
Restricted cash (2)	3,319	—	—	3,319
Deferred compensation plan assets (3)	11,368	—	—	11,368
Total	$457,706	$—	$—	$457,706

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 Fair Value Measurements - (Continued)

	Assets at Fair Value as of December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$486,831	$—	$—	$486,831
Restricted cash (2)	4,232	—	—	4,232
Deferred compensation plan assets (3)	7,497	—	—	7,497
Total	$498,560	$—	$—	$498,560
 ________

(1)
Cash and cash equivalents include money market funds with original maturity dates of three months or less, which are Level 1 assets. At June 30, 2016 and December 31, 2015, we had $155.4 million and $151.4 million, respectively, in money market funds.

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

NOTE 9 Income Taxes
For the three months ended June 30, 2016 and 2015, our income tax provision from continuing operations was $32.9 million and $28.7 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.5% and 37.8%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended June 30, 2016 and 2015, inclusive of discrete items, were 36.8% and 38.0%, respectively. For the six months ended June 30, 2016 and 2015, our income tax provision from continuing operations was $51.9 million and $49.0 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.6% and 37.8%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the six months ended June 30, 2016 and 2015, inclusive of discrete items, were 36.3% and 37.9%, respectively. The increase in the 2016 income tax provision was primarily due to increased income from continuing operations. The decreases in the 2016 actual income tax rates on income from continuing operations were primarily due to $1.8 million of tax benefits recognized upon the issuance of common stock under share-based compensation plans.
As of June 30, 2016 and December 31, 2015, the amount of unrecognized income tax benefits for each period was $4.8 million (of which $3.0 million, if recognized, would favorably affect our effective income tax rate).

We report interest expense related to unrecognized income tax benefits in the income tax provision. As of June 30, 2016 and December 31, 2015, we had approximately $0.5 million and $0.4 million of accrued interest related to unrecognized income tax benefits included as a liability in the Condensed Consolidated Balance Sheets, respectively. For each of the three months ended June 30, 2016 and 2015, less than $0.1 million of interest expense was recognized. For each of the six months ended June 30, 2016 and 2015, less than $0.1 million of interest expense was recognized.
It is reasonably possible that approximately $4.1 million of unrecognized income tax benefits at June 30, 2016, primarily relating to uncertain tax positions attributable to tax return filing positions, will significantly decrease in the next twelve months as a result of estimated settlements with taxing authorities and the expiration of applicable statutes of limitations.
We file income tax returns with the Internal Revenue Service and various state, local and foreign tax agencies. The Company is currently under examination by various taxing authorities for the years 2008 through 2014.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10 Common Stock
As of June 30, 2016 and December 31, 2015, there were 60,789,014 and 61,067,868 shares of our common stock outstanding, respectively.
During the three months ended June 30, 2016 and 2015, 107,939 and 102,562 shares of common stock, respectively, were issued primarily upon: (a) the satisfaction of required conditions under certain of our share-based compensation plans, (b) the exercise of stock options and (c) the purchase of common stock pursuant to our employee stock purchase plan. During the six months ended June 30, 2016 and 2015, 306,066 and 281,490 shares of common stock, respectively, were issued primarily upon: (a) the satisfaction of required conditions under certain of our share-based compensation plans, (b) the exercise of stock options and (c) the purchase of common stock pursuant to our employee stock purchase plan.
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014 and October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million and $200.0 million of our outstanding common stock, respectively. During 2016, we have repurchased approximately 0.6 million shares of our common stock for approximately $26.1 million. Since the inception of the repurchase programs through June 30, 2016, we have repurchased 10.5 million shares of our common stock for approximately $421.9 million. As of June 30, 2016, there remained authorization for us to repurchase approximately $228.1 million of our shares. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
NOTE 11 Retirement Plans
Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the UK Plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under such plan.
Components of Net Periodic Pension Cost
The components of net periodic pension cost of the UK Plan for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Interest cost	$2,696	$2,915	$5,381	$5,780
Expected return on plan assets	(3,717)	(4,066)	(7,418)	(8,061)
Amortization of unrecognized loss	535	636	1,067	1,259
Net periodic pension cost	$(486)	$(515)	$(970)	$(1,022)
Employer Contributions
For the six months ended June 30, 2016, our United Kingdom subsidiary contributed approximately $2.4 million to the UK Plan and anticipates contributing an additional $2.5 million during the remainder of 2016.
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
Restructuring expenses
Restructuring expenses, primarily relating to employee severance obligations, were $0.6 million and $0.7 million for the three and six months ended June 30, 2016, respectively, and $0.4 million for the three and six months ended June 30, 2015. As of June 30, 2016, the balance of these restructuring obligations yet to be paid was $0.3 million, the majority of which is expected to be paid during 2016. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2016.
The changes in restructuring activity by reportable segments during the six months ended June 30, 2016 and 2015 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	Total
Balance at December 31, 2014	$255	$26	$—	$281
Charges	(106)	6	541	441
Payments	(149)	(32)	—	(181)
Balance at June 30, 2015	$—	$—	$541	$541
Balance at December 31, 2015	$—	$—	$81	$81
Charges	—	198	534	732
Payments	—	(52)	(434)	(486)
Balance at June 30, 2016	$—	$146	$181	$327

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
The following tables present information about industry segments and geographic areas for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the three months ended June 30,
	2016	2015
Revenues from unrelated entities:
United States electrical construction and facilities services	$420,632	$346,202
United States mechanical construction and facilities services	629,895	554,003
United States building services	458,797	435,627
United States industrial services	333,508	225,168
Total United States operations	1,842,832	1,561,000
United Kingdom building services	90,584	91,585
Total worldwide operations	$1,933,416	$1,652,585

Total revenues:
United States electrical construction and facilities services	$430,101	$347,448
United States mechanical construction and facilities services	633,118	557,815
United States building services	472,110	448,990
United States industrial services	333,752	225,575
Less intersegment revenues	(26,249)	(18,828)
Total United States operations	1,842,832	1,561,000
United Kingdom building services	90,584	91,585
Total worldwide operations	$1,933,416	$1,652,585

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Segment Information - (Continued)

	For the six months ended June 30,
	2016	2015
Revenues from unrelated entities:
United States electrical construction and facilities services	$768,921	$665,196
United States mechanical construction and facilities services	1,241,785	1,065,029
United States building services	898,448	875,119
United States industrial services	591,012	457,893
Total United States operations	3,500,166	3,063,237
United Kingdom building services	178,220	178,535
Total worldwide operations	$3,678,386	$3,241,772

Total revenues:
United States electrical construction and facilities services	$784,205	$667,686
United States mechanical construction and facilities services	1,248,350	1,071,182
United States building services	924,445	898,718
United States industrial services	591,622	458,891
Less intersegment revenues	(48,456)	(33,240)
Total United States operations	3,500,166	3,063,237
United Kingdom building services	178,220	178,535
Total worldwide operations	$3,678,386	$3,241,772

	For the three months ended June 30,
	2016	2015
Operating income (loss):
United States electrical construction and facilities services	$23,011	$25,277
United States mechanical construction and facilities services	38,180	32,364
United States building services	18,291	17,939
United States industrial services	33,148	17,415
Total United States operations	112,630	92,995
United Kingdom building services	3,258	2,834
Corporate administration	(22,958)	(17,693)
Restructuring expenses	(641)	(433)
Total worldwide operations	92,289	77,703
Other corporate items:
Interest expense	(3,118)	(2,208)
Interest income	192	182
Income from continuing operations before income taxes	$89,363	$75,677

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Segment Information - (Continued)

	For the six months ended June 30,
	2016	2015
Operating income (loss):
United States electrical construction and facilities services	$39,718	$41,951
United States mechanical construction and facilities services	62,057	53,265
United States building services	32,193	38,917
United States industrial services	52,014	30,248
Total United States operations	185,982	164,381
United Kingdom building services	6,569	5,212
Corporate administration	(43,915)	(36,119)
Restructuring expenses	(732)	(441)
Total worldwide operations	147,904	133,033
Other corporate items:
Interest expense	(5,494)	(4,424)
Interest income	357	358
Income from continuing operations before income taxes	$142,767	$128,967

	June 30, 2016	December 31, 2015
Total assets:
United States electrical construction and facilities services	$597,231	$372,525
United States mechanical construction and facilities services	876,681	894,366
United States building services	795,623	721,653
United States industrial services	927,469	883,338
Total United States operations	3,197,004	2,871,882
United Kingdom building services	115,448	133,782
Corporate administration	487,914	536,993
Total worldwide operations	$3,800,366	$3,542,657

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
The following table presents selected financial data for the three months ended June 30, 2016 and 2015 (in thousands, except percentages and per share data):

	For the three months ended June 30,
	2016	2015
Revenues	$1,933,416	$1,652,585
Revenues increase from prior year	17.0%	6.4%
Restructuring expenses	$641	$433
Operating income	$92,289	$77,703
Operating income as a percentage of revenues	4.8%	4.7%
Net income attributable to EMCOR Group, Inc.	$55,380	$46,849
Diluted earnings per common share from continuing operations	$0.92	$0.74
The results of our operations for the 2016 second quarter set new company records in terms of revenues, operating income, net income attributable to EMCOR Group, Inc. and diluted earnings per common share from continuing operations for a second quarter. Revenues increased within all of our reportable segments, except for our United Kingdom building services segment. The increase in revenues was attributable to: (a) our domestic construction segments, due to increased activity within the majority of our market sectors, (b) our United States industrial services segment, due to increased demand for specialty services offerings within our field services operations, and (c) our United States building services segment, due to higher volume within its mobile mechanical services, energy services and site-based commercial services operations. The decrease in revenues from our United Kingdom building services segment was due to the effect of unfavorable exchange rates for the British pound versus the United States dollar.
Operating income increased within all of our reportable segments, except for our United States electrical construction and facilities services segment. Our operating income was favorably impacted by: (a) our United States industrial services segment, as a result of large project activity within our field services operations, (b) our United States mechanical construction and facilities services segment, resulting from: (i) increased revenues due to higher levels of work within nearly all of our market sectors and (ii) the favorable settlement of a claim by us against the former shareholder of a company we had previously acquired, and (c) our United Kingdom building services segment, as a result of improved performance within its commercial market sector. The decrease in operating income within our United States electrical construction and facilities services segment was primarily due to the impact of a $10.5 million loss incurred on a transportation project in the Northeastern United States, as a result of productivity issues attributable to unfavorable job-site conditions for which we will seek recovery. Corporate administration operating loss increased as a result of: (a) $2.8 million of transaction costs associated with the acquisition of Ardent Services, L.L.C. and Rabalais

Constructors, LLC (collectively, “Ardent”) in April 2016 and (b) an increase in employment costs, such as incentive compensation, partially due to higher projected annual operating results than in the same prior year period.
Our operating margin (operating income as a percentage of revenues) for the three months ended June 30, 2016 was 4.8% compared to operating margin of 4.7% for the three months ended June 30, 2015. Operating margin increases within our United States industrial services segment, our United Kingdom building services segment and our United States mechanical construction and facilities services segment were offset by decreases in operating margin within our United States electrical construction and facilities services segment and our United States building services segment.
Companies acquired in 2016, which are reported in our United States electrical construction and facilities services segment and our United States building services segment, generated incremental revenues of $63.4 million and operating income of $4.7 million, net of $1.1 million of amortization expense associated with identifiable intangible assets. Companies acquired in 2015, which are reported in our United States mechanical construction and facilities services segment, generated incremental revenues of $14.0 million and operating income of $0.6 million, net of $0.2 million of amortization expense associated with identifiable intangible assets.
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

Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended June 30,
	2016	% of Total	2015	% of Total
Revenues:
United States electrical construction and facilities services	$420,632	22%	$346,202	21%
United States mechanical construction and facilities services	629,895	33%	554,003	34%
United States building services	458,797	24%	435,627	26%
United States industrial services	333,508	17%	225,168	14%
Total United States operations	1,842,832	95%	1,561,000	94%
United Kingdom building services	90,584	5%	91,585	6%
Total worldwide operations	$1,933,416	100%	$1,652,585	100%

	For the six months ended June 30,
	2016	% of Total	2015	% of Total
Revenues:
United States electrical construction and facilities services	$768,921	21%	$665,196	21%
United States mechanical construction and facilities services	1,241,785	34%	1,065,029	33%
United States building services	898,448	24%	875,119	27%
United States industrial services	591,012	16%	457,893	14%
Total United States operations	3,500,166	95%	3,063,237	94%
United Kingdom building services	178,220	5%	178,535	6%
Total worldwide operations	$3,678,386	100%	$3,241,772	100%

As described below in more detail, our revenues for the three months ended June 30, 2016 increased to $1.93 billion compared to $1.65 billion for the three months ended June 30, 2015, and our revenues for the six months ended June 30, 2016 increased to $3.68 billion compared to $3.24 billion for the six months ended June 30, 2015. The increase in revenues for both periods was primarily attributable to: (a) increased revenues from both of our domestic construction segments and (b) increased demand for our industrial field services within our United States industrial services segment.
Revenues of our United States electrical construction and facilities services segment were $420.6 million and $768.9 million for the three and six months ended June 30, 2016, respectively, compared to revenues of $346.2 million and $665.2 million for the three and six months ended June 30, 2015, respectively. Excluding the acquisition of Ardent, the increase in revenues for both periods was primarily attributable to an increase in revenues from commercial, transportation, manufacturing and hospitality construction projects, partially offset by a decrease in revenues from healthcare and water and wastewater construction projects. The results for the three and six months ended June 30, 2016 included $48.3 million of revenues generated by Ardent.
Our United States mechanical construction and facilities services segment revenues for the three months ended June 30, 2016 were $629.9 million, a $75.9 million increase compared to revenues of $554.0 million for the three months ended June 30, 2015. Revenues of this segment for the six months ended June 30, 2016 were $1,241.8 million, a $176.8 million increase compared to revenues of $1,065.0 million for the six months ended June 30, 2015. The increase in revenues for both periods was primarily attributable to an increase in revenues from manufacturing, water and wastewater, hospitality, transportation and institutional construction projects, partially offset by a decline in revenues from healthcare construction projects. The results for the three and six months ended June 30, 2016 included $14.0 million and $28.4 million, respectively, of revenues generated by companies acquired in 2015.
Revenues of our United States building services segment for the three months ended June 30, 2016 increased by $23.2 million compared to the three months ended June 30, 2015, and revenues for the six months ended June 30, 2016 increased by $23.3 million compared to the six months ended June 30, 2015. The increase in revenues for both periods was primarily attributable to increased revenues from: (a) our mobile mechanical services operations, inclusive of $15.1 million of revenues generated by a company acquired in the second quarter of 2016, (b) our energy services operations, as a result of several new contract awards, and (c) our commercial site-based services operations, as a result of growth within their current contract portfolio. These increases were partially offset by a decrease in revenues from our government site-based services operations as a result of the loss of certain contracts not renewed pursuant to rebid.
Revenues of our United States industrial services segment for the three months ended June 30, 2016 increased by $108.3 million compared to the three months ended June 30, 2015, and revenues for the six months ended June 30, 2016 increased by $133.1 million compared to the six months ended June 30, 2015. The increase in revenues for both periods was due to increased demand for specialty services offerings within our field services operations, including large project activity. In addition, revenues for the six months ended June 30, 2015 were negatively impacted by a nationwide strike by union employees of certain major oil refineries which led to the loss and deferral of certain turnaround projects. The increase in revenues from our field services operations was partially offset by a decrease in revenues from our shop services operations due to lower demand for new heat exchangers as a result of volatility in crude oil prices that has led to a curtailment in capital spending from most large integrated oil companies.
Our United Kingdom building services segment revenues were $90.6 million for the three months ended June 30, 2016 compared to revenues of $91.6 million for the three months ended June 30, 2015, and revenues were $178.2 million for the six months ended June 30, 2016 compared to revenues of $178.5 million for the six months ended June 30, 2015. This segment's revenues decreased by $6.2 million and $11.3 million for the three and six months ended June 30, 2016, respectively, related to the effect of unfavorable exchange rates for the British pound versus the United States dollar resulting from the decision by the United Kingdom to exit the European Union, partially offset by an increase in contract activity within the commercial and transportation market sectors.
Backlog
The following table presents our operating segment backlog from unrelated entities and their respective percentages of total backlog (in thousands, except for percentages):

	June 30, 2016	% of Total	December 31, 2015	% of Total	June 30, 2015	% of Total
Backlog:
United States electrical construction and facilities services	$1,096,872	29%	$1,145,791	30%	$1,130,634	31%
United States mechanical construction and facilities services	1,747,593	46%	1,683,501	45%	1,522,587	42%
United States building services	762,463	20%	762,196	20%	723,790	20%
United States industrial services	56,722	1%	54,578	1%	84,930	2%
Total United States operations	3,663,650	96%	3,646,066	97%	3,461,941	96%
United Kingdom building services	145,835	4%	125,097	3%	162,527	4%
Total worldwide operations	$3,809,485	100%	$3,771,163	100%	$3,624,468	100%
Our backlog at June 30, 2016 was $3.81 billion compared to $3.77 billion at December 31, 2015 and $3.62 billion at June 30, 2015. The increase in backlog at June 30, 2016 compared to backlog at December 31, 2015 was primarily attributable to an increase in backlog from all of our reportable segments, except for our United States electrical construction and facilities services segment. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We include a project within our backlog at such time as a contract is awarded and agreement on contract terms has been reached. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of services contracts. However, we do not include in backlog contracts for which we are paid on a time and material basis and a fixed amount cannot be determined, and if the remaining term of a services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the contract award. Our backlog also includes amounts related to services contracts for which a fixed price contract value is not assigned when a reasonable estimate of total revenues can be made from budgeted amounts agreed to with our customer. Our backlog is comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business and (d) claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider recovery to be probable. Such claim amounts were immaterial for all periods presented. Our backlog does not include anticipated revenues from unconsolidated joint ventures or variable interest entities and anticipated revenues from pass-through costs on contracts for which we are acting in the capacity of an agent and which are reported on the net basis. We believe our backlog is firm, although many contracts are subject to cancellation at the election of our customers. Historically, cancellations have not had a material adverse effect on us.
Cost of sales and Gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Cost of sales	$1,658,675	$1,413,058	$3,180,537	$2,785,316
Gross profit	$274,741	$239,527	$497,849	$456,456
Gross profit, as a percentage of revenues	14.2%	14.5%	13.5%	14.1%
Our gross profit increased by $35.2 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Gross profit increased by $41.4 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in gross profit for the three months ended June 30, 2016 was attributable to increases in gross profit within all of our reportable segments, except for our United Kingdom building services segment. The increase in gross profit for the six months ended June 30, 2016 was attributable to increases in gross profit within all of our reportable segments, except for our United States building services segment. The increase in gross profit for both periods was primarily attributable to an increase in revenues. Our gross profit margin was 14.2% and 14.5% for the three months ended June 30, 2016 and 2015, respectively. Gross profit margin was 13.5% and 14.1% for the six months ended June 30, 2016 and 2015, respectively. The decrease in gross profit margin for both periods was partially attributable to a $10.5 million loss incurred on a transportation construction project in the Northeastern United States within our United States electrical construction and facilities services segment, resulting in a 0.5% and a 0.3% negative impact on the Company’s gross profit margin for the three and six months ended June 30, 2016, respectively.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Selling, general and administrative expenses	$181,811	$161,391	$349,213	$322,982
Selling, general and administrative expenses, as a percentage of revenues	9.4%	9.8%	9.5%	10.0%
Our selling, general and administrative expenses for the three months ended June 30, 2016 increased by $20.4 million to $181.8 million compared to $161.4 million for the three months ended June 30, 2015. Selling, general and administrative expenses for the six months ended June 30, 2016 increased by $26.2 million to $349.2 million compared to $323.0 million for the six months ended June 30, 2015. Selling, general and administrative expenses as a percentage of revenues were 9.4% and 9.5% for the three and six months ended June 30, 2016, respectively, compared to 9.8% and 10.0% for the three and six months ended June 30, 2015, respectively. The increase in selling, general and administrative expenses was due to higher employee related costs such as incentive compensation and salaries, as well as certain other costs including legal and professional fees and the provision for doubtful accounts. Increased incentive compensation was principally due to higher projected annual operating results than in the same prior year period, which resulted in increased accruals for certain of our incentive compensation plans. The increase in salaries was attributable to an increase in headcount due to higher revenues than in the same prior year period, as well as cost of living adjustments and merit pay increases. The increase in professional fees for the three and six months ended June 30, 2016 included $2.8 million and $3.8 million, respectively, of transaction costs associated with the acquisition of Ardent in April 2016. Additionally, the increase in selling, general and administrative expenses for the three and six months ended June 30, 2016 included $9.3 million and $10.2 million, respectively, of expenses directly related to companies acquired in 2016 and 2015, including amortization expense attributable to identifiable intangible assets of $1.1 million and $1.3 million, respectively. The decrease in SG&A margin for both periods was partially attributable to an increase in revenues without commensurate increases in our overhead cost structure.

Restructuring expenses
Restructuring expenses, primarily relating to employee severance obligations, were $0.6 million and $0.7 million for the three and six months ended June 30, 2016, respectively, and $0.4 million for the three and six months ended June 30, 2015. As of June 30, 2016, the balance of these restructuring obligations yet to be paid was $0.3 million, the majority of which is expected to be paid during 2016. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2016.
Operating income
The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended June 30,
	2016	% of Segment Revenues	2015	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$23,011	5.5%	$25,277	7.3%
United States mechanical construction and facilities services	38,180	6.1%	32,364	5.8%
United States building services	18,291	4.0%	17,939	4.1%
United States industrial services	33,148	9.9%	17,415	7.7%
Total United States operations	112,630	6.1%	92,995	6.0%
United Kingdom building services	3,258	3.6%	2,834	3.1%
Corporate administration	(22,958)	—	(17,693)	—
Restructuring expenses	(641)	—	(433)	—
Total worldwide operations	92,289	4.8%	77,703	4.7%
Other corporate items:
Interest expense	(3,118)		(2,208)
Interest income	192		182
Income from continuing operations before income taxes	$89,363		$75,677

	For the six months ended June 30,
	2016	% of Segment Revenues	2015	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$39,718	5.2%	$41,951	6.3%
United States mechanical construction and facilities services	62,057	5.0%	53,265	5.0%
United States building services	32,193	3.6%	38,917	4.4%
United States industrial services	52,014	8.8%	30,248	6.6%
Total United States operations	185,982	5.3%	164,381	5.4%
United Kingdom building services	6,569	3.7%	5,212	2.9%
Corporate administration	(43,915)	—	(36,119)	—
Restructuring expenses	(732)	—	(441)	—
Total worldwide operations	147,904	4.0%	133,033	4.1%
Other corporate items:
Interest expense	(5,494)		(4,424)
Interest income	357		358
Income from continuing operations before income taxes	$142,767		$128,967

As described below in more detail, operating income was $92.3 million and $147.9 million for the three and six months ended June 30, 2016, respectively, compared to $77.7 million and $133.0 million for the three and six months ended June 30, 2015, respectively. Operating margin was 4.8% and 4.0% for the three and six months ended June 30, 2016, respectively, compared to 4.7% and 4.1% for the three and six months ended June 30, 2015, respectively.

Operating income of our United States electrical construction and facilities services segment for the three and six months ended June 30, 2016 was $23.0 million and $39.7 million, respectively, compared to operating income of $25.3 million and $42.0 million for the three and six months ended June 30, 2015, respectively. The decrease in operating income and operating margin for the three months ended June 30, 2016 was attributable to a loss incurred on a transportation construction project in the Northeastern United States, as a result of productivity issues attributable to unfavorable job-site conditions for which we will seek recovery, resulting in a 2.3% negative impact on the segment’s operating margin for the second quarter of 2016. This project is expected to be completed by the end of 2016. The decrease in operating income and operating margin for the six months ended June 30, 2016 was also due to losses incurred on two additional transportation construction projects in the first quarter of 2016. The losses for both periods were partially offset by an increase in gross profit from commercial and hospitality construction projects. Ardent contributed operating income of $3.9 million, net of $0.6 million of amortization expense associated with identifiable intangible assets, for the three and six months ended June 30, 2016.
Our United States mechanical construction and facilities services segment operating income for the three months ended June 30, 2016 was $38.2 million, a $5.8 million increase compared to operating income of $32.4 million for the three months ended June 30, 2015. Operating income for the six months ended June 30, 2016 was $62.1 million, an $8.8 million increase compared to operating income of $53.3 million for the six months ended June 30, 2015. The increase in operating income for both periods was attributable to an increase in gross profit from manufacturing, commercial, healthcare and hospitality construction projects. The results for the three and six months ended June 30, 2016 included the receipt of $2.0 million from the former owner of a company we had previously acquired as a result of a settlement of a claim by us under the acquisition agreement. Companies acquired in 2015 generated operating income of $0.6 million and $1.3 million, net of $0.2 million and $0.4 million of amortization expense associated with identifiable intangible assets, for the three and six months ended June 30, 2016, respectively. The increase in operating margin for the three months ended June 30, 2016 was attributable to a decrease in the ratio of selling, general and administrative expenses to revenues.
Operating income of our United States building services segment for the three months ended June 30, 2016 increased by $0.4 million compared to operating income for the three months ended June 30, 2015, and its operating income for the six months ended June 30, 2016 decreased by $6.7 million compared to the six months ended June 30, 2015. The increase in operating income for the three months ended June 30, 2016 was attributable to: (a) the acquisition of a company during the second quarter of 2016, within our mobile mechanical services operations, which generated operating income of $0.8 million, net of $0.5 million of amortization expense associated with identifiable intangible assets, and (b) a reduction in selling, general and administrative expenses within our commercial site-based services operations, as a result of a decrease in employee related costs such as salaries and incentive compensation, partially due to a reduction in headcount. The decrease in operating income for the six months ended June 30, 2016 was attributable to: (a) an increase in selling, general and administrative expenses due to: (i) an increase in headcount, primarily within our mobile mechanical services operations as a result of increased volume, (ii) cost of living adjustments and merit pay increases and (iii) an increase in the provision for doubtful accounts, (b) lower operating income within our commercial site-based services operations, partially as a result of a reduction in snow removal activities due to less snowfall in areas where our contracts are based on a per snow event basis, and (c) a decrease in operating income within our government site-based services operations. In addition, operating income for the six months ended June 30, 2015 included the impact of $3.0 million of gross profit recognized upon the favorable settlement of a claim by us against the former owner of a company we previously acquired. The decrease in operating margin for the six months ended June 30, 2016 was attributable to a decrease in gross profit margin and an increase in the ratio of selling, general and administrative expenses to revenues, primarily as a result of the items discussed above.
Operating income of our United States industrial services segment for the three months ended June 30, 2016 increased by $15.7 million compared to operating income for the three months ended June 30, 2015, and its operating income for the six months ended June 30, 2016 increased by $21.8 million compared to the six months ended June 30, 2015. The increase in operating income for both periods was attributable to an increase in gross profit from specialty services offerings within our field services operations, including large project activity. In addition, this segment's results for the first half of 2015 were negatively impacted by a nationwide strike by union employees of certain major oil refineries, which led to the loss and deferral of certain turnaround projects. The increase in operating income for both periods was partially offset by a decrease in gross profit from our shop services operations due to lower demand for new heat exchangers as a result of volatility in crude oil prices that has led to a curtailment in capital spending. The increase in operating margin for both periods was attributable to a decrease in the ratio of selling, general and administrative expenses to revenues due to an increase in revenues without commensurate increases in our overhead cost structure.
Our United Kingdom building services segment operating income was $3.3 million and $6.6 million for the three and six months ended June 30, 2016, respectively, compared to operating income of $2.8 million and $5.2 million for the three and six months ended June 30, 2015, respectively. The increase in operating income for the three and six months ended June 30, 2016 was primarily attributable to an increase in gross profit from project activity within the commercial market, partially as a result of several contract awards won in 2015, partially offset by decreases of $0.3 million and $0.4 million, respectively, relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The increase in operating margin for both 2016 periods was attributable to an increase in gross profit margin and a decrease in the ratio of selling, general and administrative expenses to revenues.
Our corporate administration operating loss for the three months ended June 30, 2016 was $23.0 million compared to $17.7 million for the three months ended June 30, 2015. Our corporate administration operating loss for the six months ended June 30, 2016 was $43.9 million compared to $36.1 million for the six months ended June 30, 2015. The increase in expenses for the three and six months ended June 30, 2016 was primarily due to: (a) $2.8 million and $3.8 million, respectively, of transaction costs associated with the acquisition of Ardent in April 2016, (b) an increase in employment costs, such as incentive compensation, partially due to higher projected annual operating results than in the same prior year period, and (c) an increase in legal costs.
Interest expense for the three months ended June 30, 2016 and 2015 was $3.1 million and $2.2 million, respectively. Interest expense for the six months ended June 30, 2016 and 2015 was $5.5 million and $4.4 million, respectively. The increase in interest expense for both periods was due to outstanding borrowings on the revolving credit facility in 2016. Interest income for each of the three months ended June 30, 2016 and 2015 was $0.2 million. Interest income for each of the six months ended June 30, 2016 and 2015 was $0.4 million.
For the three months ended June 30, 2016 and 2015, our income tax provision from continuing operations was $32.9 million and $28.7 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.5% and 37.8%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended June 30, 2016 and 2015, inclusive of discrete items, were 36.8% and 38.0%, respectively. For the six months ended June 30, 2016 and 2015, our income tax provision from continuing operations was $51.9 million and $49.0 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.6% and 37.8%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the six months ended June 30, 2016 and 2015, inclusive of discrete items, were 36.3% and 37.9%, respectively. The increase in the 2016 income tax provision was primarily due to increased income from continuing operations. The decreases in the 2016 actual income tax rates on income from continuing operations were primarily due to $1.8 million of tax benefits recognized upon the issuance of common stock under share-based compensation plans.
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
Liquidity and Capital Resources
The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the six months ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$47,785	$(6,066)
Net cash used in investing activities	$(250,324)	$(14,400)
Net cash provided by (used in) financing activities	$162,986	$(50,776)
Effect of exchange rate changes on cash and cash equivalents	$(4,259)	$35
Our consolidated cash balance decreased by approximately $43.8 million from $486.8 million at December 31, 2015 to $443.0 million at June 30, 2016. Net cash provided by operating activities for the six months ended June 30, 2016 was $47.8 million compared to net cash used in operating activities of $6.1 million for the six months ended June 30, 2015. The increase in cash provided by operating activities was primarily due to a $32.4 million increase in net over-billings related to the timing of customer billings and payments, a $27.3 million decrease in our accounts receivable balances and a $14.5 million decrease in inventories, partially offset by a $21.7 million increase in income taxes paid. Net cash used in investing activities was $250.3 million for the six months ended June 30, 2016 compared to net cash used in investing activities of $14.4 million for the six months ended June 30, 2015. The increase in net cash used in investing activities was primarily due to the increase in payments for acquisitions of businesses and property, plant and equipment. Net cash provided by financing activities for the six months ended June 30, 2016 increased by approximately $213.8 million compared to the six months ended June 30, 2015. The increase in net cash provided by financing activities was primarily due to borrowings of $220.0 million under our revolving credit facility and a decrease in distributions to noncontrolling interests, partially offset by an increase in funds used for the repurchase of common stock. Cash flows from discontinued operations were immaterial and are not expected to significantly affect future liquidity.
The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving credit facility (including interest at 1.72%) (1)	$229.2	$3.8	$225.4	$—	$—
Term loan (including interest currently at 1.72%) (1)	318.3	22.7	295.6	—	—
Capital lease obligations	4.3	1.3	1.9	1.1	—
Operating leases	264.9	61.8	94.6	57.6	50.9
Open purchase obligations (2)	1,017.7	795.1	205.5	17.1	—
Other long-term obligations, including current portion (3)	381.4	45.1	326.0	10.3	—
Liabilities related to uncertain income tax positions (4)	5.3	4.6	—	—	0.7
Total Contractual Obligations	$2,221.1	$934.4	$1,149.0	$86.1	$51.6

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$109.9	$108.7	$1.2	$—	$—
 _________

(1)
On November 25, 2013, we entered into a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan") (collectively referred to as the "2013 Credit Agreement"). The proceeds of the Term Loan were used to repay amounts drawn under our prior credit agreement. As of June 30, 2016, the amount outstanding under the Term Loan was $306.3 million. As of June 30, 2016, there were borrowings outstanding of $220.0 million under the 2013 Revolving Credit Facility.

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

Until November 25, 2013, we had a revolving credit agreement (the "2011 Credit Agreement"), as amended, which provided for a revolving credit facility of $750.0 million. The 2011 Credit Agreement was effective November 21, 2011. Effective November 25, 2013, we amended and restated the 2011 Credit Agreement to provide for a $750.0 million revolving credit facility (the “2013 Revolving Credit Facility”) and a $350.0 million term loan (the "Term Loan") (collectively referred to as the "2013 Credit Agreement") expiring November 25, 2018. The proceeds of the Term Loan were used to repay amounts drawn under the 2011 Credit Agreement. We may increase the 2013 Revolving Credit Facility to $1.05 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $250.0 million of available capacity under the 2013 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2013 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2013 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of June 30, 2016 and December 31, 2015. A commitment fee is payable on the average daily unused amount of the 2013 Revolving Credit Facility, which ranges from 0.20% to 0.30%, based on certain financial tests. The fee was 0.20% of the unused amount as of June 30, 2016. Borrowings under the 2013 Credit Agreement bear interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.50% at June 30, 2016) plus 0.25% to 0.75%, based on certain financial tests or (2) United States dollar LIBOR (0.47% at June 30, 2016) plus 1.25% to 1.75%, based on certain financial tests. The interest rate in effect at June 30, 2016 was 1.72%. Fees for letters of credit issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests.

We capitalized approximately $3.0 million of debt issuance costs associated with the 2013 Credit Agreement. This amount is being amortized over the life of the agreement and is included as part of interest expense. We are required to make principal payments on the Term Loan in installments on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended March 31, 2014, in the amount of $4.4 million, with a payment of all unpaid principal and interest due on November 25, 2018. As of June 30, 2016 and December 31, 2015, the balance of the Term Loan was $306.3 million and $315.0 million, respectively. As of June 30, 2016 and December 31, 2015, we had approximately $109.6 million and $99.0 million of letters of credit outstanding, respectively. We had borrowings of $220.0 million outstanding under the 2013 Revolving Credit Facility as of June 30, 2016. There were no borrowings outstanding under the 2013 Revolving Credit Facility at December 31, 2015.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2016, based on the percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.1 billion. Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014 and October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million and $200.0 million of our outstanding common stock, respectively. During 2016, we have repurchased approximately 0.6 million shares of our common stock for approximately $26.1 million. Since the inception of the repurchase programs through June 30, 2016, we have repurchased 10.5 million shares of our common stock for approximately $421.9 million. As of June 30, 2016, there remained authorization for us to repurchase approximately $228.1 million of our shares. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
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

Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2013 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. Negative macroeconomic trends may have an adverse effect on liquidity. During economic downturns, there have been typically fewer small discretionary projects from the private sector, and our competitors have aggressively bid larger long-term infrastructure and public sector contracts. Short-term liquidity is also impacted by the type and length of construction contracts in place and large turnaround activities in our United States industrial services segment that are billed in arrears pursuant to contractual terms that are standard within the industry. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Cost and estimated earnings in excess of billings on uncompleted contracts”, were $325.2 million and $311.5 million as of June 30, 2016 and December 31, 2015, respectively.
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
Certain Insurance Matters
As of June 30, 2016 and December 31, 2015, we utilized approximately $109.2 million and $97.8 million, respectively, of letters of credit obtained under our 2013 Revolving Credit Facility as collateral for our insurance obligations.
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
Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill and ultimately collect unbilled revenues. The profit associated with claim amounts is not recognized until the claim has been settled and payment has been received. We did not recognize any material amounts associated with claim settlements during the periods presented. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the condensed consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of services for maintenance, repair and retrofit work consistent with the performance of services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. During the second quarter of 2016, we incurred a loss of $10.5 million on a transportation project within the United States electrical construction and facilities services segment as a result of productivity issues attributable to unfavorable job-site conditions. There were no other significant losses recognized during the three and six months ended June 30, 2016 and 2015.
Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. At June 30, 2016 and December 31, 2015, our accounts receivable of $1,448.3 million and $1,359.9 million, respectively, included allowances for doubtful accounts of $16.5 million and $11.2 million, respectively. The increase in our allowance for doubtful accounts was due to an increase in our provision for doubtful accounts, partially offset by the write-off of previously reserved for accounts receivable. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated insurance liabilities for workers' compensation, automobile liability, general liability and property claims increased by $6.5 million for the six months ended June 30, 2016 compared to the year ended December 31, 2015, primarily due to higher revenues, including the impact of acquired companies. If our estimated insurance liabilities for workers' compensation, automobile liability, general liability and property claims had increased by 10%, it would have resulted in $15.1 million of additional expense for the six months ended June 30, 2016.
Income Taxes
We had net deferred income tax liabilities at June 30, 2016 and December 31, 2015 of $131.9 million and $120.6 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liabilities are deferred income tax assets. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of June 30, 2016 and December 31, 2015, the total valuation allowance on deferred income tax assets, related to state net operating carryforwards, was approximately $1.7 million and $0.8 million, respectively.
Goodwill and Identifiable Intangible Assets
As of June 30, 2016, we had $979.3 million and $510.7 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2015, goodwill and net identifiable intangible assets were $843.2 million and $472.8 million, respectively. The changes to goodwill since December 31, 2015 were related to the acquisition of two companies in 2016 and a purchase price adjustment related to an acquisition made in 2015. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 13, "Segment Information", of the notes to condensed consolidated financial statements. In assessing whether our goodwill is impaired, we utilize the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further analysis is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. No impairment of our goodwill was recognized during the three and six months ended June 30, 2016 and 2015.
As of June 30, 2016, we had $979.3 million of goodwill on our balance sheet and, of this amount, 39.3% relates to our United States industrial services segment, 25.0% relates to our United States building services segment, 23.1% relates to our United States mechanical construction and facilities services segment and 12.6% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, October 1, 2015, the carrying values of our United States industrial services segment, our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment were approximately $725.5 million, $445.1 million, $249.5 million and $62.9 million, respectively. The fair values of our United States industrial services segment, our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment exceeded their carrying values by approximately $52.5 million, $291.2 million, $773.2 million, and $661.7 million, respectively. The weighted average cost of capital used in testing goodwill for impairment was 11.1%, 11.1% and 11.0% for our domestic construction segments, our United states building services segment and our United States industrial services segment, respectively. The perpetual growth rate used was 2.7% for all of our domestic segments.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. No impairment of our trade names was recognized during the three and six months ended June 30, 2016 and 2015.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. No impairment of our other identifiable intangible assets was recognized during the three and six months ended June 30, 2016 and 2015.
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
Although we have not yet conducted our October 1, 2016 goodwill and other impairment tests, there have been no impairments recognized through the first half of 2016. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the six months ended June 30, 2016, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2013 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2013 Credit Agreement bear interest at variable rates. As of June 30, 2016, there were borrowings of $220.0 million outstanding under the 2013 Revolving Credit Facility and the balance of the Term Loan was $306.3 million. This instrument bears interest at (1) a rate which is the prime commercial lending rate announced by Bank of Montreal from time to time (3.50% at June 30, 2016) plus 0.25% to 0.75% based on certain financial tests or (2) United States dollar LIBOR (0.47% at June 30, 2016) plus 1.25% to 1.75% based on certain financial tests. The interest rate in effect at June 30, 2016 was 1.72%. Based on the $526.3 million borrowings outstanding under the 2013 Credit Agreement, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.8 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.8 million in the next twelve months. Fees for letters of credit issued under the 2013 Revolving Credit Facility range from 1.25% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. The 2013 Credit Agreement expires on November 25, 2018. There is no guarantee that we will be able to renew the 2013 Credit Agreement at its expiration.
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
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction, building services and industrial services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 9,500 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to projects in progress.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. – OTHER INFORMATION.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs
April 1, 2016 to April 30, 2016	None	None	None	$228,063,746
May 1, 2016 to May 31, 2016	None	None	None	$228,063,746
June 1, 2016 to June 30 2016	None	None	None	$228,063,746

(1)
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014 and October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million and $200.0 million of our outstanding common stock, respectively. As of June 30, 2016, there remained authorization for us to repurchase approximately $228.1 million of our shares. No shares have been repurchased by us since the programs have been announced other than pursuant to these publicly announced programs. We may repurchase our shares from time to time as permitted by securities laws and other legal requirements.

ITEM 6.   EXHIBITS.
For the list of exhibits, see the Exhibit Index immediately following the signature page hereof, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 28, 2016

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
Exhibit 4(a) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K")
4(b)	Fourth Amended and Restated Security Agreement dated as of November 25, 2013 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to 2013 Form 10-K
4(c)	Fourth Amended and Restated Pledge Agreement dated as of November 25, 2013 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to 2013 Form 10-K
4(d)	Third Amended and Restated Guaranty Agreement dated as of November 25, 2013 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to 2013 Form 10-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(h-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(i-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(i-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(i-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(i-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(j-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(j-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(j-3)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)
10(k-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-2)	Third Amendment to Severance Agreement dated June 4, 2015 between EMCOR and Sheldon I. Cammaker	Exhibit 10(k-2) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 ("June 2015 Form 10-Q")
10(l-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(l-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(l-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(l-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 ("March 2012 Form 10-Q")
10(l-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR's Quarterly Report on Form 10Q for the quarter ended March 31, 2014
10(l-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(l-7)	Fifth Amendment to LTIP	Exhibit 10(l-7) to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K")
10(l-8)	Sixth Amendment to LTIP	Exhibit 10(l-8) to 2015 Form 10-K
10(m)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(n-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007
10(n-2)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K
10(o-1)	Amended and Restated 2010 Incentive Plan	Exhibit 10(q-1) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10(o-2)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(o-3)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K
10(p)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(q)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(r)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(s)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(t)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 ("June 2012 Form 10-Q")
10(u)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K")
10(v)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(w)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(x)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(y)	Restricted Stock Unit Award Agreement dated October 23, 2013 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to 2013 Form 10-K
10(z)	Restricted Stock Unit Award Agreement dated June 11, 2014 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 ("June 2014 Form 10-Q")
10(a)(a)	Restricted Stock Unit Award Agreement dated June 11, 2015 between EMCOR and Stephen W. Bershad	Exhibit 10(f)(f) to the June 30, 2015 Form 10-Q
10(b)(b)	Restricted Stock Unit Award Agreement dated October 29, 2015 between EMCOR and Steven B. Schwarzwaelder	Exhibit 10.1 to Form 8-K (Date of Report October 30, 2015)
10(c)(c)	Restricted Stock Unit Award Agreement dated June 2, 2016 between EMCOR and Stephen W. Bershad	Filed herewith
10(d)(d)	Executive Compensation Recoupment Policy	Exhibit 10(h)(h) to 2015 Form 10-K
11	Computation of Basic EPS and Diluted EPS for the three and six months ended June 30, 2016 and 2015	Note 5 of the Notes to the Condensed Consolidated Financial Statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Exhibit 95 to EMCOR's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Condensed Consolidated Financial Statements.
Filed