Form 10-Q
period 2016-09-30
EMCOR GROUP INC
filed 2016-10-27
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Number of shares of Common Stock outstanding as of the close of business on October 24, 2016: 60,646,476 shares.

EMCOR Group, Inc.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$504,558	$486,831
Accounts receivable, net	1,495,566	1,359,862
Costs and estimated earnings in excess of billings on uncompleted contracts	142,553	117,734
Inventories	43,913	37,545
Prepaid expenses and other	60,526	64,140
Total current assets	2,247,116	2,066,112
Investments, notes and other long-term receivables	8,227	8,359
Property, plant and equipment, net	128,290	122,018
Goodwill	979,339	843,170
Identifiable intangible assets, net	500,056	472,834
Other assets	31,925	30,164
Total assets	$3,894,953	$3,542,657
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$19,889	$17,541
Accounts payable	465,362	488,251
Billings in excess of costs and estimated earnings on uncompleted contracts	467,077	429,235
Accrued payroll and benefits	304,032	268,033
Other accrued expenses and liabilities	190,476	209,361
Total current liabilities	1,446,836	1,412,421
Borrowings under revolving credit facility	125,000	—
Long-term debt and capital lease obligations	378,388	297,559
Other long-term obligations	360,837	352,621
Total liabilities	2,311,061	2,062,601
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 61,445,905 and 61,727,709 shares issued, respectively	614	617
Capital surplus	108,405	130,369
Accumulated other comprehensive loss	(76,616)	(76,953)
Retained earnings	1,560,489	1,432,980
Treasury stock, at cost 659,841 shares	(10,302)	(10,302)
Total EMCOR Group, Inc. stockholders’ equity	1,582,590	1,476,711
Noncontrolling interests	1,302	3,345
Total equity	1,583,892	1,480,056
Total liabilities and equity	$3,894,953	$3,542,657
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues	$1,923,174	$1,699,128	$5,601,560	$4,940,900
Cost of sales	1,655,130	1,463,726	4,835,667	4,249,042
Gross profit	268,044	235,402	765,893	691,858
Selling, general and administrative expenses	181,441	165,135	530,654	488,117
Restructuring expenses	539	301	1,271	742
Operating income	86,064	69,966	233,968	202,999
Interest expense	(3,479)	(2,226)	(8,973)	(6,650)
Interest income	161	157	518	515
Income from continuing operations before income taxes	82,746	67,897	225,513	196,864
Income tax provision	30,783	25,720	82,663	74,672
Income from continuing operations	51,963	42,177	142,850	122,192
Loss from discontinued operation, net of income taxes	(406)	(270)	(1,584)	(739)
Net income including noncontrolling interests	51,557	41,907	141,266	121,453
Less: Net income attributable to noncontrolling interests	(26)	(385)	(7)	(233)
Net income attributable to EMCOR Group, Inc.	$51,531	$41,522	$141,259	$121,220
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.85	$0.66	$2.35	$1.94
From discontinued operation	(0.01)	(0.00)	(0.03)	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.84	$0.66	$2.32	$1.93
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.85	$0.66	$2.33	$1.92
From discontinued operation	(0.01)	(0.00)	(0.03)	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.84	$0.66	$2.30	$1.91

Dividends declared per common share	$0.08	$0.08	$0.24	$0.24
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income including noncontrolling interests	$51,557	$41,907	$141,266	$121,453
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(255)	110	(1,056)	(78)
Post retirement plans, amortization of actuarial loss included in net income (1)	440	554	1,393	1,646
Other comprehensive income	185	664	337	1,568
Comprehensive income	51,742	42,571	141,603	123,021
Less: Comprehensive income attributable to noncontrolling interests	(26)	(385)	(7)	(233)
Comprehensive income attributable to EMCOR Group, Inc.	$51,716	$42,186	$141,596	$122,788
_________

(1)
Net of tax of $0.1 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and net of tax of $0.4 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively.

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows - operating activities:
Net income including noncontrolling interests	$141,266	$121,453
Depreciation and amortization	29,117	26,806
Amortization of identifiable intangible assets	30,678	28,391
Provision for doubtful accounts	3,962	2,364
Deferred income taxes	(830)	(3,598)
Excess tax benefits from share-based compensation	(2,062)	(1,306)
Equity income from unconsolidated entities	(719)	(1,634)
Other non-cash items	6,844	7,349
Distributions from unconsolidated entities	863	3,316
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(80,195)	(87,560)
Net cash provided by operating activities	128,924	95,581
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(232,883)	(2,357)
Proceeds from sale of property, plant and equipment	1,850	2,921
Purchase of property, plant and equipment	(29,306)	(22,862)
Net cash used in investing activities	(260,339)	(22,298)
Cash flows - financing activities:
Proceeds from revolving credit facility	220,000	—
Repayments of revolving credit facility	(95,000)	—
Borrowings from long-term debt	400,000	—
Repayments of long-term debt and debt issuance costs	(317,987)	(13,136)
Repayments of capital lease obligations	(1,144)	(2,190)
Dividends paid to stockholders	(14,598)	(15,078)
Repurchase of common stock	(34,805)	(21,148)
Proceeds from exercise of stock options	508	2,378
Payments to satisfy minimum tax withholding	(4,166)	(3,866)
Issuance of common stock under employee stock purchase plan	3,583	3,147
Payments for contingent consideration arrangements	—	(403)
Distributions to noncontrolling interests	(2,050)	(9,750)
Excess tax benefits from share-based compensation	—	1,306
Net cash provided by (used in) financing activities	154,341	(58,740)
Effect of exchange rate changes on cash and cash equivalents	(5,199)	(1,199)
Increase in cash and cash equivalents	17,727	13,344
Cash and cash equivalents at beginning of year	486,831	432,056
Cash and cash equivalents at end of period	$504,558	$445,400
Supplemental cash flow information:
Cash paid for:
Interest	$7,920	$5,539
Income taxes	$98,176	$72,277
Non-cash financing activities:
Assets acquired under capital lease obligations	$1,738	$1,686
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2014	$1,429,387	$636	$227,885	$(83,197)	$1,280,991	$(10,302)	$13,374
Net income including noncontrolling interests	121,453	—	—	—	121,220	—	233
Other comprehensive income	1,568	—	—	1,568	—	—	—
Common stock issued under share-based compensation plans (2)	3,619	4	3,615	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,866)	—	(3,866)	—	—	—	—
Common stock issued under employee stock purchase plan	3,147	—	3,147	—	—	—	—
Common stock dividends	(15,078)	—	156	—	(15,234)	—	—
Repurchase of common stock	(22,972)	(5)	(22,967)	—	—	—	—
Distributions to noncontrolling interests	(9,750)	—	—	—	—	—	(9,750)
Share-based compensation expense	6,661	—	6,661	—	—	—	—
Balance, September 30, 2015	$1,514,169	$635	$214,631	$(81,629)	$1,386,977	$(10,302)	$3,857
Balance, December 31, 2015	$1,480,056	$617	$130,369	$(76,953)	$1,432,980	$(10,302)	$3,345
Net income including noncontrolling interests	141,266	—	—	—	141,259	—	7
Other comprehensive income	337	—	—	337	—	—	—
Common stock issued under share-based compensation plans (3)	1,492	3	498	—	991	—	—
Tax withholding for common stock issued under share-based compensation plans	(4,166)	—	(4,166)	—	—	—	—
Common stock issued under employee stock purchase plan	3,583	—	3,583	—	—	—	—
Common stock dividends	(14,598)	—	143	—	(14,741)	—	—
Repurchase of common stock	(29,028)	(6)	(29,022)	—	—	—	—
Distributions to noncontrolling interests	(2,050)	—	—	—	—	—	(2,050)
Share-based compensation expense	7,000	—	7,000	—	—	—	—
Balance, September 30, 2016	$1,583,892	$614	$108,405	$(76,616)	$1,560,489	$(10,302)	$1,302

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

(2)	Includes the tax benefit associated with share-based compensation of $1.2 million for the nine months ended September 30, 2015.

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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.
NOTE 2 New Accounting Pronouncements
In March 2016, we adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows. We adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. As a result of the adoption, we recorded an adjustment to retained earnings of $1.0 million to recognize net operating loss carryforwards, net of a valuation allowance, attributable to excess tax benefits on stock compensation that had not been previously recognized to additional paid in capital. The adoption of this pronouncement did not have a material impact on our financial position and/or results of operations.
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
On June 1, 2015 and October 13, 2015, we acquired two companies, each for an immaterial amount. These companies primarily provide mechanical construction services, and their results have been included in our United States mechanical construction and facilities services segment.
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

The results of discontinued operations are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenues	$40	$149	$108	$509
Loss from discontinued operation, net of income taxes	$(406)	$(270)	$(1,584)	$(739)
Diluted loss per share from discontinued operation	$(0.01)	$(0.00)	$(0.03)	$(0.01)

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 Disposition of Assets - (Continued)

Included in the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015 are the following major classes of assets and liabilities associated with the discontinued operation (in thousands):

	September 30, 2016	December 31, 2015
Assets of discontinued operation:
Current assets	$1,689	$2,525

Liabilities of discontinued operation:
Current liabilities	$3,644	$4,407

At September 30, 2016, the assets and liabilities of the discontinued operation consisted of accounts receivable, contract retentions and contract warranty obligations that are expected to be collected or fulfilled in the ordinary course of business. Additionally at September 30, 2016, there remained $0.1 million of obligations related to employee severance, which are expected to be paid in 2017. The settlement of the remaining assets and liabilities may result in additional income and/or expenses. Such income and/or expenses are expected to be immaterial and will be reflected as discontinued operations as incurred.
NOTE 5 Earnings Per Share
Calculation of Basic and Diluted Earnings (Loss) per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the three and nine months ended September 30, 2016 and 2015 (in thousands, except share and per share data):

	For the three months ended September 30,
	2016	2015
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$51,937	$41,792
Loss from discontinued operation, net of income taxes	(406)	(270)
Net income attributable to EMCOR Group, Inc. common stockholders	$51,531	$41,522
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	60,889,484	62,901,923
Effect of dilutive securities—Share-based awards	428,573	490,560
Shares used to compute diluted earnings (loss) per common share	61,318,057	63,392,483
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.85	$0.66
From discontinued operation	$(0.01)	$(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.84	$0.66
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.85	$0.66
From discontinued operation	$(0.01)	$(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.84	$0.66

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 Earnings Per Share - (Continued)

	For the nine months ended September 30,
	2016	2015
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$142,843	$121,959
Loss from discontinued operation, net of income taxes	(1,584)	(739)
Net income attributable to EMCOR Group, Inc. common stockholders	$141,259	$121,220
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	60,866,532	62,921,956
Effect of dilutive securities—Share-based awards	423,856	521,071
Shares used to compute diluted earnings (loss) per common share	61,290,388	63,443,027
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.35	$1.94
From discontinued operation	$(0.03)	$(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$2.32	$1.93
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.33	$1.92
From discontinued operation	$(0.03)	$(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$2.30	$1.91
There were no anti-dilutive share-based awards for the three and nine months ended September 30, 2016 and 2015, respectively.
NOTE 6 Inventories
Inventories in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	September 30, 2016	December 31, 2015
Raw materials and construction materials	$24,144	$23,239
Work in process	19,769	14,306
	$43,913	$37,545

NOTE 7 Debt
Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	September 30, 2016	December 31, 2015
Revolving credit facility	$125,000	$—
Term loan	400,000	315,000
Unamortized debt issuance costs	(5,734)	(3,813)
Capitalized lease obligations	3,977	3,869
Other	34	44
	523,277	315,100
Less: current maturities	19,889	17,541
	$503,388	$297,559

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7 Debt - (Continued)

Credit Facilities
Until August 3, 2016, we had a credit agreement (the “2013 Credit Agreement”), as amended, which provided for a revolving credit facility of $750.0 million (the “2013 Revolving Credit Facility”) and a term loan of $350.0 million (the “2013 Term Loan”). The 2013 Credit Agreement was effective November 25, 2013. Effective August 3, 2016, we amended and restated the 2013 Credit Agreement to provide for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. The proceeds of the 2016 Term Loan were used to repay amounts drawn under the 2013 Term Loan, as well as a portion of the outstanding balance under the 2013 Revolving Credit Facility. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of September 30, 2016 with respect to the 2016 Credit Agreement and December 31, 2015 with respect to the 2013 Credit Agreement. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.20% of the unused amount as of September 30, 2016. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.52% at September 30, 2016) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.50% at September 30, 2016), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at September 30, 2016 was 1.77%. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized an additional $3.0 million of debt issuance costs associated with the 2016 Credit Agreement. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. In connection with the amendment and restatement of the 2013 Credit Agreement, $0.1 million attributable to the acceleration of expense for debt issuance costs in connection with the 2013 Credit Agreement was recorded as part of interest expense during the third quarter of 2016. We are required to make principal payments on the 2016 Term Loan in installments on the last day of March, June, September and December of each year, commencing with the calendar quarter ending December 31, 2016, in the amount of $5.0 million, with a payment of all unpaid principal and interest due on August 3, 2021. As of September 30, 2016 and December 31, 2015, the balance of the 2016 Term Loan and the 2013 Term Loan was $400.0 million and $315.0 million, respectively. As of September 30, 2016 and December 31, 2015, we had approximately $115.4 million and $99.0 million of letters of credit outstanding, respectively. There were $125.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of September 30, 2016. There were no borrowings outstanding under the 2013 Revolving Credit Facility as of December 31, 2015.

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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 Fair Value Measurements - (Continued)

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	Assets at Fair Value as of September 30, 2016
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$504,558	$—	$—	$504,558
Restricted cash (2)	2,224	—	—	2,224
Deferred compensation plan assets (3)	11,701	—	—	11,701
Total	$518,483	$—	$—	$518,483

	Assets at Fair Value as of December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$486,831	$—	$—	$486,831
Restricted cash (2)	4,232	—	—	4,232
Deferred compensation plan assets (3)	7,497	—	—	7,497
Total	$498,560	$—	$—	$498,560
 ________

(1)
Cash and cash equivalents include money market funds with original maturity dates of three months or less, which are Level 1 assets. At September 30, 2016 and December 31, 2015, we had $157.6 million and $151.4 million, respectively, in money market funds.

(2)	Restricted cash is classified as “Prepaid expenses and other” in the Condensed Consolidated Balance Sheets.

(3)	Deferred compensation plan assets are classified as “Other assets” in the Condensed Consolidated Balance Sheets.
We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. The carrying value of our debt associated with the 2016 Credit Agreement approximates its fair value due to the variable rate on such debt.
NOTE 9 Income Taxes
For the three months ended September 30, 2016 and 2015, our income tax provision from continuing operations was $30.8 million and $25.7 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 38.1% and 38.0%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended September 30, 2016 and 2015, inclusive of discrete items, were 37.2% and 38.1%, respectively. For the nine months ended September 30, 2016 and 2015, our income tax provision from continuing operations was $82.7 million and $74.7 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.8% and 37.9%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the nine months ended September 30, 2016 and 2015, inclusive of discrete items, were 36.7% and 38.0%, respectively. The increase in the 2016 income tax provision was primarily due to increased income from continuing operations. The decrease in the actual income tax rate on income from continuing operations for the three months ended September 30, 2016 was primarily due to the reversal of $0.8 million of reserves for uncertain income tax positions. The decrease in the actual income tax rate for the nine months ended September 30, 2016 was primarily due to $2.1 million of tax benefits recognized upon the issuance of common stock under share-based compensation plans.
As of September 30, 2016 and December 31, 2015, the amount of unrecognized income tax benefits was $3.9 million and $4.8 million (of which $2.2 million and $3.0 million, if recognized, would favorably affect our effective income tax rate), respectively.
We report interest expense related to unrecognized income tax benefits in the income tax provision. As of September 30, 2016 and December 31, 2015, we had approximately $0.4 million of accrued interest related to unrecognized income tax benefits included as a liability in the Condensed Consolidated Balance Sheets. For each of the three and nine months ended September 30, 2016, less than $0.1 million of interest income was recognized. For each of the three and nine months ended September 30, 2015, less than $0.1 million of interest expense was recognized.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 Income Taxes - (Continued)

It is reasonably possible that approximately $3.3 million of unrecognized income tax benefits at September 30, 2016, primarily relating to uncertain tax positions attributable to tax return filing positions, will significantly decrease in the next twelve months as a result of estimated settlements with taxing authorities and the expiration of applicable statutes of limitations.
We file income tax returns with the Internal Revenue Service and various state, local and foreign tax agencies. The Company is currently under examination by various taxing authorities for the years 2008 through 2014.
NOTE 10 Common Stock
As of September 30, 2016 and December 31, 2015, there were 60,786,064 and 61,067,868 shares of our common stock outstanding, respectively.
During the three months ended September 30, 2016 and 2015, 47,050 and 66,223 shares of common stock, respectively, were issued primarily upon: (a) the purchase of common stock pursuant to our employee stock purchase plan, (b) the exercise of stock options and (c) the satisfaction of required conditions under certain of our share-based compensation plans. During the nine months ended September 30, 2016 and 2015, 353,116 and 347,713 shares of common stock, respectively, were issued primarily upon: (a) the satisfaction of required conditions under certain of our share-based compensation plans, (b) the exercise of stock options and (c) the purchase of common stock pursuant to our employee stock purchase plan.
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014 and October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million and $200.0 million of our outstanding common stock, respectively. During 2016, we have repurchased approximately 0.6 million shares of our common stock for approximately $29.0 million. Since the inception of the repurchase programs through September 30, 2016, we have repurchased 10.5 million shares of our common stock for approximately $424.9 million. As of September 30, 2016, there remained authorization for us to repurchase approximately $225.1 million of our shares. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
NOTE 11 Retirement Plans
Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the UK Plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under such plan.
Components of Net Periodic Pension Cost
The components of net periodic pension cost of the UK Plan for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Interest cost	$2,465	$2,938	$7,846	$8,718
Expected return on plan assets	(3,398)	(4,098)	(10,816)	(12,159)
Amortization of unrecognized loss	489	640	1,556	1,899
Net periodic pension cost	$(444)	$(520)	$(1,414)	$(1,542)
Employer Contributions
For the nine months ended September 30, 2016, our United Kingdom subsidiary contributed approximately $3.4 million to the UK Plan and anticipates contributing an additional $1.4 million during the remainder of 2016.

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
Restructuring expenses
Restructuring expenses, primarily relating to employee severance obligations, were $0.5 million and $1.3 million for the three and nine months ended September 30, 2016, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, the balance of these restructuring obligations yet to be paid was $0.5 million, the majority of which is expected to be paid during 2016. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2016.
The changes in restructuring activity by reportable segments during the nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	Total
Balance at December 31, 2014	$255	$26	$—	$281
Charges	(106)	6	842	742
Payments	(149)	(32)	(384)	(565)
Balance at September 30, 2015	$—	$—	$458	$458
Balance at December 31, 2015	$—	$—	$81	$81
Charges	—	401	870	1,271
Payments	—	(108)	(770)	(878)
Balance at September 30, 2016	$—	$293	$181	$474

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Segment Information
We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment; central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom building services. The “United States building services” and “United Kingdom building services” segments principally consist of those operations which provide a portfolio of services needed to support the operation and maintenance of our customers’ facilities, including commercial and government site-based operations and maintenance; facility maintenance and services, including reception, security and catering services; outage services to utilities and industrial plants; military base operations support services; mobile maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; and small modification and retrofit projects, which services are not generally related to customers’ construction programs. The segment “United States industrial services” principally consists of those operations which provide industrial maintenance and services, mainly for refineries and petrochemical plants, including on-site repairs, maintenance and service of heat exchangers, towers, vessels and piping; design, manufacturing, repair and hydro blast cleaning of shell and tube heat exchangers and related equipment; refinery turnaround planning and engineering services; specialty welding services; overhaul and maintenance of critical process units in refineries and petrochemical plants; and specialty technical services for refineries and petrochemical plants.
The following tables present information about industry segments and geographic areas for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the three months ended September 30,
	2016	2015
Revenues from unrelated entities:
United States electrical construction and facilities services	$458,553	$344,389
United States mechanical construction and facilities services	697,733	587,522
United States building services	454,800	428,270
United States industrial services	239,052	241,946
Total United States operations	1,850,138	1,602,127
United Kingdom building services	73,036	97,001
Total worldwide operations	$1,923,174	$1,699,128

Total revenues:
United States electrical construction and facilities services	$465,476	$348,327
United States mechanical construction and facilities services	702,464	592,077
United States building services	469,191	442,674
United States industrial services	239,489	242,335
Less intersegment revenues	(26,482)	(23,286)
Total United States operations	1,850,138	1,602,127
United Kingdom building services	73,036	97,001
Total worldwide operations	$1,923,174	$1,699,128

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Segment Information - (Continued)

	For the nine months ended September 30,
	2016	2015
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,227,474	$1,009,585
United States mechanical construction and facilities services	1,939,518	1,652,551
United States building services	1,353,248	1,303,389
United States industrial services	830,064	699,839
Total United States operations	5,350,304	4,665,364
United Kingdom building services	251,256	275,536
Total worldwide operations	$5,601,560	$4,940,900

Total revenues:
United States electrical construction and facilities services	$1,249,681	$1,016,013
United States mechanical construction and facilities services	1,950,814	1,663,259
United States building services	1,393,636	1,341,392
United States industrial services	831,111	701,226
Less intersegment revenues	(74,938)	(56,526)
Total United States operations	5,350,304	4,665,364
United Kingdom building services	251,256	275,536
Total worldwide operations	$5,601,560	$4,940,900

	For the three months ended September 30,
	2016	2015
Operating income (loss):
United States electrical construction and facilities services	$30,927	$25,528
United States mechanical construction and facilities services	39,447	26,926
United States building services	22,568	16,027
United States industrial services	14,586	14,340
Total United States operations	107,528	82,821
United Kingdom building services	2,591	3,358
Corporate administration	(23,516)	(15,912)
Restructuring expenses	(539)	(301)
Total worldwide operations	86,064	69,966
Other corporate items:
Interest expense	(3,479)	(2,226)
Interest income	161	157
Income from continuing operations before income taxes	$82,746	$67,897

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Segment Information - (Continued)

	For the nine months ended September 30,
	2016	2015
Operating income (loss):
United States electrical construction and facilities services	$70,645	$67,479
United States mechanical construction and facilities services	101,504	80,191
United States building services	54,761	54,944
United States industrial services	66,600	44,588
Total United States operations	293,510	247,202
United Kingdom building services	9,160	8,570
Corporate administration	(67,431)	(52,031)
Restructuring expenses	(1,271)	(742)
Total worldwide operations	233,968	202,999
Other corporate items:
Interest expense	(8,973)	(6,650)
Interest income	518	515
Income from continuing operations before income taxes	$225,513	$196,864

	September 30, 2016	December 31, 2015
Total assets:
United States electrical construction and facilities services	$623,446	$372,525
United States mechanical construction and facilities services	929,994	894,366
United States building services	778,507	721,653
United States industrial services	898,662	883,338
Total United States operations	3,230,609	2,871,882
United Kingdom building services	108,836	133,782
Corporate administration	555,508	536,993
Total worldwide operations	$3,894,953	$3,542,657

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Impact of Acquisitions
In order to provide a more meaningful period-over-period discussion of our operating results, we may discuss amounts generated or incurred (revenues, gross profit, selling, general and administrative expenses and operating income) from companies acquired. The amounts discussed reflect the acquired companies’ operating results in the current reported period only for the time period these entities were not owned by EMCOR in the comparable prior reported period.
Overview
The following table presents selected financial data for the three months ended September 30, 2016 and 2015 (in thousands, except percentages and per share data):

	For the three months ended September 30,
	2016	2015
Revenues	$1,923,174	$1,699,128
Revenues increase from prior year	13.2%	8.5%
Operating income	$86,064	$69,966
Operating income as a percentage of revenues	4.5%	4.1%
Net income attributable to EMCOR Group, Inc.	$51,531	$41,522
Diluted earnings per common share from continuing operations	$0.85	$0.66
The results of our operations for the 2016 third quarter set new company records in terms of revenues, operating income, net income attributable to EMCOR Group, Inc. and diluted earnings per common share from continuing operations for a third quarter. Revenues increased within all of our reportable segments, except for our United Kingdom building services segment and our United States industrial services segment. The increase in revenues was attributable to: (a) our domestic construction segments, due to increased activity within the majority of the market sectors in which we operate, and (b) our United States building services segment, primarily due to higher volume within its mobile mechanical services operations. In addition, companies acquired in 2016 and 2015, which are reported in our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, and our United States building services segment, generated incremental revenues of $90.8 million. The decrease in revenues from our United Kingdom building services segment was due to the effect of unfavorable exchange rates for the British pound versus the United States dollar and a decrease in project activity within the commercial market sector.
Operating income increased within all of our reportable segments, except for our United Kingdom building services segment. Our operating income was favorably impacted by: (a) our United States mechanical construction and facilities services segment, primarily attributable to an increase in gross profit from commercial and manufacturing construction projects, and (b) our United States building services segment, predominately as a result of increased gross profit within our mobile mechanical services operations. In addition, companies acquired in 2016 and 2015 generated operating income of $9.1 million, net of $1.4 million of amortization expense associated with identifiable intangible assets. Corporate administration operating loss increased as a result of: (a) an increase in employment costs, such as incentive compensation, primarily due to higher projected annual operating results than in the same prior year period, and (b) an increase in certain non-income related taxes, (c) an increase in software licensing costs and (d) an increase in legal costs.

Our operating margin (operating income as a percentage of revenues) for the three months ended September 30, 2016 was 4.5% compared to operating margin of 4.1% for the three months ended September 30, 2015. Operating margin increases within our United States building services segment, our United States mechanical construction and facilities services segment and our United States industrial services segment were offset by a decrease in operating margin within our United States electrical construction and facilities services segment.
Operating Segments
We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment; central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom building services. The “United States building services” and “United Kingdom building services” segments principally consist of those operations which provide a portfolio of services needed to support the operation and maintenance of our customers’ facilities, including commercial and government site-based operations and maintenance; facility maintenance and services, including reception, security and catering services; outage services to utilities and industrial plants; military base operations support services; mobile maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; and small modification and retrofit projects, which services are not generally related to customers’ construction programs. The segment “United States industrial services” principally consists of those operations which provide industrial maintenance and services, mainly for refineries and petrochemical plants, including on-site repairs, maintenance and service of heat exchangers, towers, vessels and piping; design, manufacturing, repair and hydro blast cleaning of shell and tube heat exchangers and related equipment; refinery turnaround planning and engineering services; specialty welding services; overhaul and maintenance of critical process units in refineries and petrochemical plants; and specialty technical services for refineries and petrochemical plants.
Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended September 30,
	2016	% of Total	2015	% of Total
Revenues:
United States electrical construction and facilities services	$458,553	24%	$344,389	20%
United States mechanical construction and facilities services	697,733	36%	587,522	35%
United States building services	454,800	24%	428,270	25%
United States industrial services	239,052	12%	241,946	14%
Total United States operations	1,850,138	96%	1,602,127	94%
United Kingdom building services	73,036	4%	97,001	6%
Total worldwide operations	$1,923,174	100%	$1,699,128	100%

	For the nine months ended September 30,
	2016	% of Total	2015	% of Total
Revenues:
United States electrical construction and facilities services	$1,227,474	22%	$1,009,585	20%
United States mechanical construction and facilities services	1,939,518	35%	1,652,551	33%
United States building services	1,353,248	24%	1,303,389	26%
United States industrial services	830,064	15%	699,839	14%
Total United States operations	5,350,304	96%	4,665,364	94%
United Kingdom building services	251,256	4%	275,536	6%
Total worldwide operations	$5,601,560	100%	$4,940,900	100%

As described below in more detail, our revenues for the three months ended September 30, 2016 increased to $1.92 billion compared to $1.70 billion for the three months ended September 30, 2015, and our revenues for the nine months ended September 30, 2016 increased to $5.60 billion compared to $4.94 billion for the nine months ended September 30, 2015. The increase in revenues for both periods was primarily attributable to: (a) increased revenues from both of our domestic construction segments, (b) increased demand for our industrial field services within our United States industrial services segment and (c) increased revenues from our mobile mechanical services operations within our United States building services segment. In addition, companies acquired in 2016 and 2015, which are reported in our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment and our United States building services segment, generated incremental revenues of $90.8 million and $179.7 million for the three and nine months ended September 30, 2016, respectively.
Revenues of our United States electrical construction and facilities services segment were $458.6 million and $1,227.5 million for the three and nine months ended September 30, 2016, respectively, compared to revenues of $344.4 million and $1,009.6 million for the three and nine months ended September 30, 2015, respectively. Excluding the acquisition of Ardent Services, L.L.C. and Rabalais Constructors, LLC (collectively, “Ardent”), the increase in revenues for both periods was primarily attributable to an increase in revenues from commercial and transportation construction projects, partially offset by a decrease in revenues from healthcare construction projects. Additionally, the increase in revenues for the nine months ended September 30, 2016 was partially attributable to an increase in revenues from hospitality construction contracts. The results for the three and nine months ended September 30, 2016 included $58.6 million and $104.0 million, respectively, of revenues generated by Ardent.
Our United States mechanical construction and facilities services segment revenues for the three months ended September 30, 2016 were $697.7 million, a $110.2 million increase compared to revenues of $587.5 million for the three months ended September 30, 2015. Revenues of this segment for the nine months ended September 30, 2016 were $1,939.5 million, a $287.0 million increase compared to revenues of $1,652.6 million for the nine months ended September 30, 2015. The increase in revenues for both periods was primarily attributable to an increase in activity within the majority of the market sectors in which we operate. The results for the three and nine months ended September 30, 2016 included $14.9 million and $43.3 million, respectively, of revenues generated by companies acquired in 2015.
Revenues of our United States building services segment for the three months ended September 30, 2016 increased by $26.5 million compared to the three months ended September 30, 2015, and revenues for the nine months ended September 30, 2016 increased by $49.9 million compared to the nine months ended September 30, 2015. The increase in revenues for both periods was primarily attributable to increased revenues from: (a) our mobile mechanical services operations as a result of greater project, service and controls activities and (b) our energy services operations, as a result of an increase in large project activity. The results for the three and nine months ended September 30, 2016 included $17.3 million and $32.4 million, respectively, of revenues generated by a company acquired in 2016. These increases were partially offset by a decrease in revenues from our government site-based services operations as a result of the loss of certain contracts not renewed pursuant to rebid and certain scope reductions within their current contract portfolio.
Revenues of our United States industrial services segment for the three months ended September 30, 2016 decreased by $2.9 million compared to the three months ended September 30, 2015, and revenues for the nine months ended September 30, 2016 increased by $130.2 million compared to the nine months ended September 30, 2015. The decrease in revenues for the three months ended September 30, 2016 was attributable to a decrease in revenues from our shop services operations due to lower demand for new heat exchangers as a result of a curtailment in capital spending by most large integrated oil companies, partially offset by increased demand for our field services offerings. The increase in revenues for the nine months ended September 30, 2016 was due to increased demand for specialty services offerings within our field services operations, including large project activity, partially offset by a decrease in revenues from our shop services operations. In addition, revenues for the nine months ended September 30, 2015 were negatively impacted by a nationwide strike by union employees of certain major oil refineries which led to the loss and deferral of certain turnaround projects.
Our United Kingdom building services segment revenues were $73.0 million for the three months ended September 30, 2016 compared to revenues of $97.0 million for the three months ended September 30, 2015, and revenues were $251.3 million for the nine months ended September 30, 2016 compared to revenues of $275.5 million for the nine months ended September 30, 2015. This segment’s revenues decreased by $13.2 million and $24.5 million for the three and nine months ended September 30, 2016, respectively, related to the effect of unfavorable exchange rates for the British pound versus the United States dollar resulting, in part, from the decision by the United Kingdom to exit the European Union. Additionally, the decrease in revenues for the three months ended September 30, 2016 was partially attributable to a decrease in project activity within the commercial market sector.
Backlog
The following table presents our operating segment backlog from unrelated entities and their respective percentages of total backlog (in thousands, except for percentages):

	September 30, 2016	% of Total	December 31, 2015	% of Total	September 30, 2015	% of Total
Backlog:
United States electrical construction and facilities services	$1,154,939	30%	$1,145,791	30%	$1,163,986	31%
United States mechanical construction and facilities services	1,841,132	47%	1,683,501	45%	1,653,393	44%
United States building services	699,391	18%	762,196	20%	725,257	19%
United States industrial services	51,200	1%	54,578	1%	72,691	2%
Total United States operations	3,746,662	96%	3,646,066	97%	3,615,327	96%
United Kingdom building services	156,032	4%	125,097	3%	149,891	4%
Total worldwide operations	$3,902,694	100%	$3,771,163	100%	$3,765,218	100%
Our backlog at September 30, 2016 was $3.90 billion compared to $3.77 billion at December 31, 2015 and $3.77 billion at September 30, 2015. The increase in backlog at September 30, 2016 compared to backlog at December 31, 2015 was primarily attributable to an increase in backlog from all of our reportable segments, except for our United States building services segment and our United States industrial services segment. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We include a project within our backlog at such time as a contract is awarded and agreement on contract terms has been reached. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of services contracts. However, we do not include in backlog contracts for which we are paid on a time and material basis and a fixed amount cannot be determined, and if the remaining term of a services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the contract award. Our backlog also includes amounts related to services contracts for which a fixed price contract value is not assigned when a reasonable estimate of total revenues can be made from budgeted amounts agreed to with our customer. Our backlog is comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business and (d) claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider recovery to be probable. Such claim amounts were immaterial for all periods presented. Our backlog does not include anticipated revenues from unconsolidated joint ventures or variable interest entities and anticipated revenues from pass-through costs on contracts for which we are acting in the capacity of an agent and which are reported on the net basis. We believe our backlog is firm, although many contracts are subject to cancellation at the election of our customers. Historically, cancellations have not had a material adverse effect on us.

Cost of sales and Gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Cost of sales	$1,655,130	$1,463,726	$4,835,667	$4,249,042
Gross profit	$268,044	$235,402	$765,893	$691,858
Gross profit, as a percentage of revenues	13.9%	13.9%	13.7%	14.0%
Our gross profit increased by $32.6 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Gross profit increased by $74.0 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in gross profit for the three months ended September 30, 2016 was attributable to increases in gross profit within all of our reportable segments, except for our United Kingdom building services segment and our United States industrial services segment. The increase in gross profit for the nine months ended September 30, 2016 was attributable to increases in gross profit within all of our reportable segments, except for our United Kingdom building services segment. Our gross profit margin was 13.9% and 13.9% for the three months ended September 30, 2016 and 2015, respectively. Gross profit margin was 13.7% and 14.0% for the nine months ended September 30, 2016 and 2015, respectively. Gross profit margin for the nine months ended September 30, 2016 was negatively impacted by $6.9 million and $17.4 million of losses incurred on a transportation construction project in the Northeastern United States within our United States electrical construction and facilities services segment, resulting in a 0.3% negative impact on the Company’s gross profit margin for both the three and nine months ended September 30, 2016.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Selling, general and administrative expenses	$181,441	$165,135	$530,654	$488,117
Selling, general and administrative expenses, as a percentage of revenues	9.4%	9.7%	9.5%	9.9%
Our selling, general and administrative expenses for the three months ended September 30, 2016 increased by $16.3 million to $181.4 million compared to $165.1 million for the three months ended September 30, 2015. Selling, general and administrative expenses for the nine months ended September 30, 2016 increased by $42.5 million to $530.7 million compared to $488.1 million for the nine months ended September 30, 2015. Selling, general and administrative expenses as a percentage of revenues were 9.4% and 9.5% for the three and nine months ended September 30, 2016, respectively, compared to 9.7% and 9.9% for the three and nine months ended September 30, 2015, respectively. The increase in selling, general and administrative expenses was due to higher employee related costs such as incentive compensation and salaries, as well as certain non-income related taxes. Increased incentive compensation was principally due to higher projected annual operating results than in the same prior year period, which resulted in increased accruals for certain of our incentive compensation plans. The increase in salaries was attributable to an increase in headcount due to higher revenues than in the same prior year period, as well as cost of living adjustments and merit pay increases. Additionally, the increase in selling, general and administrative expenses for the nine months ended September 30, 2016 included $3.8 million of transaction costs associated with the acquisition of Ardent in April 2016, as well as increases in information technology costs and bad debt expense. The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2016 included $11.0 million and $20.9 million, respectively, of expenses directly related to companies acquired in 2016 and 2015, including amortization expense attributable to identifiable intangible assets of $1.2 million and $2.5 million, respectively. The decrease in SG&A margin for both periods was partially attributable to an increase in revenues without commensurate increases in our overhead cost structure.
Restructuring expenses
Restructuring expenses, primarily relating to employee severance obligations, were $0.5 million and $1.3 million for the three and nine months ended September 30, 2016, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, the balance of these restructuring obligations yet to be paid was $0.5 million, the majority of which is expected to be paid during 2016. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2016.

Operating income
The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended September 30,
	2016	% of Segment Revenues	2015	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$30,927	6.7%	$25,528	7.4%
United States mechanical construction and facilities services	39,447	5.7%	26,926	4.6%
United States building services	22,568	5.0%	16,027	3.7%
United States industrial services	14,586	6.1%	14,340	5.9%
Total United States operations	107,528	5.8%	82,821	5.2%
United Kingdom building services	2,591	3.5%	3,358	3.5%
Corporate administration	(23,516)	—	(15,912)	—
Restructuring expenses	(539)	—	(301)	—
Total worldwide operations	86,064	4.5%	69,966	4.1%
Other corporate items:
Interest expense	(3,479)		(2,226)
Interest income	161		157
Income from continuing operations before income taxes	$82,746		$67,897

	For the nine months ended September 30,
	2016	% of Segment Revenues	2015	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$70,645	5.8%	$67,479	6.7%
United States mechanical construction and facilities services	101,504	5.2%	80,191	4.9%
United States building services	54,761	4.0%	54,944	4.2%
United States industrial services	66,600	8.0%	44,588	6.4%
Total United States operations	293,510	5.5%	247,202	5.3%
United Kingdom building services	9,160	3.6%	8,570	3.1%
Corporate administration	(67,431)	—	(52,031)	—
Restructuring expenses	(1,271)	—	(742)	—
Total worldwide operations	233,968	4.2%	202,999	4.1%
Other corporate items:
Interest expense	(8,973)		(6,650)
Interest income	518		515
Income from continuing operations before income taxes	$225,513		$196,864
As described below in more detail, operating income was $86.1 million and $234.0 million for the three and nine months ended September 30, 2016, respectively, compared to $70.0 million and $203.0 million for the three and nine months ended September 30, 2015, respectively. Operating margin was 4.5% and 4.2% for the three and nine months ended September 30, 2016, respectively, compared to 4.1% for each of the three and nine months ended September 30, 2015.
Operating income of our United States electrical construction and facilities services segment for the three and nine months ended September 30, 2016 was $30.9 million and $70.6 million, respectively, compared to operating income of $25.5 million and $67.5 million for the three and nine months ended September 30, 2015, respectively. The increase in operating income for both periods was primarily attributable to the acquisition of Ardent, which contributed operating income of $5.7 million and $7.2 million, net of $0.7 million and $1.4 million of amortization expense associated with identifiable intangible assets, for the three and nine months ended September 30, 2016, respectively. Additionally, the increase in operating income for the three months ended September 30, 2016 was partially attributable to an increase in gross profit from commercial and manufacturing construction contracts. Operating income was negatively impacted by $6.9 million and $17.4 million of losses incurred on a transportation construction project in the Northeastern United States as a result of productivity issues attributable to unfavorable job-site conditions for which we will seek recovery, resulting in a 1.4% and 1.3% negative impact on the segment’s operating margin for the three and nine months ended September 30, 2016, respectively. This project is expected to be completed by the end of 2016.
Our United States mechanical construction and facilities services segment operating income for the three months ended September 30, 2016 was $39.4 million, a $12.5 million increase compared to operating income of $26.9 million for the three months ended September 30, 2015. Operating income for the nine months ended September 30, 2016 was $101.5 million, a $21.3 million increase compared to operating income of $80.2 million for the nine months ended September 30, 2015. The increase in operating income for both periods was attributable to an increase in gross profit from commercial, manufacturing, healthcare and water and wastewater construction projects. Additionally, the results for the nine months ended September 30, 2016 included the receipt of $2.0 million from the former owner of a company we had previously acquired as a result of a settlement of a claim by us under the acquisition agreement. Companies acquired in 2015 generated operating income of $1.7 million and $3.0 million, net of $0.2 million and $0.6 million of amortization expense associated with identifiable intangible assets, for the three and nine months ended September 30, 2016, respectively. The increase in operating margin for the both periods was partially attributable to a decrease in the ratio of selling, general and administrative expenses to revenues.
Operating income of our United States building services segment for the three months ended September 30, 2016 increased by $6.5 million compared to operating income for the three months ended September 30, 2015, and its operating income for the nine months ended September 30, 2016 decreased by $0.2 million compared to the nine months ended September 30, 2015. The increase in operating income for the three months ended September 30, 2016 was attributable to an increase in gross profit from project, service and controls activities within our mobile mechanical services operations. Additionally, a company acquired during the second quarter of 2016, reported within our mobile mechanical services operations, generated operating income of $1.7 million and $2.6 million, net of $0.5 million and $0.9 million of amortization expense associated with identifiable intangible assets, for the three and nine months ended September 30, 2016. The decrease in operating income for the nine months ended September 30, 2016 was attributable to: (a) lower operating income within our commercial site-based services operations, partially as a result of a reduction in snow removal activities due to less snowfall in areas where our contracts are based on a per snow event basis, (b) a decrease in operating income within our government site-based services operations and (c) a decrease in operating income within our energy services operations, as a result of a loss incurred on a large project. In addition, operating income for the nine months ended September 30, 2015 included the impact of $2.7 million of gross profit recognized upon the favorable settlement of a claim by us against the former owner of a company we previously acquired. The increase in operating margin for the three months ended September 30, 2016 was attributable to an increase in gross profit margin.
Operating income of our United States industrial services segment for the three months ended September 30, 2016 increased by $0.2 million compared to operating income for the three months ended September 30, 2015, and its operating income for the nine months ended September 30, 2016 increased by $22.0 million compared to the nine months ended September 30, 2015. The increase in operating income for both periods was attributable to an increase in gross profit from specialty services offerings within our field services operations, including large project activity. In addition, this segment’s results for the first nine months of 2015 were negatively impacted by a nationwide strike by union employees of certain major oil refineries, which led to the loss and deferral of certain turnaround projects. The increase in operating income for both periods was partially offset by a decrease in gross profit from our shop services operations due to lower demand for new heat exchangers as a result of a curtailment in capital spending by most large integrated oil companies. The increase in operating margin for both periods was attributable to a decrease in the ratio of selling, general and administrative expenses to revenues.
Our United Kingdom building services segment operating income was $2.6 million and $9.2 million for the three and nine months ended September 30, 2016, respectively, compared to operating income of $3.4 million and $8.6 million for the three and nine months ended September 30, 2015, respectively. The decrease in operating income for the three months ended September 30, 2016 was primary attributable to a decrease of $0.5 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar and a decrease in project activity within the commercial market sector. The increase in operating income for the nine months ended September 30, 2016 was primarily attributable to an increase in gross profit from project activity within the commercial market, partially as a result of several contract awards won in 2015, offset in part by a decrease of $0.9 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The increase in operating margin for the nine months ended September 30, 2016 was attributable to an increase in gross profit margin.
Our corporate administration operating loss for the three months ended September 30, 2016 was $23.5 million compared to $15.9 million for the three months ended September 30, 2015. Our corporate administration operating loss for the nine months ended September 30, 2016 was $67.4 million compared to $52.0 million for the nine months ended September 30, 2015. The increase in expenses for both periods was primarily due to: (a) an increase in employment costs, such as incentive compensation, primarily due to higher projected annual operating results than in the same prior year period, (b) an increase in certain non-income related taxes, (c) an increase in software licensing costs and (d) an increase in legal costs. Additionally, operating loss for the nine months ended September 30, 2016 increased as a result of $3.8 million of transaction costs associated with the acquisition of Ardent in April 2016.
Interest expense for the three months ended September 30, 2016 and 2015 was $3.5 million and $2.2 million, respectively. Interest expense for the nine months ended September 30, 2016 and 2015 was $9.0 million and $6.7 million, respectively. The increase in interest expense for both periods was primarily due to increased outstanding borrowings in 2016 compared to 2015. Interest income for each of the three months ended September 30, 2016 and 2015 was $0.2 million. Interest income for each of the nine months ended September 30, 2016 and 2015 was $0.5 million.
For the three months ended September 30, 2016 and 2015, our income tax provision from continuing operations was $30.8 million and $25.7 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 38.1% and 38.0%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended September 30, 2016 and 2015, inclusive of discrete items, were 37.2% and 38.1%, respectively. For the nine months ended September 30, 2016 and 2015, our income tax provision from continuing operations was $82.7 million and $74.7 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.8% and 37.9%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the nine months ended September 30, 2016 and 2015, inclusive of discrete items, were 36.7% and 38.0%, respectively. The increase in the 2016 income tax provision was primarily due to increased income from continuing operations. The decrease in the actual income tax rate on income from continuing operations for the three months ended September 30, 2016 was primarily due to the reversal of $0.8 million of reserves for uncertain income tax positions. The decrease in the actual income tax rate for the nine months ended September 30, 2016 was primarily due to $2.1 million of tax benefits recognized upon the issuance of common stock under share-based compensation plans.
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
Liquidity and Capital Resources
The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the nine months ended September 30,
	2016	2015
Net cash provided by operating activities	$128,924	$95,581
Net cash used in investing activities	$(260,339)	$(22,298)
Net cash provided by (used in) financing activities	$154,341	$(58,740)
Effect of exchange rate changes on cash and cash equivalents	$(5,199)	$(1,199)
Our consolidated cash balance increased by approximately $17.7 million from $486.8 million at December 31, 2015 to $504.6 million at September 30, 2016. Net cash provided by operating activities for the nine months ended September 30, 2016 was $128.9 million compared to net cash provided by operating activities of $95.6 million for the nine months ended September 30, 2015. The increase in cash provided by operating activities was primarily due to a $19.8 million increase in net income, a $19.6 million increase in net over-billings related to the timing of customer billings and payments and an $8.9 million decrease in our accounts receivable balances, partially offset by a $25.9 million increase in income taxes paid. Net cash used in investing activities was $260.3 million for the nine months ended September 30, 2016 compared to net cash used in investing activities of $22.3 million for the nine months ended September 30, 2015. The increase in net cash used in investing activities was primarily due to the increase in payments for acquisitions of businesses and property, plant and equipment. Net cash provided by financing activities for the nine months ended September 30, 2016 increased by approximately $213.1 million compared to the nine months ended September 30, 2015. The increase in net cash provided by financing activities was primarily due to borrowings of $220.0 million under our revolving credit facility and a decrease in distributions to noncontrolling interests, partially offset by an increase in funds used for the repurchase of common stock. Cash flows from discontinued operations were immaterial and are not expected to significantly affect future liquidity.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving credit facility (including interest at 1.77%) (1)	$135.9	$2.2	$4.5	$129.2	$—
Term loan (including interest currently at 1.77%) (1)	430.8	27.1	53.0	350.7	—
Capital lease obligations	4.2	1.2	2.2	0.8	—
Operating leases	271.2	61.5	98.4	60.8	50.5
Open purchase obligations (2)	1,011.9	786.2	213.8	11.9	—
Other long-term obligations, including current portion (3)	386.4	48.8	327.5	10.1	—
Liabilities related to uncertain income tax positions (4)	4.4	3.7	—	—	0.7
Total Contractual Obligations	$2,244.8	$930.7	$699.4	$563.5	$51.2

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$115.6	$2.8	$112.8	$—	$—
 _________

(1)
On August 3, 2016, we entered into a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”). The proceeds of the 2016 Term Loan were used to repay amounts drawn under our prior credit agreement. As of September 30, 2016, the amount outstanding under the 2016 Term Loan was $400.0 million. As of September 30, 2016, there were borrowings outstanding of $125.0 million under the 2016 Revolving Credit Facility.

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

(4)	Includes $0.4 million of accrued interest.

Until August 3, 2016, we had a credit agreement (the “2013 Credit Agreement”), as amended, which provided for a revolving credit facility of $750.0 million (the “2013 Revolving Credit Facility”) and a term loan of $350.0 million (the “2013 Term Loan”). The 2013 Credit Agreement was effective November 25, 2013. Effective August 3, 2016, we amended and restated the 2013 Credit Agreement to provide for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. The proceeds of the 2016 Term Loan were used to repay amounts drawn under the 2013 Term Loan, as well as a portion of the outstanding balance under the 2013 Revolving Credit Facility. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of September 30, 2016 with respect to the 2016 Credit Agreement and December 31, 2015 with respect to the 2013 Credit Agreement. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.20% of the unused amount as of September 30, 2016. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.52% at September 30, 2016) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.50% at September 30, 2016), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at September 30, 2016 was 1.77%. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized an additional $3.0 million of debt issuance costs associated with the 2016 Credit Agreement. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. In connection with the amendment and restatement of the 2013 Credit Agreement, $0.1 million attributable to the acceleration of expense for debt issuance costs in connection with the 2013 Credit Agreement was recorded as part of interest expense during the third quarter of 2016. We are required to make principal payments on the 2016 Term Loan in installments on the last day of March, June, September and December of each year, commencing with the calendar quarter ending December 31, 2016, in the amount of $5.0 million, with a payment of all unpaid principal and interest due on August 3, 2021. As of September 30, 2016 and December 31, 2015, the balance of the 2016 Term Loan and the 2013 Term Loan was $400.0 million and $315.0 million, respectively. As of September 30, 2016 and December 31, 2015, we had approximately $115.4 million and $99.0 million of letters of credit outstanding, respectively. There were $125.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of September 30, 2016. There were no borrowings outstanding under the 2013 Revolving Credit Facility at December 31, 2015.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2016, based on the percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.1 billion. Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014 and October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million and $200.0 million of our outstanding common stock, respectively. During 2016, we have repurchased approximately 0.6 million shares of our common stock for approximately $29.0 million. Since the inception of the repurchase programs through September 30, 2016, we have repurchased 10.5 million shares of our common stock for approximately $424.9 million. As of September 30, 2016, there remained authorization for us to repurchase approximately $225.1 million of our shares. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.

We have paid quarterly dividends since October 25, 2011. We expect that such quarterly dividends will be paid in the foreseeable future. Prior to October 25, 2011, no cash dividends had been paid on the Company’s common stock. We currently pay a regular quarterly dividend of $0.08 per share. Our 2016 Credit Agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay a quarterly dividend of $0.08 per share for the foreseeable future. The payment of dividends has been and will be funded from our operations.
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2016 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. Negative macroeconomic trends may have an adverse effect on liquidity. During economic downturns, there have been typically fewer small discretionary projects from the private sector, and our competitors have aggressively bid larger long-term infrastructure and public sector contracts. Short-term liquidity is also impacted by the type and length of construction contracts in place and large turnaround activities in our United States industrial services segment that are billed in arrears pursuant to contractual terms that are standard within the industry. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Cost and estimated earnings in excess of billings on uncompleted contracts”, were $324.5 million and $311.5 million as of September 30, 2016 and December 31, 2015, respectively.
Long-term liquidity requirements can be expected to be met initially through cash generated from operating activities and our 2016 Revolving Credit Facility. Based upon our current credit ratings and financial position, we can reasonably expect to be able to incur long-term debt to fund acquisitions. Over the long term, our primary revenue risk factor continues to be the level of demand for non-residential construction services and for building and industrial services, which is influenced by macroeconomic trends including interest rates and governmental economic policy. In addition, our ability to perform work is critical to meeting long-term liquidity requirements.
We believe that our current cash balances and our borrowing capacity available under our 2016 Revolving Credit Facility or other forms of financing available to us through borrowings, combined with cash expected to be generated from operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet our expected capital expenditure requirements.
Certain Insurance Matters
As of September 30, 2016 and December 31, 2015, we utilized approximately $115.0 million and $97.8 million, respectively, of letters of credit obtained under our 2016 Revolving Credit Facility and our 2013 Revolving Credit Facility, respectively, as collateral for our insurance obligations.
New Accounting Pronouncements
We review new accounting standards to determine the expected financial impact, if any, that the adoption of such standards will have. See Part I. Item 1, “Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 2, New Accounting Pronouncements”, for further information regarding new accounting standards, including the anticipated dates of adoption and the effects on our consolidated financial position, results of operations or liquidity.
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
Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill and ultimately collect unbilled revenues. The profit associated with claim amounts is not recognized until the claim has been settled and payment has been received. We did not recognize any material amounts associated with claim settlements during the periods presented. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the condensed consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of services for maintenance, repair and retrofit work consistent with the performance of services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. During the three and nine months ended September 30, 2016, we incurred $6.9 million and $17.4 million, respectively, of losses on a transportation project within our United States electrical construction and facilities services segment as a result of productivity issues attributable to unfavorable job-site conditions. There were no other significant losses recognized during the three and nine months ended September 30, 2016 and 2015.
Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. At September 30, 2016 and December 31, 2015, our accounts receivable of $1,495.6 million and $1,359.9 million, respectively, included allowances for doubtful accounts of $15.3 million and $11.2 million, respectively. The increase in our allowance for doubtful accounts was due to an increase in our provision for doubtful accounts, partially offset by the write-off of previously reserved for accounts receivable. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated insurance liabilities for workers’ compensation, automobile liability, general liability and property claims increased by $8.6 million for the nine months ended September 30, 2016 compared to the year ended December 31, 2015, primarily due to higher revenues, including the impact of acquired companies. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability and property claims had increased by 10%, it would have resulted in $15.3 million of additional expense for the nine months ended September 30, 2016.

Income Taxes
We had net deferred income tax liabilities at September 30, 2016 and December 31, 2015 of $129.8 million and $120.6 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liabilities are deferred income tax assets. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of September 30, 2016 and December 31, 2015, the total valuation allowance on deferred income tax assets, related to state net operating carryforwards, was approximately $1.7 million and $0.8 million, respectively.
Goodwill and Identifiable Intangible Assets
As of September 30, 2016, we had $979.3 million and $500.1 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2015, goodwill and net identifiable intangible assets were $843.2 million and $472.8 million, respectively. The changes to goodwill since December 31, 2015 were related to the acquisition of two companies in 2016 and a purchase price adjustment related to an acquisition made in 2015. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 13, “Segment Information”, of the notes to condensed consolidated financial statements. In assessing whether our goodwill is impaired, we utilize the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further analysis is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. No impairment of our goodwill was recognized during the three and nine months ended September 30, 2016 and 2015.
As of September 30, 2016, we had $979.3 million of goodwill on our balance sheet and, of this amount, 39.3% relates to our United States industrial services segment, 25.0% relates to our United States building services segment, 23.1% relates to our United States mechanical construction and facilities services segment and 12.6% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, October 1, 2015, the carrying values of our United States industrial services segment, our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment were approximately $725.5 million, $445.1 million, $249.5 million and $62.9 million, respectively. The fair values of our United States industrial services segment, our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment exceeded their carrying values by approximately $52.5 million, $291.2 million, $773.2 million, and $661.7 million, respectively. The weighted average cost of capital used in testing goodwill for impairment was 11.1%, 11.1% and 11.0% for our domestic construction segments, our United states building services segment and our United States industrial services segment, respectively. The perpetual growth rate used was 2.7% for all of our domestic segments.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. No impairment of our trade names was recognized during the three and nine months ended September 30, 2016 and 2015.

In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. No impairment of our other identifiable intangible assets was recognized during the three and nine months ended September 30, 2016 and 2015.
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
Although we have not yet conducted our October 1, 2016 goodwill and other impairment tests, there have been no impairments recognized through the first nine months of 2016. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the nine months ended September 30, 2016, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2016 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2016 Credit Agreement bear interest at variable rates. As of September 30, 2016, there were borrowings of $125.0 million outstanding under the 2016 Revolving Credit Facility and the balance of the 2016 Term Loan was $400.0 million. This instrument bears interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.52% at September 30, 2016) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.50% at September 30, 2016), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at September 30, 2016 was 1.77%. Based on the $525.0 million borrowings outstanding under the 2016 Credit Agreement, if overall interest rates were to increase by 25 basis points, interest expense, net of income taxes, would increase by approximately $0.8 million in the next twelve months. Conversely, if overall interest rates were to decrease by 25 basis points, interest expense, net of income taxes, would decrease by approximately $0.8 million in the next twelve months. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. The 2016 Credit Agreement expires on August 3, 2021. There is no guarantee that we will be able to renew the 2016 Credit Agreement at its expiration.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. – OTHER INFORMATION.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs
July 1, 2016 to July 31, 2016	None	None	None	$228,063,746
August 1, 2016 to August 31, 2016	None	None	None	$228,063,746
September 1, 2016 to September 30 2016	50,000	$59.02	50,000	$225,111,266

(1)
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014 and October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million and $200.0 million of our outstanding common stock, respectively. As of September 30, 2016, there remained authorization for us to repurchase approximately $225.1 million of our shares. No shares have been repurchased by us since the programs have been announced other than pursuant to these publicly announced programs. We may repurchase our shares from time to time as permitted by securities laws and other legal requirements.

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
Date: October 27, 2016

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
4(a)
Fifth Amended and Restated Credit Agreement dated as of August 3, 2016 by and among EMCOR Group, Inc. and a subsidiary and Bank of Montreal, as Agent and the lenders listed on the signature pages thereof (the “Credit Agreement”)
Filed herewith
4(b)	Fifth Amended and Restated Security Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Filed herewith
4(c)	Fifth Amended and Restated Pledge Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Filed herewith
4(d)	Fourth Amended and Restated Guaranty Agreement dated as of August 3, 2016 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Filed herewith

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(h-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(i-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(i-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(i-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(i-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(j-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(j-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(j-3)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)
10(k-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-2)	Third Amendment to Severance Agreement dated June 4, 2015 between EMCOR and Sheldon I. Cammaker	Exhibit 10(k-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (“June 2015 Form 10-Q”)
10(l-1)	Severence Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio	Filed herewith
10(l-2)	Continuity Agreeement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio	Filed herewith
10(m-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(m-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(m-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(m-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (“March 2012 Form 10-Q”)
10(m-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR’s Quarterly Report on Form 10Q for the quarter ended March 31, 2014
10(m-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(m-7)	Fifth Amendment to LTIP	Exhibit 10(l-7) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”)
10(m-8)	Sixth Amendment to LTIP	Exhibit 10(l-8) to 2015 Form 10-K
10(n)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(o-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007
10(o-2)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K
10(p-1)	Amended and Restated 2010 Incentive Plan	Exhibit 10(q-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10(p-2)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(p-3)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K
10(q)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(r)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(s)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(t)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(u)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“June 2012 Form 10-Q”)
10(v)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”)
10(w)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(x)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(y)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(z)	Restricted Stock Unit Award Agreement dated October 23, 2013 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to 2013 Form 10-K
10(a)(a)	Restricted Stock Unit Award Agreement dated June 11, 2014 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (“June 2014 Form 10-Q”)
10(b)(b)	Restricted Stock Unit Award Agreement dated June 11, 2015 between EMCOR and Stephen W. Bershad	Exhibit 10(f)(f) to the June 30, 2015 Form 10-Q
10(c)(c)	Restricted Stock Unit Award Agreement dated October 29, 2015 between EMCOR and Steven B. Schwarzwaelder	Exhibit 10.1 to Form 8-K (Date of Report October 30, 2015)
10(d)(d)	Restricted Stock Unit Award Agreement dated June 2, 2016 between EMCOR and Stephen W. Bershad	Exhibit 10(c)(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016
10(e)(e)	Executive Compensation Recoupment Policy	Exhibit 10(h)(h) to 2015 Form 10-K
11	Computation of Basic EPS and Diluted EPS for the three and nine months ended September 30, 2016 and 2015	Note 5 of the Notes to the Condensed Consolidated Financial Statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Filed herewith
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Condensed Consolidated Financial Statements.
Filed