Form 10-K
period 2016-12-31
EMCOR GROUP INC
filed 2017-02-23
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,259,000,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the New York Stock Exchange reported for such date. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock (based solely on filings of such 5% holders) have been excluded from such calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of the registrant’s common stock outstanding as of the close of business on February 17, 2017: 59,660,404 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III. Portions of the definitive proxy statement for the 2017 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

[This Page Intentionally Left Blank]

FORWARD-LOOKING STATEMENTS
Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the “Safe Harbor” provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including market share growth, gross profit, project mix, projects with varying profit margins, selling, general and administrative expenses, and trends in our business and other characterizations of future events or circumstances. From time to time, forward-looking statements are also included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our website and in other material released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report, and in our Forms 10-Q for the three months ended March 31, 2016, June 30, 2016 and September 30, 2016 and in other reports filed by us from time to time with the SEC as well as in press releases, in our presentations, on our website and in other material released to the public. Such risks, uncertainties and assumptions are difficult to predict, beyond our control and may turn out to be inaccurate, causing actual results to differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

[This Page Intentionally Left Blank]

PART I

ITEM 1. BUSINESS
References to the “Company,” “EMCOR,” “we,” “us,” “our” and similar words refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise.
General
We are one of the largest electrical and mechanical construction and facilities services firms in the United States. In addition, we provide a number of building services and industrial services. In 2016, we had revenues of approximately $7.6 billion. Our services are provided to a broad range of commercial, industrial, utility and institutional customers through approximately 75 operating subsidiaries and joint venture entities. Our executive offices are located at 301 Merritt Seven, Norwalk, Connecticut 06851-1092, and our telephone number at those offices is (203) 849-7800.
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
We design, integrate, install, start-up, operate and maintain various electrical and mechanical systems, including:

•	Electric power transmission and distribution systems;

•	Premises electrical and lighting systems;

•	Process instrumentation in the refining, chemical process, food process and mining industries;

•	Low-voltage systems, such as fire alarm, security and process control systems;

•	Voice and data communications systems;

•	Roadway and transit lighting and fiber optic lines;

•	Heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems;

•	Fire protection systems;

•	Plumbing, process and high-purity piping systems;

•	Controls and filtration systems;

•	Water and wastewater treatment systems;

•	Central plant heating and cooling systems;

•	Crane and rigging services;

•	Millwright services; and

•	Steel fabrication, erection, and welding services.
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
We provide construction services and building services directly to corporations, municipalities and federal and state governmental entities, owners/developers, and tenants of buildings. We also provide our construction services indirectly by acting as a subcontractor to general contractors, systems suppliers, property managers and other subcontractors. Our industrial services are generally provided directly to refineries and petrochemical plants. Worldwide, as of December 31, 2016, we had approximately 31,000 employees.
Our revenues are derived from many different customers in numerous industries, which have operations in several different geographical areas. Of our 2016 revenues, approximately 96% were generated in the United States and approximately 4% were generated in foreign countries, substantially all in the United Kingdom. In 2016, approximately 34% of revenues were derived from new construction projects, 21% were derived from renovation and retrofit of customers’ existing facilities, 31% were derived from building services, and 14% were derived from industrial services.
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
Operations
The electrical and mechanical construction services industry has grown over the years due principally to the increased content, complexity and sophistication of electrical and mechanical systems, as well as the installation of more technologically advanced voice and data communications, lighting, and environmental control systems in all types of facilities, in large part due to the integration of digital processing and information technology. For these reasons, buildings need extensive electrical distribution systems. In addition, advanced voice and data communication systems require sophisticated power supplies and extensive low-voltage and fiber-optic communications cabling. Moreover, the need for substantial environmental controls within a building, due to the heightened need for climate control to maintain extensive computer systems at optimal temperatures, and the demand for energy savings and environmental controls in individual spaces have over the years expanded opportunities for our electrical and mechanical services businesses. The demand for these services is typically driven by non-residential construction and renovation activity.

Electrical and mechanical construction services primarily involve the design, integration, installation and start-up, and provision of services relating to: (a) electric power transmission and distribution systems, including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and controls; (b) premises electrical and lighting systems, including fixtures and controls; (c) process instrumentation in the refining, chemical process, food process and mining industries; (d) low-voltage systems, such as fire alarm, security and process control systems; (e) voice and data communications systems, including fiber-optic and low-voltage cabling; (f) roadway and transit lighting and fiber-optic lines; (g) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; (h) fire protection systems; (i) plumbing, process and high-purity piping systems; (j) controls and filtration systems; (k) water and wastewater treatment systems; (l) central plant heating and cooling systems; (m) cranes and rigging; (n) millwrighting; and (o) steel fabrication, erection and welding.
Electrical and mechanical construction services generally fall into one of three categories: (a) large installation projects with contracts often in the multi-million dollar range that involve construction of manufacturing and commercial buildings and institutional and public works projects or the fit-out of large blocks of space within commercial buildings, (b) large and medium sized capital and maintenance projects for manufacturing, petrochemical, oil and industrial clients and (c) smaller installation projects typically involving fit-out, renovation and retrofit work.
Our United States electrical and mechanical construction services accounted for about 54% of our 2016 revenues, approximately 62% of which were related to new construction and approximately 38% of which were related to renovation and retrofit projects.
We provide electrical and mechanical construction services for both large and small installation and renovation projects. Our largest projects have included those: (a) for institutional purposes (such as educational and correctional facilities and research laboratories); (b) for manufacturing purposes (such as pharmaceutical plants, steel, pulp and paper mills, chemical, food, automotive and semiconductor manufacturing facilities and power generation); (c) for transportation purposes (such as highways, bridges, airports and transit systems); (d) for commercial purposes (such as office buildings, data centers, convention centers, sports stadiums and shopping malls); (e) for hospitality purposes (such as resorts, hotels and casinos); (f) for water and wastewater purposes; (g) for healthcare purposes; (h) for process facilities such as oil and gas refineries and chemical processing plants; and (i) for oil and gas pipeline compressor stations and terminal and metering facilities. Our largest projects, which typically range in size from $10.0 million up to and occasionally exceeding $150.0 million and are frequently multi-year projects, represented approximately 29% of our worldwide construction services revenues in 2016.
Our projects of less than $10.0 million accounted for approximately 71% of our worldwide construction services revenues in 2016. These projects are typically completed in less than one year. They usually involve electrical and mechanical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use. These projects frequently require electrical and mechanical systems to meet special needs such as critical systems power supply, fire protection systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, new production lines in manufacturing plants, and office arrangements in existing office buildings. They are not usually dependent upon the new construction market. Demand for these projects and types of services is often prompted by the expiration of leases, changes in technology, or changes in the customer’s plant or office layout in the normal course of a customer’s business.
We have a broad customer base with many long-standing relationships. We perform construction services pursuant to contracts with owners (such as corporations, municipalities and other governmental entities), general contractors, systems suppliers, construction managers, developers, other subcontractors and tenants of commercial properties. Institutional and public works projects are frequently long-term complex projects that require significant technical and management skills and the financial strength to obtain bid and performance bonds, which are often a condition to bidding for and winning these projects.
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

These building services, which generated approximately 31% of our 2016 revenues, are provided to owners, operators, tenants and managers of all types of facilities both on a contract basis for a specified period of time and on an individual task order basis. Of our 2016 building services revenues, approximately 89% were generated in the United States and approximately 11% were generated in the United Kingdom.
Our building services operations have built upon our traditional electrical and mechanical services operations and our client relationships to expand the scope of services being offered and to develop packages of services for customers on a regional and national basis.
Demand for our building services is often driven by customers’ decisions to focus on their core competencies, customers’ programs to reduce costs, the increasing technical complexity of their facilities and their mechanical, electrical, voice and data and other systems, and the need for increased reliability, especially in electrical and mechanical systems. These trends have led to outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out those activities that support, but are not directly associated with, the customer’s core business. Clients of our building services business include federal and state governments, utilities, independent power producers, and major corporations engaged in information technology, telecommunications, pharmaceuticals, financial services, publishing and other manufacturing, and large retailers and other businesses with geographically dispersed portfolios throughout the United States.
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
In the Washington D.C. metropolitan area, we provide building services at a number of preeminent buildings, including those that house the Secret Service, The Federal Deposit Insurance Corporation, the National Foreign Affairs Training Center, and the Department of Health and Human Services, as well as other government facilities, including the NASA Jet Propulsion Laboratory in Pasadena, California. We also provide building services to a number of military bases, including base operations support services to the Navy National Capital Region and the Army’s Fort Huachuca, Arizona, and are involved in a joint venture providing building services to the Naval Support Activity Mid-South Base in Tennessee. The agreements pursuant to which this division provides services to the federal government are frequently for a base year and a number of option years exercisable at the sole discretion of the government, are often subject to renegotiation by the government in terms of scope of services, and are subject to termination by the government prior to the expiration of the applicable term.
Our United Kingdom subsidiary primarily focuses on building services and currently provides a broad range of services under multi-year agreements to public and private sector customers, including airlines, airports, real estate property managers, manufacturers and governmental agencies.
Our industrial services business, which generated approximately 14% of our 2016 revenues, is a recognized leader in the refinery turnaround market and has a growing presence in the petrochemical market. In July 2013, we acquired RepconStrickland, Inc., expanding services we provide to our refinery and petrochemical customers and significantly increasing the size of our industrial services business. Our industrial services business: (a) provides after-market maintenance, repair and cleaning services for highly engineered shell and tube heat exchangers for refineries and petrochemical plants both in the field and at our own shops, including tube and shell repairs, bundle repairs, and extraction services, and (b) designs and manufactures new highly engineered shell and tube heat exchangers. We also perform a broad range of turnaround and maintenance services for critical units of refineries so as to upgrade, repair and maintain them. Such services include turnaround and maintenance services relating to: (i) engineering and planning services in advance of complex refinery turnarounds; (ii) overhaul and maintenance of critical process units (including hydrofluoric alkylation units, fluid catalytic cracking units, coking units, heaters, heat exchangers and related mechanical equipment) during refinery and petrochemical plant shut downs; (iii) replacement and new construction capital projects for refineries and petrochemical plants; and (iv) other related specialty technical services such as (a) welding (including pipe welding) and fabrication; heater, boiler, and reformer repairs and replacements; converter repair and revamps; and vessel, exchanger and tower services; (b) tower and column repairs in refineries and petrochemical facilities; (c) installation and repair of refractory materials for critical units in process plants so as to protect equipment from corrosion, erosion, and extreme temperatures; and (d) acid-proofing services to protect critical components at refineries from chemical exposure.

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
While the building services business is also highly fragmented, with most competitors operating in a specific geographic region, a number of large United States based corporations such as AECOM Technology Corporation, Johnson Controls, Inc., Fluor Corp., J&J Worldwide Services, Cushman & Wakefield Inc., CB Richard Ellis, Inc., Jones Lang LaSalle Incorporated, Sodexo, Inc., Aramark Corporation and ABM Industries Incorporated are engaged in this field, as are large original equipment manufacturers such as Carrier Corp. and Trane Inc. In addition, we compete with several regional firms serving all or portions of the markets we target, such as Brickman Valley Crest, Inc., Kellermeyer Bergensons Services, Inc., SMS Assist, LLC and Ferandino & Sons, Inc. Our principal services competitors in the United Kingdom include ISS UK Ltd. and MITIE Group plc. The key competitive factors in the building services business include price, service, quality, technical expertise, geographic scope and the availability of qualified personnel and managers. Due to our size, both financial and geographic, and our technical capability and management experience, we believe we are in a strong competitive position in the building services business. However, there are relatively few barriers to entry to most of our building services businesses.
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
Employees
At December 31, 2016, we employed approximately 31,000 people, approximately 55% of whom are represented by various unions pursuant to approximately 400 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.
Backlog
Our backlog at December 31, 2016 was $3.90 billion compared to $3.77 billion of backlog at December 31, 2015. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We include a project within our backlog at such time as a contract is awarded and agreement on contract terms has been reached. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of services contracts. However, we do not include in backlog contracts for which we are paid on a time and material basis and a fixed amount cannot be determined, and if the remaining term of a services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the contract award. Our backlog also includes amounts related to services contracts for which a fixed price contract value is not assigned when a reasonable estimate of total revenues can be made from budgeted amounts agreed to with our customers. Our backlog is comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business and (d) claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider recovery to be probable. Such claim amounts were immaterial for all periods presented. Our backlog does not include anticipated revenues from unconsolidated joint ventures or variable interest entities and anticipated revenues from pass-through costs on contracts for which we are acting in the capacity of an agent and which are reported on the net basis. We believe our backlog is firm, although many contracts are subject to cancellation at the election of our customers. Historically, cancellations have not had a material adverse effect on us. We estimate that 84% of our backlog as of December 31, 2016 will be recognized as revenues during 2017.
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
Our business has traditionally lagged recoveries in the general economy and, therefore, after an economic downtown we may not recover as quickly as the economy at large.
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
An increase in the prices of certain materials used in our businesses could adversely affect our businesses. We are exposed to market risk of increases in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in all of our operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 9,500 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to such projects. Fluctuations in energy prices as well as in commodity prices of materials may adversely affect our customers and as a result cause them to curtail the use of our services. Recent volatility in the price of oil has caused some of our refinery customers to curtail or delay maintenance or capital projects. Further volatility in the price of oil may adversely affect some of our refinery customers causing them to defer maintenance and/or capital projects performed by companies in our United States industrial services segment or delay purchases or repairs of heat exchangers that are manufactured and repaired by some of our companies.
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
Our business may be affected by weather conditions. Adverse weather conditions, particularly during the winter season, could impact our construction services operations as those conditions affect our ability to perform efficient work outdoors in certain regions of the United States, adversely affecting the revenues and profitability of those operations. However, the absence of snow in the United States during the winter could also cause us to experience reduced revenues and profitability in our United States building services segment, which has meaningful snow removal operations. In addition, cooler than normal temperatures during the summer months could reduce the need for our services, particularly in our businesses that install or service air conditioning units, and result in reduced revenues and profitability during the period such unseasonal weather conditions persist.
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
We may be unsuccessful in generating internal growth. Our ability to generate internal growth will be affected by, among other factors, our ability to:

•	expand the range of services offered to customers to address their evolving needs;

•	attract new customers; and

•	retain and/or increase the number of projects performed for existing customers.
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
Our unionized workforce could adversely affect our operations, and we participate in many multiemployer union pension plans which could result in substantial liabilities being incurred. As of December 31, 2016, approximately 55% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. However, only two of our collective bargaining agreements are national or regional in scope, and not all of our collective bargaining agreements expire at the same time. Strikes or work stoppages would adversely impact our relationships with our customers and could have a material adverse effect on our financial position, results of operations and cash flows. We contribute to approximately 200 multiemployer union pension plans based upon wages paid to our union employees that could result in our being responsible for a portion of the unfunded liabilities under such plans. Our potential liability for unfunded liabilities could be material. Under the Employee Retirement Income Security Act, we may become liable for our proportionate share of a multiemployer pension plan’s underfunding, if we cease to contribute to that pension plan or significantly reduce the employees in respect of which we make contributions to that pension plan. See Note 14 - Retirement Plans of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information regarding multiemployer plans.
Fluctuating foreign currency exchange rates impact our financial results. We have operations in the United Kingdom, which in 2016 accounted for approximately 4% of our revenues. Our reported financial position and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our United Kingdom operations, which are denominated in local currencies, into the U.S. dollar.
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
Adverse resolution of litigation and other legal and regulatory proceedings may harm our operating results or financial position. From time to time, we are a party to lawsuits and other legal proceedings, most of which occur in the normal course of our business. These actions and proceedings may involve actual or threatened claims by customers and/or employees for, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage or other general commercial disputes. In addition, we may be subject to class action claims alleging violations of the Fair Labor Standards Act and state wage and hour laws. Litigation and other legal proceedings can be expensive, lengthy and disruptive to normal business operations, and their outcome is inherently uncertain and difficult to accurately predict or quantify. In addition, plaintiffs in many types of actions may seek punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief. An unfavorable resolution of a particular legal proceeding or claim, whether through a settlement, mediation, court judgment or otherwise, could have a material adverse effect on our business, operating results, financial position and cash flows, and in some cases, on our reputation or our ability to obtain projects from customers, including governmental entities. See

Item 3. Legal Proceedings and Note 15 - Commitments and Contingencies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, for more information regarding legal proceedings in which we are involved.
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
A material portion of our business depends on our ability to provide surety bonds. We may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds. Our construction contracts frequently require that we obtain from surety companies and provide to our customers payment and performance bonds as a condition to the award of such contracts. Such surety bonds secure our payment and performance obligations. Under standard terms in the surety market, surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of collateral as a condition to issuing any bonds. Current or future market conditions, as well as changes in our sureties’ assessment of our or their own operating and financial risk, could cause our surety companies to decline to issue, or substantially reduce the amount of, bonds for our work or to increase our bonding costs. These actions can be taken on short notice. If our surety companies were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit, parent company guarantees or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding, we may be unable to compete for or work on certain projects. Increases in the costs of surety bonds could also adversely impact our profitability.
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
Our results of operations could be adversely affected as a result of goodwill and other identifiable intangible asset impairments. When we acquire a business, we record an asset called “goodwill” equal to the excess amount paid for the business, including liabilities assumed, over the fair value of the tangible and identifiable intangible assets of the business acquired. The Financial Accounting Standards Board (“FASB”) requires that all business combinations be accounted for using the acquisition method of accounting and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. FASB Accounting Standard Codification (“ASC”) Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”), provides that goodwill and other identifiable intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and identifiable intangible assets that have finite useful lives should continue to be amortized over their useful lives and be tested for impairment whenever facts and circumstances indicate that the carrying values may not be fully recoverable. ASC 350 also provides specific guidance for testing goodwill and other non-amortized identifiable intangible assets for impairment, which we test annually each October 1. ASC 350 requires management to make certain estimates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities. Such fair value is determined using discounted estimated future cash flows. Our development of the present value of future cash flow projections is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins and the weighted average cost of capital, among others. Much of the information used in assessing fair value is outside the control of management, such as interest rates, and these assumptions and estimates can change in future periods. There can be no assurance that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding business plans or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required to record goodwill and/or identifiable intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing on October 1, 2017 or earlier, if an indicator of an impairment is present prior to the quarter in which the annual goodwill impairment test is to be performed. It is not possible at this time to determine if any such additional impairment charge would result or, if it does, whether such a charge would be material to our results of operations.
The annual impairment review of our indefinite lived intangible assets for the year ended December 31, 2016 resulted in a $2.4 million non-cash impairment charge as a result of a change in the fair value of a subsidiary trade name associated with a prior acquisition reported within our United States mechanical construction and facilities services segment. We did not record an impairment of our goodwill for the year ended December 31, 2016.
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
The loss of one or a few customers could have an adverse effect on us. A few clients have in the past and may in the future account for a significant portion of our revenues in any one year or over a period of several consecutive years. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, fail to renew or terminate their contracts with us at any time. A loss of business from a significant client could have a material adverse effect on our business, financial position and results of operations.
We are increasingly dependent on sophisticated information technology systems; disruption, failure or cyber-security breaches of these systems could adversely affect our business and results of operations. We and our customers and third party providers rely on information technology systems and hardware and third party software to run critical accounting, project management and financial information systems. We rely upon security measures, products and services to secure our information technology systems and the confidential, proprietary and sensitive information they contain. However, our information technology systems and those of our customers and third-party providers could become subject to cyber-attacks, hacking, or other intrusions, failure or damage, which could result in operational disruptions or information misappropriation, such as theft of intellectual property or inappropriate disclosure of customer data or confidential or personal information. In addition, the proper functioning of these systems may be impacted by other causes and circumstances beyond our control, including the decision by software vendors to discontinue further development, integration or long-term software maintenance support for our information systems, or hardware interruption, damage or disruption as a result of power outages, natural disasters, or computer network failures. To the extent that our information technology systems, or those of our customers or third party providers, are disabled for a long period of time, certain key business processes could be interrupted. Any such operational disruptions and/or misappropriation or inappropriate disclosure of information could result in lost or reduced revenues, negative publicity, or business delays that could have a material adverse effect on our business, financial position and results of operations. We may also be required to expend significant resources to protect against the threat of such system disruptions and security breaches or to alleviate problems caused by such disruptions and breaches.
Natural disasters, terrorist attacks and other catastrophic events could disrupt our operations and services. Natural disasters, acts of terrorism and other catastrophic events, and the actions taken by the United States and/or other governments or actors in response to such events, may result in property damage, supply disruption or economic dislocations throughout the country. Although it is not possible to predict such events or their consequences, these events could increase the volatility of our financial results due to decreased demand and unforeseen costs, with partial or no corresponding compensation from clients.

Our failure to comply with anti-bribery statutes such as the Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010 could result in fines, criminal penalties and other sanctions that could have an adverse effect on our business. The U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act of 2010 (the “Bribery Act”) and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. We conduct a modest amount of business in a few countries that have experienced corruption to some degree. If we were found to be liable for violations under the FCPA, the Bribery Act or similar anti-bribery laws, either due to our own acts or omissions or due to the acts or omissions of others, we could incur substantial legal expenses and suffer civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial condition and results of operations, as well as our reputation.
Certain provisions of our corporate governance documents could make an acquisition of us, or a substantial interest in us, more difficult. The following provisions of our certificate of incorporation and by-laws, as currently in effect, as well as Delaware law, could discourage potential proposals to acquire us, delay or prevent a change in control of us, or limit the price that investors may be willing to pay in the future for shares of our common stock:

•	our certificate of incorporation permits our board of directors to issue “blank check” preferred stock and to adopt amendments to our by-laws;

•	our by-laws contain restrictions regarding the right of our stockholders to nominate directors and to submit proposals to be considered at stockholder meetings;

•	our certificate of incorporation and by-laws limit the right of our stockholders to call a special meeting of stockholders and to act by written consent; and

•
we are subject to provisions of Delaware law, which prohibit us from engaging in any of a broad range of business transactions with an “interested stockholder” for a period of three years following the date such stockholder becomes classified as an interested stockholder.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our operations are conducted primarily at leased properties. The following table lists facilities over 50,000 square feet, both leased and owned, and identifies the business segment that is the principal user of each such facility.

	Approximate Square Feet	Lease Expiration Date, Unless Owned
17905 and 18101 S. Broadway Carson, California (b)	68,160	7/31/2020
1168 Fesler Street El Cajon, California (b)	67,560	8/31/2020
22302 Hathaway Avenue Hayward, California (b)	105,000	7/31/2021
4462 Corporate Center Drive Los Alamitos, California (a)	57,863	12/31/2019
940 Remillard Court San Jose, California (c)	119,560	7/31/2024
5101 York Street Denver, Colorado (b)	77,553	2/28/2019
3100 Woodcreek Drive Downers Grove, Illinois (a)	56,551	7/31/2017
2219 Contractors Drive Fort Wayne, Indiana (b)	175,000	7/31/2023
5210 Investment Drive Fort Wayne, Indiana (b)	99,579	10/31/2023
7614 and 7720 Opportunity Drive Fort Wayne, Indiana (b)	144,695	10/31/2018
2655 Garfield Avenue Highland, Indiana (a)	57,765	6/30/2019
4250 Highway 30 St. Gabriel, Louisiana (d)	90,000	Owned
1750 Swisco Road Sulphur, Louisiana (d)	112,000	Owned
111-01 and 111-21 14th Avenue College Point, New York (a)	73,013	2/28/2024
70 Schmitt Boulevard Farmingdale, New York (b)	76,380	7/31/2026
2102 Tobacco Road Durham, North Carolina (b)	55,944	12/31/2018
2900 Newpark Drive Baberton, Ohio (b)	104,063	10/31/2024
1700 Markley Street Norristown, Pennsylvania (c)	90,767	9/30/2021
6045 East Shelby Drive Memphis, Tennessee (c)	53,618	4/30/2018
937 Pine Street Beaumont, Texas (d)	78,962	Owned
895 North Main Street Beaumont, Texas (d)	75,000	Owned
410 Flato Road Corpus Christi, Texas (d)	57,000	Owned
5550 Airline Drive and 25 Tidwell Road Houston, Texas (b)	97,936	12/31/2019

	Approximate Square Feet	Lease Expiration Date, Unless Owned
12415 Highway 225 La Porte, Texas (d)	78,000	Owned
2455 West 1500 South Salt Lake City, Utah (a)	58,339	4/30/2018
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

ITEM 3. LEGAL PROCEEDINGS
We are involved in several proceedings in which damages and claims have been asserted against us. Other potential claims may exist that have not yet been asserted against us. We believe that we have a number of valid defenses to such proceedings and claims and intend to vigorously defend ourselves. We do not believe that any such matters will have a material adverse effect on our financial position, results of operations or liquidity. Litigation is subject to many uncertainties and the outcome of litigation is not predictable with assurance. It is possible that some litigation matters for which reserves have not been established could be decided unfavorably to us, and that any such unfavorable decisions could have a material adverse effect on our financial position, results of operations or liquidity. See Note 15 - Commitments and Contingencies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for a discussion regarding certain legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT
Anthony J. Guzzi, Age 52; President since October 2004 and Chief Executive Officer since January 2011. From October 2004 to January 2011, Mr. Guzzi served as Chief Operating Officer of the Company. From August 2001, until he joined the Company, Mr. Guzzi served as President of the North American Distribution and Aftermarket Division of Carrier Corporation (“Carrier”). Carrier is a manufacturer and distributor of commercial and residential HVAC and refrigeration systems and equipment and a provider of after-market services and components of its own products and those of other manufacturers in both the HVAC and refrigeration industries. Mr. Guzzi is also a member of our Board of Directors.
Mark A. Pompa, Age 52; Executive Vice President and Chief Financial Officer of the Company since April 2006. From June 2003 to April 2006, Mr. Pompa was Senior Vice President-Chief Accounting Officer of the Company, and from June 2003 to January 2007, Mr. Pompa was also Treasurer of the Company. From September 1994 to June 2003, Mr. Pompa was Vice President and Controller of the Company.
R. Kevin Matz, Age 58; Executive Vice President-Shared Services of the Company since December 2007 and Senior Vice President-Shared Services from June 2003 to December 2007. From April 1996 to June 2003, Mr. Matz served as Vice President and Treasurer of the Company and Staff Vice President-Financial Services of the Company from March 1993 to April 1996.
Maxine L. Mauricio, Age 45; Senior Vice President, General Counsel and Secretary of the Company since January 2016. From January 2012 to December 2015, Ms. Mauricio was Vice President and Deputy General Counsel of the Company, and from May 2002 to December 2011, she served as Assistant General Counsel of the Company. Prior to joining the Company, Ms. Mauricio was an associate at Ropes & Gray LLP.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock trades on the New York Stock Exchange under the symbol “EME”.
The following table sets forth high and low sales prices for our common stock for the periods indicated as reported by the New York Stock Exchange:

2016	High	Low
First Quarter	$49.05	$40.98
Second Quarter	$49.88	$44.27
Third Quarter	$60.33	$47.69
Fourth Quarter	$73.44	$55.10

2015	High	Low
First Quarter	$47.20	$39.83
Second Quarter	$48.84	$43.74
Third Quarter	$48.89	$43.42
Fourth Quarter	$52.37	$42.85
Holders. As of February 17, 2017, there were approximately 214 stockholders of record and, as of that date, we estimate there were approximately 38,410 beneficial owners holding our common stock in nominee or “street” name.
Dividends. We have paid quarterly dividends since October 25, 2011. We expect that such quarterly dividends will be paid in the foreseeable future. Prior to October 25, 2011, no cash dividends had been paid on the Company’s common stock. We currently pay a regular quarterly dividend of $0.08 per share. Our 2016 Credit Agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay a quarterly dividend of $0.08 per share for the foreseeable future. See Note 9 - Debt of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further information regarding our 2016 Credit Agreement.
Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes, as of December 31, 2016, certain information regarding equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by stockholders. The information in the table and in the notes thereto has been adjusted for stock splits.

	Equity Compensation Plan Information
	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	728,165	(1)	$4.53	(1)	1,658,295	(2)
Equity Compensation Plans Not Approved by Security Holders	—		—		—
Total	728,165		$4.53		1,658,295
_________

(1)
Included within this amount are 585,165 restricted stock units awarded to our non-employee directors and employees. The weighted average exercise price would have been $23.06 had the weighted average exercise price calculation excluded such restricted stock units.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes repurchases of our common stock made by us during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plan or Programs

October 1, 2016 to October 31, 2016	262,500	$58.19	262,500	$209,829,336
November 1, 2016 to November 30, 2016	255,000	$68.55	255,000	$192,340,523
December 1, 2016 to December 31, 2016	373,639	$71.61	373,639	$165,571,482
_________

(1)
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014 and October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million and $200.0 million of our outstanding common stock, respectively. As of December 31, 2016, there remained authorization for us to repurchase approximately $165.6 million of our shares. No shares have been repurchased by us since the programs have been announced other than pursuant to these publicly announced programs. We may repurchase our shares from time to time as permitted by securities laws and other legal requirements.

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
Income Statement Data
(In thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014	2013	2012
Revenues	$7,551,524	$6,718,726	$6,424,965	$6,333,527	$6,195,494
Gross profit	$1,037,862	$944,479	$907,246	$821,646	$803,979
Impairment loss on identifiable intangible assets	$2,428	$—	$1,471	$—	$—
Gain on sale of building	$—	$—	$11,749	$—	$—
Operating income	$308,458	$287,082	$289,878	$240,350	$260,303
Net income attributable to EMCOR Group, Inc.	$181,935	$172,286	$168,664	$123,792	$146,584

Basic earnings (loss) per common share:
From continuing operations	$3.05	$2.74	$2.61	$2.19	$2.32
From discontinued operations	(0.05)	(0.00)	(0.07)	(0.34)	(0.12)
	$3.00	$2.74	$2.54	$1.85	$2.20

Diluted earnings (loss) per common share:
From continuing operations	$3.02	$2.72	$2.59	$2.16	$2.28
From discontinued operations	(0.05)	(0.00)	(0.07)	(0.34)	(0.12)
	$2.97	$2.72	$2.52	$1.82	$2.16

Balance Sheet Data (In thousands)
	As of December 31,
	2016	2015	2014	2013	2012
Equity (1)	$1,537,942	$1,480,056	$1,429,387	$1,479,626	$1,357,179
Total assets	$3,894,170	$3,542,657	$3,383,847	$3,459,488	$3,102,106
Goodwill	$979,628	$843,170	$834,102	$834,825	$566,588
Borrowings under revolving credit facility	$125,000	$—	$—	$—	$150,000
Term loan, including current maturities	$300,000	$315,000	$332,500	$350,000	$—
Other long-term debt, including current maturities	$31	$44	$57	$11	$18
Capital lease obligations, including current maturities	$3,732	$3,869	$2,883	$4,652	$5,881
  _______

(1)
During 2016, we repurchased approximately 1.5 million shares of our common stock for approximately $88.6 million. Since the inception of the repurchase programs in 2011 through December 31, 2016, we have repurchased 11.4 million shares of our common stock for approximately $484.4 million. The repurchase of shares results in a reduction of our equity. We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.08 per share, and we expect that quarterly dividends will be paid in the foreseeable future.

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
Operating Segments
We have the following reportable segments which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; process instrumentation in the refining, chemical process, food process and mining industries; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment; central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom building services. The “United States building services” and “United Kingdom building services” segments principally consist of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities, including commercial and government site-based operations and maintenance; facility maintenance and services, including reception, security and catering services; outage services to utilities and industrial plants; military base operations support services; mobile maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; and small modification and retrofit projects, which services are not generally related to customers’ construction programs. The “United States industrial services” segment principally consists of those operations which provide industrial maintenance and services, including those for refineries and petrochemical plants, including on-site repairs, maintenance and service of heat exchangers, towers, vessels and piping; design, manufacturing, repair and hydro blast cleaning of shell and tube heat exchangers and related equipment; refinery turnaround planning and engineering services; specialty welding services; overhaul and maintenance of critical process units in refineries and petrochemical plants; and specialty technical services for refineries and petrochemical plants.
We completed the acquisition of Ardent Services, L.L.C. and Rabalais Constructors, LLC (collectively, “Ardent”) during 2016. This acquisition has been included in our United States electrical construction and facilities services segment. Ardent provides electrical and instrumentation services to the petrochemical and energy infrastructure market in North America, and this acquisition further strengthens our position in electrical construction and services and broadens our capabilities across the industrial and energy sectors, especially in the Gulf Coast, Midwest and Western regions of the United States. Additionally during 2016, we acquired another company for an immaterial amount. This company provides mobile mechanical services within the Southeastern region of the United States, and its results have been included in our United States building services segment.
We acquired three companies in 2015, each for an immaterial amount. Two of the companies acquired primarily provide mechanical construction services, and their results of operations have been included in our United States mechanical construction and facilities services segment. The results of operations for the other company acquired have been included in our United States building services segment and were de minimus.

2016 versus 2015
Overview
The following table presents selected financial data for the fiscal years ended December 31, 2016 and 2015 (in thousands, except percentages and per share data):

	2016	2015
Revenues	$7,551,524	$6,718,726
Revenues increase from prior year	12.4%	4.6%
Restructuring expenses	$1,438	$824
Impairment loss on identifiable intangible assets	$2,428	$—
Operating income	$308,458	$287,082
Operating income as a percentage of revenues	4.1%	4.3%
Income from continuing operations	$185,295	$172,567
Net income attributable to EMCOR Group, Inc.	$181,935	$172,286
Diluted earnings per common share from continuing operations	$3.02	$2.72
The results of our operations for 2016 set new Company records in terms of revenues, operating income, income from continuing operations and diluted earnings per share from continuing operations. Our 2016 results included increased revenues from all of our reportable segments, except for our United Kingdom building services segment. The increase in revenues for 2016 was primarily attributable to: (a) our domestic construction segments, due to increased activity within the majority of the market sectors in which we operate, (b) our United States industrial services segment, as a result of increased demand for specialty services offerings within our field services operations, and (c) our United States building services segment, primarily due to higher volume within our mobile mechanical services operation. In addition, companies acquired in 2016 and 2015, which are reported in our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment and our United States building services segment, generated incremental revenues of $250.8 million for the year ended December 31, 2016.
The increase in operating income was attributable to improved operating performance within all of our reportable segments, except for our United States mechanical construction and facilities services segment. Our operating income was favorably impacted by: (a) our United States industrial services segment, as a result of large project activity within our field services operations, (b) our United States electrical construction and facilities services segment, primarily attributable to an increase in gross profit from commercial, transportation and hospitality construction projects, and (c) our United States building services segment, as a result of increased gross profit within our mobile mechanical services operations. In addition, companies acquired in 2016 and 2015 generated incremental operating income of $14.3 million, net of $4.1 million of amortization expense associated with identifiable intangible assets. Our 2016 operating results were negatively impacted by: (a) $27.9 million of aggregate losses incurred on two construction projects reported within our United States mechanical construction and facilities services segment and (b) $19.4 million of losses incurred on a transportation construction project in the Northeastern region of the United States reported within our United States electrical construction and facilities services segment. These three projects were substantially complete at the end of 2016, and we will seek recovery for our losses. Corporate administration operating loss increased as a result of: (a) an increase in employment costs, such as incentive compensation and salaries, (b) $3.8 million of transaction costs associated with the acquisition of Ardent in April 2016, (c) an increase in certain non-income related taxes and (d) an increase in software licensing costs and legal costs.
Our operating margin (operating income as a percentage of revenues) was 4.1% and 4.3% for 2016 and 2015, respectively. The decrease in operating margin was attributable to the cumulative impact of the three construction projects referenced above, which incurred losses of $47.3 million. These three projects resulted in a 0.7% negative impact on the Company’s operating margin for 2016.

Discussion and Analysis of Results of Operations
Revenues
The following table presents our revenues for each of our operating segments and the approximate percentages that each segment’s revenues were of total revenues for the years ended December 31, 2016 and 2015 (in thousands, except for percentages):

	2016	% of Total	2015	% of Total
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,704,403	23%	$1,367,142	20%
United States mechanical construction and facilities services	2,661,763	35%	2,312,763	34%
United States building services	1,791,787	24%	1,739,259	26%
United States industrial services	1,067,315	14%	922,085	14%
Total United States operations	7,225,268	96%	6,341,249	94%
United Kingdom building services	326,256	4%	377,477	6%
Total worldwide operations	$7,551,524	100%	$6,718,726	100%

As described in more detail below, revenues for 2016 were $7.6 billion compared to $6.7 billion for 2015.
Revenues of our United States electrical construction and facilities services segment were $1,704.4 million for the year ended December 31, 2016 compared to revenues of $1,367.1 million for the year ended December 31, 2015. Excluding the acquisition of Ardent, the increase in revenues was primarily attributable to an increase in revenues from commercial, transportation and hospitality construction projects, partially offset by a decrease in revenues from manufacturing and healthcare construction projects. The results for the year ended December 31, 2016 included $158.5 million of revenues generated by Ardent.
Our United States mechanical construction and facilities services segment revenues for the year ended December 31, 2016 were $2,661.8 million, a $349.0 million increase compared to revenues of $2,312.8 million for the year ended December 31, 2015. The increase in revenues was attributable to an increase in activity within the majority of the market sectors in which we operate. The results for the year ended December 31, 2016 included $45.9 million of incremental revenues generated by companies acquired in 2015.
Revenues of our United States building services segment were $1,791.8 million and $1,739.3 million in 2016 and 2015, respectively. The increase in revenues was primarily attributable to increased revenues from: (a) our mobile mechanical services operations as a result of greater project, service and controls activities and (b) our energy services operations, as a result of an increase in large project activity. The results for the year ended December 31, 2016 included $46.4 million of revenues generated by a company acquired in 2016. These increases were partially offset by a decrease in revenues from our government and commercial site-based services operations as a result of the loss of certain contracts not renewed pursuant to rebid, and in the case of our government site-based services operations, the result of certain scope reductions within their current contract portfolio.
Revenues of our United States industrial services segment for the year ended December 31, 2016 increased by $145.2 million compared to the year ended December 31, 2015. The increase in revenues was primarily due to increased demand for specialty services offerings within our field services operations, including large project activity. The increase in revenues from our field services operations was partially offset by a decrease in revenues from our shop services operations due to lower demand for new heat exchangers as a result of the continued curtailment in capital spending by many large integrated oil companies. In addition, revenues for the first half of 2015 were negatively impacted by a nationwide strike by union employees of certain major oil refineries which led to the cancellation of certain turnaround projects.
Our United Kingdom building services segment revenues were $326.3 million in 2016 compared to $377.5 million in 2015. This segment’s revenues decreased by $41.0 million for the year ended December 31, 2016 related to the effect of unfavorable exchange rates for the British pound versus the United States dollar resulting, in part, from the decision by the United Kingdom to exit the European Union. In addition, the decrease in this segment’s revenues was partially attributable to a decrease in small project activity within the institutional market sector.

Backlog
The following table presents our operating segment backlog from unrelated entities and their respective percentages of total backlog (in thousands, except for percentages):

	December 31, 2016	% of Total	December 31, 2015	% of Total
Backlog:
United States electrical construction and facilities services	$1,221,237	31%	$1,145,791	30%
United States mechanical construction and facilities services	1,822,921	47%	1,683,501	45%
United States building services	658,955	17%	762,196	20%
United States industrial services	50,279	1%	54,578	1%
Total United States operations	3,753,392	96%	3,646,066	97%
United Kingdom building services	149,530	4%	125,097	3%
Total worldwide operations	$3,902,922	100%	$3,771,163	100%
Our backlog at December 31, 2016 was $3.90 billion compared to $3.77 billion at December 31, 2015. This increase in backlog was primarily attributable to an increase in backlog from all of our reportable segments, except for our United States building services segment and our United States industrial services segment. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We include a project within our backlog at such time as a contract is awarded and agreement on contract terms has been reached. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of services contracts. However, we do not include in backlog contracts for which we are paid on a time and material basis and a fixed amount cannot be determined, and if the remaining term of a services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the contract award. Our backlog also includes amounts related to services contracts for which a fixed price contract value is not assigned when a reasonable estimate of total revenues can be made from budgeted amounts agreed to with our customers. Our backlog is comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business and (d) claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider recovery to be probable. Such claim amounts were immaterial for all periods presented. Our backlog does not include anticipated revenues from unconsolidated joint ventures or variable interest entities and anticipated revenues from pass-through costs on contracts for which we are acting in the capacity of an agent and which are reported on the net basis. We believe our backlog is firm, although many contracts are subject to cancellation at the election of our customers. Historically, cancellations have not had a material adverse effect on us.
Cost of sales and Gross profit
The following table presents cost of sales, gross profit (revenues less cost of sales), and gross profit margin (gross profit as a percentage of revenues) for the years ended December 31, 2016 and 2015 (in thousands, except for percentages):

	2016	2015
Cost of sales	$6,513,662	$5,774,247
Gross profit	$1,037,862	$944,479
Gross profit margin	13.7%	14.1%
Our gross profit for the year ended December 31, 2016 was $1,037.9 million, a $93.4 million increase compared to gross profit of $944.5 million for the year ended December 31, 2015. Our gross profit margin was 13.7% and 14.1% for 2016 and 2015, respectively. The increase in gross profit was attributable to increases in gross profit within all of our reportable segments, except for our United Kingdom building services segment. The decrease in gross profit margin was attributable to the cumulative impact of the three construction projects referenced above, which incurred losses of $47.3 million. These three projects resulted in a 0.8% negative impact on the Company’s gross profit margin for 2016.

Selling, general and administrative expenses
The following table presents selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) for the years ended December 31, 2016 and 2015 (in thousands, except for percentages):

	2016	2015
Selling, general and administrative expenses	$725,538	$656,573
Selling, general and administrative expenses as a percentage of revenues	9.6%	9.8%
Our selling, general and administrative expenses for the year ended December 31, 2016 were $725.5 million, a $69.0 million increase compared to selling, general and administrative expenses of $656.6 million for the year ended December 31, 2015. Selling, general and administrative expenses as a percentage of revenues were 9.6% and 9.8% for 2016 and 2015, respectively. The increase in selling, general and administrative expenses for the year ended December 31, 2016 included $30.3 million of incremental expenses directly related to companies acquired in 2016 and 2015, including amortization expense attributable to identifiable intangible assets of $3.4 million. Additionally, selling, general and administrative expenses included $3.8 million of transaction costs associated with the acquisition of Ardent in April 2016. Excluding the impact of acquisitions, the increase in selling, general and administrative expenses was primarily due to higher employee related costs such as incentive compensation, salaries and commissions. Increased incentive compensation was principally due to higher annual operating results than in the same prior year period, which resulted in increased accruals for certain of our incentive compensation plans. The increase in salaries was attributable to an increase in headcount due to higher revenues than in the same prior year period, as well as cost of living adjustments and merit pay increases. The increase in selling, general and administrative expenses was also due to increases in the provision for doubtful accounts, information technology costs and certain non-income related taxes. The decrease in SG&A margin was partially attributable to an increase in revenues without commensurate increases in our overhead cost structure.
Restructuring expenses
Restructuring expenses, primarily relating to severance obligations, were $1.4 million and $0.8 million for 2016 and 2015, respectively. As of December 31, 2016 and 2015, the balance of restructuring related obligations yet to be paid was $0.2 million and $0.1 million, respectively. The majority of obligations outstanding as of December 31, 2015 was paid during 2016. The obligations outstanding as of December 31, 2016 will be paid during the first half of 2017. No material expenses in connection with restructuring from continuing operations are expected to be incurred during 2017.
Impairment loss on goodwill and identifiable intangible assets
In conjunction with our 2016 annual impairment test on October 1, we recognized a $2.4 million non-cash impairment charge related to a subsidiary trade name within the United States mechanical construction and facilities services segment. The 2016 impairment resulted from a decrease in the hypothetical royalty rate and lower forecasted revenues from a company within this segment. No impairment of our identifiable intangible assets was recognized for the year ended December 31, 2015. Additionally, no impairment of our goodwill was recognized for the years ended December 31, 2016 and 2015.

Operating income (loss)
The following table presents by segment our operating income (loss) and each segment’s operating income (loss) as a percentage of such segment’s revenues from unrelated entities for the years ended December 31, 2016 and 2015 (in thousands, except for percentages):

	2016	% of Segment Revenues	2015	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$101,761	6.0%	$82,225	6.0%
United States mechanical construction and facilities services	133,742	5.0%	138,688	6.0%
United States building services	75,770	4.2%	70,532	4.1%
United States industrial services	77,845	7.3%	56,469	6.1%
Total United States operations	389,118	5.4%	347,914	5.5%
United Kingdom building services	11,946	3.7%	11,634	3.1%
Corporate administration	(88,740)	—	(71,642)	—
Restructuring expenses	(1,438)	—	(824)	—
Impairment loss on identifiable intangible assets	(2,428)	—	—	—
Total worldwide operations	308,458	4.1%	287,082	4.3%
Other corporate items:
Interest expense	(12,627)		(8,932)
Interest income	663		673
Income from continuing operations before income taxes	$296,494		$278,823
As described in more detail below, we had operating income of $308.5 million for 2016 compared to operating income of $287.1 million for 2015. Operating margin was 4.1% and 4.3% for 2016 and 2015, respectively. The decrease in operating margin was attributable to the cumulative impact of three construction projects, which incurred losses of $47.3 million. These projects resulted in a 0.7% negative impact on the Company’s operating margin for 2016.
Operating income of our United States electrical construction and facilities services segment for the year ended December 31, 2016 was $101.8 million compared to operating income of $82.2 million for the year ended December 31, 2015. The increase in operating income was partially attributable to an increase in gross profit from commercial, transportation and hospitality construction contracts. The increase in operating income was also partially attributable to the acquisition of Ardent, which contributed operating income of $8.1 million, net of $2.1 million of amortization expense associated with identifiable intangible assets, for the year ended December 31, 2016. Operating income was negatively impacted by a transportation construction project in the Northeastern region of the United States, which incurred losses of $19.4 million as a result of productivity issues attributable to unfavorable job-site conditions, for which we will seek recovery. This project resulted in a 1.2% negative impact on the segment’s operating margin for the year ended December 31, 2016. This project was substantially complete at the end of 2016.
Our United States mechanical construction and facilities services segment operating income for the year ended December 31, 2016 was $133.7 million, a $4.9 million decrease compared to operating income of $138.7 million for the year ended December 31, 2015. This segment’s operating results were negatively impacted by: (a) $18.3 million of losses incurred on a project at a process facility in the Western region of the United States, as a result of a contract dispute with our customer, and (b) $9.6 million of losses incurred throughout 2016 on an institutional construction project in the Southern region of the United States, due to project delays and unfavorable job-site conditions. These projects were substantially complete at the end of 2016, and we will seek recovery for our losses. Additionally, the results for 2015 included revenues of $12.1 million recognized as a result of the settlement of a claim on an institutional project located in the Southeastern region of the United States. The decrease in operating income was partially offset by an increase in gross profit from commercial and hospitality construction projects. Additionally, the results for the year ended December 31, 2016 included the receipt of $2.0 million from the former owner of a company we had previously acquired as a result of a settlement of a claim by us under the acquisition agreement. Companies acquired in 2015 generated incremental operating income of $3.4 million, net of $0.6 million of amortization expense associated with identifiable intangible assets, for the year ended December 31, 2016. The decrease in operating margin was attributable to the cumulative impact of the two projects referenced above, which resulted in a 1.2% negative impact on this segment’s operating margin for 2016.

Operating income of our United States building services segment was $75.8 million and $70.5 million in 2016 and 2015, respectively. The increase in operating income was primarily attributable to an increase in gross profit from project, service and controls activities within our mobile mechanical services operations. Additionally, a company acquired during the second quarter of 2016, within our mobile mechanical services operations, generated operating income of $2.8 million, net of $1.4 million of amortization expense associated with identifiable intangible assets, for the year ended December 31, 2016. The increase in operating margin for the year ended December 31, 2016 was attributable to an increase in gross profit margin.
Operating income of our United States industrial services segment for the year ended December 31, 2016 increased by $21.4 million compared to operating income for the year ended December 31, 2015. The increase in operating income was primarily attributable to an increase in gross profit from specialty services offerings within our field services operations, including large project activity. In addition, this segment’s results for the first half of 2015 were negatively impacted by a nationwide strike by union employees of certain major oil refineries, which led to the cancellation of certain turnaround projects. The increase in operating income was partially offset by a decrease in gross profit from our shop services operations due to lower demand for new heat exchangers as a result of the continued curtailment in capital spending by many large integrated oil companies. The increase in operating margin was attributable to a decrease in the ratio of selling, general and administrative expenses to revenues.
Our United Kingdom building services segment’s operating income for the year ended December 31, 2016 was $11.9 million compared to operating income of $11.6 million for the year ended December 31, 2015. The increase in operating income was primarily attributable to an increase in gross profit from project activity within the commercial market sector, partially as a result of several contract awards won in 2015, offset in part by a decrease of $1.5 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The increase in operating margin was attributable to an increase in gross profit margin.
Our corporate administration operating loss was $88.7 million for 2016 compared to $71.6 million in 2015. The increase in expenses for the year ended December 31, 2016 was primarily due to: (a) an increase in employment costs, such as incentive compensation, primarily due to higher annual operating results in 2016 compared to the same prior year period, (b) an increase in certain non-income related taxes, (c) an increase in software licensing costs and (d) an increase in legal costs. Additionally, operating results for the year ended December 31, 2016 included $3.8 million of transaction costs associated with the acquisition of Ardent in April 2016.
Non-operating items
Interest expense was $12.6 million and $8.9 million for 2016 and 2015, respectively. The increase in interest expense was primarily due to increased outstanding borrowings to fund acquisitions. Interest income was $0.7 million for both 2016 and 2015.
For joint ventures that have been accounted for using the consolidation method of accounting, noncontrolling interests represent the allocation of earnings to our joint venture partners who either have a minority-ownership interest in the joint venture or are not at risk for the majority of losses of the joint venture.
Our 2016 income tax provision from continuing operations was $111.2 million compared to $106.3 million for 2015. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the years ended December 31, 2016 and 2015, were 37.5% and 38.1%, respectively. The increase in the 2016 income tax provision compared to 2015 was predominantly due to the effect of increased income before income taxes and certain increases in the state tax provision attributable to the mix of earnings.
Discontinued operations
During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for all periods are presented in the Consolidated Financial Statements as discontinued operations.

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
Our 2015 results included increased revenues from all of our reportable segments. In addition, excluding the impact of the $11.7 million gain on the sale of a building and the $1.5 million impairment loss on identifiable intangible assets in 2014, our operating income increased in 2015 compared to 2014. Our overall 2015 operating income and operating margin were favorably impacted by improved operating performance within: (a) our United States mechanical construction and facilities services segment, partially attributable to revenues of $12.1 million recognized as a result of the settlement of a claim on an institutional project located in the Southeastern region of the United States, and (b) our United States building services segment, as a result of increased profitability within this segment’s mobile mechanical and commercial site-based services operations.
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
Revenues of our United States building services segment were $1,739.3 million and $1,721.3 million in 2015 and 2014, respectively. The increase in revenues was primarily attributable to increased revenues from: (a) our mobile mechanical services operations, in part due to significant activity in the California and New England regions and increased project and retrofit activities, and (b) our energy services operations. These increases were partially offset by decreased revenues from: (a) our government site-based services operations as a result of the completion in 2014 of two large long-term site-based joint venture projects not renewed pursuant to rebid and (b) our commercial site-based services operations as a result of: (i) a decline in add-on project activities, (ii) a decrease in revenues from its snow removal activities, as a result of less snowfall in geographical areas in which many of our contracts are billed on a per snow event basis, and (iii) a decrease in revenues from supplier management contracts.
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
Our gross profit for the year ended December 31, 2015 was $944.5 million, a $37.2 million increase compared to gross profit of $907.2 million for the year ended December 31, 2014. Our gross profit margin was 14.1% for both 2015 and 2014. Favorable variances in both gross profit and gross profit margin within: (a) our United States mechanical construction and facilities services segment, which included revenues of $12.1 million recognized as a result of the settlement of a claim on an institutional project located in the Southeastern region of the United States, and (b) our United States building services segment were partially offset by decreases in gross profit and gross profit margin within our United Kingdom building services and our United States electrical construction and facilities services segment. Gross profit within our United States industrial services segment slightly increased; however, gross profit margin within this segment declined due to a decrease in the billing rates and related gross profit margins within our industrial shop services operations due to competitive market conditions resulting from decreased demand for new heat exchangers as a result of volatility in crude oil prices that led to a curtailment in capital spending.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses and SG&A margin, for the years ended December 31, 2015 and 2014 (in thousands, except for percentages):

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

Restructuring expenses
Restructuring expenses were $0.8 million and $1.2 million for 2015 and 2014, respectively. The 2015 restructuring expenses included $0.9 million of employee severance obligations and the reversal of $0.1 million relating to the termination of leased facilities. The 2014 restructuring expenses included $0.6 million of employee severance obligations and $0.6 million relating to the termination of leased facilities. As of December 31, 2015 and 2014, the balance of restructuring related obligations yet to be paid was $0.1 million and $0.3 million, respectively. The majority of obligations outstanding as of December 31, 2015 and December 31, 2014 were paid during 2016 and 2015, respectively.
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
As described in more detail below, we had operating income of $287.1 million for 2015 compared to operating income of $289.9 million for 2014. Operating margin was 4.3% and 4.5% for 2015 and 2014, respectively. Included within operating income for 2014 was an $11.7 million gain on sale of a building, resulting in a 0.2% impact on our consolidated operating margin for 2014.
Operating income of our United States electrical construction and facilities services segment for the year ended December 31, 2015 was $82.2 million compared to operating income of $90.9 million for the year ended December 31, 2014. The decrease in operating income for the year ended December 31, 2015 was due to a decrease in gross profit from transportation, institutional and manufacturing construction projects and an increase in selling, general and administrative expenses due to higher employee related costs such as incentive compensation and salaries. The decrease in gross profit from transportation construction projects included approximately $10.1 million of losses incurred on several projects due to productivity issues and delays. The increase in incentive compensation was principally due to higher annual operating results within certain operations than in 2014, which resulted in increased accruals for certain of our incentive compensation plans. The decrease in operating income was partially offset by an increase in gross profit from: (a) commercial construction projects, partially due to profits recognized on contracts in the Mid-Atlantic region, and (b) healthcare construction projects. The decrease in operating margin for the year ended December 31, 2015 was attributable to a decrease in gross profit margin, partially as a result of losses recorded on transportation projects, as well as an increase in the ratio of selling, general and administrative expenses to revenues resulting from an increase in incentive compensation due to higher annual operating results within certain operations than in 2014.
Our United States mechanical construction and facilities services segment operating income for the year ended December 31, 2015 was $138.7 million, a $24.3 million increase compared to operating income of $114.4 million for the year ended December 31, 2014. Operating income was favorably impacted by an increase in gross profit from institutional, commercial and manufacturing construction projects, partially offset by an increase in selling, general and administrative expenses. The results for 2015 included revenues of $12.1 million recognized as a result of the settlement of a claim on an institutional project located in the Southeastern region of the United States. The results for 2014 included the receipt of $3.0 million from former shareholders of a company we had acquired as a result of the settlement of a claim by us under the acquisition agreement; this payment has been recorded as a reduction of "Cost of sales" in the Consolidated Statements of Operations. The increase in selling, general and administrative expenses was primarily the result of an increase in incentive compensation due to higher annual operating results than in 2014, which resulted in increased accruals for certain of our incentive compensation plans. Companies acquired in 2015 generated operating income of less than $0.1 million, net of amortization expense of $0.3 million attributable to identifiable intangible assets. The increase in operating margin for the year ended December 31, 2015 was attributable to an increase in gross profit margin.
Operating income of our United States building services segment was $70.5 million and $65.9 million in 2015 and 2014, respectively. The increase in operating income was primarily attributable to improved performance from: (a) our mobile mechanical services operations, partially due to increased profitability in projects, retrofits, repair services work and service contracts, and (b) our commercial site-based services operations, partially due to a reduction in legal costs. These increases were partially offset by a decrease in operating income from: (i) our energy services operations as, in 2014, we benefited from the successful completion of a large project and (ii) our government site-based services operations as a result of the completion in 2014 of two large long-term site-based joint venture projects not renewed pursuant to rebid. The results for the year ended December 31, 2015 included income of approximately $2.7 million, net of associated legal costs, upon the favorable settlement of a claim by us against the former owner of a company we had previously acquired within our commercial site-based services operations. The increase in operating margin for the year ended December 31, 2015 was attributable to an increase in gross profit margin.
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
Our United Kingdom building services segment’s operating income for the year ended December 31, 2015 was $11.6 million compared to operating income of $15.0 million for the year ended December 31, 2014. The decrease in operating income and operating margin was primarily attributable to the impact of $4.8 million of income recognized in the second quarter of 2014 as a result of a reduction in the estimate of certain accrued contract costs that were no longer expected to be incurred. The overall decrease in gross profit in this segment was partially offset by an increase in gross profit from both new contract awards and increased project activity within the commercial market sector. This segment recorded a decrease in operating income of $0.9 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar.
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
For joint ventures that have been accounted for using the consolidation method of accounting, noncontrolling interests represent the allocation of earnings to our joint venture partners who either have a minority-ownership interest in the joint venture or are not at risk for the majority of losses of the joint venture.
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
Discontinued operations
During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for all periods are presented in the Consolidated Financial Statements as discontinued operations.
Liquidity and Capital Resources
The following table presents net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Net cash provided by operating activities	$264,561	$266,666	$246,657
Net cash used in investing activities	$(270,671)	$(59,808)	$(21,668)
Net cash used in financing activities	$(9,429)	$(149,473)	$(229,950)
Effect of exchange rate changes on cash and cash equivalents	$(6,675)	$(2,610)	$(2,796)
Our consolidated cash balance decreased by approximately $22.2 million from $486.8 million at December 31, 2015 to $464.6 million at December 31, 2016. Net cash provided by operating activities for 2016 was $264.6 million compared to $266.7 million of net cash provided by operating activities for 2015. The decrease in cash provided by operating activities was primarily due to a reduction in cash flows from changes in inventory balances, partially offset by improved cash flows from net over-billings related to the timing of customer billings and payments. Net cash used in investing activities was $270.7 million for 2016 compared to net cash used in investing activities of $59.8 million for 2015. The increase in cash used in investing activities was primarily due to the increase in payments to acquire businesses and property, plant and equipment. Net cash used in financing activities for 2016 decreased by approximately $140.0 million compared to 2015. The decrease in net cash used in financing activities was primarily due to net borrowings of $125.0 million under our revolving credit facility, a decrease in funds used for the repurchase of common stock and a decrease in distributions to noncontrolling interests, partially offset by a decrease in proceeds from exercise of stock options. Cash flows from discontinued operations were immaterial and are not expected to significantly affect future liquidity.
Our consolidated cash balance increased by approximately $54.8 million from $432.1 million at December 31, 2014 to $486.8 million at December 31, 2015. Net cash provided by operating activities for 2015 was $266.7 million compared to $246.7 million of net cash provided by operating activities for 2014. The increase in cash provided by operating activities was primarily due to improved cash flows from: (a) net over-billings of $70.7 million, (b) accounts payable of $50.6 million and (c) other working capital changes of $40.5 million, partially offset by a reduction in cash flows from accounts receivable of $142.7 million. Net cash used in investing activities was $59.8 million for 2015 compared to net cash used in investing activities of $21.7 million for 2014. The increase in cash used in investing activities was primarily due to payments to acquire businesses in 2015. Net cash used in financing activities for 2015 decreased by approximately $80.5 million compared to 2014. The decrease in net cash used in financing activities was primarily due to a decrease in funds used for the repurchase of common stock.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving credit facility (including interest from 1.76% to 2.01%) (1)	$135.3	$2.3	$4.5	$128.5	$—
Term Loan (including interest from 1.76% to 2.01%) (1)	322.1	20.6	40.1	261.4	—
Capital lease obligations	3.9	1.1	2.2	0.6	—
Operating leases	271.0	66.3	99.6	58.3	46.8
Open purchase obligations (2)	967.9	806.3	159.7	1.9	—
Other long-term obligations, including current portion (3)	443.2	60.0	374.1	9.1	—
Liabilities related to uncertain income tax positions (4)	4.5	3.7	—	—	0.8
Total Contractual Obligations	$2,147.9	$960.3	$680.2	$459.8	$47.6

	Amount of Commitment Expirations by Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$92.2	$91.5	$0.7	$—	$—

_________

(1)
On August 3, 2016, we entered into a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”). The proceeds of the 2016 Term Loan were used to repay amounts drawn under our prior credit agreement. As of December 31, 2016, the amount outstanding under the 2016 Term Loan was $300.0 million. As of December 31, 2016, there were borrowings outstanding of $125.0 million under the 2016 Revolving Credit Facility.

(2)
Represents open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in the Consolidated Balance Sheets and should not impact future cash flows, as amounts should be recovered through customer billings.

(3)
Represents primarily insurance related liabilities, and liabilities for deferred income taxes, incentive compensation and deferred compensation, classified as other long-term liabilities in the Consolidated Balance Sheets. Cash payments for insurance and deferred compensation related liabilities may be payable beyond three years, but it is not practical to estimate these payments; therefore, these liabilities are reflected in the 1-3 years payment period. We provide funding to our post retirement plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast estimates of amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated, and therefore, have not been included in the table.

(4)	Includes $0.5 million of accrued interest.

Until August 3, 2016, we had a credit agreement dated as of November 25, 2013 (as amended, the “2013 Credit Agreement”), which provided for a revolving credit facility of $750.0 million (the “2013 Revolving Credit Facility”) and a term loan of $350.0 million (the “2013 Term Loan”). On August 3, 2016, we amended and restated the 2013 Credit Agreement to provide for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. The proceeds of the 2016 Term Loan were used to repay amounts drawn under the 2013 Term Loan, as well as a portion of the outstanding balance under the 2013 Revolving Credit Facility. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of December 31, 2016 with respect to the 2016 Credit Agreement, and as of December 31, 2015 with respect to the 2013 Credit Agreement. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.20% of the unused amount as of December 31, 2016. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.76% at December 31, 2016) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.75% at December 31, 2016), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at December 31, 2016 was 2.01%. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized an additional $3.0 million of debt issuance costs associated with the 2016 Credit Agreement. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. In connection with the amendment and restatement of the 2013 Credit Agreement, $0.1 million attributable to the acceleration of expense for debt issuance costs in connection with the 2013 Credit Agreement was recorded as part of interest expense during the third quarter of 2016. The 2016 Term Loan required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, commencing with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ending March 31, 2017, our required quarterly payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of December 31, 2016 and December 31, 2015, the balance of the 2016 Term Loan and the 2013 Term Loan was $300.0 million and $315.0 million, respectively. As of December 31, 2016 and December 31, 2015, we had approximately $91.9 million and $99.0 million of letters of credit outstanding, respectively. There were $125.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of December 31, 2016. There were no borrowings outstanding under the 2013 Revolving Credit Facility as of December 31, 2015.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2016, based on our percentage-of-completion of projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.1 billion, which represents approximately 29% of our total backlog. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
From time to time, we discuss with our current and other Surety Bond providers the amounts of Surety Bonds that may be available to us based on our financial strength and the absence of any default by us on any Surety Bond issued on our behalf, and we believe those amounts are currently adequate for our needs. However, if we experience changes in our bonding relationships or if there are adverse changes in the surety industry, we may seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds such as letters of credit, parent company guarantees or cash, seeking to convince customers to forego the requirement for Surety Bonds, by increasing our activities in our business segments that rarely require Surety Bonds such as our building and industrial services segments, and/or by refraining from bidding for certain projects that require Surety Bonds. There can be no assurance that we would be able to effectuate alternatives to providing Surety Bonds to our customers or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds. Accordingly, if we were to experience a reduction in the availability of Surety Bonds, we could experience a material adverse effect on our financial position, results of operations and/or cash flows.
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

On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014 and October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million and $200.0 million of our outstanding common stock, respectively. During 2016, we repurchased approximately 1.5 million shares of our common stock for approximately $88.6 million. Since the inception of the repurchase programs through December 31, 2016, we have repurchased 11.4 million shares of our common stock for approximately $484.4 million. As of December 31, 2016, there remained authorization for us to repurchase approximately $165.6 million of our shares. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
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
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2016 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. Negative macroeconomic trends may have an adverse effect on liquidity. During economic downturns, there have been typically fewer small discretionary projects from the private sector, and our competitors have aggressively bid larger long-term infrastructure and public sector contracts. Short-term liquidity is also impacted by the type and length of construction contracts in place and large turnaround activities in our United States industrial services segment that are billed in arrears pursuant to contractual terms that are standard within the industry. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Cost and estimated earnings in excess of billings on uncompleted contracts”, were $358.5 million and $311.5 million as of December 31, 2016 and 2015, respectively.
Long-term liquidity requirements can be expected to be met initially through cash generated from operating activities and our 2016 Revolving Credit Facility. Based upon our current credit ratings and financial position, we can reasonably expect to be able to incur long-term debt to fund acquisitions. Over the long term, our primary revenue risk factor continues to be the level of demand for non-residential construction services and for building and industrial services, which is influenced by macroeconomic trends including interest rates and governmental economic policy. In addition, our ability to win and perform work is critical to meeting long-term liquidity requirements.
We believe that our current cash balances, the borrowing capacity available under our 2016 Revolving Credit Facility and other forms of financing available to us through borrowings, combined with cash expected to be generated from operations, will be sufficient to provide our short-term and foreseeable long-term liquidity and meet our expected capital expenditure requirements.
Certain Insurance Matters
As of December 31, 2016 and 2015, we utilized approximately $91.5 million and $97.8 million, respectively, of letters of credit obtained under our 2016 Revolving Credit Facility and our 2013 Revolving Credit Facility, respectively, as collateral for insurance obligations.
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
Revenue Recognition from Long-term Construction Contracts and Services Contracts
We believe our most critical accounting policy is revenue recognition from long-term construction contracts for which we use the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with Accounting Standards Codification (“ASC”) Topic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts”, and, accordingly, is the method used for revenue recognition within our industry. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of our electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Pre-contract costs from our construction projects are generally expensed as incurred. Application of percentage-of-completion accounting results in the recognition of costs and estimated earnings in excess of billings on uncompleted contracts in the Consolidated Balance Sheets. Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the Consolidated Balance Sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of contracts. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract.
Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill and ultimately collect unbilled revenues. The profit associated with claim amounts is not recognized until the claim has been settled and payment has been received. During 2015, we recognized revenues of $12.1 million as a result of the settlement of a claim within our United States mechanical construction and facilities services segment, which represented the partial recovery of cost on a project in which we incurred significant losses in a prior year. There were no other significant settlements or payments of claims in 2016 and 2015. As of December 31, 2016 and 2015, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $21.6 million and $18.9 million, respectively, and claims of approximately $6.0 million and $0.9 million, respectively. In addition, accounts receivable as of December 31, 2016 and 2015 included claims of approximately $0.0 million and $0.3 million, respectively. There were contractually billed amounts and retention related to contracts with unapproved change orders and claims of approximately $80.5 million and $52.0 million as of December 31, 2016 and 2015, respectively. For contracts in claim status, contractually billed amounts will generally not be paid by the customer to us until final resolution of related claims. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of services for maintenance, repair and retrofit work consistent with the performance of the services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. Provisions for the entirety of estimated losses on contracts are made in the period in which such losses are determined. During 2016, we incurred $19.4 million of losses on a transportation project within our United States electrical construction and facilities services segment as a result of productivity issues attributable to unfavorable job-site conditions. In addition, within the United States mechanical construction and facilities services segment, we incurred $18.3 million of losses on a project at a process facility as a result of a contract dispute with our customer and $9.6 million of losses on an institutional project due to project delays and unfavorable job-site conditions. There were no other significant losses recognized in 2016 and 2015.
Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of past due balances. The provision for doubtful accounts during 2016, 2015 and 2014 amounted to approximately $6.2 million, $2.9 million and $2.9 million, respectively. At December 31, 2016 and 2015, our accounts receivable of $1,495.4 million and $1,359.9 million, respectively, included allowances for doubtful accounts of $12.3 million and $11.2 million, respectively. The increase in our allowance for doubtful accounts was primarily due to an increase in the provision for doubtful accounts, partially offset by the write-off of previously reserved accounts receivable. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related health care claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability and property claims increased by $12.3 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to higher revenues, including the impact of acquired companies. If our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability and property claims were to increase by 10%, it would have resulted in $15.7 million of additional expense for the year ended December 31, 2016.
Income Taxes
We had net deferred income tax liabilities at December 31, 2016 and 2015 of $117.4 million and $120.6 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liabilities are $139.4 million and $121.4 million of deferred income tax assets as of December 31, 2016 and 2015, respectively. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of December 31, 2016 and 2015, the total valuation allowance on deferred income tax assets, related to state net operating carryforwards, was approximately $3.5 million and $0.8 million, respectively. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on our taxable income, which has generally exceeded the amount of our net deferred tax asset balance and projections of future taxable income, we have determined that it is more likely than not that the net deferred income tax assets will be realized.
Goodwill and Identifiable Intangible Assets
As of December 31, 2016, we had $979.6 million and $487.4 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2015, goodwill and net identifiable intangible assets were $843.2 million and $472.8 million, respectively. The changes to goodwill since December 31, 2015 were related to the acquisition of two companies in 2016 and a purchase price adjustment related to an acquisition made in 2015. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 17, “Segment Information”, of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. In assessing whether our goodwill is impaired, we utilize the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further analysis is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to operations. The weighted average cost of capital used in our annual testing for impairment as of October 1, 2016 was 11.4%, 11.0%

and 11.5% for our domestic construction segments, our United States building services segment and our United States industrial services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for all of our domestic segments. Unfavorable changes in these key assumptions may affect future testing results and cause us to fail step one of the goodwill impairment testing process. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average costs of capital would cause the estimated fair value of our United States industrial services segment to approach its carrying value. A 50 basis point increase in the weighted average costs of capital would not significantly reduce the excess of the estimated fair value compared to the carrying value for any of our other domestic segments. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would not significantly reduce the excess of the estimated fair value compared to the carrying value for any of our domestic segments. For the years ended December 31, 2016, 2015 and 2014, no impairment of our goodwill was recognized.
As of December 31, 2016, we had $979.6 million of goodwill on our balance sheet and, of this amount, approximately 39.3% relates to our United States industrial services segment, approximately 25.0% relates to our United States building services segment, approximately 23.1% relates to our United States mechanical construction and facilities services segment and approximately 12.6% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, the carrying values of our United States industrial services, United States building services, United States mechanical construction and facilities services and United States electrical construction and facilities services segments were approximately $695.1 million, $462.4 million, $277.3 million and $268.8 million, respectively. The fair values of our United States industrial services, United States building services, United States mechanical construction and facilities services and United States electrical construction and facilities services segments exceeded their carrying values by approximately $69.2 million, $268.6 million, $791.4 million and $526.3 million, respectively.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value of such trade names using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. The annual impairment review of our trade names for the years ended December 31, 2016 and 2014 resulted in $2.4 million and $1.5 million, respectively, of non-cash impairment charges as a result of a change in the fair value of subsidiary trade names associated with certain prior acquisitions reported within our United States mechanical construction and facilities services segment and our United States building services segment. For the year ended December 31, 2015, no impairment of our trade names was recognized.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. For the years ended December 31, 2016, 2015 and 2014, no impairment of our other identifiable intangible assets was recognized.
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
Our development of the present value of future cash flow projections used in impairment testing is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins, and weighted average cost of capital, among others. Those assumptions and estimates can change in future periods, and other factors used in assessing fair value are outside the control of management, such as interest rates. There can be no assurances that estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding future business performance or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required to record goodwill and/or identifiable intangible asset impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used any derivative financial instruments during the years ended December 31, 2016 and 2015, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2016 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2016 Credit Agreement bear interest at variable rates. For further information on borrowing rates and interest rate sensitivity, refer to the Liquidity and Capital Resources discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2016, there were borrowings of $125.0 million outstanding under the 2016 Revolving Credit Facility and the balance of the 2016 Term Loan was $300.0 million. Based on the $425.0 million borrowings outstanding under the 2016 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $2.6 million for the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $2.6 million for the next twelve months.
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
Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at year end. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss), a component of equity, in the Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies may have on our consolidated results of operations is limited because the foreign operations primarily invoice customers and collect obligations in their respective local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in their same local currencies.
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction, building services and industrial services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 9,500 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that price increases, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to projects in progress.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$464,617	$486,831
Accounts receivable, less allowance for doubtful accounts of $12,252 and $11,175, respectively	1,495,431	1,359,862
Costs and estimated earnings in excess of billings on uncompleted contracts	130,697	117,734
Inventories	37,426	37,545
Prepaid expenses and other	82,676	64,140
Total current assets	2,210,847	2,066,112
Investments, notes and other long-term receivables	8,792	8,359
Property, plant and equipment, net	127,951	122,018
Goodwill	979,628	843,170
Identifiable intangible assets, net	487,398	472,834
Other assets	79,554	30,164
Total assets	$3,894,170	$3,542,657
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$15,030	$17,541
Accounts payable	501,213	488,251
Billings in excess of costs and estimated earnings on uncompleted contracts	489,242	429,235
Accrued payroll and benefits	310,514	268,033
Other accrued expenses and liabilities	195,775	209,361
Total current liabilities	1,511,774	1,412,421
Borrowings under revolving credit facility	125,000	—
Long-term debt and capital lease obligations	283,296	297,559
Other long-term obligations	436,158	352,621
Total liabilities	2,356,228	2,062,601
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 60,606,825 and 61,727,709 shares issued, respectively	606	617
Capital surplus	52,219	130,369
Accumulated other comprehensive loss	(101,703)	(76,953)
Retained earnings	1,596,269	1,432,980
Treasury stock, at cost 659,841 shares	(10,302)	(10,302)
Total EMCOR Group, Inc. stockholders’ equity	1,537,089	1,476,711
Noncontrolling interests	853	3,345
Total equity	1,537,942	1,480,056
Total liabilities and equity	$3,894,170	$3,542,657
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31,
(In thousands, except per share data)

	2016	2015	2014
Revenues	$7,551,524	$6,718,726	$6,424,965
Cost of sales	6,513,662	5,774,247	5,517,719
Gross profit	1,037,862	944,479	907,246
Selling, general and administrative expenses	725,538	656,573	626,478
Restructuring expenses	1,438	824	1,168
Impairment loss on identifiable intangible assets	2,428	—	1,471
Gain on sale of building	—	—	11,749
Operating income	308,458	287,082	289,878
Interest expense	(12,627)	(8,932)	(9,075)
Interest income	663	673	842
Income from continuing operations before income taxes	296,494	278,823	281,645
Income tax provision	111,199	106,256	103,528
Income from continuing operations	185,295	172,567	178,117
Loss from discontinued operation, net of income taxes	(3,142)	(60)	(4,690)
Net income including noncontrolling interests	182,153	172,507	173,427
Less: Net income attributable to noncontrolling interests	(218)	(221)	(4,763)
Net income attributable to EMCOR Group, Inc.	$181,935	$172,286	$168,664
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$3.05	$2.74	$2.61
From discontinued operation	(0.05)	(0.00)	(0.07)
Net income attributable to EMCOR Group, Inc. common stockholders	$3.00	$2.74	$2.54
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$3.02	$2.72	$2.59
From discontinued operation	(0.05)	(0.00)	(0.07)
Net income attributable to EMCOR Group, Inc. common stockholders	$2.97	$2.72	$2.52
Dividends declared per common share	$0.32	$0.32	$0.32
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Years Ended December 31,
(In thousands)

	2016	2015	2014
Net income including noncontrolling interests	$182,153	$172,507	$173,427
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,434)	(621)	(957)
Changes in post retirement plans (1)	(23,316)	6,865	(16,463)
Other comprehensive (loss) income	(24,750)	6,244	(17,420)
Comprehensive income	157,403	178,751	156,007
Less: Comprehensive income attributable to noncontrolling interests	(218)	(221)	(4,763)
Comprehensive income attributable to EMCOR Group, Inc.	$157,185	$178,530	$151,244
_________________

(1)	Net of tax benefit (provision) of $5.1 million, $(1.6) million and $4.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31,
(In thousands)

	2016	2015	2014
Cash flows - operating activities:
Net income including noncontrolling interests	$182,153	$172,507	$173,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,881	36,294	36,524
Amortization of identifiable intangible assets	40,908	37,895	37,966
Provision for doubtful accounts	6,194	2,853	2,918
Deferred income taxes	(8,108)	(10,300)	5,748
Loss on sale of subsidiary	—	—	608
Gain on sale of building	—	—	(11,749)
Gain on sale of property, plant and equipment	(330)	(248)	(4,920)
Excess tax benefits from share-based compensation	(2,546)	(1,663)	(8,264)
Equity income from unconsolidated entities	(1,569)	(2,883)	(1,440)
Non-cash expense for amortization of debt issuance costs	1,354	1,307	1,307
Non-cash (income) expense from contingent consideration arrangements	—	(464)	606
Non-cash expense for impairment of identifiable intangible assets	2,428	—	1,471
Non-cash share-based compensation expense	8,902	8,801	8,121
Non-cash (income) expense from changes in unrecognized income tax benefits	(759)	(317)	2,143
Distributions from unconsolidated entities	1,247	3,352	1,767
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
(Increase) decrease in accounts receivable	(98,773)	(115,303)	27,409
Decrease in inventories	954	9,733	5,269
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(7,851)	(12,837)	(13,010)
Increase (decrease) in accounts payable	13,141	25,440	(25,122)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	57,244	58,614	(11,868)
Increase in accrued payroll and benefits and other accrued expenses and liabilities	22,659	37,122	32,340
Changes in other assets and liabilities, net	8,432	16,763	(14,594)
Net cash provided by operating activities	264,561	266,666	246,657
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(232,947)	(28,195)	—
Proceeds from sale of subsidiary	—	—	1,108
Proceeds from sale of building	—	—	11,885
Proceeds from sale of property, plant and equipment	2,023	3,847	7,239
Purchase of property, plant and equipment	(39,648)	(35,460)	(38,035)
Investments in and advances to unconsolidated entities and joint ventures	(99)	—	(3,865)
Net cash used in investing activities	(270,671)	(59,808)	(21,668)
Cash flows - financing activities:
Proceeds from revolving credit facility	220,000	—	—
Repayments of revolving credit facility	(95,000)	—	—
Borrowings from long-term debt	400,000	—	—
Repayments of long-term debt and debt issuance costs	(417,990)	(17,514)	(17,454)
Repayments of capital lease obligations	(1,384)	(2,737)	(1,715)
Dividends paid to stockholders	(19,454)	(20,095)	(21,293)
Repurchase of common stock	(94,221)	(104,330)	(201,994)
Proceeds from exercise of stock options	741	3,836	6,858
Payments to satisfy minimum tax withholding	(4,225)	(3,866)	(1,481)
Issuance of common stock under employee stock purchase plan	4,814	4,223	3,615
Payments for contingent consideration arrangements	—	(403)	—
Distributions to noncontrolling interests	(2,710)	(10,250)	(4,750)
Excess tax benefits from share-based compensation	—	1,663	8,264
Net cash used in financing activities	(9,429)	(149,473)	(229,950)
Effect of exchange rate changes on cash and cash equivalents	(6,675)	(2,610)	(2,796)
(Decrease) increase in cash and cash equivalents	(22,214)	54,775	(7,757)
Cash and cash equivalents at beginning of year	486,831	432,056	439,813
Cash and cash equivalents at end of period	$464,617	$486,831	$432,056
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
For The Years Ended December 31,
(In thousands)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2013	$1,479,626	$676	$408,083	$(65,777)	$1,133,873	$(10,590)	$13,361
Net income including noncontrolling interests	173,427	—	—	—	168,664	—	4,763
Other comprehensive loss	(17,420)	—	—	(17,420)	—	—	—
Common stock issued under share-based compensation plans (2)	15,570	8	15,274	—	—	288	—
Tax withholding for common stock issued under share-based compensation plans	(1,481)	—	(1,481)	—	—	—	—
Common stock issued under employee stock purchase plan	3,615	—	3,615	—	—	—	—
Common stock dividends	(21,293)	—	253	—	(21,546)	—	—
Repurchase of common stock	(206,028)	(48)	(205,980)	—	—	—	—
Distributions to noncontrolling interests	(4,750)	—	—	—	—	—	(4,750)
Share-based compensation expense	8,121	—	8,121	—	—	—	—
Balance, December 31, 2014	$1,429,387	$636	$227,885	$(83,197)	$1,280,991	$(10,302)	$13,374
Net income including noncontrolling interests	172,507	—	—	—	172,286	—	221
Other comprehensive income	6,244	—	—	6,244	—	—	—
Common stock issued under share-based compensation plans (2)	5,433	5	5,428	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,866)	—	(3,866)	—	—	—	—
Common stock issued under employee stock purchase plan	4,223	—	4,223	—	—	—	—
Common stock dividends	(20,095)	—	202	—	(20,297)	—	—
Repurchase of common stock	(112,328)	(24)	(112,304)	—	—	—	—
Distributions to noncontrolling interests	(10,250)	—	—	—	—	—	(10,250)
Share-based compensation expense	8,801	—	8,801	—	—	—	—
Balance, December 31, 2015	$1,480,056	$617	$130,369	$(76,953)	$1,432,980	$(10,302)	$3,345
Net income including noncontrolling interests	182,153	—	—	—	181,935	—	218
Other comprehensive loss	(24,750)	—	—	(24,750)	—	—	—
Common stock issued under share-based compensation plans (3)	1,724	4	729	—	991	—	—
Tax withholding for common stock issued under share-based compensation plans	(4,225)	—	(4,225)	—	—	—	—
Common stock issued under employee stock purchase plan	4,814	—	4,814	—	—	—	—
Common stock dividends	(19,454)	—	183	—	(19,637)	—	—
Repurchase of common stock	(88,568)	(15)	(88,553)	—	—	—	—
Distributions to noncontrolling interests	(2,710)	—	—	—	—	—	(2,710)
Share-based compensation expense	8,902	—	8,902	—	—	—	—
Balance, December 31, 2016	$1,537,942	$606	$52,219	$(101,703)	$1,596,269	$(10,302)	$853
_________________

(1)
As of December 31, 2016, represents cumulative foreign currency translation and post retirement liability adjustments of $2.1 million and $(103.8) million, respectively. As of December 31, 2015, represents cumulative foreign currency translation and post retirement liability adjustments of $3.5 million and $(80.5) million, respectively. As of December 31, 2014, represents cumulative foreign currency translation and post retirement liability adjustments of $4.1 million and $(87.3) million, respectively.

(2)	Includes the tax benefit associated with share-based compensation of $1.6 million in 2015 and $8.6 million in 2014.

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
For joint ventures that have been accounted for using the consolidation method of accounting, noncontrolling interests represent the allocation of earnings to our joint venture partners who either have a minority-ownership interest in the joint venture or are not at risk for the majority of losses of the joint venture.
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
Revenue Recognition
Revenues from long-term construction contracts are recognized on the percentage-of-completion method in accordance with ASC Topic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts”. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of our electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Pre-contract costs from our construction projects are generally expensed as incurred. Revenues from the performance of services for maintenance, repair and retrofit work are recognized consistent with the performance of the services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. In the case of customer change orders for uncompleted long-term construction contracts, estimated recoveries are included for work performed in forecasting ultimate profitability on certain contracts. Due to uncertainties inherent in the estimation process, it is possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. During 2016, we incurred $19.4 million of losses on a transportation project within the United States electrical construction and facilities services segment as a result of productivity issues attributable to unfavorable job-site conditions. In addition, within the United

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

States mechanical construction and facilities services segment, we incurred $18.3 million of losses on a project at a process facility as a result of a contract dispute with our customer and $9.6 million of losses on an institutional project due to project delays and unfavorable job-site conditions. There were no significant losses recognized in 2015.
Costs and estimated earnings on uncompleted contracts
Costs and estimated earnings in excess of billings on uncompleted contracts arise in the consolidated balance sheets when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Also included in costs and estimated earnings on uncompleted contracts are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and/or price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on construction costs incurred in connection with claim amounts. Claims and unapproved change orders made by us involve negotiation and, in certain cases, litigation. In the event litigation costs are incurred by us in connection with claims or unapproved change orders, such litigation costs are expensed as incurred, although we may seek to recover these costs. We believe that we have established legal bases for pursuing recovery of our recorded unapproved change orders and claims, and it is management’s intention to pursue and litigate such claims, if necessary, until a determination or settlement is reached. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims and unapproved change orders may be made in the near term. If we do not successfully resolve these matters, a net expense (recorded as a reduction in revenues) may be required, in addition to amounts that may have been previously provided for. We record the profit associated with the settlement of claims upon receipt of final payment. During 2015, we recognized revenues of $12.1 million as a result of the settlement of a claim within our United States mechanical construction and facilities services segment, which represented the partial recovery of cost on a project in which we incurred significant losses in a prior year. There were no significant settlements or payments of claims in 2016. Claims against us are recognized when a loss is considered probable and amounts are reasonably determinable.
Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Costs incurred on uncompleted contracts	$7,223,436	$7,582,108
Estimated earnings, thereon	827,799	862,987
	8,051,235	8,445,095
Less: billings to date	8,409,780	8,756,596
	$(358,545)	$(311,501)
Such amounts were included in the accompanying Consolidated Balance Sheets at December 31, 2016 and 2015 under the following captions (in thousands):

	2016	2015
Costs and estimated earnings in excess of billings on uncompleted contracts	$130,697	$117,734
Billings in excess of costs and estimated earnings on uncompleted contracts	(489,242)	(429,235)
	$(358,545)	$(311,501)
As of December 31, 2016 and 2015, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $21.6 million and $18.9 million, respectively, and claims of approximately $6.0 million and $0.9 million, respectively. In addition, accounts receivable as of December 31, 2016 and 2015 included claims of approximately $0.0 million and $0.3 million, respectively. There are contractually billed amounts and retention related to contracts with unapproved change orders and claims of $80.5 million and $52.0 million as of December 31, 2016 and 2015, respectively. For contracts in claim status, contractually billed amounts will generally not be paid by the customer to us until final resolution of related claims.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Classification of Contract Amounts
In accordance with industry practice, we classify as current all assets and liabilities relating to the performance of long-term contracts. The term of our contracts ranges from one month to four years and, accordingly, collection or payment of amounts relating to these contracts may extend beyond one year. Accounts receivable at December 31, 2016 and 2015 included $222.6 million and $189.2 million, respectively, of retainage billed under terms of our contracts. We estimate that approximately 77% of this retainage will be collected during 2017. Accounts payable at December 31, 2016 and 2015 included $40.1 million and $34.6 million, respectively, of retainage withheld under terms of the contracts. We estimate that approximately 74% of this retainage will be paid during 2017.
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
Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts. This allowance is based upon the best estimate of the probable losses in existing accounts receivable. The Company determines the allowances based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, as well as historical collection and write-off experience. These amounts are re-evaluated and adjusted on a regular basis as additional information is received. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful. At December 31, 2016 and 2015, our accounts receivable of $1,495.4 million and $1,359.9 million, respectively, included allowances for doubtful accounts of $12.3 million and $11.2 million, respectively. The provision for doubtful accounts during 2016, 2015 and 2014 amounted to approximately $6.2 million, $2.9 million and $2.9 million, respectively.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined principally using the average cost method.
Property, plant and equipment
Property, plant and equipment is stated at cost. Depreciation, including amortization of assets under capital leases, is recorded principally using the straight-line method over estimated useful lives of 3 to 10 years for machinery and equipment, 3 to 7 years for vehicles, furniture and fixtures and computer hardware/software, and 25 years for buildings. Leasehold improvements are amortized over the shorter of the remaining life of the lease term or the expected service life of the improvement.
The carrying values of property, plant and equipment are reviewed for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. In performing this review for recoverability, property, plant and equipment is assessed for possible impairment by comparing their carrying values to their undiscounted net pre-tax cash flows expected to result from the use of the asset. Impaired assets are written down to their fair values, generally determined based on their estimated future discounted cash flows. Based on the results of our testing for the years ended December 31, 2016, 2015 and 2014, no impairment of property, plant and equipment was recognized.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Insurance Liabilities
Our insurance liabilities are determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. At December 31, 2016 and 2015, the estimated current portion of undiscounted insurance liabilities of $42.5 million and $29.9 million, respectively, were included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets. The estimated non-current portion of the undiscounted insurance liabilities included in “Other long-term obligations” at December 31, 2016 and 2015 were $167.9 million and $114.3 million, respectively. During 2016, the Company began reporting its insurance liabilities on a gross basis, resulting in the presentation of current anticipated insurance recoveries of $10.8 million included in “Prepaid expenses and other” and non-current anticipated insurance recoveries of $43.0 million included in “Other assets” in the accompanying Consolidated Balance Sheets. Prior to 2016, insurance liabilities were presented net of estimated insurance recoveries.
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
We account for share-based payments in accordance with the provisions of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). ASC 718 requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period. For shares subject to graded vesting, our policy is to apply the straight-line method in recognizing compensation expense. ASC 718 requires the benefits of tax deductions in excess of recognized compensation expense to be recognized in the Consolidated Statements of Operations when the underlying awards vest or are settled.
New Accounting Pronouncements
In January 2017, an accounting pronouncement was issued by the Financial Accounting Standards Board (“FASB”) to simplify the accounting for goodwill impairment. This guidance eliminates the requirement that an entity calculates the implied fair value of goodwill when measuring an impairment charge. Instead, an entity would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This pronouncement is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption is required to be applied on a prospective basis. We do not believe this guidance will have a material impact on our financial position and/or results of operations.
In March 2016, we adopted the accounting pronouncement issued by the FASB to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows. We adopted these provisions on a prospective basis. In addition, this pronouncement

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. As a result of the adoption, we recorded an adjustment to retained earnings of $1.0 million to recognize net operating loss carryforwards, net of a valuation allowance, attributable to excess tax benefits on stock compensation that had not been previously recognized to additional paid in capital. The adoption of this pronouncement did not have a material impact on our financial position and/or results of operations.
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
In May 2014, an accounting pronouncement was issued by the FASB to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The guidance permits the use of one of two retrospective transition methods. We currently anticipate adopting the standard on January 1, 2018 using the modified retrospective method. We have commenced a process to evaluate the impact of the new pronouncement on our contracts, including identifying potential differences that would result from applying the requirements of the new guidance. In 2016, we have made progress in reviewing our various types of revenue arrangements and expect to be substantially complete with such review in the second quarter of 2017. We have also started drafting accounting policies and evaluating the new disclosure requirements on our business processes, controls and systems. As a result of the review performed to date, we do not anticipate that the adoption will have a material impact on our financial position and/or results of operations, particularly as it relates to revenues generated from long-term construction, service maintenance, and time and materials contracts. However, our initial conclusion may change as we finalize our assessment. We are still evaluating the impact of the new standard on our shop services operations, which currently recognize revenue related to the engineering, manufacturing and repair of shell and tube heat exchangers when the product is shipped and all other revenue recognition criteria have been met. The adoption of the new standard may accelerate the timing of revenue recognition for such shop services if we determine control is transferred to our customers over time instead of at a point in time.
NOTE 3 - ACQUISITIONS OF BUSINESSES
On April 15, 2016, we completed the acquisition of Ardent Services, L.L.C. and Rabalais Constructors, LLC (collectively, “Ardent”). This acquisition has been included in our United States electrical construction and facilities services segment. Ardent provides electrical and instrumentation services to the energy infrastructure market in North America, and this acquisition further strengthens our position in electrical construction and services and broadens our capabilities across the industrial and energy

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS OF BUSINESSES - (Continued)

sectors, especially in the Gulf Coast, Midwest and Western regions of the United States. Under the terms of the transaction, we acquired 100% of Ardent’s equity interests for total consideration of $201.4 million. In connection with the acquisition of Ardent, we acquired working capital of $36.2 million and other net assets of $3.9 million and have preliminarily ascribed $119.8 million to goodwill and $41.5 million to identifiable intangible assets. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the future economic benefits expected from this strategic acquisition. We expect that $99.7 million of the acquired goodwill will be deductible for tax purposes. The weighted average amortization period for the identifiable intangible assets is approximately 13.5 years. We have completed the final allocation of Ardent’s purchase price, except for certain tax matters.
On April 1, 2016, we acquired a company for an immaterial amount. This company provides mobile mechanical services within the Southeastern region of the United States, and its results have been included in our United States building services segment. The purchase price for this acquisition was finalized with an insignificant impact.
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
The acquisition of these businesses was accounted for by the acquisition method, and the prices paid for them have been allocated to their respective assets and liabilities, based upon the estimated fair values of their assets and liabilities at the dates of their respective acquisition.
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
Due to a historical pattern of losses in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future, we announced during the quarter ended June 30, 2013 our decision to withdraw from the construction market in the United Kingdom. During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for all periods are presented in the Consolidated Financial Statements as discontinued operations.
The results of the discontinued operation are as follows (in thousands):

	For the twelve months ended December 31,
	2016	2015	2014
Revenues	$345	$3,823	$19,297
Loss from discontinued operation, net of income taxes	$(3,142)	$(60)	$(4,690)
Diluted loss per share from discontinued operation	$(0.05)	$(0.00)	$(0.07)
The loss from discontinued operations in 2016 was primarily due to legal costs related to the settlement of final contract balances and warranty costs incurred on construction projects completed in prior years.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - DISPOSITION OF ASSETS - (Continued)

Included in the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015 are the following major classes of assets and liabilities associated with the discontinued operation (in thousands):

	December 31, 2016	December 31, 2015
Assets of discontinued operation:
Current assets	$1,233	$2,525

Liabilities of discontinued operation:
Current liabilities	$4,036	$4,407
At December 31, 2016, the assets and liabilities of the discontinued operation consisted of accounts receivable, contract retentions and contract warranty obligations that are expected to be collected or fulfilled in the ordinary course of business. Additionally at December 31, 2016, there remained $0.1 million of obligations related to employee severance, which are expected to be paid in 2017. The settlement of the remaining assets and liabilities may result in additional income and/or expenses. Such income and/or expenses are expected to be immaterial and will be reflected as discontinued operations as incurred.
NOTE 5 - EARNINGS PER SHARE
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the years ended December 31, 2016, 2015 and 2014 (in thousands, except share and per share data):

	2016	2015	2014
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$185,077	$172,346	$173,354
Loss from discontinued operation, net of income taxes	(3,142)	(60)	(4,690)
Net income attributable to EMCOR Group, Inc. common stockholders	$181,935	$172,286	$168,664
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	60,769,808	62,789,120	66,331,886
Effect of dilutive securities—Share-based awards	436,984	518,392	730,623
Shares used to compute diluted earnings (loss) per common share	61,206,792	63,307,512	67,062,509
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$3.05	$2.74	$2.61
From discontinued operation	(0.05)	(0.00)	(0.07)
Net income attributable to EMCOR Group, Inc. common stockholders	$3.00	$2.74	$2.54
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$3.02	$2.72	$2.59
From discontinued operation	(0.05)	(0.00)	(0.07)
Net income attributable to EMCOR Group, Inc. common stockholders	$2.97	$2.72	$2.52
The number of outstanding share-based awards that were excluded from the computation of diluted EPS for the year ended December 31, 2016 because they would be anti-dilutive were 3,800. There were no anti-dilutive share-based awards for the years ended December 31, 2015 and 2014.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVENTORIES
Inventories as of December 31, 2016 and 2015 consist of the following amounts (in thousands):

	2016	2015
Raw materials and construction materials	$21,997	$23,239
Work in process	15,429	14,306
	$37,426	$37,545

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Machinery and equipment	$133,455	$123,211
Vehicles	54,165	51,673
Furniture and fixtures	21,513	20,730
Computer hardware/software	87,416	95,993
Land, buildings and leasehold improvements	90,215	88,877
Construction in progress	7,544	5,688
	394,308	386,172
Accumulated depreciation and amortization	(266,357)	(264,154)
	$127,951	$122,018
Depreciation and amortization expense related to property, plant and equipment, including capital leases, was $38.9 million, $36.3 million and $36.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
NOTE 8 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill at December 31, 2016 and 2015 was approximately $979.6 million and $843.2 million, respectively, and reflects the excess of cost over fair market value of net identifiable assets of companies acquired. Goodwill attributable to companies acquired in 2016 and 2015 has been valued at $135.9 million and $9.6 million, respectively. ASC Topic 805, “Business Combinations” (“ASC 805”) requires that all business combinations be accounted for using the acquisition method and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, such as trade names, but instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators) and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives. As of December 31, 2016, approximately 39.3% of our goodwill related to our United States industrial services segment, approximately 25.0% of our goodwill related to our United States building services segment, approximately 23.1% of our goodwill related to our United States mechanical construction and facilities services segment and approximately 12.6% of our goodwill related to our United States electrical construction and facilities services segment.
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

amount of the excess is recognized and charged to operations. The weighted average cost of capital used in our annual testing for impairment as of October 1, 2016 was 11.4%, 11.0% and 11.5% for our domestic construction segments, our United States building services segment and our United States industrial services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for all of our domestic segments. Unfavorable changes in these key assumptions may affect future testing results and cause us to fail step one of the goodwill impairment testing process. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average costs of capital would cause the estimated fair value of our United States industrial services segment to approach its carrying value. A 50 basis point increase in the weighted average costs of capital would not significantly reduce the excess of the estimated fair value compared to the carrying value for any of our other domestic segments. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would not significantly reduce the excess of the estimated fair value compared to the carrying value for any of our domestic segments. For the years ended December 31, 2016, 2015 and 2014, no impairment of our goodwill was recognized.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value of such trade names using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. The annual impairment review of our trade names for the years ended December 31, 2016 and 2014 resulted in $2.4 million and $1.5 million, respectively, of non-cash impairment charges as a result of a change in the fair value of subsidiary trade names associated with certain prior acquisitions reported within our United States mechanical construction and facilities services segment and our United States building services segment. For the year ended December 31, 2015, no impairment of our trade names was recognized.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. For the years ended December 31, 2016, 2015 and 2014, no impairment of our other identifiable intangible assets was recognized.
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
The changes in the carrying amount of goodwill by reportable segments during the years ended December 31, 2016 and 2015 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	United States industrial services segment	Total
Balance at December 31, 2014	$3,823	$217,255	$228,385	$384,639	$834,102
Acquisitions, sales and purchase price adjustments	—	8,816	252	—	9,068
Balance at December 31, 2015	3,823	226,071	228,637	384,639	843,170
Acquisitions, sales and purchase price adjustments	119,777	525	16,156	—	136,458
Balance at December 31, 2016	$123,600	$226,596	$244,793	$384,639	$979,628

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS - (Continued)

The aggregate goodwill balance as of December 31, 2014 included $210.6 million of accumulated impairment charges, which were comprised of $139.5 million within the United States building services segment and $71.1 million within the United States industrial services segment.
Identifiable intangible assets as of December 31, 2016 and 2015 consist of the following (in thousands):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$48,645	$(48,412)	$—	$233
Developed technology/Vendor network	95,661	(45,616)	—	50,045
Customer relationships	466,556	(173,156)	(4,834)	288,566
Non-competition agreements	10,220	(10,041)	—	179
Trade names (amortized)	32,848	(15,847)	—	17,001
Trade names (unamortized)	183,239	—	(51,865)	131,374
Total	$837,169	$(293,072)	$(56,699)	$487,398

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$47,745	$(47,745)	$—	$—
Developed technology/Vendor network	95,661	(40,482)	—	55,179
Customer relationships	430,356	(141,695)	(4,834)	283,827
Non-competition agreements	10,220	(9,832)	—	388
Trade names (amortized)	21,248	(12,410)	—	8,838
Trade names (unamortized)	174,039	—	(49,437)	124,602
Total	$779,269	$(252,164)	$(54,271)	$472,834

Identifiable intangible assets attributable to companies acquired in 2016 and 2015 have been valued at $57.9 million and $8.7 million, respectively. See Note 3 - Acquisitions of Businesses of the notes to consolidated financial statements for additional information. The identifiable intangible amounts are amortized on a straight-line basis, as it approximates the pattern in which the economic benefits of the identifiable intangible assets are consumed. The weighted average amortization periods for the unamortized balances remaining are, in the aggregate, approximately 10.5 years, which are comprised of the following: 10.5 years for developed technology/vendor network, 10.25 years for customer relationships, 1.25 years for non-competition agreements and 10.5 years for trade names.
Amortization expense related to identifiable intangible assets with finite lives was $40.9 million, $37.9 million and $38.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. The following table presents the estimated future amortization expense of identifiable intangible assets in the following years (in thousands):

2017	$39,210
2018	36,808
2019	34,826
2020	34,645
2021	33,851
Thereafter	176,684
$356,024

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEBT
Credit Agreement
Until August 3, 2016, we had a credit agreement dated as of November 25, 2013 (as amended, the “2013 Credit Agreement”), which provided for a revolving credit facility of $750.0 million (the “2013 Revolving Credit Facility”) and a term loan of $350.0 million (the “2013 Term Loan”). On August 3, 2016, we amended and restated the 2013 Credit Agreement to provide for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. The proceeds of the 2016 Term Loan were used to repay amounts drawn under the 2013 Term Loan, as well as a portion of the outstanding balance under the 2013 Revolving Credit Facility. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of December 31, 2016 with respect to the 2016 Credit Agreement, and as of December 31, 2015 with respect to the 2013 Credit Agreement. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.20% of the unused amount as of December 31, 2016. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.76% at December 31, 2016) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.75% at December 31, 2016), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%.The interest rate in effect at December 31, 2016 was 2.01%. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized an additional $3.0 million of debt issuance costs associated with the 2016 Credit Agreement. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. In connection with the amendment and restatement of the 2013 Credit Agreement, $0.1 million attributable to the acceleration of expense for debt issuance costs in connection with the 2013 Credit Agreement was recorded as part of interest expense during the third quarter of 2016. The 2016 Term Loan required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, commencing with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ending March 31, 2017, our required quarterly payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of December 31, 2016 and December 31, 2015, the balance of the 2016 Term Loan and the 2013 Term Loan was $300.0 million and $315.0 million, respectively. As of December 31, 2016 and December 31, 2015, we had approximately $91.9 million and $99.0 million of letters of credit outstanding, respectively. There were $125.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of December 31, 2016. There were no borrowings outstanding under the 2013 Revolving Credit Facility as of December 31, 2015.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEBT - (Continued)
Long-term debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Revolving credit facility	$125,000	$—
Term loan, interest payable at varying amounts through 2021	300,000	315,000
Unamortized debt issuance costs	(5,437)	(3,813)
Capitalized lease obligations, at weighted average interest rates from 2.5% to 5.0% payable in varying amounts through 2021	3,732	3,869
Other, payable through 2019	31	44
	423,326	315,100
Less: current maturities	15,030	17,541
	$408,296	$297,559
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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016 and December 31, 2015 (in thousands):

	Assets at Fair Value as of December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$464,617	$—	$—	$464,617
Restricted cash (2)	2,043	—	—	2,043
Deferred compensation plan assets (3)	12,153	—	—	12,153
Total	$478,813	$—	$—	$478,813

	Assets at Fair Value as of December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$486,831	$—	$—	$486,831
Restricted cash (2)	4,232	—	—	4,232
Deferred compensation plan assets (3)	7,497	—	—	7,497
Total	$498,560	$—	$—	$498,560
_________________

(1)
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, which are Level 1 assets. At December 31, 2016 and 2015, we had $154.6 million and $151.4 million, respectively, in money market funds.

(2)	Restricted cash is classified as “Prepaid expenses and other” in the Consolidated Balance Sheets.

(3)	Deferred compensation plan assets are classified as “Other assets” in the Consolidated Balance Sheets.

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

NOTE 11 - INCOME TAXES
Our 2016 income tax provision from continuing operations was $111.2 million compared to $106.3 million for 2015 and $103.5 million for 2014. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the years ended December 31, 2016, 2015 and 2014, were 37.5%, 38.1% and 37.4%, respectively. The increase in the 2016 income tax provision compared to 2015 was predominantly due to the effect of increased income before income taxes and certain increases in the state tax provision attributable to the mix of earnings. The increase in the 2015 income tax provision compared to 2014 was predominantly due to certain increases in the state tax provision attributable to the mix of earnings and the effect of a change in the United Kingdom statutory tax rate on deferred tax assets.
As of December 31, 2016 and 2015, the amount of unrecognized income tax benefits was $4.0 million and $4.8 million, respectively (of which $2.2 million and $3.0 million, if recognized, would favorably affect our effective income tax rate, respectively).
As of December 31, 2016 and 2015, we had an accrual of $0.5 million and $0.4 million for the payment of interest related to unrecognized income tax benefits included in the Consolidated Balance Sheets, respectively. During each of the years ended December 31, 2016 and 2015, we recognized approximately $0.1 million in interest expense related to our unrecognized income tax benefits. In addition, we reversed less than $0.1 million and $0.1 million of accrued interest expense related to our unrecognized income tax benefits for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, we had total income tax reserves included in “Other long-term liabilities” of $4.5 million and $5.2 million, respectively. We record interest expense on unrecognized tax benefits in income tax expense.
A reconciliation of unrecognized income tax benefits at the beginning and at the end of the year is as follows (in thousands):

	2016	2015
Balance at beginning of year	$4,761	$5,203
Additions based on tax positions related to the current year	1,415	611
Additions based on tax positions related to prior years	—	—
Reductions for tax positions of prior years	(1,360)	(1,053)
Reductions for expired statute of limitations	(834)	—
Balance at end of year	$3,982	$4,761
It is reasonably possible that approximately $3.3 million of unrecognized income tax benefits at December 31, 2016, primarily relating to uncertain tax positions attributable to tax return filing positions, may decrease in the next twelve months as a result of anticipated settlements with taxing authorities and the expiration of applicable statutes of limitations.
We file income tax returns with the Internal Revenue Service and various state, local and foreign tax agencies. The Company is currently under examination by the Internal Revenue Service and various state taxing authorities for the years 2008 through 2015.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES - (Continued)

The income tax provision in the accompanying Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014 consisted of the following (in thousands):

	2016	2015	2014
Current:
Federal provision	$95,171	$94,405	$80,852
State and local provisions	23,387	21,320	14,532
Foreign provision	749	831	2,396
	119,307	116,556	97,780
Deferred	(8,108)	(10,300)	5,748
	$111,199	$106,256	$103,528
Factors accounting for the variation from U.S. statutory income tax rates from continuing operations for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014
Federal income taxes at the statutory rate	$103,773	$97,588	$98,576
Noncontrolling interests	(76)	(77)	(1,667)
State and local income taxes, net of federal tax benefits	14,801	12,590	9,944
State tax reserves	74	62	(38)
Permanent differences	3,698	3,096	2,961
Domestic manufacturing deduction	(6,830)	(6,604)	(5,008)
Excess tax benefit from share-based compensation	(2,114)	—	—
Foreign income taxes (including UK statutory rate changes)	(1,290)	(361)	(1,237)
Federal tax reserves	(893)	14	62
Other	56	(52)	(65)
	$111,199	$106,256	$103,528
The deferred income tax assets and deferred income tax liabilities recorded for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Deferred income tax assets:
Excess of amounts expensed for financial statement purposes over amounts deducted for income tax purposes:
Insurance liabilities	$62,473	$58,582
Pension liability	8,950	6,255
Deferred compensation	35,649	28,033
Other (including liabilities and reserves)	32,350	28,562
Total deferred income tax assets	139,422	121,432
Valuation allowance for deferred tax assets	(3,531)	(805)
Net deferred income tax assets	135,891	120,627
Deferred income tax liabilities:
Costs capitalized for financial statement purposes and deducted for income tax purposes:
Goodwill and identifiable intangible assets	(229,347)	(218,715)
Depreciation of property, plant and equipment	(18,145)	(17,211)
Other	(5,761)	(5,299)
Total deferred income tax liabilities	(253,253)	(241,225)
Net deferred income tax liabilities	$(117,362)	$(120,598)

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES - (Continued)

The components of the net deferred income tax liabilities in the accompanying Consolidated Balance Sheets are included in “Prepaid expenses and other” of $41.7 million and $36.0 million, “Other assets” of $12.9 million and $11.3 million, and “Other long-term obligations” of $172.0 million and $167.9 million, at December 31, 2016 and December 31, 2015, respectively.
We file a consolidated federal income tax return including all of our U.S. subsidiaries. As of December 31, 2016 and 2015, the total valuation allowance on net deferred income tax assets was approximately $3.5 million and $0.8 million, respectively, related to state and local net operating losses. The reason for the net increase in the valuation allowance for 2016 was related to the uncertainty of projected future earnings required to realize the benefit of net operating loss carryforwards for certain subsidiaries. Although realization is not assured, we believe it is more likely than not that the deferred income tax asset, net of the valuation allowance discussed above, will be realized. The amount of the deferred income tax asset considered realizable, however, could be reduced if estimates of future income are reduced.
At December 31, 2016, we had trading losses for United Kingdom income tax purposes of approximately $17.9 million, which have no expiration date. Such losses are subject to review by the United Kingdom taxing authority. Realization of the deferred income tax assets is dependent on our generating sufficient taxable income. We believe that the deferred income tax assets will be realized through projected future income.
Income before income taxes from continuing operations for the years ended December 31, 2016, 2015 and 2014 consisted of the following (in thousands):

	2016	2015	2014
United States	$283,904	$264,867	$265,529
Foreign	12,590	13,956	16,116
	$296,494	$278,823	$281,645
As of December 31, 2016, we had undistributed foreign earnings from our United Kingdom subsidiary of approximately $28.1 million for which we have not recorded a deferred tax liability, as a significant portion of such earnings were subject to tax in prior periods and the earnings which have not been subject to income taxes in prior periods are indefinitely reinvested. As of December 31, 2016, the amount of cash held in the United Kingdom was approximately $30.2 million which, if repatriated, should not result in any federal or state income taxes. As of December 31, 2016, we had undistributed foreign earnings from our Puerto Rico subsidiary of approximately $1.4 million for which we have not recorded a deferred tax liability as such earnings are indefinitely reinvested. As of December 31, 2016, the amount of cash held in Puerto Rico was approximately $3.0 million which, if repatriated, may result in federal and state income taxes of approximately $0.5 million.
NOTE 12 - COMMON STOCK
As of December 31, 2016 and December 31, 2015, there were 59,946,984 and 61,067,868 shares of our common stock outstanding, respectively.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.08 per share.
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014 and October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million and $200.0 million of our outstanding common stock, respectively. During 2016, we repurchased approximately 1.5 million shares of our common stock for approximately $88.6 million. Since the inception of the repurchase programs through December 31, 2016, we have repurchased 11.4 million shares of our common stock for approximately $484.4 million. As of December 31, 2016, there remained authorization for us to repurchase approximately $165.6 million of our shares. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SHARE-BASED COMPENSATION PLANS
We have an incentive plan under which stock options, stock awards, stock units and other share-based compensation may be granted to officers, non-employee directors and key employees of the Company. Under the terms of this plan, 3,250,000 shares were authorized, and 1,658,295 shares are available for grant or issuance as of December 31, 2016. Any issuances under this plan are valued at the fair market value of the common stock on the grant date. The vesting and expiration of any stock option grants and the vesting schedule of any stock awards or stock units are determined by the Compensation and Personnel Committee of our Board of Directors at the time of the grant. Forfeitures are recognized as they occur. Additionally, we have outstanding stock options that were issued under other plans, and no further grants may be made under those plans.
The following table summarizes activity regarding our stock options and awards of shares and stock units since December 31, 2013:

Stock Options			Restricted Stock Units
	Shares	Weighted Average Price		Shares	Weighted Average Price
Balance, December 31, 2013	1,310,697	$18.12	Balance, December 31, 2013	610,803	$31.17
Granted	—	—	Granted	176,418	$43.06
Expired	—	—	Forfeited	(500)	$43.76
Exercised	(743,923)	$13.52	Vested	(152,423)	$32.46
Balance, December 31, 2014	566,774	$24.15	Balance, December 31, 2014	634,298	$34.16
Granted	—	—	Granted	241,274	$45.23
Expired	(30,000)	$12.09	Forfeited	(3,587)	$29.56
Exercised	(230,048)	$26.71	Vested	(266,497)	$32.17
Balance, December 31, 2015	306,726	$23.42	Balance, December 31, 2015	605,488	$39.47
Granted	—	—	Granted	191,936	$46.86
Expired	—	—	Forfeited	(965)	$43.13
Exercised	(163,726)	$23.73	Vested	(304,171)	$35.29
Balance, December 31, 2016	143,000	$23.06	Balance, December 31, 2016	492,288	$44.93
We recognized $8.9 million, $8.8 million and $8.1 million of compensation expense for stock units awarded to non-employee directors and employees pursuant to incentive plans for the years ended December 31, 2016, 2015 and 2014, respectively. We have $6.3 million of compensation expense, net of income taxes, which will be recognized over the remaining vesting periods of up to approximately three years. In addition, an aggregate of 92,877 restricted stock units granted to employees and non-employee directors vested as of December 31, 2016, but issuance has been deferred up to five years or upon retirement.
All outstanding stock options were fully vested; therefore, no compensation expense was recognized for the years ended December 31, 2016, 2015 and 2014.
As a result of stock option exercises, $0.7 million, $3.8 million and $6.9 million of proceeds were received during the years ended December 31, 2016, 2015 and 2014, respectively. The income tax benefit derived in 2016, 2015 and 2014 as a result of such exercises and share-based compensation was $6.2 million, $1.6 million and $8.6 million, respectively, of which $2.5 million , $1.7 million and $8.3 million, respectively, represented excess tax benefits. The total intrinsic value of options (the amounts by which the stock price exceeded the exercise price of the option on the date of exercise) that were exercised during 2016, 2015 and 2014 was $4.6 million, $4.6 million and $23.5 million, respectively.
At December 31, 2016, 2015 and 2014, 143,000 options, 306,726 options and 566,774 options were exercisable, respectively. The weighted average exercise price of exercisable options at December 31, 2016, 2015 and 2014 was approximately $23.06, $23.42 and $24.15, respectively. The total aggregate intrinsic value of options outstanding and exercisable as of December 31, 2016, 2015 and 2014 were approximately $6.8 million, $7.6 million and $11.5 million, respectively.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SHARE-BASED COMPENSATION PLANS - (Continued)
The following table summarizes information about our outstanding stock options as of December 31, 2016:

Stock Options Outstanding and Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
$20.42 - $24.48	143,000	2.40 Years	$23.06
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
The change in benefit obligations and assets of the UK Plan for the years ended December 31, 2016 and 2015 consisted of the following components (in thousands):

	2016	2015
Change in pension benefit obligation
Benefit obligation at beginning of year	$295,825	$332,806
Interest cost	10,320	11,603
Actuarial loss (gain)	67,329	(21,707)
Benefits paid	(12,044)	(9,604)
Foreign currency exchange rate changes	(54,699)	(17,273)
Benefit obligation at end of year	306,731	295,825
Change in pension plan assets
Fair value of plan assets at beginning of year	263,555	282,095
Actual return on plan assets	47,728	569
Employer contributions	4,906	5,631
Benefits paid	(12,044)	(9,604)
Foreign currency exchange rate changes	(46,909)	(15,136)
Fair value of plan assets at end of year	257,236	263,555
Funded status at end of year	$(49,495)	$(32,270)
The actuarial loss in 2016 and actuarial gain in 2015 resulted from fluctuations in corporate bond yields leading to changes in the discount rate assumptions as disclosed below.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - RETIREMENT PLANS - (Continued)

Amounts not yet reflected in net periodic pension cost and included in accumulated other comprehensive loss:

	2016	2015
Unrecognized losses	$102,943	$88,818
The underfunded status of the UK Plan of $49.5 million and $32.3 million at December 31, 2016 and 2015, respectively, is included in “Other long-term obligations” in the accompanying Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ending December 31, 2017.
The weighted average assumptions used to determine benefit obligations as of December 31, 2016 and 2015 were as follows:

	2016	2015
Discount rate	2.7%	3.8%
The weighted average assumptions used to determine net periodic pension cost for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Discount rate	3.8%	3.6%	4.6%
Annual rate of return on plan assets	6.2%	6.3%	6.7%
The annual rate of return on plan assets has been determined by modeling possible returns using the actuary’s portfolio return calculator and the fair value of plan assets. This models the long term expected returns of the various asset classes held in the portfolio and takes into account the additional benefits of holding a diversified portfolio. For measurement purposes of the liability, the annual rates of inflation of covered pension benefits assumed for 2016 and 2015 were 2.2% and 2.0%, respectively.
The components of net periodic pension cost of the UK Plan for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014
Interest cost	$10,320	$11,603	$14,027
Expected return on plan assets	(14,227)	(16,181)	(16,888)
Amortization of unrecognized loss	2,047	2,526	2,029
Net periodic pension cost (income)	$(1,860)	$(2,052)	$(832)
Actuarial gains and losses are amortized using a corridor approach whereby cumulative gains and losses in excess of the greater of 10% of the pension benefit obligation or the fair value of plan assets are amortized over the average life expectancy of plan participants. The amortization period for 2016 was 27 years.
The reclassification adjustment, net of income taxes, for the UK Plan from accumulated other comprehensive loss into net periodic pension cost for the years ended December 31, 2016, 2015 and 2014 was approximately $1.7 million, $2.0 million and $1.6 million, respectively, which was classified as a component of “Cost of sales” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The estimated unrecognized loss for the UK Plan that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next year is approximately $2.2 million, net of income taxes.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - RETIREMENT PLANS - (Continued)

UK Plan Assets
The weighted average asset allocations and weighted average target allocations at December 31, 2016 and 2015 were as follows:

Asset Category	Target Asset Allocation	December 31, 2016	December 31, 2015
Equity securities	45.0%	44.9%	43.3%
Debt securities	55.0%	55.0%	56.3%
Cash	—%	0.1%	0.4%
Total	100.0%	100.0%	100.0%
Plan assets of our UK Plan are invested in marketable equity and equity like securities through various funds. These funds invest in a diverse range of investments, trading in the United Kingdom, the United States and other international locations, such as Asia Pacific and other European locations. Debt securities are invested in funds that invest in UK corporate bonds and UK government bonds.
The following tables set forth by level, within the fair value hierarchy discussed in Note 10 - Fair Value Measurements, the fair value of assets of the UK Plan as of December 31, 2016 and 2015 (in thousands):

	Assets at Fair Value as of December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total
Equity and equity like investments	$—	$115,416	$—	$115,416
Corporate bonds	—	103,912	—	103,912
Government bonds	—	37,473	—	37,473
Cash	435	—	—	435
Total	$435	$256,801	$—	$257,236

	Assets at Fair Value as of December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total
Equity and equity like investments	$—	$114,213	$—	$114,213
Corporate bonds	—	114,434	—	114,434
Government bonds	—	34,011	—	34,011
Cash	897	—	—	897
Total	$897	$262,658	$—	$263,555
In regards to the plan assets of our UK Plan, investment amounts have been allocated within the fair value hierarchy based on the nature of the investment. The characteristics of the assets that sit within each level are summarized as follows:
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
Cash Flows:
Contributions
Our United Kingdom subsidiary expects to contribute approximately $4.4 million to its UK Plan in 2017.
Estimated Future Benefit Payments
The following estimated benefit payments are expected to be paid in the following years (in thousands):

Pension Benefits
2017	$9,897
2018	$10,193
2019	$10,498
2020	$10,812
2021	$11,135
Succeeding five years	$60,878
The following table shows certain information for the UK Plan where the accumulated benefit obligation is in excess of plan assets as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Projected benefit obligation	$306,731	$295,825
Accumulated benefit obligation	$306,731	$295,825
Fair value of plan assets	$257,236	$263,555
We also sponsor two U.S. defined benefit plans in which participation by new individuals is frozen. The benefit obligation associated with these plans as of December 31, 2016 and 2015 was approximately $7.0 million. The estimated fair value of the plan assets as of December 31, 2016 and 2015 was approximately $5.0 million and $4.9 million, respectively. The plan assets are considered Level 1 assets within the fair value hierarchy and are predominantly invested in cash, equities, and equity and bond funds. The pension liability balances as of December 31, 2016 and 2015 are classified as “Other long-term obligations” in the accompanying Consolidated Balance Sheets. The measurement date for these two plans is December 31 of each year. The major assumptions used in the actuarial valuations to determine benefit obligations as of December 31, 2016 and 2015 included discount rates for each year of 4.00% for one plan and 3.80% for the other plan. Also, included was an expected rate of return of 7.00% for both 2016 and 2015. The reclassification adjustment, net of income taxes, from accumulated other comprehensive loss into net periodic pension cost was approximately $0.2 million for each of the years ended December 31, 2016, 2015 and 2014, which was classified as a component of “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The estimated loss for these plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next year is approximately $0.2 million, net of income taxes. The future estimated benefit payments expected to be paid from the plans for the next ten years is approximately $0.4 million per year.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - RETIREMENT PLANS - (Continued)

Multiemployer Plans
We participate in approximately 200 multiemployer pension plans (“MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As one of many participating employers in these MEPPs, we are responsible with the other participating employers for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of an MEPP and legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact the funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions.
An FIP or RP requires a particular MEPP to adopt measures to correct its underfunding status. These measures may include, but are not limited to: (a) an increase in our contribution rate as a signatory to the applicable CBA, (b) a reallocation of the contributions already being made by participating employers for various benefits to individuals participating in the MEPP and/or (c) a reduction in the benefits to be paid to future and/or current retirees. In addition, the PPA requires that a 5% surcharge be levied on employer contributions for the first year commencing after the date the employer receives notice that the MEPP is in critical status and a 10% surcharge on each succeeding year until a CBA is in place with terms and conditions consistent with the RP.
We could also be obligated to make payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce our number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closure of a subsidiary assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) would equal our proportionate share of the MEPPs’ unfunded vested benefits. We believe that certain of the MEPPs in which we participate may have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the MEPP’s current financial situation, we are unable to determine (a) the amount and timing of any future withdrawal liability, if any, and (b) whether our participation in these MEPPs could have a material adverse impact on our financial position, results of operations or liquidity. We did not record any withdrawal liability for the years ended December 31, 2016, 2015 and 2014.
The following table lists all domestic MEPPs to which our contributions exceeded $2.0 million in 2016. Additionally, this table also lists all domestic MEPPs to which we contributed in 2016 in excess of $0.5 million for MEPPs in the critical status, “red zone”, and $1.0 million in the endangered status, “orange or yellow zones”, as defined by the PPA (in thousands):

Pension Fund	EIN/Pension Plan Number	PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date of CBA
		2016	2015		2016	2015	2014
Plumbers & Pipefitters National Pension Fund	52-6152779 001	Yellow	Yellow	Implemented	$12,034	$12,021	$10,425	No	January 2017 to May 2023
Sheet Metal Workers National Pension Fund	52-6112463 001	Yellow	Yellow	Implemented	11,280	10,891	9,977	No	January 2017 to June 2020
National Automatic Sprinkler Industry Pension Fund	52-6054620 001	Red	Red	Implemented	11,075	6,697	6,000	No	May 2017 to March 2021
National Electrical Benefit Fund	53-0181657 001	Green	Green	N/A	10,328	8,513	7,985	No	March 2017 to May 2020
Pension, Hospitalization & Benefit Plan of the Electrical Industry- Pension Trust Account	13-6123601 001	Green	Green	N/A	9,687	7,543	6,219	No	January 2018 to June 2020

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - RETIREMENT PLANS - (Continued)

Pension Fund	EIN/Pension Plan Number	PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date of CBA
		2016	2015		2016	2015	2014
Northern California Pipe Trades Pension Plan	94-3190386 001	Green	Green	N/A	6,495	3,544	3,270	Yes	May 2017 to June 2018
Central Pension Fund of the IUOE & Participating Employers	36-6052390 001	Green	Green	N/A	6,211	6,465	6,518	No	February 2017 to November 2019
Electrical Contractors Association of the City of Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Pension Plan 2	51-6030753 002	Green	Green	N/A	5,518	5,759	4,051	No	June 2017 to December 2017
Plumbers Pipefitters & Mechanical Equipment Service Local Union 392 Pension Plan	31-0655223 001	Red	Red	Implemented	5,202	5,554	4,962	Yes	June 2019
Sheet Metal Workers Pension Plan of Northern California	51-6115939 001	Red	Red	Implemented	5,164	4,851	3,467	No	June 2017 to June 2019
Southern California Pipe Trades Retirement Fund	51-6108443 001	Green	Green	N/A	4,371	2,743	2,863	No	June 2017 to August 2019
Pipefitters Union Local 537 Pension Fund	51-6030859 001	Green	Green	N/A	3,970	3,939	2,981	Yes	January 2017 to August 2017
NECA-IBEW Pension Trust Fund	51-6029903 001	Green	Green	N/A	3,752	1,498	1,287	No	May 2017 to December 2017
Eighth District Electrical Pension Fund	84-6100393 001	Green	Green	N/A	3,444	3,411	2,695	Yes	August 2017 to May 2018
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919 001	Green	Green	N/A	3,390	2,620	2,880	Yes	June 2017 to May 2019
Southern California IBEW-NECA Pension Trust Fund	95-6392774 001	Red	Orange	Implemented (3)	3,289	2,894	2,776	No	June 2019 to May 2020
U.A. Plumbers Local 24 Pension Fund	22-6042823 001	Green	Green	N/A	3,147	2,431	1,998	Yes	April 2020
Sheet Metal Workers Pension Plan of Southern California, Arizona & Nevada	95-6052257 001	Yellow	Red	Pending	2,946	2,310	1,824	No	June 2017 to June 2020
U.A. Local 393 Pension Trust Fund Defined Benefit	94-6359772 002	Green	Green	N/A	2,490	4,597	3,585	Yes	June 2017 to June 2018
Heating, Piping & Refrigeration Pension Fund	52-1058013 001	Green	Green	N/A	2,402	1,948	1,877	No	July 2017 to July 2019
San Diego Electrical Pension Plan	95-6101801 001	Green	Red	N/A	2,216	2,109	1,878	Yes	May 2019 to May 2020
Boilermaker-Blacksmith National Pension Trust	48-6168020 001	Yellow	Yellow	Implemented	1,710	1,367	1,177	No	April 2017 to September 2018
U.A. Local 38 Defined Benefit Pension Plan	94-1285319 001	Yellow	Yellow	Implemented	1,521	1,526	1,605	No	June 2017
Plumbing & Pipe Fitting Local 219 Pension Fund	34-6682376 001	Red	Red	Implemented	838	1,262	1,107	Yes	May 2017

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - RETIREMENT PLANS - (Continued)

Pension Fund	EIN/Pension Plan Number	PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date of CBA
		2016	2015		2016	2015	2014
Plumbers & Pipefitters Local Union No. 502 & 633 Pension Fund	61-6078145 001	Red	Red	Implemented	713	365	232	No	May 2017 to July 2017
Steamfitters Local Union No. 420 Pension Plan	23-2004424 001	Red	Red	Implemented	709	845	862	No	April 2017 to May 2017
Carpenters Pension Trust Fund for Northern California	94-6050970 001	Red	Red	Implemented	584	380	522	No	June 2019
Other Multiemployer Pension Plans					42,811	38,973	42,968		Various
Total Contributions					$167,297	$147,056	$137,991

_________________

(1)	The zone status represents the most recent available information for the respective MEPP, which may be 2015 or earlier for the 2016 year and 2014 or earlier for the 2015 year.

(2)
This information was obtained from the respective plan’s Form 5500 (“Forms”) for the most current available filing. These dates may not correspond with our fiscal year contributions. The above noted percentages of contributions are based upon disclosures contained in the plans’ Forms. Those Forms, among other things, disclose the names of individual participating employers whose annual contributions account for more than 5% of the aggregate annual amount contributed by all participating employers for a plan year. Accordingly, if the annual contribution of two or more of our subsidiaries each accounted for less than 5% of such contributions, but in the aggregate accounted for in excess of 5% of such contributions, that greater percentage is not available and accordingly is not disclosed.

(3)	For these respective plans, a funding surcharge was currently in effect for 2016.
The nature and diversity of our business may result in volatility in the amount of our contributions to a particular MEPP for any given period. That is because, in any given market, we could be working on a significant project and/or projects, which could result in an increase in our direct labor force and a corresponding increase in our contributions to the MEPP(s) dictated by the applicable CBA. When that particular project(s) finishes and is not replaced, the number of participants in the MEPP(s) who are employed by us would also decrease, as would our level of contributions to the particular MEPP(s). Additionally, the amount of contributions to a particular MEPP could also be affected by the terms of the CBA, which could require at a particular time, an increase in the contribution rate and/or surcharges. Our contributions to various MEPPs did not significantly increase as a result of acquisitions made since 2014.
We also participate in two MEPPs that are located within the United Kingdom for which we have contributed $0.2 million for each of the years ended December 31, 2016, 2015 and 2014. The information that we have obtained relating to these plans is not as readily available and/or as comparable as the information that has been ascertained in the United States. Based upon the most recently available information, one of the plans is 100% funded, and the other plan is between 65% and less than 80% funded. A recovery plan has been put in place for the plan that is less than 80% funded, which requires higher contribution amounts to be paid by our UK operations.
Additionally, we contribute to certain multiemployer plans that provide post retirement benefits such as health and welfare benefits and/or defined contribution/annuity plans, among others. Our contributions to these plans approximated $130.5 million, $108.1 million and $98.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our contributions to other post retirement benefit plans did not significantly increase as a result of acquisitions made since 2014. The amount of contributions to these plans is also subject for the most part to the factors discussed above in conjunction with the MEPPs.
Defined Contribution Plans
We have defined contribution retirement and savings plans that cover eligible employees in the United States. Contributions to these plans are based on a percentage of the employee’s base compensation. The expenses recognized for the years ended December 31, 2016, 2015 and 2014 for these plans were $26.8 million, $26.5 million and $25.3 million, respectively. At our discretion and subject to applicable plan documents, we may make additional supplemental matching contributions to one of our defined contribution retirement and savings plans. The expenses recognized related to additional supplemental matching for the years ended December 31, 2016, 2015 and 2014 were $5.4 million, $4.8 million and $4.3 million, respectively.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - RETIREMENT PLANS - (Continued)

Our United Kingdom subsidiary has defined contribution retirement plans. The expense recognized for the years ended December 31, 2016, 2015 and 2014 was $3.6 million, $4.0 million and $4.5 million, respectively.
NOTE 15 - COMMITMENTS AND CONTINGENCIES
Commitments
We lease land, buildings and equipment under various leases. The leases frequently include renewal options and escalation clauses and require us to pay for utilities, taxes, insurance and maintenance expenses.
Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related subleases with initial or remaining terms of one or more years at December 31, 2016, were as follows (in thousands):

	Capital Leases	Operating Leases	Sublease Income
2017	$1,135	$66,328	$397
2018	887	54,821	296
2019	1,287	44,686	80
2020	627	34,098	—
2021	5	24,191	—
Thereafter	—	46,838	—
Total minimum lease payments	3,941	$270,962	$773
Amounts representing interest	(209)
Present value of net minimum lease payments	$3,732
Rent expense for operating leases and other rental items, including short-term equipment rentals charged to cost of sales, for the years ended December 31, 2016, 2015 and 2014 was $143.1 million, $122.0 million and $118.4 million, respectively. Rent expense for the years ended December 31, 2016, 2015 and 2014 was reported net of sublease rental income of $0.6 million, $1.2 million and $1.3 million, respectively.
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
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2016, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, had there been defaults on all our then existing contractual obligations, was approximately $1.1 billion. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
At December 31, 2016, we employed approximately 31,000 people, approximately 55% of whom are represented by various unions pursuant to approximately 400 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.
Restructuring expenses were $1.4 million, $0.8 million and $1.2 million for 2016, 2015 and 2014, respectively. The 2016 restructuring expenses were comprised entirely of employee severance obligations. The 2015 restructuring expenses included $0.9 million of employee severance obligations and a reversal of $0.1 million relating to the termination of leased facilities. The 2014 restructuring expenses included $0.6 million of employee severance obligations and $0.6 million relating to the termination of leased facilities. As of December 31, 2016, 2015 and 2014, the balance of our restructuring related obligations yet to be paid was $0.2 million, $0.1 million and $0.3 million, respectively. The majority of obligations outstanding as of December 31, 2015 and 2014 were paid during 2016 and 2015, respectively. The obligations outstanding as of December 31, 2016 will be paid during the first half of 2017. No material expenses in connection with restructuring from continuing operations are expected to be incurred during 2017.
The changes in restructuring activity by reportable segments during the years ended December 31, 2016 and December 31, 2015 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	Total
Balance at December 31, 2014	$255	$26	$—	$281
Charges	(106)	6	924	824
Payments	(149)	(32)	(843)	(1,024)
Balance at December 31, 2015	—	—	81	81
Charges	—	519	919	1,438
Payments	—	(331)	(987)	(1,318)
Balance at December 31, 2016	$—	$188	$13	$201
A summary of restructuring expenses by reportable segments recognized for the year ended December 31, 2016 was as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	Total
Severance	$—	$519	$919	$1,438
Leased facilities	—	—	—	—
Total charges	$—	$519	$919	$1,438
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - COMMITMENTS AND CONTINGENCIES - (Continued)

Legal Matters
One of our subsidiaries was a subcontractor to a mechanical contractor (“Mechanical Contractor”) on a construction project where an explosion occurred in 2010. An investigation of the matter could not determine who was responsible for the explosion. As a result of the explosion, lawsuits have been commenced against various parties, but, to date, no lawsuits have been commenced against our subsidiary with respect to personal injury or damage to property as a consequence of the explosion. However, the Mechanical Contractor has asserted claims, in the context of an arbitration proceeding against our subsidiary, alleging that our subsidiary is responsible for a portion of the damages for which the Mechanical Contractor may be liable as a result of: (a) personal injury suffered by individuals as a result of the explosion and (b) the Mechanical Contractor’s legal fees and associated management costs in defending against any and all such claims. The Mechanical Contractor previously asserted claims under the Connecticut and Massachusetts Unfair and Deceptive Practices Acts, but such claims were recently withdrawn. The general contractor (as assignee of the Mechanical Contractor) on the construction project, and for whom the Mechanical Contractor worked, has alleged that our subsidiary is responsible for losses asserted by the owner of the project and/or the general contractor because of delays in completion of the project and for damages to the owner’s property. We believe, and have been advised by counsel, that we have a number of meritorious defenses to all such matters. We believe that the ultimate outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. Notwithstanding our assessment of the final impact of this matter, we are not able to estimate with any certainty the amount of loss, if any, which would be associated with an adverse resolution.
We are involved in several other proceedings in which damages and claims have been asserted against us. Other potential claims may exist that have not yet been asserted against us. We believe that we have a number of valid defenses to such proceedings and claims and intend to vigorously defend ourselves. We do not believe that any such matters will have a material adverse effect on our financial position, results of operations or liquidity. Litigation is subject to many uncertainties and the outcome of litigation is not predictable with assurance. It is possible that some litigation matters for which liabilities have not been recorded could be decided unfavorably to us, and that any such unfavorable decisions could have a material adverse effect on our financial position, results of operations or liquidity.
NOTE 16 - ADDITIONAL CASH FLOW INFORMATION
The following presents information about cash paid for interest, income taxes and other non-cash financing activities for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Cash paid during the year for:
Interest	$11,033	$7,668	$7,421
Income taxes	$129,540	$99,754	$88,277
Non-cash financing activities:
Assets acquired under capital lease obligations	$1,914	$3,847	$93
NOTE 17 - SEGMENT INFORMATION
We have the following reportable segments: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; process instrumentation in the refining, chemical process, food process and mining industries; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment and central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom building services. The “United States building services” and “United Kingdom building services” segments principally consist of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities, including commercial and government site-based operations and maintenance; facility maintenance and services, including reception, security and catering services; outage services to utilities and industrial plants; military base operations support services; mobile maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SEGMENT INFORMATION - (Continued)

and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; and small modification and retrofit projects, which services are not generally related to customers’ construction programs. The “United States industrial services” segment principally consists of those operations which provide industrial maintenance and services, including those for refineries and petrochemical plants, including on-site repairs, maintenance and service of heat exchangers, towers, vessels and piping; design, manufacturing, repair and hydro blast cleaning of shell and tube heat exchangers and related equipment; refinery turnaround planning and engineering services; specialty welding services; overhaul and maintenance of critical process units in refineries and petrochemical plants; and specialty technical services for refineries and petrochemical plants.
The following tables present information about industry segments and geographic areas for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,704,403	$1,367,142	$1,311,988
United States mechanical construction and facilities services	2,661,763	2,312,763	2,201,212
United States building services	1,791,787	1,739,259	1,721,341
United States industrial services	1,067,315	922,085	839,980
Total United States operations	7,225,268	6,341,249	6,074,521
United Kingdom building services	326,256	377,477	350,444
Total worldwide operations	$7,551,524	$6,718,726	$6,424,965

Total revenues:
United States electrical construction and facilities services	$1,728,920	$1,378,620	$1,326,547
United States mechanical construction and facilities services	2,680,542	2,326,683	2,219,886
United States building services	1,846,382	1,794,086	1,762,697
United States industrial services	1,068,662	923,648	842,040
Less intersegment revenues	(99,238)	(81,788)	(76,649)
Total United States operations	7,225,268	6,341,249	6,074,521
United Kingdom building services	326,256	377,477	350,444
Total worldwide operations	$7,551,524	$6,718,726	$6,424,965

Operating income (loss):
United States electrical construction and facilities services	$101,761	$82,225	$90,873
United States mechanical construction and facilities services	133,742	138,688	114,418
United States building services	75,770	70,532	65,885
United States industrial services	77,845	56,469	63,159
Total United States operations	389,118	347,914	334,335
United Kingdom building services	11,946	11,634	15,011
Corporate administration	(88,740)	(71,642)	(68,578)
Restructuring expenses	(1,438)	(824)	(1,168)
Impairment loss on identifiable intangible assets	(2,428)	—	(1,471)
Gain on sale of building	—	—	11,749
Total worldwide operations	308,458	287,082	289,878
Other corporate items:
Interest expense	(12,627)	(8,932)	(9,075)
Interest income	663	673	842
Income from continuing operations before income taxes	$296,494	$278,823	$281,645

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SEGMENT INFORMATION - (Continued)

	2016	2015	2014
Capital expenditures:
United States electrical construction and facilities services	$5,294	$6,063	$6,671
United States mechanical construction and facilities services	8,004	5,345	8,631
United States building services	10,748	7,233	10,589
United States industrial services	10,065	11,073	9,139
Total United States operations	34,111	29,714	35,030
United Kingdom building services	4,523	5,298	1,935
Corporate administration	1,014	448	1,070
Total worldwide operations	$39,648	$35,460	$38,035

Depreciation and amortization of Property, plant and equipment:
United States electrical construction and facilities services	$6,318	$4,676	$4,237
United States mechanical construction and facilities services	7,594	7,624	7,600
United States building services	10,191	9,834	10,660
United States industrial services	10,394	9,629	9,839
Total United States operations	34,497	31,763	32,336
United Kingdom building services	3,560	3,603	3,305
Corporate administration	824	928	883
Total worldwide operations	$38,881	$36,294	$36,524

Costs and estimated earnings in excess of billings on uncompleted contracts:
United States electrical construction and facilities services	$46,193	$39,116	$32,464
United States mechanical construction and facilities services	47,437	46,220	43,443
United States building services	27,350	20,959	18,555
United States industrial services	2,572	3,358	281
Total United States operations	123,552	109,653	94,743
United Kingdom building services	7,145	8,081	8,458
Total worldwide operations	$130,697	$117,734	$103,201

Billings in excess of costs and estimated earnings on uncompleted contracts:
United States electrical construction and facilities services	$163,794	$139,857	$114,422
United States mechanical construction and facilities services	272,978	238,463	199,983
United States building services	49,379	44,476	38,059
United States industrial services	1,823	1,170	1,516
Total United States operations	487,974	423,966	353,980
United Kingdom building services	1,268	5,269	14,575
Total worldwide operations	$489,242	$429,235	$368,555

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SEGMENT INFORMATION - (Continued)

	2016	2015	2014
Long-lived assets:
United States electrical construction and facilities services	$183,632	$20,139	$18,792
United States mechanical construction and facilities services	289,676	296,633	288,161
United States building services	399,222	378,367	392,364
United States industrial services	709,267	730,413	750,101
Total United States operations	1,581,797	1,425,552	1,449,418
United Kingdom building services	11,446	10,927	6,899
Corporate administration	1,734	1,543	2,023
Total worldwide operations	$1,594,977	$1,438,022	$1,458,340

Total assets:
United States electrical construction and facilities services	$631,581	$372,525	$332,150
United States mechanical construction and facilities services	960,748	894,366	793,056
United States building services	747,319	721,653	737,082
United States industrial services	850,434	883,338	954,018
Total United States operations	3,190,082	2,871,882	2,816,306
United Kingdom building services	105,081	133,782	130,340
Corporate administration	599,007	536,993	437,201
Total worldwide operations	$3,894,170	$3,542,657	$3,383,847

During 2016, we incurred $19.4 million of losses on a transportation project within our United States electrical construction and facilities services segment as a result of productivity issues attributable to unfavorable job-site conditions. In addition, within the United States mechanical construction and facilities services segment, we incurred $18.3 million of losses on a project at a process facility as a result of a contract dispute with our customer and $9.6 million of losses on an institutional project due to project delays and unfavorable job-site conditions. The results of our United States mechanical construction and facilities services segment included revenues of $12.1 million recognized during 2015 as a result of the settlement of a claim on an institutional project located in the Southeastern region of the United States. Our United Kingdom building services segment recognized income of $4.8 million during 2014, which has been recorded as a reduction of "Cost of sales" in the Consolidated Statements of Operations for the year ended December 31, 2014, as a result of a reduction in the estimate of certain accrued contract costs that were no longer expected to be incurred within its building services operations.

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

	March 31	June 30	Sept. 30	Dec. 31
2016 Quarterly Results
Revenues	$1,744,970	$1,933,416	$1,923,174	$1,949,964
Gross profit	$223,108	$274,741	$268,044	$271,969
Impairment loss on identifiable intangible assets	$—	$—	$—	$2,428
Net income attributable to EMCOR Group, Inc.	$34,348	$55,380	$51,531	$40,676
Basic EPS from continuing operations	$0.57	$0.93	$0.85	$0.70
Basic EPS from discontinued operation	(0.00)	(0.02)	(0.01)	(0.03)
	$0.57	$0.91	$0.84	$0.67
Diluted EPS from continuing operations	$0.56	$0.92	$0.85	$0.69
Diluted EPS from discontinued operation	(0.00)	(0.02)	(0.01)	(0.03)
	$0.56	$0.90	$0.84	$0.66

	March 31	June 30	Sept. 30	Dec. 31
2015 Quarterly Results
Revenues	$1,589,187	$1,652,585	$1,699,128	$1,777,826
Gross profit	$216,929	$239,527	$235,402	$252,621
Impairment loss on identifiable intangible assets	$—	$—	$—	$—
Net income attributable to EMCOR Group, Inc.	$32,849	$46,849	$41,522	$51,066
Basic EPS from continuing operations	$0.53	$0.75	$0.66	$0.81
Basic EPS from discontinued operation	(0.01)	(0.00)	(0.00)	0.01
	$0.52	$0.75	$0.66	$0.82
Diluted EPS from continuing operations	$0.52	$0.74	$0.66	$0.80
Diluted EPS from discontinued operation	(0.00)	(0.00)	(0.00)	0.01
	$0.52	$0.74	$0.66	$0.81
NOTE 19 Subsequent Event
In January 2017, we acquired a company for an immaterial amount. This company provides fire protection and alarm services primarily in the Southern region of the United States and will be included in our United States mechanical construction and facilities services segment. The purchase price for the acquisition of this business is subject to finalization based on certain contingencies provided for in the purchase agreement. The acquisition of this business will be accounted for by the acquisition method, and the price paid will be allocated to its respective assets and liabilities, based upon the estimated fair value of its assets and liabilities at the date of acquisition by us.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of EMCOR Group, Inc. and subsidiaries:
We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMCOR Group, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EMCOR Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

Stamford, Connecticut	/s/ ERNST & YOUNG LLP
February 23, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of EMCOR Group, Inc. and subsidiaries:
We have audited EMCOR Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). EMCOR Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, EMCOR Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EMCOR Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 23, 2017 expressed an unqualified opinion thereon.

Stamford, Connecticut	/s/ ERNST & YOUNG LLP
February 23, 2017

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
As of December 31, 2016, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has determined that EMCOR’s internal control over financial reporting is effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in this Annual Report on Form 10-K, which such report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016.
Changes in Internal Control over Financial Reporting
In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 with respect to directors is incorporated herein by reference to the Section of our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders entitled “Election of Directors”, which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates (the “Proxy Statement”). The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance”. The information required by this Item 10 concerning the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated by reference to the section of the Proxy Statement entitled “Meetings and Committees of the Board of Directors” and “Corporate Governance”. Information regarding our executive officers is contained in Part I of this Form 10-K following Item 4 under the heading “Executive Officers of the Registrant”. We have adopted a Code of Ethics that applies to our Chief Executive Officer and our Senior Financial Officers, which is listed on the Exhibit Index.
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

Financial Statements:

Consolidated Balance Sheets - December 31, 2016 and 2015

Consolidated Statements of Operations - Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements Comprehensive Income - Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows - Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Equity - Years Ended December 31, 2016, 2015 and 2014

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
Date: February 23, 2017

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2017.

/S/ ANTHONY J. GUZZI	President, Chief Executive Officer and Director
Anthony J. Guzzi	(Principal Executive Officer)

/S/ MARK A. POMPA	Executive Vice President and Chief Financial Officer
Mark A. Pompa	(Principal Financial and Accounting Officer)

/S/ STEPHEN W. BERSHAD	Chairman of the Board of Directors
Stephen W. Bershad

/S/ JOHN W. ALTMEYER	Director
John W. Altmeyer

/S/ DAVID A. B. BROWN	Director
David A. B. Brown

/S/ RICHARD F. HAMM, JR.	Director
Richard F. Hamm, Jr.

/S/ DAVID H. LAIDLEY	Director
David H. Laidley

/S/ M. KEVIN MCEVOY	Director
M. Kevin McEvoy

/S/ JERRY E. RYAN	Director
Jerry E. Ryan

/s/ STEVEN B. SCHWARZWAELDER	Director
Steven B. Schwarzwaelder

/S/ MICHAEL T. YONKER	Director
Michael T. Yonker

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Costs and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts
Year Ended December 31, 2016	$11,175	6,194	(5,117)	$12,252
Year Ended December 31, 2015	$10,424	2,853	(2,102)	$11,175
Year Ended December 31, 2014	$11,890	2,918	(4,384)	$10,424
_________________

(1)	Deductions primarily represent uncollectible balances of accounts receivable written off, net of recoveries.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

2(a-1)	Purchase Agreement dated as of February 11, 2002 by and among Comfort Systems USA, Inc. and EMCOR-CSI Holding Co.	Exhibit 2.1 to EMCOR Group, Inc.’s (“EMCOR”) Report on Form 8-K dated February 14, 2002
2(a-2)	Purchase and Sale Agreement dated as of August 20, 2007 between FR X Ohmstede Holdings LLC and EMCOR Group, Inc.	Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report August 20, 2007)
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
Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report June 17, 2013)
3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(b)	Amended and Restated By-Laws and Amendments thereto	Filed herewith
4(a)
Fifth Amended and Restated Credit Agreement dated as of August 3, 2016 by and among EMCOR Group, Inc. and a subsidiary and Bank of Montreal, as Agent and the lenders listed on the signature pages thereof (the “Credit Agreement”)
Exhibit 4(a) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (“September 2016 Form 10-Q”)
4(b)	Fifth Amended and Restated Security Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to the September 2016 Form 10-Q
4(c)	Fifth Amended and Restated Pledge Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to the September 2016 Form 10-Q
4(d)	Fourth Amended and Restated Guaranty Agreement dated as of August 3, 2016 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to the September 2016 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(h-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(i-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(i-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(i-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(i-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(j-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(j-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(j-3)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(k-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-2)	Third Amendment to Severance Agreement dated June 4, 2015 between EMCOR and Sheldon I. Cammaker	Exhibit 10(k-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (“June 2015 Form 10-Q”)
10(l-1)	Severance Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio	Exhibit 10(l-1) to the September 2016 Form 10-Q
10(l-2)	Continuity Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio	Exhibit 10(l-2) to the September 2016 Form 10-Q
10(m-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(m-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(m-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(m-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (“March 2012 Form 10-Q”)
10(m-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014
10(m-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(m-7)	Fifth Amendment to LTIP	Exhibit 10(l-7) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”)
10(m-8)	Sixth Amendment to LTIP	Exhibit 10(l-8) to 2015 Form 10-K
10(n)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(o)	Consents on December 15, 2009 to Transfer Stock Options by Non-Employee Directors	Exhibit 10(z) to 2009 Form 10-K
10(o-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007
10(o-2)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K
10(p-1)	Amended and Restated 2010 Incentive Plan	Exhibit 10(q-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10(p-2)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(p-3)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(q)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(r)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(s)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(t)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(u)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“June 2012 Form 10-Q”)
10(v)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2014
10(w)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(x)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(y)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(z)	Restricted Stock Unit Award Agreement dated October 23, 2013 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to 2013 Form 10-K
10(a)(a)	Restricted Stock Unit Award Agreement dated June 11, 2014 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014
10(b)(b)	Restricted Stock Unit Award Agreement dated June 11, 2015 between EMCOR and Stephen W. Bershad	Exhibit 10(f)(f) to the June 2015 Form 10-Q
10(c)(c)	Restricted Stock Unit Award Agreement dated October 29, 2015 between EMCOR and Steven B. Schwarzwaelder	Exhibit 10.1 to Form 8-K (Date of Report October 30, 2015)
10(d)(d)	Restricted Stock Unit Award Agreement dated June 2, 2016 between EMCOR and Stephen W. Bershad	Exhibit 10(c)(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016
10(e)(e)	Executive Compensation Recoupment Policy	Exhibit 10(h)(h) to 2015 Form 10-K
11	Computation of Basic EPS and Diluted EPS for the years ended December 31, 2016 and 2015	Note 5 of the Notes to the Consolidated Financial Statements
14	Code of Ethics of EMCOR for Chief Executive Officer and Senior Financial Officers	Exhibit 14 to 2003 Form 10-K
21	List of Significant Subsidiaries	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

95	Information concerning mine safety violations or other regulatory matters	Filed herewith
101
The following materials from EMCOR Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.
Filed

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Registrant hereby undertakes to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Registrant’s subsidiaries.