Form 10-Q
period 2017-03-31
EMCOR GROUP INC
filed 2017-04-27
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
Applicable Only To Corporate Issuers
Number of shares of Common Stock outstanding as of the close of business on April 24, 2017: 59,233,038 shares.

EMCOR Group, Inc.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$302,754	$464,617
Accounts receivable, net	1,508,471	1,495,431
Costs and estimated earnings in excess of billings on uncompleted contracts	144,902	130,697
Inventories	42,672	37,426
Prepaid expenses and other	42,993	40,944
Total current assets	2,041,792	2,169,115
Investments, notes and other long-term receivables	9,218	8,792
Property, plant and equipment, net	131,455	127,951
Goodwill	1,010,399	979,628
Identifiable intangible assets, net	521,417	487,398
Other assets	90,881	79,554
Total assets	$3,805,162	$3,852,438
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$15,289	$15,030
Accounts payable	466,962	501,213
Billings in excess of costs and estimated earnings on uncompleted contracts	492,389	489,242
Accrued payroll and benefits	262,795	310,514
Other accrued expenses and liabilities	235,425	195,775
Total current liabilities	1,472,860	1,511,774
Borrowings under revolving credit facility	125,000	125,000
Long-term debt and capital lease obligations	280,405	283,296
Other long-term obligations	392,756	394,426
Total liabilities	2,271,021	2,314,496
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 59,915,600 and 60,606,825 shares issued, respectively	599	606
Capital surplus	159	52,219
Accumulated other comprehensive loss	(101,208)	(101,703)
Retained earnings	1,644,070	1,596,269
Treasury stock, at cost 659,841 shares	(10,302)	(10,302)
Total EMCOR Group, Inc. stockholders’ equity	1,533,318	1,537,089
Noncontrolling interests	823	853
Total equity	1,534,141	1,537,942
Total liabilities and equity	$3,805,162	$3,852,438
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended March 31,
	2017	2016
Revenues	$1,891,732	$1,744,970
Cost of sales	1,625,392	1,521,862
Gross profit	266,340	223,108
Selling, general and administrative expenses	183,001	167,402
Restructuring expenses	565	91
Operating income	82,774	55,615
Interest expense	(3,071)	(2,376)
Interest income	257	165
Income from continuing operations before income taxes	79,960	53,404
Income tax provision	26,846	18,969
Income from continuing operations	53,114	34,435
Loss from discontinued operation, net of income taxes	(504)	(81)
Net income including noncontrolling interests	52,610	34,354
Less: Net loss (income) attributable to noncontrolling interests	30	(6)
Net income attributable to EMCOR Group, Inc.	$52,640	$34,348
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.89	$0.57
From discontinued operation	(0.01)	(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.88	$0.57
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.88	$0.56
From discontinued operation	(0.01)	(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.87	$0.56

Dividends declared per common share	$0.08	$0.08
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended March 31,
	2017	2016
Net income including noncontrolling interests	$52,610	$34,354
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(114)	(47)
Post retirement plans, amortization of actuarial loss included in net income (1)	609	477
Other comprehensive income	495	430
Comprehensive income	53,105	34,784
Less: Comprehensive loss (income) attributable to noncontrolling interests	30	(6)
Comprehensive income attributable to EMCOR Group, Inc.	$53,135	$34,778
_________

(1)	Net of tax of $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows - operating activities:
Net income including noncontrolling interests	$52,610	$34,354
Depreciation and amortization	10,190	9,332
Amortization of identifiable intangible assets	12,181	9,470
Provision for doubtful accounts	1,478	1,293
Deferred income taxes	(5,910)	2,291
Excess tax benefits from share-based compensation	(864)	(1,217)
Equity income from unconsolidated entities	(516)	(228)
Other non-cash items	(508)	3,318
Distributions from unconsolidated entities	90	27
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(73,921)	(95,801)
Net cash used in operating activities	(5,170)	(37,161)
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(81,393)	(254)
Proceeds from sale of property, plant and equipment	399	484
Purchase of property, plant and equipment	(10,575)	(9,016)
Net cash used in investing activities	(91,569)	(8,786)
Cash flows - financing activities:
Repayments of long-term debt	(3,800)	(4,378)
Repayments of capital lease obligations	(347)	(460)
Dividends paid to stockholders	(4,793)	(4,879)
Repurchase of common stock	(54,901)	(34,074)
Payments to satisfy minimum tax withholding	(2,637)	(4,097)
Issuance of common stock under employee stock purchase plan	864	1,188
Distributions to noncontrolling interests	—	(600)
Net cash used in financing activities	(65,614)	(47,300)
Effect of exchange rate changes on cash and cash equivalents	490	(1,220)
Decrease in cash and cash equivalents	(161,863)	(94,467)
Cash and cash equivalents at beginning of year	464,617	486,831
Cash and cash equivalents at end of period	$302,754	$392,364
Supplemental cash flow information:
Cash paid for:
Interest	$2,841	$2,011
Income taxes	$2,681	$14,146
Non-cash financing activities:
Assets acquired under capital lease obligations	$466	$907

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2015	$1,480,056	$617	$130,369	$(76,953)	$1,432,980	$(10,302)	$3,345
Net income including noncontrolling interests	34,354	—	—	—	34,348	—	6
Other comprehensive income	430	—	—	430	—	—	—
Common stock issued under share-based compensation plans (2)	991	2	(2)	—	991	—	—
Tax withholding for common stock issued under share-based compensation plans	(4,097)	—	(4,097)	—	—	—	—
Common stock issued under employee stock purchase plan	1,188	—	1,188	—	—	—	—
Common stock dividends	(4,879)	—	60	—	(4,939)	—	—
Repurchase of common stock	(26,076)	(6)	(26,070)	—	—	—	—
Distributions to noncontrolling interests	(600)	—	—	—	—	—	(600)
Share-based compensation expense	3,083	—	3,083	—	—	—	—
Balance, March 31, 2016	$1,484,450	$613	$104,531	$(76,523)	$1,463,380	$(10,302)	$2,751
Balance, December 31, 2016	$1,537,942	$606	$52,219	$(101,703)	$1,596,269	$(10,302)	$853
Net income including noncontrolling interests	52,610	—	—	—	52,640	—	(30)
Other comprehensive income	495	—	—	495	—	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(2,637)	—	(2,637)	—	—	—	—
Common stock issued under employee stock purchase plan	864	—	864	—	—	—	—
Common stock dividends	(4,793)	—	46	—	(4,839)	—	—
Repurchase of common stock	(53,307)	(8)	(53,299)	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—
Share-based compensation expense	2,967	—	2,967	—	—	—	—
Balance, March 31, 2017	$1,534,141	$599	$159	$(101,208)	$1,644,070	$(10,302)	$823

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.
NOTE 2 New Accounting Pronouncements
On January 1, 2017, we adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”)to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires that all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. We adopted this pronouncement on a retrospective basis. As a result of such adoption, approximately $41.7 million of net deferred tax assets, which were previously presented as “Prepaid expenses and other” in the Condensed Consolidated Balance Sheet as of December 31, 2016, were reclassified as a reduction to “Other long-term obligations.”
On January 1, 2017, we adopted the accounting pronouncement issued by the FASB to simplify the accounting for goodwill impairment. This guidance eliminates the requirement that an entity calculate the implied fair value of goodwill when measuring an impairment charge. Instead, an entity would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. We adopted this pronouncement on a prospective basis. The adoption of this guidance did not have a material impact on our financial position and/or results of operations.
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
In May 2014, an accounting pronouncement was issued by the FASB to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The guidance permits the use of one of two retrospective transition methods. We currently anticipate adopting the standard on January 1, 2018 using the modified retrospective method. We have commenced a process to evaluate the impact of the new pronouncement on our contracts, including identifying potential differences that would result from applying the requirements of the new guidance. We have made progress in reviewing our various types of revenue arrangements and expect to be substantially complete with such review in the second quarter of 2017. As a result of the review performed to date, we do not anticipate that the adoption will have a material impact on our financial position and/or results of operations, particularly as it relates to revenues generated from long-term construction, service maintenance, and time and materials contracts. However, our initial conclusion may change as we finalize our assessment. We are still evaluating the impact of the new standard on our shop services operations, which currently recognize revenue related to the engineering, manufacturing and repair of shell and tube heat exchangers when the product is shipped and all other revenue recognition criteria have been met. The adoption of the new standard may accelerate the timing of revenue recognition for such shop services if we determine control is transferred to our customers over time instead of at a point in time. We have also started drafting revised accounting policies and evaluating the enhanced disclosure requirements on our business processes, controls and systems.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Acquisitions of Businesses
On March 1, 2017 and January 4, 2017, we acquired two companies for a total consideration of $84.8 million. One company provides mobile mechanical services within the Western region of the United States, and its results have been included in our United States building services segment. The other company provides fire protection and alarm services primarily in the Southern region of the United States, and its results have been included in our United States mechanical construction and facilities services segment. In connection with these acquisitions, we acquired working capital of $9.6 million, other net assets of $0.3 million and have preliminarily ascribed $28.7 million to goodwill and $46.2 million to identifiable intangible assets. We expect that all of the acquired goodwill will be deductible for tax purposes.
The purchase price allocations for the businesses acquired in 2017 are still preliminary and subject to change during their respective measurement periods. The acquisition of these businesses was accounted for by the acquisition method, and the prices paid for them have been allocated to their respective assets and liabilities, based upon the estimated fair value of their assets and liabilities at the dates of their respective acquisitions by us.
On April 15, 2016, we completed the acquisition of Ardent Services, L.L.C. and Rabalais Constructors, LLC (collectively, “Ardent”). This acquisition has been included in our United States electrical construction and facilities services segment. Ardent provides electrical and instrumentation services to the energy infrastructure market in North America, and this acquisition further strengthens our position in electrical construction and services and broadens our capabilities across the industrial and energy sectors, especially in the Gulf Coast, Midwest and Western regions of the United States. Under the terms of the transaction, we acquired 100% of Ardent’s equity interests for total consideration of $201.4 million. In connection with the acquisition of Ardent, we acquired working capital of $34.1 million and other net assets of $3.9 million and have ascribed $121.9 million to goodwill and $41.5 million to identifiable intangible assets. We expect that $99.7 million of the acquired goodwill will be deductible for tax purposes. The weighted average amortization period for the identifiable intangible assets is approximately 13.5 years. We completed the final allocation of Ardent’s purchase price during the first quarter of 2017 with an insignificant impact.
On April 1, 2016, we acquired a company for an immaterial amount. This company provides mobile mechanical services within the Southeastern region of the United States, and its results have been included in our United States building services segment. The purchase price for this acquisition was finalized in 2016.
NOTE 4 Disposition of Assets
Due to a historical pattern of losses in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future, we ceased construction operations in the United Kingdom during the third quarter of 2014. The results of the construction operations of our United Kingdom segment for all periods are presented in the Condensed Consolidated Financial Statements as discontinued operations.
The results of discontinued operations are as follows (in thousands):

	For the three months ended March 31,
	2017	2016
Revenues	$—	$63
Loss from discontinued operation, net of income taxes	$(504)	$(81)
Diluted loss per share from discontinued operation	$(0.01)	$(0.00)
The loss from discontinued operations in 2017 was primarily due to legal costs related to the settlement of final contract balances on construction projects completed in prior years.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 Disposition of Assets - (Continued)

Included in the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 are the following major classes of assets and liabilities associated with the discontinued operation (in thousands):

	March 31, 2017	December 31, 2016
Assets of discontinued operation:
Current assets	$935	$1,233

Liabilities of discontinued operation:
Current liabilities	$3,932	$4,036
At March 31, 2017, the assets and liabilities of the discontinued operation consisted of accounts receivable, contract retentions and contract warranty obligations that are expected to be collected or fulfilled in the ordinary course of business. Additionally at March 31, 2017, there remained $0.1 million of obligations related to employee severance, which are expected to be paid during the remainder of 2017. The settlement of the remaining assets and liabilities may result in additional income and/or expenses. Such income and/or expenses are expected to be immaterial and will be reflected as discontinued operations as incurred.
NOTE 5 Earnings Per Share
Calculation of Basic and Diluted Earnings (Loss) per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the three months ended March 31, 2017 and 2016 (in thousands, except share and per share data):

	For the three months ended March 31,
	2017	2016
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$53,144	$34,429
Loss from discontinued operation, net of income taxes	(504)	(81)
Net income attributable to EMCOR Group, Inc. common stockholders	$52,640	$34,348
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	59,769,136	60,903,335
Effect of dilutive securities—Share-based awards	342,466	447,275
Shares used to compute diluted earnings (loss) per common share	60,111,602	61,350,610
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.89	$0.57
From discontinued operation	$(0.01)	$(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.88	$0.57
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.88	$0.56
From discontinued operation	$(0.01)	$(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.87	$0.56
The number of outstanding share-based awards that were excluded from the computation of diluted EPS for the three months ended March 31, 2017 and 2016 because they would be anti-dilutive were 500 and zero, respectively.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 Inventories
Inventories in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	March 31, 2017	December 31, 2016
Raw materials and construction materials	$23,078	$21,997
Work in process	19,594	15,429
	$42,672	$37,426

NOTE 7 Debt
Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	March 31, 2017	December 31, 2016
Revolving credit facility	$125,000	$125,000
Term loan	296,203	300,000
Unamortized debt issuance costs	(5,141)	(5,437)
Capitalized lease obligations	4,603	3,732
Other	29	31
	420,694	423,326
Less: current maturities	15,289	15,030
	$405,405	$408,296
Credit Agreement
Until August 3, 2016, we had a credit agreement dated as of November 25, 2013 (as amended, the “2013 Credit Agreement”), which provided for a revolving credit facility of $750.0 million (the “2013 Revolving Credit Facility”) and a term loan of $350.0 million (the “2013 Term Loan”). On August 3, 2016, we amended and restated the 2013 Credit Agreement to provide for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. The proceeds of the 2016 Term Loan were used to repay amounts drawn under the 2013 Term Loan, as well as a portion of the outstanding balance under the 2013 Revolving Credit Facility. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of March 31, 2017 and December 31, 2016. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.15% of the unused amount as of March 31, 2017. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.98% at March 31, 2017) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (4.00% at March 31, 2017), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at March 31, 2017 was 1.98%. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized an additional $3.0 million of debt issuance costs associated with the 2016 Credit Agreement. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. The 2016 Term Loan required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ended March 31, 2017, our required quarterly

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7 Debt - (Continued)

payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of March 31, 2017 and December 31, 2016, the balance of the 2016 Term Loan was $296.2 million and $300.0 million, respectively. As of March 31, 2017 and December 31, 2016, we had approximately $98.9 million and $91.9 million of letters of credit outstanding, respectively. There were $125.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of March 31, 2017 and December 31, 2016.
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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	Assets at Fair Value as of March 31, 2017
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$302,754	$—	$—	$302,754
Restricted cash (2)	3,308	—	—	3,308
Deferred compensation plan assets (3)	18,778	—	—	18,778
Total	$324,840	$—	$—	$324,840

	Assets at Fair Value as of December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$464,617	$—	$—	$464,617
Restricted cash (2)	2,043	—	—	2,043
Deferred compensation plan assets (3)	12,153	—	—	12,153
Total	$478,813	$—	$—	$478,813
 ________

(1)
Cash and cash equivalents include money market funds with original maturity dates of three months or less, which are Level 1 assets. At March 31, 2017 and December 31, 2016, we had $134.9 million and $154.6 million, respectively, in money market funds.

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
NOTE 9 Income Taxes
For the three months ended March 31, 2017 and 2016, our income tax provision from continuing operations was $26.8 million and $19.0 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.8% for both periods. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended March 31, 2017 and 2016, inclusive of discrete items, were 33.6% and 35.5%, respectively. The increase in the 2017 income tax provision was primarily due to increased income from continuing operations. The decrease in the actual income tax rate for the three months ended March 31, 2017 was due to the reversal of reserves for previously unrecognized income tax benefits.
As of March 31, 2017 and December 31, 2016, the amount of unrecognized income tax benefits was $1.9 million and $4.0 million (of which $1.2 million and $2.2 million, if recognized, would favorably affect our effective income tax rate), respectively.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 Income Taxes - (Continued)

We report interest expense and/or income related to unrecognized income tax benefits in the income tax provision. As of March 31, 2017 and December 31, 2016, we had approximately $0.1 million and $0.5 million, respectively, of accrued interest expense related to unrecognized income tax benefits included as a liability in the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2017 and 2016, $0.4 million of interest income and less than $0.1 million of interest expense, respectively, was recognized in the income tax provision.
It is reasonably possible that approximately $1.2 million of unrecognized income tax benefits at March 31, 2017, primarily relating to uncertain tax positions attributable to tax return filing positions, will significantly decrease in the next twelve months as a result of estimated settlements with taxing authorities.
We file income tax returns with the Internal Revenue Service and various state, local and foreign tax agencies. The Company is currently under examination by various taxing authorities for the years 2012 through 2015. During the first quarter of 2017, the Company settled an examination with a taxing authority which resulted in the recognition of $3.3 million of income tax benefits upon the reversal of reserves for previously uncertain tax positions.
NOTE 10 Common Stock
As of March 31, 2017 and December 31, 2016, there were 59,255,759 and 59,946,984 shares of our common stock outstanding, respectively.
During the three months ended March 31, 2017 and 2016, 117,034 and 198,127 shares of common stock, respectively, were issued primarily upon: (a) the satisfaction of required conditions under certain of our share-based compensation plans, (b) the exercise of stock options and (c) the purchase of common stock pursuant to our employee stock purchase plan.
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014 and October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million and $200.0 million of our outstanding common stock, respectively. During 2017, we have repurchased approximately 0.8 million shares of our common stock for approximately $53.3 million. Since the inception of the repurchase programs through March 31, 2017, we have repurchased 12.2 million shares of our common stock for approximately $537.7 million. As of March 31, 2017, there remained authorization for us to repurchase approximately $112.3 million of our shares. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
NOTE 11 Retirement Plans
Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the UK Plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under such plan.
Components of Net Periodic Pension Cost
The components of net periodic pension cost of the UK Plan for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	For the three months ended March 31,
	2017	2016
Interest cost	$2,045	$2,685
Expected return on plan assets	(3,204)	(3,701)
Amortization of unrecognized loss	698	532
Net periodic pension cost (income)	$(461)	$(484)
Employer Contributions
For the three months ended March 31, 2017, our United Kingdom subsidiary contributed approximately $1.1 million to the UK Plan and anticipates contributing an additional $3.4 million during the remainder of 2017.

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
Legal Matters
One of our subsidiaries was a subcontractor to a mechanical contractor (“Mechanical Contractor”) on a construction project where an explosion occurred in 2010. An investigation of the matter could not determine who was responsible for the explosion. As a result of the explosion, lawsuits have been commenced against various parties, but, to date, no lawsuits have been commenced against our subsidiary with respect to personal injury or damage to property as a consequence of the explosion. However, the Mechanical Contractor has asserted claims, in the context of an arbitration proceeding against our subsidiary, alleging that our subsidiary is responsible for a portion of the damages for which the Mechanical Contractor may be liable as a result of: (a) personal injury suffered by individuals as a result of the explosion and (b) the Mechanical Contractor’s legal fees and associated management costs in defending against any and all such claims. The Mechanical Contractor previously asserted claims under the Connecticut and Massachusetts Unfair and Deceptive Trade Practices Acts, but such claims were recently withdrawn. The general contractor (as assignee of the Mechanical Contractor) on the construction project, and for whom the Mechanical Contractor worked, has alleged that our subsidiary is responsible for losses asserted by the owner of the project and/or the general contractor because of delays in completion of the project and for damages to the owner’s property. We believe, and have been advised by counsel, that we have a number of meritorious defenses to all such matters. We believe that the ultimate outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. Notwithstanding our assessment of the final impact of this matter, we are not able to estimate with any certainty the amount of loss, if any, which would be associated with an adverse resolution.
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
Restructuring expenses
Restructuring expenses, primarily relating to employee severance obligations, were $0.6 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the balance of these restructuring obligations yet to be paid was $0.2 million, which is expected to be paid during the remainder of 2017. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2017.
The changes in restructuring activity by reportable segments during the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	United States mechanical construction and facilities services segment	United States building services segment	Total
Balance at December 31, 2015	$—	$81	$81
Charges	—	91	91
Payments	—	—	—
Balance at March 31, 2016	$—	$172	$172
Balance at December 31, 2016	$188	$13	$201
Charges	62	503	565
Payments	(110)	(420)	(530)
Balance at March 31, 2017	$140	$96	$236

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Segment Information
Our reportable segments reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States building services segment due to changes in our internal reporting structure.
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
The following tables present information about industry segments and geographic areas for the three months ended March 31, 2017 and 2016 (in thousands):

	For the three months ended March 31,
	2017	2016
Revenues from unrelated entities:
United States electrical construction and facilities services	$443,016	$348,289
United States mechanical construction and facilities services	671,129	608,428
United States building services	440,030	443,113
United States industrial services	258,539	257,504
Total United States operations	1,812,714	1,657,334
United Kingdom building services	79,018	87,636
Total worldwide operations	$1,891,732	$1,744,970

Total revenues:
United States electrical construction and facilities services	$444,016	$354,104
United States mechanical construction and facilities services	679,391	611,770
United States building services	454,944	455,797
United States industrial services	258,905	257,870
Less intersegment revenues	(24,542)	(22,207)
Total United States operations	1,812,714	1,657,334
United Kingdom building services	79,018	87,636
Total worldwide operations	$1,891,732	$1,744,970

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Segment Information - (Continued)

	For the three months ended March 31,
	2017	2016
Operating income (loss):
United States electrical construction and facilities services	$31,034	$16,707
United States mechanical construction and facilities services	40,433	23,781
United States building services	14,209	13,998
United States industrial services	17,044	18,866
Total United States operations	102,720	73,352
United Kingdom building services	1,679	3,311
Corporate administration	(21,060)	(20,957)
Restructuring expenses	(565)	(91)
Total worldwide operations	82,774	55,615
Other corporate items:
Interest expense	(3,071)	(2,376)
Interest income	257	165
Income from continuing operations before income taxes	$79,960	$53,404

	March 31, 2017	December 31, 2016
Total assets:
United States electrical construction and facilities services	$617,529	$631,581
United States mechanical construction and facilities services	958,733	954,633
United States building services	798,606	753,434
United States industrial services	901,420	850,434
Total United States operations	3,276,288	3,190,082
United Kingdom building services	114,951	105,081
Corporate administration	413,923	557,275
Total worldwide operations	$3,805,162	$3,852,438

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
The following table presents selected financial data for the three months ended March 31, 2017 and 2016 (in thousands, except percentages and per share data):

	For the three months ended March 31,
	2017	2016
Revenues	$1,891,732	$1,744,970
Revenues increase from prior year	8.4%	9.8%
Operating income	$82,774	$55,615
Operating income as a percentage of revenues	4.4%	3.2%
Net income attributable to EMCOR Group, Inc.	$52,640	$34,348
Diluted earnings per common share from continuing operations	$0.88	$0.56
The results of our operations for the 2017 first quarter set new company records in terms of revenues, operating income, net income attributable to EMCOR Group, Inc. and diluted earnings per common share from continuing operations for a first quarter. Revenues increased within all of our reportable segments, except for our United Kingdom building services segment and our United States building services segment. The increase in revenues was primarily attributable to our domestic construction segments due to: (a) a significant increase in revenues within the commercial market sector, primarily as a result of work performed on several telecommunication construction projects, and (b) increased activity within the transportation, healthcare and water and wastewater market sectors. In addition, companies acquired in 2017 and 2016, which are reported in our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, and our United States building services segment, generated incremental revenues of $77.7 million. The decrease in revenues from our United Kingdom building services segment was due to the effect of unfavorable exchange rates for the British pound versus the United States dollar.
Operating income and operating margin (operating income as a percentage of revenues) increased within all of our reportable segments, except for our United States industrial services segment and our United Kingdom building services segment. The increase in operating income and operating margin was mainly attributable to the results of our domestic construction segments, which were favorably impacted by a significant increase in gross profit within the commercial market sector, primarily as a result of work performed on several telecommunication construction projects. In addition, operating income and operating margin increased within our United States electrical construction and facilities services segment as a result of improved operating performance within the transportation market sector. The results for the 2017 first quarter were favorably impacted by the recovery of certain contract costs previously disputed on a project that was completed in the prior year within the United States mechanical construction and facilities services segment. Companies acquired in 2017 and 2016 generated an operating loss of $0.6 million, inclusive of $3.3 million of amortization expense associated with identifiable intangible assets.
Operating Segments
Our reportable segments reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States building services segment due to changes in our internal reporting structure.
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
Results of Operations
Revenues
The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended March 31,
	2017	% of Total	2016	% of Total
Revenues:
United States electrical construction and facilities services	$443,016	23%	$348,289	20%
United States mechanical construction and facilities services	671,129	35%	608,428	35%
United States building services	440,030	23%	443,113	25%
United States industrial services	258,539	14%	257,504	15%
Total United States operations	1,812,714	96%	1,657,334	95%
United Kingdom building services	79,018	4%	87,636	5%
Total worldwide operations	$1,891,732	100%	$1,744,970	100%

As described below in more detail, our revenues for the three months ended March 31, 2017 increased to $1.89 billion compared to $1.74 billion for the three months ended March 31, 2016. The increase in revenues for the three months ended March 31, 2017 was primarily attributable to: (a) increased revenues from both of our domestic construction segments and (b) increased revenues from our mobile mechanical services operations within our United States building services segment. In addition, companies acquired in 2017 and 2016, which are reported in our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment and our United States building services segment, generated incremental revenues of $77.7 million for the three months ended March 31, 2017.
Revenues of our United States electrical construction and facilities services segment were $443.0 million for the three months ended March 31, 2017 compared to revenues of $348.3 million for the three months ended March 31, 2016. Excluding the acquisition of Ardent Services, L.L.C. and Rabalais Constructors, LLC (collectively, “Ardent”), the increase in revenues was primarily attributable to an increase in revenues from commercial and transportation construction projects, partially offset by a decrease in revenues from healthcare and hospitality construction projects. The increase in revenues within the commercial market sector was primarily as a result of work performed on several telecommunication construction projects. The results for the three months ended March 31, 2017 included $43.8 million of incremental revenues generated by Ardent.

Our United States mechanical construction and facilities services segment revenues for the three months ended March 31, 2017 were $671.1 million, a $62.7 million increase compared to revenues of $608.4 million for the three months ended March 31, 2016. The increase in revenues for the three months ended March 31, 2017 was primarily attributable to an increase in revenues from the commercial, healthcare and water and wastewater construction projects. The results for the three months ended March 31, 2017 included $16.8 million of incremental revenues generated by a company acquired in 2017.
Revenues of our United States building services segment for the three months ended March 31, 2017 decreased by $3.1 million compared to the three months ended March 31, 2016. The decrease in revenues was primarily attributable to: (a) the loss of certain contracts not renewed pursuant to rebid within our commercial and government site-based services operations, (b) a reduction in snow removal activities within our commercial site-based services operations and (c) a reduction in large project activity within our energy services operations. These decreases were partially offset by an increase in revenues from our mobile mechanical services operations as a result of greater project, service and controls activities. The results for the three months ended March 31, 2017 included $17.1 million of incremental revenues generated by companies acquired in 2017 and 2016.
Revenues of our United States industrial services segment for the three months ended March 31, 2017 increased by $1.0 million compared to the three months ended March 31, 2016. The increase in revenues was attributable to an increase in turnaround activity from our field services operations and a slight increase in revenues from our shop services operations, partially offset by a decrease in revenues from our specialty services offerings as the prior year period benefited from increased large project activity.
Our United Kingdom building services segment revenues were $79.0 million for the three months ended March 31, 2017 compared to revenues of $87.6 million for the three months ended March 31, 2016. This segment’s revenues were negatively impacted by $12.2 million related to the effect of unfavorable exchange rates for the British pound versus the United States dollar resulting, in part, from the decision by the United Kingdom to exit the European Union. Excluding the adverse impact of unfavorable exchange rates, revenues increased as a result of new contract awards within the commercial market sector, which were partially offset by a decrease in revenues from small project activity with existing customers.
Backlog
The following table presents our operating segment backlog from unrelated entities and their respective percentages of total backlog (in thousands, except for percentages):

	March 31, 2017	% of Total	December 31, 2016	% of Total	March 31, 2016	% of Total
Backlog:
United States electrical construction and facilities services	$1,217,751	31%	$1,221,237	31%	$1,100,533	29%
United States mechanical construction and facilities services	1,839,340	46%	1,818,536	47%	1,759,866	46%
United States building services	719,188	18%	663,340	17%	780,523	20%
United States industrial services	51,870	1%	50,279	1%	57,401	1%
Total United States operations	3,828,149	96%	3,753,392	96%	3,698,323	96%
United Kingdom building services	145,709	4%	149,530	4%	153,090	4%
Total worldwide operations	$3,973,858	100%	$3,902,922	100%	$3,851,413	100%
Our backlog at March 31, 2017 was $3.97 billion compared to $3.90 billion at December 31, 2016 and $3.85 billion at March 31, 2016. The increase in backlog at March 31, 2017 compared to backlog at December 31, 2016 was primarily attributable to an increase in backlog from all of our reportable segments, inclusive of acquisitions, except for our United Kingdom building services segment and our United States electrical construction and facilities services segment. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We include a project within our backlog at such time as a contract is awarded and agreement on contract terms has been reached. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of services contracts. However, we do not include in backlog contracts for which we are paid on a time and material basis and a fixed amount cannot be determined, and if the remaining term of a services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the contract award. Our backlog also includes amounts related to services contracts for which a fixed price contract value is not assigned when a reasonable estimate of total revenues can be made from budgeted amounts agreed to with our customer. Our backlog is comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business and (d)

claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider recovery to be probable. Such claim amounts were immaterial for all periods presented. Our backlog does not include anticipated revenues from unconsolidated joint ventures or variable interest entities and anticipated revenues from pass-through costs on contracts for which we are acting in the capacity of an agent and which are reported on the net basis. We believe our backlog is firm, although many contracts are subject to cancellation at the election of our customers. Historically, cancellations have not had a material adverse effect on us.
Cost of sales and Gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended March 31,
	2017	2016
Cost of sales	$1,625,392	$1,521,862
Gross profit	$266,340	$223,108
Gross profit, as a percentage of revenues	14.1%	12.8%
Our gross profit increased by $43.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Our gross profit margin was 14.1% and 12.8% for the three months ended March 31, 2017 and 2016, respectively. Gross profit and gross profit margin increased within all of our reportable segments, except for our United Kingdom building services segment and our United States industrial services segment. The increase in gross profit and gross profit margin was primarily attributable to improved operating performance within our domestic construction segments. The increase in gross profit and gross profit margin within the United States electrical construction and facilities services segment was partially due to improved operating performance as this segment incurred losses on two projects within the transportation market sector during the first quarter of 2016. Gross profit and gross profit margin within the United States mechanical construction and facilities services segment were favorably impacted by the recovery of certain contract costs previously disputed on a project that was completed in the prior year.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended March 31,
	2017	2016
Selling, general and administrative expenses	$183,001	$167,402
Selling, general and administrative expenses, as a percentage of revenues	9.7%	9.6%
Our selling, general and administrative expenses for the three months ended March 31, 2017 increased by $15.6 million to $183.0 million compared to $167.4 million for the three months ended March 31, 2016. The increase in selling, general and administrative expenses for the three months ended March 31, 2017 was primarily due to $12.4 million of incremental expenses related to companies acquired in 2017 and 2016, including amortization expense attributable to identifiable intangible assets of $1.6 million. The remaining increase was due to higher selling, general and administrative expenses within our domestic construction segments, primarily as a result of an increase in employee related costs such as incentive compensation and salaries. Increased incentive compensation was principally due to higher projected annual operating results than in the same prior year period for the domestic construction segments, which resulted in increased accruals for certain of our incentive compensation plans. The increase in salaries was attributable to an increase in headcount due to higher revenues than in the same prior year period for the domestic construction segments, as well as cost of living adjustments and merit pay increases. Selling, general and administrative expenses as a percentage of revenues were 9.7% and 9.6% for the three months ended March 31, 2017 and 2016, respectively.
Restructuring expenses
Restructuring expenses, primarily relating to employee severance obligations, were $0.6 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the balance of these restructuring obligations yet to be paid was $0.2 million, which is expected to be paid during the remainder of 2017. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2017.

Operating income
The following table presents our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended March 31,
	2017	% of Segment Revenues	2016	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$31,034	7.0%	$16,707	4.8%
United States mechanical construction and facilities services	40,433	6.0%	23,781	3.9%
United States building services	14,209	3.2%	13,998	3.2%
United States industrial services	17,044	6.6%	18,866	7.3%
Total United States operations	102,720	5.7%	73,352	4.4%
United Kingdom building services	1,679	2.1%	3,311	3.8%
Corporate administration	(21,060)	—	(20,957)	—
Restructuring expenses	(565)	—	(91)	—
Total worldwide operations	82,774	4.4%	55,615	3.2%
Other corporate items:
Interest expense	(3,071)		(2,376)
Interest income	257		165
Income from continuing operations before income taxes	$79,960		$53,404
As described below in more detail, operating income was $82.8 million for the three months ended March 31, 2017 compared to $55.6 million for the three months ended March 31, 2016. Operating margin was 4.4% for the three months ended March 31, 2017 compared to 3.2% for the three months ended March 31, 2016. Operating income and operating margin benefited from the recovery of certain contract costs previously disputed on a project within the United States mechanical construction and facilities services segment, which resulted in a 0.3% favorable impact on the Company’s operating margin.
Operating income of our United States electrical construction and facilities services segment for the three months ended March 31, 2017 was $31.0 million compared to operating income of $16.7 million for the three months ended March 31, 2016. The increase in operating income was attributable to an increase in gross profit from: (a) the commercial market sector, primarily as a result of work performed on several telecommunication construction projects, and (b) the transportation market sector, as a result of improved operating performance. This segment’s results for the three months ended March 31, 2017 included an operating loss of $1.7 million, inclusive of $0.7 million of amortization expense associated with identifiable intangible assets, related to the acquisition of Ardent. The increase in operating margin was partially attributable to improved operating performance as the prior year period was negatively impacted by losses incurred on two transportation construction projects.
Our United States mechanical construction and facilities services segment operating income for the three months ended March 31, 2017 was $40.4 million, a $16.7 million increase compared to operating income of $23.8 million for the three months ended March 31, 2016. The increase in operating income for the three months ended March 31, 2017 was attributable to an increase in gross profit from manufacturing, commercial and water and wastewater construction projects. Additionally, this segment’s operating income benefited from the recovery of certain contract costs previously disputed on a project, which resulted in a 0.9% favorable impact on this segment’s operating margin. A company acquired in 2017 contributed incremental operating income of $0.4 million, net of $2.0 million of amortization expense associated with identifiable intangible assets, for the three months ended March 31, 2017. The increase in operating margin for the three months ended March 31, 2017 was attributable to an increase in gross profit margin.
Operating income of our United States building services segment for the three months ended March 31, 2017 increased by $0.2 million compared to operating income for the three months ended March 31, 2016. The increase in operating income for the three months ended March 31, 2017 was attributable to an increase in gross profit from project, service and controls activities within our mobile mechanical services operations. Additionally, companies acquired in 2017 and 2016 within our mobile mechanical services operations, contributed incremental operating income of $0.7 million, net of $0.6 million of amortization expense associated with identifiable intangible assets, for the three months ended March 31, 2017. The increase in operating income was partially offset by a decrease in gross profit from our commercial site-based services operations as a result of: (a) the loss of certain contracts not renewed pursuant to rebid and (b) a decrease in revenues from snow removal activities. Operating margin was 3.2% for both periods.

Operating income of our United States industrial services segment for the three months ended March 31, 2017 decreased by $1.8 million compared to operating income for the three months ended March 31, 2016. The decrease in operating income for the three months ended March 31, 2017 was attributable to a decrease in gross profit from specialty services offerings within our field services operations as a result of reduced large project activity. The decrease in operating margin for the three months ended March 31, 2017 was attributable to a decrease in gross profit margin.
Our United Kingdom building services segment operating income was $1.7 million for the three months ended March 31, 2017 compared to operating income of $3.3 million for the three months ended March 31, 2016. The decrease in operating income for the three months ended March 31, 2017 was primary attributable to: (a) decrease in gross profit from project activity and (b) an increase in mobilization costs related to certain new contract awards. This segment’s results also included a decrease of $0.2 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The decrease in operating margin for the three months ended March 31, 2017 was attributable to a decrease in gross profit margin due to revenue mix.
Our corporate administration operating loss for the three months ended March 31, 2017 was $21.1 million compared to $21.0 million for the three months ended March 31, 2016.
Interest expense for the three months ended March 31, 2017 and 2016 was $3.1 million and $2.4 million, respectively. The increase in interest expense was primarily due to increased outstanding borrowings and a higher United States dollar LIBOR rate. Interest income for the three months ended March 31, 2017 and 2016 was $0.3 million and $0.2 million, respectively.
For the three months ended March 31, 2017 and 2016, our income tax provision from continuing operations was $26.8 million and $19.0 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.8% for both periods. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended March 31, 2017 and 2016, inclusive of discrete items, were 33.6% and 35.5%, respectively. The increase in the 2017 income tax provision was primarily due to increased income from continuing operations. The decrease in the actual income tax rate for the three months ended March 31, 2017 was due to the reversal of reserves for previously unrecognized income tax benefits.
Discontinued operations
Due to a historical pattern of losses in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future, we ceased construction operations in the United Kingdom during the third quarter of 2014. The results of the construction operations of our United Kingdom segment for all periods are presented in the Condensed Consolidated Financial Statements as discontinued operations.
Liquidity and Capital Resources
The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the three months ended March 31,
	2017	2016
Net cash used in operating activities	$(5,170)	$(37,161)
Net cash used in investing activities	$(91,569)	$(8,786)
Net cash used in financing activities	$(65,614)	$(47,300)
Effect of exchange rate changes on cash and cash equivalents	$490	$(1,220)
Our consolidated cash balance decreased by approximately $161.9 million from $464.6 million at December 31, 2016 to $302.8 million at March 31, 2017. Net cash used in operating activities for the three months ended March 31, 2017 was $5.2 million compared to net cash used in operating activities of $37.2 million for the three months ended March 31, 2016. The decrease in cash used in operating activities was primarily due to an $18.3 million increase in net income and improved cash flows from accounts receivable. Net cash used in investing activities was $91.6 million for the three months ended March 31, 2017 compared to net cash used in investing activities of $8.8 million for the three months ended March 31, 2016. The increase in net cash used in investing activities was primarily due to the increase in payments for acquisitions of businesses. Net cash used in financing activities for the three months ended March 31, 2017 increased by approximately $18.3 million compared to the three months ended March 31, 2016. The increase in net cash used in financing activities was primarily due to the increase in funds used for the repurchase of common stock. Cash flows from discontinued operations were immaterial and are not expected to significantly affect future liquidity.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving credit facility (including interest at 1.98%) (1)	$135.9	$2.5	$5.0	$128.4	$—
Term loan (including interest at 1.98%) (1)	319.3	21.0	41.1	257.2	—
Capital lease obligations	4.9	1.4	2.9	0.6	—
Operating leases	288.6	66.9	105.2	64.3	52.2
Open purchase obligations (2)	1,020.6	860.5	158.7	1.4	—
Other long-term obligations, including current portion (3)	410.9	65.2	336.4	9.3	—
Liabilities related to uncertain income tax positions (4)	2.0	1.2	—	—	0.8
Total Contractual Obligations	$2,182.2	$1,018.7	$649.3	$461.2	$53.0

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$99.2	$98.5	$0.7	$—	$—
 _________

(1)
On August 3, 2016, we entered into a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”). The proceeds of the 2016 Term Loan were used to repay amounts drawn under our prior credit agreement. As of March 31, 2017, the amount outstanding under the 2016 Term Loan was $296.2 million. As of March 31, 2017, there were borrowings outstanding of $125.0 million under the 2016 Revolving Credit Facility.

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

(4)	Includes $0.1 million of accrued interest.

Until August 3, 2016, we had a credit agreement dated as of November 25, 2013 (as amended, the “2013 Credit Agreement”), which provided for a revolving credit facility of $750.0 million (the “2013 Revolving Credit Facility”) and a term loan of $350.0 million (the “2013 Term Loan”). On August 3, 2016, we amended and restated the 2013 Credit Agreement to provide for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. The proceeds of the 2016 Term Loan were used to repay amounts drawn under the 2013 Term Loan, as well as a portion of the outstanding balance under the 2013 Revolving Credit Facility. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets and most of the assets of most of our subsidiaries. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of March 31, 2017 and December 31, 2016. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.15% of the unused amount as of March 31, 2017. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.98% at March 31, 2017) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (4.00% at March 31, 2017), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at March 31, 2017 was 1.98%. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized an additional $3.0 million of debt issuance costs associated with the 2016 Credit Agreement. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. The 2016 Term Loan required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ended March 31, 2017, our required quarterly payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of March 31, 2017 and December 31, 2016, the balance of the 2016 Term Loan was $296.2 million and $300.0 million, respectively. As of March 31, 2017 and December 31, 2016, we had approximately $98.9 million and $91.9 million of letters of credit outstanding, respectively. There were $125.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of March 31, 2017 and December 31, 2016.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts and, accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2017, based on the percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.1 billion. Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
From time to time, we discuss with our current and other Surety Bond providers the amounts of Surety Bonds that may be available to us based on our financial strength and the absence of any default by us on any Surety Bond issued on our behalf and believe those amounts are currently adequate for our needs. However, if we experience changes in our bonding relationships or if there are adverse changes in the surety industry, we may (i) seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds, such as letters of credit, parent company guarantees or cash, in order to convince customers to forego the requirement for Surety Bonds, (ii) increase our activities in our business segments that rarely require Surety Bonds such as our building and industrial services segments, and/or (iii) refrain from bidding for certain projects that require Surety Bonds. There can be no assurance that we would be able to effectuate alternatives to providing Surety Bonds to our customers or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds. Accordingly, if we were to experience a reduction in the availability of Surety Bonds, we could experience a material adverse effect on our financial position, results of operations and/or cash flows.
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
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014 and October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million and $200.0 million of our outstanding common stock, respectively. During 2017, we have repurchased approximately 0.8 million shares of our common stock for approximately $53.3 million. Since the inception of the repurchase programs through March 31, 2017, we have repurchased 12.2 million shares of our common stock for approximately $537.7 million. As of March 31, 2017, there remained authorization for us to repurchase approximately $112.3 million of our shares. The repurchase programs do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
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
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2016 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. Negative macroeconomic trends may have an adverse effect on liquidity. During economic downturns, there have typically been fewer small discretionary projects from the private sector, and our competitors have aggressively bid larger long-term infrastructure and public sector contracts. Short-term liquidity is also impacted by the type and length of construction contracts in place and large turnaround activities in our United States industrial services segment that are billed in arrears pursuant to contractual terms that are standard within the industry. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Cost and estimated earnings in excess of billings on uncompleted contracts”, were $347.5 million and $358.5 million as of March 31, 2017 and December 31, 2016, respectively.
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
Certain Insurance Matters
As of March 31, 2017 and December 31, 2016, we utilized approximately $98.5 million and $91.5 million, respectively, of letters of credit obtained under our 2016 Revolving Credit Facility as collateral for our insurance obligations.
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
Application of Critical Accounting Policies
Our condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of our annual report on Form 10-K for the year ended December 31, 2016. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) services contracts; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.
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
Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill and ultimately collect unbilled revenues. The profit associated with claim amounts is not recognized until the claim has been settled and payment has been received. We did not recognize any material amounts associated with claim settlements during the periods presented. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the condensed consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of services for maintenance, repair and retrofit work consistent with the performance of services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. There were no significant losses recognized during the three months ended March 31, 2017 and 2016.
Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. At March 31, 2017 and December 31, 2016, our accounts receivable of $1,508.5 million and $1,495.4 million, respectively, included allowances for doubtful accounts of $14.0 million and $12.3 million, respectively. The increase in our allowance for doubtful accounts was due to an increase in our provision for doubtful accounts, partially offset by the write-off of previously reserved for accounts receivable. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability and property claims increased by $2.8 million for the three months ended March 31, 2017 compared to the year ended December 31, 2016, primarily due to higher revenues, including the impact of acquired companies. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability and property claims had increased by 10%, it would have resulted in $15.9 million of additional expense for the three months ended March 31, 2017.
Income Taxes
We had net deferred income tax liabilities at March 31, 2017 and December 31, 2016 of $111.4 million and $117.4 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liabilities are deferred income tax assets. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of March 31, 2017 and December 31, 2016, the total valuation allowance on deferred income tax assets, related to state net operating carryforwards, was approximately $3.5 million in both periods.
Goodwill and Identifiable Intangible Assets
As of March 31, 2017, we had $1,010.4 million and $521.4 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2016, goodwill and net identifiable intangible assets were $979.6 million and $487.4 million, respectively. The changes to goodwill since December 31, 2016 were related to the acquisition of two companies in 2017 and a purchase price adjustment related to the Ardent acquisition. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) requires that goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 13, “Segment Information”, of the notes to condensed consolidated financial statements. In assessing whether our goodwill is impaired, we compare the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is impaired and an impairment loss in the amount of the excess is recognized and charged to operations. No impairment of our goodwill was recognized during the three months ended March 31, 2017 and 2016.
As of March 31, 2017, we had $1,010.4 million of goodwill on our balance sheet and, of this amount, 38.1% relates to our United States industrial services segment, 25.3% relates to our United States building services segment, 24.2% relates to our United States mechanical construction and facilities services segment and 12.4% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, October 1, 2016, the carrying values of our United States industrial services segment, our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment were approximately $695.1 million, $462.4 million, $277.3 million and $268.8 million, respectively. The fair values of our United States industrial services segment, our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment exceeded their carrying values by approximately $69.2 million, $268.6 million, $791.4 million, and $526.3 million, respectively. The weighted average cost of capital used in testing goodwill for impairment was 11.4%, 11.0% and 11.5% for our domestic construction segments, our United States building services segment and our United States industrial services segment, respectively. The perpetual growth rate used was 2.7% for all of our domestic segments.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. No impairment of our trade names was recognized during the three months ended March 31, 2017 and 2016.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. No impairment of our other identifiable intangible assets was recognized during the three months ended March 31, 2017 and 2016.
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
Our development of the present value of future cash flow projections used in impairment testing is based upon assumptions and estimates by management from reviews, among other things, of our operating results, business plans, anticipated growth rates and margins, and weighted average cost of capital. Those assumptions and estimates can change in future periods, and other factors used in assessing fair value are outside the control of management, such as interest rates. There can be no assurance that estimates and assumptions made for purposes of our goodwill and identifiable asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding future business performance or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required to record goodwill and/or identifiable asset impairment charges in future periods.
Although we have not yet conducted our October 1, 2017 goodwill and other impairment tests, there have been no impairments recognized through the first quarter of 2017. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the three months ended March 31, 2017, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2016 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2016 Credit Agreement bear interest at variable rates. As of March 31, 2017, there were borrowings of $125.0 million outstanding under the 2016 Revolving Credit Facility and the balance of the 2016 Term Loan was $296.2 million. This instrument bears interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.98% at March 31, 2017) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (4.00% at March 31, 2017), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at March 31, 2017 was 1.98%. Based on the $421.2 million borrowings outstanding under the 2016 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $2.5 million in the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $2.5 million in the next twelve months. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. The 2016 Credit Agreement expires on August 3, 2021. There is no guarantee that we will be able to renew the 2016 Credit Agreement at its expiration.
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
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction, building services and industrial services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 10,000 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to projects in progress.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. – OTHER INFORMATION.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs
January 1, 2017 to January 31, 2017	219,969	$69.22	219,969	$150,337,611
February 1, 2017 to February 28, 2017	248,000	$66.99	248,000	$133,717,695
March 1, 2017 to March 31 2017	340,290	$63.01	340,290	$112,264,587

(1)
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014 and October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million and $200.0 million of our outstanding common stock, respectively. As of March 31, 2017, there remained authorization for us to repurchase approximately $112.3 million of our shares. No shares have been repurchased by us since the programs have been announced other than pursuant to these publicly announced programs. We may repurchase our shares from time to time as permitted by securities laws and other legal requirements.

ITEM 6.   EXHIBITS.
For the list of exhibits, see the Exhibit Index immediately following the signature page hereof, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 27, 2017

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
Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report June 17, 2013)
3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(b)	Amended and Restated By-Laws and Amendments thereto	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”)
4(a)
Fifth Amended and Restated Credit Agreement dated as of August 3, 2016 by and among EMCOR Group, Inc. and a subsidiary and Bank of Montreal, as Agent and the lenders listed on the signature pages thereof (the “Credit Agreement”)
Exhibit 4(a) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (“September 2016 Form 10-Q”)
4(b)	Fifth Amended and Restated Security Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to the September 2016 Form 10-Q
4(c)	Fifth Amended and Restated Pledge Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to the September 2016 Form 10-Q
4(d)	Fourth Amended and Restated Guaranty Agreement dated as of August 3, 2016 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to the September 2016 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(h-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(i-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(i-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(i-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(i-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(j-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(j-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(j-3)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(k-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-2)	Third Amendment to Severance Agreement dated June 4, 2015 between EMCOR and Sheldon I. Cammaker	Exhibit 10(k-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (“June 2015 Form 10-Q”)
10(l-1)	Severance Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio	Exhibit 10(l-1) to the September 2016 Form 10-Q
10(l-2)	Continuity Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio (“Mauricio Continuity Agreement”)	Exhibit 10(l-2) to the September 2016 Form 10-Q
10(l-3)	Amendment dated April 10, 2017 to Mauricio Continuity Agreement	Filed herewith
10(m-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(m-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(m-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(m-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (“March 2012 Form 10-Q”)
10(m-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014
10(m-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(m-7)	Fifth Amendment to LTIP	Exhibit 10(l-7) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”)
10(m-8)	Sixth Amendment to LTIP	Exhibit 10(l-8) to 2015 Form 10-K
10(n)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(o-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007
10(o-2)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K
10(p-1)	Amended and Restated 2010 Incentive Plan	Exhibit 10(q-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10(p-2)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(p-3)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K
10(q)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(r)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(s)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(t)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(u)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“June 2012 Form 10-Q”)
10(v)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2014
10(w)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(x)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(y)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(z)	Restricted Stock Unit Award Agreement dated October 23, 2013 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to 2013 Form 10-K
10(a)(a)	Restricted Stock Unit Award Agreement dated June 11, 2014 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014
10(b)(b)	Restricted Stock Unit Award Agreement dated June 11, 2015 between EMCOR and Stephen W. Bershad	Exhibit 10(f)(f) to the June 30, 2015 Form 10-Q
10(c)(c)	Restricted Stock Unit Award Agreement dated October 29, 2015 between EMCOR and Steven B. Schwarzwaelder	Exhibit 10.1 to Form 8-K (Date of Report October 30, 2015)
10(d)(d)	Restricted Stock Unit Award Agreement dated June 2, 2016 between EMCOR and Stephen W. Bershad	Exhibit 10(c)(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016
10(e)(e)	Executive Compensation Recoupment Policy	Exhibit 10(h)(h) to 2015 Form 10-K
11	Computation of Basic EPS and Diluted EPS for the three months ended March 31, 2017 and 2016	Note 5 of the Notes to the Condensed Consolidated Financial Statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Exhibit 95 to 2016 Form 10-K
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Condensed Consolidated Financial Statements.
Filed