Form 10-Q
period 2017-09-30
EMCOR GROUP INC
filed 2017-10-26
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Number of shares of Common Stock outstanding as of the close of business on October 23, 2017: 58,813,795 shares.

EMCOR Group, Inc.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$480,496	$464,617
Accounts receivable, less allowance for doubtful accounts of $16,948 and $12,252, respectively	1,537,819	1,495,431
Costs and estimated earnings in excess of billings on uncompleted contracts	135,602	130,697
Inventories	43,653	37,426
Prepaid expenses and other	34,402	40,944
Total current assets	2,231,972	2,169,115
Investments, notes and other long-term receivables	7,604	8,792
Property, plant and equipment, net	126,563	127,951
Goodwill	1,010,399	979,628
Identifiable intangible assets, net	497,278	487,398
Other assets	92,505	79,554
Total assets	$3,966,321	$3,852,438
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$15,364	$15,030
Accounts payable	485,701	501,213
Billings in excess of costs and estimated earnings on uncompleted contracts	532,386	489,242
Accrued payroll and benefits	309,237	310,514
Other accrued expenses and liabilities	209,591	195,775
Total current liabilities	1,552,279	1,511,774
Borrowings under revolving credit facility	125,000	125,000
Long-term debt and capital lease obligations	273,506	283,296
Other long-term obligations	397,671	394,426
Total liabilities	2,348,456	2,314,496
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 59,850,983 and 60,606,825 shares issued, respectively	599	606
Capital surplus	4,343	52,219
Accumulated other comprehensive loss	(100,559)	(101,703)
Retained earnings	1,748,100	1,596,269
Treasury stock, at cost 1,044,474 and 659,841 shares, respectively	(35,471)	(10,302)
Total EMCOR Group, Inc. stockholders’ equity	1,617,012	1,537,089
Noncontrolling interests	853	853
Total equity	1,617,865	1,537,942
Total liabilities and equity	$3,966,321	$3,852,438
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues	$1,886,691	$1,923,174	$5,674,360	$5,601,560
Cost of sales	1,591,621	1,655,130	4,838,449	4,835,667
Gross profit	295,070	268,044	835,911	765,893
Selling, general and administrative expenses	188,565	181,441	552,903	530,654
Restructuring expenses	46	539	954	1,271
Operating income	106,459	86,064	282,054	233,968
Interest expense	(3,324)	(3,479)	(9,464)	(8,973)
Interest income	277	161	607	518
Income from continuing operations before income taxes	103,412	82,746	273,197	225,513
Income tax provision	38,608	30,783	98,473	82,663
Income from continuing operations	64,804	51,963	174,724	142,850
Loss from discontinued operation, net of income taxes	(207)	(406)	(729)	(1,584)
Net income including noncontrolling interests	64,597	51,557	173,995	141,266
Less: Net income attributable to noncontrolling interests	—	(26)	—	(7)
Net income attributable to EMCOR Group, Inc.	$64,597	$51,531	$173,995	$141,259
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.10	$0.85	$2.94	$2.35
From discontinued operation	(0.00)	(0.01)	(0.01)	(0.03)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.10	$0.84	$2.93	$2.32
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.09	$0.85	$2.93	$2.33
From discontinued operation	(0.00)	(0.01)	(0.01)	(0.03)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.09	$0.84	$2.92	$2.30

Dividends declared per common share	$0.08	$0.08	$0.24	$0.24
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income including noncontrolling interests	$64,597	$51,557	$173,995	$141,266
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(39)	(255)	(730)	(1,056)
Post retirement plans, amortization of actuarial loss included in net income (1)	640	440	1,874	1,393
Other comprehensive income	601	185	1,144	337
Comprehensive income	65,198	51,742	175,139	141,603
Less: Comprehensive income attributable to noncontrolling interests	—	(26)	—	(7)
Comprehensive income attributable to EMCOR Group, Inc.	$65,198	$51,716	$175,139	$141,596
_________

(1)
Net of tax of $0.2 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and net of tax of $0.5 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively.

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows - operating activities:
Net income including noncontrolling interests	$173,995	$141,266
Depreciation and amortization	30,235	29,117
Amortization of identifiable intangible assets	36,320	30,678
Provision for doubtful accounts	6,027	3,962
Deferred income taxes	(5,991)	(830)
Excess tax benefits from share-based compensation	(1,565)	(2,062)
Equity income from unconsolidated entities	(1,132)	(719)
Other non-cash items	4,735	6,844
Distributions from unconsolidated entities	2,308	863
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(6,648)	(80,195)
Net cash provided by operating activities	238,284	128,924
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(82,724)	(232,883)
Proceeds from sale of property, plant and equipment	2,125	1,850
Purchase of property, plant and equipment	(26,113)	(29,306)
Net cash used in investing activities	(106,712)	(260,339)
Cash flows - financing activities:
Proceeds from revolving credit facility	—	220,000
Repayments of revolving credit facility	—	(95,000)
Borrowings from long-term debt	—	400,000
Repayments of long-term debt and debt issuance costs	(11,401)	(317,987)
Repayments of capital lease obligations	(1,079)	(1,144)
Dividends paid to stockholders	(14,266)	(14,598)
Repurchase of common stock	(90,944)	(34,805)
Proceeds from exercise of stock options	—	508
Payments to satisfy minimum tax withholding	(3,376)	(4,166)
Issuance of common stock under employee stock purchase plan	3,459	3,583
Payments for contingent consideration arrangements	(1,017)	—
Distributions to noncontrolling interests	—	(2,050)
Net cash (used in) provided by financing activities	(118,624)	154,341
Effect of exchange rate changes on cash and cash equivalents	2,931	(5,199)
Increase in cash and cash equivalents	15,879	17,727
Cash and cash equivalents at beginning of year	464,617	486,831
Cash and cash equivalents at end of period	$480,496	$504,558
Supplemental cash flow information:
Cash paid for:
Interest	$8,507	$7,920
Income taxes	$95,584	$98,176
Non-cash financing activities:
Assets acquired under capital lease obligations	$1,133	$1,738

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2015	$1,480,056	$617	$130,369	$(76,953)	$1,432,980	$(10,302)	$3,345
Net income including noncontrolling interests	141,266	—	—	—	141,259	—	7
Other comprehensive income	337	—	—	337	—	—	—
Common stock issued under share-based compensation plans (2)	1,492	3	498	—	991	—	—
Tax withholding for common stock issued under share-based compensation plans	(4,166)	—	(4,166)	—	—	—	—
Common stock issued under employee stock purchase plan	3,583	—	3,583	—	—	—	—
Common stock dividends	(14,598)	—	143	—	(14,741)	—	—
Repurchase of common stock	(29,028)	(6)	(29,022)	—	—	—	—
Distributions to noncontrolling interests	(2,050)	—	—	—	—	—	(2,050)
Share-based compensation expense	7,000	—	7,000	—	—	—	—
Balance, September 30, 2016	$1,583,892	$614	$108,405	$(76,616)	$1,560,489	$(10,302)	$1,302
Balance, December 31, 2016	$1,537,942	$606	$52,219	$(101,703)	$1,596,269	$(10,302)	$853
Net income including noncontrolling interests	173,995	—	—	—	173,995	—	—
Other comprehensive income	1,144	—	—	1,144	—	—	—
Common stock issued under share-based compensation plans	1	2	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,376)	—	(3,376)	—	—	—	—
Common stock issued under employee stock purchase plan	3,459	1	3,458	—	—	—	—
Common stock dividends	(14,266)	—	124	—	(14,390)	—	—
Repurchase of common stock	(88,599)	(10)	(55,646)	—	(7,774)	(25,169)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—
Share-based compensation expense	7,565	—	7,565	—	—	—	—
Balance, September 30, 2017	$1,617,865	$599	$4,343	$(100,559)	$1,748,100	$(35,471)	$853

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.
NOTE 2 New Accounting Pronouncements
On January 1, 2017, we adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires that all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. We adopted this pronouncement on a retrospective basis. As a result of such adoption, approximately $41.7 million of net deferred tax assets, which were previously presented as “Prepaid expenses and other” in the Condensed Consolidated Balance Sheet as of December 31, 2016, were reclassified as a reduction to “Other long-term obligations.”
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
In May 2014, an accounting pronouncement was issued by the FASB to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The guidance permits the use of one of two retrospective transition methods. We anticipate adopting the standard on January 1, 2018 using the modified retrospective method. We have substantially completed the process to evaluate the impact of the new pronouncement on our contracts, including identifying potential differences that will result from applying the requirements of the new guidance. As a result of the review of our various types of revenue arrangements, we do not anticipate that the adoption will have a material impact on our financial position and/or results of operations, particularly as it relates to revenues generated from long-term construction, service maintenance, and time and materials contracts. With respect to our shop services operations within our United States industrial services segment, which currently recognize revenue related to the engineering, manufacturing and repair of shell and tube heat exchangers when the product is shipped and all other revenue recognition criteria have been met, the adoption of the new standard will accelerate the timing of revenue recognition for certain contracts for which control is transferred to our customers over time instead of at a point in time. We have also drafted revised accounting policies and have evaluated the enhanced disclosure requirements on our business processes, controls and systems.

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
The results of discontinued operations are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenues	$(81)	$40	$863	$108
Loss from discontinued operation, net of income taxes	$(207)	$(406)	$(729)	$(1,584)
Diluted loss per share from discontinued operation	$(0.00)	$(0.01)	$(0.01)	$(0.03)
The loss from discontinued operations for the three and nine months ended September 30, 2017 was primarily due to legal costs related to the settlement of final contract balances on certain construction projects completed in prior years, partially offset by revenues recognized in the second quarter of 2017 upon the settlement of a previously outstanding contract claim.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 Disposition of Assets - (Continued)

Included in the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 are the following major classes of assets and liabilities associated with the discontinued operation (in thousands):

	September 30, 2017	December 31, 2016
Assets of discontinued operation:
Current assets	$360	$1,233

Liabilities of discontinued operation:
Current liabilities	$3,511	$4,036
At September 30, 2017, the assets and liabilities of the discontinued operation consisted of accounts receivable, contract retentions and contract warranty obligations that are expected to be collected or fulfilled in the ordinary course of business. Additionally at September 30, 2017, there remained less than $0.1 million of obligations related to employee severance, which are expected to be paid in 2018. The settlement of the remaining assets and liabilities may result in additional income and/or expenses. Such income and/or expenses are expected to be immaterial and will be reflected as discontinued operations as incurred.
NOTE 5 Earnings Per Share
Calculation of Basic and Diluted Earnings (Loss) per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the three and nine months ended September 30, 2017 and 2016 (in thousands, except share and per share data):

	For the three months ended September 30,
	2017	2016
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$64,804	$51,937
Loss from discontinued operation, net of income taxes	(207)	(406)
Net income attributable to EMCOR Group, Inc. common stockholders	$64,597	$51,531
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	59,061,768	60,889,484
Effect of dilutive securities—Share-based awards	357,432	428,573
Shares used to compute diluted earnings (loss) per common share	59,419,200	61,318,057
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.10	$0.85
From discontinued operation	(0.00)	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.10	$0.84
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.09	$0.85
From discontinued operation	(0.00)	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.09	$0.84

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 Earnings Per Share - (Continued)

	For the nine months ended September 30,
	2017	2016
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$174,724	$142,843
Loss from discontinued operation, net of income taxes	(729)	(1,584)
Net income attributable to EMCOR Group, Inc. common stockholders	$173,995	$141,259
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	59,371,672	60,866,532
Effect of dilutive securities—Share-based awards	349,513	423,856
Shares used to compute diluted earnings (loss) per common share	59,721,185	61,290,388
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.94	$2.35
From discontinued operation	(0.01)	(0.03)
Net income attributable to EMCOR Group, Inc. common stockholders	$2.93	$2.32
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.93	$2.33
From discontinued operation	(0.01)	(0.03)
Net income attributable to EMCOR Group, Inc. common stockholders	$2.92	$2.30

There were 500 anti-dilutive share-based awards excluded from the computation of diluted EPS for the three and nine months ended September 30, 2017. There were no anti-dilutive share-based awards for the three and nine months ended September 30, 2016.
NOTE 6 Inventories
Inventories in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	September 30, 2017	December 31, 2016
Raw materials and construction materials	$25,709	$21,997
Work in process	17,944	15,429
Inventories	$43,653	$37,426

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7 Debt
Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	September 30, 2017	December 31, 2016
Revolving credit facility	$125,000	$125,000
Term loan	288,608	300,000
Unamortized debt issuance costs	(4,548)	(5,437)
Capitalized lease obligations	4,788	3,732
Other	22	31
Total debt	413,870	423,326
Less: current maturities	15,364	15,030
Total long-term debt	$398,506	$408,296
Credit Agreement
Until August 3, 2016, we had a credit agreement dated as of November 25, 2013 (as amended, the “2013 Credit Agreement”), which provided for a revolving credit facility of $750.0 million (the “2013 Revolving Credit Facility”) and a term loan of $350.0 million (the “2013 Term Loan”). On August 3, 2016, we amended and restated the 2013 Credit Agreement to provide for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. The proceeds of the 2016 Term Loan were used to repay amounts drawn under the 2013 Term Loan, as well as a portion of the outstanding balance under the 2013 Revolving Credit Facility. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of September 30, 2017 and December 31, 2016. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.15% of the unused amount as of September 30, 2017. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (1.24% at September 30, 2017) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (4.25% at September 30, 2017), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at September 30, 2017 was 2.24%. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized an additional $3.0 million of debt issuance costs associated with the 2016 Credit Agreement. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. The 2016 Term Loan required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ended March 31, 2017, our required quarterly payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of September 30, 2017 and December 31, 2016, the balance of the 2016 Term Loan was $288.6 million and $300.0 million, respectively. As of September 30, 2017 and December 31, 2016, we had approximately $111.8 million and $91.9 million of letters of credit outstanding, respectively. There were $125.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of September 30, 2017 and December 31, 2016.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	Assets at Fair Value as of September 30, 2017
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$480,496	$—	$—	$480,496
Restricted cash (2)	2,082	—	—	2,082
Deferred compensation plan assets (3)	20,372	—	—	20,372
Total	$502,950	$—	$—	$502,950

	Assets at Fair Value as of December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$464,617	$—	$—	$464,617
Restricted cash (2)	2,043	—	—	2,043
Deferred compensation plan assets (3)	12,153	—	—	12,153
Total	$478,813	$—	$—	$478,813
 ________

(1)
Cash and cash equivalents include money market funds with original maturity dates of three months or less, which are Level 1 assets. At September 30, 2017 and December 31, 2016, we had $187.0 million and $154.6 million, respectively, in money market funds.

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
NOTE 9 Income Taxes
For the three months ended September 30, 2017 and 2016, our income tax provision from continuing operations was $38.6 million and $30.8 million, respectively, based on an effective income tax rate, before discrete items and less amounts attributable to noncontrolling interests, of 37.1% and 38.1%, respectively. The actual income tax rate on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended September 30, 2017 and 2016, inclusive of discrete items, was 37.3% and 37.2%, respectively. For the nine months ended September 30, 2017 and 2016, our income tax provision from continuing operations was $98.5 million and $82.7 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.4% and 37.8%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the nine months ended September 30, 2017 and 2016, inclusive of discrete items, were 36.0% and 36.7%, respectively. The increase in the 2017 income tax provision was primarily due to increased income from continuing operations. The decrease in the 2017 actual income tax rate on income from continuing operations was due to the net impact of discrete items, inclusive of the reversal of reserves for previously unrecognized income tax benefits in the first quarter of 2017.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 Income Taxes - (Continued)

As of September 30, 2017 and December 31, 2016, the amount of unrecognized income tax benefits was $1.9 million and $4.0 million (of which $0.7 million and $2.2 million, if recognized, would favorably affect our effective income tax rate), respectively.
We report interest expense and/or income related to unrecognized income tax benefits in the income tax provision. As of September 30, 2017 and December 31, 2016, we had approximately $0.2 million and $0.5 million, respectively, of accrued interest expense related to unrecognized income tax benefits included as a liability in the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2017 and 2016, less than $0.1 million of interest expense and less than $0.1 million of interest income, respectively, was recognized in the income tax provision. For the nine months ended September 30, 2017 and 2016, $0.3 million and less than $0.1 million of interest income, respectively, was recognized in the income tax provision.
We do not anticipate any significant changes to our reserves for uncertain tax positions in the next twelve months.
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
NOTE 10 Common Stock
As of September 30, 2017 and December 31, 2016, there were 58,806,509 and 59,946,984 shares of our common stock outstanding, respectively.
During the three months ended September 30, 2017 and 2016, we issued 19,679 and 47,050 shares of common stock, respectively, primarily upon: (a) the purchase of common stock pursuant to our employee stock purchase plan and (b) the satisfaction of required conditions under certain of our share-based compensation plans. During the nine months ended September 30, 2017 and 2016, we issued 213,060 and 353,116 shares of common stock, respectively, primarily upon: (a) the satisfaction of required conditions under certain of our share-based compensation plans, (b) the purchase of common stock pursuant to our employee stock purchase plan and (c) the exercise of stock options.
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014 and October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million and $200.0 million of our outstanding common stock, respectively. During 2017, we have repurchased approximately 1.4 million shares of our common stock for approximately $88.6 million. Since the inception of the repurchase programs through September 30, 2017, we have repurchased approximately 12.8 million shares of our common stock for approximately $573.0 million. As of September 30, 2017, there remained authorization for us to repurchase approximately $77.0 million of our shares. Subsequent to September 30, 2017, our Board of Directors authorized us to repurchase up to an additional $100.0 million of our outstanding common stock. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2016 Credit Agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11 Retirement Plans - (Continued)

Components of Net Periodic Pension Cost
The components of net periodic pension cost of the UK Plan for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Interest cost	$2,162	$2,465	$6,331	$7,846
Expected return on plan assets	(3,388)	(3,398)	(9,919)	(10,816)
Amortization of unrecognized loss	738	489	2,160	1,556
Net periodic pension cost (income)	$(488)	$(444)	$(1,428)	$(1,414)
Employer Contributions
For the nine months ended September 30, 2017, our United Kingdom subsidiary contributed approximately $3.5 million to the UK Plan and anticipates contributing an additional $1.3 million during the remainder of 2017.
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
Restructuring expenses
Restructuring expenses, primarily relating to employee severance obligations, were less than $0.1 million and $1.0 million for the three and nine months ended September 30, 2017, respectively, and $0.5 million and $1.3 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, the balance of these restructuring obligations yet to be paid was less than $0.1 million and is expected to be paid during the remainder of 2017. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2017.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 Commitments and Contingencies - (Continued)

The changes in restructuring activity by reportable segments during the nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	United States mechanical construction and facilities services segment	United States building services segment	Total
Balance at December 31, 2015	$—	$81	$81
Charges	401	870	1,271
Payments	(108)	(770)	(878)
Balance at September 30, 2016	$293	$181	$474
Balance at December 31, 2016	$188	$13	$201
Charges	181	773	954
Payments	(369)	(737)	(1,106)
Balance at September 30, 2017	$—	$49	$49
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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 13 Segment Information - (Continued)

The following tables present information about industry segments and geographic areas for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the three months ended September 30,
	2017	2016
Revenues from unrelated entities:
United States electrical construction and facilities services	$457,919	$458,553
United States mechanical construction and facilities services	760,084	691,818
United States building services	437,107	460,715
United States industrial services	145,679	239,052
Total United States operations	1,800,789	1,850,138
United Kingdom building services	85,902	73,036
Total worldwide operations	$1,886,691	$1,923,174

Total revenues:
United States electrical construction and facilities services	$460,066	$465,476
United States mechanical construction and facilities services	767,398	696,549
United States building services	451,396	475,106
United States industrial services	147,133	239,489
Less intersegment revenues	(25,204)	(26,482)
Total United States operations	1,800,789	1,850,138
United Kingdom building services	85,902	73,036
Total worldwide operations	$1,886,691	$1,923,174

	For the nine months ended September 30,
	2017	2016
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,350,157	$1,227,474
United States mechanical construction and facilities services	2,173,030	1,925,793
United States building services	1,315,401	1,366,973
United States industrial services	591,694	830,064
Total United States operations	5,430,282	5,350,304
United Kingdom building services	244,078	251,256
Total worldwide operations	$5,674,360	$5,601,560

Total revenues:
United States electrical construction and facilities services	$1,355,206	$1,249,681
United States mechanical construction and facilities services	2,197,231	1,937,089
United States building services	1,360,189	1,407,361
United States industrial services	593,648	831,111
Less intersegment revenues	(75,992)	(74,938)
Total United States operations	5,430,282	5,350,304
United Kingdom building services	244,078	251,256
Total worldwide operations	$5,674,360	$5,601,560

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 13 Segment Information - (Continued)

	For the three months ended September 30,
	2017	2016
Operating income (loss):
United States electrical construction and facilities services	$46,583	$30,927
United States mechanical construction and facilities services	57,484	38,890
United States building services	25,981	23,125
United States industrial services	(4,844)	14,586
Total United States operations	125,204	107,528
United Kingdom building services	3,933	2,591
Corporate administration	(22,632)	(23,516)
Restructuring expenses	(46)	(539)
Total worldwide operations	106,459	86,064
Other corporate items:
Interest expense	(3,324)	(3,479)
Interest income	277	161
Income from continuing operations before income taxes	$103,412	$82,746

	For the nine months ended September 30,
	2017	2016
Operating income (loss):
United States electrical construction and facilities services	$109,735	$70,645
United States mechanical construction and facilities services	150,971	100,607
United States building services	60,375	55,658
United States industrial services	16,573	66,600
Total United States operations	337,654	293,510
United Kingdom building services	9,109	9,160
Corporate administration	(63,755)	(67,431)
Restructuring expenses	(954)	(1,271)
Total worldwide operations	282,054	233,968
Other corporate items:
Interest expense	(9,464)	(8,973)
Interest income	607	518
Income from continuing operations before income taxes	$273,197	$225,513

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 13 Segment Information - (Continued)

	September 30, 2017	December 31, 2016
Total assets:
United States electrical construction and facilities services	$595,680	$631,581
United States mechanical construction and facilities services	1,055,857	954,633
United States building services	774,449	753,434
United States industrial services	840,757	850,434
Total United States operations	3,266,743	3,190,082
United Kingdom building services	121,659	105,081
Corporate administration	577,919	557,275
Total worldwide operations	$3,966,321	$3,852,438

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
The following table presents selected financial data for the three months ended September 30, 2017 and 2016 (in thousands, except percentages and per share data):

	For the three months ended September 30,
	2017	2016
Revenues	$1,886,691	$1,923,174
Revenues (decrease) increase from prior year	(1.9)%	13.2%
Operating income	$106,459	$86,064
Operating income as a percentage of revenues	5.6%	4.5%
Net income attributable to EMCOR Group, Inc.	$64,597	$51,531
Diluted earnings per common share from continuing operations	$1.09	$0.85
The results for the 2017 third quarter set new company records in terms of quarterly operating income, net income attributable to EMCOR Group, Inc. and diluted earnings per common share from continuing operations, despite the challenges faced by our United States industrial services segment during the quarter. In addition, our operating margin (operating income as a percentage of revenues) was a new company record for a third quarter. The decrease in revenues for the 2017 third quarter was primarily attributable to our field services operations within our United States industrial services segment due to: (a) decreased demand for our specialty services offerings, including large project activity, and (b) a decrease in turnaround activities, as the third quarter of 2017 was negatively impacted by Hurricane Harvey, which resulted in the deferral of, and may lead to the potential cancellation of, previously scheduled turnaround projects. In addition, revenues decreased within our United States building services segment, primarily attributable to: (a) the loss of certain contracts not renewed pursuant to rebid within our commercial and government site-based services operations and (b) a reduction in large project activity within our energy services operations. These decreases were partially offset by an increase in revenues from our United States mechanical construction and facilities services segment due to increased activity within the healthcare, hospitality and commercial market sectors. In addition, companies acquired in 2017, which are reported in our United States mechanical construction and facilities services segment and our United States building services segment, generated incremental revenues of $34.7 million.
Operating income and operating margin increased within all of our reportable segments, except for our United States industrial services segment. The overall increase in operating income and operating margin was mainly attributable to the results of our domestic construction segments, which were favorably impacted by an increase in gross profit within the majority of the market sectors in which we operate. In addition, the results of our United States electrical construction and facilities services segment for the 2016 third quarter were negatively impacted by $6.9 million of losses incurred on a transportation construction project. Companies acquired in 2017 contributed incremental operating income of $1.3 million, inclusive of $2.3 million of amortization expense associated with identifiable intangible assets.

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
Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended September 30,
	2017	% of Total	2016	% of Total
Revenues:
United States electrical construction and facilities services	$457,919	24%	$458,553	24%
United States mechanical construction and facilities services	760,084	40%	691,818	36%
United States building services	437,107	23%	460,715	24%
United States industrial services	145,679	8%	239,052	12%
Total United States operations	1,800,789	95%	1,850,138	96%
United Kingdom building services	85,902	5%	73,036	4%
Total worldwide operations	$1,886,691	100%	$1,923,174	100%

	For the nine months ended September 30,
	2017	% of Total	2016	% of Total
Revenues:
United States electrical construction and facilities services	$1,350,157	24%	$1,227,474	22%
United States mechanical construction and facilities services	2,173,030	38%	1,925,793	34%
United States building services	1,315,401	23%	1,366,973	24%
United States industrial services	591,694	10%	830,064	15%
Total United States operations	5,430,282	96%	5,350,304	96%
United Kingdom building services	244,078	4%	251,256	4%
Total worldwide operations	$5,674,360	100%	$5,601,560	100%

As described below in more detail, our revenues for the three months ended September 30, 2017 decreased to $1.89 billion compared to $1.92 billion for the three months ended September 30, 2016, and our revenues for the nine months ended September 30, 2017 increased to $5.67 billion compared to $5.60 billion for the nine months ended September 30, 2016. The decrease in revenues for the three months ended September 30, 2017 was primarily attributable to a decrease in revenues from our United States industrial services segment and our United States building services segment, partially offset by an increase in revenues from our United States mechanical construction and facilities services segment. The increase in revenues for the nine months ended September 30, 2017 was primarily attributable to increased revenues from both of our domestic construction segments. Companies acquired in 2017 and 2016, which are reported in our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment and our United States building services segment, generated incremental revenues of $34.7 million and $156.5 million for the three and nine months ended September 30, 2017, respectively.
Revenues of our United States electrical construction and facilities services segment were $457.9 million and $1,350.2 million for the three and nine months ended September 30, 2017, respectively, compared to revenues of $458.6 million and $1,227.5 million for the three and nine months ended September 30, 2016, respectively. The decrease in revenues for the three months ended September 30, 2017 was primarily attributable to a decrease in revenues from electrical construction projects with customers in the industrial and power generation industries, partially offset by an increase in revenues from institutional and commercial construction projects. The increase in revenues for the nine months ended September 30, 2017 was primarily attributable to an increase in revenues from commercial and transportation construction projects. The increase in revenues within the commercial market sector for both periods was primarily as a result of work performed on numerous telecommunication construction projects. The results for the nine months ended September 30, 2017 included $50.4 million of incremental revenues generated by the acquisition of Ardent Services, L.L.C. and Rabalais Constructors, LLC (collectively, “Ardent”).
Our United States mechanical construction and facilities services segment revenues for the three months ended September 30, 2017 were $760.1 million, a $68.3 million increase compared to revenues of $691.8 million for the three months ended September 30, 2016. Revenues of this segment for the nine months ended September 30, 2017 were $2,173.0 million, a $247.2 million increase compared to revenues of $1,925.8 million for the nine months ended September 30, 2016. The increase in revenues for both periods was primarily attributable to an increase in revenues from healthcare, commercial and hospitality construction projects. In addition, revenues for the nine months ended September 30, 2017 benefited from an increase in revenues from water and wastewater construction projects, partially offset by a decrease in revenues from institutional construction projects. The results for the three and nine months ended September 30, 2017 included $17.9 million and $55.7 million, respectively, of incremental revenues generated by a company acquired in 2017.
Revenues of our United States building services segment for the three months ended September 30, 2017 decreased by $23.6 million compared to the three months ended September 30, 2016, and revenues for the nine months ended September 30, 2017 decreased by $51.6 million compared to the nine months ended September 30, 2016. The decrease in revenues for both periods was primarily attributable to: (a) the loss of certain contracts not renewed pursuant to rebid within our commercial and government site-based services operations and (b) a reduction in large project activity within our energy services operations. In addition, the decrease in revenues for the nine months ended September 30, 2017 was partially due to a reduction in snow removal activities within our commercial site-based services operations. These decreases were partially offset by an increase in revenues from our mobile mechanical services operations as a result of greater project, service and controls activities. The results for the three and nine months ended September 30, 2017 included $16.8 million and $50.4 million, respectively, of incremental revenues generated by companies acquired in 2017 and 2016.

Revenues of our United States industrial services segment for the three months ended September 30, 2017 decreased by $93.4 million compared to the three months ended September 30, 2016, and revenues for the nine months ended September 30, 2017 decreased by $238.4 million compared to the nine months ended September 30, 2016. This segment’s results for the three months ended September 30, 2017 were negatively impacted by Hurricane Harvey, which resulted in the deferral of, and may lead to the potential cancellation of, previously scheduled turnaround projects. In addition, the decrease in revenues for both periods was attributable to decreased large project activity from our specialty services offerings within our field services operations.
Our United Kingdom building services segment revenues were $85.9 million for the three months ended September 30, 2017 compared to revenues of $73.0 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, revenues for this segment were $244.1 million compared to revenues of $251.3 million for the nine months ended September 30, 2016. This segment’s revenues for the three and nine months ended September 30, 2017 were negatively impacted by $0.3 million and $22.1 million, respectively, related to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The unfavorable exchange rates for the nine months ended September 30, 2017 resulted, in part, from the decision by the United Kingdom to exit the European Union. Excluding the impact of unfavorable exchange rates, the increase in revenues for both periods was the result of increased revenues from new contract awards within the commercial and institutional market sectors, partially offset by a decrease in project activity with existing customers.
Backlog
The following table presents our operating segment backlog from unrelated entities and their respective percentages of total backlog (in thousands, except for percentages):

	September 30, 2017	% of Total	December 31, 2016	% of Total	September 30, 2016	% of Total
Backlog:
United States electrical construction and facilities services	$1,219,755	31%	$1,221,237	31%	$1,154,939	30%
United States mechanical construction and facilities services	1,816,413	46%	1,818,536	47%	1,834,335	47%
United States building services	701,569	18%	663,340	17%	706,188	18%
United States industrial services	57,476	1%	50,279	1%	51,200	1%
Total United States operations	3,795,213	96%	3,753,392	96%	3,746,662	96%
United Kingdom building services	167,955	4%	149,530	4%	156,032	4%
Total worldwide operations	$3,963,168	100%	$3,902,922	100%	$3,902,694	100%
Our backlog at September 30, 2017 was $3.96 billion compared to $3.90 billion at both December 31, 2016 and September 30, 2016. The increase in backlog at September 30, 2017 compared to backlog at December 31, 2016 was attributable to an increase in backlog from our United States building services segment, our United Kingdom building services segment and our United States industrial services segment, inclusive of acquisitions. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We include a project within our backlog at such time as a contract is awarded and agreement on contract terms has been reached. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of services contracts. However, we do not include in backlog contracts for which we are paid on a time and material basis and a fixed amount cannot be determined, and if the remaining term of a services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the contract award. Our backlog also includes amounts related to services contracts for which a fixed price contract value is not assigned when a reasonable estimate of total revenues can be made from budgeted amounts agreed to with our customer. Our backlog is comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business and (d) claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider recovery to be probable. Such claim amounts were immaterial for all periods presented. Our backlog does not include anticipated revenues from unconsolidated joint ventures or variable interest entities nor anticipated revenues from pass-through costs on contracts for which we are acting in the capacity of an agent and which are reported on the net basis. We believe our backlog is firm, although many contracts are subject to cancellation at the election of our customers. Historically, cancellations have not had a material adverse effect on us.

Cost of sales and Gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Cost of sales	$1,591,621	$1,655,130	$4,838,449	$4,835,667
Gross profit	$295,070	$268,044	$835,911	$765,893
Gross profit, as a percentage of revenues	15.6%	13.9%	14.7%	13.7%
Our gross profit increased by $27.0 million for three months ended September 30, 2017 compared to the three months ended September 30, 2016. Gross profit increased by $70.0 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Our gross profit margin was 15.6% and 13.9% for the three months ended September 30, 2017 and 2016, respectively. Gross profit margin was 14.7% and 13.7% for the nine months ended September 30, 2017 and 2016, respectively. Gross profit and gross profit margin for both periods were favorably impacted by improved operating performance within all of our domestic segments, except for our United States industrial services segment. The Company’s gross profit and gross profit margin for the three and nine months ended September 30, 2016 were negatively impacted by $6.9 million and $17.4 million, respectively, of losses incurred on a transportation construction project within our United States electrical construction and facilities services segment, which resulted in a 0.3% negative impact on the Company’s gross profit margin for both prior year periods. In addition, gross profit and gross profit margin within our United States mechanical construction and facilities services segment for the nine months ended September 30, 2017 were favorably impacted by the recovery of certain contract costs previously disputed on a project that was completed in 2016, resulting in $18.1 million of gross profit and a 0.2% favorable impact on the Company’s gross profit margin.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Selling, general and administrative expenses	$188,565	$181,441	$552,903	$530,654
Selling, general and administrative expenses, as a percentage of revenues	10.0%	9.4%	9.7%	9.5%
Our selling, general and administrative expenses for the three months ended September 30, 2017 increased by $7.1 million to $188.6 million compared to $181.4 million for the three months ended September 30, 2016. Selling, general and administrative expenses for the nine months ended September 30, 2017 increased by $22.2 million to $552.9 million compared to $530.7 million for the nine months ended September 30, 2016. The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2017 included $3.8 million and $20.0 million, respectively, of incremental expenses directly related to companies acquired in 2017 and 2016, including amortization expense attributable to identifiable intangible assets of $0.7 million and $3.1 million, respectively. In addition to the impact of acquisitions, selling, general and administrative expenses increased in both periods due to: (a) an increase in salaries, primarily within our United States mechanical construction and facilities segment, partially as a result of an increase in headcount due to higher revenues than in the same prior year periods, (b) an increase in the provision for doubtful accounts, primarily within our United States building services segment and (c) an increase in medical insurance costs. These increases were partially offset by lower incentive compensation expense for both periods partially due to the lower projected annual operating results for our United States industrial services segment than in the same prior year period, which resulted in decreased accruals for this segment’s incentive compensation plans. In addition, selling, general and administrative expenses for the nine months ended September 30, 2016 included $3.8 million of transaction costs associated with the acquisition of Ardent. Selling, general and administrative expenses as a percentage of revenues were 10.0% and 9.7% for the three and nine months ended September 30, 2017, respectively, compared to 9.4% and 9.5% for the three and nine months ended September 30, 2016, respectively. The increase in SG&A margin for the three months ended September 30, 2017 was due to: (a) unabsorbed overhead costs within our United States industrial services segment due to the deferral of certain turnaround activity as a result of Hurricane Harvey and (b) an increase in both the provision for doubtful accounts and medical insurance costs as discussed above.

Restructuring expenses
Restructuring expenses, primarily relating to employee severance obligations, were less than $0.1 million and $1.0 million for the three and nine months ended September 30, 2017, respectively, and $0.5 million and $1.3 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, the balance of these restructuring obligations yet to be paid was less than $0.1 million and is expected to be paid during the remainder of 2017. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2017.
Operating income
The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended September 30,
	2017	% of Segment Revenues	2016	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$46,583	10.2%	$30,927	6.7%
United States mechanical construction and facilities services	57,484	7.6%	38,890	5.6%
United States building services	25,981	5.9%	23,125	5.0%
United States industrial services	(4,844)	(3.3)%	14,586	6.1%
Total United States operations	125,204	7.0%	107,528	5.8%
United Kingdom building services	3,933	4.6%	2,591	3.5%
Corporate administration	(22,632)	—	(23,516)	—
Restructuring expenses	(46)	—	(539)	—
Total worldwide operations	106,459	5.6%	86,064	4.5%
Other corporate items:
Interest expense	(3,324)		(3,479)
Interest income	277		161
Income from continuing operations before income taxes	$103,412		$82,746

	For the nine months ended September 30,
	2017	% of Segment Revenues	2016	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$109,735	8.1%	$70,645	5.8%
United States mechanical construction and facilities services	150,971	6.9%	100,607	5.2%
United States building services	60,375	4.6%	55,658	4.1%
United States industrial services	16,573	2.8%	66,600	8.0%
Total United States operations	337,654	6.2%	293,510	5.5%
United Kingdom building services	9,109	3.7%	9,160	3.6%
Corporate administration	(63,755)	—	(67,431)	—
Restructuring expenses	(954)	—	(1,271)	—
Total worldwide operations	282,054	5.0%	233,968	4.2%
Other corporate items:
Interest expense	(9,464)		(8,973)
Interest income	607		518
Income from continuing operations before income taxes	$273,197		$225,513
As described below in more detail, operating income was $106.5 million and $282.1 million for the three and nine months ended September 30, 2017, respectively, compared to $86.1 million and $234.0 million for the three and nine months ended September 30, 2016, respectively. Operating margin was 5.6% and 5.0% for the three and nine months ended September 30, 2017, respectively, compared to 4.5% and 4.2% for the three and nine months ended September 30, 2016, respectively. Operating income and operating margin for the nine months ended September 30, 2017 benefited from the recovery of certain contract costs previously disputed on a project completed in 2016 within our United States mechanical construction and facilities services segment, which resulted in a 0.3% favorable impact on the Company’s operating margin.
Operating income of our United States electrical construction and facilities services segment for the three and nine months ended September 30, 2017 was $46.6 million and $109.7 million, respectively, compared to operating income of $30.9 million and $70.6 million for the three and nine months ended September 30, 2016, respectively. The increase in operating income for both periods was attributable to an increase in gross profit from: (a) the transportation market sector, due to large project activity, (b) the commercial market sector, primarily as a result of work performed on numerous telecommunication construction projects, and (c) construction projects within the institutional market sector. In addition, the results for the three and nine months ended September 30, 2016 included losses of $6.9 million and $17.4 million, respectively, incurred on a construction project in the Northeastern United States. The increase in operating margin for both 2017 periods was attributable to improved operating performance, partially as a result of increased gross profit margin from numerous construction projects within the commercial and transportation market sectors. Operating margin for the prior year periods was negatively impacted by 1.4% and 1.3% for the three and nine months ended September 30, 2016, respectively, as a result of the losses incurred on the construction project discussed above.
Our United States mechanical construction and facilities services segment operating income for the three months ended September 30, 2017 was $57.5 million, an $18.6 million increase compared to operating income of $38.9 million for the three months ended September 30, 2016. Operating income for the nine months ended September 30, 2017 was $151.0 million, a $50.4 million increase compared to operating income of $100.6 million for the nine months ended September 30, 2016. The increase in operating income for both periods was attributable to an increase in gross profit from the majority of the market sectors in which we operate. Additionally, this segment’s operating income for the nine months ended September 30, 2017 benefited from the recovery of certain contract costs previously disputed on a project completed in 2016, which resulted in $18.1 million of gross profit. A company acquired in 2017 contributed incremental operating income of $0.1 million and $1.3 million, net of $2.0 million and $6.1 million of amortization expense associated with identifiable intangible assets, for the three and nine months ended September 30, 2017, respectively. The increase in operating margin for both periods was attributable to an increase in gross profit margin. The recovery of the disputed contract costs discussed above favorably impacted this segment’s operating margin by 0.7% for the nine months ended September 30, 2017.
Operating income of our United States building services segment for the three months ended September 30, 2017 increased by $2.9 million compared to operating income for the three months ended September 30, 2016, and its operating income for the nine months ended September 30, 2017 increased by $4.7 million compared to the nine months ended September 30, 2016. The increase in operating income for the three months ended September 30, 2017 was primarily attributable to increases in operating income from: (a) our energy services operations and (b) our commercial site-based services operations, partially as a result of decreased selling, general and administrative expenses due to restructuring activities. The increase in operating income for the nine months ended September 30, 2017 was due to increases in operating income from: (a) our mobile mechanical services operations, as a result of increases in gross profit from project, service and control activities, and (b) our energy services operations. The increase in operating income for our energy services operations for both periods primarily resulted from improved operating performance, as the results for the three months ended September 30, 2016 included a loss incurred on a large project. Additionally, companies acquired in 2017 and 2016 within our mobile mechanical services operations, contributed incremental operating income of $1.2 million and $2.6 million, net of $0.3 million and $1.2 million of amortization expense associated with identifiable intangible assets, for the three and nine months ended September 30, 2017, respectively. The increase in operating income for the nine months ended September 30, 2017 was partially offset by a decrease in gross profit from our commercial site-based services operations partially due to a reduction in snow removal activities. The increase in operating margin for both periods was attributable to an increase in gross profit margin.
Our United States industrial services segment operating loss for the three months ended September 30, 2017 was $4.8 million compared to operating income of $14.6 million for the three months ended September 30, 2016. Operating income for the nine months ended September 30, 2017 was $16.6 million, a $50.0 million decrease compared to operating income of $66.6 million for the nine months ended September 30, 2016. This segment’s results for the three months ended September 30, 2017 were negatively impacted by Hurricane Harvey, which resulted in the deferral of, and may lead to the potential cancellation of, previously scheduled turnaround projects. In addition, the decrease in operating income for both periods was attributable to a decrease in gross profit from specialty services offerings within our field services operations as a result of reduced large project activity. The decrease in operating margin for both periods was attributable to a decrease in gross profit margin and an increase in the ratio of selling, general and administrative expenses to revenues. The increase in SG&A margin for the three months ended September 30, 2017 was primarily the result of unabsorbed overhead costs as a result of the project deferrals due to Hurricane Harvey and lower specialty services revenues.
Our United Kingdom building services segment operating income was $3.9 million and $9.1 million for the three and nine months ended September 30, 2017, respectively, compared to operating income of $2.6 million and $9.2 million for the three and nine months ended September 30, 2016, respectively. This segment’s results included a decrease in operating income of $0.7 million for the nine months ended September 30, 2017 relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. Excluding the impact of exchange rates, operating income increased in both periods, primarily due to an increase in gross profit from new contract awards, partially offset by a decrease in gross profit from project activity. The increase in operating margin for the three months ended September 30, 2017 was attributable to an increase in gross profit margin and a decrease in SG&A margin.
Our corporate administration operating loss for the three months ended September 30, 2017 was $22.6 million compared to $23.5 million for the three months ended September 30, 2016. Our corporate administration operating loss for the nine months ended September 30, 2017 was $63.8 million compared to $67.4 million for the nine months ended September 30, 2016. The decrease in corporate administration expenses for the nine months ended September 30, 2017 was primarily due to a decrease in other professional fees, as the same prior year period included $3.8 million of transaction costs associated with the acquisition of Ardent.
Interest expense for the three months ended September 30, 2017 and 2016 was $3.3 million and $3.5 million, respectively. Interest expense for the nine months ended September 30, 2017 and 2016 was $9.5 million and $9.0 million, respectively. The increase in interest expense for the nine months ended September 30, 2017 was primarily due to increased outstanding borrowings in the first quarter of 2017 and a higher United States dollar LIBOR rate. Interest income for the three months ended September 30, 2017 and 2016 was $0.3 million and $0.2 million, respectively. Interest income for the nine months ended September 30, 2017 and 2016 was $0.6 million and $0.5 million, respectively.
For the three months ended September 30, 2017 and 2016, our income tax provision from continuing operations was $38.6 million and $30.8 million, respectively, based on an effective income tax rate, before discrete items and less amounts attributable to noncontrolling interests, of 37.1% and 38.1%, respectively. The actual income tax rate on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended September 30, 2017 and 2016, inclusive of discrete items, was 37.3% and 37.2%, respectively. For the nine months ended September 30, 2017 and 2016, our income tax provision from continuing operations was $98.5 million and $82.7 million, respectively, based on effective income tax rates, before discrete items and less amounts attributable to noncontrolling interests, of 37.4% and 37.8%, respectively. The actual income tax rates on income from continuing operations, less amounts attributable to noncontrolling interests, for the nine months ended September 30, 2017 and 2016, inclusive of discrete items, were 36.0% and 36.7%, respectively. The increase in the 2017 income tax provision was primarily due to increased income from continuing operations. The decrease in the 2017 actual income tax rate on income from continuing operations was due to the net impact of discrete items, inclusive of the reversal of reserves for previously unrecognized income tax benefits in the first quarter of 2017.
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
Liquidity and Capital Resources
The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the nine months ended September 30,
	2017	2016
Net cash provided by operating activities	$238,284	$128,924
Net cash used in investing activities	$(106,712)	$(260,339)
Net cash (used in) provided by financing activities	$(118,624)	$154,341
Effect of exchange rate changes on cash and cash equivalents	$2,931	$(5,199)
Our consolidated cash balance increased by approximately $15.9 million from $464.6 million at December 31, 2016 to $480.5 million at September 30, 2017. Net cash provided by operating activities for the nine months ended September 30, 2017 was $238.3 million compared to net cash provided by operating activities of $128.9 million for the nine months ended September 30, 2016. The increase in cash provided by operating activities was primarily due to a $32.7 million increase in net income and improved cash flows from accounts receivable. Net cash used in investing activities was $106.7 million for the nine months ended September 30, 2017 compared to net cash used in investing activities of $260.3 million for the nine months ended September 30, 2016. The decrease in net cash used in investing activities was primarily due to a reduction in payments for acquisitions of businesses. Net cash flows from financing activities for the nine months ended September 30, 2017 decreased by approximately $273.0 million compared to the nine months ended September 30, 2016 primarily as a result of borrowings of $220.0 million under our revolving credit facility in the prior year. Net cash used in financing activities for the nine months ended September 30, 2017 was primarily for the repurchase of common stock. Cash flows from discontinued operations were immaterial and are not expected to significantly affect future liquidity.
The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving credit facility (including interest at 2.24%) (1)	$135.9	$2.8	$5.7	$127.4	$—
Term loan (including interest at 2.24%) (1)	311.4	21.6	42.2	247.6	—
Capital lease obligations	5.1	1.5	3.0	0.6	—
Operating leases	293.6	67.0	111.0	67.1	48.5
Open purchase obligations (2)	1,059.7	892.8	166.2	0.7	—
Other long-term obligations, including current portion (3)	416.9	64.5	342.5	9.9	—
Liabilities related to uncertain income tax positions (4)	2.1	—	—	—	2.1
Total Contractual Obligations	$2,224.7	$1,050.2	$670.6	$453.3	$50.6

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$112.1	$112.1	$—	$—	$—
 _________

(1)
On August 3, 2016, we entered into a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”). The proceeds of the 2016 Term Loan were used to repay amounts drawn under our prior credit agreement. As of September 30, 2017, the amount outstanding under the 2016 Term Loan was $288.6 million. As of September 30, 2017, there were borrowings outstanding of $125.0 million under the 2016 Revolving Credit Facility.

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

Until August 3, 2016, we had a credit agreement dated as of November 25, 2013 (as amended, the “2013 Credit Agreement”), which provided for a revolving credit facility of $750.0 million (the “2013 Revolving Credit Facility”) and a term loan of $350.0 million (the “2013 Term Loan”). On August 3, 2016, we amended and restated the 2013 Credit Agreement to provide for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. The proceeds of the 2016 Term Loan were used to repay amounts drawn under the 2013 Term Loan, as well as a portion of the outstanding balance under the 2013 Revolving Credit Facility. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of September 30, 2017 and December 31, 2016. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.15% of the unused amount as of September 30, 2017. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (1.24% at September 30, 2017) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (4.25% at September 30, 2017), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at September 30, 2017 was 2.24%. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. We capitalized an additional $3.0 million of debt issuance costs associated with the 2016 Credit Agreement. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. The 2016 Term Loan required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ended March 31, 2017, our required quarterly payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of September 30, 2017 and December 31, 2016, the balance of the 2016 Term Loan was $288.6 million and $300.0 million, respectively. As of September 30, 2017 and December 31, 2016, we had approximately $111.8 million and $91.9 million of letters of credit outstanding, respectively. There were $125.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of September 30, 2017 and December 31, 2016.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts and, accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2017, based on the percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.1 billion. Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014 and October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million and $200.0 million of our outstanding common stock, respectively. During 2017, we have repurchased approximately 1.4 million shares of our common stock for approximately $88.6 million. Since the inception of the repurchase programs through September 30, 2017, we have repurchased approximately 12.8 million shares of our common stock for approximately $573.0 million. As of September 30, 2017, there remained authorization for us to repurchase approximately $77.0 million of our shares. Subsequent to September 30, 2017, our Board of Directors authorized us to repurchase up to an additional $100.0 million of our outstanding common stock. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2016 Credit Agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
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
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2016 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. Negative macroeconomic trends may have an adverse effect on liquidity. During economic downturns, there have typically been fewer small discretionary projects from the private sector, and our competitors have aggressively bid larger long-term infrastructure and public sector contracts. Short-term liquidity is also impacted by the type and length of construction contracts in place and large turnaround activities in our United States industrial services segment that are billed in arrears pursuant to contractual terms that are standard within the industry. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Cost and estimated earnings in excess of billings on uncompleted contracts”, were $396.8 million and $358.5 million as of September 30, 2017 and December 31, 2016, respectively.
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
Certain Insurance Matters
As of September 30, 2017 and December 31, 2016, we utilized approximately $111.4 million and $91.5 million, respectively, of letters of credit obtained under our 2016 Revolving Credit Facility as collateral for our insurance obligations.
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
Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill and ultimately collect unbilled revenues. The profit associated with claim amounts is not recognized until the claim has been settled and payment has been received. During 2017, we recognized $18.1 million of gross profit associated with the recovery of certain contract costs previously disputed on a project completed in the prior year. There were no other material amounts recognized associated with claim settlements during the periods presented. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the condensed consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of services for maintenance, repair and retrofit work consistent with the performance of services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. During the three and nine months ended September 30, 2016, we incurred $6.9 million and $17.4 million, respectively, of losses on a transportation project within our United States electrical construction and facilities services segment as a result of productivity issues attributable to unfavorable job-site conditions. There were no other significant losses recognized during the three and nine months ended September 30, 2017 and 2016.
Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. At September 30, 2017 and December 31, 2016, our accounts receivable of $1,537.8 million and $1,495.4 million, respectively, included allowances for doubtful accounts of $16.9 million and $12.3 million, respectively. The increase in our allowance for doubtful accounts was due to an increase in our provision for doubtful accounts, partially offset by the write-off of previously reserved for accounts receivable. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability and property claims increased by $2.8 million for the nine months ended September 30, 2017 compared to the year ended December 31, 2016, primarily due to higher revenues, including the impact of acquired companies. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability and property claims had increased by 10%, it would have resulted in $15.9 million of additional expense for the nine months ended September 30, 2017.
Income Taxes
We had net deferred income tax liabilities at September 30, 2017 and December 31, 2016 of $110.9 million and $117.4 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liabilities are deferred income tax assets. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of September 30, 2017 and December 31, 2016, the total valuation allowance on deferred income tax assets, related to state net operating carryforwards, was approximately $3.5 million.
Goodwill and Identifiable Intangible Assets
As of September 30, 2017, we had $1,010.4 million and $497.3 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2016, goodwill and net identifiable intangible assets were $979.6 million and $487.4 million, respectively. The changes to goodwill since December 31, 2016 were related to the acquisition of two companies in 2017 and a purchase price adjustment related to the Ardent acquisition. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) requires that goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 13, “Segment Information”, of the notes to condensed consolidated financial statements. In assessing whether our goodwill is impaired, we compare the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is impaired and an impairment loss in the amount of the excess is recognized and charged to operations. No impairment of our goodwill was recognized during the three and nine months ended September 30, 2017 and 2016.
As of September 30, 2017, we had $1,010.4 million of goodwill on our balance sheet and, of this amount, 38.1% relates to our United States industrial services segment, 25.3% relates to our United States building services segment, 24.2% relates to our United States mechanical construction and facilities services segment and 12.4% relates to our United States electrical construction and facilities services segment. As of the date of our latest impairment test, October 1, 2016, the carrying values of our United States industrial services segment, our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment were approximately $695.1 million, $462.4 million, $277.3 million and $268.8 million, respectively. The fair values of our United States industrial services segment, our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment exceeded their carrying values by approximately $69.2 million, $268.6 million, $791.4 million, and $526.3 million, respectively. The weighted average cost of capital used in testing goodwill for impairment was 11.4%, 11.0% and 11.5% for our domestic construction segments, our United States building services segment and our United States industrial services segment, respectively. The perpetual growth rate used was 2.7% for all of our domestic segments.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. No impairment of our trade names was recognized during the three and nine months ended September 30, 2017 and 2016.

In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. No impairment of our other identifiable intangible assets was recognized during the three and nine months ended September 30, 2017 and 2016.
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
Although we have not yet conducted our October 1, 2017 goodwill and other impairment tests, there have been no impairments recognized through the first nine months of 2017. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the nine months ended September 30, 2017, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2016 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2016 Credit Agreement bear interest at variable rates. As of September 30, 2017, there were borrowings of $125.0 million outstanding under the 2016 Revolving Credit Facility and the balance of the 2016 Term Loan was $288.6 million. This instrument bears interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (1.24% at September 30, 2017) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (4.25% at September 30, 2017), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at September 30, 2017 was 2.24%. Based on the $413.6 million borrowings outstanding under the 2016 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $2.5 million in the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $2.5 million in the next twelve months. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. The 2016 Credit Agreement expires on August 3, 2021. There is no guarantee that we will be able to renew the 2016 Credit Agreement at its expiration.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. – OTHER INFORMATION.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs
July 1, 2017 to July 31, 2017	None	None	None	$102,141,865
August 1, 2017 to August 31, 2017	384,633	$65.44	384,633	$76,972,856
September 1, 2017 to September 30, 2017	None	None	None	$76,972,856

(1)
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014 and October 28, 2015, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million and $200.0 million of our outstanding common stock, respectively. As of September 30, 2017, there remained authorization for us to repurchase approximately $77.0 million of our shares. Subsequent to September 30, 2017, our Board of Directors authorized us to repurchase up to an additional $100.0 million of our outstanding common stock. No shares have been repurchased by us since the programs have been announced other than pursuant to these publicly announced programs. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time as permitted by securities laws and other legal requirements.

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
Date: October 26, 2017

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
Exhibit 4(a) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (“September 2016 Form 10-Q”)
4(b)	Fifth Amended and Restated Security Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to the September 2016 Form 10-Q
4(c)	Fifth Amended and Restated Pledge Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to the September 2016 Form 10-Q
4(d)	Fourth Amended and Restated Guaranty Agreement dated as of August 3, 2016 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to the September 2016 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(h-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(i-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(i-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(i-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(i-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(j-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(j-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(j-3)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(k-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-2)	Third Amendment to Severance Agreement dated June 4, 2015 between EMCOR and Sheldon I. Cammaker	Exhibit 10(k-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (“June 2015 Form 10-Q”)
10(l-1)	Severance Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio	Exhibit 10(l-1) to the September 2016 Form 10-Q
10(l-2)	Continuity Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio (“Mauricio Continuity Agreement”)	Exhibit 10(l-2) to the September 2016 Form 10-Q
10(l-3)	Amendment dated April 10, 2017 to Mauricio Continuity Agreement	Exhibit 10(l-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10(m-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(m-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(m-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(m-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (“March 2012 Form 10-Q”)
10(m-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10(m-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(m-7)	Fifth Amendment to LTIP	Exhibit 10(l-7) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”)
10(m-8)	Sixth Amendment to LTIP	Exhibit 10(l-8) to 2015 Form 10-K
10(n)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(o-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007
10(o-2)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K
10(p-1)	Amended and Restated 2010 Incentive Plan	Exhibit 10(q-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10(p-2)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(p-3)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K
10(q)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(r)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(s)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(t)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(u)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“June 2012 Form 10-Q”)
10(v)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2014
10(w)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(x)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(y)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(z)	Restricted Stock Unit Award Agreement dated October 23, 2013 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to 2013 Form 10-K
10(a)(a)	Restricted Stock Unit Award Agreement dated June 11, 2014 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014
10(b)(b)	Restricted Stock Unit Award Agreement dated June 11, 2015 between EMCOR and Stephen W. Bershad	Exhibit 10(f)(f) to the June 30, 2015 Form 10-Q
10(c)(c)	Restricted Stock Unit Award Agreement dated October 29, 2015 between EMCOR and Steven B. Schwarzwaelder	Exhibit 10.1 to Form 8-K (Date of Report October 30, 2015)
10(d)(d)	Restricted Stock Unit Award Agreement dated June 2, 2016 between EMCOR and Stephen W. Bershad	Exhibit 10(c)(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016
10(e)(e)	Executive Compensation Recoupment Policy	Exhibit 10(h)(h) to 2015 Form 10-K
10(f)(f)	Restricted Stock Unit Award Agreement dated June 30, 2017 between EMCOR and Mark A. Pompa	Exhibit 10(f)(f) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
11	Computation of Basic EPS and Diluted EPS for the three and nine months ended September 30, 2017 and 2016	Note 5 of the Notes to the Condensed Consolidated Financial Statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Filed herewith
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Condensed Consolidated Financial Statements.
Filed