Form 10-K
period 2017-12-31
EMCOR GROUP INC
filed 2018-02-22
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,809,000,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the New York Stock Exchange reported for such date. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock (based solely on filings of such 5% holders) have been excluded from such calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of the registrant’s common stock outstanding as of the close of business on February 16, 2018: 58,373,310 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III. Portions of the definitive proxy statement for the 2018 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

[This Page Intentionally Left Blank]

FORWARD-LOOKING STATEMENTS
Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the “Safe Harbor” provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including market share growth, gross profit, project mix, projects with varying profit margins, selling, general and administrative expenses, and trends in our business and other characterizations of future events or circumstances. From time to time, forward-looking statements are also included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our website and in other material released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report, and in our Forms 10-Q for the three months ended March 31, 2017, June 30, 2017 and September 30, 2017 and in other reports filed by us from time to time with the SEC as well as in press releases, in our presentations, on our website and in other material released to the public. Such risks, uncertainties and assumptions are difficult to predict, beyond our control and may turn out to be inaccurate, causing actual results to differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

[This Page Intentionally Left Blank]

PART I

ITEM 1. BUSINESS
References to the “Company,” “EMCOR,” “we,” “us,” “our” and similar words refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise.
General
We are one of the largest electrical and mechanical construction and facilities services firms in the United States. In addition, we provide a number of building services and industrial services. In 2017, we had revenues of approximately $7.7 billion. Our services are provided to a broad range of commercial, industrial, utility and institutional customers through approximately 75 operating subsidiaries and joint venture entities. Our executive offices are located at 301 Merritt Seven, Norwalk, Connecticut 06851-1092, and our telephone number at those offices is (203) 849-7800.
We specialize principally in providing construction services relating to electrical and mechanical systems in all types of facilities and in providing various services relating to the operation, maintenance and management of facilities, including refineries and petrochemical plants.
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
We provide construction services and building services directly to corporations, municipalities and federal and state governmental entities, owners/developers, and tenants of buildings. We also provide our construction services indirectly by acting as a subcontractor to general contractors, systems suppliers, property managers and other subcontractors. Our industrial services are generally provided directly to refineries and petrochemical plants. Worldwide, as of December 31, 2017, we had approximately 32,000 employees.
Our revenues are derived from many different customers in numerous industries, which have operations in several different geographical areas. Of our 2017 revenues, approximately 96% were generated in the United States and approximately 4% were generated in foreign countries, substantially all in the United Kingdom. In 2017, approximately 63% of revenues were derived from our construction operations, approximately 27% of revenues were derived from our building services operations and approximately 10% of revenues were derived from our industrial services operations.
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

Electrical and mechanical construction services primarily involve the design, integration, installation and start-up of, and provision of services relating to: (a) electric power transmission and distribution systems, including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and controls; (b) premises electrical and lighting systems, including fixtures and controls; (c) process instrumentation in the refining, chemical process, food process and mining industries; (d) low-voltage systems, such as fire alarm, security and process control systems; (e) voice and data communications systems, including fiber-optic and low-voltage cabling; (f) roadway and transit lighting and fiber-optic lines; (g) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; (h) fire protection systems; (i) plumbing, process and high-purity piping systems; (j) controls and filtration systems; (k) water and wastewater treatment systems; (l) central plant heating and cooling systems; (m) cranes and rigging; (n) millwrighting; and (o) steel fabrication, erection and welding.
Electrical and mechanical construction services generally fall into one of three categories: (a) large installation projects with contracts often in the multi-million dollar range that involve construction of manufacturing and commercial buildings and institutional and public works projects or the fit-out of large blocks of space within commercial buildings, (b) large and medium sized capital and maintenance projects for manufacturing, petrochemical, oil, industrial and commercial clients and (c) smaller installation projects typically involving fit-out, renovation and retrofit work.
Our United States electrical and mechanical construction operations accounted for about 63% of our 2017 revenues. Of such revenues, approximately 38% were generated by our electrical construction operations and approximately 62% were generated by our mechanical construction operations.
We provide electrical and mechanical construction services for both large and small installation and renovation projects. Our largest projects have included those: (a) for institutional purposes (such as educational and correctional facilities and research laboratories); (b) for manufacturing purposes (such as pharmaceutical plants, steel, pulp and paper mills, chemical, food, automotive and semiconductor manufacturing facilities and power generation); (c) for transportation purposes (such as highways, bridges, airports and transit systems); (d) for commercial purposes (such as office buildings, data centers, convention centers, sports stadiums and shopping malls); (e) for hospitality purposes (such as resorts, hotels and casinos); (f) for water and wastewater purposes; (g) for healthcare purposes; (h) for process facilities (such as oil and gas refineries and chemical processing plants); and (i) for oil and gas pipeline compressor stations and terminal and metering facilities. Our largest projects, which typically range in size from $10.0 million up to and occasionally exceeding $150.0 million and are frequently multi-year projects, represented approximately 30% of our worldwide construction services revenues in 2017.
Our projects of less than $10.0 million accounted for approximately 70% of our worldwide construction services revenues in 2017. These projects are typically completed in less than one year. They usually involve electrical and mechanical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use. These projects frequently require electrical and mechanical systems to meet special needs such as critical systems power supply, fire protection systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, new production lines in manufacturing plants, and office arrangements in existing office buildings. They are not usually dependent upon the new construction market. Demand for these projects and types of services is often prompted by the expiration of leases, changes in technology, or changes in the customer’s plant or office layout in the normal course of a customer’s business.
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
Our building services operations, which generated approximately 27% of our 2017 revenues, provide services to owners, operators, tenants and managers of all types of facilities both on a contractual basis for a specified period of time and on an individual task order basis. Of our 2017 building services revenues, approximately 84% were generated in the United States and approximately 16% were generated in the United Kingdom.
Our building services operations have built upon our traditional electrical and mechanical services operations and our client relationships to expand the scope of services being offered and to develop packages of services for customers on a regional and national basis.
Demand for our building services is often driven by customers’ decisions to focus on their core competencies, customers’ programs to reduce costs, the increasing technical complexity of their facilities and their mechanical, electrical, voice and data and other systems, and the need for increased reliability, especially in electrical and mechanical systems. These trends have led to outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out those activities that support, but are not directly associated with, the customer’s core business. Clients of our building services business include federal and state governments, institutional organizations, utilities, independent power producers, healthcare providers, and major corporations engaged in information technology, telecommunications, pharmaceuticals, financial services, publishing and other manufacturing, and large retailers and other businesses with geographically dispersed portfolios throughout the United States.
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
In the Washington D.C. metropolitan area, we provide building services at a number of preeminent buildings, including those that house the Secret Service, the Federal Deposit Insurance Corporation, the National Foreign Affairs Training Center, and the Department of Health and Human Services, as well as other government facilities, including the NASA Jet Propulsion Laboratory in Pasadena, California. We also provide building services to a number of military bases, including base operations support services to the Navy National Capital Region and the Army’s Fort Huachuca in Arizona, and are involved in a joint venture providing building services to NASA’s Armstrong Flight Research Center in Edwards, California. The agreements pursuant to which this division provides services to the federal government are frequently for a base year and a number of option years exercisable at the sole discretion of the government, are often subject to renegotiation by the government in terms of scope of services, and are subject to termination by the government prior to the expiration of the applicable term.
Our United Kingdom subsidiary primarily focuses on building services and currently provides a broad range of services under multi-year agreements to public and private sector customers, including utilities, airlines, airports, real estate property managers, manufacturers, governmental agencies and the finance sector.
Our industrial services business, which generated approximately 10% of our 2017 revenues, is a recognized leader in the refinery turnaround market and has a growing presence in the petrochemical market. Our industrial services business: (a) provides after-market maintenance, repair and cleaning services for highly engineered shell and tube heat exchangers for refineries and petrochemical plants both in the field and at our own shops, including tube and shell repairs, bundle repairs, and extraction services, and (b) designs and manufactures new highly engineered shell and tube heat exchangers. We also perform a broad range of turnaround and maintenance services for critical units of refineries so as to upgrade, repair and maintain them. Such services include turnaround and maintenance services relating to: (i) engineering and planning services in advance of complex refinery turnarounds; (ii) overhaul and maintenance of critical process units (including hydrofluoric alkylation units, fluid catalytic cracking units, coking units, heaters, heat exchangers and related mechanical equipment) during refinery and petrochemical plant shut downs; (iii) replacement and new construction capital projects for refineries and petrochemical plants; and (iv) other related specialty services such as (a) welding (including pipe welding) and fabrication; heater, boiler, and reformer repairs and replacements; converter repair and revamps; and vessel, exchanger and tower services; (b) tower and column repairs in refineries and petrochemical facilities; (c) installation and repair of refractory materials for critical units in process plants so as to protect equipment from corrosion, erosion, and extreme temperatures; and (d) acid-proofing services to protect critical components at refineries from chemical exposure.

Competition
In our construction services, building services and industrial services businesses, we compete with national, regional and local companies, many of which are small, owner-operated entities that carry on their businesses in a limited geographic area, as well as with certain foreign companies.
We believe that the electrical and mechanical construction services businesses are highly fragmented and our competition includes thousands of small companies across the United States. In the United States, there are a few public companies focused on providing either electrical and/or mechanical construction services, such as Integrated Electrical Services, Inc., Comfort Systems USA, Inc. and Tutor Perini Corporation. A majority of our revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability and financial strength. Because we have total assets, annual revenues, access to bank credit and surety bonding, and expertise significantly greater than most of our competitors, we believe we have a significant competitive advantage over our competitors in providing electrical and mechanical construction services. Competitive factors in the electrical and mechanical construction services business include: (a) the availability of qualified and/or licensed personnel; (b) reputation for integrity and quality; (c) safety record; (d) cost structure; (e) relationships with customers; (f) geographic diversity; (g) the ability to control project costs; (h) experience in specialized markets; (i) the ability to obtain surety bonding; (j) adequate working capital; (k) access to bank credit; and (l) price. However, there are relatively few significant barriers to entry to several types of our construction services business.
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
In our industrial services business, we are one of the leading North American providers of after-market maintenance and repair services for, and manufacturing of, highly engineered shell and tube heat exchangers and related equipment and a leader in providing specialized services to refineries and petrochemical plants. The market for providing these services and products to refineries and petrochemical plants is highly fragmented and includes large national industrial services providers, as well as numerous regional companies, including JV Industrial Companies Ltd., Matrix Service Company, Starcon, Turner Industries, Team, Inc., Cust-O-Fab, Dunn Heat, and Wyatt Field Service Company. In the manufacture of heat exchangers, we compete with both U.S. and foreign manufacturers. The key competitive factors in the industrial services market include service, quality, ability to respond quickly, technical expertise, price, safety record and availability of qualified personnel. Due to our technical capabilities, safety record and skilled workforce, we believe that we are in a strong competitive position in the industrial services market we serve. Because of the complex tasks associated with turnarounds and the precision required in the manufacture of heat exchangers, we believe that the barriers to entry in this business are significant.
Employees
At December 31, 2017, we employed approximately 32,000 people, approximately 57% of whom are represented by various unions pursuant to approximately 400 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.
Backlog
Our backlog at December 31, 2017 was $3.79 billion compared to $3.90 billion of backlog at December 31, 2016. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We include a project within our backlog at such time as a contract is awarded and agreement on contract terms has been reached. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of services contracts. However, we do not include in backlog contracts for which we are paid on a time and material basis and a fixed amount cannot be determined, and if the remaining term of a services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the contract award. Our backlog also includes amounts related to services contracts for which a fixed price contract value is not assigned when a reasonable estimate of total revenues can be made from budgeted amounts agreed to with our customers. Our backlog is comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business and (d) claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider recovery to be probable. Such claim amounts were immaterial for all periods presented. Our backlog does not include anticipated revenues from unconsolidated joint ventures or variable interest entities nor anticipated revenues from pass-through costs on contracts for which we are acting in the capacity of an agent and which are reported on the net basis. We believe our backlog is firm, although many contracts are subject to cancellation at the election of our customers. Historically, cancellations have not had a material adverse effect on us. We estimate that 85% of our backlog as of December 31, 2017 will be recognized as revenues during 2018.
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
Our business may be adversely affected by significant reductions in government spending or delays or disruptions in the government appropriations process. Some of our businesses derive a significant portion of their revenues from federal, state and local governmental agencies. As a result, reduced or delayed spending by the federal government and/or state and local governments may have a material and adverse impact on our business, financial condition, results of operations and cash flows. Significant reductions in spending aimed at reducing federal, state or local budget deficits, the absence of a bipartisan agreement on the federal government's budget, the impact of sequestration or other changes in budget priorities could result in the deferral, delay or cancellation of projects or contracts that we might otherwise have sought to perform, personnel reductions or the closure of government facilities and offices, potentially impacting the level of demand for our services and our ability to execute, complete and receive compensation for our current contracts, or bid for and enter into new contracts with governmental agencies.
An increase in the prices of certain materials used in our businesses could adversely affect our businesses. We are exposed to market risk of increases in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in all of our operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 10,000 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to such projects. Fluctuations in energy prices as well as in commodity prices of materials may adversely affect our customers and as a result cause them to curtail the use of our services. Prolonged volatility in the price of oil has caused some of our refinery customers to curtail or delay maintenance or capital projects. Continued volatility in the price of oil may adversely affect some of our refinery customers causing them to defer maintenance and/or capital projects performed by companies in our United States industrial services segment or delay purchases or repairs of heat exchangers that are manufactured and repaired by some of our companies.
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
We are subject to many laws and regulations, including those affecting U.S. public companies; changes to such laws and regulations may result in additional costs and impact our operations. We are committed to upholding the highest standards of corporate governance and legal and ethical compliance. We are subject to many laws and regulations, including various laws and regulations that apply specifically to U.S. public companies. These include the rules and regulations of the New York Stock Exchange, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the various regulations, standards and guidance put forth by the SEC and other governmental agencies to implement those laws. New laws, rules and regulations, or changes to existing laws or their interpretations, could create added legal and financial costs and uncertainty for us. Our efforts to comply with evolving laws, regulations and reporting standards may increase our general and administrative expenses, divert management time and attention or limit our operational flexibility, all of which could have a material adverse effect on our financial position and results of operations. Many of our non-public competitors are not subject to these laws and regulations and the related costs and expenses of compliance.
The Tax Cuts and Jobs Act of 2017 could have negative or unexpected consequences for our customers; reduced government spending may adversely affect our own business. The long-term impact of the Tax Cuts and Jobs Act of 2017 on the general economy cannot be reliably predicted at this time and will require rule-making and interpretation in a number of areas. To the extent that certain of our customers are negatively affected by the new tax law and/or any uncertainty around the changes in the law or how it will be enforced, they may reduce spending and defer, delay or cancel projects or contracts. Reduced government revenues resulting from the new tax law may also lead to reduced government spending, which may negatively impact our government contracting business.
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
Our business may be affected by weather conditions. Adverse weather conditions, particularly during the winter season, could impact our construction services operations as those conditions affect our ability to perform efficient work outdoors in certain regions of the United States, adversely affecting the revenues and profitability of those operations. However, the absence of snow in certain regions of the United States during the winter could also cause us to experience reduced revenues and profitability in our United States building services segment, which has meaningful snow removal operations. In addition, cooler than normal temperatures during the summer months could reduce the need for our services, particularly in our businesses that install or service air conditioning units, and result in reduced revenues and profitability during the period such unseasonal weather conditions persist. Hurricanes and other severe weather may cause our projects to be delayed or canceled by our customers.
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
We may be unable to attract and retain skilled employees. Our ability to grow and maintain productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We are dependent upon our project managers and field supervisors who are responsible for managing our projects, and there can be no assurance that any individual will continue in his or her capacity for any particular period of time. The loss of such qualified employees could have an adverse effect on our business. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our business strategy or that labor expenses will not increase as a result of a shortage in the supply of these skilled personnel. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues.
Our unionized workforce could adversely affect our operations, and we participate in many multiemployer union pension plans which could result in substantial liabilities being incurred. As of December 31, 2017, approximately 57% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. However, only two of our collective bargaining agreements are national or regional in scope, and not all of our collective bargaining agreements expire at the same time. Strikes or work stoppages would adversely impact our relationships with our customers and could have a material adverse effect on our financial position, results of operations and cash flows. We contribute to approximately 200 multiemployer union pension plans based upon wages paid to our union employees that could result in our being responsible for a portion of the unfunded liabilities under such plans. Our potential liability for unfunded liabilities could be material. Under the Employee Retirement Income Security Act, we may become liable for our proportionate share of a multiemployer pension plan’s underfunding if we cease to contribute to that pension plan or significantly reduce the employees in respect of which we make contributions to that pension plan. See Note 14 - Retirement Plans of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information regarding multiemployer plans.

Fluctuating foreign currency exchange rates impact our financial results. We have operations in the United Kingdom, which in 2017 accounted for approximately 4% of our revenues. Our reported financial position and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our United Kingdom operations, which are denominated in local currencies, into the U.S. dollar.
Our failure to comply with environmental laws could result in significant liabilities. Our operations are subject to various laws, including environmental laws and regulations, among which many deal with the handling and disposal of asbestos and other hazardous or universal waste products, PCBs and fuel storage. A violation of such laws and regulations may expose us to various claims, including claims by third parties, as well as remediation costs and fines. We own and lease many facilities. Some of these facilities contain hazardous materials, such as lead and asbestos, and fuel storage tanks, which may be above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines. As a part of our business, we also install fuel storage tanks and are sometimes required to deal with hazardous materials, all of which may expose us to environmental liability.
In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, the imposition of new clean-up requirements, or the exposure of our employees or other contractors to hazardous materials, could require us to incur significant costs or become the basis for new or increased liabilities that could harm our financial position and results of operations, although certain of these costs might be covered by insurance. In some instances, we have obtained indemnification or covenants from third parties (including predecessors or lessors) for such clean-up and other obligations and liabilities, and we believe such indemnities and covenants are adequate to cover such obligations and liabilities. However, such third-party indemnities or covenants may not cover all of such costs or third-party indemnitors may default on their obligations. In addition, unanticipated obligations or liabilities, or future obligations and liabilities, may have a material adverse effect on our business operations. Further, we cannot be certain that we will be able to identify, or be indemnified for, all potential environmental liabilities relating to any acquired business.
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
Opportunities within the government sector could lead to increased governmental rules and regulations applicable to us. As a government contractor we are subject to a number of procurement rules and other regulations, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors. Government agencies may review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. If government agencies determine through these audits or reviews that costs are improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we are engaged in improper activity, we may be subject to civil and criminal penalties and debarment or suspension from doing business with the government. Government contracts are also subject to renegotiation of terms by the government, termination by the government prior to the expiration of the term, and non-renewal by the government.
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
Acquisitions could adversely affect our business and results of operations. As part of our growth strategy, we acquire companies that expand, complement and/or diversify our businesses. Realization of the anticipated benefits of an acquisition will depend, among other things, upon our ability to: (a) effectively conduct due diligence on companies we propose to acquire to identify problems at these companies and (b) recognize incompatibilities or other obstacles to successful integration of the acquired business with our other operations and gain greater efficiencies and scale that will translate into reduced costs in a timely manner. However, there can be no assurance that an acquisition we may make in the future will provide the benefits anticipated when entering into the transaction. Acquisitions we have made and future acquisitions may expose us to operational challenges and risks, including the diversion of management’s attention from our existing businesses, the failure to retain key personnel or customers of the acquired business and the assumption of unknown liabilities of the acquired business for which there are inadequate reserves. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify and acquire desirable businesses and successfully integrate any business acquired.
Our results of operations could be adversely affected as a result of goodwill and other identifiable intangible asset impairments. When we acquire a business, we record an asset called “goodwill” equal to the excess amount paid for the business, including liabilities assumed, over the fair value of the tangible and identifiable intangible assets of the business acquired. The Financial Accounting Standards Board (“FASB”) requires that all business combinations be accounted for using the acquisition method of accounting and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. FASB Accounting Standard Codification (“ASC”) Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”), provides that goodwill and other identifiable intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and identifiable intangible assets that have finite useful lives should continue to be amortized over their useful lives and be tested for impairment whenever facts and circumstances indicate that the carrying values may not be fully recoverable. ASC 350 also provides specific guidance for testing goodwill and other non-amortized identifiable intangible assets for impairment, which we test annually each October 1. ASC 350 requires management to make certain estimates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities. Such fair value is determined using discounted estimated future cash flows. Our development of the present value of future cash flow projections is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins and the weighted average cost of capital, among others. Much of the information used in assessing fair value is outside the control of management, such as interest rates, and these assumptions and estimates can change in future periods. There can be no assurance that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding business plans or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required to record goodwill and/or identifiable intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing on October 1, 2018 or earlier, if an indicator of an impairment is present prior to the quarter in which the annual goodwill impairment test is to be performed. It is not possible at this time to determine if any such additional impairment charge would result or, if it does, whether such a charge would be material to our results of operations.
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
We recognize revenue for the majority of our construction projects based on estimates; therefore, variations of actual results from our assumptions may reduce our profitability. In accordance with United States generally accepted accounting principles, we record revenue as work on the contract progresses. The cumulative amount of revenues recorded on a contract at a specified point in time is that percentage of total estimated revenues that costs incurred to date bear to estimated total costs. Accordingly, contract revenues and total cost estimates are reviewed and revised as the work progresses. Adjustments are reflected in contract revenues in the period when such estimates are revised. Estimates are based on management’s reasonable assumptions and experience, but are only estimates. Variations of actual results from assumptions on an unusually large project or on a number of average size projects could be material. We are also required to immediately recognize the full amount of the estimated loss on a contract when estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability, which could negatively impact our cash flow from operations.
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
Our failure to comply with anti-bribery statutes such as the Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010 could result in fines, criminal penalties and other sanctions that could have an adverse effect on our business. The U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act of 2010 (the “Bribery Act”) and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business or securing an improper advantage. We conduct a modest amount of business in a few countries that have experienced corruption to some degree. Our policies require that all of our employees, subcontractors, vendors and agents worldwide must comply with applicable anti-bribery laws. However, there is no assurance that our policies and procedures to ensure compliance with the FCPA, the Bribery Act and similar anti-bribery laws will eliminate the possibility of liability under such laws for actions taken by our employees, agents and intermediaries. If we were found to be liable for violations under the FCPA, the Bribery Act or similar anti-bribery laws, either due to our own acts or omissions or due to the acts or omissions of others, we could incur substantial legal expenses and suffer civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial condition and results of operations, as well as our reputation. In addition, whether or not such expenses, penalties or sanctions are actually incurred, the actual or alleged violation of the FCPA, Bribery Act or similar anti-bribery laws could have a negative impact on our reputation.

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

	Approximate Square Feet	Lease Expiration Date, Unless Owned
17905 and 18101 S. Broadway Carson, California (b)	68,160	7/31/2020
1168 Fesler Street El Cajon, California (b)	67,560	8/31/2020
22302 Hathaway Avenue Hayward, California (b)	105,000	7/31/2021
4462 Corporate Center Drive Los Alamitos, California (a)	57,863	12/31/2019
940 Remillard Court San Jose, California (c)	119,560	7/31/2024
3100 Woodcreek Drive Downers Grove, Illinois (a)	56,551	7/31/2027
2219 Contractors Drive Fort Wayne, Indiana (b)	175,000	7/31/2023
5210 Investment Drive Fort Wayne, Indiana (b)	99,579	10/31/2023
7614 and 7720 Opportunity Drive Fort Wayne, Indiana (b)	144,695	10/31/2018
2655 Garfield Avenue Highland, Indiana (a)	57,765	6/30/2019
4250 Highway 30 St. Gabriel, Louisiana (d)	90,000	Owned
1750 Swisco Road Sulphur, Louisiana (d)	112,000	Owned
111-01 and 111-21 14th Avenue College Point, New York (a)	73,013	2/28/2024
70 Schmitt Boulevard Farmingdale, New York (b)	76,380	7/31/2026
2102 Tobacco Road Durham, North Carolina (b)	55,944	12/31/2018
6101 Triangle Drive Raleigh, North Carolina (b)	53,394	12/31/2024
2900 Newpark Drive Barberton, Ohio (b)	113,663	10/31/2027
1700 Markley Street Norristown, Pennsylvania (c)	90,767	9/30/2021
6045 East Shelby Drive Memphis, Tennessee (c)	53,618	5/31/2023
937 Pine Street Beaumont, Texas (d)	78,962	Owned
895 North Main Street Beaumont, Texas (d)	75,000	Owned
410 Flato Road Corpus Christi, Texas (d)	57,000	Owned
5550 Airline Drive and 25 Tidwell Road Houston, Texas (b)	97,936	12/31/2019

	Approximate Square Feet	Lease Expiration Date, Unless Owned
12415 Highway 225 La Porte, Texas (d)	78,000	Owned
2455 West 1500 South Salt Lake City, Utah (a)	58,339	4/30/2018
2345 South CCI Way West Valley City, Utah (c)	69,229	8/31/2027
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Anthony J. Guzzi, Age 53; President since October 2004 and Chief Executive Officer since January 2011. From October 2004 to January 2011, Mr. Guzzi served as Chief Operating Officer of the Company. From August 2001, until he joined the Company, Mr. Guzzi served as President of the North American Distribution and Aftermarket Division of Carrier Corporation (“Carrier”). Carrier is a manufacturer and distributor of commercial and residential HVAC and refrigeration systems and equipment and a provider of after-market services and components of its own products and those of other manufacturers in both the HVAC and refrigeration industries. Mr. Guzzi is also a member of our Board of Directors.
Mark A. Pompa, Age 53; Executive Vice President and Chief Financial Officer of the Company since April 2006. From June 2003 to April 2006, Mr. Pompa was Senior Vice President-Chief Accounting Officer of the Company, and from June 2003 to January 2007, Mr. Pompa was also Treasurer of the Company. From September 1994 to June 2003, Mr. Pompa was Vice President and Controller of the Company.
R. Kevin Matz, Age 59; Executive Vice President-Shared Services of the Company since December 2007 and Senior Vice President-Shared Services from June 2003 to December 2007. From April 1996 to June 2003, Mr. Matz served as Vice President and Treasurer of the Company and Staff Vice President-Financial Services of the Company from March 1993 to April 1996.
Maxine L. Mauricio, Age 46; Senior Vice President, General Counsel and Secretary of the Company since January 2016. From January 2012 to December 2015, Ms. Mauricio was Vice President and Deputy General Counsel of the Company, and from May 2002 to December 2011, she served as Assistant General Counsel of the Company. Prior to joining the Company, Ms. Mauricio was an associate at Ropes & Gray LLP.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock trades on the New York Stock Exchange under the symbol “EME”.
The following table sets forth high and low sales prices for our common stock for the periods indicated as reported by the New York Stock Exchange:

2017	High	Low
First Quarter	$72.88	$59.76
Second Quarter	$69.14	$60.30
Third Quarter	$70.26	$62.15
Fourth Quarter	$84.11	$68.77

2016	High	Low
First Quarter	$49.05	$40.98
Second Quarter	$49.88	$44.27
Third Quarter	$60.33	$47.69
Fourth Quarter	$73.44	$55.10
Holders. As of February 16, 2018, there were approximately 307 stockholders of record and, as of that date, we estimate there were approximately 40,678 beneficial owners holding our common stock in nominee or “street” name.
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
Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes, as of December 31, 2017, certain information regarding equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by stockholders. The information in the table and in the notes thereto has been adjusted for stock splits.

	Equity Compensation Plan Information
	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	699,072	(1)	$3.26	(1)	1,461,316	(2)
Equity Compensation Plans Not Approved by Security Holders	—		—		—
Total	699,072		$3.26		1,461,316
_________

(1)
Included within this amount are 606,072 restricted stock units awarded to our non-employee directors and employees. The weighted average exercise price would have been $24.48 had the weighted average exercise price calculation excluded such restricted stock units.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes repurchases of our common stock made by us during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plan or Programs

October 1, 2017 to October 31, 2017	None	None	None	$176,972,856
November 1, 2017 to November 30, 2017	20,005	$78.91	20,005	$175,394,253
December 1, 2017 to December 31, 2017	8,073	$79.66	8,073	$174,751,129
_________

(1)
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014, October 28, 2015 and October 25, 2017, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million, $200.0 million and $100.0 million of our outstanding common stock, respectively. As of December 31, 2017, there remained authorization for us to repurchase approximately $174.8 million of our shares. No shares have been repurchased by us since the programs have been announced other than pursuant to these publicly announced programs. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases.

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
Income Statement Data
(In thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015	2014	2013
Revenues	$7,686,999	$7,551,524	$6,718,726	$6,424,965	$6,333,527
Gross profit	$1,147,012	$1,037,862	$944,479	$907,246	$821,646
Impairment loss on goodwill and identifiable intangible assets	$57,819	$2,428	$—	$1,471	$—
Gain on sale of building	$—	$—	$—	$11,749	$—
Operating income	$330,554	$308,458	$287,082	$289,878	$240,350
Net income attributable to EMCOR Group, Inc.	$227,196	$181,935	$172,286	$168,664	$123,792

Basic earnings (loss) per common share:
From continuing operations	$3.85	$3.05	$2.74	$2.61	$2.19
From discontinued operations	(0.01)	(0.05)	(0.00)	(0.07)	(0.34)
	$3.84	$3.00	$2.74	$2.54	$1.85

Diluted earnings (loss) per common share:
From continuing operations	$3.83	$3.02	$2.72	$2.59	$2.16
From discontinued operations	(0.01)	(0.05)	(0.00)	(0.07)	(0.34)
	$3.82	$2.97	$2.72	$2.52	$1.82

Balance Sheet Data (In thousands)
	As of December 31,
	2017	2016	2015	2014	2013
Equity (1)	$1,674,117	$1,537,942	$1,480,056	$1,429,387	$1,479,626
Total assets	$3,965,904	$3,852,438	$3,506,706	$3,354,558	$3,427,023
Goodwill	$964,893	$979,628	$843,170	$834,102	$834,825
Borrowings under revolving credit facility	$25,000	$125,000	$—	$—	$—
Term loan, including current maturities	$284,810	$300,000	$315,000	$332,500	$350,000
Other long-term debt, including current maturities	$20	$31	$44	$57	$11
Capital lease obligations, including current maturities	$4,571	$3,732	$3,869	$2,883	$4,652
  _______

(1)
During 2017, we repurchased approximately 1.4 million shares of our common stock for approximately $90.8 million. Since the inception of the repurchase programs in 2011 through December 31, 2017, we have repurchased approximately 12.8 million shares of our common stock for approximately $575.2 million. The repurchase of shares results in a reduction of our equity. We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.08 per share, and we expect that quarterly dividends will be paid in the foreseeable future.

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

2017 versus 2016
Overview
The following table presents selected financial data for the fiscal years ended December 31, 2017 and 2016 (in thousands, except percentages and per share data):

	2017	2016
Revenues	$7,686,999	$7,551,524
Revenues increase from prior year	1.8%	12.4%
Restructuring expenses	$1,577	$1,438
Impairment loss on goodwill and identifiable intangible assets	$57,819	$2,428
Operating income	$330,554	$308,458
Operating income as a percentage of revenues	4.3%	4.1%
Income from continuing operations	$228,050	$185,295
Net income attributable to EMCOR Group, Inc.	$227,196	$181,935
Diluted earnings per common share from continuing operations	$3.83	$3.02
The results of our operations for 2017 set new company records in terms of revenues, operating income, net income attributable to EMCOR Group, Inc. and diluted earnings per common share from continuing operations, despite the challenges faced by our United States industrial services segment during 2017.
The increase in revenues for 2017 was primarily attributable to incremental revenues of $192.4 million generated by companies acquired in 2017 and 2016, which are reported in our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment and our United States building services segment. Excluding the effect of these acquisitions, revenues for 2017 decreased due to lower revenues from: (a) our United States industrial services segment, due to: (i) a decrease in large project activity from our specialty services offerings within our field services operations, (ii) the negative impact of Hurricane Harvey, which resulted in the deferral of, and may lead to the potential cancellation of, previously scheduled turnaround projects, and (iii) our industrial shop services operations and (b) our United States building services segment, primarily attributable to: (i) the loss of certain contracts not renewed pursuant to rebid within our commercial and government site-based services operations and (ii) a reduction in large project activity within their energy services operations. These decreases in revenues were partially offset by by an increase in revenues from both of our domestic construction segments and our United Kingdom building services segment.
Despite a recent increase in crude oil prices, we continue to experience a decrease in demand for new heat exchangers due to a prolonged curtailment in capital spending from customers within our United States industrial services segment. In addition, adverse market conditions and an increasingly competitive business environment within both our shop services operations and our field services operations have resulted in a decrease in our billing rates and related gross profit margins. Consequently, we have tempered our expectations regarding the strength of a near-term recovery within the United States industrial services segment and recorded a non-cash goodwill impairment charge of $57.5 million during the fourth quarter of 2017.
Operating income and operating margin (operating income as a percentage of revenues) increased within all of our reportable segments, except for our United States industrial services segment. The overall increase in operating income and operating margin was mainly attributable to the results of our domestic construction segments, which were favorably impacted by an increase in gross profit within the majority of the market sectors in which we operate. In addition, our 2016 operating results were negatively impacted by: (a) $27.9 million of aggregate losses incurred on two construction projects reported within our United States mechanical construction and facilities services segment and (b) $19.4 million of losses incurred on a transportation construction project in the Northeastern region of the United States reported within our United States electrical construction and facilities services segment. Companies acquired in 2017 and 2016 contributed incremental operating income of $3.5 million, inclusive of $10.7 million of amortization expense associated with identifiable intangible assets.
We acquired three companies during 2017. One company provides fire protection and alarm services primarily in the Southern region of the United States. The second company provides millwright services for manufacturing companies throughout the United States. Both of their results have been included in our United States mechanical construction and facilities services segment. The third company provides mobile mechanical services within the Western region of the United States, and its results have been included in our United States building services segment.
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
The following table presents our revenues for each of our operating segments and the approximate percentages that each segment’s revenues were of total revenues for the years ended December 31, 2017 and 2016 (in thousands, except for percentages):

	2017	% of Total	2016	% of Total
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,829,567	24%	$1,704,403	23%
United States mechanical construction and facilities services	2,963,815	39%	2,643,321	35%
United States building services	1,753,703	23%	1,810,229	24%
United States industrial services	799,169	10%	1,067,315	14%
Total United States operations	7,346,254	96%	7,225,268	96%
United Kingdom building services	340,745	4%	326,256	4%
Total worldwide operations	$7,686,999	100%	$7,551,524	100%

As described in more detail below, revenues for 2017 were $7.7 billion compared to $7.6 billion for 2016. Increases in revenues within both of our domestic construction segments and our United Kingdom building services segment were partially offset by decreases within our United States industrial services segment and our United States building services segment. The increase in revenues for 2017 was primarily attributable to incremental revenues of $192.4 million generated by companies acquired in 2017 and 2016, which are reported in our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment and our United States building services segment.
Revenues of our United States electrical construction and facilities services segment were $1,829.6 million for the year ended December 31, 2017 compared to revenues of $1,704.4 million for the year ended December 31, 2016. The increase in revenues was primarily attributable to an increase in revenues from commercial, institutional and healthcare construction projects. The increase in revenues within the commercial market sector was primarily a result of work performed on numerous telecommunication construction projects. The results for the year ended December 31, 2017 included $50.4 million of incremental revenues generated by the acquisition of Ardent.
Our United States mechanical construction and facilities services segment revenues for the year ended December 31, 2017 were $2,963.8 million, a $320.5 million increase compared to revenues of $2,643.3 million for the year ended December 31, 2016. The increase in revenues was primarily attributable to an increase in revenues from healthcare, commercial and hospitality construction projects. The results for the year ended December 31, 2017 included $76.2 million of incremental revenues generated by companies acquired in 2017.
Revenues of our United States building services segment were $1,753.7 million and $1,810.2 million in 2017 and 2016, respectively. The decrease in revenues was primarily attributable to: (a) the loss of certain contracts not renewed pursuant to rebid within our commercial and government site-based services operations, (b) a reduction in large project activity within its energy services operations and (c) a reduction in snow removal activities within our commercial site-based services operations. These decreases were partially offset by an increase in revenues from our mobile mechanical services operations as a result of greater project, service and controls activities. The results for the year ended December 31, 2017 included $65.8 million of incremental revenues generated by companies acquired in 2017 and 2016.

Revenues of our United States industrial services segment for the year ended December 31, 2017 decreased by $268.1 million compared to the year ended December 31, 2016. The decrease in revenues was attributable to decreased large project activity from our specialty services offerings within our field services operations, as well as a continued decrease in demand for new build heat exchangers from our shop services operations. In addition, this segment’s revenues were negatively impacted by Hurricane Harvey, which resulted in the deferral of, and may lead to the potential cancellation of, previously scheduled turnaround projects. Such decrease in turnaround projects also led to reduced repair work within our shop services operations.
Our United Kingdom building services segment revenues were $340.7 million in 2017 compared to $326.3 million in 2016. The increase in revenues was the result of new contract awards within the commercial and institutional market sectors, partially offset by a decrease in project activity with existing customers. This segment’s revenues were negatively impacted by $15.9 million related to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The unfavorable exchange rates for the year ended December 31, 2017 resulted, in part, from the 2016 decision by the United Kingdom to exit the European Union.
Backlog
The following table presents our operating segment backlog from unrelated entities and their respective percentages of total backlog (in thousands, except for percentages):

	December 31, 2017	% of Total	December 31, 2016	% of Total
Backlog:
United States electrical construction and facilities services	$1,148,329	30%	$1,221,237	31%
United States mechanical construction and facilities services	1,683,718	44%	1,818,536	47%
United States building services	716,986	19%	663,340	17%
United States industrial services	61,876	2%	50,279	1%
Total United States operations	3,610,909	95%	3,753,392	96%
United Kingdom building services	179,148	5%	149,530	4%
Total worldwide operations	$3,790,057	100%	$3,902,922	100%
Our backlog at December 31, 2017 was $3.79 billion compared to $3.90 billion at December 31, 2016. This decrease in backlog was attributable to a decrease in backlog from our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment. Backlog increases with awards of new contracts and decreases as we perform work on existing contracts. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We include a project within our backlog at such time as a contract is awarded and agreement on contract terms has been reached. Backlog includes unrecognized revenues to be realized from uncompleted construction contracts plus unrecognized revenues expected to be realized over the remaining term of services contracts. However, we do not include in backlog contracts for which we are paid on a time and material basis and a fixed amount cannot be determined, and if the remaining term of a services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the contract award. Our backlog also includes amounts related to services contracts for which a fixed price contract value is not assigned when a reasonable estimate of total revenues can be made from budgeted amounts agreed to with our customers. Our backlog is comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business and (d) claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which we consider recovery to be probable. Such claim amounts were immaterial for all periods presented. Our backlog does not include anticipated revenues from unconsolidated joint ventures or variable interest entities nor anticipated revenues from pass-through costs on contracts for which we are acting in the capacity of an agent and which are reported on the net basis. We believe our backlog is firm, although many contracts are subject to cancellation at the election of our customers. Historically, cancellations have not had a material adverse effect on us.
As discussed in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, in May 2014, an accounting pronouncement was issued by the Financial Accounting Standards Board (“FASB”) to clarify existing guidance on revenue recognition. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017, and we will adopt the standard on January 1, 2018. As part of such guidance, a company is required to disclose the amount of revenues to be recognized from remaining unsatisfied performance obligations in existing contracts. Such measure will replace our current non-GAAP backlog disclosure. Although not expected to result in a material difference as it relates to our long-term construction contracts, we believe the new guidance will result in a significant decrease in backlog as it pertains to our fixed price services contracts. Under our current backlog measurement as discussed above, if the remaining term of a services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the contract award. However, under the GAAP measurement, revenues included in backlog for services contracts may be limited by the termination clause within such contracts, many of which are subject to cancellation or suspension on short notice at the discretion of our customers.
Cost of sales and Gross profit
The following table presents cost of sales, gross profit (revenues less cost of sales), and gross profit margin (gross profit as a percentage of revenues) for the years ended December 31, 2017 and 2016 (in thousands, except for percentages):

	2017	2016
Cost of sales	$6,539,987	$6,513,662
Gross profit	$1,147,012	$1,037,862
Gross profit margin	14.9%	13.7%
Our gross profit for the year ended December 31, 2017 was $1,147.0 million, a $109.2 million increase compared to gross profit of $1,037.9 million for the year ended December 31, 2016. Our gross profit margin was 14.9% and 13.7% for 2017 and 2016, respectively. Gross profit and gross profit margin were favorably impacted by improved operating performance within all of our reportable segments, except for our United States industrial services segment. Gross profit and gross profit margin within our United States mechanical construction and facilities services segment for the year ended December 31, 2017 were favorably impacted by the recovery of certain contract costs previously disputed on a project that was completed in 2016, resulting in $18.1 million of gross profit and a 0.2% favorable impact on the Company’s gross profit margin. In addition, the Company’s gross profit and gross profit margin for the year ended December 31, 2016 were negatively impacted by $47.3 million of losses incurred on the three construction projects previously referenced, which resulted in a 0.8% negative impact on the Company’s gross profit margin for the prior year.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) for the years ended December 31, 2017 and 2016 (in thousands, except for percentages):

	2017	2016
Selling, general and administrative expenses	$757,062	$725,538
Selling, general and administrative expenses as a percentage of revenues	9.8%	9.6%
Our selling, general and administrative expenses for the year ended December 31, 2017 were $757.1 million, a $31.5 million increase compared to selling, general and administrative expenses of $725.5 million for the year ended December 31, 2016. Selling, general and administrative expenses as a percentage of revenues were 9.8% and 9.6% for 2017 and 2016, respectively. The increase in selling, general and administrative expenses for the year ended December 31, 2017 included $24.4 million of incremental expenses directly related to companies acquired in 2017 and 2016, including amortization expense attributable to identifiable intangible assets of $3.9 million. In addition to the impact of acquisitions, selling, general and administrative expenses increased due to: (a) an increase in salaries, primarily within our United States mechanical construction and facilities segment, partially as a result of an increase in headcount due to higher revenues compared to the prior year, (b) an increase in incentive compensation expense due to higher annual operating results than in the same prior year period, which resulted in increased accruals for certain of our incentive compensation plans, and (c) an increase in employee healthcare costs. Our selling, general and administrative expenses for the year ended December 31, 2016 included $3.8 million of transaction costs associated with the acquisition of Ardent. The increase in SG&A margin for the year ended December 31, 2017 was due to: (a) unabsorbed overhead costs within our United States industrial services segment due to the deferral of certain turnaround activity as a result of Hurricane Harvey and (b) an increase in both the provision for doubtful accounts and employee healthcare costs.
Restructuring expenses
Restructuring expenses, primarily relating to severance obligations, were $1.6 million and $1.4 million for 2017 and 2016, respectively. As of December 31, 2017 and 2016, the balance of restructuring related obligations yet to be paid was $0.5 million and $0.2 million, respectively. The majority of obligations outstanding as of December 31, 2016 were paid during 2017. The obligations outstanding as of December 31, 2017 will be paid throughout 2018. No material expenses in connection with restructuring from continuing operations are expected to be incurred during 2018.

Impairment loss on goodwill and identifiable intangible assets
In conjunction with our 2017 annual impairment test on October 1, we recognized a $57.8 million non-cash impairment charge. Of this amount, $57.5 million related to goodwill within our United States industrial services segment and $0.3 million related to a subsidiary trade name within the United States building services segment. The goodwill impairment primarily resulted from both lower forecasted revenues and operating margins from our United States industrial services segment, which has been adversely affected by poor market conditions, predominately within its shop services operations due to: (a) a prolonged curtailment in capital spending from customers, (b) increased foreign competition and (c) economic uncertainty within certain South American markets which has caused us to limit our pursuit of opportunities within such countries. The subsidiary trade name impairment resulted from lower forecasted revenues from a company within our United States building services segment.
In conjunction with our 2016 annual impairment test on October 1, we recognized a $2.4 million non-cash impairment charge related to a subsidiary trade name within the United States mechanical construction and facilities services segment. The 2016 impairment resulted from a decrease in the hypothetical royalty rate and lower forecasted revenues from a company within this segment. No impairment of our goodwill was recognized for the year ended December 31, 2016.
Operating income (loss)
The following table presents by segment our operating income (loss) and each segment’s operating income (loss) as a percentage of such segment’s revenues from unrelated entities for the years ended December 31, 2017 and 2016 (in thousands, except for percentages):

	2017	% of Segment Revenues	2016	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$150,001	8.2%	$101,761	6.0%
United States mechanical construction and facilities services	212,320	7.2%	132,667	5.0%
United States building services	81,504	4.6%	76,845	4.2%
United States industrial services	19,084	2.4%	77,845	7.3%
Total United States operations	462,909	6.3%	389,118	5.4%
United Kingdom building services	14,849	4.4%	11,946	3.7%
Corporate administration	(87,808)	—	(88,740)	—
Restructuring expenses	(1,577)	—	(1,438)	—
Impairment loss on goodwill and identifiable intangible assets	(57,819)	—	(2,428)	—
Total worldwide operations	330,554	4.3%	308,458	4.1%
Other corporate items:
Interest expense	(12,770)		(12,627)
Interest income	965		663
Income from continuing operations before income taxes	$318,749		$296,494
As described in more detail below, we had operating income of $330.6 million for 2017 compared to operating income of $308.5 million for 2016. Operating margin was 4.3% and 4.1% for 2017 and 2016, respectively. Operating income for the year ended December 31, 2017 included a $57.8 million non-cash impairment charge, which resulted in a 0.8% negative impact on the Company’s operating margin. Operating income and operating margin for the year ended December 31, 2017 benefited from the recovery of certain contract costs previously disputed on a project completed in 2016 within our United States mechanical construction and facilities services segment, which resulted in a 0.2% favorable impact on the Company’s operating margin.
The Company’s operating income and operating margin for the year ended December 31, 2016 were negatively impacted by $47.3 million of losses incurred on the three construction projects previously referenced, which resulted in a 0.7% negative impact on the Company’s operating margin for the prior year.
Operating income of our United States electrical construction and facilities services segment for the year ended December 31, 2017 was $150.0 million compared to operating income of $101.8 million for the year ended December 31, 2016. The increase in operating income was attributable to an increase in gross profit from: (a) the commercial market sector, primarily as a result of work performed on numerous telecommunication construction projects, (b) the transportation market sector, due to large project activity, and (c) construction projects within the institutional market sector. In addition, the results for the year ended December 31, 2016 included losses of $19.4 million incurred on a construction project in the Northeastern United States. The increase in operating margin for the year ended December 31, 2017 was attributable to improved operating performance, partially as a result of increased gross profit margin from numerous construction projects within the commercial and transportation market sectors. Operating margin for the year ended December 31, 2016 was negatively impacted by 1.2% as a result of the losses incurred on the construction project previously referenced. From January 1, 2017 to April 15, 2017, Ardent incurred an operating loss of $1.8 million, inclusive of $0.9 million of amortization expense associated with identifiable intangible assets. As previously discussed under “Impact of Acquisitions”, these amounts represent Ardent’s operating results in the current reported period only for the time period Ardent was not owned by EMCOR in the comparable prior reported period.
Our United States mechanical construction and facilities services segment operating income for the year ended December 31, 2017 was $212.3 million, a $79.7 million increase compared to operating income of $132.7 million for the year ended December 31, 2016. The increase in operating income for the year ended December 31, 2017 was attributable to an increase in gross profit from the majority of the market sectors in which we operate. Additionally, this segment’s operating income benefited from the recovery of certain contract costs previously disputed on a project completed in 2016, which resulted in $18.1 million of gross profit. Companies acquired in 2017 contributed incremental operating income of $2.7 million, inclusive of $8.3 million of amortization expense associated with identifiable intangible assets. The increase in operating margin for the year ended December 31, 2017 was attributable to an increase in gross profit margin. The recovery of the previously disputed contract costs discussed above favorably impacted this segment’s operating margin by 0.6% for the year ended December 31, 2017.
Operating income of our United States building services segment was $81.5 million and $76.8 million in 2017 and 2016, respectively. The increase in operating income for the year ended December 31, 2017 was due to increases in operating income from: (a) our mobile mechanical services operations, as a result of increases in gross profit from project, service and control activities, and (b) our energy services operations. The increase in operating income for our energy services operations primarily resulted from improved project execution, as the results for the year ended December 31, 2016 included a loss incurred on a large project. Additionally, companies acquired in 2017 and 2016 within our mobile mechanical services operations, contributed incremental operating income of $2.6 million, inclusive of $1.5 million of amortization expense associated with identifiable intangible assets, for the year ended December 31, 2017. The increase in operating income for the year ended December 31, 2017 was partially offset by a decrease in gross profit from our commercial site-based services operations partially due to: (a) the loss of certain contracts not renewed pursuant to rebid and (b) a reduction in snow removal activities. The increase in operating margin for the year ended December 31, 2017 was attributable to an increase in gross profit margin.
Operating income of our United States industrial services segment for the year ended December 31, 2017 was $19.1 million, a $58.8 million decrease compared to operating income of $77.8 million for the year ended December 31, 2016. The decrease in operating income for the year ended December 31, 2017 was attributable to a decrease in gross profit from: (a) our specialty services offerings within our field services operations, as a result of reduced large project activity, (b) a decrease in turnaround activity from our field services operations, partially due to Hurricane Harvey, which resulted in the deferral of, and may lead to the potential cancellation of, previously scheduled turnaround projects, and (c) the mix of work in our industrial shop services operations, which included fewer repair projects that generate higher gross profit margins. The decrease in operating margin was attributable to a decrease in gross profit margin and an increase in the ratio of selling, general and administrative expenses to revenues. The increase in SG&A margin for the year ended December 31, 2017 was partially the result of unabsorbed overhead costs as a result of the project deferrals due to Hurricane Harvey and lower specialty services revenues.
Our United Kingdom building services segment’s operating income for the year ended December 31, 2017 was $14.8 million compared to operating income of $11.9 million for the year ended December 31, 2016. Operating income increased primarily due to an increase in gross profit from new contract awards, partially offset by a decrease in gross profit from project activity. This segment’s results included a decrease in operating income of $0.3 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The increase in operating margin for the year ended December 31, 2017 was attributable to an increase in gross profit margin and a decrease in SG&A margin.
Our corporate administration operating loss was $87.8 million for 2017 compared to $88.7 million in 2016. The decrease in corporate administration expenses for the year ended December 31, 2017 was primarily due to a decrease in professional fees, as the prior year included $3.8 million of transaction costs associated with the acquisition of Ardent. The decrease was partially offset by an increase in software licensing costs and incentive compensation expense.
Non-operating items
Interest expense was $12.8 million and $12.6 million for 2017 and 2016, respectively. The increase in interest expense was primarily due to increased average outstanding borrowings in 2017 and a higher United States dollar LIBOR rate. Interest income was $1.0 million and $0.7 million for 2017 and 2016, respectively.

For joint ventures that have been accounted for using the consolidation method of accounting, noncontrolling interests represent the allocation of earnings to our joint venture partners who either have a minority-ownership interest in the joint venture or are not at risk for the majority of losses of the joint venture.
Our 2017 income tax provision from continuing operations was $90.7 million compared to $111.2 million for 2016. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the years ended December 31, 2017 and 2016, were 28.5% and 37.5%, respectively. The decrease in the 2017 income tax provision compared to 2016 was predominantly due to the revaluation of the Company’s net deferred tax liability balances, partially offset by increased income before income taxes.
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
Our 2016 results included increased revenues from all of our reportable segments, except for our United Kingdom building services segment. The increase in revenues for 2016 was primarily attributable to: (a) our domestic construction segments, due to increased activity within the majority of the market sectors in which we operate, (b) our United States industrial services segment, as a result of increased demand for specialty services offerings within our field services operations, and (c) our United States building services segment, primarily due to higher volume within our mobile mechanical services operations. In addition, companies acquired in 2016 and 2015, which are reported in our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment and our United States building services segment, generated incremental revenues of $250.8 million for the year ended December 31, 2016.
The increase in operating income was attributable to improved operating performance within all of our reportable segments, except for our United States mechanical construction and facilities services segment. Our operating income was favorably impacted by: (a) our United States industrial services segment, as a result of large project activity within our field services operations, (b) our United States electrical construction and facilities services segment, primarily attributable to an increase in gross profit from commercial, transportation and hospitality construction projects, and (c) our United States building services segment, as a result of increased gross profit within our mobile mechanical services operations. In addition, companies acquired in 2016 and 2015 generated incremental operating income of $14.3 million, inclusive of $4.1 million of amortization expense associated with identifiable intangible assets. Our 2016 operating results were negatively impacted by: (a) $27.9 million of aggregate losses incurred on two construction projects reported within our United States mechanical construction and facilities services segment and (b) $19.4 million of losses incurred on a transportation construction project in the Northeastern region of the United States reported within our United States electrical construction and facilities services segment. These three projects were substantially complete at the end of 2016. Corporate administration operating loss increased as a result of: (a) an increase in employment costs, such as incentive compensation and salaries, (b) $3.8 million of transaction costs associated with the acquisition of Ardent in April 2016, (c) an increase in certain non-income related taxes and (d) an increase in software licensing costs and legal costs.

Our operating margin (operating income as a percentage of revenues) was 4.1% and 4.3% for 2016 and 2015, respectively. The decrease in operating margin was attributable to the cumulative impact of the three construction projects previously referenced, which incurred losses of $47.3 million. These three projects resulted in a 0.7% negative impact on the Company’s operating margin for 2016.
Discussion and Analysis of Results of Operations
Revenues
The following table presents our revenues for each of our operating segments and the approximate percentages that each segment’s revenues were of total revenues for the years ended December 31, 2016 and 2015 (in thousands, except for percentages):

	2016	% of Total	2015	% of Total
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,704,403	23%	$1,367,142	20%
United States mechanical construction and facilities services	2,643,321	35%	2,293,038	34%
United States building services	1,810,229	24%	1,758,984	26%
United States industrial services	1,067,315	14%	922,085	14%
Total United States operations	7,225,268	96%	6,341,249	94%
United Kingdom building services	326,256	4%	377,477	6%
Total worldwide operations	$7,551,524	100%	$6,718,726	100%

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
Our United States mechanical construction and facilities services segment revenues for the year ended December 31, 2016 were $2,643.3 million, a $350.3 million increase compared to revenues of $2,293.0 million for the year ended December 31, 2015. The increase in revenues was attributable to an increase in activity within the majority of the market sectors in which we operate. The results for the year ended December 31, 2016 included $45.9 million of incremental revenues generated by companies acquired in 2015.
Revenues of our United States building services segment were $1,810.2 million and $1,759.0 million in 2016 and 2015, respectively. The increase in revenues was primarily attributable to increased revenues from: (a) our mobile mechanical services operations as a result of greater project, service and controls activities and (b) our energy services operations, as a result of an increase in large project activity. The results for the year ended December 31, 2016 included $46.4 million of revenues generated by a company acquired in 2016. These increases were partially offset by a decrease in revenues from our government and commercial site-based services operations as a result of the loss of certain contracts not renewed pursuant to rebid, and in the case of our government site-based services operations, the result of certain scope reductions within their current contract portfolio.
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

Backlog
The following table presents our operating segment backlog from unrelated entities and their respective percentages of total backlog (in thousands, except for percentages):

	December 31, 2016	% of Total	December 31, 2015	% of Total
Backlog:
United States electrical construction and facilities services	$1,221,237	31%	$1,145,791	30%
United States mechanical construction and facilities services	1,818,536	47%	1,679,211	45%
United States building services	663,340	17%	766,486	20%
United States industrial services	50,279	1%	54,578	1%
Total United States operations	3,753,392	96%	3,646,066	97%
United Kingdom building services	149,530	4%	125,097	3%
Total worldwide operations	$3,902,922	100%	$3,771,163	100%
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
Our gross profit for the year ended December 31, 2016 was $1,037.9 million, a $93.4 million increase compared to gross profit of $944.5 million for the year ended December 31, 2015. Our gross profit margin was 13.7% and 14.1% for 2016 and 2015, respectively. The increase in gross profit was attributable to increases in gross profit within all of our reportable segments, except for our United Kingdom building services segment. The decrease in gross profit margin was attributable to the cumulative impact of the three construction projects previously referenced, which incurred losses of $47.3 million. These three projects resulted in a 0.8% negative impact on the Company’s gross profit margin for 2016.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses and SG&A margin, for the years ended December 31, 2016 and 2015 (in thousands, except for percentages):

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
Restructuring expenses
Restructuring expenses, primarily relating to severance obligations, were $1.4 million and $0.8 million for 2016 and 2015, respectively. As of December 31, 2016 and 2015, the balance of restructuring related obligations yet to be paid was $0.2 million and $0.1 million, respectively. The majority of obligations outstanding as of December 31, 2016 and December 31, 2015 were paid during 2017 and 2016, respectively.
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
Operating income (loss)
The following table presents by segment our operating income (loss) and each segment’s operating income (loss) as a percentage of such segment’s revenues from unrelated entities for the years ended December 31, 2016 and 2015 (in thousands, except for percentages):

	2016	% of Segment Revenues	2015	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$101,761	6.0%	$82,225	6.0%
United States mechanical construction and facilities services	132,667	5.0%	138,444	6.0%
United States building services	76,845	4.2%	70,776	4.0%
United States industrial services	77,845	7.3%	56,469	6.1%
Total United States operations	389,118	5.4%	347,914	5.5%
United Kingdom building services	11,946	3.7%	11,634	3.1%
Corporate administration	(88,740)	—	(71,642)	—
Restructuring expenses	(1,438)	—	(824)	—
Impairment loss on identifiable intangible assets	(2,428)	—	—	—
Total worldwide operations	308,458	4.1%	287,082	4.3%
Other corporate items:
Interest expense	(12,627)		(8,932)
Interest income	663		673
Income from continuing operations before income taxes	$296,494		$278,823
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
Operating income of our United States electrical construction and facilities services segment for the year ended December 31, 2016 was $101.8 million compared to operating income of $82.2 million for the year ended December 31, 2015. The increase in operating income was partially attributable to an increase in gross profit from commercial, transportation and hospitality construction contracts. The increase in operating income was also partially attributable to the acquisition of Ardent, which contributed operating income of $8.1 million, inclusive of $2.1 million of amortization expense associated with identifiable intangible assets, for the year ended December 31, 2016. Operating income was negatively impacted by a transportation construction project in the Northeastern region of the United States, which incurred losses of $19.4 million as a result of productivity issues attributable to unfavorable job-site conditions. This project resulted in a 1.2% negative impact on the segment’s operating margin for the year ended December 31, 2016. This project was substantially complete at the end of 2016.

Our United States mechanical construction and facilities services segment operating income for the year ended December 31, 2016 was $132.7 million, a $5.8 million decrease compared to operating income of $138.4 million for the year ended December 31, 2015. This segment’s operating results were negatively impacted by: (a) $18.3 million of losses incurred on a project at a process facility in the Western region of the United States, as a result of a contract dispute with our customer, and (b) $9.6 million of losses incurred throughout 2016 on an institutional construction project in the Southern region of the United States, due to project delays and unfavorable job-site conditions. These projects were substantially complete at the end of 2016. Additionally, the results for 2015 included revenues of $12.1 million recognized as a result of the settlement of a claim on an institutional project located in the Southeastern region of the United States. The decrease in operating income was partially offset by an increase in gross profit from commercial and hospitality construction projects. Additionally, the results for the year ended December 31, 2016 included the receipt of $2.0 million from the former owner of a company we had previously acquired as a result of a settlement of a claim by us under the acquisition agreement. Companies acquired in 2015 generated incremental operating income of $3.4 million, inclusive of $0.6 million of amortization expense associated with identifiable intangible assets, for the year ended December 31, 2016. The decrease in operating margin was attributable to the cumulative impact of the two projects previously referenced, which resulted in a 1.2% negative impact on this segment’s operating margin for 2016.
Operating income of our United States building services segment was $76.8 million and $70.8 million in 2016 and 2015, respectively. The increase in operating income was primarily attributable to an increase in gross profit from project, service and controls activities within our mobile mechanical services operations. Additionally, a company acquired during the second quarter of 2016, within our mobile mechanical services operations, generated operating income of $2.8 million, inclusive of $1.4 million of amortization expense associated with identifiable intangible assets, for the year ended December 31, 2016. The increase in operating margin for the year ended December 31, 2016 was attributable to an increase in gross profit margin.
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

Liquidity and Capital Resources
The following table presents net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Net cash provided by operating activities	$366,134	$264,561	$266,666
Net cash used in investing activities	$(138,093)	$(270,671)	$(59,808)
Net cash used in financing activities	$(228,470)	$(9,429)	$(149,473)
Effect of exchange rate changes on cash and cash equivalents	$3,242	$(6,675)	$(2,610)
Our consolidated cash balance increased by approximately $2.8 million from $464.6 million at December 31, 2016 to $467.4 million at December 31, 2017. Net cash provided by operating activities for 2017 was $366.1 million compared to $264.6 million of net cash provided by operating activities for 2016. The increase in cash provided by operating activities was primarily due to a $45.0 million increase in net income and improved cash flows from accounts payable. Net cash used in investing activities was $138.1 million for 2017 compared to net cash used in investing activities of $270.7 million for 2016. The decrease in net cash used in investing activities was primarily due to a reduction in payments for acquisitions of businesses. Net cash flows from financing activities for 2017 decreased by approximately $219.0 million compared to 2016 primarily as a result of net borrowings made under our credit agreements in 2016. Cash flows from discontinued operations were immaterial and are not expected to significantly affect future liquidity.
Our consolidated cash balance decreased by approximately $22.2 million from $486.8 million at December 31, 2015 to $464.6 million at December 31, 2016. Net cash provided by operating activities for 2016 was $264.6 million compared to $266.7 million of net cash provided by operating activities for 2015. The decrease in cash provided by operating activities was primarily due to a reduction in cash flows from changes in inventory balances, partially offset by improved cash flows from net over-billings related to the timing of customer billings and payments. Net cash used in investing activities was $270.7 million for 2016 compared to net cash used in investing activities of $59.8 million for 2015. The increase in cash used in investing activities was primarily due to the increase in payments to acquire businesses and property, plant and equipment. Net cash used in financing activities for 2016 decreased by approximately $140.0 million compared to 2015. The decrease in net cash used in financing activities was primarily due to net borrowings of $125.0 million under our revolving credit facility, a decrease in funds used for the repurchase of common stock and a decrease in distributions to noncontrolling interests, partially offset by a decrease in proceeds from the exercise of stock options.
The following is a summary of material contractual obligations and other commercial commitments (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving credit facility (including interest at 2.57%) (1)	$27.3	$0.6	$1.3	$25.4	$—
Term Loan (including interest at 2.69%) (1)	310.3	22.9	44.4	243.0	—
Capital lease obligations	4.7	1.5	2.8	0.4	—
Operating leases	303.1	73.4	115.8	65.4	48.5
Open purchase obligations (2)	1,063.6	971.5	91.3	0.8	—
Other long-term obligations, including current portion (3)	375.2	66.2	299.1	9.9	—
Liabilities related to uncertain income tax positions (4)	0.9	—	—	—	0.9
Total Contractual Obligations	$2,085.1	$1,136.1	$554.7	$344.9	$49.4

	Amount of Commitment Expirations by Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$110.6	$110.6	$—	$—	$—

_________

(1)
On August 3, 2016, we entered into a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”). The proceeds of the 2016 Term Loan were used to repay amounts drawn under our prior credit agreement. As of December 31, 2017, the amount outstanding under the 2016 Term Loan was $284.8 million. As of December 31, 2017, there were borrowings outstanding of $25.0 million under the 2016 Revolving Credit Facility.

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
Until August 3, 2016, we had a credit agreement dated as of November 25, 2013 (as amended, the “2013 Credit Agreement”), which provided for a revolving credit facility of $750.0 million (the “2013 Revolving Credit Facility”) and a term loan of $350.0 million (the “2013 Term Loan”). On August 3, 2016, we amended and restated the 2013 Credit Agreement to provide for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. The proceeds of the 2016 Term Loan were used to repay amounts drawn under the 2013 Term Loan, as well as a portion of the outstanding balance under the 2013 Revolving Credit Facility. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of December 31, 2017 and December 31, 2016. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.15% of the unused amount as of December 31, 2017. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (1.57% and 1.69% at December 31, 2017 for our 2016 Revolving Credit Facility and our 2016 Term Loan, respectively) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (4.50% at December 31, 2017), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rates in effect at December 31, 2017 were 2.57% and 2.69% for our 2016 Revolving Credit Facility and our 2016 Term Loan, respectively. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. During 2016, we capitalized an additional $3.0 million of debt issuance costs associated with the 2016 Credit Agreement. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. The 2016 Term Loan previously required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ending March 31, 2017, our required quarterly payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of December 31, 2017 and December 31, 2016, the balance of the 2016 Term Loan was $284.8 million and $315.0 million, respectively. As of December 31, 2017 and December 31, 2016, we had approximately $110.1 million and $91.9 million of letters of credit outstanding, respectively. There were $25.0 million and $125.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of December 31, 2017 and December 31, 2016, respectively.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2017, based on our percentage-of-completion of projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $927.3 million, which represents approximately 24% of our total backlog. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014, October 28, 2015 and October 25, 2017, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million, $200.0 million and $100.0 million of our outstanding common stock, respectively. During 2017, we repurchased approximately 1.4 million shares of our common stock for approximately $90.8 million. Since the inception of the repurchase programs through December 31, 2017, we have repurchased approximately 12.8 million shares of our common stock for approximately $575.2 million. As of December 31, 2017, there remained authorization for us to repurchase approximately $174.8 million of our shares. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
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
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2016 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. Negative macroeconomic trends may have an adverse effect on liquidity. During economic downturns, there have been typically fewer small discretionary projects from the private sector, and our competitors have aggressively bid larger long-term infrastructure and public sector contracts. Short-term liquidity is also impacted by the type and length of construction contracts in place and large turnaround activities in our

United States industrial services segment that are billed in arrears pursuant to contractual terms that are standard within the industry. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to maintain a net over-billed position with our customers, there can be no assurance that a net over-billed position can be maintained. Our net over-billings, defined as the balance sheet accounts “Billings in excess of costs and estimated earnings on uncompleted contracts” less “Cost and estimated earnings in excess of billings on uncompleted contracts”, were $401.5 million and $358.5 million as of December 31, 2017 and 2016, respectively.
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
Certain Insurance Matters
As of December 31, 2017 and 2016, we utilized approximately $109.7 million and $91.5 million, respectively, of letters of credit obtained under our 2016 Revolving Credit Facility as collateral for insurance obligations.
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
Costs and estimated earnings in excess of billings on uncompleted contracts also include amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value and take into account factors that may affect our ability to bill and ultimately collect unbilled revenues. The profit associated with claim amounts is not recognized until the claim has been settled and payment has been received. During 2017, we recognized $18.1 million of gross profit associated with the recovery of certain contract costs previously disputed on a project completed in the prior year. There were no other significant settlements or payments of claims in 2017 and 2016. As of December 31, 2017 and 2016, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $17.4 million and $21.6 million, respectively, and claims of approximately $0.0 million and $6.0 million, respectively. As of December 31, 2017 and 2016, there were no claims amounts included within accounts receivable. There were contractually billed amounts and retention related to contracts with unapproved change orders and claims of approximately $57.6 million and $80.5 million as of December 31, 2017 and 2016, respectively. For contracts in claim status, contractually billed amounts will generally not be paid by the customer to us until final resolution of related claims. Due to uncertainties inherent in estimates employed in applying percentage-of-completion accounting, estimates may be revised as project work progresses. Application of percentage-of-completion accounting requires that the impact of revised estimates be reported prospectively in the consolidated financial statements. In addition to revenue recognition for long-term construction contracts, we recognize revenues from the performance of services for maintenance, repair and retrofit work consistent with the performance of the services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. During 2016, we incurred $19.4 million of losses on a transportation project within our United States electrical construction and facilities services segment as a result of productivity issues attributable to unfavorable job-site conditions. In addition, within the United States mechanical construction and facilities services segment, we incurred $18.3 million of losses on a project at a process facility as a result of a contract dispute with our customer and $9.6 million of losses on an institutional project due to project delays and unfavorable job-site conditions. There were no other significant losses recognized in 2017 and 2016.
Accounts Receivable
We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of past due balances. The provision for doubtful accounts during 2017, 2016 and 2015 amounted to approximately $7.3 million, $6.2 million and $2.9 million, respectively. At December 31, 2017 and 2016, our accounts receivable of $1,607.9 million and $1,495.4 million, respectively, included allowances for doubtful accounts of $17.2 million and $12.3 million, respectively. The increase in our allowance for doubtful accounts was primarily due to an increase in the provision for doubtful accounts, partially offset by the write-off of previously reserved accounts receivable. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability and property claims increased by $0.4 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability and property claims were to increase by 10%, it would have resulted in $15.7 million of additional expense for the year ended December 31, 2017.
Income Taxes
We had net deferred income tax liabilities at December 31, 2017 and 2016 of $64.7 million and $117.4 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liabilities are $105.6 million and $139.4 million of deferred income tax assets as of December 31, 2017 and 2016, respectively. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of December 31, 2017 and 2016, the total valuation allowance on deferred income tax assets, related to state net operating loss carryforwards, was approximately $3.8 million and $3.5 million, respectively. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on our taxable income, which has generally exceeded the amount of our net deferred tax asset balance and projections of future taxable income, we have determined that it is more likely than not that the net deferred income tax assets will be realized.
Goodwill and Identifiable Intangible Assets
As of December 31, 2017, we had $964.9 million and $495.0 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names) arising out of the acquisition of companies. As of December 31, 2016, goodwill and net identifiable intangible assets were $979.6 million and $487.4 million, respectively. As of December 31, 2017, approximately 33.9% of our goodwill related to our United States industrial services segment, approximately 26.6% of our goodwill related to our United States mechanical construction and facilities services segment, approximately 26.5% of our goodwill related to our United States building services segment and approximately 13.0% of our goodwill related to our United States electrical construction and facilities services segment. The changes to goodwill since December 31, 2016 were related to a non-cash impairment charge within our United States industrial services segment, the acquisition of three companies in 2017 and a purchase price adjustment related to the Ardent acquisition. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) requires that goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 17, “Segment Information”, of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. In assessing whether our goodwill is impaired, we compare the fair value of the reporting unit to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is impaired and an impairment loss in the amount of the excess is recognized and charged to operations. The fair value of each of our reporting units is generally determined using discounted estimated future cash flows; however, in certain circumstances, consideration is given to a market approach whereby fair value is measured based on a multiple of earnings.
As of the date of our latest impairment test (October 1, 2017), the carrying values of our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment were approximately $471.8 million, $313.9 million and $214.1 million, respectively. The fair values of our United States building services segment, our United States mechanical construction and facilities services segment and our United States electrical construction and facilities services segment exceeded their carrying values by approximately $408.9 million, $1,013.3 million and $673.2 million, respectively.
The fair value of our United States industrial services segment fell short of its carrying value of approximately $666.7 million by approximately $57.5 million, resulting in the recognition of a non-cash impairment charge for the year ended December 31, 2017. Despite a recent increase in crude oil prices, we continue to experience a decrease in demand for new heat exchangers due to a prolonged curtailment in capital spending from customers within this segment. In addition, adverse market conditions throughout this segment, including increased foreign competition within our shop services operations, have resulted in a decrease in our billing rates and related gross profit margins. Finally, economic uncertainty within certain South American markets has caused us to limit our pursuit of opportunities within such countries for our shop services operations. Consequently, we have tempered our expectations regarding the strength of a near-term recovery. For the years ended December 31, 2016 and 2015, no impairment of our goodwill was recognized.
The weighted average cost of capital used in our annual testing for impairment as of October 1, 2017 was 10.6%, 10.0% and 11.0% for our domestic construction segments, our United States building services segment and our United States industrial services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for all of our domestic segments. Unfavorable changes in these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average costs of capital would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United

States building services segment and our United States industrial services segment to decrease by approximately $51.1 million, $74.9 million, $53.3 million, and $20.0 million, respectively. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment to decrease by approximately $25.1 million, $41.0 million, $28.1 million, and $10.0 million, respectively. Although not significant for any of our other domestic segments, such decreases within our United States industrial services segment would have resulted in an increased impairment charge.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value of such trade names using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. The annual impairment review of our trade names for the years ended December 31, 2017 and 2016 resulted in $0.3 million and $2.4 million, respectively, of non-cash impairment charges as a result of a change in the fair value of subsidiary trade names associated with certain prior acquisitions reported within our United States building services segment and our United States mechanical construction and facilities services segment, respectively. For the year ended December 31, 2015, no impairment of our trade names was recognized.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. For the years ended December 31, 2017, 2016 and 2015, no impairment of our other identifiable intangible assets was recognized.
As previously referenced, we have certain businesses, particularly within our United States industrial services segment, whose results are highly impacted by the demand for some of our offerings within the industrial and oil and gas markets. Future performance of this segment, along with a continued evaluation of the conditions of its end user markets, will be important to ongoing impairment assessments. Should this segment’s actual results suffer a further decline or expected future results be revised downward, the risk of future goodwill impairment or impairment of other identifiable intangible assets would increase.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used any derivative financial instruments during the years ended December 31, 2017 and 2016, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2016 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2016 Credit Agreement bear interest at variable rates. For further information on borrowing rates and interest rate sensitivity, refer to the Liquidity and Capital Resources discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2017, there were borrowings of $25.0 million outstanding under the 2016 Revolving Credit Facility and the balance of the 2016 Term Loan was $284.8 million. Based on the $309.8 million borrowings outstanding under the 2016 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $2.3 million for the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $2.3 million for the next twelve months.
We are also exposed to construction market risk and its potential related impact on accounts receivable or costs and estimated earnings in excess of billings on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain ongoing discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, we believe we take appropriate action to manage market and other risks, but there is no assurance that we will be able to reasonably identify all risks with respect to collectibility of these assets. See also the previous discussions of Revenue Recognition from Long-term Construction Contracts and Services Contracts and Accounts Receivable under Application of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$467,430	$464,617
Accounts receivable, less allowance for doubtful accounts of $17,230 and $12,252, respectively	1,607,922	1,495,431
Costs and estimated earnings in excess of billings on uncompleted contracts	122,621	130,697
Inventories	42,724	37,426
Prepaid expenses and other	43,812	40,944
Total current assets	2,284,509	2,169,115
Investments, notes and other long-term receivables	2,309	8,792
Property, plant and equipment, net	127,156	127,951
Goodwill	964,893	979,628
Identifiable intangible assets, net	495,036	487,398
Other assets	92,001	79,554
Total assets	$3,965,904	$3,852,438
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$15,364	$15,030
Accounts payable	567,840	501,213
Billings in excess of costs and estimated earnings on uncompleted contracts	524,156	489,242
Accrued payroll and benefits	322,865	310,514
Other accrued expenses and liabilities	220,727	195,775
Total current liabilities	1,650,952	1,511,774
Borrowings under revolving credit facility	25,000	125,000
Long-term debt and capital lease obligations	269,786	283,296
Other long-term obligations	346,049	394,426
Total liabilities	2,291,787	2,314,496
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 59,870,980 and 60,606,825 shares issued, respectively	599	606
Capital surplus	8,005	52,219
Accumulated other comprehensive loss	(94,200)	(101,703)
Retained earnings	1,796,556	1,596,269
Treasury stock, at cost 1,072,552 and 659,841 shares, respectively	(37,693)	(10,302)
Total EMCOR Group, Inc. stockholders’ equity	1,673,267	1,537,089
Noncontrolling interests	850	853
Total equity	1,674,117	1,537,942
Total liabilities and equity	$3,965,904	$3,852,438
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31,
(In thousands, except per share data)

	2017	2016	2015
Revenues	$7,686,999	$7,551,524	$6,718,726
Cost of sales	6,539,987	6,513,662	5,774,247
Gross profit	1,147,012	1,037,862	944,479
Selling, general and administrative expenses	757,062	725,538	656,573
Restructuring expenses	1,577	1,438	824
Impairment loss on goodwill and identifiable intangible assets	57,819	2,428	—
Operating income	330,554	308,458	287,082
Interest expense	(12,770)	(12,627)	(8,932)
Interest income	965	663	673
Income from continuing operations before income taxes	318,749	296,494	278,823
Income tax provision	90,699	111,199	106,256
Income from continuing operations	228,050	185,295	172,567
Loss from discontinued operation, net of income taxes	(857)	(3,142)	(60)
Net income including noncontrolling interests	227,193	182,153	172,507
Less: Net loss (income) attributable to noncontrolling interests	3	(218)	(221)
Net income attributable to EMCOR Group, Inc.	$227,196	$181,935	$172,286
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$3.85	$3.05	$2.74
From discontinued operation	(0.01)	(0.05)	(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$3.84	$3.00	$2.74
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$3.83	$3.02	$2.72
From discontinued operation	(0.01)	(0.05)	(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$3.82	$2.97	$2.72
Dividends declared per common share	$0.32	$0.32	$0.32
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Years Ended December 31,
(In thousands)

	2017	2016	2015
Net income including noncontrolling interests	$227,193	$182,153	$172,507
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,384)	(1,434)	(621)
Changes in post retirement plans (1)	8,887	(23,316)	6,865
Other comprehensive income (loss)	7,503	(24,750)	6,244
Comprehensive income	234,696	157,403	178,751
Less: Comprehensive loss (income) attributable to noncontrolling interests	3	(218)	(221)
Comprehensive income attributable to EMCOR Group, Inc.	$234,699	$157,185	$178,530
_________________

(1)	Net of tax (provision) benefit of $(1.8) million, $5.1 million and $(1.6) million for the years ended December 31, 2017, 2016 and 2015, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31,
(In thousands)

	2017		2016	2015
Cash flows - operating activities:
Net income including noncontrolling interests	$227,193		$182,153	$172,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,915		38,881	36,294
Amortization of identifiable intangible assets	48,594		40,908	37,895
Provision for doubtful accounts	7,264		6,194	2,853
Deferred income taxes	(53,358)		(8,108)	(10,300)
Gain on sale of property, plant and equipment	(1,846)		(330)	(248)
Excess tax benefits from share-based compensation	(1,616)		(2,546)	(1,663)
Equity income from unconsolidated entities	(864)		(1,569)	(2,883)
Non-cash expense for amortization of debt issuance costs	1,186		1,354	1,307
Non-cash expense (income) from contingent consideration arrangements	317		—	(464)
Non-cash expense for impairment of goodwill and identifiable intangible assets	57,819		2,428	—
Non-cash share-based compensation expense	9,939		8,902	8,801
Non-cash income from changes in unrecognized tax benefits	(5,641)		(759)	(317)
Distributions from unconsolidated entities	5,506		1,247	3,352
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Increase in accounts receivable	(80,514)		(98,773)	(115,303)
(Increase) decrease in inventories	(4,936)		954	9,733
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts	12,433		(7,851)	(12,837)
Increase in accounts payable	54,910		13,141	25,440
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	24,695		57,244	58,614
Increase in accrued payroll and benefits and other accrued expenses and liabilities	24,017		22,659	37,122
Changes in other assets and liabilities, net	1,121		8,432	16,763
Net cash provided by operating activities	366,134		264,561	266,666
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(107,223)		(232,947)	(28,195)
Proceeds from sale of property, plant and equipment	4,014		2,023	3,847
Purchase of property, plant and equipment	(34,684)		(39,648)	(35,460)
Investments in and advances to unconsolidated entities	(675)		(99)	—
Distributions from unconsolidated entities	475	—	—	—
Net cash used in investing activities	(138,093)		(270,671)	(59,808)
Cash flows - financing activities:
Proceeds from revolving credit facility	—		220,000	—
Repayments of revolving credit facility	(100,000)		(95,000)	—
Borrowings from long-term debt	—		400,000	—
Repayments of long-term debt and debt issuance costs	(15,202)		(417,990)	(17,514)
Repayments of capital lease obligations	(1,445)		(1,384)	(2,737)
Dividends paid to stockholders	(18,971)		(19,454)	(20,095)
Repurchase of common stock	(93,166)		(94,221)	(104,330)
Proceeds from exercise of stock options	—		741	3,836
Taxes paid related to net share settlements of equity awards	(3,462)		(4,225)	(3,866)
Issuance of common stock under employee stock purchase plan	4,793		4,814	4,223
Payments for contingent consideration arrangements	(1,017)		—	(403)
Distributions to noncontrolling interests	—		(2,710)	(10,250)
Excess tax benefits from share-based compensation	—		—	1,663
Net cash used in financing activities	(228,470)		(9,429)	(149,473)
Effect of exchange rate changes on cash and cash equivalents	3,242		(6,675)	(2,610)
Increase (decrease) in cash and cash equivalents	2,813		(22,214)	54,775
Cash and cash equivalents at beginning of year	464,617		486,831	432,056
Cash and cash equivalents at end of period	$467,430		$464,617	$486,831
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
For The Years Ended December 31,
(In thousands)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2014	$1,429,387	$636	$227,885	$(83,197)	$1,280,991	$(10,302)	$13,374
Net income including noncontrolling interests	172,507	—	—	—	172,286	—	221
Other comprehensive income	6,244	—	—	6,244	—	—	—
Common stock issued under share-based compensation plans (2)	5,433	5	5,428	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,866)	—	(3,866)	—	—	—	—
Common stock issued under employee stock purchase plan	4,223	—	4,223	—	—	—	—
Common stock dividends	(20,095)	—	202	—	(20,297)	—	—
Repurchase of common stock	(112,328)	(24)	(112,304)	—	—	—	—
Distributions to noncontrolling interests	(10,250)	—	—	—	—	—	(10,250)
Share-based compensation expense	8,801	—	8,801	—	—	—	—
Balance, December 31, 2015	$1,480,056	$617	$130,369	$(76,953)	$1,432,980	$(10,302)	$3,345
Net income including noncontrolling interests	182,153	—	—	—	181,935	—	218
Other comprehensive loss	(24,750)	—	—	(24,750)	—	—	—
Common stock issued under share-based compensation plans (3)	1,724	4	729	—	991	—	—
Tax withholding for common stock issued under share-based compensation plans	(4,225)	—	(4,225)	—	—	—	—
Common stock issued under employee stock purchase plan	4,814	—	4,814	—	—	—	—
Common stock dividends	(19,454)	—	183	—	(19,637)	—	—
Repurchase of common stock	(88,568)	(15)	(88,553)	—	—	—	—
Distributions to noncontrolling interests	(2,710)	—	—	—	—	—	(2,710)
Share-based compensation expense	8,902	—	8,902	—	—	—	—
Balance, December 31, 2016	$1,537,942	$606	$52,219	$(101,703)	$1,596,269	$(10,302)	$853
Net income including noncontrolling interests	227,193	—	—	—	227,196	—	(3)
Other comprehensive income	7,503	—	—	7,503	—	—	—
Common stock issued under share-based compensation plans	1	2	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,462)	—	(3,462)	—	—	—	—
Common stock issued under employee stock purchase plan	4,793	1	4,792	—	—	—	—
Common stock dividends	(18,971)	—	164	—	(19,135)	—	—
Repurchase of common stock	(90,821)	(10)	(55,646)	—	(7,774)	(27,391)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—
Share-based compensation expense	9,939	—	9,939	—	—	—	—
Balance, December 31, 2017	$1,674,117	$599	$8,005	$(94,200)	$1,796,556	$(37,693)	$850
_________________

(1)
As of December 31, 2017, represents cumulative foreign currency translation and post retirement liability adjustments of $0.5 million and $(94.7) million, respectively. As of December 31, 2016, represents cumulative foreign currency translation and post retirement liability adjustments of $2.1 million and $(103.8) million, respectively. As of December 31, 2015, represents cumulative foreign currency translation and post retirement liability adjustments of $3.5 million and $(80.5) million, respectively.

(2)	Includes the tax benefit associated with share-based compensation of $1.6 million in 2015.

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
We are one of the largest electrical and mechanical construction and facilities services firms in the United States. In addition, we provide a number of building services and industrial services. We specialize principally in providing construction services relating to electrical and mechanical systems in all types of facilities and in providing various services relating to the operation, maintenance and management of facilities, including refineries and petrochemical plants.
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
Revenue Recognition
Revenues from long-term construction contracts are recognized on the percentage-of-completion method in accordance with ASC Topic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts”. Percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. Certain of our electrical contracting business units measure percentage-of-completion by the percentage of labor costs incurred to date for each contract to the estimated total labor costs for such contract. Pre-contract costs from our construction projects are generally expensed as incurred. Revenues from the performance of services for maintenance, repair and retrofit work are recognized consistent with the performance of the services, which are generally on a pro-rata basis over the life of the contractual arrangement. Expenses related to all services arrangements are recognized as incurred. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers are recognized when the product is shipped and all other revenue recognition criteria have been met. Costs related to this work are included in inventory until the product is shipped. In the case of customer change orders for uncompleted long-term construction contracts, estimated recoveries are included for work performed in forecasting ultimate profitability on certain contracts. Due to uncertainties inherent in the estimation process, it is possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined. Provisions for the entirety of estimated losses on uncompleted contracts are made in the period in which such losses are determined. During

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

2016, we incurred $19.4 million of losses on a transportation project within the United States electrical construction and facilities services segment as a result of productivity issues attributable to unfavorable job-site conditions. In addition during 2016, within the United States mechanical construction and facilities services segment, we incurred $18.3 million of losses on a project at a process facility as a result of a contract dispute with our customer and $9.6 million of losses on an institutional project due to project delays and unfavorable job-site conditions. There were no significant losses recognized in 2017.
Costs and estimated earnings on uncompleted contracts
Costs and estimated earnings in excess of billings on uncompleted contracts arise in the consolidated balance sheets when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. Also included in costs and estimated earnings on uncompleted contracts are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and/or price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on construction costs incurred in connection with claim amounts. Claims and unapproved change orders made by us involve negotiation and, in certain cases, litigation. In the event litigation costs are incurred by us in connection with claims or unapproved change orders, such litigation costs are expensed as incurred, although we may seek to recover these costs. We believe that we have established legal bases for pursuing recovery of our recorded unapproved change orders and claims, and it is management’s intention to pursue and litigate such claims, if necessary, until a determination or settlement is reached. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims and unapproved change orders may be made in the near term. If we do not successfully resolve these matters, a net expense (recorded as a reduction in revenues) may be required, in addition to amounts that may have been previously provided for. We record the profit associated with the settlement of claims upon receipt of final payment. During 2017, we recognized $18.1 million of gross profit associated with the recovery of certain contract costs previously disputed on a project completed in the prior year. There were no other significant settlements or payments of claims in 2017 and 2016. Claims against us are recognized when a loss is considered probable and amounts are reasonably determinable.
Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Costs incurred on uncompleted contracts	$8,258,802	$7,223,436
Estimated earnings, thereon	1,081,509	827,799
	9,340,311	8,051,235
Less: billings to date	9,741,846	8,409,780
	$(401,535)	$(358,545)
Such amounts were included in the accompanying Consolidated Balance Sheets at December 31, 2017 and 2016 under the following captions (in thousands):

	2017	2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$122,621	$130,697
Billings in excess of costs and estimated earnings on uncompleted contracts	(524,156)	(489,242)
	$(401,535)	$(358,545)
As of December 31, 2017 and 2016, costs and estimated earnings in excess of billings on uncompleted contracts included unbilled revenues for unapproved change orders of approximately $17.4 million and $21.6 million, respectively, and claims of approximately $0.0 million and $6.0 million, respectively. As of December 31, 2017 and 2016, there were no claim amounts included within accounts receivable. There were contractually billed amounts and retention related to contracts with unapproved change orders and claims of $57.6 million and $80.5 million as of December 31, 2017 and 2016, respectively. For contracts in claim status, contractually billed amounts will generally not be paid by the customer to us until final resolution of related claims.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Classification of Contract Amounts
In accordance with industry practice, we classify as current all assets and liabilities relating to the performance of long-term contracts. The term of our contracts ranges from one month to four years and, accordingly, collection or payment of amounts relating to these contracts may extend beyond one year. Accounts receivable at December 31, 2017 and 2016 included $243.5 million and $222.6 million, respectively, of retainage billed under terms of our contracts. We estimate that approximately 85% of this retainage will be collected during 2018. Accounts payable at December 31, 2017 and 2016 included $41.0 million and $40.1 million, respectively, of retainage withheld under terms of the contracts. We estimate that approximately 88% of this retainage will be paid during 2018.
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
Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts. This allowance is based upon the best estimate of the probable losses in existing accounts receivable. The Company determines the allowances based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, as well as historical collection and write-off experience. These amounts are re-evaluated and adjusted on a regular basis as additional information is received. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful. At December 31, 2017 and 2016, our accounts receivable of $1,607.9 million and $1,495.4 million, respectively, included allowances for doubtful accounts of $17.2 million and $12.3 million, respectively. The provision for doubtful accounts during 2017, 2016 and 2015 amounted to approximately $7.3 million, $6.2 million and $2.9 million, respectively.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined principally using the average cost method.
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
The carrying values of property, plant and equipment are reviewed for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. In performing this review for recoverability, property, plant and equipment is assessed for possible impairment by comparing their carrying values to their undiscounted net pre-tax cash flows expected to result from the use of the asset. Impaired assets are written down to their fair values, generally determined based on their estimated future discounted cash flows. Based on the results of our testing for the years ended December 31, 2017, 2016 and 2015, no impairment of property, plant and equipment was recognized.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Insurance Liabilities
Our insurance liabilities are determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. At December 31, 2017 and 2016, the estimated current portion of undiscounted insurance liabilities of $47.3 million and $42.5 million, respectively, were included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets. The estimated non-current portion of the undiscounted insurance liabilities included in “Other long-term obligations” at December 31, 2017 and 2016 were $173.2 million and $167.9 million, respectively. The current portion of anticipated insurance recoveries of $14.9 million and $10.8 million at December 31, 2017 and December 31, 2016, respectively, were included in “Prepaid expenses and other” and the non-current portion of anticipated insurance recoveries of $48.6 million and $43.0 million at December 31, 2017 and December 31, 2016, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets.
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
We account for share-based payments in accordance with the provisions of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). ASC 718 requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period. For shares subject to graded vesting, our policy is to apply the straight-line method in recognizing compensation expense. ASC 718 requires the benefits of tax deductions in excess of recognized compensation expense to be recognized in the Consolidated Statements of Operations when the underlying awards vest or are settled.
New Accounting Pronouncements
On January 1, 2017, we adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires that all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. We adopted this pronouncement on a retrospective basis. As a result of such adoption, approximately $41.7 million of net deferred tax assets, which were previously presented as “Prepaid expenses and other” in the Consolidated Balance Sheet as of December 31, 2016, were reclassified as a reduction to “Other long-term obligations.”
On January 1, 2017, we adopted the accounting pronouncement issued by the FASB to simplify the accounting for goodwill impairment. This guidance eliminates the requirement that an entity calculate the implied fair value of goodwill when measuring an impairment charge. Instead, an entity would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. We adopted this pronouncement on a prospective basis. Our 2017 annual goodwill impairment test

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

resulted in a $57.5 million non-cash impairment charge within our United States industrial services segment. Such impairment was accounted for under the guidance provided by this new accounting pronouncement.
In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. Although we have not yet quantified the impact that the adoption of this pronouncement will have on our financial position and/or results of operations, we have begun a process to identify a complete population of our leases. Such process includes reviewing various contracts to identify whether such arrangements convey the right to control the use of an identified asset. We have additionally begun evaluating the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.
In May 2014, an accounting pronouncement was issued by the FASB to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The guidance permits the use of one of two retrospective transition methods. We will adopt the standard on January 1, 2018 using the modified retrospective method. We have substantially completed the process to evaluate the impact of the new pronouncement on our contracts, including identifying differences that will result from applying the requirements of the new guidance. We have also drafted revised accounting policies and have evaluated the enhanced disclosure requirements on our business processes, controls and systems. As a result of these procedures, we do not anticipate that the adoption will have a material impact on our financial position and/or results of operations. With respect to revenues generated from long-term construction, service maintenance, and time and materials contracts, we do not anticipate any significant changes to the pattern of revenue recognition and do not believe that the guidance surrounding identifying contracts and performance obligations or measuring variable consideration will have a material impact on the revenue recognized for these arrangements. Additionally, with respect to our shop services operations within our United States industrial services segment, which currently recognize revenue related to the engineering, manufacturing and repair of shell and tube heat exchangers when the product is shipped and all other revenue recognition criteria have been met, the adoption of the new standard will accelerate the timing of revenue recognition for certain contracts for which control is transferred to our customers over time instead of at a point in time. However, we do not expect such change within our United States industrial services segment to have a material impact on our consolidated financial position and/or results of operations.
NOTE 3 - ACQUISITIONS OF BUSINESSES
On January 4, 2017, March 1, 2017 and November 1, 2017, we acquired three companies for a total consideration of $109.3 million. One company provides fire protection and alarm services primarily in the Southern region of the United States. The second company provides millwright services for manufacturing companies throughout the United States. Both of their results have been included in our United States mechanical construction and facilities services segment. The third company provides mobile mechanical services within the Western region of the United States, and its results have been included in our United States building services segment. In connection with these acquisitions, we acquired working capital of $9.8 million and other net assets of $2.3 million and have preliminarily ascribed $40.6 million to goodwill and $56.6 million to identifiable intangible assets. We expect that all of the acquired goodwill will be deductible for tax purposes.
The purchase price allocations for the businesses acquired in March and November of 2017 are still preliminary and subject to change during their respective measurement periods. The purchase price allocation for the business acquired in January 2017 has been finalized during the fourth quarter of 2017 with an insignificant impact. The acquisition of these businesses was accounted for by the acquisition method, and the prices paid for them have been allocated to their respective assets and liabilities, based upon the estimated fair value of their assets and liabilities at the dates of their respective acquisitions by us.
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
On each of October 19, 2015, October 13, 2015 and June 1, 2015, we acquired a company, each for an immaterial amount. Two of the companies acquired primarily provide mechanical construction services, and their results of operations have been included in our United States mechanical construction and facilities services segment. The results of operations for the other company acquired have been included in our United States building services segment. The purchase prices paid for these acquisitions were finalized in 2016 with an insignificant impact.
NOTE 4 - DISPOSITION OF ASSETS
Due to a historical pattern of losses in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom for the foreseeable future, we ceased construction operations in the United Kingdom during the third quarter 2014. The results of the construction operations of our United Kingdom segment for all periods are presented in the Consolidated Financial Statements as discontinued operations.
The results of discontinued operations are as follows (in thousands):

	For the twelve months ended December 31,
	2017	2016	2015
Revenues	$863	$345	$3,823
Loss from discontinued operation, net of income taxes	$(857)	$(3,142)	$(60)
Diluted loss per share from discontinued operation	$(0.01)	$(0.05)	$(0.00)
The loss from discontinued operations in 2017 and 2016 was primarily due to legal costs related to the settlement of final contract balances on certain construction projects completed in prior years. The loss from discontinued operations in 2017 was partially offset by revenues recognized upon the settlement of a previously outstanding contract claim.
Included in the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016 are the following major classes of assets and liabilities associated with the discontinued operation (in thousands):

	December 31, 2017	December 31, 2016
Assets of discontinued operation:
Current assets	$242	$1,233

Liabilities of discontinued operation:
Current liabilities	$2,811	$4,036
At December 31, 2017, the assets and liabilities of the discontinued operation consisted of accounts receivable, contract retentions and contract warranty obligations that are expected to be collected or fulfilled in the ordinary course of business. Additionally at December 31, 2017, there remained less than $0.1 million of obligations related to employee severance, which are expected to be paid in 2018. The settlement of the remaining assets and liabilities may result in additional income and/or expenses. Such income and/or expenses are expected to be immaterial and will be reflected as discontinued operations as incurred.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - EARNINGS PER SHARE
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the years ended December 31, 2017, 2016 and 2015 (in thousands, except share and per share data):

	2017	2016	2015
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$228,053	$185,077	$172,346
Loss from discontinued operation, net of income taxes	(857)	(3,142)	(60)
Net income attributable to EMCOR Group, Inc. common stockholders	$227,196	$181,935	$172,286
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	59,254,256	60,769,808	62,789,120
Effect of dilutive securities—Share-based awards	364,713	436,984	518,392
Shares used to compute diluted earnings (loss) per common share	59,618,969	61,206,792	63,307,512
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$3.85	$3.05	$2.74
From discontinued operation	(0.01)	(0.05)	(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$3.84	$3.00	$2.74
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$3.83	$3.02	$2.72
From discontinued operation	(0.01)	(0.05)	(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$3.82	$2.97	$2.72
The number of outstanding share-based awards that were excluded from the computation of diluted EPS for the years ended December 31, 2017 and 2016 because they would be anti-dilutive were 2,700 and 3,800, respectively. There were no anti-dilutive share-based awards for the year ended December 31, 2015.
NOTE 6 - INVENTORIES
Inventories as of December 31, 2017 and 2016 consist of the following amounts (in thousands):

	2017	2016
Raw materials and construction materials	$23,924	$21,997
Work in process	18,800	15,429
Inventories	$42,724	$37,426

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Machinery and equipment	$138,592	$133,455
Vehicles	55,648	54,165
Furniture and fixtures	20,195	21,513
Computer hardware/software	95,716	87,416
Land, buildings and leasehold improvements	92,145	90,215
Construction in progress	6,779	7,544
	409,075	394,308
Accumulated depreciation and amortization	(281,919)	(266,357)
	$127,156	$127,951
Depreciation and amortization expense related to property, plant and equipment, including capital leases, was $39.9 million, $38.9 million and $36.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
NOTE 8 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill at December 31, 2017 and 2016 was approximately $964.9 million and $979.6 million, respectively, and reflects the excess of cost over fair market value of net identifiable assets of companies acquired. Goodwill attributable to companies acquired in 2017 and 2016 has been valued at $40.6 million and $138.0 million, respectively. ASC Topic 805, “Business Combinations” (“ASC 805”) requires that all business combinations be accounted for using the acquisition method and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives, such as trade names, not be amortized, but instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators) and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives. As of December 31, 2017, approximately 33.9% of our goodwill related to our United States industrial services segment, approximately 26.6% of our goodwill related to our United States mechanical construction and facilities services segment, approximately 26.5% of our goodwill related to our United States building services segment and approximately 13.0% of our goodwill related to our United States electrical construction and facilities services segment.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 17, “Segment Information”, of the notes to consolidated financial statements. In assessing whether our goodwill is impaired, we compare the fair value of the reporting unit to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is impaired and an impairment loss in the amount of the excess is recognized and charged to operations. The fair value of each of our reporting units is generally determined using discounted estimated future cash flows; however, in certain circumstances, consideration is given to a market approach whereby fair value is measured based on a multiple of earnings. Despite a recent increase in crude oil prices, we continue to experience a decrease in demand for new heat exchangers due to a prolonged curtailment in capital spending from customers within our United States industrial services segment. In addition, adverse market conditions throughout this segment, including increased foreign competition within our shop services operations, have resulted in a decrease in our billing rates and related gross profit margins. Finally, economic uncertainty within certain South American markets has caused us to limit our pursuit of opportunities within such countries for our shop services operations. Consequently, we have tempered our expectations regarding the strength of a near-term recovery and recorded a non-cash impairment charge of $57.5 million within this segment as part of our annual goodwill impairment review for the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, no impairment of our goodwill was recognized.
The weighted average cost of capital used in our annual testing for impairment as of October 1, 2017 was 10.6%, 10.0% and 11.0% for our domestic construction segments, our United States building services segment and our United States industrial services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for all of our domestic segments. Unfavorable changes in these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average costs of capital would cause the estimated fair values of our United States electrical

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS - (Continued)

construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment to decrease by approximately $51.1 million, $74.9 million, $53.3 million and $20.0 million, respectively. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment to decrease by approximately $25.1 million, $41.0 million, $28.1 million and $10.0 million, respectively. Although not significant for any of our other domestic segments, such decreases within our United States industrial services segment would have resulted in an increased impairment charge.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value of such trade names using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. The annual impairment review of our trade names for the years ended December 31, 2017 and 2016 resulted in $0.3 million and $2.4 million, respectively, of non-cash impairment charges as a result of a change in the fair value of subsidiary trade names associated with certain prior acquisitions reported within our United States building services segment and our United States mechanical construction and facilities services segment, respectively. For the year ended December 31, 2015, no impairment of our trade names was recognized.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. For the years ended December 31, 2017, 2016 and 2015, no impairment of our other identifiable intangible assets was recognized.
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
The changes in the carrying amount of goodwill by reportable segments during the years ended December 31, 2017 and 2016 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	United States industrial services segment	Total
Balance at December 31, 2015	$3,823	$226,071	$228,637	$384,639	$843,170
Acquisitions, sales and purchase price adjustments	119,777	525	16,156	—	136,458
Balance at December 31, 2016	123,600	226,596	244,793	384,639	979,628
Acquisitions, sales and purchase price adjustments	2,107	30,969	9,640	—	42,716
Transfers	—	(1,300)	1,300	—	—
Impairment	—	—	—	(57,451)	(57,451)
Balance at December 31, 2017	$125,707	$256,265	$255,733	$327,188	$964,893

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS - (Continued)

The aggregate goodwill balance as of December 31, 2015 included $210.6 million of accumulated impairment charges, which were comprised of $139.5 million within the United States building services segment and $71.1 million within the United States industrial services segment.
Identifiable intangible assets as of December 31, 2017 and 2016 consist of the following (in thousands):

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$55,545	$(55,229)	$—	$316
Developed technology/Vendor network	95,661	(50,479)	—	45,182
Customer relationships	500,756	(206,319)	(4,834)	289,603
Non-competition agreements	10,220	(10,178)	—	42
Trade names (amortized)	32,848	(19,461)	—	13,387
Trade names (unamortized)	198,739	—	(52,233)	146,506
Total	$893,769	$(341,666)	$(57,067)	$495,036

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$48,645	$(48,412)	$—	$233
Developed technology/Vendor network	95,661	(45,616)	—	50,045
Customer relationships	466,556	(173,156)	(4,834)	288,566
Non-competition agreements	10,220	(10,041)	—	179
Trade names (amortized)	32,848	(15,847)	—	17,001
Trade names (unamortized)	183,239	—	(51,865)	131,374
Total	$837,169	$(293,072)	$(56,699)	$487,398

Identifiable intangible assets attributable to companies acquired in 2017 and 2016 have been valued at $56.6 million and $57.9 million, respectively. See Note 3 - Acquisitions of Businesses of the notes to consolidated financial statements for additional information. The identifiable intangible amounts are amortized on a straight-line basis, as it approximates the pattern in which the economic benefits of the identifiable intangible assets are consumed. The weighted average amortization periods for the unamortized balances remaining are, in the aggregate, approximately 9.5 years, which are comprised of the following: 0.25 years for contract backlog, 9.5 years for developed technology/vendor network, 9.5 years for customer relationships, 0.5 years for non-competition agreements and 11 years for trade names.
Amortization expense related to identifiable intangible assets with finite lives was $48.6 million, $40.9 million and $37.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The following table presents the estimated future amortization expense of identifiable intangible assets in the following years (in thousands):

2018	$40,579
2019	38,281
2020	38,100
2021	37,306
2022	35,103
Thereafter	159,161
$348,530

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEBT
Credit Agreement
Until August 3, 2016, we had a credit agreement dated as of November 25, 2013 (as amended, the “2013 Credit Agreement”), which provided for a revolving credit facility of $750.0 million (the “2013 Revolving Credit Facility”) and a term loan of $350.0 million (the “2013 Term Loan”). On August 3, 2016, we amended and restated the 2013 Credit Agreement to provide for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. The proceeds of the 2016 Term Loan were used to repay amounts drawn under the 2013 Term Loan, as well as a portion of the outstanding balance under the 2013 Revolving Credit Facility. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of December 31, 2017 and December 31, 2016. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.15% of the unused amount as of December 31, 2017. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (1.57% and 1.69% at December 31, 2017 for our 2016 Revolving Credit Facility and our 2016 Term Loan, respectively) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (4.50% at December 31, 2017), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%.The interest rates in effect at December 31, 2017 were 2.57% and 2.69% for our 2016 Revolving Credit Facility and our 2016 Term Loan, respectively. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. During 2016, we capitalized an additional $3.0 million of debt issuance costs associated with the 2016 Credit Agreement. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. The 2016 Term Loan previously required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ending March 31, 2017, our required quarterly payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of December 31, 2017 and December 31, 2016, the balance of the 2016 Term Loan was $284.8 million and $300.0 million, respectively. As of December 31, 2017 and December 31, 2016, we had approximately $110.1 million and $91.9 million of letters of credit outstanding, respectively. There were $25.0 million and $125.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of December 31, 2017 and December 31, 2016, respectively.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEBT - (Continued)
Long-term debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Revolving credit facility	$25,000	$125,000
Term loan, interest payable at varying amounts through 2021	284,810	300,000
Unamortized debt issuance costs	(4,251)	(5,437)
Capitalized lease obligations, at weighted average interest rates from 2.5% to 5.0% payable in varying amounts through 2023	4,571	3,732
Other, payable through 2019	20	31
Total debt	310,150	423,326
Less: current maturities	15,364	15,030
Total long-term debt	$294,786	$408,296
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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 and December 31, 2016 (in thousands):

	Assets at Fair Value as of December 31, 2017
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$467,430	$—	$—	$467,430
Restricted cash (2)	1,958	—	—	1,958
Deferred compensation plan assets (3)	22,054	—	—	22,054
Total	$491,442	$—	$—	$491,442

	Assets at Fair Value as of December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$464,617	$—	$—	$464,617
Restricted cash (2)	2,043	—	—	2,043
Deferred compensation plan assets (3)	12,153	—	—	12,153
Total	$478,813	$—	$—	$478,813
_________________

(1)
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, which are Level 1 assets. At December 31, 2017 and 2016, we had $194.2 million and $154.6 million, respectively, in money market funds.

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
NOTE 11 - INCOME TAXES
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018.
As a result of the reduction of the U.S. corporate tax rate to 21%, U.S. generally accepted accounting principles require companies to re-value their deferred tax assets and liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. Based on currently available information, the Company’s estimated value of its net deferred federal and state tax liability balances have been reduced by approximately $39.3 million, which has been recorded as a reduction of income tax expense in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017. Such estimate will be finalized upon the completion of the 2017 federal and state income tax returns. In addition, under the Tax Act, companies are required to evaluate the effect of a one-time transition tax to their specified foreign operations. Although such estimate is still provisional, the Company believes the impact of such transition tax is expected to be immaterial. The Company will continue to evaluate the interpretations and assumptions made, guidance that may be issued and actions the Company may take as a result of the Tax Act, which could materially change this estimate in 2018 as new information becomes available.
Our 2017 income tax provision from continuing operations was $90.7 million compared to $111.2 million for 2016 and $106.3 million for 2015. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the years ended December 31, 2017, 2016 and 2015, were 28.5%, 37.5% and 38.1%, respectively. The decrease in the 2017 income tax provision compared to 2016 was predominantly due to the revaluation of the Company’s net deferred tax liability balances as discussed above, partially offset by increased income before income taxes. The increase in the 2016 income tax provision compared to 2015 was predominantly due to the effect of increased income before income taxes and certain increases in the state tax provision attributable to the mix of earnings.
As of December 31, 2017, the amount of unrecognized income tax benefits was $0.8 million. As of December 31, 2016, the amount of unrecognized income tax benefits was $4.0 million, of which $2.2 million, if recognized, would favorably affect our effective income tax rate.
We report interest expense and/or interest income related to unrecognized tax benefits in the income tax provision. As of December 31, 2017 and 2016, we had approximately $0.1 million and $0.5 million, respectively, of accrued interest expense related to unrecognized income tax benefits included as a liability in the Consolidated Balance Sheets. Total income tax reserves included in “Other long-term liabilities” were $0.9 million and $4.5 million as of December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016, less than $0.1 million and approximately $0.1 million of interest expense, respectively, was recognized in the income tax provision. In addition, for the years ended December 31, 2017 and 2016, approximately $0.5 million and less than $0.1 million of interest income, respectively, was recognized in the income tax provision.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES - (Continued)

A reconciliation of unrecognized income tax benefits at the beginning and at the end of the year is as follows (in thousands):

	2017	2016
Balance at beginning of year	$3,982	$4,761
Additions based on tax positions related to the current year	1,158	1,415
Additions based on tax positions related to prior years	1,244	—
Reductions for tax positions of prior years	(5,543)	(1,360)
Reductions for expired statute of limitations	—	(834)
Balance at end of year	$841	$3,982
We do not anticipate any significant changes to our reserves for uncertain tax positions in the next twelve months.We file income tax returns with the Internal Revenue Service and various state, local and foreign tax agencies. The Company is currently under examination by various taxing authorities for the years 2012 through 2015. During the first quarter of 2017, the Company settled an examination with a taxing authority which resulted in a $3.3 million reversal of reserves for previously uncertain tax positions.
The income tax provision in the accompanying Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015 consisted of the following (in thousands):

	2017	2016	2015
Current:
Federal provision	$120,317	$95,171	$94,405
State and local provisions	23,496	23,387	21,320
Foreign provision	244	749	831
	144,057	119,307	116,556
Deferred	(53,358)	(8,108)	(10,300)
	$90,699	$111,199	$106,256
Factors accounting for the variation from U.S. statutory income tax rates from continuing operations for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	2017	2016	2015
Federal income taxes at the statutory rate	$111,562	$103,773	$97,588
State and local income taxes, net of federal tax benefits	15,736	14,801	12,590
State tax reserves	(2,543)	74	62
Permanent differences	4,916	3,698	3,096
Domestic manufacturing deduction	(10,387)	(6,830)	(6,604)
Excess tax benefit from share-based compensation	(1,341)	(2,114)	—
Goodwill impairment	17,055	—	—
Foreign income taxes (including UK statutory rate changes)	(2,586)	(1,290)	(361)
Impact of federal rate change on net deferred tax liabilities	(39,343)	—	—
Federal tax reserves	(1,247)	(893)	14
Other	(1,123)	(20)	(129)
	$90,699	$111,199	$106,256

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES - (Continued)

The deferred income tax assets and deferred income tax liabilities recorded for the years ended December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Deferred income tax assets:
Excess of amounts expensed for financial statement purposes over amounts deducted for income tax purposes:
Insurance liabilities	$42,425	$62,473
Pension liability	6,900	8,950
Deferred compensation	27,742	35,649
Other (including liabilities and reserves)	28,534	32,350
Total deferred income tax assets	105,601	139,422
Valuation allowance for deferred tax assets	(3,825)	(3,531)
Net deferred income tax assets	101,776	135,891
Deferred income tax liabilities:
Costs capitalized for financial statement purposes and deducted for income tax purposes:
Goodwill and identifiable intangible assets	(150,900)	(229,347)
Depreciation of property, plant and equipment	(11,781)	(18,145)
Other	(3,792)	(5,761)
Total deferred income tax liabilities	(166,473)	(253,253)
Net deferred income tax liabilities	$(64,697)	$(117,362)
The components of the net deferred income tax liabilities in the accompanying Consolidated Balance Sheets are included in “Other assets” of $10.0 million and $12.9 million and “Other long-term obligations” of $74.7 million and $130.3 million, at December 31, 2017 and December 31, 2016, respectively.
We file a consolidated federal income tax return including all of our U.S. subsidiaries. As of December 31, 2017 and 2016, the total valuation allowance on deferred income tax assets was approximately $3.8 million and $3.5 million, respectively, related to state and local net operating losses. Although realization is not assured, we believe it is more likely than not that the deferred income tax assets, net of the valuation allowance discussed above, will be realized. The amount of the deferred income tax assets considered realizable, however, could be reduced if estimates of future income are reduced.
At December 31, 2017, we had trading losses for United Kingdom income tax purposes of approximately $12.3 million, which have no expiration date. Such losses are subject to review by the United Kingdom taxing authority. Realization of the deferred income tax assets is dependent on our generating sufficient taxable income. We believe that the deferred income tax assets will be realized through projected future income.
Income from continuing operations before income taxes for the years ended December 31, 2017, 2016 and 2015 consisted of the following (in thousands):

	2017	2016	2015
United States	$303,854	$283,904	$264,867
Foreign	14,895	12,590	13,956
	$318,749	$296,494	$278,823

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES - (Continued)

The unremitted earnings of our United Kingdom subsidiary will not be subject to the transition tax previously referenced because a portion of such earnings has been previously taxed and there remains an accumulated deficit position in earnings and profits. The unremitted earnings of our Puerto Rico subsidiary may be subject to the transition tax; however, as part of our evaluation of the Tax Act, we estimate such tax will be immaterial.
As of December 31, 2017, the amount of cash held by our United Kingdom and Puerto Rico subsidiaries was approximately $43.3 million and approximately $3.0 million, respectively. The future repatriation of cash, or unremitted earnings, of these subsidiaries may result in an immaterial amount of federal and state income taxes or foreign withholding taxes.
NOTE 12 - COMMON STOCK
As of December 31, 2017 and December 31, 2016, there were 58,798,428 and 59,946,984 shares of our common stock outstanding, respectively.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.08 per share.
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014, October 28, 2015 and October 25, 2017, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million, $200.0 million and $100.0 million of our outstanding common stock, respectively. During 2017, we have repurchased approximately 1.4 million shares of our common stock for approximately $90.8 million. Since the inception of the repurchase programs through December 31, 2017, we have repurchased approximately 12.8 million shares of our common stock for approximately $575.2 million. As of December 31, 2017, there remained authorization for us to repurchase approximately $174.8 million of our shares. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2016 Credit Agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
NOTE 13 - SHARE-BASED COMPENSATION PLANS
We have an incentive plan under which stock options, stock awards, stock units and other share-based compensation may be granted to officers, non-employee directors and key employees of the Company. Under the terms of this plan, 3,250,000 shares were authorized, and 1,461,316 shares are available for grant or issuance as of December 31, 2017. Any issuances under this plan are valued at the fair market value of the common stock on the grant date. The vesting and expiration of any stock option grants and the vesting schedule of any stock awards or stock units are determined by the Compensation and Personnel Committee of our Board of Directors at the time of the grant. Forfeitures are recognized as they occur.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SHARE-BASED COMPENSATION PLANS - (Continued)

The following table summarizes activity regarding our stock options and awards of shares and stock units since December 31, 2014:

Stock Options			Restricted Stock Units
	Shares	Weighted Average Price		Shares	Weighted Average Price
Balance, December 31, 2014	566,774	$24.15	Balance, December 31, 2014	634,298	$34.16
Granted	—	—	Granted	241,274	$45.23
Expired	(30,000)	$12.09	Forfeited	(3,587)	$29.56
Exercised	(230,048)	$26.71	Vested	(266,497)	$32.17
Balance, December 31, 2015	306,726	$23.42	Balance, December 31, 2015	605,488	$39.47
Granted	—	—	Granted	191,936	$46.86
Expired	—	—	Forfeited	(965)	$43.13
Exercised	(163,726)	$23.73	Vested	(304,171)	$35.29
Balance, December 31, 2016	143,000	$23.06	Balance, December 31, 2016	492,288	$44.93
Granted	—	—	Granted	198,179	$68.33
Expired	—	—	Forfeited	(1,200)	$60.68
Exercised	(50,000)	$20.42	Vested	(180,395)	$44.57
Balance, December 31, 2017	93,000	$24.48	Balance, December 31, 2017	508,872	$54.13
We recognized $9.9 million, $8.9 million and $8.8 million of compensation expense for stock units awarded to non-employee directors and employees pursuant to incentive plans for the years ended December 31, 2017, 2016 and 2015, respectively. We have $9.3 million of compensation expense, net of income taxes, which will be recognized over the remaining vesting periods of up to approximately five years. In addition, an aggregate of 97,200 restricted stock units granted to employees and non-employee directors vested as of December 31, 2017, but issuance has been deferred up to five years or upon retirement.
All outstanding stock options were fully vested; therefore, no compensation expense was recognized for the years ended December 31, 2017, 2016 and 2015.
As a result of stock option exercises, less than $0.1 million, $0.7 million and $3.8 million of proceeds were received during the years ended December 31, 2017, 2016 and 2015, respectively. The income tax benefit derived in 2017, 2016 and 2015 as a result of such exercises and share-based compensation was $3.9 million, $6.2 million and $1.6 million, respectively, of which $1.6 million, $2.5 million and $1.7 million, respectively, represented excess tax benefits. The total intrinsic value of options (the amounts by which the stock price exceeded the exercise price of the option on the date of exercise) that were exercised during 2017, 2016 and 2015 was $2.3 million, $4.6 million and $4.6 million, respectively.
At December 31, 2017, 2016 and 2015, 93,000 options, 143,000 options and 306,726 options were exercisable, respectively. The weighted average exercise price of exercisable options at December 31, 2017, 2016 and 2015 was approximately $24.48, $23.06 and $23.42, respectively. The total aggregate intrinsic value of options outstanding and exercisable as of December 31, 2017, 2016 and 2015 were approximately $5.3 million, $6.8 million and $7.6 million, respectively.
The following table summarizes information about our outstanding stock options as of December 31, 2017:

Stock Options Outstanding and Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
$24.48	93,000	2.45 Years	$24.48
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
The change in benefit obligations and assets of the UK Plan for the years ended December 31, 2017 and 2016 consisted of the following components (in thousands):

	2017	2016
Change in pension benefit obligation
Benefit obligation at beginning of year	$306,731	$295,825
Interest cost	8,622	10,320
Actuarial loss	2,058	67,329
Benefits paid	(13,709)	(12,044)
Foreign currency exchange rate changes	28,916	(54,699)
Benefit obligation at end of year	332,618	306,731
Change in pension plan assets
Fair value of plan assets at beginning of year	257,236	263,555
Actual return on plan assets	22,899	47,728
Employer contributions	4,727	4,906
Benefits paid	(13,709)	(12,044)
Foreign currency exchange rate changes	24,815	(46,909)
Fair value of plan assets at end of year	295,968	257,236
Funded status at end of year	$(36,650)	$(49,495)
Amounts not yet reflected in net periodic pension cost and included in accumulated other comprehensive loss (in thousands):

	2017	2016
Unrecognized losses	$102,054	$102,943
The underfunded status of the UK Plan of $36.7 million and $49.5 million at December 31, 2017 and 2016, respectively, is included in “Other long-term obligations” in the accompanying Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ending December 31, 2018.
The weighted average assumptions used to determine benefit obligations as of December 31, 2017 and 2016 were as follows:

	2017	2016
Discount rate	2.5%	2.7%

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - RETIREMENT PLANS - (Continued)

The weighted average assumptions used to determine net periodic pension cost for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Discount rate	2.7%	3.8%	3.6%
Annual rate of return on plan assets	5.3%	6.2%	6.3%
The annual rate of return on plan assets has been determined by modeling possible returns using the actuary’s portfolio return calculator and the fair value of plan assets. This models the long term expected returns of the various asset classes held in the portfolio and takes into account the additional benefits of holding a diversified portfolio. For measurement purposes of the liability, the annual rates of inflation of covered pension benefits assumed for 2017 and 2016 were 2.1% and 2.2%, respectively.
The components of net periodic pension cost of the UK Plan for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	2017	2016	2015
Interest cost	$8,622	$10,320	$11,603
Expected return on plan assets	(13,508)	(14,227)	(16,181)
Amortization of unrecognized loss	2,942	2,047	2,526
Net periodic pension cost (income)	$(1,944)	$(1,860)	$(2,052)
Actuarial gains and losses are amortized using a corridor approach whereby cumulative gains and losses in excess of the greater of 10% of the pension benefit obligation or the fair value of plan assets are amortized over the average life expectancy of plan participants. The amortization period for 2017 was 26 years.
The reclassification adjustment, net of income taxes, for the UK Plan from accumulated other comprehensive loss into net periodic pension cost for the years ended December 31, 2017, 2016 and 2015 was approximately $2.3 million, $1.7 million and $2.0 million, respectively, which was classified as a component of “Cost of sales” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The estimated unrecognized loss for the UK Plan that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next year is approximately $2.1 million, net of income taxes.
UK Plan Assets
The weighted average asset allocations and weighted average target allocations at December 31, 2017 and 2016 were as follows:

Asset Category	Target Asset Allocation	December 31, 2017	December 31, 2016
Equity securities	15.0%	14.1%	44.9%
Debt securities	65.0%	77.3%	55.0%
Cash	10.0%	8.6%	0.1%
Property	10.0%	—%	—%
Total	100.0%	100.0%	100.0%
Plan assets of our UK Plan are invested through fund managers. Debt securities include United Kingdom government debt and United States, United Kingdom, European and emerging market corporate debt. Equity securities include marketable equity and equity like instruments across developed global equity markets. During 2017, the UK Plan’s trustees revised the investment strategy of this plan, resulting in a change in the target asset allocation compared to the prior year.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - RETIREMENT PLANS - (Continued)

The following tables set forth by level, within the fair value hierarchy discussed in Note 10 - Fair Value Measurements, the fair value of assets of the UK Plan as of December 31, 2017 and 2016 (in thousands):

	Assets at Fair Value as of December 31, 2017
Asset Category	Level 1	Level 2	Level 3	Total
Equity and equity like investments	$—	$41,684	$—	$41,684
Corporate debt securities	—	69,630	103,945	173,575
Government bonds	—	55,207	—	55,207
Cash	25,502	—	—	25,502
Total	$25,502	$166,521	$103,945	$295,968

	Assets at Fair Value as of December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total
Equity and equity like investments	$—	$115,416	$—	$115,416
Corporate debt securities	—	103,912	—	103,912
Government bonds	—	37,473	—	37,473
Cash	435	—	—	435
Total	$435	$256,801	$—	$257,236
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

(i)	held in a variety of listed investments; or

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
The table below sets forth a summary of changes in the fair value of the UK Plan’s Level 3 assets for the year ended December 31, 2017 (in thousands):

Corporate Debt Securities	2017
Start of year balance	$—
Actual return on plan assets, relating to assets still held at reporting date	1,858
Purchases, sales and settlements, net	98,633
Change due to exchange rate changes	3,454
End of year balance	$103,945
Level 3 debt securities are valued based on the credit rating and performance of the underlying debt portfolio, which includes benchmarking of risk and return relative to the investment plan.

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
Cash Flows:
Contributions
Our United Kingdom subsidiary expects to contribute approximately $4.8 million to its UK Plan in 2018.
Estimated Future Benefit Payments
The following estimated benefit payments are expected to be paid in the following years (in thousands):

Pension Benefits
2018	$14,599
2019	$15,031
2020	$15,474
2021	$15,930
2022	$16,401
Succeeding five years	$89,566
The following table shows certain information for the UK Plan where the accumulated benefit obligation is in excess of plan assets as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Projected benefit obligation	$332,618	$306,731
Accumulated benefit obligation	$332,618	$306,731
Fair value of plan assets	$295,968	$257,236
We also sponsor two U.S. defined benefit plans in which participation by new individuals is frozen. The benefit obligation associated with these plans as of December 31, 2017 and 2016 was approximately $7.2 million and $7.0 million, respectively. The estimated fair value of the plan assets as of December 31, 2017 and 2016 was approximately $5.5 million and $5.0 million, respectively. The plan assets are considered Level 1 assets within the fair value hierarchy and are predominantly invested in cash, equities, and equity and bond funds. The pension liability balances as of December 31, 2017 and 2016 are classified as “Other long-term obligations” in the accompanying Consolidated Balance Sheets. The measurement date for these two plans is December 31 of each year. The major assumptions used in the actuarial valuations to determine benefit obligations as of December 31, 2017 and 2016 included discount rates of 3.50% for 2017 and 3.80% and 4.00% for 2016. Also, included was an expected rate of return of 7.00% for both 2017 and 2016. The reclassification adjustment, net of income taxes, from accumulated other comprehensive loss into net periodic pension cost was approximately $0.2 million for each of the years ended December 31, 2017, 2016 and 2015, which was classified as a component of “Selling, general and administrative expenses” in the Consolidated Statements of Operations. The estimated loss for these plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next year is approximately $0.2 million, net of income taxes. The future estimated benefit payments expected to be paid from the plans for the next ten years is approximately $0.4 million per year.
Multiemployer Plans
We participate in approximately 200 multiemployer pension plans (“MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As one of many participating employers in an MEPP, we are potentially liable with the other participating employers for such plan's underfunding either through an increase in our required contributions, or in the case of our withdrawal from the plan, a payment based upon our proportionate share of the plan's unfunded benefits, in each case, as described below. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of an MEPP and legal requirements of the

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - RETIREMENT PLANS - (Continued)

Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact the funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions.
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
We could also be obligated to make payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce our number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closure of a subsidiary assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) would equal our proportionate share of the MEPPs’ unfunded vested benefits. We believe that certain of the MEPPs in which we participate may have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the MEPP’s current financial situation, we are unable to determine (a) the amount and timing of any future withdrawal liability, if any, and (b) whether our participation in these MEPPs could have a material adverse impact on our financial position, results of operations or liquidity. We did not record any withdrawal liability for the years ended December 31, 2017, 2016 and 2015.
The following table lists all domestic MEPPs to which our contributions exceeded $2.0 million in 2017. Additionally, this table also lists all domestic MEPPs to which we contributed in 2017 in excess of $0.5 million for MEPPs in the critical status, “red zone”, and $1.0 million in the endangered status, “orange or yellow zones”, as defined by the PPA (in thousands):

Pension Fund	EIN/Pension Plan Number	PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date of CBA
		2017	2016		2017	2016	2015
National Automatic Sprinkler Industry Pension Fund	52-6054620 001	Red	Red	Implemented	$14,228	$11,075	$6,697	No	May 2018 to March 2021
Sheet Metal Workers National Pension Fund	52-6112463 001	Yellow	Yellow	Implemented	12,895	11,280	10,891	No	May 2018 to July 2020
Plumbers & Pipefitters National Pension Fund	52-6152779 001	Yellow	Yellow	Implemented	12,550	12,034	12,021	No	April 2018 to May 2023
National Electrical Benefit Fund	53-0181657 001	Green	Green	N/A	11,572	10,328	8,513	No	February 2018 to May 2022
Pension, Hospitalization & Benefit Plan of the Electrical Industry- Pension Trust Account	13-6123601 001	Green	Green	N/A	9,489	9,687	7,543	No	April 2019 to June 2020
Plumbers Pipefitters & Mechanical Equipment Service Local Union 392 Pension Plan	31-0655223 001	Red	Red	Implemented	6,084	5,202	5,554	Yes	June 2019
Central Pension Fund of the IUOE & Participating Employers	36-6052390 001	Green	Green	N/A	6,070	6,211	6,465	No	February 2018 to June 2020
Sheet Metal Workers Pension Plan of Northern California	51-6115939 001	Red	Red	Implemented	6,023	5,164	4,851	No	June 2018 to June 2019
Electrical Contractors Association of the City of Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Pension Plan 2	51-6030753 002	Green	Green	N/A	5,537	5,518	5,759	No	June 2018

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - RETIREMENT PLANS - (Continued)

Pension Fund	EIN/Pension Plan Number	PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date of CBA
		2017	2016		2017	2016	2015
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919 001	Green	Green	N/A	4,441	3,390	2,620	Yes	January 2018 to June 2019
Pipefitters Union Local 537 Pension Fund	51-6030859 001	Green	Green	N/A	4,057	3,970	3,939	Yes	Februray 2018 to August 2021
Southern California Pipe Trades Retirement Fund	51-6108443 001	Green	Green	N/A	3,907	4,371	2,743	No	June 2018 to August 2019
Eighth District Electrical Pension Fund	84-6100393 001	Green	Green	N/A	3,786	3,444	3,411	Yes	February 2018 to May 2022
Southern California IBEW-NECA Pension Trust Fund	95-6392774 001	Red	Red	Pending (3)	3,669	3,289	2,894	No	June 2019 to May 2020
Sheet Metal Workers Pension Plan of Southern California, Arizona & Nevada	95-6052257 001	Yellow	Yellow	Implemented	3,268	2,946	2,310	No	June 2018 to June 2020
U.A. Plumbers Local 24 Pension Fund	22-6042823 001	Green	Green	N/A	3,092	3,147	2,431	Yes	April 2020
NECA-IBEW Pension Trust Fund	51-6029903 001	Green	Green	N/A	3,060	3,752	1,498	No	May 2018 to May 2020
Northern California Pipe Trades Pension Plan	94-3190386 001	Green	Green	N/A	2,963	6,495	3,544	Yes	June 2018
San Diego Electrical Pension Plan	95-6101801 001	Green	Green	N/A	2,862	2,216	2,109	Yes	May 2019 to May 2020
Heating, Piping & Refrigeration Pension Fund	52-1058013 001	Green	Green	N/A	2,437	2,402	1,948	No	July 2019
U.A. Local 38 Defined Benefit Pension Plan	94-1285319 001	Green	Yellow	N/A	2,097	1,521	1,526	No	June 2018 to June 2023
Plumbing & Pipe Fitting Local 219 Pension Fund	34-6682376 001	Red	Red	Implemented	1,335	838	1,262	Yes	May 2020
Boilermaker-Blacksmith National Pension Trust	48-6168020 001	Red	Yellow	Pending (3)	1,083	1,710	1,367	No	May 2018 to September 2020
Steamfitters Local Union No. 420 Pension Plan	23-2004424 001	Red	Red	Implemented	687	709	845	No	May 2020
South Florida Electrical Workers Pension Plan and Trust	59-6230530 001	Red	Yellow	Implemented	503	263	116	No	August 2018
Other Multiemployer Pension Plans					50,720	45,622	43,834		Various
Total Contributions					$179,216	$167,297	$147,056

_________________

(1)	The zone status represents the most recent available information for the respective MEPP, which may be 2016 or earlier for the 2017 year and 2015 or earlier for the 2016 year.

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

(3)	For these respective plans, a funding surcharge was in effect during 2017.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - RETIREMENT PLANS - (Continued)

The nature and diversity of our business may result in volatility in the amount of our contributions to a particular MEPP for any given period. That is because, in any given market, we could be working on a significant project and/or projects, which could result in an increase in our direct labor force and a corresponding increase in our contributions to the MEPP(s) dictated by the applicable CBA. When that particular project(s) finishes and is not replaced, the number of participants in the MEPP(s) who are employed by us would also decrease, as would our level of contributions to the particular MEPP(s). Additionally, the amount of contributions to a particular MEPP could also be affected by the terms of the CBA, which could require at a particular time, an increase in the contribution rate and/or surcharges. Our contributions to various MEPPs did not significantly increase as a result of acquisitions made since 2015.
We also participated in two MEPPs that are located within the United Kingdom for which we have contributed less than $0.1 million for the year ended December 31, 2017 and $0.2 million for each of the years ended December 31, 2016 and 2015. The decrease in contributions during 2017 was due to the closure of one of these plans. The information that we have obtained relating to these plans is not as readily available and/or as comparable as the information that has been ascertained in the United States. Based upon the most recently available information, the remaining plan is 100% funded.
Additionally, we contribute to certain multiemployer plans that provide post retirement benefits such as health and welfare benefits and/or defined contribution/annuity plans, among others. Our contributions to these plans approximated $130.9 million, $130.5 million and $108.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our contributions to other post retirement benefit plans did not significantly increase as a result of acquisitions made since 2015. The amount of contributions to these plans is also subject for the most part to the factors discussed above in conjunction with the MEPPs.
Defined Contribution Plans
We have defined contribution retirement and savings plans that cover eligible employees in the United States. Contributions to these plans are based on a percentage of the employee’s base compensation. The expenses recognized for the years ended December 31, 2017, 2016 and 2015 for these plans were $28.1 million, $26.8 million and $26.5 million, respectively. At our discretion and subject to applicable plan documents, we may make additional supplemental matching contributions to one of our defined contribution retirement and savings plans. The expenses recognized related to additional supplemental matching for the years ended December 31, 2017, 2016 and 2015 were $5.5 million, $5.4 million and $4.8 million, respectively.
Our United Kingdom subsidiary has defined contribution retirement plans. The expense recognized for the years ended December 31, 2017, 2016 and 2015 was $3.9 million, $3.6 million and $4.0 million, respectively.
NOTE 15 - COMMITMENTS AND CONTINGENCIES
Commitments
We lease land, buildings and equipment under various leases. The leases frequently include renewal options and escalation clauses and require us to pay for utilities, taxes, insurance and maintenance expenses.
Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related subleases with initial or remaining terms of one or more years at December 31, 2017, were as follows (in thousands):

	Capital Leases	Operating Leases	Sublease Income
2018	$1,478	$73,425	$607
2019	1,778	64,177	309
2020	1,013	51,615	216
2021	422	39,668	125
2022	38	25,760	34
Thereafter	14	48,472	—
Total minimum lease payments	4,743	$303,117	$1,291
Amounts representing interest	(172)
Present value of net minimum lease payments	$4,571

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - COMMITMENTS AND CONTINGENCIES - (Continued)

Rent expense for operating leases and other rental items, including short-term equipment rentals charged to cost of sales, for the years ended December 31, 2017, 2016 and 2015 was $158.8 million, $143.1 million and $122.0 million, respectively. Rent expense for the years ended December 31, 2017, 2016 and 2015 was reported net of sublease rental income of $0.6 million, $0.6 million and $1.2 million, respectively.
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
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts and, accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2017, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $927.3 million. Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
At December 31, 2017, we employed approximately 32,000 people, approximately 57% of whom are represented by various unions pursuant to approximately 400 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.
Restructuring expenses, primarily related to employee severance obligations, were $1.6 million, $1.4 million and $0.8 million for 2017, 2016 and 2015, respectively. As of December 31, 2017, 2016 and 2015, the balance of our restructuring related obligations yet to be paid was $0.5 million, $0.2 million and $0.1 million, respectively. The majority of obligations outstanding as of December 31, 2016 and 2015 were paid during 2017 and 2016, respectively. The obligations outstanding as of December 31, 2017 will be paid throughout 2018. No material expenses in connection with restructuring from continuing operations are expected to be incurred during 2018.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - COMMITMENTS AND CONTINGENCIES - (Continued)

The changes in restructuring activity by reportable segments during the years ended December 31, 2017 and December 31, 2016 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	Total
Balance at December 31, 2015	$—	$—	$81	$81
Charges	—	519	919	1,438
Payments	—	(331)	(987)	(1,318)
Balance at December 31, 2016	—	188	13	201
Charges	452	180	945	1,577
Payments	—	(368)	(918)	(1,286)
Balance at December 31, 2017	$452	$—	$40	$492
A summary of restructuring expenses by reportable segments recognized for the year ended December 31, 2017 was as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	Total
Severance	$391	$180	$945	$1,516
Leased facilities	61	—	—	61
Total charges	$452	$180	$945	$1,577
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
Legal Matters
One of our subsidiaries was a subcontractor to a mechanical contractor (“Mechanical Contractor”) on a construction project where an explosion occurred in 2010. The Mechanical Contractor has asserted claims, in the context of an arbitration proceeding against our subsidiary, alleging that our subsidiary is responsible for a portion of the damages for which the Mechanical Contractor may be liable as a result of: (a) personal injury suffered by individuals as a result of the explosion and (b) the Mechanical Contractor’s legal fees and associated management costs in defending against any and all such claims. The Mechanical Contractor previously asserted claims under the Connecticut and Massachusetts Unfair and Deceptive Practices Acts, but such claims have been withdrawn. The general contractor (as assignee of the Mechanical Contractor) on the construction project, and for whom the Mechanical Contractor worked, has alleged that our subsidiary is responsible for losses asserted by the owner of the project and/or the general contractor because of delays in completion of the project and for damages to the owner’s property. We believe, and have been advised by counsel, that we have a number of meritorious defenses to all such matters. We believe that the ultimate outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. Notwithstanding our assessment of the final impact of this matter, we are not able to estimate with any certainty the amount of loss, if any, which would be associated with an adverse resolution.
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
NOTE 16 - ADDITIONAL CASH FLOW INFORMATION
The following presents information about cash paid for interest, income taxes and other non-cash financing activities for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Cash paid during the year for:
Interest	$11,456	$11,033	$7,668
Income taxes	$130,226	$129,540	$99,754
Non-cash financing activities:
Assets acquired under capital lease obligations	$1,252	$1,914	$3,847
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SEGMENT INFORMATION - (Continued)

The following tables present information about industry segments and geographic areas for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,829,567	$1,704,403	$1,367,142
United States mechanical construction and facilities services	2,963,815	2,643,321	2,293,038
United States building services	1,753,703	1,810,229	1,758,984
United States industrial services	799,169	1,067,315	922,085
Total United States operations	7,346,254	7,225,268	6,341,249
United Kingdom building services	340,745	326,256	377,477
Total worldwide operations	$7,686,999	$7,551,524	$6,718,726

Total revenues:
United States electrical construction and facilities services	$1,836,985	$1,728,920	$1,378,620
United States mechanical construction and facilities services	2,994,700	2,662,100	2,306,958
United States building services	1,812,763	1,864,824	1,813,811
United States industrial services	801,531	1,068,662	923,648
Less intersegment revenues	(99,725)	(99,238)	(81,788)
Total United States operations	7,346,254	7,225,268	6,341,249
United Kingdom building services	340,745	326,256	377,477
Total worldwide operations	$7,686,999	$7,551,524	$6,718,726

Operating income (loss):
United States electrical construction and facilities services	$150,001	$101,761	$82,225
United States mechanical construction and facilities services	212,320	132,667	138,444
United States building services	81,504	76,845	70,776
United States industrial services	19,084	77,845	56,469
Total United States operations	462,909	389,118	347,914
United Kingdom building services	14,849	11,946	11,634
Corporate administration	(87,808)	(88,740)	(71,642)
Restructuring expenses	(1,577)	(1,438)	(824)
Impairment loss on goodwill and identifiable intangible assets	(57,819)	(2,428)	—
Total worldwide operations	330,554	308,458	287,082
Other corporate items:
Interest expense	(12,770)	(12,627)	(8,932)
Interest income	965	663	673
Income from continuing operations before income taxes	$318,749	$296,494	$278,823

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SEGMENT INFORMATION - (Continued)

	2017	2016	2015
Capital expenditures:
United States electrical construction and facilities services	$4,797	$5,294	$6,063
United States mechanical construction and facilities services	6,778	7,672	5,312
United States building services	10,745	11,080	7,266
United States industrial services	9,583	10,065	11,073
Total United States operations	31,903	34,111	29,714
United Kingdom building services	2,166	4,523	5,298
Corporate administration	615	1,014	448
Total worldwide operations	$34,684	$39,648	$35,460

Depreciation and amortization of Property, plant and equipment:
United States electrical construction and facilities services	$6,545	$6,318	$4,676
United States mechanical construction and facilities services	7,819	7,544	7,562
United States building services	11,051	10,241	9,896
United States industrial services	10,274	10,394	9,629
Total United States operations	35,689	34,497	31,763
United Kingdom building services	3,371	3,560	3,603
Corporate administration	855	824	928
Total worldwide operations	$39,915	$38,881	$36,294

Costs and estimated earnings in excess of billings on uncompleted contracts:
United States electrical construction and facilities services	$35,060	$46,193	$39,116
United States mechanical construction and facilities services	52,381	46,703	45,787
United States building services	26,028	28,084	21,392
United States industrial services	1,636	2,572	3,358
Total United States operations	115,105	123,552	109,653
United Kingdom building services	7,516	7,145	8,081
Total worldwide operations	$122,621	$130,697	$117,734

Billings in excess of costs and estimated earnings on uncompleted contracts:
United States electrical construction and facilities services	$178,454	$163,794	$139,857
United States mechanical construction and facilities services	290,216	271,811	237,623
United States building services	48,481	50,546	45,316
United States industrial services	3,098	1,823	1,170
Total United States operations	520,249	487,974	423,966
United Kingdom building services	3,907	1,268	5,269
Total worldwide operations	$524,156	$489,242	$429,235

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SEGMENT INFORMATION - (Continued)

	2017	2016	2015
Long-lived assets:
United States electrical construction and facilities services	$180,990	$183,632	$20,139
United States mechanical construction and facilities services	352,970	287,744	294,969
United States building services	409,718	401,154	380,031
United States industrial services	630,184	709,267	730,413
Total United States operations	1,573,862	1,581,797	1,425,552
United Kingdom building services	11,729	11,446	10,927
Corporate administration	1,494	1,734	1,543
Total worldwide operations	$1,587,085	$1,594,977	$1,438,022

Total assets:
United States electrical construction and facilities services	$617,471	$631,581	$372,525
United States mechanical construction and facilities services	1,097,240	954,633	888,322
United States building services	764,085	753,434	727,697
United States industrial services	772,899	850,434	883,338
Total United States operations	3,251,695	3,190,082	2,871,882
United Kingdom building services	131,806	105,081	133,782
Corporate administration	582,403	557,275	501,042
Total worldwide operations	$3,965,904	$3,852,438	$3,506,706

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

	March 31	June 30	Sept. 30	Dec. 31
2017 Quarterly Results
Revenues	$1,891,732	$1,895,937	$1,886,691	$2,012,639
Gross profit	$266,340	$274,501	$295,070	$311,101
Impairment loss on goodwill and identifiable intangible assets	$—	$—	$—	$57,819
Net income attributable to EMCOR Group, Inc.	$52,640	$56,758	$64,597	$53,201
Basic EPS from continuing operations	$0.89	$0.96	$1.10	$0.91
Basic EPS from discontinued operation	(0.01)	(0.00)	(0.00)	(0.00)
	$0.88	$0.96	$1.10	$0.91
Diluted EPS from continuing operations	$0.88	$0.95	$1.09	$0.90
Diluted EPS from discontinued operation	(0.01)	(0.00)	(0.00)	(0.00)
	$0.87	$0.95	$1.09	$0.90

	March 31	June 30	Sept. 30	Dec. 31
2016 Quarterly Results
Revenues	$1,744,970	$1,933,416	$1,923,174	$1,949,964
Gross profit	$223,108	$274,741	$268,044	$271,969
Impairment loss on identifiable intangible assets	$—	$—	$—	$2,428
Net income attributable to EMCOR Group, Inc.	$34,348	$55,380	$51,531	$40,676
Basic EPS from continuing operations	$0.57	$0.93	$0.85	$0.70
Basic EPS from discontinued operation	(0.00)	(0.02)	(0.01)	(0.03)
	$0.57	$0.91	$0.84	$0.67
Diluted EPS from continuing operations	$0.56	$0.92	$0.85	$0.69
Diluted EPS from discontinued operation	(0.00)	(0.02)	(0.01)	(0.03)
	$0.56	$0.90	$0.84	$0.66

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of EMCOR Group, Inc. and subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2002.

Stamford, Connecticut
February 22, 2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of EMCOR Group, Inc. and subsidiaries:
Opinion on Internal Control over Financial Reporting
We have audited EMCOR Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, EMCOR Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP

Stamford, Connecticut
February 22, 2018

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
As of December 31, 2017, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has determined that EMCOR’s internal control over financial reporting is effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in this Annual Report on Form 10-K, which such report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017.
Changes in Internal Control over Financial Reporting
In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 with respect to directors is incorporated herein by reference to the Section of our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders entitled “Election of Directors”, which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates (the “Proxy Statement”). The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance”. The information required by this Item 10 concerning the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated by reference to the section of the Proxy Statement entitled “Meetings and Committees of the Board of Directors” and “Corporate Governance”. Information regarding our executive officers is contained in Part I of this Form 10-K following Item 4 under the heading “Executive Officers of the Registrant”. We have adopted a Code of Ethics that applies to our Chief Executive Officer and our Senior Financial Officers, which is listed on the Exhibit Index.
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

Financial Statements:

Consolidated Balance Sheets - December 31, 2017 and 2016

Consolidated Statements of Operations - Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements Comprehensive Income - Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows - Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Equity - Years Ended December 31, 2017, 2016 and 2015

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
Date: February 22, 2018

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2018.

/S/ ANTHONY J. GUZZI	President, Chief Executive Officer and Director
Anthony J. Guzzi	(Principal Executive Officer)

/S/ MARK A. POMPA	Executive Vice President and Chief Financial Officer
Mark A. Pompa	(Principal Financial and Accounting Officer)

/S/ STEPHEN W. BERSHAD	Chairman of the Board of Directors
Stephen W. Bershad

/S/ JOHN W. ALTMEYER	Director
John W. Altmeyer

/S/ DAVID A. B. BROWN	Director
David A. B. Brown

/S/ RICHARD F. HAMM, JR.	Director
Richard F. Hamm, Jr.

/S/ DAVID H. LAIDLEY	Director
David H. Laidley

/S/ CAROL P. LOWE	Director
Carol P. Lowe

/S/ M. KEVIN MCEVOY	Director
M. Kevin McEvoy

/S/ WILLIAM P. REID	Director
William P. Reid

/S/ JERRY E. RYAN	Director
Jerry E. Ryan

/s/ STEVEN B. SCHWARZWAELDER	Director
Steven B. Schwarzwaelder

/S/ MICHAEL T. YONKER	Director
Michael T. Yonker

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Costs and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts
Year Ended December 31, 2017	$12,252	7,264	(2,286)	$17,230
Year Ended December 31, 2016	$11,175	6,194	(5,117)	$12,252
Year Ended December 31, 2015	$10,424	2,853	(2,102)	$11,175
_________________

(1)	Deductions primarily represent uncollectible balances of accounts receivable written off, net of recoveries.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

2(a-1)	Purchase Agreement dated as of February 11, 2002 by and among Comfort Systems USA, Inc. and EMCOR-CSI Holding Co.	Exhibit 2.1 to EMCOR Group, Inc.’s (“EMCOR”) Report on Form 8-K dated February 14, 2002
2(a-2)	Purchase and Sale Agreement dated as of August 20, 2007 between FR X Ohmstede Holdings LLC and EMCOR Group, Inc.	Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report August 20, 2007)
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
Exhibit 4(a) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (“September 2016 Form 10-Q”)
4(b)	Fifth Amended and Restated Security Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to the September 2016 Form 10-Q
4(c)	Fifth Amended and Restated Pledge Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to the September 2016 Form 10-Q
4(d)	Fourth Amended and Restated Guaranty Agreement dated as of August 3, 2016 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to the September 2016 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(h-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(i-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(i-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(i-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(i-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(j-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(j-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(j-3)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(k-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-2)	Third Amendment to Severance Agreement dated June 4, 2015 between EMCOR and Sheldon I. Cammaker	Exhibit 10(k-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (“June 2015 Form 10-Q”)
10(l-1)	Severance Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio	Exhibit 10(l-1) to the September 2016 Form 10-Q
10(l-2)	Continuity Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio (“Mauricio Continuity Agreement”)	Exhibit 10(l-2) to the September 2016 Form 10-Q
10(l-3)	Amendment dated April 10, 2017 to Mauricio Continuity Agreement	Exhibit 10(l-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10(m-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(m-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(m-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(m-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (“March 2012 Form 10-Q”)
10(m-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10(m-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(m-7)	Fifth Amendment to LTIP	Exhibit 10(l-7) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”)
10(m-8)	Sixth Amendment to LTIP	Exhibit 10(l-8) to 2015 Form 10-K
10(n)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(o-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007
10(o-2)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K
10(p-1)	Amended and Restated 2010 Incentive Plan	Exhibit 10(q-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10(p-2)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(p-3)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(q)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(r)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(s)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(t)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(u)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“June 2012 Form 10-Q”)
10(v)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2014
10(w)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(x)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(y)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(z)	Restricted Stock Unit Award Agreement dated October 23, 2013 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to 2013 Form 10-K
10(a)(a)	Restricted Stock Unit Award Agreement dated June 11, 2014 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014
10(b)(b)	Restricted Stock Unit Award Agreement dated June 11, 2015 between EMCOR and Stephen W. Bershad	Exhibit 10(f)(f) to the June 2015 Form 10-Q
10(c)(c)	Restricted Stock Unit Award Agreement dated October 29, 2015 between EMCOR and Steven B. Schwarzwaelder	Exhibit 10.1 to Form 8-K (Date of Report October 30, 2015)
10(d)(d)	Restricted Stock Unit Award Agreement dated June 2, 2016 between EMCOR and Stephen W. Bershad	Exhibit 10(c)(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016
10(e)(e)	Executive Compensation Recoupment Policy	Exhibit 10(h)(h) to 2015 Form 10-K
10(f)(f)	Restricted Stock Unit Award Agreement dated June 30, 2017 between EMCOR and Mark A. Pompa	Exhibit 10(f)(f) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
11	Computation of Basic EPS and Diluted EPS for the years ended December 31, 2017 and 2016	Note 5 of the Notes to the Consolidated Financial Statements
14	Code of Ethics of EMCOR for Chief Executive Officer and Senior Financial Officers	Exhibit 14 to 2003 Form 10-K
21	List of Significant Subsidiaries	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

95	Information concerning mine safety violations or other regulatory matters	Filed herewith
101
The following materials from EMCOR Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.
Filed

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Registrant hereby undertakes to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Registrant’s subsidiaries.