Form 10-Q
period 2018-03-31
EMCOR GROUP INC
filed 2018-04-26
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Number of shares of Common Stock outstanding as of the close of business on April 23, 2018: 58,455,325 shares.

EMCOR Group, Inc.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$352,443	$467,430
Accounts receivable, less allowance for doubtful accounts of $18,365 and $17,230, respectively	1,572,919	1,607,922
Contract assets	158,895	122,621
Inventories	43,727	42,724
Prepaid expenses and other	41,793	43,812
Total current assets	2,169,777	2,284,509
Investments, notes and other long-term receivables	3,680	2,309
Property, plant and equipment, net	124,797	127,156
Goodwill	965,046	964,893
Identifiable intangible assets, net	484,368	495,036
Other assets	94,331	92,001
Total assets	$3,841,999	$3,965,904
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$15,480	$15,364
Accounts payable	487,333	567,840
Contract liabilities	556,306	524,156
Accrued payroll and benefits	259,875	322,865
Other accrued expenses and liabilities	193,303	220,727
Total current liabilities	1,512,297	1,650,952
Borrowings under revolving credit facility	25,000	25,000
Long-term debt and capital lease obligations	266,478	269,786
Other long-term obligations	346,558	346,049
Total liabilities	2,150,333	2,291,787
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 59,969,133 and 59,870,980 shares issued, respectively	600	599
Capital surplus	9,386	8,005
Accumulated other comprehensive loss	(93,320)	(94,200)
Retained earnings	1,846,328	1,796,556
Treasury stock, at cost 1,518,448 and 1,072,552 shares, respectively	(72,178)	(37,693)
Total EMCOR Group, Inc. stockholders’ equity	1,690,816	1,673,267
Noncontrolling interests	850	850
Total equity	1,691,666	1,674,117
Total liabilities and equity	$3,841,999	$3,965,904
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended March 31,
	2018	2017
Revenues	$1,900,388	$1,891,732
Cost of sales	1,631,269	1,625,392
Gross profit	269,119	266,340
Selling, general and administrative expenses	190,288	183,001
Restructuring expenses	90	565
Operating income	78,741	82,774
Interest expense	(2,996)	(3,071)
Interest income	544	257
Income from continuing operations before income taxes	76,289	79,960
Income tax provision	20,633	26,846
Income from continuing operations	55,656	53,114
Loss from discontinued operation, net of income taxes	(282)	(504)
Net income including noncontrolling interests	55,374	52,610
Less: Net loss attributable to noncontrolling interests	—	30
Net income attributable to EMCOR Group, Inc.	$55,374	$52,640
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.95	$0.89
From discontinued operation	(0.00)	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.95	$0.88
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.94	$0.88
From discontinued operation	(0.00)	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.94	$0.87

Dividends declared per common share	$0.08	$0.08
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended March 31,
	2018	2017
Net income including noncontrolling interests	$55,374	$52,610
Other comprehensive income, net of tax:
Foreign currency translation adjustments	495	(114)
Post retirement plans, amortization of actuarial loss included in net income (1)	385	609
Other comprehensive income	880	495
Comprehensive income	56,254	53,105
Less: Comprehensive loss attributable to noncontrolling interests	—	30
Comprehensive income attributable to EMCOR Group, Inc.	$56,254	$53,135
_________

(1)	Net of tax of $0.4 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows - operating activities:
Net income including noncontrolling interests	$55,374	$52,610
Depreciation and amortization	9,711	10,190
Amortization of identifiable intangible assets	10,668	12,181
Provision for doubtful accounts	1,135	1,478
Deferred income taxes	2,944	(5,910)
Excess tax benefits from share-based compensation	(716)	(864)
Equity income from unconsolidated entities	(41)	(516)
Other non-cash items	3,647	(508)
Distributions from unconsolidated entities	1,585	90
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(143,394)	(72,656)
Net cash used in operating activities	(59,087)	(3,905)
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(2,689)	(81,393)
Proceeds from sale of property, plant and equipment	242	399
Purchase of property, plant and equipment	(6,588)	(10,575)
Investments in and advances to unconsolidated entities	(2,804)	—
Net cash used in investing activities	(11,839)	(91,569)
Cash flows - financing activities:
Repayments of long-term debt and debt issuance costs	(3,800)	(3,800)
Repayments of capital lease obligations	(372)	(347)
Dividends paid to stockholders	(4,704)	(4,793)
Repurchase of common stock	(34,485)	(54,901)
Taxes paid related to net share settlements of equity awards	(3,267)	(2,637)
Issuance of common stock under employee stock purchase plan	1,337	864
Net cash used in financing activities	(45,291)	(65,614)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,733	490
Decrease in cash, cash equivalents and restricted cash	(114,484)	(160,598)
Cash, cash equivalents and restricted cash at beginning of year (1)	469,388	466,660
Cash, cash equivalents and restricted cash at end of period (2)	$354,904	$306,062
Supplemental cash flow information:
Cash paid for:
Interest	$2,650	$2,841
Income taxes	$2,741	$2,681
Non-cash financing activities:
Assets acquired under capital lease obligations	$541	$466
_________

(1)	Includes $2.0 million of restricted cash classified as “Prepaid expenses and other” in the Condensed Consolidated Balance Sheet as of December 31, 2017 and 2016.

(2)	Includes $2.5 million and $3.3 million of restricted cash classified as “Prepaid expenses and other” in the Condensed Consolidated Balance Sheet as of March 31, 2018 and 2017, respectively.
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2016	$1,537,942	$606	$52,219	$(101,703)	$1,596,269	$(10,302)	$853
Net income including noncontrolling interests	52,610	—	—	—	52,640	—	(30)
Other comprehensive income	495	—	—	495	—	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(2,637)	—	(2,637)	—	—	—	—
Common stock issued under employee stock purchase plan	864	—	864	—	—	—	—
Common stock dividends	(4,793)	—	46	—	(4,839)	—	—
Repurchase of common stock	(53,307)	(8)	(53,299)	—	—	—	—
Share-based compensation expense	2,967	—	2,967	—	—	—	—
Balance, March 31, 2017	$1,534,141	$599	$159	$(101,208)	$1,644,070	$(10,302)	$823
Balance, December 31, 2017	$1,674,117	$599	$8,005	$(94,200)	$1,796,556	$(37,693)	$850
Net income including noncontrolling interests	55,374	—	—	—	55,374	—	—
Other comprehensive income	880	—	—	880	—	—	—
Cumulative-effect adjustment (2)	(854)	—	—	—	(854)	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,267)	—	(3,267)	—	—	—	—
Common stock issued under employee stock purchase plan	1,337	—	1,337	—	—	—	—
Common stock dividends	(4,704)	—	44	—	(4,748)	—	—
Repurchase of common stock	(34,485)	—	—	—	—	(34,485)	—
Share-based compensation expense	3,268	—	3,268	—	—	—	—
Balance, March 31, 2018	$1,691,666	$600	$9,386	$(93,320)	$1,846,328	$(72,178)	$850
 _________

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

(2)	Represents adjustment to retained earnings upon the adoption of Accounting Standards Codification Topic 606.
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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.
NOTE 2 New Accounting Pronouncements
On January 1, 2018, we adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted this pronouncement on a modified retrospective basis, and its impact on our financial position and results of operations, as well as required additional disclosures, are included in Note 3 - Revenue from Contracts with Customers. As a result of the adoption of this standard, certain changes have been made to the Condensed Consolidated Balance Sheets. The accounts previously named “Costs and estimated earnings in excess of billings on uncompleted contracts” and “Billings in excess of costs and estimated earnings on uncompleted contracts” have been renamed “Contract assets” and “Contract liabilities”, respectively. In addition, for periods beginning after December 31, 2017, amounts representing deferred revenues on services contracts, which were previously included in “Other accrued expenses and liabilities” within the Condensed Consolidated Balance Sheets, have been reclassified as “Contract liabilities.”
On January 1, 2018, we adopted the accounting pronouncement issued by the FASB to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires entities to show changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows. This guidance was adopted on a retrospective basis, and such adoption did not have a material impact on our financial position and/or results of operations.
In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. Although we have not yet quantified the impact that the adoption of this pronouncement will have on our financial position and/or results of operations, we have begun a process to identify a complete population of our leases. Such process includes reviewing various contracts to identify whether such arrangements convey the right to control the use of an identified asset. We continue to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes, controls and systems.
NOTE 3 Revenue from Contracts with Customers
The Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) on January 1, 2018. The adoption of ASC 606 represents a change in accounting principle that aligns revenue recognition with the timing of when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five steps in accordance with ASC 606:
(1) Identify the contract with a customer
A contract with a customer exists when: (a) the parties have approved the contract and are committed to perform their respective obligations, (b) the rights of the parties can be identified, (c) payment terms can be identified, (d) the arrangement has commercial substance, and (e) collectibility of consideration is probable. Judgment is required when determining if the contractual

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

criteria are met, specifically in the earlier stages of a project when a formally executed contract may not yet exist. In these situations, the Company evaluates all relevant facts and circumstances, including the existence of other forms of documentation or historical experience with our customers that may indicate a contractual agreement is in place and revenue should be recognized. In determining if the collectibility of consideration is probable, the Company considers the customer’s ability and intention to pay such consideration through an evaluation of several factors, including an assessment of the creditworthiness of the customer and our prior collection history with such customer.
(2) Identify the performance obligations in the contract
At contract inception, the Company assesses the goods or services promised in a contract and identifies, as a separate performance obligation, each distinct promise to transfer goods or services to the customer. The identified performance obligations represent the “unit of account” for purposes of determining revenue recognition. In order to properly identify separate performance obligations, the Company applies judgment in determining whether each good or service provided is: (a) capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and (b) distinct within the context of the contract, whereby the transfer of the good or service to the customer is separately identifiable from other promises in the contract.
In addition, when assessing performance obligations within a contract, the Company considers the warranty provisions included within such contract. To the extent the warranty terms provide the customer with an additional service, other than assurance that the promised good or service complies with agreed upon specifications, such warranty is accounted for as a separate performance obligation. In determining whether a warranty provides an additional service, the Company considers each warranty provision in comparison to warranty terms which are standard in the industry.
Our contracts are often modified through change orders to account for changes in the scope and price of the goods or services we are providing. Although the Company evaluates each change order to determine whether such modification creates a separate performance obligation, the majority of our change orders are for goods or services that are not distinct within the context of our original contract and therefore are not treated as separate performance obligations.
(3) Determine the transaction price
The transaction price represents the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to our customers. The consideration promised within a contract may include fixed amounts, variable amounts, or both. To the extent the performance obligation includes variable consideration, including contract bonuses and penalties that can either increase or decrease the transaction price, the Company estimates the amount of variable consideration to be included in the transaction price utilizing one of two prescribed methods, depending on which method better predicts the amount of consideration to which the entity will be entitled. Such methods include: (a) the expected value method, whereby the amount of variable consideration to be recognized represents the sum of probability weighted amounts in a range of possible consideration amounts, and (b) the most likely amount method, whereby the amount of variable consideration to be recognized represents the single most likely amount in a range of possible consideration amounts. When applying these methods, the Company considers all information that is reasonably available, including historical, current and estimates of future performance. The expected value method is typically utilized in situations where a contract contains a large number of possible outcomes while the most likely amount method is typically utilized in situations where a contract has only two possible outcomes.
Variable consideration is included in the transaction price only to the extent it is probable, in the Company’s judgment, that a significant future reversal in the amount of cumulative revenue recognized under the contract will not occur when the uncertainty associated with the variable consideration is subsequently resolved. This threshold is referred to as the variable consideration constraint. In assessing whether to apply the variable consideration constraint, the Company considers if factors exist that could increase the likelihood or the magnitude of a potential reversal of revenue, including, but not limited to, whether: (a) the amount of consideration is highly susceptible to factors outside of the Company’s influence, such as the actions of third parties, (b) the uncertainty surrounding the amount of consideration is not expected to be resolved for a long period of time, (c) the Company’s experience with similar types of contracts is limited or that experience has limited predictive value, (d) the Company has a practice of either offering a broad range of price concessions or changing the payment terms and conditions of similar contracts in similar circumstances, and (e) the contract has a large number and broad range of possible consideration amounts.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

Pending change orders represent one of the most common forms of variable consideration included within contract value and typically represent contract modifications for which a change in scope has been authorized or acknowledged by our customer, but the final adjustment to contract price is yet to be negotiated. In estimating the transaction price for pending change orders, the Company considers all relevant facts, including documented correspondence with the customer regarding acknowledgment and/or agreement with the modification, as well as historical experience with the customer or similar contractual circumstances. Based upon this assessment, the Company estimates the transaction price, including whether the variable consideration constraint should be applied.
Contract claims are another form of variable consideration which is common within our industry. Claim amounts represent revenue that has been recognized for contract modifications that are not submitted or are in dispute as to both scope and price. In estimating the transaction price for claims, the Company considers all relevant facts available. However, given the uncertainty surrounding claims, including the potential long-term nature of dispute resolution and the broad range of possible consideration amounts, there is an increased likelihood that any additional contract revenue associated with contract claims is constrained. The resolution of claims involves negotiations and, in certain cases, litigation. In the event litigation costs are incurred by us in connection with claims, such litigation costs are expensed as incurred, although we may seek to recover these costs.
For some transactions, the receipt of consideration does not match the timing of the transfer of goods or services to the customer. For such contracts, the Company evaluates whether this timing difference represents a financing arrangement within the contract. Although rare, if a contract is determined to contain a significant financing component, the Company adjusts the promised amount of consideration for the effects of the time value of money when determining the transaction price of such contract. Although our customers may retain a portion of the contract price until completion of the project and final contract settlement, these retainage amounts are not considered a significant financing component as the intent of the withheld amounts is to provide the customer with assurance that we will complete our obligations under the contract rather than to provide financing to the customer. In addition, although we may be entitled to advanced payments from our customers on certain contracts, these advanced payments generally do not represent a significant financing component as the payments are used to meet working capital demands that can be higher in the early stages of a contract, as well as to protect us from our customer failing to meet its obligations under the contract.
Changes in the estimates of transaction prices are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. For the three months ended March 31, 2018 and 2017, there were no significant amounts of revenue recognized during the period related to performance obligations satisfied in prior periods. In addition, there were no significant reversals of revenue recognized associated with the revision to transaction prices.
(4) Allocate the transaction price to performance obligations in the contract
For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on a relative standalone selling price. The Company determines the standalone selling price based on the price at which the performance obligation would have been sold separately in similar circumstances to similar customers. If the standalone selling price is not observable, the Company estimates the standalone selling price taking into account all available information such as market conditions and internal pricing guidelines. In certain circumstances, the standalone selling price is determined using an expected profit margin on anticipated costs related to the performance obligation.
(5) Recognize revenue as performance obligations are satisfied
The Company recognizes revenue at the time the related performance obligation is satisfied by transferring a promised good or service to its customers. A good or service is considered to be transferred when the customer obtains control. The Company can transfer control of a good or service and satisfy its performance obligations either over time or at a point in time. The Company transfers control of a good or service over time and, therefore, satisfies a performance obligation and recognizes revenue over time if one of the following three criteria are met: (a) the customer simultaneously receives and consumes the benefits provided by the Company’s performance as we perform, (b) the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (c) the Company’s performance does not create an asset with an alternative use to us, and we have an enforceable right to payment for performance completed to date.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

For our performance obligations satisfied over time, we recognize revenue by measuring the progress toward complete satisfaction of that performance obligation. The selection of the method to measure progress towards completion can be either an input method or an output method and requires judgment based on the nature of the goods or services to be provided.
For our construction contracts, revenue is generally recognized over time as our performance creates or enhances an asset that the customer controls. Our fixed price construction projects generally use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. For our unit price construction contracts, progress towards complete satisfaction is measured through an output method such as the amount of units produced or delivered, when our performance does not produce significant amounts of work in process or finished goods prior to complete satisfaction of such performance obligations.
For our services contracts, revenue is also generally recognized over time as the customer simultaneously receives and consumes the benefits of our performance as we perform the service. For our fixed price service contracts with specified service periods, revenue is generally recognized on a straight-line basis over such service period when our inputs are expended evenly, and the customer receives and consumes the benefits of our performance throughout the contract term.
The timing of revenue recognition for the manufacturing of new build heat exchangers within our United States industrial services segment depends on the payment terms of the contract, as our performance does not create an asset with an alternative use to us. For those contracts which we have a right to payment for performance completed to date at all times throughout our performance, inclusive of a cancellation, we recognize revenue over time. These performance obligations use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer. However, for those contracts for which we do not have a right, at all times, to payment for performance completed to date, we recognize revenue at the point in time when control is transferred to the customer. For bill-and-hold arrangements, revenue is recognized when the customer obtains control of the heat exchanger, which may be prior to shipping, if the criteria of ASC 606 are met.
For certain of our revenue streams, such as call-out repair and service work, outage services, refinery turnarounds and specialty welding services that are performed under time and materials contracts, our progress towards complete satisfaction of such performance obligations is measured using an output method as the customer receives and consumes the benefits of our performance completed to date.
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the three months ended March 31, 2018 and 2017, there were no changes in total estimated costs that had a significant impact to our operating results. In addition, for the three months ended March 31, 2018 and 2017, there were no significant losses recognized.
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide construction services relating to electrical and mechanical systems, as well as to provide a number of building services and industrial services to our customers. Our contracts are with many different customers in numerous industries. Refer to Note 14 - Segment Information of the notes to the condensed consolidated financial statements for additional information on how we disaggregate our revenues by reportable segment, as well as a more complete description of our business.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

The following tables provide further disaggregation of our revenues by categories we use to evaluate our financial performance within each of our reportable segments (in thousands):

	For the three months ended March 31, 2018	% of Total
United States electrical construction and facilities services:
Commercial market sector	$184,382	40%
Institutional market sector	28,008	6%
Hospitality market sector	5,516	1%
Manufacturing market sector	85,794	19%
Healthcare market sector	38,507	8%
Transportation market sector	71,264	16%
Water and wastewater market sector	4,613	1%
Short duration projects (1)	29,530	7%
Service work	8,168	2%
	455,782
Less intersegment revenues	(1,030)
Total segment revenues	$454,752

United States mechanical construction and facilities services:
Commercial market sector	$231,851	33%
Institutional market sector	65,627	9%
Hospitality market sector	26,527	4%
Manufacturing market sector	99,876	14%
Healthcare market sector	66,114	10%
Transportation market sector	5,206	1%
Water and wastewater market sector	36,751	5%
Short duration projects (1)	83,895	12%
Service work	86,225	12%
	702,072
Less intersegment revenues	(3,225)
Total segment revenues	$698,847
 ________

(1)	Represents those projects which generally are completed within three months or less.

United States building services:
Commercial site-based services	$146,761	32%
Government site-based services	55,409	12%
Mechanical services	227,342	50%
Energy services	25,240	6%
Total segment revenues	$454,752

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

	For the three months ended March 31, 2018	% of Total
United States industrial services:
Field services	$148,090	80%
Shop services	37,057	20%
Total segment revenues	$185,147

Total United States operations	$1,793,498

United Kingdom building services:
Service work	$55,275	52%
Projects & extras	51,615	48%
Total segment revenues	$106,890

Total worldwide operations	$1,900,388
Contract Assets and Contract Liabilities
Accounts receivable are recognized in the period when our right to consideration is unconditional. Accounts receivable are recognized net of an allowance for doubtful accounts. A considerable amount of judgment is required in assessing the likelihood of realization of receivables.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our long-term construction projects when revenue recognized under the cost-to-cost measure of progress exceed the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of our time and materials arrangements, as well as our contracts to perform turnaround services within the United States industrial services segment, are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded, as revenue is recognized in advance of billings. Also included in contract assets are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to both scope and/or price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Condensed Consolidated Balance Sheets.
Contract liabilities from our long-term construction contracts occur when amounts invoiced to our customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advanced payments from our customers on certain contracts. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation and are recorded as either current or long-term, depending upon when we expect to recognize such revenue. The long-term portion of contract liabilities is included in “Other long-term obligations” in the Condensed Consolidated Balance Sheets.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

Net contract liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Contract assets, current	$158,895	$122,621
Contract assets, non-current	—	—
Contract liabilities, current	(556,306)	(524,156)
Contract liabilities, non-current	(4,785)	—
Deferred revenue (1)	—	(47,328)
Net contract liabilities	$(402,196)	$(448,863)
 ________

(1)
Represents deferred revenue on service contracts, which was included in “Accrued expenses and other” and “Other long-term liabilities” in the Condensed Consolidated Balance Sheet as of December 31 2017. For the periods after December 31, 2017, these amounts are included within “Contract liabilities”.

The $46.7 million decrease in net contract liabilities for the three months ended March 31, 2018 was attributable to a decrease in our net contract liability balance on our uncompleted long-term construction contracts, partially offset by an increase in advanced payments received on certain of our service contracts, net of revenues recognized during the period. There was no significant impairment of contract assets recognized during the period.
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations (in thousands, except for percentages):

	March 31, 2018	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,133,811	31%
United States mechanical construction and facilities services	1,822,381	51%
United States building services	424,196	12%
United States industrial services	64,450	2%
Total United States operations	3,444,838	96%
United Kingdom building services	158,905	4%
Total worldwide operations	$3,603,743	100%
Our remaining performance obligations at March 31, 2018 were $3.60 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made.
Remaining performance obligations include unrecognized revenues to be realized from uncompleted construction contracts. Although many of our construction contracts are subject to cancellation at the election of our customers, in accordance with industry practice, we do not limit the amount of unrecognized revenue included within remaining performance obligations due to the inherent substantial economic penalty that would be incurred by our customers upon cancellation. We believe our reported remaining performance obligations for our construction contracts are firm and contract cancellations have not had a material adverse effect on us.
Remaining performance obligations also include unrecognized revenues expected to be realized over the remaining term of service contracts. However, to the extent a service contract includes a cancellation clause which allows for the termination of such

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

contract by either party without a substantive penalty, the remaining contract term, and therefore, the amount of unrecognized revenues included within remaining performance obligations, is limited to the notice period required for the termination.
Our remaining performance obligations are comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business, (d) claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which the variable consideration constraint does not apply, and (e) other forms of variable consideration to the extent that such variable consideration has been included within the transaction price of our contracts. Such claim and other variable consideration amounts were immaterial for all periods presented.
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$932,331	$201,480
United States mechanical construction and facilities services	1,434,719	387,662
United States building services	402,065	22,131
United States industrial services	64,450	—
Total United States operations	2,833,565	611,273
United Kingdom building services	98,103	60,802
Total worldwide operations	$2,931,668	$672,075
Impact of the Adoption of ASC 606 on our Financial Statements
The Company adopted ASC 606 on a modified retrospective basis. As part of such adoption, the new standard was applied only to those contracts which were not completed as of the date of adoption. Additionally, the Company has not retrospectively restated contract positions for contract modifications made prior to the adoption of ASC 606. The cumulative effect of applying the new guidance was recorded on January 1, 2018 as a reduction to retained earnings in the amount of $0.9 million, net of tax. The majority of this adjustment related to: (a) a change in the measurement of our progress towards complete satisfaction of performance obligations for certain of our contracts within the United States electrical construction and facilities services segment, (b) a change in the timing of revenue recognition from point in time to over time for certain repair projects within the United Kingdom building services segment, (c) the recognition of revenue for certain bill-and-hold arrangements within our United States industrial services segment that was not allowed under previous revenue recognition guidance, (d) the recognition of variable consideration for contract bonuses within certain of our construction contracts, and (e) a change in the timing of revenue recognition from a point in time to over time for certain of our contracts within our United States industrial services segment to manufacture or repair heat exchangers. These adjustments were not material to our financial position either individually or in the aggregate.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

The following tables compare the differences between our reported and pro forma results under previous revenue guidance for each financial statement line item within our reported Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations, as of and for the three months ended March 31, 2018 (in thousands):

	As reported	Pro forma
	March 31, 2018 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$352,443	$352,443
Accounts receivable	1,572,919	1,568,739
Contract assets	158,895	159,053
Inventories	43,727	47,872
Prepaid expenses and other	41,793	40,874
Total current assets	2,169,777	2,168,981
Investments, notes and other long-term receivables	3,680	3,680
Property, plant and equipment, net	124,797	124,797
Goodwill	965,046	965,046
Identifiable intangible assets, net	484,368	484,368
Other assets	94,331	94,331
Total assets	$3,841,999	$3,841,203
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$15,480	$15,480
Accounts payable	487,333	487,333
Contract liabilities	556,306	503,418
Accrued payroll and benefits	259,875	259,875
Other accrued expenses and liabilities	193,303	246,425
Total current liabilities	1,512,297	1,512,531
Borrowings under revolving credit facility	25,000	25,000
Long-term debt and capital lease obligations	266,478	266,478
Other long-term obligations	346,558	345,667
Total liabilities	2,150,333	2,149,676
Total equity	1,691,666	1,691,527
Total liabilities and equity	$3,841,999	$3,841,203

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

	As reported	Pro forma
	For the three months ended March 31, 2018 (Unaudited)
Revenues	$1,900,388	$1,899,490
Cost of sales	1,631,269	1,631,732
Gross profit	269,119	267,758
Selling, general and administrative expenses	190,288	190,288
Restructuring expenses	90	90
Operating income	78,741	77,380
Interest expense	(2,996)	(2,996)
Interest income	544	544
Income from continuing operations before income taxes	76,289	74,928
Income tax provision	20,633	20,265
Income from continuing operations	55,656	54,663
Loss from discontinued operation, net of income taxes	(282)	(282)
Net income including noncontrolling interests	55,374	54,381
Less: Net loss attributable to noncontrolling interests	—	—
Net income attributable to EMCOR Group, Inc.	$55,374	$54,381

Basic earnings per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.95	$0.93
Diluted earnings per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.94	$0.93

The adoption of ASC 606 had no impact on the Company’s cash flows from operations.
The differences between our reported operating results and the pro forma operating results presented in the above tables for the three months ended March 31, 2018 primarily related to the previously referenced items identified upon adoption of ASC 606.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 Acquisitions of Businesses
No acquisitions were made during the three months ended March 31, 2018.
On January 4, 2017, March 1, 2017 and November 1, 2017, we acquired three companies for a total consideration of $109.3 million. One company provides fire protection and alarm services primarily in the Southern region of the United States. The second company provides millwright services for manufacturing companies throughout the United States. Both of their results have been included in our United States mechanical construction and facilities services segment. The third company provides mobile mechanical services within the Western region of the United States, and its results have been included in our United States building services segment. In connection with these acquisitions, we acquired working capital of $9.6 million and other net assets of $2.3 million and have preliminarily ascribed $40.8 million to goodwill and $56.6 million to identifiable intangible assets. We expect that all of the acquired goodwill will be deductible for tax purposes.
The purchase price allocation for the business acquired in November of 2017 is still preliminary and subject to change during its respective measurement period. The purchase price allocations for the businesses acquired in January and March of 2017 have been finalized with an insignificant impact. The acquisition of these businesses was accounted for by the acquisition method, and the prices paid for them have been allocated to their respective assets and liabilities, based upon the estimated fair value of their assets and liabilities at the dates of their respective acquisitions by us.
NOTE 5 Disposition of Assets
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
The results of discontinued operations are as follows (in thousands):

	For the three months ended March 31,
	2018	2017
Revenues	$—	$—
Loss from discontinued operation, net of income taxes	$(282)	$(504)
Diluted loss per share from discontinued operation	$(0.00)	$(0.01)
The loss from discontinued operations in 2018 and 2017 was primarily due to legal costs related to the settlement of final contract balances on certain construction projects completed in prior years.
Included in the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 are the following major classes of assets and liabilities associated with the discontinued operation (in thousands):

	March 31, 2018	December 31, 2017
Assets of discontinued operation:
Current assets	$151	$242

Liabilities of discontinued operation:
Current liabilities	$2,672	$2,811
At March 31, 2018, the assets and liabilities of the discontinued operation consisted of accounts receivable, contract retentions and contract warranty obligations that are expected to be collected or fulfilled in the ordinary course of business. Additionally at March 31, 2018, there remained less than $0.1 million of obligations related to employee severance, which are expected to be paid during the remainder of 2018. The settlement of the remaining assets and liabilities may result in additional income and/or expenses. Such income and/or expenses are expected to be immaterial and will be reflected as discontinued operations as incurred.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 Earnings Per Share
Calculation of Basic and Diluted Earnings (Loss) per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the three months ended March 31, 2018 and 2017 (in thousands, except share and per share data):

	For the three months ended March 31,
	2018	2017
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$55,656	$53,144
Loss from discontinued operation, net of income taxes	(282)	(504)
Net income attributable to EMCOR Group, Inc. common stockholders	$55,374	$52,640
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	58,739,115	59,769,136
Effect of dilutive securities—Share-based awards	325,049	342,466
Shares used to compute diluted earnings (loss) per common share	59,064,164	60,111,602
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.95	$0.89
From discontinued operation	(0.00)	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.95	$0.88
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$0.94	$0.88
From discontinued operation	(0.00)	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$0.94	$0.87

The number of outstanding share-based awards that were excluded from the computation of diluted EPS for the three months ended March 31, 2018 and 2017 because they would be anti-dilutive were 20,675 and 500, respectively.
NOTE 7 Inventories
Inventories in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	March 31, 2018	December 31, 2017
Raw materials and construction materials	$25,017	$23,924
Work in process	18,710	18,800
Inventories	$43,727	$42,724

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 Debt
Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	March 31, 2018	December 31, 2017
Revolving credit facility	$25,000	$25,000
Term loan	281,013	284,810
Unamortized debt issuance costs	(3,954)	(4,251)
Capitalized lease obligations	4,883	4,571
Other	16	20
Total debt	306,958	310,150
Less: current maturities	15,480	15,364
Total long-term debt	$291,478	$294,786
Credit Agreement
Until August 3, 2016, we had a credit agreement dated as of November 25, 2013 (as amended, the “2013 Credit Agreement”), which provided for a revolving credit facility of $750.0 million (the “2013 Revolving Credit Facility”) and a term loan of $350.0 million (the “2013 Term Loan”). On August 3, 2016, we amended and restated the 2013 Credit Agreement to provide for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. The proceeds of the 2016 Term Loan were used to repay amounts drawn under the 2013 Term Loan, as well as a portion of the outstanding balance under the 2013 Revolving Credit Facility. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of March 31, 2018 and December 31, 2017. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.15% of the unused amount as of March 31, 2018. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (2.30% at March 31, 2018) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (4.75% at March 31, 2018), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at March 31, 2018 was 3.30%. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. The 2016 Term Loan previously required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ended March 31, 2017, our required quarterly payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of March 31, 2018 and December 31, 2017, the balance of the 2016 Term Loan was $281.0 million and $284.8 million, respectively. As of March 31, 2018 and December 31, 2017, we had approximately $109.9 million and $110.1 million of letters of credit outstanding, respectively. There were $25.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of March 31, 2018 and December 31, 2017.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	Assets at Fair Value as of March 31, 2018
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$352,443	$—	$—	$352,443
Restricted cash (2)	2,461	—	—	2,461
Deferred compensation plan assets (3)	25,966	—	—	25,966
Total	$380,870	$—	$—	$380,870

	Assets at Fair Value as of December 31, 2017
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$467,430	$—	$—	$467,430
Restricted cash (2)	1,958	—	—	1,958
Deferred compensation plan assets (3)	22,054	—	—	22,054
Total	$491,442	$—	$—	$491,442
 ________

(1)
Cash and cash equivalents include money market funds with original maturity dates of three months or less, which are Level 1 assets. At March 31, 2018 and December 31, 2017, we had $178.0 million and $194.2 million, respectively, in money market funds.

(2)	Restricted cash is classified as “Prepaid expenses and other” in the Condensed Consolidated Balance Sheets. Restricted cash primarily represents cash held in account for use on customer contracts.

(3)	Deferred compensation plan assets are classified as “Other assets” in the Condensed Consolidated Balance Sheets.
We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. The carrying value of our debt associated with the 2016 Credit Agreement approximates its fair value due to the variable rate on such debt.
NOTE 10 Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018.
As a result of the reduction of the U.S. corporate tax rate to 21%, U.S. generally accepted accounting principles require companies to re-value their deferred tax assets and liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. Based on currently available information, the Company’s estimated value of its net deferred federal and state tax liability balances have been reduced by approximately $39.3 million, which was recorded as a reduction of income tax expense in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017. Such estimate will be finalized upon the completion of the 2017 federal and state income tax returns as the Company continues to evaluate any further guidance that may be issued related to the Tax Act.
The Tax Act provides for a change from a worldwide to a territorial tax system and requires a one-time transition tax on certain deferred foreign income of specified foreign corporations. Staff Accounting Bulletin 118 provides a measurement period for companies to evaluate the effects of the Tax Act and the Company made a provisional estimate at December 31, 2017 that the impact of such transition tax was expected to be immaterial. The Company has concluded, after completion of its analysis during

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10 Income Taxes - (Continued)

the first quarter of 2018 that it is not subject to such transition tax. Our income tax provision for the three months ended March 31, 2018 also included an estimate of the minimum tax on global intangible low-taxed income for certain earnings of our foreign subsidiaries, as required under the Tax Act. The Company continues to evaluate the effects of the Tax Act related to the repatriation of certain foreign earnings and believes that such effects are immaterial.
For the three months ended March 31, 2018 and 2017, our income tax provision from continuing operations was $20.6 million and $26.8 million, respectively, based on an effective income tax rate, before discrete items and less amounts attributable to noncontrolling interests, of 27.6% and 37.8%, respectively. The actual income tax rate on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended March 31, 2018 and 2017, inclusive of discrete items, was 27.0% and 33.6%, respectively. The decrease in the 2018 income tax provision and the 2018 actual income tax rate on income from continuing operations was primarily due to the enactment of the Tax Act.
As of March 31, 2018 and December 31, 2017, the amount of unrecognized income tax benefits was $0.8 million.
We report interest expense and/or income related to unrecognized income tax benefits in the income tax provision. As of March 31, 2018 and December 31, 2017, we had approximately $0.1 million of accrued interest expense related to unrecognized income tax benefits included as a liability in the Condensed Consolidated Balance Sheets. Total income tax reserves included in “Other long-term liabilities” were $0.9 million as of March 31, 2018 and December 31, 2017. For the three months ended March 31, 2018 and 2017, less than $0.1 million of interest expense and approximately $0.4 million of interest income, respectively, was recognized in the income tax provision.
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
NOTE 11 Common Stock
As of March 31, 2018 and December 31, 2017, there were 58,450,685 and 58,798,428 shares of our common stock outstanding, respectively.
During the three months ended March 31, 2018 and 2017, we issued 98,153 and 117,034 shares of common stock, respectively, primarily upon: (a) the satisfaction of required conditions under certain of our share-based compensation plans and (b) the purchase of common stock pursuant to our employee stock purchase plan.
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014, October 28, 2015 and October 25, 2017, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million, $200.0 million and $100.0 million of our outstanding common stock, respectively. During 2018, we have repurchased approximately 445,896 shares of our common stock for approximately $34.5 million. Since the inception of the repurchase programs through March 31, 2018, we have repurchased approximately 13.3 million shares of our common stock for approximately $609.7 million. As of March 31, 2018, there remained authorization for us to repurchase approximately $140.3 million of our shares. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2016 Credit Agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 Retirement Plans - (Continued)

Components of Net Periodic Pension Cost
The components of net periodic pension cost of the UK Plan for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	For the three months ended March 31,
	2018	2017
Interest cost	$2,099	$2,045
Expected return on plan assets	(3,581)	(3,204)
Amortization of unrecognized loss	682	698
Net periodic pension cost (income)	$(800)	$(461)
Employer Contributions
For the three months ended March 31, 2018, our United Kingdom subsidiary contributed approximately $1.1 million to the UK Plan and anticipates contributing an additional $3.9 million during the remainder of 2018.
NOTE 13 Commitments and Contingencies
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
Legal Matters
One of our subsidiaries was a subcontractor to a mechanical contractor (“Mechanical Contractor”) on a construction project where an explosion occurred in 2010. The Mechanical Contractor has asserted claims, in the context of an arbitration proceeding against our subsidiary, alleging that our subsidiary is responsible for a portion of the damages for which the Mechanical Contractor may be liable as a result of: (a) personal injury suffered by individuals as a result of the explosion and (b) the Mechanical Contractor’s legal fees and associated management costs in defending against any and all such claims. The Mechanical Contractor previously asserted claims under the Connecticut and Massachusetts Unfair and Deceptive Trade Practices Acts, but such claims have been withdrawn. The general contractor (as assignee of the Mechanical Contractor) on the construction project, and for whom the Mechanical Contractor worked, has alleged that our subsidiary is responsible for losses asserted by the owner of the project and/or the general contractor because of delays in completion of the project and for damages to the owner’s property. We believe, and have been advised by counsel, that we have a number of meritorious defenses to all such matters. We believe that the ultimate outcome of such matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity. Notwithstanding our assessment of the final impact of this matter, we are not able to estimate with any certainty the amount of loss, if any, which would be associated with an adverse resolution.
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
Restructuring expenses
Restructuring expenses, relating to employee severance obligations, were less than $0.1 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the balance of these restructuring obligations yet to be paid was $0.3 million, and the majority is expected to be paid during the remainder of 2018. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2018.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Commitments and Contingencies - (Continued)

The changes in restructuring activity by reportable segments during the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	Total
Balance at December 31, 2016	$—	$188	$13	$201
Charges	—	62	503	565
Payments	—	(110)	(420)	(530)
Balance at March 31, 2017	$—	$140	$96	$236
Balance at December 31, 2017	$452	$—	$40	$492
Charges	—	—	90	90
Payments	(147)	—	(120)	(267)
Balance at March 31, 2018	$305	$—	$10	$315
NOTE 14 Segment Information
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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 14 Segment Information - (Continued)

The following tables present information about industry segments and geographic areas for the three months ended March 31, 2018 and 2017 (in thousands):

	For the three months ended March 31,
	2018	2017
Revenues from unrelated entities:
United States electrical construction and facilities services	$454,752	$443,016
United States mechanical construction and facilities services	698,847	671,129
United States building services	454,752	440,030
United States industrial services	185,147	258,539
Total United States operations	1,793,498	1,812,714
United Kingdom building services	106,890	79,018
Total worldwide operations	$1,900,388	$1,891,732

Total revenues:
United States electrical construction and facilities services	$457,169	$444,016
United States mechanical construction and facilities services	705,880	679,391
United States building services	470,099	454,944
United States industrial services	185,720	258,905
Less intersegment revenues	(25,370)	(24,542)
Total United States operations	1,793,498	1,812,714
United Kingdom building services	106,890	79,018
Total worldwide operations	$1,900,388	$1,891,732

	For the three months ended March 31,
	2018	2017
Operating income (loss):
United States electrical construction and facilities services	$35,851	$31,034
United States mechanical construction and facilities services	39,572	40,433
United States building services	17,034	14,209
United States industrial services	3,469	17,044
Total United States operations	95,926	102,720
United Kingdom building services	4,570	1,679
Corporate administration	(21,665)	(21,060)
Restructuring expenses	(90)	(565)
Total worldwide operations	78,741	82,774
Other corporate items:
Interest expense	(2,996)	(3,071)
Interest income	544	257
Income from continuing operations before income taxes	$76,289	$79,960

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 14 Segment Information - (Continued)

	March 31, 2018	December 31, 2017
Total assets:
United States electrical construction and facilities services	$605,483	$617,471
United States mechanical construction and facilities services	1,058,495	1,097,240
United States building services	783,271	764,085
United States industrial services	776,659	772,899
Total United States operations	3,223,908	3,251,695
United Kingdom building services	157,380	131,806
Corporate administration	460,711	582,403
Total worldwide operations	$3,841,999	$3,965,904

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
The following table presents selected financial data for the three months ended March 31, 2018 and 2017 (in thousands, except percentages and per share data):

	For the three months ended March 31,
	2018	2017
Revenues	$1,900,388	$1,891,732
Revenues increase from prior year	0.5%	8.4%
Operating income	$78,741	$82,774
Operating income as a percentage of revenues	4.1%	4.4%
Net income attributable to EMCOR Group, Inc.	$55,374	$52,640
Diluted earnings per common share from continuing operations	$0.94	$0.88
The results for the 2018 first quarter set new company records in terms of quarterly revenues, net income attributable to EMCOR Group, Inc. and diluted earnings per common share from continuing operations. The increase in revenues for the 2018 first quarter was primarily attributable to revenue growth within all of our reportable segments, except for our United States industrial services segment. In addition, companies acquired in 2017, which are reported in our United States mechanical construction and facilities services segment and our United States building services segment, generated incremental revenues of $19.4 million.
The overall decrease in operating income and operating margin (operating income as a percentage of revenues) was mainly attributable to the results of our United States industrial services segment, which continued to be negatively impacted by adverse market conditions. In addition, the results for the 2017 first quarter were favorably impacted by the recovery of certain contract costs previously disputed on a project that was completed in the prior year within our United States mechanical construction and facilities services segment. The decrease in operating income and operating margin was partially offset by improved operating performance within: (a) our United States electrical construction and facilities services segment, partially as a result of favorable execution on large projects within the transportation market sector, (b) our United States building services segment, as result of improved performance within its commercial and government site-based services operations, as well as its energy services operations, and (c) our United Kingdom building services segment, primarily as a result of new contract awards and increased project activity with existing customers. Companies acquired in 2017 contributed incremental operating income of $1.4 million, inclusive of $0.6 million of amortization expense associated with identifiable intangible assets.
The increase in net income attributable to EMCOR Group, Inc. and diluted earnings per common share from continuing operations for the first quarter of 2018 was due to the reduction in the U.S federal corporate tax rate due to the enactment of the Tax Cuts and Jobs Act legislation.
Results of Operations
Revenues
The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended March 31,
	2018	% of Total	2017	% of Total
Revenues:
United States electrical construction and facilities services	$454,752	24%	$443,016	23%
United States mechanical construction and facilities services	698,847	37%	671,129	35%
United States building services	454,752	24%	440,030	23%
United States industrial services	185,147	10%	258,539	14%
Total United States operations	1,793,498	94%	1,812,714	96%
United Kingdom building services	106,890	6%	79,018	4%
Total worldwide operations	$1,900,388	100%	$1,891,732	100%

As described below in more detail, our revenues for the three months ended March 31, 2018 increased slightly compared to revenues for the three months ended March 31, 2017. The increase in revenues for the three months ended March 31, 2018 was primarily attributable to increased revenues from all of our reportable segments, except for our United States industrial services segment. Companies acquired in 2017, which are reported in our United States mechanical construction and facilities services segment and our United States building services segment, generated incremental revenues of $19.4 million for the three months ended March 31, 2018.
Revenues of our United States electrical construction and facilities services segment were $454.8 million for the three months ended March 31, 2018 compared to revenues of $443.0 million for the three months ended March 31, 2017. The increase in revenues for the three months ended March 31, 2018 was primarily attributable to an increase in revenues from healthcare and institutional construction projects, partially offset by a decrease in revenues from transportation construction projects.
Our United States mechanical construction and facilities services segment revenues for the three months ended March 31, 2018 were $698.8 million, a $27.7 million increase compared to revenues of $671.1 million for the three months ended March 31, 2017. The increase in revenues for the three months ended March 31, 2018 was primarily attributable to an increase in revenues from commercial, healthcare and institutional construction projects, partially offset by a decrease in revenues from manufacturing construction projects. The results for the three months ended March 31, 2018 included $10.2 million of incremental revenues generated by a company acquired in 2017.
Revenues of our United States building services segment for the three months ended March 31, 2018 increased by $14.7 million compared to the three months ended March 31, 2017. The increase in revenues for the three months ended March 31,

2018 was due to: (a) greater project and repair service activities within our mobile mechanical services operations, (b) large project activity within our energy services operations, and (c) an increase in snow removal activity within our commercial site-based services operations. These increases were partially offset by a decrease in revenues due to the loss of certain contracts not renewed pursuant to rebid within our commercial site-based services operations. The results for the three months ended March 31, 2018 included $9.2 million of incremental revenues generated by a company acquired in 2017.
Revenues of our United States industrial services segment for the three months ended March 31, 2018 decreased by $73.4 million compared to the three months ended March 31, 2017. The decrease in revenues for the three months ended March 31, 2018 was attributable to continued adverse market conditions, which led to decreased turnaround activities from our field services operations, as well as a prolonged decrease in demand for new build heat exchangers from our shop services operations. In addition, our field services operations continue to be impacted by the effect of Hurricane Harvey in 2017, which has altered the timing of previously scheduled maintenance activities with our customers. Lastly, the decrease in turnaround projects also resulted in reduced repair work within our shop services operations.
Our United Kingdom building services segment revenues were $106.9 million for the three months ended March 31, 2018 compared to revenues of $79.0 million for the three months ended March 31, 2017. This segment’s increase in revenues was the result of new contract awards within the commercial, institutional and water and wastewater market sectors, as well as increased project activity with existing customers. In addition, this segment’s revenues were positively impacted by an increase of $12.5 million related to the effect of favorable exchange rates for the British pound versus the United States dollar.
Remaining Unsatisfied Performance Obligations and Backlog
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) for each of our reportable segments and their respective percentage total of remaining performance obligations (in thousands, except for percentages):

	March 31, 2018	% of
Remaining performance obligations:
United States electrical construction and facilities services	$1,133,811	31%
United States mechanical construction and facilities services	1,822,381	51%
United States building services	424,196	12%
United States industrial services	64,450	2%
Total United States operations	3,444,838	96%
United Kingdom building services	158,905	4%
Total worldwide operations	$3,603,743	100%
Our remaining performance obligations at March 31, 2018 were $3.60 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time as the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made.
Remaining performance obligations include unrecognized revenues to be realized from uncompleted construction contracts. Although many of our construction contracts are subject to cancellation at the election of our customers, in accordance with industry practice, we do not limit the amount of unrecognized revenue included within remaining performance obligations due to the inherent substantial economic penalty that would be incurred by our customers upon cancellation. We believe our reported remaining performance obligations for our construction contracts are firm and contract cancellations have not had a material adverse effect on us.
Remaining performance obligations also include unrecognized revenues expected to be realized over the remaining term of service contracts. However, to the extent a service contract includes a cancellation clause which allows for the termination of such contract by either party without a substantive penalty, the remaining contract term, and therefore, the amount of unrecognized revenues included within remaining performance obligations, is limited to the notice period required for the termination.
Our remaining performance obligations are comprised of: (a) original contract amounts, (b) change orders for which we have received written confirmations from our customers, (c) pending change orders for which we expect to receive confirmations in the ordinary course of business, (d) claim amounts that we have made against customers for which we have determined we have a legal basis under existing contractual arrangements and as to which the variable consideration constraint does not apply, and (e) other forms of variable consideration to the extent that such variable consideration has been included within the transaction price of our contracts. Such claim and other variable consideration amounts were immaterial for all periods presented.
Prior to the adoption of ASC 606 and the related disclosure of remaining performance obligations, the Company had reported backlog on a quarterly basis. Backlog is not a term recognized under United States generally accepted accounting principles; however, it is a common measurement used in our industry. We believe the disclosure of backlog as of March 31, 2018 allows for comparability between amounts reported in current and prior periods.
The following table provides a reconciliation of our remaining unsatisfied performance obligations and our backlog as of March 31, 2018 (in thousands):

March 31, 2018
Reported remaining performance obligations	$3,603,743
Items impacting comparability:
Contract term	545,306
Contract identification	(203,061)
Backlog	$3,945,988
The most significant difference between our reporting of remaining performance obligations and backlog relates to the contract term of our service contracts. Specifically, (a) our reporting of backlog does not consider the impact of cancellation clauses within such contracts and (b) if the remaining term of a services contract exceeds 12 months, the unrecognized revenues attributable to such contract included in backlog are limited to only the next 12 months of revenues provided for in the contract award. The reporting of remaining performance obligations and backlog also differs due to the timing of when a contract is initially identified and included within such balances.
The following table presents our operating segment backlog from unrelated entities and their respective percentages of total backlog (in thousands, except for percentages):

	March 31, 2018	% of Total	December 31, 2017	% of Total	March 31, 2017	% of Total
Backlog:
United States electrical construction and facilities services	$1,161,828	29%	$1,148,329	30%	$1,217,751	31%
United States mechanical construction and facilities services	1,740,909	44%	1,683,718	44%	1,839,340	46%
United States building services	773,937	20%	716,986	19%	719,188	18%
United States industrial services	64,450	2%	61,876	2%	51,870	1%
Total United States operations	3,741,124	95%	3,610,909	95%	3,828,149	96%
United Kingdom building services	204,864	5%	179,148	5%	145,709	4%
Total worldwide operations	$3,945,988	100%	$3,790,057	100%	$3,973,858	100%
Our backlog at March 31, 2018 was $3.95 billion compared to $3.79 billion at December 31, 2017 and $3.97 billion at March 31, 2017. The increase in backlog at March 31, 2018 compared to backlog at December 31, 2017 was attributable to an increase in backlog from all of our reportable segments.
Cost of sales and Gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended March 31,
	2018	2017
Cost of sales	$1,631,269	$1,625,392
Gross profit	$269,119	$266,340
Gross profit, as a percentage of revenues	14.2%	14.1%
Our gross profit increased by $2.8 million for three months ended March 31, 2018 compared to the three months ended March 31, 2017. Our gross profit margin was 14.2% and 14.1% for the three months ended March 31, 2018 and 2017, respectively.

The increase in gross profit and gross profit margin was primarily attributable to improved operating performance within all of our reportable segments, except for our United States industrial services segment.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended March 31,
	2018	2017
Selling, general and administrative expenses	$190,288	$183,001
Selling, general and administrative expenses, as a percentage of revenues	10.0%	9.7%
Our selling, general and administrative expenses for the three months ended March 31, 2018 increased by $7.3 million to $190.3 million compared to $183.0 million for the three months ended March 31, 2017. The increase in selling, general and administrative expenses for the three months ended March 31, 2018 included $2.2 million of incremental expenses directly related to companies acquired in 2017, including amortization expense attributable to identifiable intangible assets of $0.3 million. In addition to the impact of acquisitions, selling, general and administrative expenses increased due to: (a) an increase in salaries, primarily within our United States mechanical construction and facilities segment, partially as a result of an increase in headcount due to higher revenues than in the same prior year period, (b) an increase in incentive compensation expense, due to higher projected annual operating results than in the same prior year period, and (c) an increase in medical insurance costs. Selling, general and administrative expenses as a percentage of revenues were 10.0% and 9.7% for the three months ended March 31, 2018 and 2017, respectively. The increase in SG&A margin for the three months ended March 31, 2018 was partially due to unabsorbed overhead costs within our United States industrial services segment due to the lack of significant turnaround activity.
Restructuring expenses
Restructuring expenses, relating to employee severance obligations, were less than $0.1 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the balance of these restructuring obligations yet to be paid was $0.3 million, and the majority is expected to be paid during the remainder of 2018. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2018.
Operating income
The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended March 31,
	2018	% of Segment Revenues	2017	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$35,851	7.9%	$31,034	7.0%
United States mechanical construction and facilities services	39,572	5.7%	40,433	6.0%
United States building services	17,034	3.7%	14,209	3.2%
United States industrial services	3,469	1.9%	17,044	6.6%
Total United States operations	95,926	5.3%	102,720	5.7%
United Kingdom building services	4,570	4.3%	1,679	2.1%
Corporate administration	(21,665)	—	(21,060)	—
Restructuring expenses	(90)	—	(565)	—
Total worldwide operations	78,741	4.1%	82,774	4.4%
Other corporate items:
Interest expense	(2,996)		(3,071)
Interest income	544		257
Income from continuing operations before income taxes	$76,289		$79,960
As described below in more detail, operating income was $78.7 million for the three months ended March 31, 2018 compared to $82.8 million for the three months ended March 31, 2017. Operating margin was 4.1% for the three months ended March 31, 2018 compared to 4.4% for the three months ended March 31, 2017.

Operating income of our United States electrical construction and facilities services segment for the three months ended March 31, 2018 was $35.9 million compared to operating income of $31.0 million for the three months ended March 31, 2017. The increase in operating income was attributable to an increase in gross profit from: (a) the transportation market sector, as a result of the favorable execution on large projects, (b) commercial construction projects within the Eastern region of the United States, and (c) construction projects within the healthcare market sector. The increase in operating margin was attributable to improved operating performance, partially as a result of increased gross profit margin from construction projects within the transportation market sector.
Our United States mechanical construction and facilities services segment operating income for the three months ended March 31, 2018 was $39.6 million, a $0.9 million decrease compared to operating income of $40.4 million for the three months ended March 31, 2017. The decrease in operating income for the three months March 31, 2018 was attributable to a decrease in gross profit from construction projects within the institutional market sector. In addition, the results for the 2017 first quarter were favorably impacted by the recovery of certain contract costs previously disputed on a project that was completed in 2016, which resulted in a 0.9% favorable impact on this segment’s operating margin. A company acquired in 2017 contributed incremental operating income of $0.9 million, net of $0.3 million of amortization expense associated with identifiable intangible assets, for the three months ended March 31, 2018. The decrease in operating margin for the three months ended March 31, 2018 was attributable to an increase in the ratio of selling, general and administrative expenses to revenues. In addition, for the three months ended March 31, 2017, operating margin was favorably impacted by the recovery of previously disputed contract costs referenced above.
Operating income of our United States building services segment for the three months ended March 31, 2018 increased by $2.8 million compared to operating income for the three months ended March 31, 2017. The increase in operating income for the three months ended March 31, 2018 was primarily attributable to increases in operating income from: (a) our commercial site-based services operations, partially as a result of an increase in snow removal activities from our contracts that are based on a per snow event basis, (b) our energy services operations, due to large project activity, and (c) our government site-based services operations. Additionally, a company acquired in 2017 within our mobile mechanical services operations, contributed incremental operating income of $0.5 million, net of $0.3 million of amortization expense associated with identifiable intangible assets, for the three months ended March 31, 2018. The increase in operating margin was attributable to an increase in gross profit margin.
Our United States industrial services segment operating income for the three months ended March 31, 2018 was $3.5 million compared to operating income of $17.0 million for the three months ended March 31, 2017. The decrease in operating income was attributable to continued adverse market conditions, including the impact of Hurricane Harvey, which led to a decrease in: (a) gross profit from turnaround activities within our field services operations and (b) demand for new build heat exchangers within our shop services operations. In addition, gross profit was negatively impacted by the mix of work in our field services operations, which included a higher percentage of small capital projects that generate lower gross profit margins than our typical turnaround work. Lastly, the decrease in turnaround projects also led to reduced repair work within our shop services operations. The decrease in operating margin was attributable to a decrease in gross profit margin and an increase in the ratio of selling, general and administrative expenses to revenues. The increase in SG&A margin for the three months ended March 31, 2018 was primarily the result of unabsorbed overhead costs due to the lack of significant turnaround projects.
Our United Kingdom building services segment operating income was $4.6 million for the three months ended March 31, 2018 compared to operating income of $1.7 million for the three months ended March 31, 2017. Operating income increased primarily due to an increase in gross profit from new contract awards, as well as an increase in project activity with existing customers. This segment’s results included an increase in operating income of $0.6 million relating to the effect of favorable exchange rates for the British pound versus the United States dollar. The increase in operating margin for the three months ended March 31, 2018 was attributable to an increase in gross profit margin and a decrease in SG&A margin.
Our corporate administration operating loss for the three months ended March 31, 2018 was $21.7 million compared to $21.1 million for the three months ended March 31, 2017. The increase in corporate administration expenses for the three months ended March 31, 2018 was primarily due to an increase in other professional fees.
Interest expense for the three months ended March 31, 2018 and 2017 was $3.0 million and $3.1 million, respectively. Interest income for the three months ended March 31, 2018 and 2017 was $0.5 million and $0.3 million, respectively.
For the three months ended March 31, 2018 and 2017, our income tax provision from continuing operations was $20.6 million and $26.8 million, respectively, based on an effective income tax rate, before discrete items and less amounts attributable to noncontrolling interests, of 27.6% and 37.8%, respectively. The actual income tax rate on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended March 31, 2018 and 2017, inclusive of discrete items, was 27.0% and 33.6%, respectively. The decrease in the 2018 income tax provision and the 2018 actual income tax rate on income from continuing operations was primarily due to the enactment of the Tax Act.

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
Liquidity and Capital Resources
The following table presents our net cash used in operating activities, investing activities and financing activities (in thousands):

	For the three months ended March 31,
	2018	2017
Net cash used in operating activities	$(59,087)	$(3,905)
Net cash used in investing activities	$(11,839)	$(91,569)
Net cash used in financing activities	$(45,291)	$(65,614)
Effect of exchange rate changes on cash and cash equivalents	$1,733	$490
Our consolidated cash balance, including cash equivalents and restricted cash, decreased by approximately $114.5 million from $469.4 million at December 31, 2017 to $354.9 million at March 31, 2018. Net cash used in operating activities for the three months ended March 31, 2018 was $59.1 million compared to net cash used in operating activities of $3.9 million for the three months ended March 31, 2017. The increase in cash used in operating activities was primarily due to an increase in payments of accounts payable and incentive awards. Net cash used in investing activities was $11.8 million for the three months ended March 31, 2018 compared to net cash used in investing activities of $91.6 million for the three months ended March 31, 2017. The decrease in net cash used in investing activities was primarily due to a reduction in payments for acquisitions of businesses. Net cash flows from financing activities for the three months ended March 31, 2018 decreased by approximately $20.3 million compared to the three months ended March 31, 2017. The decrease in net cash used in financing activities was primarily due to a decrease in funds used for the repurchase of common stock. Cash flows from discontinued operations were immaterial and are not expected to significantly affect future liquidity.
The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving credit facility (including interest at 3.30%) (1)	$27.8	$0.8	$1.7	$25.3	$—
Term loan (including interest at 3.30%) (1)	309.9	24.5	47.3	238.1	—
Capital lease obligations	5.1	1.6	3.0	0.5	—
Operating leases	299.1	73.4	116.0	63.8	45.9
Open purchase obligations (2)	1,057.0	921.4	134.4	1.2	—
Other long-term obligations, including current portion (3)	374.4	64.0	300.1	10.3	—
Liabilities related to uncertain income tax positions (4)	0.9	—	—	—	0.9
Total Contractual Obligations	$2,074.2	$1,085.7	$602.5	$339.2	$46.8

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$110.4	$110.4	$—	$—	$—
 _________

(1)
On August 3, 2016, we entered into a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”). The proceeds of the 2016 Term Loan were used to repay amounts drawn under our prior credit agreement. As of March 31, 2018, the amount outstanding under the 2016 Term Loan was $281.0 million. As of March 3, 2018, there were borrowings outstanding of $25.0 million under the 2016 Revolving Credit Facility.

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

Until August 3, 2016, we had a credit agreement dated as of November 25, 2013 (as amended, the “2013 Credit Agreement”), which provided for a revolving credit facility of $750.0 million (the “2013 Revolving Credit Facility”) and a term loan of $350.0 million (the “2013 Term Loan”). On August 3, 2016, we amended and restated the 2013 Credit Agreement to provide for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. The proceeds of the 2016 Term Loan were used to repay amounts drawn under the 2013 Term Loan, as well as a portion of the outstanding balance under the 2013 Revolving Credit Facility. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of March 31, 2018 and December 31, 2017. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.15% of the unused amount as of March 31, 2018. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (2.30% at March 31, 2018) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (4.75% at March 31, 2018), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at March 31, 2018 was 3.30%. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. The 2016 Term Loan previously required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ended March 31, 2017, our required quarterly payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of March 31, 2018 and December 31, 2017, the balance of the 2016 Term Loan was $281.0 million and $284.8 million, respectively. As of March 31, 2018 and December 31, 2017, we had approximately $109.9 million and $110.1 million of letters of credit outstanding, respectively. There were $25.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of March 31, 2018 and December 31, 2017.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts and, accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2018, based on the percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.0 billion. Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014, October 28, 2015 and October 25, 2017, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million, $200.0 million and $100.0 million of our outstanding common stock, respectively. During 2018, we have repurchased approximately 0.4 million shares of our common stock for approximately $34.5 million. Since the inception of the repurchase programs through March 31, 2018, we have repurchased approximately 13.3 million shares of our common stock for approximately $609.7 million. As of March 31, 2018, there remained authorization for us to repurchase approximately $140.3 million of our shares. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2016 Credit Agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
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
Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2016 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to seize opportunities to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. Negative macroeconomic trends may have an adverse effect on liquidity. During economic downturns, there have typically been fewer small discretionary projects from the private sector, and our competitors have aggressively bid larger long-term infrastructure and public sector contracts. Short-term liquidity is also impacted by the type and length of construction contracts in place and large turnaround activities in our United States industrial services segment that are billed in arrears pursuant to contractual terms that are standard within the industry. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to negotiate favorable billing terms which allow us to invoice in advance of costs incurred on certain of our contracts, there can be no assurance that such terms will be agreed to by our customers.
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
Certain Insurance Matters
As of March 31, 2018 and December 31, 2017, we utilized approximately $109.5 million and $109.7 million, respectively, of letters of credit obtained under our 2016 Revolving Credit Facility as collateral for our insurance obligations.
New Accounting Pronouncements
We review new accounting standards to determine the expected financial impact, if any, that the adoption of such standards will have. See Note 2 - New Accounting Pronouncements of the notes to condensed consolidated financial statements included in Item 1. Financial Statements for further information regarding new accounting standards, including the anticipated dates of adoption and the effects on our consolidated financial position, results of operations or liquidity.
Application of Critical Accounting Policies
Our condensed consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of our annual report on Form 10-K for the year ended December 31, 2017. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from contracts with our customers; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.
Revenue Recognition from Contracts with our Customers
We believe our most critical accounting policy is revenue recognition in accordance with ASC 606. ASC 606 aligns revenue recognition with the timing of when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This core principle is achieved through the application of the following five step model: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations in the contract, and (5) recognize revenue as performance obligations are satisfied.
The Company recognizes revenue at the time the related performance obligation is satisfied by transferring a promised good or service to its customers. A good or service is considered to be transferred when the customer obtains control. The Company can transfer control of a good or service and satisfy its performance obligations either over time or at a point in time. The Company transfers control of a good or service over time and, therefore, satisfies a performance obligation and recognizes revenue over time if one of the following three criteria are met: (a) the customer simultaneously receives and consumes the benefits provided by the Company’s performance as we perform, (b) the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (c) the Company’s performance does not create an asset with an alternative use to us, and we have an enforceable right to payment for performance completed to date.
For our performance obligations satisfied over time, we recognize revenue by measuring the progress toward complete satisfaction of that performance obligation. The selection of the method to measure progress towards completion can be either an input method or an output method and requires judgment based on the nature of the goods or services to be provided.
For our construction contracts, revenue is generally recognized over time as our performance creates or enhances an asset that the customer controls as it is created or enhanced. Our fixed price construction projects generally use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. For our unit price construction contracts, progress towards complete satisfaction is measured through an output method such as the amount of units produced or delivered, as this method most faithfully depicts the transfer of control to the customer.

For our services contracts, revenue is also generally recognized over time as the customer simultaneously receives and consumes the benefits of our performance as we perform the service. For our fixed price service contracts with specified service periods, revenue is generally recognized on a straight-line basis over such service period when our inputs are expended evenly, and the customer receives and consumes the benefits of our performance throughout the contract term.
The timing of revenue recognition for the manufacturing of new build heat exchangers within our United States industrial services segment depends on the payment terms of the contract, as our performance does not create an asset with an alternative use to us. For those contracts which we have a right to payment for performance completed to date at all times throughout our performance, inclusive of a cancellation, we recognize revenue over time. These performance obligations use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. However, for those contracts for which we do not have a right, at all times, to payment for performance completed to date, we recognize revenue at the point in time when control is transferred to the customer. For bill-and-hold arrangements, revenue is recognized when the customer obtains control of the heat exchanger, which may be prior to shipping, if the criteria of ASC 606 are met.
For certain of our revenue streams, such as call-out repair and service work, outage services, refinery turnarounds and specialty welding services that are performed under time and materials contracts, our progress towards complete satisfaction of such performance obligations is measured using an output method as the customer receives and consumes the benefits of our performance completed to date.
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the three months ended March 31, 2018 and 2017, there were no changes in total estimated costs that had a significant impact to our operating results. In addition, for the three months ended March 31, 2018 and 2017, there were no significant losses recognized.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our long-term construction projects when revenue recognized under the cost-to-cost measure of progress exceed the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of our time and materials arrangements, as well as our contracts to perform turnaround services within the United States industrial services segment, are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded, as revenue is recognized in advance of billings. Also included in contract assets are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to both scope and/or price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Condensed Consolidated Balance Sheets.
Contract liabilities from our long-term construction contracts occur when amounts invoiced to our customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advanced payments from our customers on certain contracts. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation and are recorded as either current or long-term, depending upon when we expect to recognize such revenue. The long-term portion of contract liabilities is included in “Other long-term obligations” in the Condensed Consolidated Balance Sheets.
See Note 3 - Revenue from Contracts with Customers of the notes to condensed consolidated financial statements included in Item 1. Financial Statements for further disclosure regarding revenue recognition.
Accounts Receivable
Accounts receivable are recognized in the period we deliver goods or provide services to our customers or when our right to consideration is unconditional. We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. At March 31, 2018 and December 31, 2017, our accounts receivable of $1,572.9 million and $1,607.9 million, respectively, included allowances for doubtful accounts of $18.4 million and $17.2 million, respectively. The increase in our allowance for doubtful accounts was due to an increase in our provision for doubtful accounts. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability and property claims increased by $2.7 million for the three months ended March 31, 2018 compared to the year ended December 31, 2017, primarily due to a change in the actuarial assumptions for the most recent policy year. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability and property claims had increased by 10%, it would have resulted in $16.0 million of additional expense for the three months ended March 31, 2018.
Income Taxes
We had net deferred income tax liabilities at March 31, 2018 and December 31, 2017 of $67.3 million and $64.7 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liabilities are $103.9 million and 105.6 million of deferred income tax assets as of March 31, 2018 and December 31, 2017, respectively. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of March 31, 2018 and December 31, 2017, the total valuation allowance on deferred income tax assets, related to state net operating carryforwards, was approximately $3.8 million.
Goodwill and Identifiable Intangible Assets
As of March 31, 2018, we had $965.0 million and $484.4 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), primarily arising out of the acquisition of companies. As of December 31, 2017, goodwill and net identifiable intangible assets were $964.9 million and $495.0 million, respectively. As of March 31, 2018, approximately 33.9% of our goodwill related to our United States industrial services segment, approximately 26.6% related to our United States mechanical construction and facilities services segment, approximately 26.5% related to our United States building services segment and approximately 13.0% relate to our United States electrical construction and facilities services segment.The change to goodwill since December 31, 2017 was related to a purchase price adjustment related to a prior acquisition. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) requires that goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 14, “Segment Information”, of the notes to condensed consolidated financial statements. In assessing whether our goodwill is impaired, we compare the fair value of the reporting unit to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is impaired and an impairment loss in the amount of the excess is recognized and charged to operations. The fair value of each of our reporting units is generally determined using discount estimated future cash flows; however, in certain circumstances, consideration is given to a market approach whereby fair value is measured based on a multiple of earnings.
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
During our annual impairment testing procedures as of October 1, 2017, and as a result of continued adverse market conditions, we tempered our expectations regarding the strength of a near-term recovery within our United States industrial services segment. As a result of our revised projections, the fair value of this segment fell short of its carrying value of $666.7 million and resulted in the recognition of a non-cash impairment charge of $57.5 million for the year ending December 31, 2017. There were no other goodwill impairment charges recognized during 2017.
The weighted average cost of capital used in testing goodwill for impairment as of October 1, 2017 was 10.6%, 10.0% and 11.0% for our domestic construction segments, our United States building services segment and our United States industrial services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for all of our domestic segments. Unfavorable changes in these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average costs of capital would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment to decrease by approximately $51.1 million, $74.9 million, $53.3 million, and $20.0 million, respectively. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment to decrease by approximately $25.1 million, $41.0 million, $28.1 million, and $10.0 million, respectively.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. No impairment of our trade names was recognized during the three months ended March 31, 2018 and 2017.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. No impairment of our other identifiable intangible assets was recognized during the three months ended March 31, 2018 and 2017.
As referenced above, we have certain businesses, particularly within our United States industrial services segment, whose results are highly impacted by the demand for some of our offerings within the industrial and oil and gas markets. Future performance of this segment, along with a continued evaluation of the conditions of its end user markets, will be important to ongoing impairment assessments. Should this segment’s actual results suffer a further decline or expected future results be revised downward, the risk of goodwill impairment or impairment of other identifiable intangible assets would increase.
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
There have been no impairments recognized through the first quarter of 2018; however, it is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such a charge would be material.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the three months ended March 31, 2018, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2016 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2016 Credit Agreement bear interest at variable rates. As of March 31, 2018, there were borrowings of $25.0 million outstanding under the 2016 Revolving Credit Facility and the balance of the 2016 Term Loan was $281.0 million. This instrument bears interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (2.30% at March 31, 2018) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (4.75% at March 31, 2018), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at March 31, 2018 was 3.30%. Based on the $306.0 million borrowings outstanding under the 2016 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $2.3 million in the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $2.3 million in the next twelve months. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. The 2016 Credit Agreement expires on August 3, 2021. There is no guarantee that we will be able to renew the 2016 Credit Agreement at its expiration.
We are also exposed to construction market risk and its potential related impact on accounts receivable or contract assets on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, we believe we take appropriate action to manage market and other risks, but there is no assurance that we will be able to reasonably identify all risks with respect to collectibility of these assets. See also the previous discussions of Revenue Recognition from Contracts with our Customers and Accounts Receivable under the heading, “Application of Critical Accounting Policies” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs
January 1, 2018 to January 31, 2018	None	None	None	$174,751,129
February 1, 2018 to February 28, 2018	445,896	$77.34	445,896	$140,266,081
March 1, 2018 to March 31, 2018	None	None	None	$140,266,081

(1)
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014, October 28, 2015 and October 25, 2017, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million, $200.0 million and $100.0 million of our outstanding common stock, respectively. As of March 31, 2018, there remained authorization for us to repurchase approximately $140.3 million of our shares. No shares have been repurchased by us since the programs have been announced other than pursuant to these publicly announced programs. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases.

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
Date: April 26, 2018

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
Exhibit 4(a) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (“September 2016 Form 10-Q”)
4(b)	Fifth Amended and Restated Security Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to the September 2016 Form 10-Q
4(c)	Fifth Amended and Restated Pledge Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to the September 2016 Form 10-Q
4(d)	Fourth Amended and Restated Guaranty Agreement dated as of August 3, 2016 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to the September 2016 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(h-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(i-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(i-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(i-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(i-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(j-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(j-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(j-3)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(k-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-2)	Third Amendment to Severance Agreement dated June 4, 2015 between EMCOR and Sheldon I. Cammaker	Exhibit 10(k-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (“June 2015 Form 10-Q”)
10(l-1)	Severance Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio	Exhibit 10(l-1) to the September 2016 Form 10-Q
10(l-2)	Continuity Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio (“Mauricio Continuity Agreement”)	Exhibit 10(l-2) to the September 2016 Form 10-Q
10(l-3)	Amendment dated April 10, 2017 to Mauricio Continuity Agreement	Exhibit 10(l-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10(m-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(m-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(m-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(m-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (“March 2012 Form 10-Q”)
10(m-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10(m-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(m-7)	Fifth Amendment to LTIP	Exhibit 10(l-7) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”)
10(m-8)	Sixth Amendment to LTIP	Exhibit 10(l-8) to 2015 Form 10-K
10(n)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(o-1)	2007 Incentive Plan	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 20, 2007
10(o-2)	Form of Option Agreement under 2007 Incentive Plan between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(h)(h-3) to 2007 Form 10-K
10(p-1)	Amended and Restated 2010 Incentive Plan	Exhibit 10(q-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10(p-2)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(p-3)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K
10(q)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(r)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(s)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(t)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(u)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“June 2012 Form 10-Q”)
10(v)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2014
10(w)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(x)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(y)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(z)	Restricted Stock Unit Award Agreement dated October 23, 2013 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to 2013 Form 10-K
10(a)(a)	Restricted Stock Unit Award Agreement dated June 11, 2014 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014
10(b)(b)	Restricted Stock Unit Award Agreement dated June 11, 2015 between EMCOR and Stephen W. Bershad	Exhibit 10(f)(f) to the June 30, 2015 Form 10-Q
10(c)(c)	Restricted Stock Unit Award Agreement dated October 29, 2015 between EMCOR and Steven B. Schwarzwaelder	Exhibit 10.1 to Form 8-K (Date of Report October 30, 2015)
10(d)(d)	Restricted Stock Unit Award Agreement dated June 2, 2016 between EMCOR and Stephen W. Bershad	Exhibit 10(c)(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016
10(e)(e)	Executive Compensation Recoupment Policy	Exhibit 10(h)(h) to 2015 Form 10-K
10(f)(f)	Restricted Stock Unit Award Agreement dated June 30, 2017 between EMCOR and Mark A. Pompa	Exhibit 10(f)(f) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
11	Computation of Basic EPS and Diluted EPS for the three months ended March 31, 2018 and 2017	Note 6 of the Notes to the Condensed Consolidated Financial Statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Filed herewith
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Condensed Consolidated Financial Statements.
Filed