Form 10-Q
period 2018-06-30
EMCOR GROUP INC
filed 2018-07-26
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Number of shares of Common Stock outstanding as of the close of business on July 23, 2018: 58,180,056 shares.

EMCOR Group, Inc.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$306,624	$467,430
Accounts receivable, less allowance for doubtful accounts of $16,099 and $17,230, respectively	1,635,289	1,607,922
Contract assets	156,134	122,621
Inventories	43,665	42,724
Prepaid expenses and other	48,511	43,812
Total current assets	2,190,223	2,284,509
Investments, notes and other long-term receivables	4,180	2,309
Property, plant and equipment, net	124,993	127,156
Goodwill	978,303	964,893
Identifiable intangible assets, net	481,577	495,036
Other assets	90,125	92,001
Total assets	$3,869,401	$3,965,904
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$15,625	$15,364
Accounts payable	505,379	567,840
Contract liabilities	551,614	524,156
Accrued payroll and benefits	282,159	322,865
Other accrued expenses and liabilities	150,153	220,727
Total current liabilities	1,504,930	1,650,952
Borrowings under revolving credit facility	25,000	25,000
Long-term debt and capital lease obligations	262,492	269,786
Other long-term obligations	341,846	346,049
Total liabilities	2,134,268	2,291,787
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 60,041,910 and 59,870,980 shares issued, respectively	600	599
Capital surplus	13,054	8,005
Accumulated other comprehensive loss	(93,600)	(94,200)
Retained earnings	1,912,430	1,796,556
Treasury stock, at cost 1,868,802 and 1,072,552 shares, respectively	(98,201)	(37,693)
Total EMCOR Group, Inc. stockholders’ equity	1,734,283	1,673,267
Noncontrolling interests	850	850
Total equity	1,735,133	1,674,117
Total liabilities and equity	$3,869,401	$3,965,904
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues	$1,953,886	$1,895,937	$3,854,274	$3,787,669
Cost of sales	1,663,042	1,621,436	3,294,311	3,246,828
Gross profit	290,844	274,501	559,963	540,841
Selling, general and administrative expenses	189,907	181,745	380,932	365,132
Restructuring expenses	374	343	464	908
Impairment loss on identifiable intangible assets	907	—	907	—
Operating income	99,656	92,413	177,660	174,801
Net periodic pension (cost) income	717	408	1,454	794
Interest expense	(3,457)	(3,069)	(6,453)	(6,140)
Interest income	634	73	1,178	330
Income from continuing operations before income taxes	97,550	89,825	173,839	169,785
Income tax provision	26,529	33,019	47,162	59,865
Income from continuing operations	71,021	56,806	126,677	109,920
Loss from discontinued operation, net of income taxes	(205)	(18)	(487)	(522)
Net income including noncontrolling interests	70,816	56,788	126,190	109,398
Less: Net income attributable to noncontrolling interests	—	(30)	—	—
Net income attributable to EMCOR Group, Inc.	$70,816	$56,758	$126,190	$109,398
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.22	$0.96	$2.16	$1.85
From discontinued operation	(0.00)	(0.00)	(0.01)	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.22	$0.96	$2.15	$1.84
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.21	$0.95	$2.15	$1.84
From discontinued operation	(0.00)	(0.00)	(0.01)	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.21	$0.95	$2.14	$1.83

Dividends declared per common share	$0.08	$0.08	$0.16	$0.16
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income including noncontrolling interests	$70,816	$56,788	$126,190	$109,398
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(875)	(577)	(380)	(691)
Post retirement plans, amortization of actuarial loss included in net income (1)	595	625	980	1,234
Other comprehensive (loss) income	(280)	48	600	543
Comprehensive income	70,536	56,836	126,790	109,941
Less: Comprehensive income attributable to noncontrolling interests	—	(30)	—	—
Comprehensive income attributable to EMCOR Group, Inc.	$70,536	$56,806	$126,790	$109,941
_________

(1)
Net of tax of $0.1 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and net of tax of $0.5 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows - operating activities:
Net income including noncontrolling interests	$126,190	$109,398
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	19,233	20,354
Amortization of identifiable intangible assets	21,352	24,257
Provision for doubtful accounts	7	2,543
Deferred income taxes	4,855	(6,410)
Excess tax benefits from share-based compensation	(1,065)	(1,554)
Equity income from unconsolidated entities	(290)	(758)
Non-cash expense for impairment of identifiable intangible assets	907	—
Distributions from unconsolidated entities	1,847	1,829
Other reconciling items	6,531	2,208
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(212,217)	(49,204)
Net cash (used in) provided by operating activities	(32,650)	102,663
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(25,207)	(82,724)
Proceeds from sale of property, plant and equipment	605	1,629
Purchase of property, plant and equipment	(15,914)	(17,668)
Investments in and advances to unconsolidated entities	(3,484)	—
Distributions from unconsolidated entities	83	—
Net cash used in investing activities	(43,917)	(98,763)
Cash flows - financing activities:
Repayments of long-term debt and debt issuance costs	(7,634)	(7,601)
Repayments of capital lease obligations	(696)	(716)
Dividends paid to stockholders	(9,381)	(9,531)
Repurchase of common stock	(60,508)	(65,775)
Taxes paid related to net share settlements of equity awards	(3,745)	(2,637)
Issuance of common stock under employee stock purchase plan	2,758	2,191
Payments for contingent consideration arrangements	(3,298)	(1,017)
Net cash used in financing activities	(82,504)	(85,086)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,121)	1,739
Decrease in cash, cash equivalents and restricted cash	(160,192)	(79,447)
Cash, cash equivalents and restricted cash at beginning of year (1)	469,388	466,660
Cash, cash equivalents and restricted cash at end of period (2)	$309,196	$387,213
Supplemental cash flow information:
Cash paid for:
Interest	$5,824	$5,600
Income taxes	$71,593	$67,652
Non-cash financing activities:
Assets acquired under capital lease obligations	$903	$688
_________

(1)	Includes $2.0 million of restricted cash classified as “Prepaid expenses and other” in the Condensed Consolidated Balance Sheet as of December 31, 2017 and 2016.

(2)	Includes $2.6 million and $1.8 million of restricted cash classified as “Prepaid expenses and other” in the Condensed Consolidated Balance Sheet as of June 30, 2018 and 2017, respectively.
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2016	$1,537,942	$606	$52,219	$(101,703)	$1,596,269	$(10,302)	$853
Net income including noncontrolling interests	109,398	—	—	—	109,398	—	—
Other comprehensive income	543	—	—	543	—	—	—
Common stock issued under share-based compensation plans	1	2	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,354)	—	(3,354)	—	—	—	—
Common stock issued under employee stock purchase plan	2,191	—	2,191	—	—	—	—
Common stock dividends	(9,531)	—	84	—	(9,615)	—	—
Repurchase of common stock	(63,430)	(10)	(55,646)	—	(7,774)	—	—
Share-based compensation expense	5,169	—	5,169	—	—	—	—
Balance, June 30, 2017	$1,578,929	$598	$662	$(101,160)	$1,688,278	$(10,302)	$853
Balance, December 31, 2017	$1,674,117	$599	$8,005	$(94,200)	$1,796,556	$(37,693)	$850
Net income including noncontrolling interests	126,190	—	—	—	126,190	—	—
Other comprehensive income	600	—	—	600	—	—	—
Cumulative-effect adjustment (2)	(854)	—	—	—	(854)	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,745)	—	(3,745)	—	—	—	—
Common stock issued under employee stock purchase plan	2,758	—	2,758	—	—	—	—
Common stock dividends	(9,381)	—	81	—	(9,462)	—	—
Repurchase of common stock (3)	(60,508)	—	—	—	—	(60,508)	—
Share-based compensation expense	5,956	—	5,956	—	—	—	—
Balance, June 30, 2018	$1,735,133	$600	$13,054	$(93,600)	$1,912,430	$(98,201)	$850
 _________

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

(2)	Represents adjustment to retained earnings upon the adoption of Accounting Standards Codification Topic 606.

(3)	Beginning June 1, 2017, shares of common stock repurchased are held as treasury stock by the Company.
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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.
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
Our contracts are often modified through change orders to account for changes in the scope and price of the goods or services we are providing. Although the Company evaluates each change order to determine whether such modification creates a separate performance obligation, the majority of our change orders are for goods or services that are not distinct within the context of our original contract, and therefore, are not treated as separate performance obligations.
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
Changes in the estimates of transaction prices are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. For the three and six months ended June 30, 2018, there were no significant amounts of revenue recognized during the period related to performance obligations satisfied in prior periods. For the three and six months ended June 30, 2017, we recognized $11.6 million and $18.1 million of gross profit associated with the recovery of certain contract costs previously disputed on a project completed in 2016. In addition, for the three and six months ended June 30, 2018 and 2017, there were no significant reversals of revenue recognized associated with the revision to transaction prices.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the three and six months ended June 30, 2018 and 2017, there were no changes in total estimated costs that had a significant impact to our operating results. In addition, for the three and six months ended June 30, 2018 and 2017, there were no significant losses recognized.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

The following tables provide further disaggregation of our revenues by categories we use to evaluate our financial performance within each of our reportable segments (in thousands):

	For the three months ended June 30, 2018	% of Total	For the six months ended June 30, 2018	% of Total
United States electrical construction and facilities services:
Commercial market sector	$199,283	41%	$383,665	41%
Institutional market sector	31,060	6%	59,068	6%
Hospitality market sector	7,289	2%	12,805	1%
Manufacturing market sector	94,018	20%	179,812	19%
Healthcare market sector	36,679	8%	75,186	8%
Transportation market sector	72,511	15%	143,775	16%
Water and wastewater market sector	6,140	1%	10,753	1%
Short duration projects (1)	25,195	5%	54,725	6%
Service work	8,836	2%	17,004	2%
	481,011		936,793
Less intersegment revenues	(1,469)		(2,499)
Total segment revenues	$479,542		$934,294

United States mechanical construction and facilities services:
Commercial market sector	$263,660	35%	$495,511	34%
Institutional market sector	78,079	11%	143,706	10%
Hospitality market sector	21,191	3%	47,718	3%
Manufacturing market sector	99,047	13%	198,923	14%
Healthcare market sector	60,006	8%	126,120	9%
Transportation market sector	4,724	1%	9,930	1%
Water and wastewater market sector	42,519	6%	79,270	5%
Short duration projects (1)	76,114	10%	160,009	11%
Service work	98,301	13%	184,526	13%
	743,641		1,445,713
Less intersegment revenues	(2,984)		(6,209)
Total segment revenues	$740,657		$1,439,504
 ________

(1)	Represents those projects which generally are completed within three months or less.

United States building services:
Commercial site-based services	$119,043	26%	$265,804	29%
Government site-based services	55,147	12%	110,556	12%
Mechanical services	260,249	56%	487,591	53%
Energy services	26,594	6%	51,834	6%
Total segment revenues	$461,033		$915,785

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

	For the three months ended June 30, 2018	% of Total	For the six months ended June 30, 2018	% of Total
United States industrial services:
Field services	$125,527	75%	$273,617	78%
Shop services	41,620	25%	78,677	22%
Total segment revenues	$167,147		$352,294

Total United States operations	$1,848,379		$3,641,877

United Kingdom building services:
Service work	$54,998	52%	$110,273	52%
Projects & extras	50,509	48%	102,124	48%
Total segment revenues	$105,507		$212,397

Total worldwide operations	$1,953,886		$3,854,274
Contract Assets and Contract Liabilities
Accounts receivable are recognized in the period when our right to consideration is unconditional. Accounts receivable are recognized net of an allowance for doubtful accounts. A considerable amount of judgment is required in assessing the likelihood of realization of receivables.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our long-term construction projects when revenue recognized under the cost-to-cost measure of progress exceed the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of our time and materials arrangements, as well as our contracts to perform turnaround services within the United States industrial services segment, are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded, as revenue is recognized in advance of billings. Also included in contract assets are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to both scope and/or price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Condensed Consolidated Balance Sheets.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

Net contract liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Contract assets, current	$156,134	$122,621
Contract assets, non-current	—	—
Contract liabilities, current	(551,614)	(524,156)
Contract liabilities, non-current	(3,327)	—
Deferred revenue (1)	—	(47,328)
Net contract liabilities	$(398,807)	$(448,863)
 ________

(1)
Represents deferred revenue on service contracts, which was included in “Accrued expenses and other” and “Other long-term liabilities” in the Condensed Consolidated Balance Sheet as of December 31 2017. For the periods after December 31, 2017, these amounts are included within “Contract liabilities.”

The $50.1 million decrease in net contract liabilities for the six months ended June 30, 2018 was attributable to a decrease in the net contract liability balance on our uncompleted long-term construction contracts as a result of the completion or substantial completion of certain large projects which were previously billed ahead pursuant to contract terms. Contract assets and contract liabilities increased by approximately $0.3 million and $2.1 million, respectively, as a result of acquisitions made in 2018. There was no significant impairment of contract assets recognized during the period.
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations (in thousands, except for percentages):

	June 30, 2018	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,037,796	28%
United States mechanical construction and facilities services	1,970,393	54%
United States building services	451,960	12%
United States industrial services	82,640	2%
Total United States operations	3,542,789	96%
United Kingdom building services	130,342	4%
Total worldwide operations	$3,673,131	100%
Our remaining performance obligations at June 30, 2018 were $3.67 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made.
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
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$910,676	$127,120
United States mechanical construction and facilities services	1,453,161	517,232
United States building services	436,102	15,858
United States industrial services	82,640	—
Total United States operations	2,882,579	660,210
United Kingdom building services	78,659	51,683
Total worldwide operations	$2,961,238	$711,893
Impact of the Adoption of ASC 606 on our Financial Statements
The Company adopted ASC 606 on a modified retrospective basis. As part of such adoption, the new standard was applied only to those contracts which were not completed as of the date of adoption. Additionally, the Company has not retrospectively restated contract positions for contract modifications made prior to the adoption of ASC 606. The cumulative effect of applying the new guidance was recorded on January 1, 2018 as a reduction to retained earnings in the amount of $0.9 million, net of tax. The majority of this adjustment related to: (a) a change in the measurement of our progress towards complete satisfaction of performance obligations for certain of our contracts within the United States electrical construction and facilities services segment, (b) a change in the timing of revenue recognition from a point in time to over time for certain repair projects within the United Kingdom building services segment, (c) the recognition of revenue for certain bill-and-hold arrangements within our United States industrial services segment that was not allowed under previous revenue recognition guidance, (d) the recognition of variable consideration for contract bonuses within certain of our construction contracts, and (e) a change in the timing of revenue recognition from a point in time to over time for certain of our contracts within our United States industrial services segment to manufacture or repair heat exchangers. These adjustments were not material to our financial position either individually or in the aggregate.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

The following tables compare the differences between our reported and pro forma results under previous revenue guidance for each financial statement line item within our reported Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations, as of and for the three and six months ended June 30, 2018 (in thousands):

	As reported	Pro forma
	June 30, 2018 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$306,624	$306,624
Accounts receivable	1,635,289	1,631,976
Contract assets	156,134	158,341
Inventories	43,665	49,060
Prepaid expenses and other	48,511	45,314
Total current assets	2,190,223	2,191,315
Investments, notes and other long-term receivables	4,180	4,180
Property, plant and equipment, net	124,993	124,993
Goodwill	978,303	978,303
Identifiable intangible assets, net	481,577	481,577
Other assets	90,125	90,125
Total assets	$3,869,401	$3,870,493
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$15,625	$15,625
Accounts payable	505,379	505,379
Contract liabilities	551,614	503,811
Accrued payroll and benefits	282,159	282,159
Other accrued expenses and liabilities	150,153	198,789
Total current liabilities	1,504,930	1,505,763
Borrowings under revolving credit facility	25,000	25,000
Long-term debt and capital lease obligations	262,492	262,492
Other long-term obligations	341,846	342,037
Total liabilities	2,134,268	2,135,292
Total equity	1,735,133	1,735,201
Total liabilities and equity	$3,869,401	$3,870,493

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

	As reported	Pro forma	As reported	Pro forma
	For the three months ended June 30, 2018 (Unaudited)		For the six months ended June 30, 2018 (Unaudited)
Revenues	$1,953,886	$1,955,456	$3,854,274	$3,854,946
Cost of sales	1,663,042	1,664,330	3,294,311	3,296,062
Gross profit	290,844	291,126	559,963	558,884
Selling, general and administrative expenses	189,907	189,907	380,932	380,932
Restructuring expenses	374	374	464	464
Impairment loss on identifiable intangible assets	907	907	907	907
Operating income	99,656	99,938	177,660	176,581
Net periodic pension (cost) income	717	717	1,454	1,454
Interest expense	(3,457)	(3,457)	(6,453)	(6,453)
Interest income	634	634	1,178	1,178
Income from continuing operations before income taxes	97,550	97,832	173,839	172,760
Income tax provision	26,529	26,604	47,162	46,869
Income from continuing operations	71,021	71,228	126,677	125,891
Loss from discontinued operation, net of income taxes	(205)	(205)	(487)	(487)
Net income including noncontrolling interests	70,816	71,023	126,190	125,404
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to EMCOR Group, Inc.	$70,816	$71,023	$126,190	$125,404

Basic earnings per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.22	$1.22	$2.16	$2.15
Diluted earnings per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.21	$1.21	$2.15	$2.14

The adoption of ASC 606 had no impact on the Company’s cash flows from operations.
The differences between our reported operating results and the pro forma operating results presented in the above tables for the three and six months ended June 30, 2018 primarily related to the previously referenced items identified upon adoption of ASC 606.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 Acquisitions of Businesses
During the second quarter of 2018, we acquired two companies, each for an immaterial amount. One company provides mobile mechanical services within the Western region of the United States, and the other company provides mobile mechanical services and fire protection services within the Southern region of the United States. Both of their results have been included in our United States building services segment.
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
The purchase price allocation for the businesses acquired in 2018 and the business acquired in November of 2017 are still preliminary and subject to change during their respective measurement periods. The purchase price allocations for the businesses acquired in January and March of 2017 were finalized during the first quarter of 2018 with an insignificant impact. The acquisition of each business was accounted for by the acquisition method, and the prices paid for them have been allocated to their respective assets and liabilities, based upon the estimated fair value of their assets and liabilities at the dates of their respective acquisitions by us.
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
The results of discontinued operations are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenues	$—	$944	$—	$944
Loss from discontinued operation, net of income taxes	$(205)	$(18)	$(487)	$(522)
Diluted loss per share from discontinued operation	$(0.00)	$(0.00)	$(0.01)	$(0.01)
The loss from discontinued operations in 2018 and 2017 was primarily due to legal costs related to the settlement of final contract balances on certain construction projects completed in prior years.
Included in the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 are the following major classes of assets and liabilities associated with the discontinued operation (in thousands):

	June 30, 2018	December 31, 2017
Assets of discontinued operation:
Current assets	$110	$242

Liabilities of discontinued operation:
Current liabilities	$2,038	$2,811
At June 30, 2018, the assets and liabilities of the discontinued operation consisted of accounts receivable, contract retentions and contract warranty obligations that are expected to be collected or fulfilled in the ordinary course of business. Additionally at June 30, 2018, there remained less than $0.1 million of obligations related to employee severance, which are expected to be paid during the remainder of 2018. The settlement of the remaining assets and liabilities may result in additional income and/or expenses. Such income and/or expenses are expected to be immaterial and will be reflected as discontinued operations as incurred.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 Earnings Per Share
Calculation of Basic and Diluted Earnings (Loss) per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the three and six months ended June 30, 2018 and 2017 (in thousands, except share and per share data):

	For the three months ended June 30,
	2018	2017
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$71,021	$56,776
Loss from discontinued operation, net of income taxes	(205)	(18)
Net income attributable to EMCOR Group, Inc. common stockholders	$70,816	$56,758
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	58,332,934	59,290,420
Effect of dilutive securities—Share-based awards	337,661	348,641
Shares used to compute diluted earnings (loss) per common share	58,670,595	59,639,061
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.22	$0.96
From discontinued operation	(0.00)	(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.22	$0.96
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.21	$0.95
From discontinued operation	(0.00)	(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.21	$0.95

	For the six months ended June 30,
	2018	2017
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$126,677	$109,920
Loss from discontinued operation, net of income taxes	(487)	(522)
Net income attributable to EMCOR Group, Inc. common stockholders	$126,190	$109,398
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	58,531,150	59,527,863
Effect of dilutive securities—Share-based awards	331,355	345,553
Shares used to compute diluted earnings (loss) per common share	58,862,505	59,873,416
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.16	$1.85
From discontinued operation	(0.01)	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$2.15	$1.84
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.15	$1.84
From discontinued operation	(0.01)	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$2.14	$1.83

The number of outstanding share-based awards that were excluded from the computation of diluted EPS for the three and six months ended June 30, 2018 because they would be anti-dilutive were 500 and 550, respectively. The number of outstanding share-based awards that were excluded from the computation of diluted EPS for the three and six months ended June 30, 2017 because they would be anti-dilutive were 47,200 and zero, respectively.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7 Inventories
Inventories in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	June 30, 2018	December 31, 2017
Raw materials and construction materials	$27,188	$23,924
Work in process	16,477	18,800
Inventories	$43,665	$42,724

NOTE 8 Debt
Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	June 30, 2018	December 31, 2017
Revolving credit facility	$25,000	$25,000
Term loan	277,215	284,810
Unamortized debt issuance costs	(3,658)	(4,251)
Capitalized lease obligations	4,546	4,571
Other	14	20
Total debt	303,117	310,150
Less: current maturities	15,625	15,364
Total long-term debt	$287,492	$294,786
Credit Agreement
We have a credit agreement dated as of August 3, 2016, which provides for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of June 30, 2018 and December 31, 2017. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.15% of the unused amount as of June 30, 2018. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (2.09% and 2.33% at June 30, 2018 for our 2016 Revolving Credit Facility and our 2016 Term Loan, respectively) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (5.00% at June 30, 2018), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rates in effect at June 30, 2018 were 3.09% and 3.33% for our 2016 Revolving Credit Facility and our 2016 Term Loan, respectively. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. The 2016 Term Loan previously required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ended March 31, 2017, our required quarterly payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of June 30, 2018 and December 31, 2017, the balance of the 2016 Term Loan was $277.2 million and $284.8 million, respectively. As of June 30, 2018 and December 31, 2017, we had approximately $110.3 million and

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 Debt - (Continued)

$110.1 million of letters of credit outstanding, respectively. There were $25.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of June 30, 2018 and December 31, 2017.
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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	Assets at Fair Value as of June 30, 2018
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$306,624	$—	$—	$306,624
Restricted cash (2)	2,572	—	—	2,572
Deferred compensation plan assets (3)	24,159	—	—	24,159
Total	$333,355	$—	$—	$333,355

	Assets at Fair Value as of December 31, 2017
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$467,430	$—	$—	$467,430
Restricted cash (2)	1,958	—	—	1,958
Deferred compensation plan assets (3)	22,054	—	—	22,054
Total	$491,442	$—	$—	$491,442
 ________

(1)
Cash and cash equivalents include money market funds with original maturity dates of three months or less, which are Level 1 assets. At June 30, 2018 and December 31, 2017, we had $167.2 million and $194.2 million, respectively, in money market funds.

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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10 Income Taxes - (Continued)

The Tax Act provides for a change from a worldwide to a territorial tax system and requires a one-time transition tax on certain deferred foreign income of specified foreign corporations. Staff Accounting Bulletin 118 provides a measurement period for companies to evaluate the effects of the Tax Act, and the Company made a provisional estimate at December 31, 2017 that the impact of such transition tax was expected to be immaterial. The Company has concluded, after completion of its analysis during the first quarter of 2018 that it is not subject to such transition tax. Our income tax provision for the three and six months ended June 30, 2018 also included an estimate of the minimum tax on global intangible low-taxed income for certain earnings of our foreign subsidiaries, as required under the Tax Act. The Company continues to evaluate the effects of the Tax Act related to the repatriation of certain foreign earnings and believes that such effects are immaterial.
For the three months ended June 30, 2018 and 2017, our income tax provision from continuing operations was $26.5 million and $33.0 million, respectively, based on an effective income tax rate, before discrete items and less amounts attributable to noncontrolling interests, of 27.8% and 37.5%, respectively. The actual income tax rate on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended June 30, 2018 and 2017, inclusive of discrete items, was 27.2% and 36.8%, respectively. For the six months ended June 30, 2018 and 2017, our income tax provision from continuing operations was $47.2 million and $59.9 million, respectively, based on an effective income tax rate, before discrete items and less amounts attributable to noncontrolling interests, of 27.7% and 37.7%, respectively. The actual income tax rate on income from continuing operations, less amounts attributable to noncontrolling interests, for the six months ended June 30, 2018 and 2017, inclusive of discrete items, was 27.1% and 35.3%, respectively. The decrease in the 2018 income tax provision and the 2018 actual income tax rate on income from continuing operations was primarily due to the enactment of the Tax Act.
As of June 30, 2018 and December 31, 2017, the amount of unrecognized income tax benefits was $0.8 million.
We report interest expense and/or income related to unrecognized income tax benefits in the income tax provision. As of June 30, 2018 and December 31, 2017, we had approximately $0.1 million of accrued interest expense related to unrecognized income tax benefits included as a liability in the Condensed Consolidated Balance Sheets. Total income tax reserves included in “Other long-term liabilities” were $0.9 million as of June 30, 2018 and December 31, 2017. For the three months ended June 30, 2018 and 2017, less than $0.1 million and $0.1 million of interest expense, respectively, was recognized in the income tax provision. For the six months ended June 30, 2018 and 2017, less than $0.1 million of interest expense and $0.3 million of interest income, respectively, was recognized in the income tax provision.
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
NOTE 11 Common Stock
As of June 30, 2018 and December 31, 2017, there were 58,173,108 and 58,798,428 shares of our common stock outstanding, respectively.
During the three months ended June 30, 2018 and 2017, we issued 72,777 and 76,347 shares of common stock, respectively. During the six months ended June 30, 2018 and 2017, we issued 170,930 and 193,381 shares of common stock, respectively. These shares were issued primarily upon: (a) the satisfaction of required conditions under certain of our share-based compensation plans and (b) the purchase of common stock pursuant to our employee stock purchase plan.
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014, October 28, 2015 and October 25, 2017, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million, $200.0 million and $100.0 million of our outstanding common stock, respectively. During 2018, we have repurchased 796,250 shares of our common stock for approximately $60.5 million. Since the inception of the repurchase programs through June 30, 2018, we have repurchased approximately 13.6 million shares of our common stock for approximately $635.8 million. As of June 30, 2018, there remained authorization for us to repurchase approximately $114.2 million of our shares. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2016 Credit Agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 Retirement Plans
Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the UK Plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under such plan. We also sponsor three domestic retirement plans in which participation by new individuals is frozen.
Components of Net Periodic Pension Cost
The components of net periodic pension cost of the UK Plan for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Interest cost	$2,045	$2,124	$4,144	$4,169
Expected return on plan assets	(3,490)	(3,327)	(7,071)	(6,531)
Amortization of unrecognized loss	665	724	1,347	1,422
Net periodic pension cost (income)	$(780)	$(479)	$(1,580)	$(940)
The net periodic pension cost associated with the domestic plans was approximately $0.1 million for each of the three and six months ended June 30, 2018 and 2017.
Employer Contributions
For the six months ended June 30, 2018, our United Kingdom subsidiary contributed approximately $2.2 million to the UK Plan and anticipates contributing an additional $2.5 million during the remainder of 2018. Contributions to the domestic plans were approximately $0.1 million for the six months ended June 30, 2018.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 Commitments and Contingencies - (Continued)

Restructuring expenses
Restructuring expenses, relating to employee severance obligations, were $0.4 million and $0.5 million for the three and six months ended June 30, 2018, respectively, and $0.3 million and $0.9 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, the balance of these restructuring obligations yet to be paid was $0.4 million, and the majority of such amount is expected to be paid during the remainder of 2018. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2018.
The changes in restructuring activity by reportable segments during the six months ended June 30, 2018 and 2017 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	Total
Balance at December 31, 2016	$—	$188	$13	$201
Charges	—	218	690	908
Payments	—	(316)	(621)	(937)
Balance at June 30, 2017	$—	$90	$82	$172
Balance at December 31, 2017	$452	$—	$40	$492
Charges	—	—	464	464
Payments	(239)	—	(305)	(544)
Balance at June 30, 2018	$213	$—	$199	$412
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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 14 Segment Information - (Continued)

The following tables present information about industry segments and geographic areas for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended June 30,
	2018	2017
Revenues from unrelated entities:
United States electrical construction and facilities services	$479,542	$449,222
United States mechanical construction and facilities services	740,657	741,817
United States building services	461,033	438,264
United States industrial services	167,147	187,476
Total United States operations	1,848,379	1,816,779
United Kingdom building services	105,507	79,158
Total worldwide operations	$1,953,886	$1,895,937

Total revenues:
United States electrical construction and facilities services	$481,379	$451,124
United States mechanical construction and facilities services	750,326	750,442
United States building services	476,775	453,849
United States industrial services	167,868	187,610
Less intersegment revenues	(27,969)	(26,246)
Total United States operations	1,848,379	1,816,779
United Kingdom building services	105,507	79,158
Total worldwide operations	$1,953,886	$1,895,937

	For the six months ended June 30,
	2018	2017
Revenues from unrelated entities:
United States electrical construction and facilities services	$934,294	$892,238
United States mechanical construction and facilities services	1,439,504	1,412,946
United States building services	915,785	878,294
United States industrial services	352,294	446,015
Total United States operations	3,641,877	3,629,493
United Kingdom building services	212,397	158,176
Total worldwide operations	$3,854,274	$3,787,669

Total revenues:
United States electrical construction and facilities services	$938,548	$895,140
United States mechanical construction and facilities services	1,456,206	1,429,833
United States building services	946,874	908,793
United States industrial services	353,588	446,515
Less intersegment revenues	(53,339)	(50,788)
Total United States operations	3,641,877	3,629,493
United Kingdom building services	212,397	158,176
Total worldwide operations	$3,854,274	$3,787,669

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 14 Segment Information - (Continued)

	For the three months ended June 30,
	2018	2017
Operating income (loss):
United States electrical construction and facilities services	$35,985	$32,118
United States mechanical construction and facilities services	57,583	53,073
United States building services	22,430	20,237
United States industrial services	1,068	4,373
Total United States operations	117,066	109,801
United Kingdom building services	4,601	3,018
Corporate administration	(20,730)	(20,063)
Restructuring expenses	(374)	(343)
Impairment loss on identifiable intangible assets	(907)	—
Total worldwide operations	99,656	92,413
Other corporate items:
Net periodic pension (cost) income	717	408
Interest expense	(3,457)	(3,069)
Interest income	634	73
Income from continuing operations before income taxes	$97,550	$89,825

	For the six months ended June 30,
	2018	2017
Operating income (loss):
United States electrical construction and facilities services	$71,836	$63,152
United States mechanical construction and facilities services	97,175	93,525
United States building services	39,507	34,502
United States industrial services	4,537	21,417
Total United States operations	213,055	212,596
United Kingdom building services	8,371	4,236
Corporate administration	(42,395)	(41,123)
Restructuring expenses	(464)	(908)
Impairment loss on identifiable intangible assets	(907)	—
Total worldwide operations	177,660	174,801
Other corporate items:
Net periodic pension (cost) income	1,454	794
Interest expense	(6,453)	(6,140)
Interest income	1,178	330
Income from continuing operations before income taxes	$173,839	$169,785

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 14 Segment Information - (Continued)

	June 30, 2018	December 31, 2017
Total assets:
United States electrical construction and facilities services	$622,290	$617,471
United States mechanical construction and facilities services	1,093,404	1,097,240
United States building services	804,025	764,085
United States industrial services	778,030	772,899
Total United States operations	3,297,749	3,251,695
United Kingdom building services	144,959	131,806
Corporate administration	426,693	582,403
Total worldwide operations	$3,869,401	$3,965,904

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Impact of Acquisitions
In order to provide a more meaningful period-over-period discussion of our operating results, we may discuss amounts generated or incurred (revenues, gross profit, selling, general and administrative expenses and operating income) by companies acquired. The amounts discussed reflect the acquired companies’ operating results in the current reported period only for the time period these entities were not owned by EMCOR in the comparable prior reported period.
Overview
The following table presents selected financial data for the three months ended June 30, 2018 and 2017 (in thousands, except percentages and per share data):

	For the three months ended June 30,
	2018	2017
Revenues	$1,953,886	$1,895,937
Revenues increase (decrease) from prior year	3.1%	(1.9)%
Operating income	$99,656	$92,413
Operating income as a percentage of revenues	5.1%	4.9%
Net income attributable to EMCOR Group, Inc.	$70,816	$56,758
Diluted earnings per common share from continuing operations	$1.21	$0.95

The results for the 2018 second quarter represented strong operating performance from the majority of our reporting segments, which culminated in new company records in terms of quarterly revenues, operating income, net income attributable to EMCOR Group, Inc. and diluted earnings per common share from continuing operations.
The increase in revenues for the 2018 second quarter was primarily attributable to revenue growth within all of our reportable segments, except for our United States industrial services segment and our United States mechanical construction and facilities services segment. In addition, companies acquired in 2018 and 2017, which are reported in our United States mechanical construction and facilities services segment and our United States building services segment, generated incremental revenues of $16.5 million.
The overall increase in operating income and operating margin (operating income as a percentage of revenues) was attributable to the results of all of our reportable segments, except for our United States industrial services segment. Companies acquired in 2018 and 2017 contributed incremental operating income of $1.6 million, inclusive of $0.5 million of amortization expense associated with identifiable intangible assets. The results for the 2017 second quarter included the recovery of certain contract costs previously disputed on a project that was completed in 2016 within our United States mechanical construction and facilities services segment, which resulted in $11.6 million of gross profit and favorably impacted consolidated operating margin by 0.6%.
The increase in net income attributable to EMCOR Group, Inc. and diluted earnings per common share from continuing operations for the second quarter of 2018 was due to an increase in operating income and the reduction in the U.S federal corporate tax rate due to the enactment of the Tax Cuts and Jobs Act legislation (the “Tax Act”).
We acquired two companies in 2018, each for an immaterial amount. One company provides mobile mechanical services and fire protection services within the Southern region of the United States, and its results of operations have been included in our United States building services segment. The results of operations for the other company acquired, which have also been included in our United States building services segment, were de minimis.
Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended June 30,
	2018	% of Total	2017	% of Total
Revenues:
United States electrical construction and facilities services	$479,542	25%	$449,222	24%
United States mechanical construction and facilities services	740,657	38%	741,817	39%
United States building services	461,033	24%	438,264	23%
United States industrial services	167,147	9%	187,476	10%
Total United States operations	1,848,379	95%	1,816,779	96%
United Kingdom building services	105,507	5%	79,158	4%
Total worldwide operations	$1,953,886	100%	$1,895,937	100%

	For the six months ended June 30,
	2018	% of Total	2017	% of Total
Revenues:
United States electrical construction and facilities services	$934,294	24%	$892,238	24%
United States mechanical construction and facilities services	1,439,504	37%	1,412,946	37%
United States building services	915,785	24%	878,294	23%
United States industrial services	352,294	9%	446,015	12%
Total United States operations	3,641,877	94%	3,629,493	96%
United Kingdom building services	212,397	6%	158,176	4%
Total worldwide operations	$3,854,274	100%	$3,787,669	100%

As described below in more detail, our revenues for the three months ended June 30, 2018 increased to $1.95 billion compared to $1.90 billion for the three months ended June 30, 2017, and our revenues for the six months ended June 30, 2018 increased to $3.85 billion compared to $3.79 billion for the six months ended June 30, 2017. The increase in revenues for the three months ended June 30, 2018 was primarily attributable to increased revenues from all of our reportable segments, except for our United States industrial services segment and our United States mechanical construction and facilities services segment. The increase in revenues for the six months ended June 30, 2018 was primarily attributable to increased revenues from all of our reportable segments, except for our United States industrial services segment. Companies acquired in 2018 and 2017, which are reported in our United States mechanical construction and facilities services segment and our United States building services segment, generated incremental revenues of $16.5 million and $36.0 million for the three and six months ended June 30, 2018, respectively.
Revenues of our United States electrical construction and facilities services segment were $479.5 million and $934.3 million for the three and six months ended June 30, 2018, respectively, compared to revenues of $449.2 million and $892.2 million for the three and six months ended June 30, 2017, respectively. The increase in revenues for the three and six months ended June 30, 2018 was primarily attributable to an increase in revenues from institutional, commercial and water and wastewater construction projects, partially offset by a decrease in revenues from transportation construction projects. In addition, revenues for the six months ended June 30, 2018 benefited from a significant increase in revenues from healthcare construction projects.
Our United States mechanical construction and facilities services segment revenues for the three months ended June 30, 2018 were $740.7 million, a $1.2 million decrease compared to revenues of $741.8 million for the three months ended June 30, 2017. Revenues of this segment for the six months ended June 30, 2018 were $1,439.5 million, a $26.6 million increase compared to revenues of $1,412.9 million for the six months ended June 30, 2017. The decrease in revenues for the three months ended June 30, 2018 was primarily attributable to a decrease in revenues from large food processing construction projects that were substantially complete at the end of 2017, partially offset by an increase in revenues from commercial construction projects. The increase in revenues for the six months ended June 30, 2018 was primarily attributable to an increase in revenues from commercial, institutional and healthcare construction projects, partially offset by a decrease in revenues from large food processing construction projects. The results for the three and six months ended June 30, 2018 included $10.3 million and $20.5 million, respectively, of incremental revenues generated by a company acquired in 2017. This segment’s results for the three and six months ended June 30, 2017 included $11.6 million and $18.1 million of revenues as a result of the recovery of certain contract costs previously disputed on a project that was completed in 2016.
Revenues of our United States building services segment for the three months ended June 30, 2018 increased by $22.8 million compared to the three months ended June 30, 2017, and revenues for the six months ended June 30, 2018 increased by $37.5 million compared to the six months ended June 30, 2017. The increase in revenues for both periods was due to: (a) greater project and repair service activities within our mobile mechanical services operations, (b) large project activity within our energy services operations, (c) increased activity from government site-based operations, partially as a result of new project awards, and (d) an increase in snow removal activity within our commercial site-based services operations. These increases were partially offset by a decrease in revenues due to the loss of certain contracts not renewed pursuant to rebid within our commercial site-based services operations. The results for the three and six months ended June 30, 2018 included $6.2 million and $15.5 million, respectively, of incremental revenues generated by companies acquired in 2018 and 2017.
Revenues of our United States industrial services segment for the three months ended June 30, 2018 decreased by $20.3 million compared to the three months ended June 30, 2017, and revenues for the six months ended June 30, 2018 decreased by $93.7 million compared to the six months ended June 30, 2017. The decrease in revenues for the three and six months ended June 30, 2018 was attributable to a decrease in revenues from our field services operations, as the results of 2017 included large turnaround project activity that did not repeat in 2018. In addition, revenues for the six months ended June 30, 2018 from our field services operations were impacted by the effects of Hurricane Harvey in 2017, which altered the timing of previously scheduled maintenance activities with our customers in 2018. The decrease in turnaround activities from our field services operations for both periods was partially offset by an increase in revenues from our shop services operations due to an increase in demand for our cleaning and repair services.
Our United Kingdom building services segment revenues were $105.5 million for the three months ended June 30, 2018 compared to revenues of $79.2 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, revenues for this segment were $212.4 million compared to revenues of $158.2 million for the six months ended June 30, 2017. This segment’s increase in revenues for both periods was the result of increased project activity with existing customers, as well as new contract awards within the commercial, institutional and water and wastewater market sectors. In addition, this segment’s revenues for the three and six months ended June 30, 2018 were positively impacted by an increase of $6.4 million and $18.9 million, respectively, related to the effect of favorable exchange rates for the British pound versus the United States dollar.

Cost of sales and Gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Cost of sales	$1,663,042	$1,621,436	$3,294,311	$3,246,828
Gross profit	$290,844	$274,501	$559,963	$540,841
Gross profit, as a percentage of revenues	14.9%	14.5%	14.5%	14.3%
Our gross profit increased by $16.3 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Gross profit increased by $19.1 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Our gross profit margin was 14.9% and 14.5% for the three months ended June 30, 2018 and 2017, respectively. Gross profit margin was 14.5% and 14.3% for the six months ended June 30, 2018 and 2017, respectively. The increase in gross profit for both periods was primarily attributable to improved operating performance within all of our reportable segments, except for our United States industrial services segment. The increase in gross profit margin for the three months ended June 30, 2018 was primarily attributable to improved operating performance within all of our reportable segments, except for our United States industrial services segment and our United States electrical construction and facilities services segment. The increase in gross profit margin for the six months ended June 30, 2018 was primarily attributable to improved operating performance within all of our reportable segments, except for our United States industrial services segment. In addition, the increase in gross profit margin for both periods was partially due to the favorable resolution of uncertainties on certain construction projects at or nearing completion. Gross profit and gross profit margin within our United States mechanical construction and facilities services segment for the 2017 periods were favorably impacted by the recovery of certain contract costs previously disputed on a project that was completed in 2016, resulting in $11.6 million and $18.1 million of gross profit and a 0.5% and a 0.4% favorable impact on the Company’s gross profit margin for the three and six months ended June 30, 2017, respectively.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Selling, general and administrative expenses	$189,907	$181,745	$380,932	$365,132
Selling, general and administrative expenses, as a percentage of revenues	9.7%	9.6%	9.9%	9.6%

Our selling, general and administrative expenses for the three months ended June 30, 2018 increased by $8.2 million to $189.9 million compared to $181.7 million for the three months ended June 30, 2017. Selling, general and administrative expenses for the six months ended June 30, 2018 increased by $15.8 million to $380.9 million compared to $365.1 million for the six months ended June 30, 2017. The increase in selling, general and administrative expenses for the three and six months ended June 30, 2018 included $2.7 million and $4.8 million, respectively, of incremental expenses directly related to companies acquired in 2018 and 2017, including amortization expense attributable to identifiable intangible assets of $0.3 million and $0.5 million, respectively. In addition to the impact of acquisitions, selling, general and administrative expenses increased due to: (a) an increase in incentive compensation expense, due to higher projected annual operating results than in the same prior year periods, (b) an increase in salaries, partially as a result of an increase in headcount due to higher revenues than in the same prior year periods, and (c) increases in other selling, general and administrative expenses, such as legal, information technology and medical costs. Selling, general and administrative expenses as a percentage of revenues were 9.7% and 9.9% for the three and six months ended June 30, 2018, respectively, compared to 9.6% for both the three and six months ended June 30, 2017. The increase in SG&A margin for the three and six months ended June 30, 2018 was partially due to unabsorbed overhead costs within our United States industrial services segment due to the lack of significant turnaround activity.

Restructuring expenses
Restructuring expenses, relating to employee severance obligations, were $0.4 million and $0.5 million for the three and six months ended June 30, 2018, respectively, and $0.3 million and $0.9 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, the balance of these restructuring obligations yet to be paid was $0.4 million, and the majority of such amount is expected to be paid during the remainder of 2018. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2018.
Operating income
The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended June 30,
	2018	% of Segment Revenues	2017	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$35,985	7.5%	$32,118	7.1%
United States mechanical construction and facilities services	57,583	7.8%	53,073	7.2%
United States building services	22,430	4.9%	20,237	4.6%
United States industrial services	1,068	0.6%	4,373	2.3%
Total United States operations	117,066	6.3%	109,801	6.0%
United Kingdom building services	4,601	4.4%	3,018	3.8%
Corporate administration	(20,730)	—	(20,063)	—
Restructuring expenses	(374)	—	(343)	—
Impairment on identifiable intangible assets	(907)	—	—	—
Total worldwide operations	99,656	5.1%	92,413	4.9%
Other corporate items:
Net periodic pension (cost) income	717		408
Interest expense	(3,457)		(3,069)
Interest income	634		73
Income from continuing operations before income taxes	$97,550		$89,825

	For the six months ended June 30,
	2018	% of Segment Revenues	2017	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$71,836	7.7%	$63,152	7.1%
United States mechanical construction and facilities services	97,175	6.8%	93,525	6.6%
United States building services	39,507	4.3%	34,502	3.9%
United States industrial services	4,537	1.3%	21,417	4.8%
Total United States operations	213,055	5.9%	212,596	5.9%
United Kingdom building services	8,371	3.9%	4,236	2.7%
Corporate administration	(42,395)	—	(41,123)	—
Restructuring expenses	(464)	—	(908)	—
Impairment on identifiable intangible assets	(907)	—	—	—
Total worldwide operations	177,660	4.6%	174,801	4.6%
Other corporate items:
Net periodic pension (cost) income	1,454		794
Interest expense	(6,453)		(6,140)
Interest income	1,178		330
Income from continuing operations before income taxes	$173,839		$169,785

As described below in more detail, operating income was $99.7 million and $177.7 million for the three and six months ended June 30, 2018, respectively, compared to $92.4 million and $174.8 million for the three and six months ended June 30, 2017, respectively. Operating margin was 5.1% and 4.6% for the three and six months ended June 30, 2018, respectively, compared to 4.9% and 4.6% for the three and six months ended June 30, 2017, respectively. Operating income and operating margin for the 2017 periods benefited from the recovery of certain contract costs previously disputed on a project completed in 2016 within our United States mechanical construction and facilities services segment, which resulted in a 0.6% and a 0.4% favorable impact on the Company’s operating margin for the three and six months ended June 30, 2017, respectively.
Operating income of our United States electrical construction and facilities services segment for the three and six months ended June 30, 2018 was $36.0 million and $71.8 million, respectively, compared to operating income of $32.1million and $63.2 million for the three and six months ended June 30, 2017, respectively. The increase in operating income for both periods was attributable to an increase in gross profit from manufacturing, hospitality and commercial construction projects. In addition, operating income for the six months ended June 30, 2018 benefited from a significant increase in gross profit from transportation construction projects. The increase in operating margin for the three months ended June 30, 2018 was attributable to a decrease in the ratio of selling, general and administrative expenses to revenues. The increase in operating margin for the six months ended June 30, 2018 was attributable to improved operating performance, partially as a result of increased gross profit margin from construction projects within the transportation market sector.
Our United States mechanical construction and facilities services segment operating income for the three months ended June 30, 2018 was $57.6 million, a $4.5 million increase compared to operating income of $53.1 million for the three months ended June 30, 2017. Operating income for the six months ended June 30, 2018 was $97.2 million, a $3.7 million increase compared to operating income of $93.5 million for the six months ended June 30, 2017. The increase in operating income for both periods was attributable to an increase in gross profit from commercial, hospitality and manufacturing construction projects, partially offset by a decrease in gross profit from institutional construction projects. A company acquired in 2017 contributed incremental operating income of $1.1 million and $2.0 million, inclusive of $0.2 million and $0.5 million of amortization expense associated with identifiable intangible assets, for the three and six months ended June 30, 2018, respectively. This segment’s operating income for the 2017 periods benefited from the recovery of certain contract costs previously disputed on a project completed in 2016, which resulted in $11.6 million and $18.1 million of gross profit for the three and six months ended June 30, 2017, respectively. The increase in operating margin for both periods was attributable to an increase in gross profit margin. In addition, the increase in gross profit margin for both periods was partially due to the favorable resolution of uncertainties on certain construction projects at or nearing completion. The recovery of the disputed contract costs in 2017 discussed above favorably impacted this segment’s operating margin by 1.5% and 1.2% for the three and six months ended June 30, 2017, respectively.
Operating income of our United States building services segment for the three months ended June 30, 2018 increased by $2.2 million compared to operating income for the three months ended June 30, 2017, and its operating income for the six months ended June 30, 2018 increased by $5.0 million compared to the six months ended June 30, 2017. The increase in operating income for both periods was primarily attributable to increases in operating income from: (a) our government site-based services operations, partially as a result of new contract awards, (b) our energy services operations, due to large project activity, and (c) our commercial site-based services operations, partially as a result of an increase in snow removal activities from our contracts that are based on a per snow event basis. Additionally, companies acquired in 2018 and 2017 within our mobile mechanical services operations, contributed incremental operating income of $0.5 million and $1.0 million, inclusive of $0.3 million and $0.5 million of amortization expense associated with identifiable intangible assets, for the three and six months ended June 30, 2018, respectively. The increase in operating margin for both periods was attributable to an increase in gross profit margin.
Our United States industrial services segment operating income for the three months ended June 30, 2018 was $1.1 million compared to operating income of $4.4 million for the three months ended June 30, 2017. Operating income for the six months ended June 30, 2018 was $4.5 million compared to operating income of $21.4 for the six months ended June 30, 2017. The decrease in operating income for both periods was attributable to a lack of large turnaround projects within our field services operations. In addition, gross profit was negatively impacted by the mix of work in our field services operations, which included a higher percentage of small capital projects that generate lower gross profit margins than our typical turnaround work. Lastly, operating income for the six months ended June 30, 2018 was negatively impacted by Hurricane Harvey in 2017, which altered the timing of previously scheduled maintenance activities with our customers during the first quarter of 2018. The decrease in operating income from our field services operations was partially offset by an increase in operating income from our shop services operations, due to an increase in demand for our cleaning and repair services. The decrease in operating margin for both periods was attributable to a decrease in gross profit margin and an increase in the ratio of selling, general and administrative expenses to revenues. The increase in SG&A margin for the three and six months ended June 30, 2018 was primarily the result of unabsorbed overhead costs due to the lack of significant turnaround projects.

Our United Kingdom building services segment operating income was $4.6 million for the three months ended June 30, 2018 compared to operating income of $3.0 million for the three months ended June 30, 2017. Operating income was $8.4 million for the six months ended June 30, 2018 compared to operating income of $4.2 million for the six months ended June 30, 2017. Operating income for both periods increased primarily due to an increase in gross profit from project activity with existing customers, as well as gross profit from new contract awards. This segment’s results included increases in operating income of $0.3 million and $0.7 million for the three and six months ended June 30, 2018, respectively, relating to the effect of favorable exchange rates for the British pound versus the United States dollar. The increase in operating margin for the three and six months ended June 30, 2018 was attributable to an increase in gross profit margin and a decrease in SG&A margin.
Our corporate administration operating loss for the three months ended June 30, 2018 was $20.7 million compared to $20.1 million for the three months ended June 30, 2017. Our corporate administration operating loss for the six months ended June 30, 2018 was $42.4 million compared to $41.1 million for the six months ended June 30, 2017. The increase in corporate administration expenses for the three and six months ended June 30, 2018 was due to an increase in certain employment costs, such as salaries and incentive compensation, as well as an increase in information technology and legal costs.
Interest expense for the three months ended June 30, 2018 and 2017 was $3.5 million and $3.1 million, respectively. Interest expense for the six months ended June 30, 2018 and 2017 was $6.5 million and $6.1 million, respectively. Interest income for the three months ended June 30, 2018 and 2017 was $0.6 million and $0.1 million, respectively. Interest income for the six months ended June 30, 2018 and 2017 was $1.2 million and $0.3 million, respectively. The increases in interest expense and interest income for both periods resulted from higher interest rates. The increase in interest expense was partially offset by the impact of reduced average outstanding borrowings.
For the three months ended June 30, 2018 and 2017, our income tax provision from continuing operations was $26.5 million and $33.0 million, respectively, based on an effective income tax rate, before discrete items and less amounts attributable to noncontrolling interests, of 27.8% and 37.5%, respectively. The actual income tax rate on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended June 30, 2018 and 2017, inclusive of discrete items, was 27.2% and 36.8%, respectively. For the six months ended June 30, 2018 and 2017, our income tax provision from continuing operations was $47.2 million and $59.9 million, respectively, based on an effective income tax rate, before discrete items and less amounts attributable to noncontrolling interests, of 27.7% and 37.7%, respectively. The actual income tax rate on income from continuing operations, less amounts attributable to noncontrolling interests, for the six months ended June 30, 2018 and 2017, inclusive of discrete items, was 27.1% and 35.3%, respectively. The decrease in the 2018 income tax provision and the 2018 actual income tax rate on income from continuing operations was primarily due to the enactment of the Tax Act.
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

	June 30, 2018	% of Total	March 31, 2018	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,037,796	28%	$1,133,811	31%
United States mechanical construction and facilities services	1,970,393	54%	1,822,381	51%
United States building services	451,960	12%	424,196	12%
United States industrial services	82,640	2%	64,450	2%
Total United States operations	3,542,789	96%	3,444,838	96%
United Kingdom building services	130,342	4%	158,905	4%
Total worldwide operations	$3,673,131	100%	$3,603,743	100%

Our remaining performance obligations at June 30, 2018 were $3.67 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time as the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made.
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
Our remaining performance obligations at June 30, 2018 were $3.67 billion compared to $3.60 billion at March 31, 2018. The increase in remaining performance obligations at June 30, 2018 compared to March 31, 2018 was attributable to an increase in remaining performance obligations from all of our reportable segments, except for our United States electrical construction and facilities services segment and our United Kingdom building services segment.
Liquidity and Capital Resources
The following table presents our net cash used in operating activities, investing activities and financing activities (in thousands):

	For the six months ended June 30,
	2018	2017
Net cash (used in) provided by operating activities	$(32,650)	$102,663
Net cash used in investing activities	$(43,917)	$(98,763)
Net cash used in financing activities	$(82,504)	$(85,086)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(1,121)	$1,739
Our consolidated cash balance, including cash equivalents and restricted cash, decreased by approximately $160.2 million from $469.4 million at December 31, 2017 to $309.2 million at June 30, 2018. Net cash used in operating activities for the six months ended June 30, 2018 was $32.7 million compared to net cash provided by operating activities of $102.7 million for the six months ended June 30, 2017. The reduction in cash flows from operating activities was primarily due to: (a) timing of cash receipts from our customers, including payments of advanced billings on our long-term construction contracts, (b) an increase in payments for incentive awards, and (c) an increase in payments to our vendors. Net cash used in investing activities was $43.9 million for the six months ended June 30, 2018 compared to net cash used in investing activities of $98.8 million for the six months ended June 30, 2017. The decrease in net cash used in investing activities was primarily due to a reduction in payments for acquisitions of businesses. Net cash flows from financing activities for the six months ended June 30, 2018 decreased by approximately $2.6 million compared to the six months ended June 30, 2017. The decrease in net cash used in financing activities was primarily due to a decrease in funds used for the repurchase of common stock, partially offset by payments for contingent consideration arrangements. Cash flows from discontinued operations were immaterial and are not expected to significantly affect future liquidity.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving credit facility (including interest at 3.09%) (1)	$27.4	$0.8	$1.6	$25.0	$—
Term loan (including interest at 3.33%) (1)	304.0	24.4	47.2	232.4	—
Capital lease obligations	4.7	1.7	2.6	0.4	—
Operating leases	298.3	74.8	117.6	63.4	42.5
Open purchase obligations (2)	1,142.3	926.8	215.2	0.3	—
Other long-term obligations, including current portion (3)	376.2	65.5	301.0	9.7	—
Liabilities related to uncertain income tax positions (4)	0.9	—	—	—	0.9
Total Contractual Obligations	$2,153.8	$1,094.0	$685.2	$331.2	$43.4

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$110.3	$110.3	$—	$—	$—
 _________

(1)
On August 3, 2016, we entered into a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”). The proceeds of the 2016 Term Loan were used to repay amounts drawn under our prior credit agreement. As of June 30, 2018, the amount outstanding under the 2016 Term Loan was $277.2 million. As of June 30, 2018, there were borrowings outstanding of $25.0 million under the 2016 Revolving Credit Facility.

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

We have a credit agreement dated as of August 3, 2016, which provides for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of June 30, 2018 and December 31, 2017. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.15% of the unused amount as of June 30, 2018. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (2.09% and 2.33% at June 30, 2018 for our 2016 Revolving Credit Facility and our 2016 Term Loan, respectively) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (5.00% at June 30, 2018), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rates in effect at June 30, 2018 were 3.09% and 3.33% for our 2016 Revolving Credit Facility and our 2016 Term Loan, respectively. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. The 2016 Term Loan previously required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ended March 31, 2017, our required quarterly payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of June 30, 2018 and December 31, 2017, the balance of the 2016 Term Loan was $277.2 million and $284.8 million, respectively. As of June 30, 2018 and December 31, 2017, we had approximately $110.3 million and $110.1 million of letters of credit outstanding, respectively. There were $25.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of June 30, 2018 and December 31, 2017.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts and, accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2018, based on the percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.1 billion. Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014, October 28, 2015 and October 25, 2017, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million, $200.0 million and $100.0 million of our outstanding common stock, respectively. During 2018, we have repurchased 796,250 shares of our common stock for approximately $60.5 million. Since the inception of the repurchase programs through June 30, 2018, we have repurchased approximately 13.6 million shares of our common stock for approximately $635.8 million. As of June 30, 2018, there remained authorization for us to repurchase approximately $114.2 million of our shares. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2016 Credit Agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
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

Our primary source of liquidity has been, and is expected to continue to be, cash generated by operating activities. We also maintain our 2016 Revolving Credit Facility that may be utilized, among other things, to meet short-term liquidity needs in the event cash generated by operating activities is insufficient or to enable us to participate in joint ventures or to make acquisitions that may require access to cash on short notice or for any other reason. Negative macroeconomic trends may have an adverse effect on liquidity. During economic downturns, there have typically been fewer small discretionary projects from the private sector, and our competitors have aggressively bid larger long-term infrastructure and public sector contracts. Short-term liquidity is also impacted by the type and length of construction contracts in place and large turnaround activities in our United States industrial services segment that are billed in arrears pursuant to contractual terms that are standard within the industry. Performance of long duration contracts typically requires greater amounts of working capital. While we strive to negotiate favorable billing terms which allow us to invoice in advance of costs incurred on certain of our contracts, there can be no assurance that such terms will be agreed to by our customers.
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
Certain Insurance Matters
As of June 30, 2018 and December 31, 2017, we utilized approximately $110.0 million and $109.7 million, respectively, of letters of credit obtained under our 2016 Revolving Credit Facility as collateral for our insurance obligations.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the three and six months ended June 30, 2018 and 2017, there were no changes in total estimated costs that had a significant impact to our operating results. In addition, for the three and six months ended June 30, 2018 and 2017, there were no significant losses recognized.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our long-term construction projects when revenue recognized under the cost-to-cost measure of progress exceed the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of our time and materials arrangements, as well as our contracts to perform turnaround services within the United States industrial services segment, are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded, as revenue is recognized in advance of billings. Also included in contract assets are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to both scope and/or price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Condensed Consolidated Balance Sheets.
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
Accounts Receivable
Accounts receivable are recognized in the period we deliver goods or provide services to our customers or when our right to consideration is unconditional. We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. At June 30, 2018 and December 31, 2017, our accounts receivable of $1,635.3 million and $1,607.9 million, respectively, included allowances for doubtful accounts of $16.1 million and $17.2 million, respectively. The decrease in our allowance for doubtful accounts was due to the write-off of previously reserved accounts receivable. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability and property claims increased by $4.6 million for the six months ended June 30, 2018 compared to the year ended December 31, 2017, primarily due to a change in the actuarial assumptions for the most recent policy year. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability and property claims had increased by 10%, it would have resulted in $16.2 million of additional expense for the six months ended June 30, 2018.
Income Taxes
We had net deferred income tax liabilities at June 30, 2018 and December 31, 2017 of $69.8 million and $64.7 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liabilities are $101.1 million and $105.6 million of deferred income tax assets as of June 30, 2018 and December 31, 2017, respectively. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of June 30, 2018 and December 31, 2017, the total valuation allowance on deferred income tax assets, related to state net operating carryforwards, was approximately $3.8 million.
Goodwill and Identifiable Intangible Assets
As of June 30, 2018, we had $978.3 million and $481.6 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), arising out of the acquisition of companies. As of December 31, 2017, goodwill and net identifiable intangible assets were $964.9 million and $495.0 million, respectively. As of June 30, 2018, approximately 33.4% of our goodwill related to our United States industrial services segment, approximately 26.2% related to our United States mechanical construction and facilities services segment, approximately 27.5% related to our United States building services segment, and approximately 12.9% related to our United States electrical construction and facilities services segment. The changes to goodwill since December 31, 2017 were related to two acquisitions in 2018 and a purchase price adjustment related to a prior acquisition. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) requires that goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
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
The weighted average cost of capital used in testing goodwill for impairment as of October 1, 2017 was 10.6%, 10.0% and 11.0% for our domestic construction segments, our United States building services segment and our United States industrial services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for all of our domestic segments. Unfavorable changes in these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average costs of capital would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment to decrease by approximately $51.1 million, $74.9 million, $53.3 million, and $20.0 million, respectively. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $25.1 million, $41.0 million, $28.1 million, and $10.0 million, respectively.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. No impairment of our indefinite-lived trade names was recognized during the three and six months ended June 30, 2018 and 2017.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. During the three and six months ended June 30, 2018, we recorded a $0.9 million non-cash impairment charge associated with a finite-lived trade name within our United States industrial services segment. No additional impairment of our other identifiable intangible assets was recognized during the three and six months ended June 30, 2018 and 2017.
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
It is not possible at this time to determine if any future impairment charge will result or, if it does, whether such a charge would be material.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the six months ended June 30, 2018, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2016 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2016 Credit Agreement bear interest at variable rates. As of June 30, 2018, there were borrowings of $25.0 million outstanding under the 2016 Revolving Credit Facility and the balance of the 2016 Term Loan was $277.2 million. This instrument bears interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (2.09% and 2.33% at June 30, 2018 for our 2016 Revolving Credit Facility and our 2016 Term Loan, respectively) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (5.00% at June 30, 2018), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rates in effect at June 30, 2018 were 3.09% and 3.33% for our 2016 Revolving Credit Facility and our 2016 Term Loan, respectively. Based on the $302.2 million borrowings outstanding under the 2016 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $2.2 million in the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $2.2 million in the next twelve months. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. The 2016 Credit Agreement expires on August 3, 2021. There is no guarantee that we will be able to renew the 2016 Credit Agreement at its expiration.
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
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction, building services and industrial services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 10,000 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material costs could reduce our profitability with respect to projects in progress.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs
April 1, 2018 to April 30, 2018	166,394	$74.26	166,394	$127,909,131
May 1, 2018 to May 31, 2018	183,960	$74.29	183,960	$114,243,454
June 1, 2018 to June 30, 2018	None	None	None	$114,243,454
Total	350,354	$74.28	350,354

(1)
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014, October 28, 2015 and October 25, 2017, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million, $200.0 million and $100.0 million of our outstanding common stock, respectively. As of June 30, 2018, there remained authorization for us to repurchase approximately $114.2 million of our shares. No shares have been repurchased by us since the programs have been announced other than pursuant to these publicly announced programs. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases.

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
Date: July 26, 2018

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President and Chief Executive Officer (Principal Executive Officer)

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
Exhibit 4(a) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (“September 2016 Form 10-Q”)
4(b)	Fifth Amended and Restated Security Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to the September 2016 Form 10-Q
4(c)	Fifth Amended and Restated Pledge Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to the September 2016 Form 10-Q
4(d)	Fourth Amended and Restated Guaranty Agreement dated as of August 3, 2016 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to the September 2016 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(h-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(i-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(i-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(i-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(i-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(j-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(j-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(j-3)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(k-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-2)	Third Amendment to Severance Agreement dated June 4, 2015 between EMCOR and Sheldon I. Cammaker	Exhibit 10(k-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (“June 2015 Form 10-Q”)
10(l-1)	Severance Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio	Exhibit 10(l-1) to the September 2016 Form 10-Q
10(l-2)	Continuity Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio (“Mauricio Continuity Agreement”)	Exhibit 10(l-2) to the September 2016 Form 10-Q
10(l-3)	Amendment dated April 10, 2017 to Mauricio Continuity Agreement	Exhibit 10(l-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10(m-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(m-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(m-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(m-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (“March 2012 Form 10-Q”)
10(m-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10(m-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(m-7)	Fifth Amendment to LTIP	Exhibit 10(l-7) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”)
10(m-8)	Sixth Amendment to LTIP	Exhibit 10(l-8) to 2015 Form 10-K
10(n)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(o-1)	Amended and Restated 2010 Incentive Plan	Exhibit 10(q-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10(o-2)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(o-3)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K
10(p)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(q)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(r)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(s)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(t)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“June 2012 Form 10-Q”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(u)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2014
10(v)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(w)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(x)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(y)	Restricted Stock Unit Award Agreement dated October 23, 2013 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to 2013 Form 10-K
10(z)	Restricted Stock Unit Award Agreement dated June 11, 2014 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014
10(a)(a)	Restricted Stock Unit Award Agreement dated June 11, 2015 between EMCOR and Stephen W. Bershad	Exhibit 10(f)(f) to the June 30, 2015 Form 10-Q
10(b)(b)	Restricted Stock Unit Award Agreement dated October 29, 2015 between EMCOR and Steven B. Schwarzwaelder	Exhibit 10.1 to Form 8-K (Date of Report October 30, 2015)
10(c)(c)	Restricted Stock Unit Award Agreement dated June 2, 2016 between EMCOR and Stephen W. Bershad	Exhibit 10(c)(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016
10(d)(d)	Executive Compensation Recoupment Policy	Exhibit 10(h)(h) to 2015 Form 10-K
10(e)(e)	Restricted Stock Unit Award Agreement dated June 30, 2017 between EMCOR and Mark A. Pompa	Exhibit 10(f)(f) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
11	Computation of Basic EPS and Diluted EPS for the three and six months ended June 30, 2018 and 2017	Note 6 of the Notes to the Condensed Consolidated Financial Statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Filed herewith
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Condensed Consolidated Financial Statements.
Filed