Form 10-Q
period 2018-09-30
EMCOR GROUP INC
filed 2018-10-25
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Number of shares of Common Stock outstanding as of the close of business on October 22, 2018: 57,560,139 shares.

EMCOR Group, Inc.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$353,912	$467,430
Accounts receivable, less allowance for doubtful accounts of $15,890 and $17,230, respectively	1,715,462	1,607,922
Contract assets	168,665	122,621
Inventories	41,932	42,724
Prepaid expenses and other	44,221	43,812
Total current assets	2,324,192	2,284,509
Investments, notes and other long-term receivables	3,542	2,309
Property, plant and equipment, net	128,765	127,156
Goodwill	978,243	964,893
Identifiable intangible assets, net	471,447	495,036
Other assets	89,704	92,001
Total assets	$3,995,893	$3,965,904
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$15,769	$15,364
Accounts payable	529,618	567,840
Contract liabilities	531,284	524,156
Accrued payroll and benefits	343,797	322,865
Other accrued expenses and liabilities	169,100	220,727
Total current liabilities	1,589,568	1,650,952
Borrowings under revolving credit facility	25,000	25,000
Long-term debt and capital lease obligations	258,569	269,786
Other long-term obligations	343,630	346,049
Total liabilities	2,216,767	2,291,787
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 60,089,035 and 59,870,980 shares issued, respectively	601	599
Capital surplus	17,162	8,005
Accumulated other comprehensive loss	(93,316)	(94,200)
Retained earnings	1,987,113	1,796,556
Treasury stock, at cost 2,337,405 and 1,072,552 shares, respectively	(133,332)	(37,693)
Total EMCOR Group, Inc. stockholders’ equity	1,778,228	1,673,267
Noncontrolling interests	898	850
Total equity	1,779,126	1,674,117
Total liabilities and equity	$3,995,893	$3,965,904
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues	$2,047,049	$1,886,691	$5,901,323	$5,674,360
Cost of sales	1,737,710	1,591,621	5,032,021	4,838,449
Gross profit	309,339	295,070	869,302	835,911
Selling, general and administrative expenses	197,334	188,980	578,266	554,112
Restructuring expenses	229	46	693	954
Impairment loss on identifiable intangible assets	—	—	907	—
Operating income	111,776	106,044	289,436	280,845
Net periodic pension (cost) income	615	415	2,069	1,209
Interest expense	(3,588)	(3,324)	(10,041)	(9,464)
Interest income	852	277	2,030	607
Income from continuing operations before income taxes	109,655	103,412	283,494	273,197
Income tax provision	29,711	38,608	76,873	98,473
Income from continuing operations	79,944	64,804	206,621	174,724
Loss from discontinued operation, net of income taxes	(523)	(207)	(1,010)	(729)
Net income including noncontrolling interests	79,421	64,597	205,611	173,995
Less: Net income attributable to noncontrolling interests	(48)	—	(48)	—
Net income attributable to EMCOR Group, Inc.	$79,373	$64,597	$205,563	$173,995
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.37	$1.10	$3.54	$2.94
From discontinued operation	(0.01)	(0.00)	(0.02)	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.36	$1.10	$3.52	$2.93
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.36	$1.09	$3.52	$2.93
From discontinued operation	(0.01)	(0.00)	(0.02)	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.35	$1.09	$3.50	$2.92

Dividends declared per common share	$0.08	$0.08	$0.24	$0.24
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income including noncontrolling interests	$79,421	$64,597	$205,611	$173,995
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(289)	(39)	(669)	(730)
Post retirement plans, amortization of actuarial loss included in net income (1)	573	640	1,553	1,874
Other comprehensive income	284	601	884	1,144
Comprehensive income	79,705	65,198	206,495	175,139
Less: Comprehensive income attributable to noncontrolling interests	(48)	—	(48)	—
Comprehensive income attributable to EMCOR Group, Inc.	$79,657	$65,198	$206,447	$175,139
_________

(1)
Net of tax of $0.1 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and net of tax of $0.7 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively.

See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows - operating activities:
Net income including noncontrolling interests	$205,611	$173,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,685	30,235
Amortization of identifiable intangible assets	31,482	36,320
Provision for doubtful accounts	261	6,027
Deferred income taxes	4,685	(5,991)
Excess tax benefits from share-based compensation	(1,065)	(1,565)
Equity income from unconsolidated entities	(247)	(1,132)
Non-cash expense for impairment of identifiable intangible assets	907	—
Non-cash share-based compensation expense	8,502	7,565
Distributions from unconsolidated entities	2,442	2,308
Other reconciling items	632	(2,830)
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(216,003)	(6,609)
Net cash provided by operating activities	65,892	238,323
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(25,710)	(82,724)
Proceeds from sale of property, plant and equipment	915	2,125
Purchase of property, plant and equipment	(28,674)	(26,113)
Investments in and advances to unconsolidated entities	(3,484)	—
Distributions from unconsolidated entities	82	—
Net cash used in investing activities	(56,871)	(106,712)
Cash flows - financing activities:
Repayments of long-term debt and debt issuance costs	(11,434)	(11,401)
Repayments of capital lease obligations	(1,050)	(1,079)
Dividends paid to stockholders	(14,036)	(14,266)
Repurchase of common stock	(90,804)	(90,944)
Taxes paid related to net share settlements of equity awards	(3,745)	(3,376)
Issuance of common stock under employee stock purchase plan	4,286	3,459
Payments for contingent consideration arrangements	(3,300)	(1,017)
Net cash used in financing activities	(120,083)	(118,624)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,985)	2,931
(Decrease) increase in cash, cash equivalents and restricted cash	(113,047)	15,918
Cash, cash equivalents and restricted cash at beginning of year (1)	469,388	466,660
Cash, cash equivalents and restricted cash at end of period (2)	$356,341	$482,578
Supplemental cash flow information:
Cash paid for:
Interest	$9,078	$8,507
Income taxes	$95,330	$95,584
Non-cash financing activities:
Assets acquired under capital lease obligations	$1,035	$1,133
_________

(1)	Includes $2.0 million of restricted cash classified as “Prepaid expenses and other” in the Condensed Consolidated Balance Sheet as of December 31, 2017 and 2016.

(2)	Includes $2.4 million and $2.1 million of restricted cash classified as “Prepaid expenses and other” in the Condensed Consolidated Balance Sheet as of September 30, 2018 and 2017, respectively.
See Notes to Condensed Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2016	$1,537,942	$606	$52,219	$(101,703)	$1,596,269	$(10,302)	$853
Net income including noncontrolling interests	173,995	—	—	—	173,995	—	—
Other comprehensive income	1,144	—	—	1,144	—	—	—
Common stock issued under share-based compensation plans	1	2	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,376)	—	(3,376)	—	—	—	—
Common stock issued under employee stock purchase plan	3,459	1	3,458	—	—	—	—
Common stock dividends	(14,266)	—	124	—	(14,390)	—	—
Repurchase of common stock (2)	(88,599)	(10)	(55,646)	—	(7,774)	(25,169)	—
Share-based compensation expense	7,565	—	7,565	—	—	—	—
Balance, September 30, 2017	$1,617,865	$599	$4,343	$(100,559)	$1,748,100	$(35,471)	$853
Balance, December 31, 2017	$1,674,117	$599	$8,005	$(94,200)	$1,796,556	$(37,693)	$850
Net income including noncontrolling interests	205,611	—	—	—	205,563	—	48
Other comprehensive income	884	—	—	884	—	—	—
Cumulative-effect adjustment (3)	(854)	—	—	—	(854)	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,745)	—	(3,745)	—	—	—	—
Common stock issued under employee stock purchase plan	4,286	1	4,285	—	—	—	—
Common stock dividends	(14,036)	—	116	—	(14,152)	—	—
Repurchase of common stock (2)	(95,639)	—	—	—	—	(95,639)	—
Share-based compensation expense	8,502	—	8,502	—	—	—	—
Balance, September 30, 2018	$1,779,126	$601	$17,162	$(93,316)	$1,987,113	$(133,332)	$898
 _________

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

(2)	Beginning June 1, 2017, shares of common stock repurchased are held as treasury stock by the Company.

(3)	Represents adjustment to retained earnings upon the adoption of Accounting Standards Codification Topic 606.
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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.
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
In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB added a transition practical expedient to reduce the cost and complexity of implementing the new standard. Such transition option eliminates the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. We will adopt this pronouncement on January 1, 2019 utilizing such transition option. In preparation for adoption, we have substantially completed a process to identify a complete population of our leases, including the review of various contracts to identify whether such arrangements convey the right to control the use of an identified asset. We have additionally begun implementing new accounting systems to assist with the adoption of this pronouncement and are currently in the process of quantifying the impact that the adoption will have on our financial position and/or results of operations. We have drafted revised accounting policies and will continue to evaluate the impact of the new accounting pronouncement, including enhanced disclosure requirements, on our business processes and controls.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

(1) Identify the contract with a customer
A contract with a customer exists when: (a) the parties have approved the contract and are committed to perform their respective obligations, (b) the rights of the parties can be identified, (c) payment terms can be identified, (d) the arrangement has commercial substance, and (e) collectibility of consideration is probable. Judgment is required when determining if the contractual criteria are met, specifically in the earlier stages of a project when a formally executed contract may not yet exist. In these situations, the Company evaluates all relevant facts and circumstances, including the existence of other forms of documentation or historical experience with our customers that may indicate a contractual agreement is in place and revenue should be recognized. In determining if the collectibility of consideration is probable, the Company considers the customer’s ability and intention to pay such consideration through an evaluation of several factors, including an assessment of the creditworthiness of the customer and our prior collection history with such customer.
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
Changes in the estimates of transaction prices are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. For the three and nine months ended September 30, 2018, we recognized revenue of $6.3 million associated with final settlement of contract value for two projects which were completed in prior periods. During the nine months ended September 30, 2017, we recognized $18.1 million of gross profit associated with the recovery of certain contract costs previously disputed on a project completed in 2016. In addition, for the three and nine months ended September 30, 2018 and 2017, there were no significant reversals of revenue recognized associated with the revision to transaction prices.
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
For our construction contracts, revenue is generally recognized over time as our performance creates or enhances an asset that the customer controls. Our fixed price construction projects generally use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. For our unit price construction contracts, progress towards complete satisfaction is measured through an output method, such as the amount of units produced or delivered, when our performance does not produce significant amounts of work in process or finished goods prior to complete satisfaction of such performance obligations.
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
The timing of revenue recognition for the manufacturing of new build heat exchangers within our United States industrial services segment depends on the payment terms of the contract, as our performance does not create an asset with an alternative use to us. For those contracts for which we have a right to payment for performance completed to date at all times throughout our performance, inclusive of a cancellation, we recognize revenue over time. These performance obligations use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer. However, for those contracts for which we do not have a right, at all times, to payment for performance completed to date, we recognize revenue at the point in time when control is transferred to the customer. For bill-and-hold arrangements, revenue is recognized when the customer obtains control of the heat exchanger, which may be prior to shipping, if the criteria of ASC 606 are met.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. During the three and nine months ended September 30, 2018, we recognized losses of $4.7 million and $5.5 million, respectively, related to a change in total estimated costs on a transportation project within our United States electrical construction and facilities services segment, resulting in part from contract scope issues. There were no other changes in total estimated costs that resulted in a significant impact to our operating results for the three and nine months ended September 30, 2018 and 2017.

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
The following tables provide further disaggregation of our revenues by categories we use to evaluate our financial performance within each of our reportable segments (in thousands):

	For the three months ended September 30, 2018	% of Total	For the nine months ended September 30, 2018	% of Total
United States electrical construction and facilities services:
Commercial market sector	$196,293	40%	$579,958	41%
Institutional market sector	27,903	6%	86,971	6%
Hospitality market sector	9,860	2%	22,665	2%
Manufacturing market sector	100,563	20%	280,375	20%
Healthcare market sector	28,121	6%	103,307	7%
Transportation market sector	72,816	15%	216,591	15%
Water and wastewater market sector	4,194	1%	14,947	1%
Short duration projects (1)	38,452	8%	93,177	6%
Service work	8,147	2%	25,151	2%
	486,349		1,423,142
Less intersegment revenues	(375)		(2,874)
Total segment revenues	$485,974		$1,420,268

United States mechanical construction and facilities services:
Commercial market sector	$289,032	37%	$784,543	35%
Institutional market sector	78,084	10%	221,790	10%
Hospitality market sector	26,170	3%	73,888	3%
Manufacturing market sector	96,203	12%	295,126	13%
Healthcare market sector	55,844	7%	181,964	8%
Transportation market sector	3,072	1%	13,002	1%
Water and wastewater market sector	43,032	6%	122,302	6%
Short duration projects (1)	76,711	10%	236,720	11%
Service work	107,168	14%	291,694	13%
	775,316		2,221,029
Less intersegment revenues	(2,984)		(9,193)
Total segment revenues	$772,332		$2,211,836
 ________

(1)	Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

	For the three months ended September 30, 2018	% of Total	For the nine months ended September 30, 2018	% of Total
United States building services:
Commercial site-based services	$120,917	26%	$386,721	28%
Government site-based services	52,332	11%	162,888	12%
Mechanical services	276,722	58%	764,313	55%
Energy services	23,730	5%	75,564	5%
Total segment revenues	$473,701		$1,389,486

United States industrial services:
Field services	$169,036	79%	$442,653	78%
Shop services	45,440	21%	124,117	22%
Total segment revenues	$214,476		$566,770

Total United States operations	$1,946,483		$5,588,360

United Kingdom building services:
Service work	$51,815	52%	$162,088	52%
Projects & extras	48,751	48%	150,875	48%
Total segment revenues	$100,566		$312,963

Total worldwide operations	$2,047,049		$5,901,323

Contract Assets and Contract Liabilities
Accounts receivable are recognized in the period when our right to consideration is unconditional. Accounts receivable are recognized net of an allowance for doubtful accounts. A considerable amount of judgment is required in assessing the likelihood of realization of receivables.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our long-term construction projects when revenues recognized under the cost-to-cost measure of progress exceed the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of our time and materials arrangements, as well as our contracts to perform turnaround services within the United States industrial services segment, are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded, as revenue is recognized in advance of billings. Also included in contract assets are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to both scope and/or price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Condensed Consolidated Balance Sheets.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

Net contract liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Contract assets, current	$168,665	$122,621
Contract assets, non-current	—	—
Contract liabilities, current	(531,284)	(524,156)
Contract liabilities, non-current	(2,905)	—
Deferred revenue (1)	—	(47,328)
Net contract liabilities	$(365,524)	$(448,863)
 ________

(1)
Represents deferred revenue on service contracts, which was included in “Accrued expenses and other” and “Other long-term liabilities” in the Condensed Consolidated Balance Sheet as of December 31 2017. For the periods after December 31, 2017, these amounts are included within “Contract liabilities.”

The $83.3 million decrease in net contract liabilities for the nine months ended September 30, 2018 was attributable to a decrease in the net contract liability balance on our uncompleted long-term construction contracts as a result of the completion or substantial completion of certain large projects which were previously billed ahead pursuant to contract terms. Contract assets and contract liabilities increased by approximately $0.3 million and $2.1 million, respectively, as a result of acquisitions made in 2018. There was no significant impairment of contract assets recognized during the period.
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations (in thousands, except for percentages):

	September 30, 2018	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,181,620	30%
United States mechanical construction and facilities services	2,152,271	54%
United States building services	434,386	11%
United States industrial services	74,659	2%
Total United States operations	3,842,936	97%
United Kingdom building services	126,732	3%
Total worldwide operations	$3,969,668	100%

Our remaining performance obligations at September 30, 2018 were $3.97 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made.
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
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$1,054,046	$127,574
United States mechanical construction and facilities services	1,571,103	581,168
United States building services	421,903	12,483
United States industrial services	74,659	—
Total United States operations	3,121,711	721,225
United Kingdom building services	76,905	49,827
Total worldwide operations	$3,198,616	$771,052

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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

The following tables compare the differences between our reported and pro forma results under previous revenue guidance for each financial statement line item within our reported Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations, as of and for the three and nine months ended September 30, 2018 (in thousands):

	As reported	Pro forma
	September 30, 2018 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$353,912	$353,912
Accounts receivable	1,715,462	1,715,012
Contract assets	168,665	162,481
Inventories	41,932	50,019
Prepaid expenses and other	44,221	43,068
Total current assets	2,324,192	2,324,492
Investments, notes and other long-term receivables	3,542	3,542
Property, plant and equipment, net	128,765	128,765
Goodwill	978,243	978,243
Identifiable intangible assets, net	471,447	471,447
Other assets	89,704	89,704
Total assets	$3,995,893	$3,996,193
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$15,769	$15,769
Accounts payable	529,618	529,618
Contract liabilities	531,284	486,518
Accrued payroll and benefits	343,797	343,797
Other accrued expenses and liabilities	169,100	213,048
Total current liabilities	1,589,568	1,588,750
Borrowings under revolving credit facility	25,000	25,000
Long-term debt and capital lease obligations	258,569	258,569
Other long-term obligations	343,630	343,998
Total liabilities	2,216,767	2,216,317
Total equity	1,779,126	1,779,876
Total liabilities and equity	$3,995,893	$3,996,193

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

	As reported	Pro forma	As reported	Pro forma
	For the three months ended September 30, 2018 (Unaudited)		For the nine months ended September 30, 2018 (Unaudited)
Revenues	$2,047,049	$2,038,281	$5,901,323	$5,893,227
Cost of sales	1,737,710	1,732,027	5,032,021	5,028,089
Gross profit	309,339	306,254	869,302	865,138
Selling, general and administrative expenses	197,334	197,334	578,266	578,266
Restructuring expenses	229	229	693	693
Impairment loss on identifiable intangible assets	—	—	907	907
Operating income	111,776	108,691	289,436	285,272
Net periodic pension (cost) income	615	615	2,069	2,069
Interest expense	(3,588)	(3,588)	(10,041)	(10,041)
Interest income	852	852	2,030	2,030
Income from continuing operations before income taxes	109,655	106,570	283,494	279,330
Income tax provision	29,711	28,875	76,873	75,744
Income from continuing operations	79,944	77,695	206,621	203,586
Loss from discontinued operation, net of income taxes	(523)	(523)	(1,010)	(1,010)
Net income including noncontrolling interests	79,421	77,172	205,611	202,576
Less: Net income attributable to noncontrolling interests	(48)	(48)	(48)	(48)
Net income attributable to EMCOR Group, Inc.	$79,373	$77,124	$205,563	$202,528

Basic earnings per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.37	$1.33	$3.54	$3.48
Diluted earnings per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.36	$1.33	$3.52	$3.46

The adoption of ASC 606 had no impact on the Company’s cash flows from operations.
The differences between our reported operating results and the pro forma operating results presented in the above tables for the three and nine months ended September 30, 2018 primarily related to the previously referenced items identified upon adoption of ASC 606.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 Acquisitions of Businesses
During the second quarter of 2018, we acquired two companies, each for an immaterial amount. One company provides mobile mechanical services within the Western region of the United States, and the other company is a full service provider of mechanical services within the Southern region of the United States. Both of their results have been included in our United States building services segment.
On January 4, 2017, March 1, 2017 and November 1, 2017, we acquired three companies for a total consideration of $111.9 million. One company provides fire protection and alarm services primarily in the Southern region of the United States. The second company provides millwright services for manufacturing companies throughout the United States. Both of their results have been included in our United States mechanical construction and facilities services segment. The third company provides mobile mechanical services within the Western region of the United States, and its results have been included in our United States building services segment. In connection with these acquisitions, we acquired working capital of $12.3 million and other net assets of $2.3 million and have preliminarily ascribed $40.7 million to goodwill and $56.6 million to identifiable intangible assets. We expect that all of the acquired goodwill will be deductible for tax purposes.
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
The results of discontinued operations are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenues	$—	$(81)	$—	$863
Loss from discontinued operation, net of income taxes	$(523)	$(207)	$(1,010)	$(729)
Diluted loss per share from discontinued operation	$(0.01)	$(0.00)	$(0.02)	$(0.01)
The loss from discontinued operations in 2018 and 2017 was primarily due to costs related to an ongoing legal matter and the settlement of final contract balances on certain construction projects completed in prior years.
Included in the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 are the following major classes of assets and liabilities associated with the discontinued operation (in thousands):

	September 30, 2018	December 31, 2017
Assets of discontinued operation:
Current assets	$100	$242

Liabilities of discontinued operation:
Current liabilities	$2,252	$2,811

At September 30, 2018, the assets and liabilities of the discontinued operation consisted of accounts receivable, contract retentions, contract warranty obligations and other accrued liabilities that are expected to be collected or fulfilled in the ordinary course of business. Additionally at September 30, 2018, there remained less than $0.1 million of obligations related to employee severance, which are expected to be paid during the remainder of 2018. The settlement of the remaining assets and liabilities may result in additional income and/or expenses. Such income and/or expenses are expected to be immaterial and will be reflected as discontinued operations as incurred.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 Earnings Per Share
Calculation of Basic and Diluted Earnings (Loss) per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the three and nine months ended September 30, 2018 and 2017 (in thousands, except share and per share data):

	For the three months ended September 30,
	2018	2017
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$79,896	$64,804
Loss from discontinued operation, net of income taxes	(523)	(207)
Net income attributable to EMCOR Group, Inc. common stockholders	$79,373	$64,597
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	58,208,203	59,061,768
Effect of dilutive securities—Share-based awards	333,107	357,432
Shares used to compute diluted earnings (loss) per common share	58,541,310	59,419,200
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.37	$1.10
From discontinued operation	(0.01)	(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.36	$1.10
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.36	$1.09
From discontinued operation	(0.01)	(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.35	$1.09

	For the nine months ended September 30,
	2018	2017
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$206,573	$174,724
Loss from discontinued operation, net of income taxes	(1,010)	(729)
Net income attributable to EMCOR Group, Inc. common stockholders	$205,563	$173,995
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	58,422,928	59,371,672
Effect of dilutive securities—Share-based awards	331,939	349,513
Shares used to compute diluted earnings (loss) per common share	58,754,867	59,721,185
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$3.54	$2.94
From discontinued operation	(0.02)	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$3.52	$2.93
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$3.52	$2.93
From discontinued operation	(0.02)	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$3.50	$2.92

The number of outstanding share-based awards that were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2018 because they would be anti-dilutive were zero and 550, respectively. The number of outstanding share-based awards that were excluded from the computation of diluted EPS for each of the three and nine months ended September 30, 2017 because they would be anti-dilutive were 500.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7 Inventories
Inventories in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	September 30, 2018	December 31, 2017
Raw materials and construction materials	$24,924	$23,924
Work in process	17,008	18,800
Inventories	$41,932	$42,724

NOTE 8 Debt
Debt in the accompanying Condensed Consolidated Balance Sheets consisted of the following amounts (in thousands):

	September 30, 2018	December 31, 2017
Revolving credit facility	$25,000	$25,000
Term loan	273,418	284,810
Unamortized debt issuance costs	(3,361)	(4,251)
Capitalized lease obligations	4,271	4,571
Other	10	20
Total debt	299,338	310,150
Less: current maturities	15,769	15,364
Total long-term debt	$283,569	$294,786

Credit Agreement
We have a credit agreement dated as of August 3, 2016, which provides for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of September 30, 2018 and December 31, 2017. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.15% of the unused amount as of September 30, 2018. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (2.24% and 2.39% at September 30, 2018 for our 2016 Revolving Credit Facility and our 2016 Term Loan, respectively) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (5.25% at September 30, 2018), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rates in effect at September 30, 2018 were 3.24% and 3.39% for our 2016 Revolving Credit Facility and our 2016 Term Loan, respectively. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. The 2016 Term Loan previously required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ended March 31, 2017, our required quarterly payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of September 30, 2018 and December 31, 2017, the balance of the 2016 Term Loan was $273.4 million and $284.8 million, respectively. As of September 30, 2018 and December 31,

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 Debt - (Continued)

2017, we had approximately $110.0 million and $110.1 million of letters of credit outstanding, respectively. There were $25.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of September 30, 2018 and December 31, 2017.
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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	Assets at Fair Value as of September 30, 2018
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$353,912	$—	$—	$353,912
Restricted cash (2)	2,429	—	—	2,429
Deferred compensation plan assets (3)	25,075	—	—	25,075
Total	$381,416	$—	$—	$381,416

	Assets at Fair Value as of December 31, 2017
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$467,430	$—	$—	$467,430
Restricted cash (2)	1,958	—	—	1,958
Deferred compensation plan assets (3)	22,054	—	—	22,054
Total	$491,442	$—	$—	$491,442
 ________

(1)
Cash and cash equivalents include money market funds with original maturity dates of three months or less, which are Level 1 assets. At September 30, 2018 and December 31, 2017, we had $157.4 million and $194.2 million, respectively, in money market funds.

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
NOTE 10 Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings from certain foreign subsidiaries and creating new taxes on certain foreign sourced earnings. The Company applied the guidance in Staff Accounting Bulletin 118 when accounting for the enactment date effects of the Tax Act, which allowed the Company to make provisional estimates at December 31, 2017.
As a result of the reduction of the U.S. corporate tax rate to 21%, U.S. generally accepted accounting principles required a re-measurement of our deferred tax assets and liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. Based on available information, the Company’s estimated value of its net deferred federal and state tax liability balances were reduced by approximately $39.3 million, which was recorded as a reduction of income tax

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10 Income Taxes - (Continued)

expense in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017. During the third quarter of 2018, we completed the accounting for such revaluation and determined that no material adjustment was required.
The Tax Act provides for a change from a worldwide to a territorial tax system and requires a one-time transition tax on certain deferred foreign income of specified foreign corporations. The Company has concluded, after completion of its analysis that it is not subject to such transition tax.
Our income tax provision for the three and nine months ended September 30, 2018 included an estimate of the minimum tax on global intangible low-taxed income for certain earnings of our foreign subsidiaries, as required under the Tax Act. The Company has elected to recognize such tax as an expense in the period incurred. Additionally, during the third quarter of 2018, we completed our analysis of the effects of the Tax Act related to the repatriation of certain foreign earnings and have recognized a tax liability of approximately $0.1 million as a result of such evaluation.
For the three months ended September 30, 2018 and 2017, our income tax provision from continuing operations was $29.7 million and $38.6 million, respectively, based on an effective income tax rate, before discrete items and less amounts attributable to noncontrolling interests, of 27.7% and 37.1%, respectively. The actual income tax rate on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended September 30, 2018 and 2017, inclusive of discrete items, was 27.1% and 37.3%, respectively. For the nine months ended September 30, 2018 and 2017, our income tax provision from continuing operations was $76.9 million and $98.5 million, respectively, based on an effective income tax rate, before discrete items and less amounts attributable to noncontrolling interests, of 27.7% and 37.4%, respectively. The actual income tax rate on income from continuing operations, less amounts attributable to noncontrolling interests, for the nine months ended September 30, 2018 and 2017, inclusive of discrete items, was 27.1% and 36.0%, respectively. The decrease in the 2018 income tax provision and the 2018 actual income tax rate on income from continuing operations was primarily due to the enactment of the Tax Act.
As of September 30, 2018 and December 31, 2017, the amount of unrecognized income tax benefits was $0.8 million.
We report interest expense and/or income related to unrecognized income tax benefits in the income tax provision. As of September 30, 2018 and December 31, 2017, we had approximately $0.1 million of accrued interest expense related to unrecognized income tax benefits included as a liability in the Condensed Consolidated Balance Sheets. Total income tax reserves included in “Other long-term liabilities” were $0.9 million as of September 30, 2018 and December 31, 2017. For the three months ended September 30, 2018 and 2017, less than $0.1 million of interest income and $0.1 million of interest expense, respectively, was recognized in the income tax provision. For the nine months ended September 30, 2018 and 2017, less than $0.1 million and $0.3 million of interest income, respectively, was recognized in the income tax provision.
We do not anticipate any significant changes to our reserves for uncertain tax positions in the next twelve months. We file income tax returns with the Internal Revenue Service and various state, local and foreign tax agencies. The Company is currently under examination by various taxing authorities for the years 2012 through 2016. During the first quarter of 2017, the Company settled an examination with a taxing authority which resulted in a $3.3 million reversal of reserves for previously uncertain tax positions.
NOTE 11 Common Stock
As of September 30, 2018 and December 31, 2017, there were 57,751,630 and 58,798,428 shares of our common stock outstanding, respectively.
During the three months ended September 30, 2018 and 2017, we issued 47,125 and 19,679 shares of common stock, respectively. During the nine months ended September 30, 2018 and 2017, we issued 218,055 and 213,060 shares of common stock, respectively. These shares were issued primarily upon: (a) the satisfaction of required conditions under certain of our share-based compensation plans, (b) the purchase of common stock pursuant to our employee stock purchase plan and (c) the exercise of stock options.
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014, October 28, 2015 and October 25, 2017, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million, $200.0 million and $100.0 million of our outstanding common stock, respectively. During 2018, we have repurchased 1,264,853 shares of our common stock for approximately $95.6 million. Since the inception of the repurchase programs through September 30, 2018, we have repurchased approximately 14.1 million shares of our common stock for approximately $670.9 million. As of September 30, 2018, there remained authorization for us to repurchase approximately $79.1 million of our shares. Subsequent to September 30, 2018, our Board of Directors authorized

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11 Common Stock - (Continued)

us to repurchase up to an additional $200.0 million of our outstanding common stock. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2016 Credit Agreement, placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
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
Components of Net Periodic Pension Cost
The components of net periodic pension cost of the UK Plan for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Interest cost	$1,959	$2,162	$6,103	$6,331
Expected return on plan assets	(3,344)	(3,388)	(10,415)	(9,919)
Amortization of unrecognized loss	638	738	1,985	2,160
Net periodic pension cost (income)	$(747)	$(488)	$(2,327)	$(1,428)

The net periodic pension cost associated with the domestic plans was approximately $0.1 million for each of the three months ended September 30, 2018 and 2017 and $0.2 million for each of the nine months ended September 30, 2018 and 2017.
Employer Contributions
For the nine months ended September 30, 2018, our United Kingdom subsidiary contributed approximately $3.2 million to the UK Plan and anticipates contributing an additional $1.4 million during the remainder of 2018. Contributions to the domestic plans were approximately $0.1 million for the nine months ended September 30, 2018.
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
Restructuring expenses
Restructuring expenses, relating to employee severance obligations, were $0.2 million and $0.7 million for the three and nine months ended September 30, 2018, respectively, and less than $0.1 million and $1.0 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, the balance of these restructuring obligations yet to be paid was $0.2 million, and the majority of such amount is expected to be paid during the remainder of 2018. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2018.
The changes in restructuring activity by reportable segments during the nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	Total
Balance at December 31, 2016	$—	$188	$13	$201
Charges	—	181	773	954
Payments	—	(369)	(737)	(1,106)
Balance at September 30, 2017	$—	$—	$49	$49
Balance at December 31, 2017	$452	$—	$40	$492
Charges	—	—	693	693
Payments	(330)	—	(646)	(976)
Balance at September 30, 2018	$122	$—	$87	$209

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
The following tables present information about industry segments and geographic areas for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the three months ended September 30,
	2018	2017
Revenues from unrelated entities:
United States electrical construction and facilities services	$485,974	$457,919
United States mechanical construction and facilities services	772,332	760,084
United States building services	473,701	437,107
United States industrial services	214,476	145,679
Total United States operations	1,946,483	1,800,789
United Kingdom building services	100,566	85,902
Total worldwide operations	$2,047,049	$1,886,691

Total revenues:
United States electrical construction and facilities services	$486,642	$460,066
United States mechanical construction and facilities services	783,454	767,398
United States building services	490,624	451,396
United States industrial services	214,650	147,133
Less intersegment revenues	(28,887)	(25,204)
Total United States operations	1,946,483	1,800,789
United Kingdom building services	100,566	85,902
Total worldwide operations	$2,047,049	$1,886,691

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 14 Segment Information - (Continued)

	For the nine months ended September 30,
	2018	2017
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,420,268	$1,350,157
United States mechanical construction and facilities services	2,211,836	2,173,030
United States building services	1,389,486	1,315,401
United States industrial services	566,770	591,694
Total United States operations	5,588,360	5,430,282
United Kingdom building services	312,963	244,078
Total worldwide operations	$5,901,323	$5,674,360

Total revenues:
United States electrical construction and facilities services	$1,425,190	$1,355,206
United States mechanical construction and facilities services	2,239,660	2,197,231
United States building services	1,437,498	1,360,189
United States industrial services	568,238	593,648
Less intersegment revenues	(82,226)	(75,992)
Total United States operations	5,588,360	5,430,282
United Kingdom building services	312,963	244,078
Total worldwide operations	$5,901,323	$5,674,360

	For the three months ended September 30,
	2018	2017
Operating income (loss):
United States electrical construction and facilities services	$34,473	$46,583
United States mechanical construction and facilities services	58,689	57,503
United States building services	29,315	26,035
United States industrial services	8,184	(4,844)
Total United States operations	130,661	125,277
United Kingdom building services	4,457	3,445
Corporate administration	(23,113)	(22,632)
Restructuring expenses	(229)	(46)
Total worldwide operations	111,776	106,044
Other corporate items:
Net periodic pension (cost) income	615	415
Interest expense	(3,588)	(3,324)
Interest income	852	277
Income from continuing operations before income taxes	$109,655	$103,412

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
NOTE 14 Segment Information - (Continued)

	For the nine months ended September 30,
	2018	2017
Operating income (loss):
United States electrical construction and facilities services	$106,309	$109,735
United States mechanical construction and facilities services	155,864	151,028
United States building services	68,822	60,537
United States industrial services	12,721	16,573
Total United States operations	343,716	337,873
United Kingdom building services	12,828	7,681
Corporate administration	(65,508)	(63,755)
Restructuring expenses	(693)	(954)
Impairment loss on identifiable intangible assets	(907)	—
Total worldwide operations	289,436	280,845
Other corporate items:
Net periodic pension (cost) income	2,069	1,209
Interest expense	(10,041)	(9,464)
Interest income	2,030	607
Income from continuing operations before income taxes	$283,494	$273,197

	September 30, 2018	December 31, 2017
Total assets:
United States electrical construction and facilities services	$650,693	$617,471
United States mechanical construction and facilities services	1,109,064	1,097,240
United States building services	830,019	764,085
United States industrial services	803,011	772,899
Total United States operations	3,392,787	3,251,695
United Kingdom building services	143,881	131,806
Corporate administration	459,225	582,403
Total worldwide operations	$3,995,893	$3,965,904

NOTE 15 Subsequent Event
In October 2018, we acquired a company for an immaterial amount. This company provides electrical construction and maintenance services for industrial and commercial buildings in North Texas, and its results will be included in our United States electrical construction and facilities services segment. The acquisition of this business will be accounted for by the acquisition method, and the price paid will be allocated to its respective assets and liabilities, based upon the estimated fair value of such assets and liabilities at the date of acquisition by us.

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
Overview
The following table presents selected financial data for the three months ended September 30, 2018 and 2017 (in thousands, except percentages and per share data):

	For the three months ended September 30,
	2018	2017
Revenues	$2,047,049	$1,886,691
Revenues increase (decrease) from prior year	8.5%	(1.9)%
Operating income	$111,776	$106,044
Operating income as a percentage of revenues	5.5%	5.6%
Net income attributable to EMCOR Group, Inc.	$79,373	$64,597
Diluted earnings per common share from continuing operations	$1.36	$1.09
The results for the 2018 third quarter set new company records in terms of quarterly revenues, operating income, net income attributable to EMCOR Group, Inc. and diluted earnings per common share from continuing operations for any quarterly reporting period. The strong operating results were due to revenue growth within all of our reportable segments and an increase in operating income within the majority of our reportable segments, including improved operating performance from our United States industrial services segment, as this segment’s results were negatively impacted by Hurricane Harvey during the third quarter of 2017.
The slight decrease in operating margin (operating income as a percentage of revenues) was attributable to a decrease in operating margin within our United States electrical construction and facilities services segment as a result of a loss incurred on a transportation construction project in the Western region of the United States, which negatively impacted our operating margin by 0.2%. This decrease was partially offset by an increase in operating margin within our United States building services segment, our United States industrial services segment and our United Kingdom building services segment.
The increase in net income attributable to EMCOR Group, Inc. and diluted earnings per common share from continuing operations for the third quarter of 2018 was due to an increase in operating income and the reduction in the U.S federal corporate tax rate due to the enactment of the Tax Cuts and Jobs Act legislation (the “Tax Act”).
Impact of Acquisitions
In order to provide a more meaningful period-over-period discussion of our operating results, we may discuss amounts generated or incurred (revenues, gross profit, selling, general and administrative expenses, and operating income) by companies we have recently acquired. The amounts discussed reflect the acquired companies’ operating results in the current reported period only for the time period these entities were not owned by EMCOR in the comparable prior reported period.
We acquired two companies in 2018, each for an immaterial amount. One company is a full service provider of mechanical services within the Southern region of the United States, and its results of operations have been included in our United States building services segment. The results of operations for the other company that we acquired in 2018, which have also been included in our United States building services segment, were de minimis.
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
Companies acquired in 2018 and 2017 generated incremental revenues of $19.3 million and $55.3 million and incremental operating income of $1.7 million and $4.7 million, inclusive of $0.6 million and $1.6 million of amortization expense associated with identifiable intangible assets, for the three and nine months ended September 30, 2018, respectively.
Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended September 30,
	2018	% of Total	2017	% of Total
Revenues:
United States electrical construction and facilities services	$485,974	24%	$457,919	24%
United States mechanical construction and facilities services	772,332	38%	760,084	40%
United States building services	473,701	23%	437,107	23%
United States industrial services	214,476	10%	145,679	8%
Total United States operations	1,946,483	95%	1,800,789	95%
United Kingdom building services	100,566	5%	85,902	5%
Total worldwide operations	$2,047,049	100%	$1,886,691	100%

	For the nine months ended September 30,
	2018	% of Total	2017	% of Total
Revenues:
United States electrical construction and facilities services	$1,420,268	24%	$1,350,157	24%
United States mechanical construction and facilities services	2,211,836	37%	2,173,030	38%
United States building services	1,389,486	24%	1,315,401	23%
United States industrial services	566,770	10%	591,694	10%
Total United States operations	5,588,360	95%	5,430,282	96%
United Kingdom building services	312,963	5%	244,078	4%
Total worldwide operations	$5,901,323	100%	$5,674,360	100%
As described below in more detail, our revenues for the three months ended September 30, 2018 increased to $2.05 billion compared to $1.89 billion for the three months ended September 30, 2017, and our revenues for the nine months ended September 30, 2018 increased to $5.90 billion compared to $5.67 billion for the nine months ended September 30, 2017. The increase in revenues for the three months ended September 30, 2018 was attributable to increased revenues from all of our reportable segments. The increase in revenues for the nine months ended September 30, 2018 was attributable to increased revenues from all of our reportable segments, except for our United States industrial services segment. Companies acquired in 2018 and 2017, which are reported in our United States mechanical construction and facilities services segment and our United States building services segment, generated incremental revenues of $19.3 million and $55.3 million for the three and nine months ended September 30, 2018, respectively.
Revenues of our United States electrical construction and facilities services segment were $486.0 million and $1,420.3 million for the three and nine months ended September 30, 2018, respectively, compared to revenues of $457.9 million and $1,350.2 million for the three and nine months ended September 30, 2017, respectively. The increase in revenues for the three and nine months ended September 30, 2018 was primarily attributable to an increase in revenues from commercial, hospitality and manufacturing construction projects, partially offset by a decrease in revenues from transportation construction projects. In addition, revenues for the nine months ended September 30, 2018 benefited from a significant increase in revenues from healthcare and institutional construction projects.
Our United States mechanical construction and facilities services segment revenues for the three months ended September 30, 2018 were $772.3 million, a $12.2 million increase compared to revenues of $760.1 million for the three months ended September 30, 2017. Revenues of this segment for the nine months ended September 30, 2018 were $2,211.8 million, a $38.8 million increase compared to revenues of $2,173.0 million for the nine months ended September 30, 2017. The increase in revenues for the three and nine months ended September 30, 2018 was primarily attributable to an increase in revenues from commercial construction projects, partially offset by a decrease in revenues from large food processing construction projects. In addition, revenues for the nine months ended September 30, 2018 benefited from an increase in revenues from institutional construction projects. The results for the three and nine months ended September 30, 2018 included $10.7 million and $31.2 million, respectively, of incremental revenues generated by a company acquired in 2017. This segment’s results for the nine months ended September 30, 2017 included $18.1 million of revenues as a result of the recovery of certain contract costs previously disputed on a project that was completed in 2016.
Revenues of our United States building services segment for the three months ended September 30, 2018 increased by $36.6 million compared to the three months ended September 30, 2017, and revenues for the nine months ended September 30, 2018 increased by $74.1 million compared to the nine months ended September 30, 2017. The increase in revenues for both periods was due to: (a) greater project and repair service activities within our mobile mechanical services operations, (b) large project activity within our energy services operations, and (c) increased activity from government site-based operations, partially as a result of new project awards. In addition, revenues for the nine months ended September 30, 2018 benefited from an increase in snow removal activity within our commercial site-based services operations. These increases were partially offset by a decrease in revenues due to the loss of certain contracts not renewed pursuant to rebid within our commercial site-based services operations. The results for the three and nine months ended September 30, 2018 included $8.6 million and $24.1 million, respectively, of incremental revenues generated by companies acquired in 2018 and 2017.
Revenues of our United States industrial services segment for the three months ended September 30, 2018 increased by $68.8 million compared to the three months ended September 30, 2017, and revenues for the nine months ended September 30, 2018 decreased by $24.9 million compared to the nine months ended September 30, 2017. The increase in revenues for the three months ended September 30, 2018 was due to an increase in revenues from both our field and shop services operations. The increase in revenues from our field services operations was partially a result of the negative impact of Hurricane Harvey on our

2017 third quarter results. The increase in revenues from our shop services operations was due to an increase in demand for new build heat exchangers. The decrease in revenues for the nine months ended September 30, 2018 was attributable to a reduction in large turnaround projects within our field services operations, partially due to the impact of Hurricane Harvey, which altered the timing of previously scheduled maintenance activities with our customers during the first half of 2018.
Our United Kingdom building services segment revenues were $100.6 million for the three months ended September 30, 2018 compared to revenues of $85.9 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, revenues for this segment were $313.0 million compared to revenues of $244.1 million for the nine months ended September 30, 2017. This segment’s increase in revenues for both periods was the result of increased project activity with existing customers. In addition, revenues for the nine months ended September 30, 2018 benefited from new contract awards within the commercial, institutional and water and wastewater market sectors. This segment’s revenues for the nine months ended September 30, 2018 were positively impacted by an increase of $18.5 million related to the effect of favorable exchange rates for the British pound versus the United States dollar.
Cost of sales and Gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Cost of sales	$1,737,710	$1,591,621	$5,032,021	$4,838,449
Gross profit	$309,339	$295,070	$869,302	$835,911
Gross profit, as a percentage of revenues	15.1%	15.6%	14.7%	14.7%
Our gross profit increased by $14.3 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Gross profit increased by $33.4 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Our gross profit margin was 15.1% and 14.7% for the three and nine months ended September 30, 2018, respectively. Gross profit margin was 15.6% and 14.7% for the three and nine months ended September 30, 2017, respectively. The increase in gross profit for the three months ended September 30, 2018 was due to an increase in gross profit from all of our reportable segments, except for our United States electrical construction and facilities services segment. The increase in gross profit for the nine months ended September 30, 2018 was due to an increase in gross profit from all of our reportable segments, except for our United States electrical construction and facilities services segment and our United States industrial services segment. The decrease in gross profit margin for the three months ended September 30, 2018 was partially attributable to a $4.7 million loss incurred on a transportation construction project in the Western region of the United States within our United States electrical construction and facilities services segment, which resulted in a 0.3% negative impact on the Company’s gross profit margin for the third quarter of 2018. Gross profit and gross profit margin within our United States mechanical construction and facilities services segment for the nine months ended September 30, 2017 was favorably impacted by the recovery of certain contract costs previously disputed on a project that was completed in 2016, resulting in $18.1 million of gross profit and a 0.2% favorable impact on the Company’s gross profit margin for the nine months ended September 30, 2017.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Selling, general and administrative expenses	$197,334	$188,980	$578,266	$554,112
Selling, general and administrative expenses, as a percentage of revenues	9.6%	10.0%	9.8%	9.8%
Our selling, general and administrative expenses for the three months ended September 30, 2018 increased by $8.4 million to $197.3 million compared to $189.0 million for the three months ended September 30, 2017. Selling, general and administrative expenses for the nine months ended September 30, 2018 increased by $24.2 million to $578.3 million compared to $554.1 million for the nine months ended September 30, 2017. The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2018 included $2.8 million and $7.6 million, respectively, of incremental expenses directly related to companies acquired in 2018 and 2017, including amortization expense attributable to identifiable intangible assets of $0.3 million and $0.8 million, respectively. In addition to the impact of acquisitions, selling, general and administrative expenses increased due to: (a) an increase in incentive compensation expense, due to higher projected annual operating results than in the same prior year periods, (b) an increase in salaries, partially as a result of an increase in headcount due to higher revenues than in the same prior year periods, and (c) increases in other selling, general and administrative expenses, such as information technology, consulting and other professional fees. Selling, general and administrative expenses as a percentage of revenues were 9.6% and 9.8% for the three and nine months ended September 30, 2018, respectively, compared to 10.0% and 9.8% for the three and nine months ended September 30, 2017. The decrease in SG&A margin for the three months ended September 30, 2018 was partially due to a reduction in the provision for doubtful accounts, primarily within our United States building services segment, as well as an increase in revenues without commensurate increases in our overhead cost structure.
Restructuring expenses
Restructuring expenses, relating to employee severance obligations, were $0.2 million and $0.7 million for the three and nine months ended September 30, 2018, respectively, and less than $0.1 million and $1.0 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, the balance of these restructuring obligations yet to be paid was $0.2 million, and the majority of such amount is expected to be paid during the remainder of 2018. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2018.
Operating income
The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended September 30,
	2018	% of Segment Revenues	2017	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$34,473	7.1%	$46,583	10.2%
United States mechanical construction and facilities services	58,689	7.6%	57,503	7.6%
United States building services	29,315	6.2%	26,035	6.0%
United States industrial services	8,184	3.8%	(4,844)	(3.3)%
Total United States operations	130,661	6.7%	125,277	7.0%
United Kingdom building services	4,457	4.4%	3,445	4.0%
Corporate administration	(23,113)	—	(22,632)	—
Restructuring expenses	(229)	—	(46)	—
Total worldwide operations	111,776	5.5%	106,044	5.6%
Other corporate items:
Net periodic pension (cost) income	615		415
Interest expense	(3,588)		(3,324)
Interest income	852		277
Income from continuing operations before income taxes	$109,655		$103,412

	For the nine months ended September 30,
	2018	% of Segment Revenues	2017	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$106,309	7.5%	$109,735	8.1%
United States mechanical construction and facilities services	155,864	7.0%	151,028	7.0%
United States building services	68,822	5.0%	60,537	4.6%
United States industrial services	12,721	2.2%	16,573	2.8%
Total United States operations	343,716	6.2%	337,873	6.2%
United Kingdom building services	12,828	4.1%	7,681	3.1%
Corporate administration	(65,508)	—	(63,755)	—
Restructuring expenses	(693)	—	(954)	—
Impairment on identifiable intangible assets	(907)	—	—	—
Total worldwide operations	289,436	4.9%	280,845	4.9%
Other corporate items:
Net periodic pension (cost) income	2,069		1,209
Interest expense	(10,041)		(9,464)
Interest income	2,030		607
Income from continuing operations before income taxes	$283,494		$273,197
As described below in more detail, operating income was $111.8 million and $289.4 million for the three and nine months ended September 30, 2018, respectively, compared to $106.0 million and $280.8 million for the three and nine months ended September 30, 2017, respectively. Operating margin was 5.5% and 4.9% for the three and nine months ended September 30, 2018, respectively, compared to 5.6% and 4.9% for the three and nine months ended September 30, 2017, respectively. The increase in operating income for the three months ended September 30, 2018 was due to an increase in gross profit from all of our reportable segments, except for our United States electrical construction and facilities services segment. The increase in operating income for the nine months ended September 30, 2018 was due to an increase in gross profit from all of our reportable segments, except for our United States electrical construction and facilities services segment and our United States industrial services segment. The slight decrease in operating margin for the three months ended September 30, 2018 was attributable to a decrease in operating margin within our United States electrical construction and facilities services segment as a result of: (a) a loss incurred on a transportation construction project in the Western region of the United States, which negatively impacted the Company’s operating margin by 0.2%, and (b) a change in the mix of work as the third quarter of 2017 benefited from numerous telecommunication projects within the commercial market sector that generated higher gross profit margins. Operating income and operating margin for the nine months ended September 30, 2017 benefited from the recovery of certain contract costs previously disputed on a project completed in 2016 within our United States mechanical construction and facilities services segment, which resulted in a 0.3% favorable impact on the Company’s operating margin for the nine months ended September 30, 2017.
Operating income of our United States electrical construction and facilities services segment for the three and nine months ended September 30, 2018 was $34.5 million and $106.3 million, respectively, compared to operating income of $46.6 million and $109.7 million for the three and nine months ended September 30, 2017, respectively. The decrease in operating income for both periods was attributable to a decrease in gross profit from transportation, commercial, institutional and healthcare construction projects, partially offset by an increase in gross profit from manufacturing and hospitality construction projects. The decrease in operating income from the transportation market sector was partially due to a loss incurred on a construction project in the Western region of the United States, resulting in part from contract scope issues, which negatively impacted operating income by $4.7 million and $5.5 million for the three and nine months ended September 30, 2018, respectively. The decrease in operating income from the commercial market sector was attributable to the mix of work as both prior year periods benefited from numerous telecommunication projects that generated higher gross project margins. The decrease in operating margin for both periods was partially due to the loss discussed above, which negatively impacted operating margin by 1.1% and 0.5% for the three and nine months ended September 30, 2018, respectively.
Our United States mechanical construction and facilities services segment operating income for the three months ended September 30, 2018 was $58.7 million, a $1.2 million increase compared to operating income of $57.5 million for the three months ended September 30, 2017. Operating income for the nine months ended September 30, 2018 was $155.9 million, a $4.8 million increase compared to operating income of $151.0 million for the nine months ended September 30, 2017. The increase in operating income for both periods was attributable to an increase in gross profit from manufacturing, commercial and hospitality construction projects, partially offset by a decrease in gross profit from water and wastewater and institutional construction projects. A company acquired in 2017 contributed incremental operating income of $1.2 million and $3.2 million, inclusive of $0.2 million and $0.7 million of amortization expense associated with identifiable intangible assets, for the three and nine months ended September 30, 2018, respectively. This segment’s operating income for the nine months ended September 30, 2017 benefited from the recovery of certain contract costs previously disputed on a project completed in 2016, which resulted in $18.1 million of gross profit. The recovery of the disputed contract costs in 2017 discussed above favorably impacted this segment’s operating margin by 0.7% for the nine months ended September 30, 2017.
Operating income of our United States building services segment for the three months ended September 30, 2018 increased by $3.3 million compared to operating income for the three months ended September 30, 2017, and its operating income for the nine months ended September 30, 2018 increased by $8.3 million compared to the nine months ended September 30, 2017. The increase in operating income for both periods was primarily attributable to increases in operating income from: (a) our government site-based services operations, partially as a result of new contract awards, and (b) our energy services operations, due to large project activity. Additionally, companies acquired in 2018 and 2017 within our mobile mechanical services operations, contributed incremental operating income of $0.5 million and $1.5 million, inclusive of $0.4 million and $0.9 million of amortization expense associated with identifiable intangible assets, for the three and nine months ended September 30, 2018, respectively. The increase in operating margin for the three and nine months ended September 30, 2018 was partially attributable to a decrease in the ratio of selling, general and administrative expenses to revenues, resulting in part from a decrease in the provision for doubtful accounts.
Our United States industrial services segment operating income for the three months ended September 30, 2018 was $8.2 million compared to an operating loss of $4.8 million for the three months ended September 30, 2017. Operating income for the nine months ended September 30, 2018 was $12.7 million compared to operating income of $16.6 million for the nine months ended September 30, 2017. The increase in operating income for the three months ended September 30, 2018 was due to an increase in demand and improved operating performance within both our field and shop services operations, as the third quarter of 2017 was negatively impacted by Hurricane Harvey. The decrease in operating income for the nine months ended September 30, 2018 was attributable to a reduction in large turnaround projects within our field services operations, partially due to the impact of Hurricane Harvey, which altered the timing of previously scheduled maintenance activities with our customers during the first half of 2018. In addition, gross profit was negatively impacted by the mix of work in our field services operations, which included a higher percentage of small capital projects that generate lower gross profit margins than our typical turnaround work. The decrease in operating income from our field services operations for the nine months ended September 30, 2018 was partially offset by an increase in operating income from our shop services operations, due to an increase in demand for new build heat exchangers. The increase in operating margin for the three months ended September 30, 2018 was attributable to an increase in gross profit margin and a decrease in the ratio of selling, general and administrative expenses to revenues. The decrease in operating margin for the nine months ended September 30, 2018 was attributable to a decrease in gross profit margin.
Our United Kingdom building services segment operating income was $4.5 million for the three months ended September 30, 2018 compared to operating income of $3.4 million for the three months ended September 30, 2017. Operating income was $12.8 million for the nine months ended September 30, 2018 compared to operating income of $7.7 million for the nine months ended September 30, 2017. Operating income for both periods increased primarily due to an increase in gross profit from project activity with existing customers. In addition, the results for the nine months ended September 30, 2018 benefited from an increase in gross profit from new contract awards within the commercial, institutional and water and wastewater market sectors. This segment’s results included an increase in operating income of $0.7 million for the nine months ended September 30, 2018 relating to the effect of favorable exchange rates for the British pound versus the United States dollar. The increase in operating margin for the three and nine months ended September 30, 2018 was primarily attributable to a decrease in SG&A margin.
Our corporate administration operating loss for the three months ended September 30, 2018 was $23.1 million compared to $22.6 million for the three months ended September 30, 2017. Our corporate administration operating loss for the nine months ended September 30, 2018 was $65.5 million compared to $63.8 million for the nine months ended September 30, 2017. The increase in corporate administration expenses for the three and nine months ended September 30, 2018 was due to an increase in information technology costs.
Interest expense for the three months ended September 30, 2018 and 2017 was $3.6 million and $3.3 million, respectively. Interest expense for the nine months ended September 30, 2018 and 2017 was $10.0 million and $9.5 million, respectively. Interest income for the three months ended September 30, 2018 and 2017 was $0.9 million and $0.3 million, respectively. Interest income for the nine months ended September 30, 2018 and 2017 was $2.0 million and $0.6 million, respectively. The increases in interest expense and interest income for both periods resulted from higher interest rates. The increase in interest expense was partially offset by the impact of reduced average outstanding borrowings.
For the three months ended September 30, 2018 and 2017, our income tax provision from continuing operations was $29.7 million and $38.6 million, respectively, based on an effective income tax rate, before discrete items and less amounts attributable to noncontrolling interests, of 27.7% and 37.1%, respectively. The actual income tax rate on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended September 30, 2018 and 2017, inclusive of discrete items, was 27.1% and 37.3%, respectively. For the nine months ended September 30, 2018 and 2017, our income tax provision from continuing operations was $76.9 million and $98.5 million, respectively, based on an effective income tax rate, before discrete items and less amounts attributable to noncontrolling interests, of 27.7% and 37.4%, respectively. The actual income tax rate on income from continuing operations, less amounts attributable to noncontrolling interests, for the nine months ended September 30, 2018 and 2017, inclusive of discrete items, was 27.1% and 36.0%, respectively. The decrease in the 2018 income tax provision and the 2018 actual income tax rate on income from continuing operations was primarily due to the enactment of the Tax Act.
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

	September 30, 2018	% of Total	June 30, 2018	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,181,620	30%	$1,037,796	28%
United States mechanical construction and facilities services	2,152,271	54%	1,970,393	54%
United States building services	434,386	11%	451,960	12%
United States industrial services	74,659	2%	82,640	2%
Total United States operations	3,842,936	97%	3,542,789	96%
United Kingdom building services	126,732	3%	130,342	4%
Total worldwide operations	$3,969,668	100%	$3,673,131	100%
Our remaining performance obligations at September 30, 2018 were $3.97 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time as the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made.
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

Our remaining performance obligations at September 30, 2018 were $3.97 billion compared to $3.67 billion at June 30, 2018. The increase in remaining performance obligations at September 30, 2018 was attributable to an increase in remaining performance obligations from our domestic construction segments.
Liquidity and Capital Resources
The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the nine months ended September 30,
	2018	2017
Net cash provided by operating activities	$65,892	$238,323
Net cash used in investing activities	$(56,871)	$(106,712)
Net cash used in financing activities	$(120,083)	$(118,624)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(1,985)	$2,931
Our consolidated cash balance, including cash equivalents and restricted cash, decreased by approximately $113.0 million from $469.4 million at December 31, 2017 to $356.3 million at September 30, 2018. Net cash provided by operating activities for the nine months ended September 30, 2018 was $65.9 million compared to net cash provided by operating activities of $238.3 million for the nine months ended September 30, 2017. The reduction in cash flows from operating activities was primarily due to: (a) timing of cash receipts from our customers, including payments of advanced billings on our long-term construction contracts and (b) an increase in payments for incentive awards, partially offset by an increase in net income. Net cash used in investing activities was $56.9 million for the nine months ended September 30, 2018 compared to net cash used in investing activities of $106.7 million for the nine months ended September 30, 2017. The decrease in net cash used in investing activities was primarily due to a reduction in payments for acquisitions of businesses. Net cash flows from financing activities for the nine months ended September 30, 2018 increased by approximately $1.5 million compared to the nine months ended September 30, 2017. The increase in net cash used in financing activities was primarily due to payments for contingent consideration arrangements. Cash flows from discontinued operations were immaterial and are not expected to significantly affect future liquidity.
The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving credit facility (including interest at 3.24%) (1)	$27.3	$0.8	$26.5	$—	$—
Term loan (including interest at 3.39%) (1)	298.2	24.4	273.8	—	—
Capital lease obligations	4.4	1.9	2.1	0.4	—
Operating leases	306.7	76.8	120.8	65.0	44.1
Open purchase obligations (2)	1,195.9	935.6	259.8	0.5	—
Other long-term obligations, including current portion (3)	380.2	64.9	305.8	9.5	—
Liabilities related to uncertain income tax positions (4)	0.9	—	—	—	0.9
Total Contractual Obligations	$2,213.6	$1,104.4	$988.8	$75.4	$45.0

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$110.0	$110.0	$—	$—	$—

 _________

(1)
On August 3, 2016, we entered into a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”). As of September 30, 2018, the amount outstanding under the 2016 Term Loan was $273.4 million. As of September 30, 2018, there were borrowings outstanding of $25.0 million under the 2016 Revolving Credit Facility.

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

We have a credit agreement dated as of August 3, 2016, which provides for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of September 30, 2018 and December 31, 2017. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.15% of the unused amount as of September 30, 2018. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (2.24% and 2.39% at September 30, 2018 for our 2016 Revolving Credit Facility and our 2016 Term Loan, respectively) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (5.25% at September 30, 2018), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rates in effect at September 30, 2018 were 3.24% and 3.39% for our 2016 Revolving Credit Facility and our 2016 Term Loan, respectively. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. The 2016 Term Loan previously required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ended March 31, 2017, our required quarterly payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of September 30, 2018 and December 31, 2017, the balance of the 2016 Term Loan was $273.4 million and $284.8 million, respectively. As of September 30, 2018 and December 31, 2017, we had approximately $110.0 million and $110.1 million of letters of credit outstanding, respectively. There were $25.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of September 30, 2018 and December 31, 2017.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts and, accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2018, based on the percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.1 billion. Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.

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
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014, October 28, 2015 and October 25, 2017, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million, $200.0 million and $100.0 million of our outstanding common stock, respectively. During 2018, we have repurchased 1,264,853 shares of our common stock for approximately $95.6 million. Since the inception of the repurchase programs through September 30, 2018, we have repurchased approximately 14.1 million shares of our common stock for approximately $670.9 million. As of September 30, 2018, there remained authorization for us to repurchase approximately $79.1 million of our shares. Subsequent to September 30, 2018, our Board of Directors authorized us to repurchase up to an additional $200.0 million of our outstanding common stock. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2016 Credit Agreement, placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
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
Certain Insurance Matters
As of September 30, 2018 and December 31, 2017, we utilized approximately $109.9 million and $109.7 million, respectively, of letters of credit obtained under our 2016 Revolving Credit Facility as collateral for our insurance obligations.
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
For our construction contracts, revenue is generally recognized over time as our performance creates or enhances an asset that the customer controls as it is created or enhanced. Our fixed price construction projects generally use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. For our unit price construction contracts, progress towards complete satisfaction is measured through an output method, such as the amount of units produced or delivered, as this method most faithfully depicts the transfer of control to the customer.
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
The timing of revenue recognition for the manufacturing of new build heat exchangers within our United States industrial services segment depends on the payment terms of the contract, as our performance does not create an asset with an alternative use to us. For those contracts for which we have a right to payment for performance completed to date at all times throughout our performance, inclusive of a cancellation, we recognize revenue over time. These performance obligations use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. However, for those contracts for which we do not have a right, at all times, to payment for performance completed to date, we recognize revenue at the point in time when control is transferred to the customer. For bill-and-hold arrangements, revenue is recognized when the customer obtains control of the heat exchanger, which may be prior to shipping, if the criteria of ASC 606 are met.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. During the three and nine months ended September 30, 2018, we recognized losses of $4.7 million and $5.5 million, respectively, related to a change in total estimated costs on a transportation project within our United States electrical construction and facilities services segment, resulting in part from contract scope issues. There were no other changes in total estimated costs that resulted in a significant impact to our operating results for the three and nine months ended September 30, 2018 and 2017.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our long-term construction projects when revenues recognized under the cost-to-cost measure of progress exceed the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of our time and materials arrangements, as well as our contracts to perform turnaround services within the United States industrial services segment, are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded, as revenue is recognized in advance of billings. Also included in contract assets are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to both scope and/or price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Condensed Consolidated Balance Sheets.
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
Accounts Receivable
Accounts receivable are recognized in the period we deliver goods or provide services to our customers or when our right to consideration is unconditional. We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. At September 30, 2018 and December 31, 2017, our accounts receivable of $1,715.5 million and $1,607.9 million, respectively, included allowances for doubtful accounts of $15.9 million and $17.2 million, respectively. The decrease in our allowance for doubtful accounts was primarily due to the write-off of previously reserved accounts receivable. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability and property claims increased by $5.8 million for the nine months ended September 30, 2018 compared to the year ended December 31, 2017, primarily due to a change in the actuarial assumptions for the most recent policy year. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability and property claims had increased by 10%, it would have resulted in $16.3 million of additional expense for the nine months ended September 30, 2018.
Income Taxes
We had net deferred income tax liabilities at September 30, 2018 and December 31, 2017 of $69.9 million and $64.7 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liabilities are $101.6 million and $105.6 million of deferred income tax assets as of September 30, 2018 and December 31, 2017, respectively. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of September 30, 2018 and December 31, 2017, the total valuation allowance on deferred income tax assets, related to state net operating carryforwards, was approximately $4.0 million.
Goodwill and Identifiable Intangible Assets
As of September 30, 2018, we had $978.2 million and $471.4 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), arising out of the acquisition of companies. As of December 31, 2017, goodwill and net identifiable intangible assets were $964.9 million and $495.0 million, respectively. As of September 30, 2018, approximately 33.4% of our goodwill related to our United States industrial services segment, approximately 26.2% related to our United States mechanical construction and facilities services segment, approximately 27.5% related to our United States building services segment, and approximately 12.9% related to our United States electrical construction and facilities services segment. The changes to goodwill since December 31, 2017 were related to two acquisitions in 2018 and a purchase price adjustment related to a prior acquisition. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) requires that goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
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
During our annual impairment testing procedures as of October 1, 2017, and as a result of continued adverse market conditions, we tempered our expectations regarding the strength of a near-term recovery within our United States industrial services segment. As a result of our revised projections, the fair value of this segment fell short of its carrying value of $666.7 million and resulted in the recognition of a non-cash impairment charge of $57.5 million during the fourth quarter of 2017. No impairment of our goodwill was recognized during the three and nine months ended September 30, 2018 and 2017.
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
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. No impairment of our indefinite-lived trade names was recognized during the three and nine months ended September 30, 2018 and 2017.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. During the second quarter of 2018, we recorded a $0.9 million non-cash impairment charge associated with a finite-lived trade name within our United States industrial services segment. No additional impairment of our other identifiable intangible assets was recognized during the three and nine months ended September 30, 2018 and 2017.
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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the nine months ended September 30, 2018, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2016 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2016 Credit Agreement bear interest at variable rates. As of September 30, 2018, there were borrowings of $25.0 million outstanding under the 2016 Revolving Credit Facility and the balance of the 2016 Term Loan was $273.4 million. This instrument bears interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (2.24% and 2.39% at September 30, 2018 for our 2016 Revolving Credit Facility and our 2016 Term Loan, respectively) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (5.25% at September 30, 2018), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rates in effect at September 30, 2018 were 3.24% and 3.39% for our 2016 Revolving Credit Facility and our 2016 Term Loan, respectively. Based on the $298.4 million borrowings outstanding under the 2016 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $2.2 million in the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $2.2 million in the next twelve months. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. The 2016 Credit Agreement expires on August 3, 2021. There is no guarantee that we will be able to renew the 2016 Credit Agreement at its expiration.
We are also exposed to construction market risk and its potential related impact on accounts receivable or contract assets on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, we believe we take appropriate action to manage market and other risks, but there is no assurance that we will be able to reasonably identify all risks with respect to the collectibility of these assets. See also the previous discussions of Revenue Recognition from Contracts with our Customers and Accounts Receivable under the heading, “Application of Critical Accounting Policies” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded as accumulated other comprehensive (loss) income, a component of equity, in the Condensed Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies may have on our consolidated results of operations is limited because our foreign operations primarily invoice customers and collect obligations in their respective local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in their same local currencies.
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
ITEM 4.   CONTROLS AND PROCEDURES.
Based on an evaluation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Securities Exchange Act of 1934), our Chairman, President and Chief Executive Officer, Anthony J. Guzzi, and our Executive Vice President and Chief Financial Officer, Mark A. Pompa, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchanges Act of 1934) are effective as of the end of the period covered by this report.
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs
July 1, 2018 to July 31, 2018	800	$75.02	800	$114,183,438
August 1, 2018 to August 31, 2018	46,283	$75.97	46,283	$110,667,196
September 1, 2018 to September 30, 2018	421,520	$74.86	421,520	$79,111,924
Total	468,603	$74.97	468,603

(1)
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014, October 28, 2015 and October 25, 2017, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million, $200.0 million and $100.0 million of our outstanding common stock, respectively. As of September 30, 2018, there remained authorization for us to repurchase approximately $79.1 million of our shares. Subsequent to September 30, 2018, our Board of Directors authorized us to repurchase up to an additional $200.0 million of our outstanding common stock. No shares have been repurchased by us since the programs have been announced other than pursuant to these publicly announced programs. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement, placing limitations on such repurchases.

(2)	Excludes 48,388 shares to satisfy minimum tax withholdings for common stock issued under share-based compensation plans.
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
Date: October 25, 2018

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
Exhibit 4(a) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (“September 2016 Form 10-Q”)
4(b)	Fifth Amended and Restated Security Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to the September 2016 Form 10-Q
4(c)	Fifth Amended and Restated Pledge Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to the September 2016 Form 10-Q
4(d)	Fourth Amended and Restated Guaranty Agreement dated as of August 3, 2016 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to the September 2016 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between Sheldon I. Cammaker and EMCOR (“Cammaker Continuity Agreement”)	Exhibit 10(c) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Cammaker Continuity Agreement	Exhibit 10(i) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of March 1, 2007 to Cammaker Continuity Agreement	Exhibit 10(m-3) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(h-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(i-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(i-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(i-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(i-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(j-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(j-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(j-3)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(k-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-2)	Third Amendment to Severance Agreement dated June 4, 2015 between EMCOR and Sheldon I. Cammaker	Exhibit 10(k-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (“June 2015 Form 10-Q”)
10(l-1)	Severance Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio	Exhibit 10(l-1) to the September 2016 Form 10-Q
10(l-2)	Continuity Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio (“Mauricio Continuity Agreement”)	Exhibit 10(l-2) to the September 2016 Form 10-Q
10(l-3)	Amendment dated April 10, 2017 to Mauricio Continuity Agreement	Exhibit 10(l-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10(m-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(m-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(m-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(m-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (“March 2012 Form 10-Q”)
10(m-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10(m-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(m-7)	Fifth Amendment to LTIP	Exhibit 10(l-7) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”)
10(m-8)	Sixth Amendment to LTIP	Exhibit 10(l-8) to 2015 Form 10-K
10(n)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(o-1)	Amended and Restated 2010 Incentive Plan	Exhibit 10(q-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10(o-2)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(o-3)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K
10(p)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(q)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(r)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(s)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(t)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“June 2012 Form 10-Q”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(u)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2014
10(v)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(w)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(x)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(y)	Restricted Stock Unit Award Agreement dated October 23, 2013 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to 2013 Form 10-K
10(z)	Restricted Stock Unit Award Agreement dated June 11, 2014 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014
10(a)(a)	Restricted Stock Unit Award Agreement dated June 11, 2015 between EMCOR and Stephen W. Bershad	Exhibit 10(f)(f) to the June 30, 2015 Form 10-Q
10(b)(b)	Restricted Stock Unit Award Agreement dated October 29, 2015 between EMCOR and Steven B. Schwarzwaelder	Exhibit 10.1 to Form 8-K (Date of Report October 30, 2015)
10(c)(c)	Restricted Stock Unit Award Agreement dated June 2, 2016 between EMCOR and Stephen W. Bershad	Exhibit 10(c)(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016
10(d)(d)	Executive Compensation Recoupment Policy	Exhibit 10(h)(h) to 2015 Form 10-K
10(e)(e)	Restricted Stock Unit Award Agreement dated June 30, 2017 between EMCOR and Mark A. Pompa	Exhibit 10(f)(f) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
11	Computation of Basic EPS and Diluted EPS for the three and nine months ended September 30, 2018 and 2017	Note 6 of the Notes to the Condensed Consolidated Financial Statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Filed herewith
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Condensed Consolidated Financial Statements.
Filed