Form 10-K
period 2018-12-31
EMCOR GROUP INC
filed 2019-02-21
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3,270,000,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the New York Stock Exchange reported for such date. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock (based solely on filings of such 5% holders) have been excluded from such calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of the registrant’s common stock outstanding as of the close of business on February 15, 2019: 55,997,627 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III. Portions of the definitive proxy statement for the 2019 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

[This Page Intentionally Left Blank]

FORWARD-LOOKING STATEMENTS
Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the “Safe Harbor” provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including market share growth, gross profit, project mix, projects with varying profit margins, selling, general and administrative expenses, and trends in our business and other characterizations of future events or circumstances. From time to time, forward-looking statements are also included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our website and in other material released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report, and in our Forms 10-Q for the three months ended March 31, 2018, June 30, 2018 and September 30, 2018 and in other reports filed by us from time to time with the SEC as well as in press releases, in our presentations, on our website and in other material released to the public. Such risks, uncertainties and assumptions are difficult to predict, beyond our control and may turn out to be inaccurate, causing actual results to differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

[This Page Intentionally Left Blank]

PART I

ITEM 1. BUSINESS
References to the “Company,” “EMCOR,” “we,” “us,” “our” and similar words refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise.
General
We are one of the largest electrical and mechanical construction and facilities services firms in the United States. In addition, we provide a number of building services and industrial services. In 2018, we had revenues of approximately $8.1 billion. Our services are provided to a broad range of commercial, industrial, utility and institutional customers through approximately 80 operating subsidiaries and joint venture entities. Our executive offices are located at 301 Merritt Seven, Norwalk, Connecticut 06851-1092, and our telephone number at those offices is (203) 849-7800.
We specialize principally in providing construction services relating to electrical and mechanical systems in all types of facilities and in providing various services relating to the operation, maintenance and management of facilities, including refineries and petrochemical plants.
Our electrical and mechanical construction services primarily involve the design, integration, installation, start-up, operation and maintenance, and provision of services relating to:

•	Electric power transmission and distribution systems;

•	Premises electrical and lighting systems;

•	Process instrumentation in the refining, chemical processing, food processing and mining industries;

•	Low-voltage systems, such as fire alarm, security and process control systems;

•	Voice and data communications systems;

•	Roadway and transit lighting and fiber optic lines;

•	Heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems;

•	Fire protection systems;

•	Plumbing, process and high-purity piping systems;

•	Controls and filtration systems;

•	Water and wastewater treatment systems;

•	Central plant heating and cooling systems;

•	Crane and rigging services;

•	Millwright services; and

•	Steel fabrication, erection, and welding services.
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
We provide construction services and building services directly to corporations, municipalities and federal and state governmental entities, owners/developers, and tenants of buildings. We also provide our construction services indirectly by acting as a subcontractor to general contractors, systems suppliers, construction managers, developers, property managers and other subcontractors. Our industrial services are generally provided directly to refineries and petrochemical plants. Worldwide, as of December 31, 2018, we had approximately 33,000 employees.
Our revenues are derived from many different customers in numerous industries, which have operations in several different geographical areas. Of our 2018 revenues, approximately 95% were generated in the United States and approximately 5% were generated in foreign countries, substantially all in the United Kingdom. In 2018, approximately 61% of revenues were derived from our construction operations, approximately 28% of revenues were derived from our building services operations and approximately 11% of revenues were derived from our industrial services operations.
During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for all periods are presented as discontinued operations.
The broad scope of our operations is more particularly described below. For information regarding the revenues, operating income and total assets of each of our segments with respect to each of the last three years, and our revenues and assets attributable to the United States and the United Kingdom for the last three years, see Note 18 - Segment Information of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
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

Our electrical and mechanical construction services primarily involve the design, integration, installation and start-up of, and provision of services relating to: (a) electric power transmission and distribution systems, including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems and related switch gear and controls; (b) premises electrical and lighting systems, including fixtures and controls; (c) process instrumentation in the refining, chemical processing, food processing and mining industries; (d) low-voltage systems, such as fire alarm, security and process control systems; (e) voice and data communications systems, including fiber-optic and low-voltage cabling; (f) roadway and transit lighting and fiber-optic lines; (g) heating, ventilation, air conditioning, refrigeration and clean-room process ventilation systems; (h) fire protection systems; (i) plumbing, process and high-purity piping systems; (j) controls and filtration systems; (k) water and wastewater treatment systems; (l) central plant heating and cooling systems; (m) cranes and rigging; (n) millwrighting; and (o) steel fabrication, erection and welding.
Our electrical and mechanical construction services generally fall into one of three categories: (a) large installation projects with contracts often in the multi-million dollar range that involve construction of manufacturing and commercial buildings and institutional and public works projects or the fit-out of large blocks of space within commercial buildings, (b) large and medium sized capital and maintenance projects for manufacturing, petrochemical, oil, industrial and commercial clients and (c) smaller installation projects typically involving fit-out, renovation and retrofit work.
Our United States electrical and mechanical construction operations accounted for about 61% of our 2018 worldwide revenues. Of such revenues, approximately 39% were generated by our electrical construction operations and approximately 61% were generated by our mechanical construction operations.
We provide electrical and mechanical construction services for both large and small installation and renovation projects. Our largest projects have included those: (a) for institutional purposes (such as educational and correctional facilities and research laboratories); (b) for manufacturing purposes (such as pharmaceutical plants, steel, pulp and paper mills, chemical, food, automotive and semiconductor manufacturing facilities and power generation); (c) for transportation purposes (such as highways, bridges, airports and transit systems); (d) for commercial purposes (such as office buildings, data centers, convention centers, sports stadiums and shopping malls); (e) for hospitality purposes (such as resorts, hotels and gaming facilities); (f) for water and wastewater purposes; (g) for healthcare purposes; (h) for process facilities (such as oil and gas refineries and chemical processing plants); and (i) for oil and gas pipeline compressor stations and terminal and metering facilities. Our largest projects, which typically range in size from $10.0 million up to and occasionally exceeding $150.0 million and are frequently multi-year projects, represented approximately 30% of our worldwide construction services revenues in 2018.
Our projects of less than $10.0 million accounted for approximately 70% of our worldwide construction services revenues in 2018. These projects are typically completed in less than one year. They usually involve electrical and mechanical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use. These projects frequently require electrical and mechanical systems to meet special needs such as critical systems power supply, fire protection systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, new production lines in manufacturing plants, and office arrangements in existing office buildings. They are not usually dependent upon the new construction market. Demand for these projects and types of services is often prompted by the expiration of leases, changes in technology, or changes in the customer’s plant or office layout in the normal course of a customer’s business.
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
Our building services operations, which generated approximately 28% of our 2018 worldwide revenues, provide services to owners, operators, tenants and managers of all types of facilities both on a contractual basis for a specified period of time and on an individual task order basis. Of our 2018 building services revenues, approximately 82% were generated in the United States and approximately 18% were generated in the United Kingdom.
Our building services operations have built upon our traditional electrical and mechanical services operations and our client relationships to expand the scope of services being offered and to develop packages of services for customers on a regional and national basis.
Demand for our building services is often driven by customers’ decisions to focus on their core competencies, customers’ programs to reduce costs, the increasing technical complexity of their facilities and their mechanical, electrical, voice and data and other systems, and the need for increased reliability, especially in electrical and mechanical systems. These trends have led to outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out those activities that support, but are not directly associated with, the customer’s core business. Clients of our building services business include federal and state governments, institutional organizations, utilities, independent power producers, healthcare providers, and major corporations engaged in information technology, telecommunications, pharmaceuticals, financial services, and manufacturing, as well as large retailers and other businesses with geographically dispersed portfolios throughout the United States.
We currently provide building services in a majority of the states in the United States to commercial, industrial, institutional and governmental customers and as part of our operations are responsible for: (a) the oversight of all or most of the facilities operations, including repair and maintenance; (b) servicing, upgrade and retrofit of HVAC, electrical, plumbing and industrial piping and sheet metal systems in existing facilities; (c) interior and exterior services, including floor care and janitorial services, landscaping, lot sweeping and snow removal; (d) diagnostic and solution engineering for building systems and their components; and (e) maintenance and support services to manufacturers and power producers.
We provide building services at a number of preeminent buildings, including those that house the Secret Service, the Federal Deposit Insurance Corporation, the National Foreign Affairs Training Center, and the Department of Health and Human Services, as well as other government facilities, including the NASA Jet Propulsion Laboratory. We also provide building services to a number of military bases, including base operations support services to the Navy National Capital Region and the Army’s Fort Huachuca in Arizona, and are involved in a joint venture providing building services to NASA’s Armstrong Flight Research Center in Edwards, California. The agreements pursuant to which this division provides services to the federal government are frequently for a base period and a number of option years exercisable at the sole discretion of the government, are often subject to renegotiation by the government in terms of scope of services, and are subject to termination by the government prior to the expiration of the applicable term.
Our United Kingdom subsidiary primarily focuses on building services and currently provides a broad range of services under multi-year agreements to public and private sector customers, including utilities, airlines, airports, real estate property managers, manufacturers, governmental agencies and the finance sector.
Our industrial services business, which generated approximately 11% of our 2018 worldwide revenues, is a recognized leader in the refinery turnaround market and has a growing presence in the petrochemical market. Our industrial services business: (a) provides maintenance, repair and cleaning services for highly engineered shell and tube heat exchangers for refineries and petrochemical plants both in the field and at our own shops, including tube and shell repairs, bundle repairs, and extraction services, and (b) designs and manufactures new highly engineered shell and tube heat exchangers. We also perform a broad range of turnaround and maintenance services for critical units of refineries so as to upgrade, repair and maintain them. Such services include turnaround and maintenance services relating to: (i) engineering and planning services in advance of complex refinery turnarounds; (ii) overhaul and maintenance of critical process units (including hydrofluoric alkylation units, fluid catalytic cracking units, coking units, heaters, heat exchangers and related mechanical equipment) during refinery and petrochemical plant shut downs; (iii) replacement and new construction capital projects for refineries and petrochemical plants; and (iv) other related specialty services such as (a) welding (including pipe welding) and fabrication; (b) heater, boiler, and reformer repairs and replacements; converter repair and revamps; and vessel, exchanger and tower services; (c) tower and column repairs in refineries and petrochemical facilities; (d) installation and repair of refractory materials for critical units in process plants so as to protect equipment from corrosion, erosion, and extreme temperatures; and (e) acid-proofing services to protect critical components at refineries from chemical exposure.

Competition
In our construction services, building services and industrial services businesses, we compete with national, regional and local companies, many of which are small, owner-operated entities that carry on their businesses in a limited geographic area, as well as with certain foreign companies.
We believe that the electrical and mechanical construction services industry is highly fragmented and our competition includes thousands of small companies across the United States. In the United States, there are a few public companies focused on providing either electrical and/or mechanical construction services, such as Integrated Electrical Services, Inc., Comfort Systems USA, Inc. and Tutor Perini Corporation. A majority of our revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability and financial strength. Because we have total assets, annual revenues, access to bank credit and surety bonding, and expertise significantly greater than most of our competitors, we believe we have a significant competitive advantage over our competitors in providing electrical and mechanical construction services. Competitive factors in the electrical and mechanical construction services business include: (a) the availability of qualified and/or licensed personnel; (b) reputation for integrity and quality; (c) safety record; (d) cost structure; (e) relationships with customers; (f) geographic diversity; (g) the ability to control project costs; (h) experience in specialized markets; (i) the ability to obtain surety bonding; (j) adequate working capital; (k) access to bank credit; and (l) price. However, there are relatively few significant barriers to entry to several types of our construction services business.
While the building services industry is also highly fragmented, with most competitors operating in a specific geographic region, a number of large United States based corporations such as AECOM Technology Corporation, Johnson Controls, Inc., Fluor Corp., J&J Worldwide Services, Cushman & Wakefield Inc., CB Richard Ellis, Inc., Jones Lang LaSalle Incorporated, Sodexo, Inc., Aramark Corporation and ABM Industries Incorporated are engaged in this field, as are large original equipment manufacturers such as Carrier Corp. and Trane Inc. In addition, we compete with several regional firms serving all or portions of the markets we target, such as Brickman Valley Crest, Inc., Kellermeyer Bergensons Services, Inc., SMS Assist, LLC and Ferandino & Sons, Inc. Our principal services competitors in the United Kingdom include ISS UK Ltd. and MITIE Group plc. The key competitive factors in the building services business include price, service, quality, technical expertise, geographic scope and the availability of qualified personnel and managers. Due to our size, both financial and geographic, and our technical capability and management experience, we believe we are in a strong competitive position in the building services business. However, there are relatively few barriers to entry to most of our building services businesses.
In our industrial services business, we are one of the leading North American providers of maintenance and repair services for, and manufacturing of, highly engineered shell and tube heat exchangers and related equipment and a leader in providing specialized services to refineries and petrochemical plants. The market for providing these services and products to refineries and petrochemical plants is highly fragmented and includes large national industrial services providers, as well as numerous regional companies, including JV Industrial Companies Ltd., Matrix Service Company, Starcon, Turner Industries, Team, Inc., Cust-O-Fab, Dunn Heat, and Wyatt Field Service Company, among others. In the manufacture of heat exchangers, we compete with both U.S. and foreign manufacturers. The key competitive factors in the industrial services market include service, quality, ability to respond quickly, technical expertise, price, safety record and availability of qualified personnel. Due to our technical capabilities, safety record and skilled workforce, we believe that we are in a strong competitive position in the industrial services markets that we serve. Because of the complex tasks associated with turnarounds and the precision required in manufacturing heat exchangers, we believe that the barriers to entry in this business are significant.
Employees
At December 31, 2018, we employed approximately 33,000 people, approximately 57% of whom are represented by various unions pursuant to approximately 400 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.
Remaining Unsatisfied Performance Obligations
Our remaining unsatisfied performance obligations (“remaining performance obligations”) at December 31, 2018 were $3.96 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time as the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made.
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
We estimate that 83% of our remaining performance obligations as of December 31, 2018 will be recognized as revenues during 2019.
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
Our Board of Directors has an audit committee, a compensation and personnel committee and a nominating and corporate governance committee. Each of these committees has a formal charter. We also have Corporate Governance Guidelines, which include guidelines regarding related party transactions, a Code of Ethics for our Chief Executive Officer and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers and Employees. Copies of these charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers or directors, can be obtained free of charge on our website, www.emcorgroup.com.
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
Our business may be adversely affected by significant reductions in government spending or delays or disruptions in the government appropriations process. Some of our businesses derive a significant portion of their revenues from federal, state and local governmental agencies. As a result, reduced or delayed spending by the federal government and/or state and local governments may have a material and adverse impact on our business, financial condition, results of operations and cash flows. Significant reductions in spending aimed at reducing federal, state or local budget deficits, the absence of a bipartisan agreement on the federal government's budget, the impact of sequestration or other changes in budget priorities could result in the deferral, delay, disruption or cancellation of projects or contracts that we might otherwise have sought to perform, personnel reductions or the closure of government facilities and offices. These potential events could impact the level of demand for our services and our ability to execute, complete and receive compensation for our current contracts, or bid for and enter into new contracts with governmental agencies.
An increase in the prices of certain materials used in our businesses and protectionist trade measures could adversely affect our businesses. We are exposed to market risk of increases in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in all of our operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of approximately 11,000 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to such projects. Fluctuations in energy prices as well as in commodity prices of materials, whether resulting from fluctuations in market supply or demand or geopolitical conditions, including an increase in trade protection measures such as tariffs and the disruption, modification or cancellation of multilateral trade agreements, may adversely affect our customers and as a result cause them to curtail the use of our services. Prolonged volatility in the price of oil has caused some of our refinery customers to curtail or delay maintenance or capital projects. Continued volatility in the price of oil may adversely affect some of our refinery customers causing them to defer maintenance and/or capital projects performed by companies in our United States industrial services segment or delay purchases or repairs of heat exchangers that are manufactured and repaired by some of our companies.
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
We are subject to many laws and regulations in the jurisdictions in which we operate; changes to such laws and regulations may result in additional costs and impact our operations. We are committed to upholding the highest standards of corporate governance and legal and ethical compliance. We are subject to many laws and regulations, including various laws and regulations that apply specifically to U.S. public companies. These include the rules and regulations of the New York Stock Exchange, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the various regulations, standards and guidance put forth by the SEC and other governmental agencies to implement those laws. New laws, rules and regulations, or changes to existing laws or their interpretations, could create added legal and financial costs and uncertainty for us. In addition, our United Kingdom operations are subject to laws and regulations that are in some cases different from those of the United Sates, including labor laws such as the U.K. Modern Slavery Act and laws and regulations governing information collected from employees, customers and others, specifically the European Union’s General Data Protection Regulation, which went into effect in May 2018. These laws and regulations, and the economic, financial, political and regulatory impact of the United Kingdom’s decision to leave the European Union, could increase the cost and complexity of doing business in the U.K. and negatively impact our financial position and results of operations. Our efforts to comply with evolving laws, regulations and reporting standards may increase our general and administrative expenses, divert management time and attention or limit our operational flexibility, all of which could have a material adverse effect on our financial position and results of operations. Many of our non-public competitors and competitors operating solely in the U.S. are not subject to these laws and regulations and the related costs and expenses of compliance.
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
Our business may be affected by weather conditions. Adverse weather conditions, particularly during the winter season, could impact our construction services operations as those conditions affect our ability to perform efficient work outdoors in certain regions of the United States, adversely affecting the revenues and profitability of those operations. However, the absence of snow in certain regions of the United States during the winter could also cause us to experience reduced revenues and profitability in our United States building services segment, which has meaningful snow removal operations. In addition, cooler than normal temperatures during the summer months could reduce the need for our services, particularly in our businesses that install or service air conditioning units, and result in reduced revenues and profitability during the period such unseasonal weather conditions persist. Hurricanes and other severe weather may cause our projects to be delayed or canceled by our customers. The increased incidence of severe weather and its related impacts, such as hurricanes, flooding and wildfires, could adversely impact our operations.

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
Our business may be affected by the work environment. We perform our work under a variety of conditions, including but not limited to, difficult terrain, difficult site conditions and busy urban centers where delivery of materials and availability of labor may be impacted, clean-room environments where strict procedures must be followed, and sites which contain harsh or hazardous conditions, especially at chemical plants, refineries and other process facilities. Performing work under these conditions can negatively affect efficiency and, therefore, our profitability.
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
We may be unable to attract and retain skilled employees. Our ability to grow and maintain productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We are dependent upon our project managers and field supervisors who are responsible for managing our projects, and there can be no assurance that any individual will continue in his or her capacity for any particular period of time. The loss of such qualified employees could have an adverse effect on our business. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our business strategy or that labor expenses will not increase as a result of a shortage in the supply of these skilled personnel. The availability and cost of a skilled labor force could be impacted by factors we cannot control, including changes in the unemployment rate, prevailing wage rates, benefit costs and competition for labor from our competitors in the markets we serve. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues.
Our unionized workforce could adversely affect our operations, and we participate in many multiemployer union pension plans which could result in substantial liabilities being incurred. As of December 31, 2018, approximately 57% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. However, only two of our collective bargaining agreements are national or regional in scope, and not all of our collective bargaining agreements expire at the same time. Strikes or work stoppages would adversely impact our relationships with our customers and could have a material adverse effect on our financial position, results of operations and cash flows. We contribute to approximately 200 multiemployer union pension plans based upon wages paid to our union employees that could result in our being responsible for a portion of the unfunded liabilities under such plans. Our potential liability for unfunded liabilities could be material. Under the Employee Retirement Income Security Act, we may become liable for our proportionate share of a multiemployer pension plan’s underfunding if we cease to contribute to that pension plan or significantly reduce the employees in respect of which we make contributions to that pension plan. See Note 15 - Retirement Plans of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information regarding multiemployer plans.
Fluctuating foreign currency exchange rates impact our financial results. We have operations in the United Kingdom, which in 2018 accounted for approximately 5% of our revenues. Our reported financial position and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our United Kingdom operations, which are denominated in local currencies, into the U.S. dollar. It is unclear at this time what effect, if any, the United Kingdom’s potential exit from the European Union may have on such exchange rates.
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
Adverse resolution of litigation and other legal and regulatory proceedings may harm our operating results or financial position. From time to time, we are a party to lawsuits and other legal proceedings, most of which occur in the normal course of our business. These actions and proceedings may involve actual or threatened claims by customers, employees or other third parties for, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage or other general commercial disputes. In addition, we may be subject to class action claims alleging violations of the Fair Labor Standards Act and state wage and hour laws. Litigation and other legal proceedings can be expensive, lengthy and disruptive to normal business operations, and their outcome is inherently uncertain and difficult to accurately predict or quantify. In addition, plaintiffs in many types of actions may seek punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief. An unfavorable resolution of a particular legal proceeding or claim, whether through a settlement, mediation, court judgment or otherwise, could have a material adverse effect on our business, operating results, financial position and cash flows, and in some cases, on our reputation or our ability to obtain projects from customers, including governmental entities. See Item 3. Legal Proceedings and Note 16 - Commitments and Contingencies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, for more information regarding legal proceedings in which we are involved.

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
We are effectively self-insured against many potential liabilities. Although we maintain insurance policies with respect to a broad range of risks, including automobile liability, general liability, workers’ compensation and employee group health, these policies do not cover all possible claims and certain of the policies are subject to large deductibles. Accordingly, we are effectively self-insured for a substantial number of actual and potential claims. In addition, if any of our insurance carriers defaulted on its obligations to provide insurance coverage by reason of its insolvency or for other reasons, our exposure to claims would increase and our profits would be adversely affected. Our estimates for unpaid claims and expenses are based on known facts, historical trends and industry averages, utilizing the assistance of an actuary. The determination of such estimated liabilities and their appropriateness are reviewed and updated at least quarterly. However, these liabilities are difficult to assess and estimate due to many relevant factors, the effects of which are often unknown, including the severity of an injury or damage, the determination of liability in proportion to other parties, the timeliness of reported claims, the effectiveness of our risk management and safety programs and the terms and conditions of our insurance policies. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses, and we believe such accruals are adequate. However, unknown or changing trends, risks or circumstances, such as increases in claims, a weakening economy, increases in medical costs, changes in case law or legislation, or changes in the nature of the work we perform, could render our current estimates and accruals inadequate. In such case, adjustments to our balance sheet may be required and these increased liabilities would be recorded in the period that the experience becomes known. Insurance carriers may be unwilling, in the future, to provide our current levels of coverage without a significant increase in insurance premiums and/or collateral requirements to cover our obligations to them. Increased collateral requirements may be in the form of additional letters of credit and/or cash, and an increase in collateral requirements could significantly reduce our liquidity. If insurance premiums increase, and/or if insurance claims are higher than our estimates, our profitability could be adversely affected.
We may incur liabilities or suffer negative financial impacts relating to occupational, health and safety matters. Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our robust occupational, health and safety programs, many of our businesses involve a high degree of operational risk, and there can be no assurance that we will avoid significant exposure. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability.
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
Our results of operations could be adversely affected as a result of goodwill and other identifiable intangible asset impairments. When we acquire a business, we record an asset called “goodwill” equal to the excess amount paid for the business, including liabilities assumed, over the fair value of the tangible and identifiable intangible assets of the business acquired. The Financial Accounting Standards Board (“FASB”) requires that all business combinations be accounted for using the acquisition method of accounting and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. FASB Accounting Standard Codification (“ASC”) Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”), provides that goodwill and other identifiable intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and identifiable intangible assets that have finite useful lives should continue to be amortized over their useful lives and be tested for impairment whenever facts and circumstances indicate that the carrying values may not be fully recoverable. ASC 350 also provides specific guidance for testing goodwill and other non-amortized identifiable intangible assets for impairment, which we test annually each October 1. ASC 350 requires management to make certain estimates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities. Such fair value is determined using discounted estimated future cash flows. Our development of the present value of future cash flow projections is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins and the weighted average cost of capital, among others. Much of the information used in assessing fair value is outside the control of management, such as interest rates, and these assumptions and estimates can change in future periods. There can be no assurance that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding business plans or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required to record goodwill and/or identifiable intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing on October 1, 2019 or earlier, if an indicator of an impairment is present prior to the quarter in which the annual goodwill impairment test is to be performed. It is not possible at this time to determine if any such impairment charge would result or, if it does, whether such a charge would be material to our results of operations.
Amounts included in our remaining performance obligations may not result in actual revenues or translate into profits. Many contracts are subject to cancellation or suspension on short notice at the discretion of the client, and the contracts in our remaining performance obligations are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contract. Accordingly, there is no assurance that revenue from remaining performance obligations will actually be realized. If our remaining performance obligations fail to materialize, we could experience a decline in profitability, which could result in a deterioration of our financial position and liquidity.
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
We are increasingly dependent on sophisticated information technology systems; disruption, failure or cyber-security breaches of these systems could adversely affect our business and results of operations. We and our customers and third party providers rely on information technology systems, hardware and software to run critical accounting, project management and financial information systems. We rely upon security measures, products and services to secure our information technology systems and the confidential, proprietary and sensitive information they contain. However, our information technology systems and those of our customers and third-party providers could become subject to cyber-attacks, hacking, or other intrusions, failure or damage, which could result in operational disruptions or information misappropriation, such as theft of intellectual property or inappropriate disclosure of customer data or confidential or personal information. In addition, the proper functioning of these systems may be impacted by other causes and circumstances beyond our control, including the decision by software vendors to discontinue further development, integration or long-term software maintenance support for our information systems, or hardware interruption, damage or disruption as a result of power outages, natural disasters, or computer network failures. To the extent that our information technology systems, or those of our customers or third party providers, are disabled for a long period of time, certain key business processes could be interrupted. Any such operational disruptions and/or misappropriation or inappropriate disclosure of information could result in lost or reduced revenues, negative publicity, or business delays that could have a material adverse effect on our business, financial position and results of operations. We may also be required to expend significant resources to protect against the threat of such system disruptions and security breaches or to alleviate problems caused by such disruptions and breaches.
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

	Approximate Square Feet	Lease Expiration Date, Unless Owned
17905 and 18101 S. Broadway Carson, California (b)	68,160	7/31/2020
1168 Fesler Street El Cajon, California (b)	67,560	8/31/2025
22302 Hathaway Avenue Hayward, California (b)	105,000	7/31/2021
4462 Corporate Center Drive Los Alamitos, California (a)	57,863	12/31/2019
3535 Medford Street Los Angeles, California (a)	60,000	5/31/2021
940 Remillard Court San Jose, California (c)	119,560	7/31/2029
55 Gerber Road South Windsor, Connecticut (c)	60,047	12/31/2028
3100 Woodcreek Drive Downers Grove, Illinois (a)	56,551	7/31/2027
2219 Contractors Drive Fort Wayne, Indiana (b)	175,000	7/31/2023
5210 Investment Drive Fort Wayne, Indiana (b)	99,579	10/31/2023
7614 and 7720 Opportunity Drive Fort Wayne, Indiana (b)	144,695	7/31/2026
2655 Garfield Avenue Highland, Indiana (a)	57,765	6/30/2019
4250 Highway 30 St. Gabriel, Louisiana (d)	90,000	Owned
1750 Swisco Road Sulphur, Louisiana (d)	112,000	Owned
111-01 and 111-21 14th Avenue College Point, New York (a)	73,013	2/28/2024
70 Schmitt Boulevard Farmingdale, New York (b)	76,380	7/31/2026
3000 Comfort Court Raleigh, North Carolina (c)	70,000	12/31/2023
6101 and 6025 Triangle Drive Raleigh, North Carolina (b)	53,394	12/31/2024
2900 Newpark Drive Barberton, Ohio (b)	113,663	10/31/2027
16251 SE 98th Avenue Clackamas, Oregon (a)	98,860	12/31/2020
1700 Markley Street Norristown, Pennsylvania (c)	90,767	9/30/2021
6045 East Shelby Drive Memphis, Tennessee (c)	53,618	5/31/2023
937 Pine Street Beaumont, Texas (d)	78,962	Owned

	Approximate Square Feet	Lease Expiration Date, Unless Owned
895 North Main Street Beaumont, Texas (d)	75,000	Owned
410 Flato Road Corpus Christi, Texas (d)	57,000	Owned
5550 Airline Drive and 25 Tidwell Road Houston, Texas (b)	97,936	12/31/2024
12415 Highway 225 La Porte, Texas (d)	78,000	Owned
2455 West 1500 South Salt Lake City, Utah (a)	59,677	4/30/2025
2345 South CCI Way West Valley City, Utah (c)	69,229	8/31/2032
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Anthony J. Guzzi, Age 54; President since October 2004, Chief Executive Officer since January 2011 and Chairman of the Board since June 2018. From October 2004 to January 2011, Mr. Guzzi served as Chief Operating Officer of the Company. From August 2001 until he joined the Company, Mr. Guzzi was President of the North American Distribution and Aftermarket Division of Carrier Corporation (“Carrier”). Carrier is a manufacturer and distributor of commercial and residential HVAC and refrigeration systems and equipment and a provider of aftermarket services and components of its own products and those of other manufacturers in both the HVAC and refrigeration industries.
Mark A. Pompa, Age 54; Executive Vice President and Chief Financial Officer of the Company since April 2006. From June 2003 to April 2006, Mr. Pompa was Senior Vice President-Chief Accounting Officer of the Company, and from June 2003 to January 2007, Mr. Pompa was also Treasurer of the Company. From September 1994 to June 2003, Mr. Pompa was Vice President and Controller of the Company.
R. Kevin Matz, Age 60; Executive Vice President-Shared Services of the Company since December 2007 and Senior Vice President-Shared Services from June 2003 to December 2007. From April 1996 to June 2003, Mr. Matz served as Vice President and Treasurer of the Company and Staff Vice President-Financial Services of the Company from March 1993 to April 1996.
Maxine L. Mauricio, Age 47; Senior Vice President, General Counsel and Secretary of the Company since January 2016. From January 2012 to December 2015, Ms. Mauricio was Vice President and Deputy General Counsel of the Company, and from May 2002 to December 2011, she served as Assistant General Counsel of the Company. Prior to joining the Company, Ms. Mauricio was an associate at Ropes & Gray LLP.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock trades on the New York Stock Exchange under the symbol “EME”.
The following table sets forth high and low sales prices for our common stock for the periods indicated as reported by the New York Stock Exchange:

2018	High	Low
First Quarter	$85.08	$73.26
Second Quarter	$82.04	$72.26
Third Quarter	$81.37	$73.73
Fourth Quarter	$76.18	$57.29

2017	High	Low
First Quarter	$72.88	$59.76
Second Quarter	$69.14	$60.30
Third Quarter	$70.26	$62.15
Fourth Quarter	$84.11	$68.77
Holders. As of February 15, 2019, there were approximately 288 stockholders of record and, as of that date, we estimate there were approximately 41,791 beneficial owners holding our common stock in nominee or “street” name.
Dividends. We have paid quarterly dividends since October 25, 2011. We expect that such quarterly dividends will be paid in the foreseeable future. Prior to October 25, 2011, no cash dividends had been paid on the Company’s common stock. We currently pay a regular quarterly dividend of $0.08 per share. Our 2016 Credit Agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay a quarterly dividend of $0.08 per share for the foreseeable future. See Note 10 - Debt of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further information regarding our 2016 Credit Agreement.
Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes, as of December 31, 2018, certain information regarding equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by stockholders. The information in the table and in the notes thereto has been adjusted for stock splits.

	Equity Compensation Plan Information
	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	589,357	(1)	$1.66	(1)	1,327,307	(2)
Equity Compensation Plans Not Approved by Security Holders	—		—		—
Total	589,357		$1.66		1,327,307
_________

(1)
Included within this amount are 549,357 restricted stock units awarded to our non-employee directors and employees. The weighted average exercise price would have been $24.48 had the weighted average exercise price calculation excluded such restricted stock units.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes repurchases of our common stock made by us during the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plan or Programs

October 1, 2018 to October 31, 2018	425,947	$72.48	425,947	$248,237,181
November 1, 2018 to November 30, 2018	279,856	$71.90	279,856	$228,115,562
December 1, 2018 to December 31, 2018	1,096,213	$63.50	1,096,213	$158,506,898
Total	1,802,016	$66.93	1,802,016
_________

(1)
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014, October 28, 2015, October 25, 2017 and October 23, 2018, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million, $200.0 million, $100.0 million and $200.0 million of our outstanding common stock, respectively. As of December 31, 2018, there remained authorization for us to repurchase approximately $158.5 million of our shares. No shares have been repurchased by us since the programs have been announced other than pursuant to these publicly announced programs. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement, placing limitations on such repurchases.

(2)	Excludes 1,416 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data has been derived from our audited financial statements and should be read in conjunction with the consolidated financial statements, the related notes thereto and the report of our independent registered public accounting firm thereon included elsewhere in this and our previously filed annual reports on Form 10-K.
See Note 4 - Acquisitions of Businesses and Note 5 - Disposition of Assets of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for a discussion regarding acquisitions and dispositions. During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for all periods are presented as discontinued operations.
Income Statement Data
(In thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016	2015	2014
Revenues	$8,130,631	$7,686,999	$7,551,524	$6,718,726	$6,424,965
Gross profit	$1,205,453	$1,147,012	$1,037,862	$944,479	$907,246
Impairment loss on goodwill and identifiable intangible assets	$907	$57,819	$2,428	$—	$1,471
Gain on sale of building	$—	$—	$—	$—	$11,749
Operating income	$403,083	$328,902	$306,929	$285,336	$289,342
Net income attributable to EMCOR Group, Inc.	$283,531	$227,196	$181,935	$172,286	$168,664

Basic earnings (loss) per common share:
From continuing operations	$4.92	$3.85	$3.05	$2.74	$2.61
From discontinued operations	(0.04)	(0.01)	(0.05)	(0.00)	(0.07)
	$4.88	$3.84	$3.00	$2.74	$2.54

Diluted earnings (loss) per common share:
From continuing operations	$4.89	$3.83	$3.02	$2.72	$2.59
From discontinued operations	(0.04)	(0.01)	(0.05)	(0.00)	(0.07)
	$4.85	$3.82	$2.97	$2.72	$2.52

Balance Sheet Data (In thousands)
	As of December 31,
	2018	2017	2016	2015	2014
Equity (1)	$1,741,441	$1,674,117	$1,537,942	$1,480,056	$1,429,387
Total assets	$4,088,807	$3,965,904	$3,852,438	$3,506,706	$3,354,558
Goodwill	$990,887	$964,893	$979,628	$843,170	$834,102
Borrowings under revolving credit facility	$25,000	$25,000	$125,000	$—	$—
Term loan, including current maturities	$269,620	$284,810	$300,000	$315,000	$332,500
Other long-term debt, including current maturities	$9	$20	$31	$44	$57
Capital lease obligations, including current maturities	$4,213	$4,571	$3,732	$3,869	$2,883
  _______

(1)
During 2018, we repurchased approximately 3.1 million shares of our common stock for approximately $216.2 million. Since the inception of the repurchase programs in 2011 through December 31, 2018, we have repurchased approximately 15.9 million shares of our common stock for approximately $791.5 million. We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.08 per share, and we expect that quarterly dividends will be paid in the foreseeable future. These transactions result in a reduction of our equity.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We are one of the largest electrical and mechanical construction and facilities services firms in the United States. In addition, we provide a number of building services and industrial services. Our services are provided to a broad range of commercial, industrial, utility and institutional customers through approximately 80 operating subsidiaries and joint venture entities. Our offices are located in the United States and the United Kingdom.
Operating Segments
Our reportable segments reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States building services segment due to changes in our internal reporting structure.
We have the following reportable segments, which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; process instrumentation in the refining, chemical processing, food processing and mining industries; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment; central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom building services. The “United States building services” and “United Kingdom building services” segments principally consist of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities, including commercial and government site-based operations and maintenance; facility maintenance and services, including reception, security and catering services; outage services to utilities and industrial plants; military base operations support services; mobile mechanical maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; and small modification and retrofit projects, which services are not generally related to customers’ construction programs. The “United States industrial services” segment principally consists of those operations which provide industrial maintenance and services, including those for refineries and petrochemical plants, including on-site repairs, maintenance and service of heat exchangers, towers, vessels and piping; design, manufacturing, repair and hydro blast cleaning of shell and tube heat exchangers and related equipment; refinery turnaround planning and engineering services; specialty welding services; overhaul and maintenance of critical process units in refineries and petrochemical plants; and specialty technical services for refineries and petrochemical plants.
2018 versus 2017
Overview
The following table presents selected financial data for the fiscal years ended December 31, 2018 and 2017 (in thousands, except percentages and per share data):

	2018	2017
Revenues	$8,130,631	$7,686,999
Revenues increase from prior year	5.8%	1.8%
Restructuring expenses	$2,306	$1,577
Impairment loss on goodwill and identifiable intangible assets	$907	$57,819
Operating income	$403,083	$328,902
Operating income as a percentage of revenues	5.0%	4.3%
Income from continuing operations	$285,922	$228,050
Net income attributable to EMCOR Group, Inc.	$283,531	$227,196
Diluted earnings per common share from continuing operations	$4.89	$3.83

The results of our operations for 2018 set new company records in terms of revenues, operating income, operating margin (operating income as a percentage of revenues), net income attributable to EMCOR Group, Inc. and diluted earnings per common share from continuing operations. The strong operating results were due to revenue growth within all of our reportable segments and an increase in operating income within the majority of our reportable segments.
Operating income and operating margin increased within all of our domestic reportable segments, except for our United States electrical construction and facilities services segment. The improved operating results were primarily attributable to: (a) our United States industrial services segment, as this segment's results were negatively impacted by Hurricane Harvey during the second half of 2017, and (b) improved operating performance within all divisions of our United States building services segment. The decrease in operating income and operating margin within our United States electrical construction and facilities services segment was attributable to $10.0 million of losses incurred on a transportation construction project in the Western region of the United States, which negatively impacted our consolidated operating margin by 0.1%.
Operating income for 2017 included $57.8 million of non-cash impairment charges, which resulted in a 0.8% negative impact on the Company’s operating margin. The results for 2017 also included the recovery of certain contract costs previously disputed on a project that was completed in 2016 within our United States mechanical construction and facilities services segment, which resulted in $18.1 million of gross profit and favorably impacted consolidated operating margin by 0.2%.
The increase in net income attributable to EMCOR Group, Inc. and diluted earnings per common share from continuing operations in 2018 was due to an increase in operating income and the reduction in the U.S federal corporate tax rate due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”). Our diluted earnings per common share from continuing operations for 2018 additionally benefited from a decrease in the weighted average number of shares outstanding as a result of the continued repurchase of our common stock.
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
We acquired four companies in 2018. Two companies provide mobile mechanical services, one within the Eastern region and the other within the Western region of the United States. The third company is a full service provider of mechanical services within the Southern region of the United States. The results of these three companies have been included in our United States building services segment. The fourth company provides electrical construction and maintenance services for industrial and commercial buildings in North Texas, and its results have been included in our United States electrical construction and facilities services segment.
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
Companies acquired in 2018 and 2017 generated incremental revenues of $90.1 million and incremental operating income of $5.8 million, inclusive of $2.9 million of amortization expense associated with identifiable intangible assets, for the year ended December 31, 2018.

Discussion and Analysis of Results of Operations
Revenues
The following table presents our revenues for each of our operating segments and the approximate percentages that each segment’s revenues were of total revenues for the years ended December 31, 2018 and 2017 (in thousands, except for percentages):

	2018	% of Total	2017	% of Total
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,954,323	24%	$1,829,567	24%
United States mechanical construction and facilities services	3,020,307	37%	2,963,815	39%
United States building services	1,875,485	23%	1,753,703	23%
United States industrial services	865,645	11%	799,169	10%
Total United States operations	7,715,760	95%	7,346,254	96%
United Kingdom building services	414,871	5%	340,745	4%
Total worldwide operations	$8,130,631	100%	$7,686,999	100%

As described in more detail below, revenues for 2018 were $8.1 billion compared to $7.7 billion for 2017. The increase in revenues was attributable to increased revenues from all of our reportable segments. Companies acquired in 2018 and 2017, which are reported in our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment and our United States building services segment, generated incremental revenues of $90.1 million in 2018.
Revenues of our United States electrical construction and facilities services segment were $1,954.3 million for the year ended December 31, 2018 compared to revenues of $1,829.6 million for the year ended December 31, 2017. The increase in revenues was attributable to an increase in activity within all of the market sectors in which we operate, except for the transportation market sector, as we approached substantial completion on several large multi-year transportation construction projects in 2018. In addition, the results for the year ended December 31, 2018 included $20.2 million of incremental revenues generated by a company acquired in 2018.
Our United States mechanical construction and facilities services segment revenues for the year ended December 31, 2018 were $3,020.3 million, a $56.5 million increase compared to revenues of $2,963.8 million for the year ended December 31, 2017. The increase in revenues was primarily attributable to an increase in revenues from commercial and institutional construction projects, partially offset by a decrease in revenues from large projects within the manufacturing market sector. In addition, the results for the year ended December 31, 2018 included $35.3 million of incremental revenues generated by a company acquired in 2017.
Revenues of our United States building services segment were $1,875.5 million and $1,753.7 million in 2018 and 2017, respectively. The increase in revenues was due to: (a) greater project and repair service activities within our mobile mechanical services operations, (b) large project activity within our energy services operations, (c) increased revenues from government site-based operations, partially as a result of additional indefinite-delivery, indefinite-quantity project activity, and (d) an increase in snow removal activity within our commercial site-based services operations. These increases were partially offset by a decrease in revenues due to the loss of certain contracts not renewed pursuant to rebid within our commercial site-based services operations. In addition, the results for the year ended December 31, 2018 included $34.6 million of incremental revenues generated by companies acquired in 2018 and 2017.
Revenues of our United States industrial services segment for the year ended December 31, 2018 increased by $66.5 million compared to the year ended December 31, 2017. The increase in revenues was due to an increase in revenues from both our field and shop services operations. The increase in revenues from our field services operations was due to an increase in turnaround project activity during the second half of 2018 as this division began to recover from the negative impact of Hurricane Harvey, which resulted in the cancellation of previously scheduled turnarounds during 2017 and early 2018. The increase in revenues from our shop services operations was due to increases in demand for new build heat exchangers, as well as our cleaning, repair and maintenance services.
Our United Kingdom building services segment revenues were $414.9 million in 2018 compared to $340.7 million in 2017. The increase in revenues was the result of increased project activity with existing customers and new contract awards within the commercial, institutional and water and wastewater market sectors. This segment’s revenues were positively impacted by $15.2 million related to the effect of favorable exchange rates for the British pound versus the United States dollar.

Cost of sales and Gross profit
The following table presents cost of sales, gross profit (revenues less cost of sales), and gross profit margin (gross profit as a percentage of revenues) for the years ended December 31, 2018 and 2017 (in thousands, except for percentages):

	2018	2017
Cost of sales	$6,925,178	$6,539,987
Gross profit	$1,205,453	$1,147,012
Gross profit margin	14.8%	14.9%
Our gross profit for the year ended December 31, 2018 was $1,205.5 million, a $58.4 million increase compared to gross profit of $1,147.0 million for the year ended December 31, 2017. Our gross profit margin was 14.8% and 14.9% for 2018 and 2017, respectively. The increase in gross profit was attributable to improved operating performance within all of our reportable segments, except for the United States electrical construction and facilities services segment. Gross profit and gross profit margin for the year ended December 31, 2017 were favorably impacted by the recovery of certain contract costs previously disputed on a project that was completed in 2016 within our United States mechanical construction and facilities services segment, resulting in $18.1 million of gross profit and a 0.2% favorable impact on the Company’s 2017 gross profit margin.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) for the years ended December 31, 2018 and 2017 (in thousands, except for percentages):

	2018	2017
Selling, general and administrative expenses	$799,157	$758,714
Selling, general and administrative expenses as a percentage of revenues	9.8%	9.9%
Our selling, general and administrative expenses for the year ended December 31, 2018 were $799.2 million, a $40.4 million increase compared to selling, general and administrative expenses of $758.7 million for the year ended December 31, 2017. Selling, general and administrative expenses as a percentage of revenues were 9.8% and 9.9% for 2018 and 2017, respectively. The increase in selling, general and administrative expenses for the year ended December 31, 2018 included $12.5 million of incremental expenses directly related to companies acquired in 2018 and 2017, including amortization expense attributable to identifiable intangible assets of $1.3 million. In addition to the impact of acquisitions, selling, general and administrative expenses increased due to: (a) an increase in salaries, partially as a result of an increase in headcount due to higher revenues than in the prior year, (b) an increase in incentive compensation expense, due to higher annual operating results than in the prior year , and (c) increases in other selling, general and administrative expenses, such as information technology, consulting and other professional fees. The decrease in SG&A margin for the year ended December 31, 2018 was partially due to a reduction in the provision for doubtful accounts, primarily within our United States electrical construction and facilities services segment and our United States building services segment, as well as an increase in revenues without commensurate increases in our overhead cost structure.
Restructuring expenses
Restructuring expenses, primarily relating to severance obligations, were $2.3 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the balance of restructuring related obligations yet to be paid was $1.6 million and $0.5 million, respectively. The majority of obligations outstanding as of December 31, 2017 were paid during 2018. The majority of obligations outstanding as of December 31, 2018 will be paid throughout 2019 and 2020. No material expenses in connection with restructuring from continuing operations are expected to be incurred during 2019.
Impairment loss on goodwill and identifiable intangible assets
During the second quarter of 2018 and prior to our 2018 annual impairment test on October 1, we recorded a $0.9 million non-cash impairment charge associated with a finite-lived subsidiary trade name within our United States industrial services segment. No additional impairment of our identifiable intangible assets was recognized for the year ended December 31, 2018. Additionally, no impairment of our goodwill was recognized for the year ended December 31, 2018.
In conjunction with our 2017 annual impairment test, we recognized $57.8 million of non-cash impairment charges. Of this amount, $57.5 million related to goodwill within our United States industrial services segment and $0.3 million related to a subsidiary trade name within our United States building services segment. The goodwill impairment primarily resulted from both lower forecasted revenues and operating margins from our United States industrial services segment, which had been adversely affected by poor market conditions, predominately within its shop services operations due to: (a) a prolonged curtailment in capital spending from customers, (b) increased foreign competition and (c) economic uncertainty within certain South American markets which caused us to limit our pursuit of opportunities within such countries.
Operating income (loss)
The following table presents by segment our operating income (loss) and each segment’s operating income (loss) as a percentage of such segment’s revenues from unrelated entities for the years ended December 31, 2018 and 2017 (in thousands, except for percentages):

	2018	% of Segment Revenues	2017	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$139,430	7.1%	$150,001	8.2%
United States mechanical construction and facilities services	219,352	7.3%	212,396	7.2%
United States building services	93,827	5.0%	81,720	4.7%
United States industrial services	28,172	3.3%	19,084	2.4%
Total United States operations	480,781	6.2%	463,201	6.3%
United Kingdom building services	15,930	3.8%	12,905	3.8%
Corporate administration	(90,415)	—	(87,808)	—
Restructuring expenses	(2,306)	—	(1,577)	—
Impairment loss on goodwill and identifiable intangible assets	(907)	—	(57,819)	—
Total worldwide operations	403,083	5.0%	328,902	4.3%
Other corporate items:
Net periodic pension (cost) income	2,743		1,652
Interest expense	(13,544)		(12,770)
Interest income	2,746		965
Income from continuing operations before income taxes	$395,028		$318,749
As described in more detail below, we had operating income of $403.1 million for 2018 compared to operating income of $328.9 million for 2017. Operating margin was 5.0% and 4.3% for 2018 and 2017, respectively. Operating income and operating margin increased within all of our domestic reportable segments, except for our United States electrical construction and facilities services segment. In addition, operating income increased within our United Kingdom building services segment, while operating margin remained flat.
The Company’s operating income and operating margin for the year ended December 31, 2017 included $57.8 million of non-cash impairment charges, which resulted in a 0.8% negative impact on the Company’s operating margin. Operating income and operating margin for the year ended December 31, 2017 benefited from the recovery of certain contract costs previously disputed on a project completed in 2016 within our United States mechanical construction and facilities services segment, which resulted in a 0.2% favorable impact on the Company’s operating margin.
Operating income of our United States electrical construction and facilities services segment for the year ended December 31, 2018 was $139.4 million compared to operating income of $150.0 million for the year ended December 31, 2017. The decrease in operating income was attributable to a decrease in gross profit from institutional and healthcare construction projects, partially offset by an increase in gross profit from manufacturing, hospitality and commercial construction projects. In addition, otherwise strong performance by this segment within the transportation market sector in 2018 was negatively impacted by $10.0 million of losses incurred on a construction project in the Western region of the United States, resulting in part from contract scope issues. The decrease in operating margin was primarily due to the loss discussed above, which negatively impacted this segment’s operating margin by 0.6% for the year ended December 31, 2018.
Our United States mechanical construction and facilities services segment operating income for the year ended December 31, 2018 was $219.4 million, a $7.0 million increase compared to operating income of $212.4 million for the year ended December 31, 2017. The increase in operating income for the year ended December 31, 2018 was attributable to an increase in gross profit from commercial, manufacturing and hospitality construction projects, partially offset by a decrease in gross profit from institutional and water and wastewater construction projects. A company acquired in 2017 contributed incremental operating income of $3.6 million, inclusive of $0.8 million of amortization expense associated with identifiable intangible assets. The increase in operating margin for the year ended December 31, 2018 was attributable to an increase in gross profit margin. This segment’s operating income in 2017 benefited from the recovery of certain contract costs previously disputed on a project completed in 2016, which resulted in $18.1 million of gross profit and favorably impacted this segment’s operating margin by 0.6%.
Operating income of our United States building services segment was $93.8 million and $81.7 million in 2018 and 2017, respectively. The increase in operating income for the year ended December 31, 2018 was due to increases in operating income from: (a) our energy services operations, due to large project activity, (b) our government site-based services operations, partially as a result of an increase in indefinite-delivery, indefinite-quantity project activity, (c) our mobile mechanical services operations, as a result of increases in gross profit from project, service and control activities, and (d) our commercial site-based operations, partially as a result of (i) scope expansion on existing contracts and (ii) an increase in snow removal activities from contracts that are based on a per snow event basis. Additionally, companies acquired in 2018 and 2017 within our mobile mechanical services division, contributed incremental operating income of $2.4 million, inclusive of $1.7 million of amortization expense associated with identifiable intangible assets, for the year ended December 31, 2018. The increase in operating margin for the year ended December 31, 2018 was attributable to an increase in gross profit margin and a decrease in the ratio of selling, general and administrative expenses to revenues.
Operating income of our United States industrial services segment for the year ended December 31, 2018 was $28.2 million, a $9.1 million increase compared to operating income of $19.1 million for the year ended December 31, 2017. The increase in operating income for the year ended December 31, 2018 was attributable to an increase in demand and improved operating performance within both our shop and field services operations. The increase in operating income from our shop services operations was due to increases in demand for new build heat exchangers, as well as our cleaning, repair and maintenance services. The increase in operating income from our field services operations was due to an increase in turnaround project activity during the second half of 2018 as this division began to recover from the negative impact of Hurricane Harvey, which resulted in the cancellation of previously scheduled turnarounds during 2017 and early 2018. The increase in operating margin was attributable to a decrease in the ratio of selling, general and administrative expenses to revenues.
Our United Kingdom building services segment’s operating income for the year ended December 31, 2018 was $15.9 million compared to operating income of $12.9 million for the year ended December 31, 2017. Operating income increased primarily due to an increase in gross profit from project activity with existing customers. In addition, the results for the year ended December 31, 2018 benefited from an increase in gross profit from new contract awards within the commercial, institutional and water and wastewater market sectors. This segment’s results included an increase in operating income of $0.6 million relating to the effect of favorable exchange rates for the British pound versus the United States dollar.
Our corporate administration operating loss was $90.4 million for 2018 compared to $87.8 million in 2017. The increase in corporate administration expenses for the year ended December 31, 2018 was due to an increase in consulting and other professional fees, primarily related to certain information technology and cybersecurity initiatives currently in process.
Non-operating items
Interest expense was $13.5 million and $12.8 million for 2018 and 2017, respectively. Interest income was $2.7 million and $1.0 million for 2018 and 2017, respectively. The increase in interest expense and interest income resulted from higher interest rates. The increase in interest expense was partially offset by the impact of reduced average outstanding borrowings.
For joint ventures that have been accounted for using the consolidation method of accounting, noncontrolling interests represent the allocation of earnings to our joint venture partners who either have a minority-ownership interest in the joint venture or are not at risk for the majority of losses of the joint venture.
Our 2018 income tax provision from continuing operations was $109.1 million compared to $90.7 million for 2017. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the years ended December 31, 2018 and 2017, were 27.6% and 28.5%, respectively. The increase in the 2018 income tax provision was primarily due to increased income before income taxes. The decrease in the 2018 actual income tax rate was due to the net impact of the Tax Act, including the reduction of the U.S. federal corporate tax rate from 35% to 21% in 2018, offset by the benefit associated with the re-measurement of our net deferred tax liability balance in 2017.
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

	December 31, 2018	% of Total	September 30, 2018	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,085,571	27%	$1,181,620	30%
United States mechanical construction and facilities services	2,245,584	57%	2,152,271	54%
United States building services	435,074	11%	434,386	11%
United States industrial services	67,529	2%	74,659	2%
Total United States operations	3,833,758	97%	3,842,936	97%
United Kingdom building services	130,524	3%	126,732	3%
Total worldwide operations	$3,964,282	100%	$3,969,668	100%
Our remaining performance obligations at December 31, 2018 were $3.96 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time as the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made.
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
Our remaining performance obligations at December 31, 2018 were $3.96 billion compared to $3.97 billion at September 30, 2018. The slight decrease in remaining performance obligations at December 31, 2018 was attributable to a decrease in remaining performance obligations from our United States electrical construction and facilities services segment and our United States industrial services segment, partially offset by an increase in remaining performance obligations from our United States mechanical construction and facilities services segment.

2017 versus 2016
Overview
The following table presents selected financial data for the fiscal years ended December 31, 2017 and 2016 (in thousands, except percentages and per share data):

	2017	2016
Revenues	$7,686,999	$7,551,524
Revenues increase from prior year	1.8%	12.4%
Restructuring expenses	$1,577	$1,438
Impairment loss on goodwill and identifiable intangible assets	$57,819	$2,428
Operating income	$328,902	$306,929
Operating income as a percentage of revenues	4.3%	4.1%
Income from continuing operations	$228,050	$185,295
Net income attributable to EMCOR Group, Inc.	$227,196	$181,935
Diluted earnings per common share from continuing operations	$3.83	$3.02
The increase in revenues for 2017 was primarily attributable to incremental revenues of $192.4 million generated by companies acquired in 2017 and 2016, which are reported in our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment and our United States building services segment. Excluding the effect of these acquisitions, revenues for 2017 decreased due to lower revenues from: (a) our United States industrial services segment, due to: (i) a decrease in large project activity from our specialty services offerings within our field services operations, (ii) the negative impact of Hurricane Harvey, which resulted in the deferral and cancellation of previously scheduled turnaround projects, and (iii) our industrial shop services operations and (b) our United States building services segment, primarily attributable to: (i) the loss of certain contracts not renewed pursuant to rebid within our commercial and government site-based services operations and (ii) a reduction in large project activity within their energy services operations. These decreases in revenues were partially offset by an increase in revenues from both of our domestic construction segments and our United Kingdom building services segment.
During 2017, as a result of continued adverse market conditions, we experienced a decrease in demand for the offerings within our United States industrial services segment. Consequently, we recorded a non-cash goodwill impairment charge of $57.5 million during the fourth quarter of 2017.
Operating income and operating margin increased within all of our reportable segments, except for our United States industrial services segment. The overall increase in operating income and operating margin was mainly attributable to the results of our domestic construction segments, which were favorably impacted by an increase in gross profit within the majority of the market sectors in which we operate. In addition, our 2016 operating results were negatively impacted by: (a) $27.9 million of aggregate losses incurred on two construction projects reported within our United States mechanical construction and facilities services segment and (b) $19.4 million of losses incurred on a transportation construction project in the Northeastern region of the United States reported within our United States electrical construction and facilities services segment
Impact of Acquisitions
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

Companies acquired in 2017 and 2016 generated incremental revenues of $192.4 million and incremental operating income of $3.5 million, inclusive of $10.7 million of amortization expense associated with identifiable intangible assets, for the year ended December 31, 2017.
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
Revenues of our United States building services segment were $1,753.7 million and $1,810.2 million in 2017 and 2016, respectively. The decrease in revenues was primarily attributable to: (a) the loss of certain contracts not renewed pursuant to rebid within our commercial and government site-based services operations, (b) a reduction in large project activity within our energy services operations and (c) a reduction in snow removal activities within our commercial site-based services operations. These decreases were partially offset by an increase in revenues from our mobile mechanical services operations as a result of greater project, service and controls activities. The results for the year ended December 31, 2017 included $65.8 million of incremental revenues generated by companies acquired in 2017 and 2016.
Revenues of our United States industrial services segment for the year ended December 31, 2017 decreased by $268.1 million compared to the year ended December 31, 2016. The decrease in revenues was attributable to decreased large project activity from our specialty services offerings within our field services operations, as well as a continued decrease in demand for new build heat exchangers from our shop services operations. In addition, this segment’s revenues were negatively impacted by Hurricane Harvey, which resulted in the deferral and cancellation of previously scheduled turnaround projects. Such decrease in turnaround projects also led to reduced repair work within our shop services operations.
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
Cost of sales and Gross profit
The following table presents cost of sales, gross profit, and gross profit margin for the years ended December 31, 2017 and 2016 (in thousands, except for percentages):

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
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses and SG&A margin, for the years ended December 31, 2017 and 2016 (in thousands, except for percentages):

	2017	2016
Selling, general and administrative expenses	$758,714	$727,067
Selling, general and administrative expenses as a percentage of revenues	9.9%	9.6%
Our selling, general and administrative expenses for the year ended December 31, 2017 were $758.7 million, a $31.6 million increase compared to selling, general and administrative expenses of $727.1 million for the year ended December 31, 2016. Selling, general and administrative expenses as a percentage of revenues were 9.9% and 9.6% for 2017 and 2016, respectively. The increase in selling, general and administrative expenses for the year ended December 31, 2017 included $24.4 million of incremental expenses directly related to companies acquired in 2017 and 2016, including amortization expense attributable to identifiable intangible assets of $3.9 million. In addition to the impact of acquisitions, selling, general and administrative expenses increased due to: (a) an increase in salaries, primarily within our United States mechanical construction and facilities segment, partially as a result of an increase in headcount due to higher revenues compared to the prior year, (b) an increase in incentive compensation expense due to higher annual operating results than in the same prior year period, which resulted in increased accruals for certain of our incentive compensation plans, and (c) an increase in employee healthcare costs. Our selling, general and administrative expenses for the year ended December 31, 2016 included $3.8 million of transaction costs associated with the acquisition of Ardent. The increase in SG&A margin for the year ended December 31, 2017 was due to: (a) unabsorbed overhead costs within our United States industrial services segment due to the deferral and cancellation of certain turnaround activity as a result of Hurricane Harvey and (b) an increase in both the provision for doubtful accounts and employee healthcare costs.
Restructuring expenses
Restructuring expenses, primarily relating to severance obligations, were $1.6 million and $1.4 million for 2017 and 2016, respectively. As of December 31, 2017 and 2016, the balance of restructuring related obligations yet to be paid was $0.5 million and $0.2 million, respectively. The majority of obligations outstanding as of December 31, 2017 and 2016 were paid during 2018 and 2017, respectively.
Impairment loss on goodwill and identifiable intangible assets
In conjunction with our 2017 annual impairment test, we recognized $57.8 million of non-cash impairment charges. Of this amount, $57.5 million related to goodwill within our United States industrial services segment and $0.3 million related to a subsidiary trade name within our United States building services segment. The goodwill impairment primarily resulted from both lower forecasted revenues and operating margins from our United States industrial services segment, which had been adversely affected by poor market conditions, predominately within its shop services operations due to: (a) a prolonged curtailment in capital spending from customers, (b) increased foreign competition and (c) economic uncertainty within certain South American markets which caused us to limit our pursuit of opportunities within such countries.
In conjunction with our 2016 annual impairment test, we recognized a $2.4 million non-cash impairment charge related to a subsidiary trade name within the United States mechanical construction and facilities services segment. The 2016 impairment resulted from a decrease in the hypothetical royalty rate and lower forecasted revenues from a company within this segment. No impairment of our goodwill was recognized for the year ended December 31, 2016.
Operating income (loss)
The following table presents by segment our operating income (loss) and each segment’s operating income (loss) as a percentage of such segment’s revenues from unrelated entities for the years ended December 31, 2017 and 2016 (in thousands, except for percentages):

	2017	% of Segment Revenues	2016	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$150,001	8.2%	$101,761	6.0%
United States mechanical construction and facilities services	212,396	7.2%	132,743	5.0%
United States building services	81,720	4.7%	77,100	4.3%
United States industrial services	19,084	2.4%	77,845	7.3%
Total United States operations	463,201	6.3%	389,449	5.4%
United Kingdom building services	12,905	3.8%	10,086	3.1%
Corporate administration	(87,808)	—	(88,740)	—
Restructuring expenses	(1,577)	—	(1,438)	—
Impairment loss on goodwill and identifiable intangible assets	(57,819)	—	(2,428)	—
Total worldwide operations	328,902	4.3%	306,929	4.1%
Other corporate items:
Net periodic pension (cost) income	1,652		1,529
Interest expense	(12,770)		(12,627)
Interest income	965		663
Income from continuing operations before income taxes	$318,749		$296,494
As described in more detail below, we had operating income of $328.9 million for 2017 compared to operating income of $306.9 million for 2016. Operating margin was 4.3% and 4.1% for 2017 and 2016, respectively. Operating income for the year ended December 31, 2017 included $57.8 million of non-cash impairment charges, which resulted in a 0.8% negative impact on the Company’s operating margin. Operating income and operating margin for the year ended December 31, 2017 benefited from the recovery of certain contract costs previously disputed on a project completed in 2016 within our United States mechanical construction and facilities services segment, which resulted in a 0.2% favorable impact on the Company’s operating margin.
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
Our United States mechanical construction and facilities services segment operating income for the year ended December 31, 2017 was $212.4 million, a $79.7 million increase compared to operating income of $132.7 million for the year ended December 31, 2016. The increase in operating income for the year ended December 31, 2017 was attributable to an increase in gross profit from the majority of the market sectors in which we operate. Additionally, this segment’s operating income benefited from the recovery of certain contract costs previously disputed on a project completed in 2016, which resulted in $18.1 million of gross profit. Companies acquired in 2017 contributed incremental operating income of $2.7 million, inclusive of $8.3 million of amortization expense associated with identifiable intangible assets. The increase in operating margin for the year ended December 31, 2017 was attributable to an increase in gross profit margin. The recovery of the previously disputed contract costs discussed above favorably impacted this segment’s operating margin by 0.6% for the year ended December 31, 2017.
Operating income of our United States building services segment was $81.7 million and $77.1 million in 2017 and 2016, respectively. The increase in operating income for the year ended December 31, 2017 was due to increases in operating income from: (a) our mobile mechanical services operations, as a result of increases in gross profit from project, service and control activities, and (b) our energy services operations. The increase in operating income for our energy services operations primarily resulted from improved project execution, as the results for the year ended December 31, 2016 included a loss incurred on a large project. Additionally, companies acquired in 2017 and 2016 within our mobile mechanical services operations, contributed incremental operating income of $2.6 million, inclusive of $1.5 million of amortization expense associated with identifiable intangible assets, for the year ended December 31, 2017. The increase in operating income for the year ended December 31, 2017 was partially offset by a decrease in gross profit from our commercial site-based services operations partially due to: (a) the loss of certain contracts not renewed pursuant to rebid and (b) a reduction in snow removal activities. The increase in operating margin for the year ended December 31, 2017 was attributable to an increase in gross profit margin.
Operating income of our United States industrial services segment for the year ended December 31, 2017 was $19.1 million, a $58.8 million decrease compared to operating income of $77.8 million for the year ended December 31, 2016. The decrease in operating income for the year ended December 31, 2017 was attributable to a decrease in gross profit from: (a) our specialty services offerings within our field services operations, as a result of reduced large project activity, (b) a decrease in turnaround activity from our field services operations, partially due to Hurricane Harvey, which resulted in the deferral and cancellation of previously scheduled turnaround projects, and (c) the mix of work in our industrial shop services operations, which included fewer repair projects that generate higher gross profit margins. The decrease in operating margin was attributable to a decrease in gross profit margin and an increase in the ratio of selling, general and administrative expenses to revenues. The increase in SG&A margin for the year ended December 31, 2017 was partially the result of unabsorbed overhead costs as a result of project deferrals and cancellations due to Hurricane Harvey and lower specialty services revenues.
Our United Kingdom building services segment’s operating income for the year ended December 31, 2017 was $12.9 million compared to operating income of $10.1 million for the year ended December 31, 2016. Operating income increased primarily due to an increase in gross profit from new contract awards, partially offset by a decrease in gross profit from project activity. This segment’s results included a decrease in operating income of $0.3 million relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The increase in operating margin for the year ended December 31, 2017 was attributable to an increase in gross profit margin and a decrease in SG&A margin.
Our corporate administration operating loss was $87.8 million for 2017 compared to $88.7 million in 2016. The decrease in corporate administration expenses for the year ended December 31, 2017 was primarily due to a decrease in professional fees, as the results for 2016 included $3.8 million of transaction costs associated with the acquisition of Ardent. The decrease was partially offset by an increase in software licensing costs and incentive compensation expense.
Non-operating items
Interest expense was $12.8 million and $12.6 million for 2017 and 2016, respectively. The increase in interest expense was primarily due to increased average outstanding borrowings in 2017 and a higher United States dollar LIBOR rate. Interest income was $1.0 million and $0.7 million for 2017 and 2016, respectively.
Our 2017 income tax provision from continuing operations was $90.7 million compared to $111.2 million for 2016. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the years ended December 31, 2017 and 2016, were 28.5% and 37.5%, respectively. The decrease in the 2017 income tax provision compared to 2016 was predominantly due to the revaluation of the Company’s net deferred tax liability balances as a result of the Tax Act, partially offset by increased income before income taxes.

Liquidity and Capital Resources
The following table presents net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Net cash provided by operating activities	$271,011	$366,049	$262,372
Net cash used in investing activities	$(117,722)	$(138,093)	$(270,671)
Net cash used in financing activities	$(253,042)	$(228,470)	$(9,429)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(3,421)	$3,242	$(6,675)
Our consolidated cash balance, including cash equivalents and restricted cash, decreased by approximately $103.2 million from $469.4 million at December 31, 2017 to $366.2 million at December 31, 2018. Net cash provided by operating activities for 2018 was $271.0 million compared to $366.0 million of net cash provided by operating activities for 2017. The reduction in cash flows from operating activities was primarily due to organic revenue growth, which resulted in increased working capital levels. Net cash used in investing activities was $117.7 million for 2018 compared to net cash used in investing activities of $138.1 million for 2017. The decrease in net cash used in investing activities was primarily due to a reduction in payments for acquisitions of businesses. Net cash used in financing activities for 2018 increased by approximately $24.6 million compared to 2017 primarily due to an increase in funds used for the repurchase of common stock, partially offset by reduced debt repayments compared to the prior year. Cash flows from discontinued operations were immaterial and are not expected to significantly affect future liquidity.
Our consolidated cash balance, including cash equivalents and restricted cash, increased by approximately $2.7 million from $466.7 million at December 31, 2016 to $469.4 million at December 31, 2017. Net cash provided by operating activities for 2017 was $366.0 million compared to $262.4 million of net cash provided by operating activities for 2016. The increase in cash provided by operating activities was primarily due to a $45.0 million increase in net income and improved cash flows from accounts payable. Net cash used in investing activities was $138.1 million for 2017 compared to net cash used in investing activities of $270.7 million for 2016. The decrease in net cash used in investing activities was primarily due to a reduction in payments for acquisitions of businesses. Net cash flows from financing activities for 2017 decreased by approximately $219.0 million compared to 2016 primarily as a result of net borrowings made under our credit agreements in 2016.
The following is a summary of material contractual obligations and other commercial commitments (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving credit facility (including interest at 3.52%) (1)	$27.3	$0.9	$26.4	$—	$—
Term Loan (including interest at 3.52%) (1)	292.9	24.6	268.3	—	—
Capital lease obligations	4.4	2.1	2.0	0.3	—
Operating leases	270.1	55.8	85.9	55.9	72.5
Open purchase obligations (2)	1,200.0	1,008.9	190.4	0.7	—
Other long-term obligations, including current portion (3)	382.4	65.5	307.4	9.5	—
Total Contractual Obligations	$2,177.1	$1,157.8	$880.4	$66.4	$72.5

	Amount of Commitment Expirations by Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$109.0	$109.0	$—	$—	$—

_________

(1)
On August 3, 2016, we entered into a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”). As of December 31, 2018, the amount outstanding under the 2016 Term Loan was $269.6 million. As of December 31, 2018, there were borrowings outstanding of $25.0 million under the 2016 Revolving Credit Facility.

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

We have a credit agreement dated as of August 3, 2016, which provides for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of December 31, 2018 and 2017. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.15% of the unused amount as of December 31, 2018. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (2.52% at December 31, 2018) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (5.50% at December 31, 2018), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at December 31, 2018 was 3.52% . Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. The 2016 Term Loan previously required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ended March 31, 2017, our required quarterly payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of December 31, 2018 and 2017, the balance of the 2016 Term Loan was $269.6 million and $284.8 million, respectively. As of December 31, 2018 and 2017, we had approximately $109.0 million and $110.1 million of letters of credit outstanding, respectively. There were $25.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of December 31, 2018 and 2017.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts and, accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2018, based on the percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.1 billion, which represents approximately 28% of our total remaining performance obligations. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014, October 28, 2015, October 25, 2017 and October 23, 2018, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million, $200.0 million, $100.0 million and $200.0 million of our outstanding common stock, respectively. During 2018, we repurchased approximately 3.1 million shares of our common stock for approximately $216.2 million. Since the inception of the repurchase programs through December 31, 2018 we have repurchased approximately 15.9 million shares of our common stock for approximately $791.5 million. As of December 31, 2018, there remained authorization for us to repurchase approximately $158.5 million of our shares. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2016 Credit Agreement, placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
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
Certain Insurance Matters
As of December 31, 2018 and 2017, we utilized approximately $108.9 million and $109.7 million, respectively, of letters of credit obtained under our 2016 Revolving Credit Facility as collateral for insurance obligations.
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
Application of Critical Accounting Policies
Our consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from contracts with customers; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.
Revenue Recognition from Contracts with Customers
We believe our most critical accounting policy is revenue recognition in accordance with ASC 606. ASC 606 aligns revenue recognition with the timing of when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This core principle is achieved through the application of the following five step model: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations in the contract, and (5) recognize revenue as performance obligations are satisfied.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. During the year ended December 31, 2018, we recognized losses of $10.0 million related to a change in total estimated costs on a transportation project within our United States electrical construction and facilities services segment, resulting in part from contract scope issues. There were no other changes in total estimated costs that resulted in a significant impact to our operating results for the years ended December 31, 2018 and 2017.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our long-term construction projects when revenues recognized under the cost-to-cost measure of progress exceed the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of our time and materials arrangements, as well as our contracts to perform turnaround services within the United States industrial services segment, are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded, as revenue is recognized in advance of billings. Also included in contract assets are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to both scope and/or price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Consolidated Balance Sheets.
As of December 31, 2018 and 2017, contract assets included unbilled revenues for unapproved change orders of approximately $25.2 million and $17.4 million, respectively. As of December 31, 2018 and 2017, there were no claim amounts included within contract assets or accounts receivable. There were contractually billed amounts and retention related to contracts with unapproved change orders and claims of approximately $96.1 million and $57.6 million as of December 31, 2018 and 2017, respectively. For contracts in claim status, contractually billed amounts will generally not be paid by the customer to us until final resolution of related claims.
Contract liabilities from our long-term construction contracts arise when amounts invoiced to our customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advanced payments from our customers on certain contracts. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation and are recorded as either current or long-term, depending upon when we expect to recognize such revenue. The long-term portion of contract liabilities is included in “Other long-term obligations” in the Consolidated Balance Sheets.
See Note 3 - Revenue from Contracts with Customers of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further disclosure regarding revenue recognition.

Accounts Receivable
Accounts receivable are recognized in the period we deliver goods or provide services to our customers or when our right to consideration is unconditional. We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. The provision for doubtful accounts during 2018, 2017 and 2016 amounted to approximately $2.1 million, $7.3 million and $6.2 million, respectively. At December 31, 2018 and 2017, our accounts receivable of $1,773.6 million and $1,607.9 million, respectively, were recorded net of allowances for doubtful accounts of $15.4 million and $17.2 million, respectively. The decrease in our allowance for doubtful accounts was primarily due to the write-off of previously reserved accounts receivable. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on the Consolidated Balance Sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability and property claims increased by $4.7 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to a change in the actuarial assumptions for the most recent policy year. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability and property claims were to increase by 10%, it would have resulted in $16.2 million of additional expense for the year ended December 31, 2018.
Income Taxes
We had net deferred income tax liabilities at December 31, 2018 and 2017 of $70.8 million and $64.7 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liabilities are $104.1 million and $105.6 million of deferred income tax assets as of December 31, 2018 and 2017, respectively. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of December 31, 2018 and 2017, the total valuation allowance on deferred income tax assets, related to state net operating loss carryforwards, was approximately $3.9 million and $3.8 million, respectively. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on our taxable income, which has generally exceeded the amount of our net deferred tax asset balance and projections of future taxable income, we have determined that it is more likely than not that the net deferred income tax assets will be realized.
Goodwill and Identifiable Intangible Assets
As of December 31, 2018, we had $990.9 million and $488.3 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names) arising out of the acquisition of companies. As of December 31, 2017, goodwill and net identifiable intangible assets were $964.9 million and $495.0 million, respectively. As of December 31, 2018, approximately 13.4% of our goodwill related to our United States electrical construction and facilities services segment, approximately 25.9% of our goodwill related to our United States mechanical construction and facilities services segment, approximately 27.7% of our goodwill related to our United States building services segment and approximately 33.0% of our goodwill related to our United States industrial services segment. The changes to goodwill since December 31, 2017 were related to four acquisitions in 2018 and a purchase price adjustment related to an acquisition completed in 2017. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) requires that goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 18, “Segment Information”, of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. In assessing whether our goodwill is impaired, we compare the fair value of the reporting unit to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is impaired and an impairment loss in the amount of the excess is recognized and charged to operations. The fair value of each of our reporting units is generally determined using discounted estimated future cash flows; however, in certain circumstances, consideration is given to a market approach whereby fair value is measured based on a multiple of earnings.
As of the date of our latest impairment test (October 1, 2018), the carrying values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment were approximately $251.2 million, $398.8 million, $499.5 million and $657.5 million, respectively. The fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment exceeded their carrying values by approximately $1,203.0 million, $1,710.9 million, $628.2 million and $81.2 million, respectively.
During our annual impairment testing procedures as of October 1, 2017, and as a result of continued adverse market conditions, we tempered our expectations regarding the strength of a near-term recovery within our United States industrial services segment. As a result of our revised projections, the fair value of this segment fell short of its carrying value resulting in the recognition of a non-cash impairment charge of $57.5 million for the year ended December 31, 2017. For the years ended December 31, 2018 and 2016, no impairment of our goodwill was recognized.
The weighted average cost of capital used in our annual testing for impairment as of October 1, 2018 was 9.8%, 9.7% and 10.5% for our domestic construction segments, our United States building services segment and our United States industrial services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for all of our domestic segments. Unfavorable changes in these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average costs of capital would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment to decrease by approximately $91.7 million, $132.4 million, $71.2 million, and $46.4 million, respectively. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment to decrease by approximately $52.5 million, $74.1 million, $38.3 million, and $23.3 million, respectively.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. For the year ended December 31, 2018, no impairment of our indefinite-lived trade names was recognized. The annual impairment review of our indefinite-lived trade names for the years ended December 31, 2017 and 2016 resulted in $0.3 million and $2.4 million, respectively, of non-cash impairment charges as a result of a change in the fair value of subsidiary trade names associated with certain prior acquisitions reported within our United States building services segment and our United States mechanical construction and facilities services segment, respectively.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. For the year ended December 31, 2018, we recorded a $0.9 million non-cash impairment charge associated with a finite-lived trade name within our United States industrial services segment. For the years ended December 31, 2017 and 2016, no impairment of our other identifiable intangible assets was recognized.

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
Our development of the present value of future cash flow projections used in impairment testing is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins, and weighted average cost of capital, among other considerations. Those assumptions and estimates can change in future periods, and other factors used in assessing fair value are outside the control of management, such as interest rates. There can be no assurance that estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding future business performance or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required to record goodwill and/or identifiable intangible asset impairment charges in future periods.
It is not possible at this time to determine if any future impairment charge will result or, if it does, whether such a charge would be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used any derivative financial instruments during the years ended December 31, 2018 and 2017, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2016 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2016 Credit Agreement bear interest at variable rates. For further information on borrowing rates and interest rate sensitivity, refer to the Liquidity and Capital Resources discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2018, there were borrowings of $25.0 million outstanding under the 2016 Revolving Credit Facility and the balance of the 2016 Term Loan was $269.6 million. Based on the $294.6 million borrowings outstanding under the 2016 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $2.2 million for the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $2.2 million for the next twelve months.
We are also exposed to construction market risk and its potential related impact on accounts receivable or contract assets on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain ongoing discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, we believe we take appropriate action to manage market and other risks, but there is no assurance that we will be able to reasonably identify all risks with respect to the collectibility of these assets. See also the previous discussions of Revenue Recognition from Contracts with Customers and Accounts Receivable under Application of Critical Accounting Policies in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction, building services and industrial services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of approximately 11,000 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material costs could reduce our profitability with respect to projects in progress.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$363,907	$467,430
Accounts receivable, less allowance for doubtful accounts of $15,361 and $17,230, respectively	1,773,620	1,607,922
Contract assets	158,243	122,621
Inventories	42,321	42,724
Prepaid expenses and other	48,116	43,812
Total current assets	2,386,207	2,284,509
Investments, notes and other long-term receivables	2,899	2,309
Property, plant and equipment, net	134,351	127,156
Goodwill	990,887	964,893
Identifiable intangible assets, net	488,286	495,036
Other assets	86,177	92,001
Total assets	$4,088,807	$3,965,904
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$16,013	$15,364
Accounts payable	652,091	567,840
Contract liabilities	552,290	524,156
Accrued payroll and benefits	343,069	322,865
Other accrued expenses and liabilities	170,935	220,727
Total current liabilities	1,734,398	1,650,952
Borrowings under revolving credit facility	25,000	25,000
Long-term debt and capital lease obligations	254,764	269,786
Other long-term obligations	333,204	346,049
Total liabilities	2,347,366	2,291,787
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 60,123,184 and 59,870,980 shares issued, respectively	601	599
Capital surplus	21,103	8,005
Accumulated other comprehensive loss	(87,662)	(94,200)
Retained earnings	2,060,440	1,796,556
Treasury stock, at cost 4,139,421 and 1,072,552 shares, respectively	(253,937)	(37,693)
Total EMCOR Group, Inc. stockholders’ equity	1,740,545	1,673,267
Noncontrolling interests	896	850
Total equity	1,741,441	1,674,117
Total liabilities and equity	$4,088,807	$3,965,904
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31,
(In thousands, except per share data)

	2018	2017	2016
Revenues	$8,130,631	$7,686,999	$7,551,524
Cost of sales	6,925,178	6,539,987	6,513,662
Gross profit	1,205,453	1,147,012	1,037,862
Selling, general and administrative expenses	799,157	758,714	727,067
Restructuring expenses	2,306	1,577	1,438
Impairment loss on goodwill and identifiable intangible assets	907	57,819	2,428
Operating income	403,083	328,902	306,929
Net periodic pension (cost) income	2,743	1,652	1,529
Interest expense	(13,544)	(12,770)	(12,627)
Interest income	2,746	965	663
Income from continuing operations before income taxes	395,028	318,749	296,494
Income tax provision	109,106	90,699	111,199
Income from continuing operations	285,922	228,050	185,295
Loss from discontinued operation, net of income taxes	(2,345)	(857)	(3,142)
Net income including noncontrolling interests	283,577	227,193	182,153
Less: Net (income) loss attributable to noncontrolling interests	(46)	3	(218)
Net income attributable to EMCOR Group, Inc.	$283,531	$227,196	$181,935
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$4.92	$3.85	$3.05
From discontinued operation	(0.04)	(0.01)	(0.05)
Net income attributable to EMCOR Group, Inc. common stockholders	$4.88	$3.84	$3.00
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$4.89	$3.83	$3.02
From discontinued operation	(0.04)	(0.01)	(0.05)
Net income attributable to EMCOR Group, Inc. common stockholders	$4.85	$3.82	$2.97
Dividends declared per common share	$0.32	$0.32	$0.32
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Years Ended December 31,
(In thousands)

	2018	2017	2016
Net income including noncontrolling interests	$283,577	$227,193	$182,153
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,322)	(1,384)	(1,434)
Changes in post retirement plans (1)	7,860	8,887	(23,316)
Other comprehensive income (loss)	6,538	7,503	(24,750)
Comprehensive income	290,115	234,696	157,403
Less: Comprehensive (income) loss attributable to noncontrolling interests	(46)	3	(218)
Comprehensive income attributable to EMCOR Group, Inc.	$290,069	$234,699	$157,185
_________________

(1)	Net of tax (provision) benefit of $(2.1) million, $(1.8) million and $5.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31,
(In thousands)

	2018	2017	2016
Cash flows - operating activities:
Net income including noncontrolling interests	$283,577	$227,193	$182,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,472	39,915	38,881
Amortization of identifiable intangible assets	42,443	48,594	40,908
Provision for doubtful accounts	2,123	7,264	6,194
Deferred income taxes	4,249	(53,358)	(8,108)
Gain on sale of property, plant and equipment	(517)	(1,846)	(330)
Excess tax benefits from share-based compensation	(1,646)	(1,616)	(2,546)
Equity income from unconsolidated entities	(347)	(864)	(1,569)
Non-cash expense for amortization of debt issuance costs	1,186	1,186	1,354
Non-cash expense from contingent consideration arrangements	186	317	—
Non-cash expense for impairment of goodwill and identifiable intangible assets	907	57,819	2,428
Non-cash share-based compensation expense	11,030	9,939	8,902
Non-cash income from changes in unrecognized tax benefits	(72)	(5,641)	(759)
Distributions from unconsolidated entities	3,110	5,506	1,247
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Increase in accounts receivable	(146,101)	(80,514)	(98,773)
(Increase) decrease in inventories	(3,915)	(4,936)	954
(Increase) decrease in contract assets	(30,935)	12,433	(7,851)
Increase in accounts payable	78,554	54,910	13,141
Increase in contract liabilities	20,726	24,695	57,244
(Decrease) increase in accrued payroll and benefits and other accrued expenses and liabilities	(24,715)	24,017	22,659
Changes in other assets and liabilities, net	(7,304)	1,036	6,243
Net cash provided by operating activities	271,011	366,049	262,372
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(72,080)	(107,223)	(232,947)
Proceeds from sale of property, plant and equipment	1,237	4,014	2,023
Purchase of property, plant and equipment	(43,479)	(34,684)	(39,648)
Investments in and advances to unconsolidated entities	(3,484)	(675)	(99)
Distributions from unconsolidated entities	84	475	—
Net cash used in investing activities	(117,722)	(138,093)	(270,671)
Cash flows - financing activities:
Proceeds from revolving credit facility	—	—	220,000
Repayments of revolving credit facility	—	(100,000)	(95,000)
Borrowings from long-term debt	—	—	400,000
Repayments of long-term debt and debt issuance costs	(15,235)	(15,202)	(417,990)
Repayments of capital lease obligations	(1,501)	(1,445)	(1,384)
Dividends paid to stockholders	(18,640)	(18,971)	(19,454)
Repurchase of common stock	(216,244)	(93,166)	(94,221)
Proceeds from exercise of stock options	—	—	741
Taxes paid related to net share settlements of equity awards	(3,848)	(3,462)	(4,225)
Issuance of common stock under employee stock purchase plan	5,765	4,793	4,814
Payments for contingent consideration arrangements	(3,339)	(1,017)	—
Distributions to noncontrolling interests	—	—	(2,710)
Net cash used in financing activities	(253,042)	(228,470)	(9,429)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,421)	3,242	(6,675)
(Decrease) increase in cash, cash equivalents and restricted cash	(103,174)	2,728	(24,403)
Cash, cash equivalents and restricted cash at beginning of year (1)	469,388	466,660	491,063
Cash, cash equivalents and restricted cash at end of period (1)	$366,214	$469,388	$466,660
_________________

(1)
Includes $2.3 million, $2.0 million, $2.0 million and $4.2 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheet as of December 31, 2018, 2017, 2016 and 2015, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
For The Years Ended December 31,
(In thousands)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2015	$1,480,056	$617	$130,369	$(76,953)	$1,432,980	$(10,302)	$3,345
Net income including noncontrolling interests	182,153	—	—	—	181,935	—	218
Other comprehensive loss	(24,750)	—	—	(24,750)	—	—	—
Common stock issued under share-based compensation plans (2)	1,724	4	729	—	991	—	—
Tax withholding for common stock issued under share-based compensation plans	(4,225)	—	(4,225)	—	—	—	—
Common stock issued under employee stock purchase plan	4,814	—	4,814	—	—	—	—
Common stock dividends	(19,454)	—	183	—	(19,637)	—	—
Repurchase of common stock	(88,568)	(15)	(88,553)	—	—	—	—
Distributions to noncontrolling interests	(2,710)	—	—	—	—	—	(2,710)
Share-based compensation expense	8,902	—	8,902	—	—	—	—
Balance, December 31, 2016	$1,537,942	$606	$52,219	$(101,703)	$1,596,269	$(10,302)	$853
Net income including noncontrolling interests	227,193	—	—	—	227,196	—	(3)
Other comprehensive income	7,503	—	—	7,503	—	—	—
Common stock issued under share-based compensation plans	1	2	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,462)	—	(3,462)	—	—	—	—
Common stock issued under employee stock purchase plan	4,793	1	4,792	—	—	—	—
Common stock dividends	(18,971)	—	164	—	(19,135)	—	—
Repurchase of common stock (3)	(90,821)	(10)	(55,646)	—	(7,774)	(27,391)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—
Share-based compensation expense	9,939	—	9,939	—	—	—	—
Balance, December 31, 2017	$1,674,117	$599	$8,005	$(94,200)	$1,796,556	$(37,693)	$850
Net income including noncontrolling interests	283,577	—	—	—	283,531	—	46
Other comprehensive income	6,538	—	—	6,538	—	—	—
Cumulative-effect adjustment (4)	(854)	—	—	—	(854)	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,848)	—	(3,848)	—	—	—	—
Common stock issued under employee stock purchase plan	5,765	1	5,764	—	—	—	—
Common stock dividends	(18,640)	—	153	—	(18,793)	—	—
Repurchase of common stock (3)	(216,244)	—	—	—	—	(216,244)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—
Share-based compensation expense	11,030	—	11,030	—	—	—	—
Balance, December 31, 2018	$1,741,441	$601	$21,103	$(87,662)	$2,060,440	$(253,937)	$896
_________________

(1)
Represents cumulative foreign currency translation and post retirement liability adjustments of $(0.9) million and $(86.8) million, respectively, as of December 31, 2018, $0.5 million and $(94.7) million, respectively, as of December 31, 2017, and $2.1 million and $(103.8) million, respectively, as of December 31, 2016.

(2)
Includes a $1.0 million adjustment to retained earnings to recognize net operating loss carryforwards attributable to excess tax benefits on stock compensation upon the adoption of Accounting Standards Update No. 2016-09.

(3)	Beginning June 1, 2017, shares of common stock repurchased are held as treasury stock by the Company.

(4)	Represents adjustment to retained earnings upon the adoption of Accounting Standards Codification Topic 606.
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - NATURE OF OPERATIONS
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
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Revenue Recognition
The Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) on January 1, 2018. In accordance with ASC 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Refer to Note 3 - Revenue from Contracts with Customers of the notes to consolidated financial statements for additional information.

For the periods presented prior to the adoption of ASC 606, revenues from long-term construction contracts were recognized in accordance with ASC Topic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts”. Revenues from the performance of services for maintenance, repair and retrofit work were recognized consistent with the performance of the services, generally on a pro-rata basis over the life of the contractual arrangement. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers were recognized when the product was shipped and all other revenue recognition criteria were met.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts. This allowance is based upon the best estimate of the probable losses in existing accounts receivable. The Company determines the allowances based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, as well as historical collection and write-off experience. These amounts are re-evaluated and adjusted on a regular basis as additional information is received. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful. At December 31, 2018 and 2017, our accounts receivable of $1,773.6 million and $1,607.9 million, respectively, were recorded net of allowances for doubtful accounts of $15.4 million and $17.2 million, respectively. The provision for doubtful accounts during 2018, 2017 and 2016 amounted to approximately $2.1 million, $7.3 million and $6.2 million, respectively.
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
The carrying values of property, plant and equipment are reviewed for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. In performing this review for recoverability, property, plant and equipment is assessed for possible impairment by comparing their carrying values to their undiscounted net pre-tax cash flows expected to result from the use of the asset. Impaired assets are written down to their fair values, generally determined based on their estimated future discounted cash flows. Based on the results of our testing for the years ended December 31, 2018, 2017 and 2016, no impairment of property, plant and equipment was recognized.
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
Insurance Liabilities
Insurance liabilities for automobile liability, workers’ compensation and general liability claims are determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. At December 31, 2018 and 2017, the estimated current portion of such undiscounted insurance liabilities of $44.6 million and $47.3 million, respectively, were included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” at December 31, 2018 and 2017 were $179.1 million and $173.2 million, respectively. The current portion of anticipated insurance recoveries of $12.6 million and $14.9 million at December 31, 2018 and 2017, respectively, were included in “Prepaid expenses and other” and the non-current portion of anticipated insurance recoveries of $49.3 million and $48.6 million at December 31, 2018 and 2017, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets.
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
New Accounting Pronouncements
On January 1, 2018, we adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We adopted this pronouncement on a modified retrospective basis, and its impact on our financial position and results of operations, as well as required additional disclosures, are included in Note 3 - Revenue from Contracts with Customers. As a result of the adoption of this standard, certain changes have been made to the Consolidated Balance Sheets. The accounts previously named “Costs and estimated earnings in excess of billings on uncompleted contracts” and “Billings in excess of costs and estimated earnings on uncompleted contracts” have been renamed “Contract assets” and “Contract liabilities”, respectively. In addition, for periods beginning after December 31, 2017, amounts representing deferred revenues on services contracts, which were previously included in “Other accrued expenses and liabilities” within the Consolidated Balance Sheets, have been reclassified as “Contract liabilities.”
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
During 2018, we adopted the accounting pronouncement issued by the FASB that modifies the presentation of net periodic pension and post retirement benefit costs within the statement of operations. This guidance requires the components of the net periodic pension and post retirement benefit costs, other than service costs, to be recognized below operating income. This change was applied on a retrospective basis, and such adoption did not have a material impact on our financial position and/or results of operations.
In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. In preparation for adoption, we have performed a process to identify a complete population of our leases, including the review of various contracts to identify whether such arrangements convey the right to control the use of an identified asset. We have additionally implemented new accounting systems, processes,

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

and controls and have drafted revised accounting policies to assist with the adoption of this pronouncement, including the enhanced disclosure requirements. We will adopt this pronouncement on January 1, 2019 utilizing the transition practical expedient added by the FASB which eliminates the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. We will additionally utilize the package of practical expedients permitted under the new standard which, among other things, allows us to not reassess the lease classification for any existing leases. Further, as permitted by the standard, we will make an accounting policy election not to record right-of-use assets or lease liabilities for leases with an initial term of 12 months or less. Instead, consistent with current accounting guidance, we will recognize payments for such leases in the statement of operations on a straight-line basis over the lease term. Upon adoption on January 1, 2019, we estimate this accounting pronouncement will result in the recognition of additional assets and liabilities on our balance sheet of between $200.0 million and $225.0 million. We do not believe the new standard will have an impact on our liquidity or results of operations, and such adoption will not impact our compliance with the various covenants contained within our 2016 Credit Agreement as described in further detail within Note 10 - Debt of the notes to consolidated financial statements.
NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS
In accordance with ASC 606, the Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five steps:
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

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS - (Continued)

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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS - (Continued)

Changes in the estimates of transaction prices are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. For the year ended December 31, 2018, we recognized revenue of $7.3 million associated with the final settlement of contract value for three projects which were completed in prior periods. For the year ended December 31, 2017, we recognized $18.1 million of gross profit associated with the recovery of certain contract costs previously disputed on a project completed in 2016. In addition, for the years ended December 31, 2018 and 2017, there were no significant reversals of revenue recognized associated with the revision of transaction prices.
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

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS - (Continued)

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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. During 2018, we recognized losses of $10.0 million related to a change in total estimated costs on a transportation project within our United States electrical construction and facilities services segment, resulting in part from contract scope issues. There were no other changes in total estimated costs that resulted in a significant impact to our operating results for the years ended December 31, 2018 and 2017.
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide construction services relating to electrical and mechanical systems, as well as to provide a number of building services and industrial services to our customers. Our contracts are with many different customers in numerous industries. Refer to Note 18 - Segment Information of the notes to the consolidated financial statements for additional information on how we disaggregate our revenues by reportable segment, as well as a more complete description of our business.
The following tables provide further disaggregation of our revenues by categories we use to evaluate our financial performance within each of our reportable segments (in thousands):

	2018	% of Total
United States electrical construction and facilities services:
Commercial market sector	$839,045	43%
Institutional market sector	110,046	6%
Hospitality market sector	32,338	2%
Manufacturing market sector	388,157	20%
Healthcare market sector	126,218	6%
Transportation market sector	284,464	14%
Water and wastewater market sector	23,337	1%
Short duration projects (1)	120,109	6%
Service work	34,105	2%
	1,957,819
Less intersegment revenues	(3,496)
Total segment revenues	$1,954,323
 ________

(1)	Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS - (Continued)

	2018	% of Total
United States mechanical construction and facilities services:
Commercial market sector	$1,063,571	35%
Institutional market sector	292,255	9%
Hospitality market sector	93,827	3%
Manufacturing market sector	430,286	14%
Healthcare market sector	241,113	8%
Transportation market sector	19,415	1%
Water and wastewater market sector	176,574	6%
Short duration projects (1)	335,953	11%
Service work	385,671	13%
	3,038,665
Less intersegment revenues	(18,358)
Total segment revenues	$3,020,307
 ________

(1)	Represents those projects which generally are completed within three months or less.

	2018	% of Total
United States building services:
Commercial site-based services	$519,641	28%
Government site-based services	213,677	11%
Mechanical services	1,032,082	55%
Energy services	110,085	6%
Total segment revenues	$1,875,485

United States industrial services:
Field services	$694,994	80%
Shop services	170,651	20%
Total segment revenues	$865,645

Total United States operations	$7,715,760

United Kingdom building services:
Service work	$216,880	52%
Projects & extras	197,991	48%
Total segment revenues	$414,871

Total worldwide operations	$8,130,631

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS - (Continued)

Contract Assets and Contract Liabilities
Accounts receivable are recognized in the period when our right to consideration is unconditional. Accounts receivable are recognized net of an allowance for doubtful accounts. A considerable amount of judgment is required in assessing the likelihood of realization of receivables.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our long-term construction projects when revenues recognized under the cost-to-cost measure of progress exceed the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of our time and materials arrangements, as well as our contracts to perform turnaround services within the United States industrial services segment, are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded, as revenue is recognized in advance of billings. Also included in contract assets are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to both scope and/or price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Consolidated Balance Sheets.
As of December 31, 2018 and 2017, contract assets included unbilled revenues for unapproved change orders of approximately $25.2 million and $17.4 million, respectively. As of December 31, 2018 and 2017, there were no claim amounts included within contract assets or accounts receivable. There were contractually billed amounts and retention related to contracts with unapproved change orders and claims of approximately $96.1 million and $57.6 million as of December 31, 2018 and 2017, respectively. For contracts in claim status, contractually billed amounts will generally not be paid by the customer to us until final resolution of related claims.
Contract liabilities from our long-term construction contracts arise when amounts invoiced to our customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advanced payments from our customers on certain contracts. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation and are recorded as either current or long-term, depending upon when we expect to recognize such revenue. The long-term portion of contract liabilities is included in “Other long-term obligations” in the Consolidated Balance Sheets.
Net contract liabilities consisted of the following (in thousands):

	2018	2017
Contract assets, current	$158,243	$122,621
Contract assets, non-current	—	—
Contract liabilities, current	(552,290)	(524,156)
Contract liabilities, non-current	(2,069)	—
Deferred revenue (1)	—	(47,328)
Net contract liabilities	$(396,116)	$(448,863)
 ________

(1)
Represents deferred revenue on service contracts, which was included in “Accrued expenses and other” and “Other long-term liabilities” in the Consolidated Balance Sheet as of December 31 2017. For the periods after December 31, 2017, these amounts are included within “Contract liabilities.”

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS - (Continued)

Included within net contract liabilities were $359.2 million and $401.5 million of net contract liabilities on uncompleted construction projects as of December 31, 2018 and 2017, respectively, as follows:

	2018	2017
Costs incurred on uncompleted construction contracts	$8,656,642	$8,258,802
Estimated earnings, thereon	1,172,224	1,081,509
	9,828,866	9,340,311
Less: billings to date	10,188,023	9,741,846
	$(359,157)	$(401,535)

The $52.7 million decrease in net contract liabilities for the year ended December 31, 2018 was primarily attributable to the $42.4 million decrease in the net contract liabilities on our uncompleted long-term construction contracts as a result of the completion or substantial completion of certain large projects which were previously billed in advance pursuant to contract terms. Contract assets and contract liabilities increased by approximately $3.8 million and $9.4 million, respectively, as a result of acquisitions made in 2018. There was no significant impairment of contract assets recognized during the period.
Contract Retentions
As of December 31, 2018 and 2017, accounts receivable included $254.6 million and $243.5 million, respectively, of retainage billed under terms of our contracts. These retainage amounts represent amounts which have been contractually invoiced to customers where payments have been partially withheld pending the achievement of certain milestones, satisfaction of other contractual conditions or completion of the project. We estimate that approximately 86% of this retainage will be collected during 2019.
As of December 31, 2018 and 2017, accounts payable included $43.3 million and $41.0 million, respectively, of retainage withheld under terms of our subcontracts. These retainage amounts represent amounts invoiced to the Company by our subcontractors where payments have been partially withheld pending the achievement of certain milestones, satisfaction of other contractual conditions or upon completion of the project. We estimate that approximately 83% of this retainage will be paid during 2019.
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations (in thousands, except for percentages):

	2018	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,085,571	27%
United States mechanical construction and facilities services	2,245,584	57%
United States building services	435,074	11%
United States industrial services	67,529	2%
Total United States operations	3,833,758	97%
United Kingdom building services	130,524	3%
Total worldwide operations	$3,964,282	100%
Our remaining performance obligations at December 31, 2018 were $3.96 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS - (Continued)

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
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$996,524	$89,047
United States mechanical construction and facilities services	1,742,587	502,997
United States building services	424,462	10,612
United States industrial services	67,529	—
Total United States operations	3,231,102	602,656
United Kingdom building services	77,884	52,640
Total worldwide operations	$3,308,986	$655,296

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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS - (Continued)

The impact of our adoption of ASC 606 on the Consolidated Balance Sheet and Consolidated Statement of Operations, as of and for the year ended December 31, 2018 was as follows (in thousands):

	As reported	As adjusted
	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$363,907	$363,907
Accounts receivable	1,773,620	1,778,930
Contract assets	158,243	145,583
Inventories	42,321	54,173
Prepaid expenses and other	48,116	46,687
Total current assets	2,386,207	2,389,280
Investments, notes and other long-term receivables	2,899	2,899
Property, plant and equipment, net	134,351	134,351
Goodwill	990,887	990,887
Identifiable intangible assets, net	488,286	488,286
Other assets	86,177	86,177
Total assets	$4,088,807	$4,091,880
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$16,013	$16,013
Accounts payable	652,091	652,091
Contract liabilities	552,290	511,089
Accrued payroll and benefits	343,069	343,069
Other accrued expenses and liabilities	170,935	219,166
Total current liabilities	1,734,398	1,741,428
Borrowings under revolving credit facility	25,000	25,000
Long-term debt and capital lease obligations	254,764	254,764
Other long-term obligations	333,204	333,204
Total liabilities	2,347,366	2,354,396
Total equity	1,741,441	1,737,484
Total liabilities and equity	$4,088,807	$4,091,880

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS - (Continued)

	As reported	As adjusted
	2018
Revenues	$8,130,631	$8,117,087
Cost of sales	6,925,178	6,918,281
Gross profit	1,205,453	1,198,806
Selling, general and administrative expenses	799,157	799,157
Restructuring expenses	2,306	2,306
Impairment loss on identifiable intangible assets	907	907
Operating income	403,083	396,436
Net periodic pension (cost) income	2,743	2,743
Interest expense	(13,544)	(13,544)
Interest income	2,746	2,746
Income from continuing operations before income taxes	395,028	388,381
Income tax provision	109,106	107,270
Income from continuing operations	285,922	281,111
Loss from discontinued operation, net of income taxes	(2,345)	(2,345)
Net income including noncontrolling interests	283,577	278,766
Less: Net income attributable to noncontrolling interests	(46)	(46)
Net income attributable to EMCOR Group, Inc.	$283,531	$278,720

Basic earnings per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$4.92	$4.84
Diluted earnings per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$4.89	$4.81
The adoption of ASC 606 had no impact on the Company’s cash flows from operations.
The differences between our reported operating results and the pro forma operating results presented in the above tables for the year ended December 31, 2018 primarily related to the previously referenced items identified upon adoption of ASC 606.
NOTE 4 - ACQUISITIONS OF BUSINESSES
Acquisitions are accounted for utilizing the acquisition method of accounting and the prices paid for them are allocated to their respective assets and liabilities based upon the estimated fair value of such assets and liabilities at the dates of their respective acquisition by us.
During 2018, we acquired four companies for a total consideration of $71.3 million. Two companies provide mobile mechanical services, one within the Eastern region and the other within the Western region of the United States. The third company is a full service provider of mechanical services within the Southern region of the United States. The results of these three companies have been included in our United States building services segment. The fourth company provides electrical construction and maintenance services for industrial and commercial buildings in North Texas, and its results have been included in our United States electrical construction and facilities services segment. In connection with these acquisitions, we acquired working capital of $8.6 million and other net assets of $0.2 million and have preliminarily ascribed $25.9 million to goodwill and $36.6 million to identifiable intangible assets. We expect that all of the acquired goodwill will be deductible for tax purposes. The purchase price allocations for the businesses acquired in 2018 are still preliminary and subject to change during their respective measurement periods.
During 2017, we acquired three companies for a total consideration of $111.9 million. One company provides fire protection and alarm services primarily in the Southern region of the United States. The second company provides millwright services for

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACQUISITIONS OF BUSINESSES - (Continued)

manufacturing companies throughout the United States. Both of their results have been included in our United States mechanical construction and facilities services segment. The third company provides mobile mechanical services within the Western region of the United States, and its results have been included in our United States building services segment. In connection with these acquisitions, we acquired working capital of $12.3 million and other net assets of $2.3 million and have ascribed $40.7 million to goodwill and $56.6 million to identifiable intangible assets. We expect that all of the acquired goodwill will be deductible for tax purposes. The purchase price allocations for the businesses acquired in 2017 have been finalized with an insignificant impact.
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
Additionally in 2016, we acquired a company for an immaterial amount. This company provides mobile mechanical services within the Southeastern region of the United States, and its results have been included in our United States building services segment. The purchase price for this acquisition was finalized in 2016.
NOTE 5 - DISPOSITION OF ASSETS
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
The results of discontinued operations are as follows (in thousands):

	For the twelve months ended December 31,
	2018	2017	2016
Revenues	$—	$863	$345
Loss from discontinued operation, net of income taxes	$(2,345)	$(857)	$(3,142)
Diluted loss per share from discontinued operation	$(0.04)	$(0.01)	$(0.05)
The loss from discontinued operations in 2018 was primarily due to the settlement of a previously outstanding legal matter. The loss from discontinued operations in 2017 and 2016 was primarily due to legal costs, as well as the settlement of final contract balances on certain construction projects completed in prior years. The loss from discontinued operations in 2017 was partially offset by revenues recognized upon the settlement of a previously outstanding contract claim.
Included in the Consolidated Balance Sheets at December 31, 2018 and 2017 are the following major classes of assets and liabilities associated with the discontinued operation (in thousands):

	December 31, 2018	December 31, 2017
Assets of discontinued operation:
Current assets	$—	$242

Liabilities of discontinued operation:
Current liabilities	$3,724	$2,811
At December 31, 2018, the liabilities of the discontinued operation consisted of contract retentions, contract warranty obligations and other accrued liabilities that are expected to be fulfilled in the ordinary course of business.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - EARNINGS PER SHARE
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the years ended December 31, 2018, 2017 and 2016 (in thousands, except share and per share data):

	2018	2017	2016
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$285,876	$228,053	$185,077
Loss from discontinued operation, net of income taxes	(2,345)	(857)	(3,142)
Net income attributable to EMCOR Group, Inc. common stockholders	$283,531	$227,196	$181,935
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	58,112,838	59,254,256	60,769,808
Effect of dilutive securities—Share-based awards	330,629	364,713	436,984
Shares used to compute diluted earnings (loss) per common share	58,443,467	59,618,969	61,206,792
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$4.92	$3.85	$3.05
From discontinued operation	(0.04)	(0.01)	(0.05)
Net income attributable to EMCOR Group, Inc. common stockholders	$4.88	$3.84	$3.00
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$4.89	$3.83	$3.02
From discontinued operation	(0.04)	(0.01)	(0.05)
Net income attributable to EMCOR Group, Inc. common stockholders	$4.85	$3.82	$2.97
The number of outstanding share-based awards that were excluded from the computation of diluted EPS for the years ended December 31, 2018, 2017 and 2016 because they would be anti-dilutive were 550, 2,700 and 3,800, respectively.
NOTE 7 - INVENTORIES
Inventories as of December 31, 2018 and 2017 consist of the following amounts (in thousands):

	2018	2017
Raw materials and construction materials	$30,006	$23,924
Work in process	12,315	18,800
Inventories	$42,321	$42,724

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Machinery and equipment	$151,339	$138,592
Vehicles	58,205	55,648
Furniture and fixtures	20,655	20,195
Computer hardware/software	98,415	95,716
Land, buildings and leasehold improvements	97,937	92,145
Construction in progress	14,443	6,779
	440,994	409,075
Accumulated depreciation and amortization	(306,643)	(281,919)
	$134,351	$127,156
Depreciation and amortization expense related to property, plant and equipment, including capital leases, was $38.5 million, $39.9 million and $38.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
NOTE 9 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill at December 31, 2018 and 2017 was approximately $990.9 million and $964.9 million, respectively, and reflects the excess of cost over fair market value of net identifiable assets of companies acquired. Goodwill attributable to companies acquired in 2018 and 2017 has been valued at $25.9 million and $40.7 million, respectively. ASC Topic 805, “Business Combinations” (“ASC 805”) requires that all business combinations be accounted for using the acquisition method and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives, such as trade names, not be amortized, but instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives. As of December 31, 2018, approximately 13.4% of our goodwill related to our United States electrical construction and facilities services segment, approximately 25.9% of our goodwill related to our United States mechanical construction and facilities services segment, approximately 27.7% of our goodwill related to our United States building services segment and approximately 33.0% of our goodwill related to our United States industrial services segment.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 18, “Segment Information”, of the notes to consolidated financial statements. In assessing whether our goodwill is impaired, we compare the fair value of the reporting unit to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is impaired and an impairment loss in the amount of the excess is recognized and charged to operations. The fair value of each of our reporting units is generally determined using discounted estimated future cash flows; however, in certain circumstances, consideration is given to a market approach whereby fair value is measured based on a multiple of earnings.
During our annual impairment testing procedures as of October 1, 2017, we recorded a non-cash impairment charge of $57.5 million for the year ended December 31, 2017 within our United States industrial services segment. For the years ended December 31, 2018 and 2016, no impairment of our goodwill was recognized.
The weighted average cost of capital used in our annual testing for impairment as of October 1, 2018 was 9.8%, 9.7% and 10.5% for our domestic construction segments, our United States building services segment and our United States industrial services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for all of our domestic segments. Unfavorable changes in these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average costs of capital would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment to decrease by approximately $91.7 million, $132.4 million, $71.2 million and $46.4 million, respectively. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair values of our United States electrical construction and facilities

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS - (Continued)

services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment to decrease by approximately $52.5 million, $74.1 million, $38.3 million and $23.3 million, respectively. Given the amounts by which the fair value exceeds the carrying value for each of our domestic segments, the decreases in estimated fair values described above would not have significantly impacted our 2018 impairment test.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. For the year ended December 31, 2018, no impairment of our indefinite-lived trade names was recognized. The annual impairment review of our indefinite-lived trade names for the years ended December 31, 2017 and 2016 resulted in $0.3 million and $2.4 million, respectively, of non-cash impairment charges as a result of a change in the fair value of subsidiary trade names associated with certain prior acquisitions reported within our United States building services segment and our United States mechanical construction and facilities services segment, respectively.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. For the year ended December 31, 2018, we recorded a $0.9 million non-cash impairment charge associated with a finite-lived trade name within our United States industrial services segment. For the years ended December 31, 2017 and 2016, no impairment of our other identifiable intangible assets was recognized.
Our development of the present value of future cash flow projections used in impairment testing is based upon assumptions and estimates by management from a review of our operating results, business plans, anticipated growth rates and margins and weighted average cost of capital, among other considerations. Those assumptions and estimates can change in future periods, and other factors used in assessing fair value are outside the control of management, such as interest rates. There can be no assurance that estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding future business performance or anticipated growth rates and/or margins are not achieved, or there is a rise in interest rates, we may be required to record goodwill and/or identifiable intangible asset impairment charges in future periods. It is not possible at this time to determine if any future impairment charge will result or, if it does, whether such a charge would be material.
The changes in the carrying amount of goodwill by reportable segments during the years ended December 31, 2018 and 2017 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	United States industrial services segment	Total
Balance at December 31, 2016	$123,600	$226,596	$244,793	$384,639	$979,628
Acquisitions, sales and purchase price adjustments	2,107	30,969	9,640	—	42,716
Intersegment transfers	—	(1,300)	1,300	—	—
Impairment	—	—	—	(57,451)	(57,451)
Balance at December 31, 2017	125,707	256,265	255,733	327,188	964,893
Acquisitions, sales and purchase price adjustments	7,500	56	18,438	—	25,994
Balance at December 31, 2018	$133,207	$256,321	$274,171	$327,188	$990,887

The aggregate goodwill balance as of December 31, 2016 included $210.6 million of accumulated impairment charges, which were comprised of $139.5 million within the United States building services segment and $71.1 million within the United States industrial services segment.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS - (Continued)

Identifiable intangible assets as of December 31, 2018 and 2017 consist of the following (in thousands):

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$58,945	$(56,812)	$—	$2,133
Developed technology/Vendor network	95,661	(55,318)	—	40,343
Customer relationships	522,855	(240,073)	(4,834)	277,948
Non-competition agreements	10,220	(10,220)	—	—
Trade names (amortized)	31,148	(20,893)	—	10,255
Trade names (unamortized)	209,840	—	(52,233)	157,607
Total	$928,669	$(383,316)	$(57,067)	$488,286

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$55,545	$(55,229)	$—	$316
Developed technology/Vendor network	95,661	(50,479)	—	45,182
Customer relationships	500,756	(206,319)	(4,834)	289,603
Non-competition agreements	10,220	(10,178)	—	42
Trade names (amortized)	32,848	(19,461)	—	13,387
Trade names (unamortized)	198,739	—	(52,233)	146,506
Total	$893,769	$(341,666)	$(57,067)	$495,036

Identifiable intangible assets attributable to companies acquired in 2018 and 2017 have been valued at $36.6 million and $56.6 million, respectively. See Note 4 - Acquisitions of Businesses of the notes to consolidated financial statements for additional information. The identifiable intangible amounts are amortized on a straight-line basis, as it approximates the pattern in which the economic benefits of the identifiable intangible assets are consumed. The weighted average amortization periods for the unamortized balances remaining are, in the aggregate, approximately 8.75 years, which are comprised of the following: 0.5 years for contract backlog, 8.5 years for developed technology/vendor network, 8.75 years for customer relationships and 11.75 years for trade names.
Amortization expense related to identifiable intangible assets with finite lives was $42.4 million, $48.6 million and $40.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. The following table presents the estimated future amortization expense of identifiable intangible assets in the following years (in thousands):

2019	$42,315
2020	40,000
2021	39,207
2022	37,003
2023	36,065
Thereafter	136,089
$330,679

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - DEBT
Credit Agreement
We have a credit agreement dated as of August 3, 2016, which provides for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of December 31, 2018 and 2017. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.15% of the unused amount as of December 31, 2018. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (2.52% at December 31, 2018) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (5.50% at December 31, 2018), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%.The interest rate in effect at December 31, 2018 was 3.52%. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. The 2016 Term Loan previously required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ended March 31, 2017, our required quarterly payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of December 31, 2018 and 2017, the balance of the 2016 Term Loan was $269.6 million and $284.8 million, respectively. As of December 31, 2018 and 2017, we had approximately $109.0 million and $110.1 million of letters of credit outstanding, respectively. There were $25.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of December 31, 2018 and 2017.
Long-term debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Revolving credit facility	$25,000	$25,000
Term loan, interest payable at varying amounts through 2021	269,620	284,810
Unamortized debt issuance costs	(3,065)	(4,251)
Capitalized lease obligations, at weighted average interest rates from 2.5% to 5.0% payable in varying amounts through 2022	4,213	4,571
Other, payable through 2019	9	20
Total debt	295,777	310,150
Less: current maturities	16,013	15,364
Total long-term debt	$279,764	$294,786
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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018 and 2017 (in thousands):

	Assets at Fair Value as of December 31, 2018
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$363,907	$—	$—	$363,907
Restricted cash (2)	2,307	—	—	2,307
Deferred compensation plan assets (3)	23,124	—	—	23,124
Total	$389,338	$—	$—	$389,338

	Assets at Fair Value as of December 31, 2017
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$467,430	$—	$—	$467,430
Restricted cash (2)	1,958	—	—	1,958
Deferred compensation plan assets (3)	22,054	—	—	22,054
Total	$491,442	$—	$—	$491,442
_________________

(1)
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, which are Level 1 assets. At December 31, 2018 and 2017, we had $161.3 million and $194.2 million, respectively, in money market funds.

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
NOTE 12 - INCOME TAXES
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%, eliminating certain deductions including the domestic manufacturing deduction, providing additional limitations on deductions for executive compensation, imposing a mandatory one-time transition tax on accumulated earnings from certain foreign subsidiaries and creating new taxes on certain foreign sourced earnings. The Tax Act also extended the option to claim accelerated depreciation deductions by allowing companies to fully deduct qualified property in the year such property is placed in service.
We estimated the enactment date effects of the Tax Act and recorded provisional amounts in our 2017 consolidated financial statements in accordance with Staff Accounting Bulletin No. 118. As a result of the reduction of the U.S. corporate tax rate to 21%, U.S. generally accepted accounting principles required a re-measurement of our deferred tax assets and liabilities as of the date of enactment. As such, the Company’s net federal and state deferred tax liability balances were reduced by approximately $39.3 million, which was recorded as a reduction of income tax expense in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017. We finalized our accounting for the income tax effects of the Tax Act during 2018 with an insignificant impact. As part of such analysis, the Company has concluded that it is not subject to the one-time transition tax

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES - (Continued)

referenced above. We will continue to monitor for potential future changes in certain state and local tax regulations resulting from the Tax Act which may have an impact on our consolidated income tax provision.
For the years ended December 31, 2018, 2017 and 2016, our income tax provision was calculated based on income from continuing operations before income taxes as follows: (in thousands):

	2018	2017	2016
United States	$375,408	$303,854	$283,904
Foreign	19,620	14,895	12,590
	$395,028	$318,749	$296,494
The income tax provision in the accompanying Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016 consisted of the following (in thousands):

	2018	2017	2016
Current:
Federal provision	$75,405	$120,317	$95,171
State and local provisions	28,063	23,496	23,387
Foreign provision	1,389	244	749
	104,857	144,057	119,307
Deferred	4,249	(53,358)	(8,108)
	$109,106	$90,699	$111,199
Our 2018 income tax provision from continuing operations was $109.1 million compared to $90.7 million for 2017 and $111.2 million for 2016. The increase in the 2018 income tax provision compared to 2017 was primarily due to increased income before income taxes. The decrease in the 2017 income tax provision compared to 2016 was predominantly due to the revaluation of the Company’s net deferred tax liability balances as discussed above, partially offset by increased income before income taxes.
The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the years ended December 31, 2018, 2017 and 2016, were 27.6%, 28.5% and 37.5%, respectively. The decrease in the 2018 actual income tax rate compared to 2017 and the decrease in the 2017 actual income tax rate compared to 2016 were due to the net impact of the Tax Act on each period, including the reduction of the U.S. federal corporate tax rate from 35% to 21% in 2018 and the reduction in income tax expense associated with the re-measurement of our net deferred tax liability balance in 2017.
Items accounting for the differences between income taxes computed at the federal statutory rate and the income tax provision for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016
Federal income taxes at the statutory rate	$82,946	$111,562	$103,773
State and local income taxes, net of federal tax benefits	21,827	15,736	14,801
State tax reserves	(7)	(2,543)	74
Permanent differences	6,584	4,916	3,698
Domestic manufacturing deduction	—	(10,387)	(6,830)
Excess tax benefit from share-based compensation	(1,227)	(1,341)	(2,114)
Goodwill impairment	—	17,055	—
Foreign income taxes (including UK statutory rate changes)	70	(2,586)	(1,290)
Impact of federal rate change on net deferred tax liabilities	—	(39,343)	—
Federal tax reserves	(67)	(1,247)	(893)
Other	(1,020)	(1,123)	(20)
	$109,106	$90,699	$111,199

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES - (Continued)

Our income tax provision for the year ended December 31, 2018 included $0.6 million for the minimum tax on global intangible low-taxed income for certain earnings of our foreign subsidiaries, as required under the Tax Act. The Company has elected to recognize such tax as an expense in the period incurred.
As of December 31, 2018, we had undistributed foreign earnings from certain foreign subsidiaries of approximately $54.6 million. Based on our evaluation, and given that a significant portion of such earnings were subject to tax in prior periods or are indefinitely reinvested, we have concluded that any taxes associated with the repatriation of such foreign earnings would be immaterial. As of December 31, 2018, the amount of cash held by these foreign subsidiaries was approximately $60.6 million which, if repatriated, should not result in any federal or state income taxes.
Tax benefits are recognized only if it is “more likely than not” that the tax position would be sustained on its technical merits. The amount recognized is the largest amount of the tax benefit that is greater than 50% likely of being realized on examination, with a tax examination being presumed to occur. For positions not meeting the “more likely than not” test, no tax benefit is recognized. As of December 31, 2018 and 2017, the amount of unrecognized income tax benefits was zero and $0.8 million, respectively.
A reconciliation of unrecognized income tax benefits at the beginning and at the end of the year is as follows (in thousands):

	2018	2017
Balance at beginning of year	$841	$3,982
Additions based on tax positions related to the current year	—	1,158
Additions based on tax positions related to prior years	—	1,244
Adjustments for tax positions of prior years	184	(5,543)
Reductions for expired statute of limitations	(1,025)	—
Balance at end of year	$—	$841
We report interest expense and/or interest income related to unrecognized tax benefits in the income tax provision. As of December 31, 2018 and 2017, respectively, we had approximately zero and $0.1 million of accrued interest expense related to unrecognized income tax benefits included as a liability in the Consolidated Balance Sheets. For the years ended December 31, 2018 and 2017, less than $0.1 million of interest expense was recognized in the income tax provision. In addition, for the years ended December 31, 2018 and 2017, respectively, approximately $0.1 million and $0.5 million of interest income was recognized in the income tax provision. We do not anticipate any significant changes to our reserves for uncertain tax positions in the next twelve months.
We file income tax returns with the Internal Revenue Service and various state, local and foreign tax agencies. The Company is currently under examination by various taxing authorities for the years 2014 through 2017. During the first quarter of 2017, the Company settled an examination with a taxing authority which resulted in a $3.3 million reversal of reserves for previously uncertain tax positions.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES - (Continued)

Deferred income tax assets and liabilities are recognized in the Consolidated Balance Sheets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The deferred income tax assets and deferred income tax liabilities recorded for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Deferred income tax assets:
Excess of amounts expensed for financial statement purposes over amounts deducted for income tax purposes:
Insurance liabilities	$44,192	$42,425
Pension liability	3,204	6,900
Deferred compensation	29,300	27,742
Other (including liabilities and reserves)	27,400	28,534
Total deferred income tax assets	104,096	105,601
Valuation allowance for deferred tax assets	(3,855)	(3,825)
Net deferred income tax assets	100,241	101,776
Deferred income tax liabilities:
Costs capitalized for financial statement purposes and deducted for income tax purposes:
Goodwill and identifiable intangible assets	(152,761)	(150,900)
Depreciation of property, plant and equipment	(14,904)	(11,781)
Other	(3,424)	(3,792)
Total deferred income tax liabilities	(171,089)	(166,473)
Net deferred income tax liabilities	$(70,848)	$(64,697)
The components of the net deferred income tax liabilities in the accompanying Consolidated Balance Sheets are included in “Other assets” of $4.7 million and $10.0 million and “Other long-term obligations” of $75.5 million and $74.7 million, at December 31, 2018 and 2017, respectively.
Valuation allowances are established when necessary to reduce deferred income tax assets when it is more likely than not that a tax benefit will not be realized. We file a consolidated federal income tax return including all of our U.S. subsidiaries. As of December 31, 2018 and 2017, the total valuation allowance on deferred income tax assets was approximately $3.9 million and $3.8 million, respectively, related to state and local net operating losses. Although realization is not assured, we believe it is more likely than not that the deferred income tax assets, net of the valuation allowance discussed above, will be realized. The amount of the deferred income tax assets considered realizable, however, could be reduced if estimates of future income are reduced.
At December 31, 2018, we had trading losses for United Kingdom income tax purposes of approximately $4.2 million, which have no expiration date. Such losses are subject to review by the United Kingdom taxing authority. Realization of the deferred income tax assets is dependent on our generating sufficient taxable income. We believe that the deferred income tax assets will be realized through projected future income.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMON STOCK
As of December 31, 2018 and 2017, there were 55,983,763 and 58,798,428 shares of our common stock outstanding, respectively.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.08 per share.
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014, October 28, 2015, October 25, 2017 and October 23, 2018, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million, $200.0 million, $100.0 million and $200.0 million of our outstanding common stock, respectively. During 2018, we have repurchased 3,066,869 shares of our common stock for approximately $216.2 million. Since the inception of the repurchase programs through December 31, 2018, we have repurchased approximately 15.9 million shares of our common stock for approximately $791.5 million. As of December 31, 2018, there remained authorization for us to repurchase approximately $158.5 million of our shares. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2016 Credit Agreement placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
NOTE 14 - SHARE-BASED COMPENSATION PLANS
We have an incentive plan under which stock options, stock awards, stock units and other share-based compensation may be granted to officers, non-employee directors and key employees of the Company. Under the terms of this plan, 3,250,000 shares were authorized, and 1,327,307 shares are available for grant or issuance as of December 31, 2018. Any issuances under this plan are valued at the fair market value of the common stock on the grant date. The vesting and expiration of any stock option grants and the vesting schedule of any stock awards or stock units are determined by the Compensation and Personnel Committee of our Board of Directors at the time of the grant. Forfeitures are recognized as they occur.
The following table summarizes activity regarding our stock options and awards of shares and stock units since December 31, 2015:

Stock Options			Restricted Stock Units
	Shares	Weighted Average Price		Shares	Weighted Average Price
Balance, December 31, 2015	306,726	$23.42	Balance, December 31, 2015	605,488	$39.47
Granted	—	—	Granted	191,936	$46.86
Expired	—	—	Forfeited	(965)	$43.13
Exercised	(163,726)	$23.73	Vested	(304,171)	$35.29
Balance, December 31, 2016	143,000	$23.06	Balance, December 31, 2016	492,288	$44.93
Granted	—	—	Granted	198,179	$68.33
Expired	—	—	Forfeited	(1,200)	$60.68
Exercised	(50,000)	$20.42	Vested	(180,395)	$44.57
Balance, December 31, 2017	93,000	$24.48	Balance, December 31, 2017	508,872	$54.13
Granted	—	—	Granted	135,259	$80.37
Expired	—	—	Forfeited	(1,250)	$71.27
Exercised	(53,000)	$24.48	Vested	(166,295)	$48.44
Balance, December 31, 2018	40,000	$24.48	Balance, December 31, 2018	476,586	$63.52
We recognized approximately $11.0 million, $9.9 million and $8.9 million of compensation expense for stock units awarded to non-employee directors and employees pursuant to incentive plans for the years ended December 31, 2018, 2017 and 2016, respectively. We have approximately $9.2 million of compensation expense, net of income taxes, which will be recognized over the remaining vesting periods of up to approximately four years. In addition, an aggregate of 72,771 restricted stock units granted to employees and non-employee directors vested as of December 31, 2018, but issuance has been deferred up to five years.
All outstanding stock options were fully vested; therefore, no compensation expense was recognized for the years ended December 31, 2018, 2017 and 2016.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SHARE-BASED COMPENSATION PLANS - (Continued)

The Company received less than $0.1 million, less than $0.1 million and approximately $0.7 million as a result of stock option exercises during the years ended December 31, 2018, 2017 and 2016, respectively. The income tax benefit derived in 2018, 2017 and 2016 as a result of such exercises and share-based compensation was approximately $3.6 million, $3.9 million and $6.2 million, respectively, of which approximately $1.6 million, $1.6 million and $2.5 million, respectively, represented excess tax benefits. The total intrinsic value of options (the amounts by which the stock price exceeded the exercise price of the option on the date of exercise) that were exercised during 2018, 2017 and 2016 was approximately $2.7 million, $2.3 million and $4.6 million, respectively.
At December 31, 2018, 2017 and 2016, 40,000 options, 93,000 options and 143,000 options were exercisable, respectively. The weighted average exercise price of exercisable options at December 31, 2018, 2017 and 2016 was approximately $24.48, $24.48 and $23.06, respectively. The total aggregate intrinsic value of options outstanding and exercisable as of December 31, 2018, 2017 and 2016 were approximately $1.4 million, $5.3 million and $6.8 million, respectively.
The following table summarizes information about our outstanding stock options as of December 31, 2018:

Stock Options Outstanding and Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
$24.48	40,000	1.45 Years	$24.48
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - RETIREMENT PLANS - (Continued)

The change in benefit obligations and assets of the UK Plan for the years ended December 31, 2018 and 2017 consisted of the following components (in thousands):

	2018	2017
Change in pension benefit obligation
Benefit obligation at beginning of year	$332,618	$306,731
Interest cost	8,085	8,622
Actuarial (gain) loss	(27,755)	2,058
Benefits paid	(14,318)	(13,709)
Foreign currency exchange rate changes	(16,854)	28,916
Benefit obligation at end of year	281,776	332,618
Change in pension plan assets
Fair value of plan assets at beginning of year	295,968	257,236
Actual return on plan assets	(6,489)	22,899
Employer contributions	4,742	4,727
Benefits paid	(14,318)	(13,709)
Foreign currency exchange rate changes	(15,709)	24,815
Fair value of plan assets at end of year	264,194	295,968
Funded status at end of year	$(17,582)	$(36,650)

Amounts not yet reflected in net periodic pension cost and included in accumulated other comprehensive loss were as follows (in thousands):

	2018	2017
Unrecognized losses	$86,768	$102,054
The underfunded status of the UK Plan of $17.6 million and $36.7 million at December 31, 2018 and 2017, respectively, is included in “Other long-term obligations” in the accompanying Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ending December 31, 2019.
The weighted average assumptions used to determine benefit obligations as of December 31, 2018 and 2017 were as follows:

	2018	2017
Discount rate	2.9%	2.5%
The weighted average assumptions used to determine net periodic pension cost for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Discount rate	2.5%	2.7%	3.8%
Annual rate of return on plan assets	5.0%	5.3%	6.2%
The annual rate of return on plan assets has been determined by modeling possible returns using the actuary’s portfolio return calculator and the fair value of plan assets. This models the long term expected returns of the various asset classes held in the portfolio and takes into account the additional benefits of holding a diversified portfolio. For measurement purposes of the liability, the annual rate of inflation of covered pension benefits assumed for 2018 and 2017 was 2.1%.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - RETIREMENT PLANS - (Continued)

The components of net periodic pension cost of the UK Plan for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016
Interest cost	$8,085	$8,622	$10,320
Expected return on plan assets	(13,797)	(13,508)	(14,227)
Amortization of unrecognized loss	2,630	2,942	2,047
Net periodic pension cost (income)	$(3,082)	$(1,944)	$(1,860)
Actuarial gains and losses are amortized using a corridor approach whereby cumulative gains and losses in excess of the greater of 10% of the pension benefit obligation or the fair value of plan assets are amortized over the average life expectancy of plan participants. The amortization period for 2018 was 25 years.
The reclassification adjustment, net of income taxes, for the UK Plan from accumulated other comprehensive loss into net periodic pension cost for the years ended December 31, 2018, 2017 and 2016 was approximately $2.1 million, $2.3 million and $1.7 million, respectively. The estimated unrecognized loss for the UK Plan that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next year is approximately $1.9 million, net of income taxes.
UK Plan Assets
The weighted average asset allocations and weighted average target allocations at December 31, 2018 and 2017 were as follows:

Asset Category	Target Asset Allocation	December 31, 2018	December 31, 2017
Equity securities	15.0%	13.4%	14.1%
Debt securities	65.0%	71.2%	77.3%
Cash	10.0%	6.1%	8.6%
Real estate	10.0%	9.3%	—%
Total	100.0%	100.0%	100.0%
Plan assets of our UK Plan are invested through fund managers. Debt securities include United Kingdom government debt and United States, United Kingdom, European and emerging market corporate debt. Equity securities include marketable equity and equity like instruments across developed global equity markets. Real estate assets represent investments in trusts which invest directly or indirectly in various properties throughout the United Kingdom.
The following tables set forth by level, within the fair value hierarchy discussed in Note 11 - Fair Value Measurements, the fair value of assets of the UK Plan as of December 31, 2018 and 2017 (in thousands):

	Assets at Fair Value as of December 31, 2018
Asset Category	Level 1	Level 2	Level 3	Total
Equity and equity like investments	$—	$35,425	$—	$35,425
Corporate debt securities	—	37,703	98,077	135,780
Government bonds	—	52,445	—	52,445
Cash	16,097	—	—	16,097
Real estate	—	—	24,447	24,447
Total	$16,097	$125,573	$122,524	$264,194

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

Level 3-Assets that are not exchange traded but have a unit price that is based on the net asset value of the investment or for which fair value is determined by third party appraisals or valuations. Such fair values are not quoted or available on any market.
The table below sets forth a summary of changes in the fair value of the UK Plan’s Level 3 assets for the year ended December 31, 2018 (in thousands):

Level 3 Assets	2018	2017
Start of year balance	$103,945	$—
Actual return on plan assets, relating to assets still held at reporting date	(71)	1,858
Actual return on plan assets, relating to assets sold during the period	216	—
Purchases, sales and settlements, net	25,523	98,633
Change due to exchange rate changes	(7,089)	3,454
End of year balance	$122,524	$103,945
Level 3 debt securities are valued based on the credit rating and performance of the underlying debt portfolio, which includes benchmarking of risk and return relative to the investment plan. Level 3 real estate investments are valued at fair market value based on third party appraisals or valuations.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - RETIREMENT PLANS - (Continued)

Cash Flows:
Contributions
Our United Kingdom subsidiary expects to contribute approximately $4.5 million to the UK Plan in 2019.
Estimated Future Benefit Payments
The following estimated benefit payments are expected to be paid in the following years (in thousands):

Pension Benefits
2019	$14,007
2020	$14,425
2021	$14,857
2022	$15,301
2023	$15,757
Succeeding five years	$86,141
The following table shows certain information for the UK Plan where the accumulated benefit obligation is in excess of plan assets as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Projected benefit obligation	$281,776	$332,618
Accumulated benefit obligation	$281,776	$332,618
Fair value of plan assets	$264,194	$295,968
We also sponsor three domestic retirement plans in which participation by new individuals is frozen. The benefit obligation associated with these plans as of December 31, 2018 and 2017 was approximately $8.5 million and $9.3 million, respectively. The estimated fair value of the plan assets as of December 31, 2018 and 2017 was approximately $4.9 million and $5.5 million, respectively. The plan assets are considered Level 1 assets within the fair value hierarchy and are predominantly invested in cash, equities, and equity and bond funds. The liability balances as of December 31, 2018 and 2017 are classified as “Other long-term obligations” in the accompanying Consolidated Balance Sheets. The measurement date for these plans is December 31 of each year. The major assumptions used in the actuarial valuations to determine benefit obligations as of December 31, 2018 and 2017 included discount rates of 4.00% to 4.25% for 2018 and 3.50% to 4.00% for 2017. Also, included was an expected rate of return of 7.00% for both 2018 and 2017. The reclassification adjustment, net of income taxes, from accumulated other comprehensive loss into net periodic pension cost was approximately $0.2 million for each of the years ended December 31, 2018, 2017 and 2016. The estimated loss for these plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next year is approximately $0.2 million, net of income taxes. The future estimated benefit payments expected to be paid from the plans for the next ten years is approximately $0.5 million per year.
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
We could also be obligated to make payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce our number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closure of a subsidiary assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) would equal our proportionate share of the MEPPs’ unfunded vested benefits. We believe that certain of the MEPPs in which we participate may have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the MEPP’s current financial situation, we are unable to determine (a) the amount and timing of any future withdrawal liability, if any, and (b) whether our participation in these MEPPs could have a material adverse impact on our financial position, results of operations or liquidity. We did not record any withdrawal liability for the years ended December 31, 2018, 2017 and 2016.
The following table lists all domestic MEPPs to which our contributions exceeded $2.0 million in 2018. Additionally, this table also lists all domestic MEPPs to which we contributed in 2018 in excess of $0.5 million for MEPPs in the critical status, “red zone”, and $1.0 million for MEPPs in the endangered status, “orange or yellow zones”, as defined by the PPA (in thousands):

Pension Fund	EIN/Pension Plan Number		PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date of CBA
			2018	2017		2018	2017	2016
National Automatic Sprinkler Industry Pension Fund	52-6054620	001	Red	Red	Implemented	$14,888	$14,228	$11,075	No	March 2019 to June 2022
Plumbers & Pipefitters National Pension Fund	52-6152779	001	Yellow	Yellow	Implemented	11,868	12,550	12,034	No	January 2019 to August 2026
Sheet Metal Workers National Pension Fund	52-6112463	001	Yellow	Yellow	Implemented	10,895	12,895	11,280	No	April 2019 to May 2023
National Electrical Benefit Fund	53-0181657	001	Green	Green	N/A	10,700	11,572	10,328	No	February 2019 to May 2022
Pension, Hospitalization & Benefit Plan of the Electrical Industry-Pension Trust Account	13-6123601	001	Green	Green	N/A	10,469	9,489	9,687	No	April 2019 to November 2021
Central Pension Fund of the IUOE & Participating Employers	36-6052390	001	Green	Green	N/A	6,384	6,070	6,211	No	January 2019 to September 2023
Plumbers Pipefitters & Mechanical Equipment Service Local Union 392 Pension Plan	31-0655223	001	Red	Red	Implemented	6,047	6,084	5,202	Yes	June 2019
Pipefitters Union Local 537 Pension Fund	51-6030859	001	Green	Green	N/A	6,038	4,057	3,970	No	September 2020 to August 2021
Southern California IBEW-NECA Pension Trust Fund	95-6392774	001	Yellow	Red	Implemented	5,754	3,669	3,289	No	June 2019 to May 2020
Sheet Metal Workers Pension Plan of Northern California	51-6115939	001	Red	Red	Implemented	5,488	6,023	5,164	No	June 2019 to June 2021
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919	001	Green	Green	N/A	5,485	4,441	3,390	Yes	May 2019 to July 2021
Electrical Contractors Association of the City of Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Pension Plan 2	51-6030753	002	Green	Green	N/A	4,308	5,537	5,518	No	June 2019

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - RETIREMENT PLANS - (Continued)

Pension Fund	EIN/Pension Plan Number		PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date of CBA
			2018	2017		2018	2017	2016
U.A. Local 393 Pension Trust Fund Defined Benefit	94-6359772	002	Green	Green	N/A	4,298	1,540	2,490	Yes	June 2019 to June 2021
Eighth District Electrical Pension Fund	84-6100393	001	Green	Green	N/A	3,486	3,786	3,444	Yes	February 2019 to May 2022
U.A. Plumbers Local 24 Pension Fund	22-6042823	001	Green	Green	N/A	3,461	3,092	3,147	Yes	April 2020
Edison Pension Plan	93-6061681	001	Green	Green	N/A	3,140	1,628	1,400	No	December 2020
Northern California Pipe Trades Pension Plan	94-3190386	001	Green	Green	N/A	3,104	2,963	6,495	No	June 2019 to June 2021
Southern California Pipe Trades Retirement Fund	51-6108443	001	Green	Green	N/A	3,095	3,907	4,371	No	June 2019 to August 2026
San Diego Electrical Pension Plan	95-6101801	001	Green	Green	N/A	3,008	2,862	2,216	Yes	May 2019 to May 2020
Plumbers & Steamfitters Local 486 Pension Fund	52-6124449	001	Green	Green	N/A	2,720	1,830	1,155	Yes	March 2019 to December 2019
NECA-IBEW Pension Trust Fund	51-6029903	001	Green	Green	N/A	2,650	3,060	3,752	Yes	March 2019 to May 2020
Arizona Pipe Trades Pension Trust Fund	86-6025734	001	Green	Green	N/A	2,640	1,662	681	No	June 2020
Heating, Piping & Refrigeration Pension Fund	52-1058013	001	Green	Green	N/A	2,619	2,437	2,402	No	July 2019
Plumbing & Pipe Fitting Local 219 Pension Fund	34-6682376	001	Red	Red	Implemented	2,197	1,335	838	Yes	May 2019
Connecticut Plumbers & Pipefitters Pension Fund	06-6050353	001	Green	Green	N/A	2,104	1,988	1,631	Yes	June 2021
Sheet Metal Workers Pension Plan of Southern California, Arizona & Nevada	95-6052257	001	Yellow	Yellow	Implemented	1,934	3,268	2,946	No	June 2019 to June 2021
Boilermaker-Blacksmith National Pension Trust	48-6168020	001	Red	Red	Implemented	1,446	1,083	1,710	No	April 2019 to September 2021
Plumbers & Pipefitters Local 162 Pension Fund	31-6125999	001	Yellow	Yellow	Implemented	1,273	801	781	Yes	May 2019
Plumbers & Pipefitters Local Union No. 502 & 633 Pension Fund	61-6078145	001	Yellow	Yellow	Implemented	1,167	801	713	No	July 2019
South Florida Electrical Workers Pension Plan and Trust	59-6230530	001	Red	Red	Implemented	821	503	263	Yes	February 2019 to August 2021
Steamfitters Local Union No. 420 Pension Plan	23-2004424	001	Red	Red	Implemented	706	687	709	No	May 2020
Other Multiemployer Pension Plans						46,036	43,368	39,005		Various
Total Contributions						$190,229	$179,216	$167,297

_________________

(1)	The zone status represents the most recent available information for the respective MEPP, which may be 2017 or earlier for the 2018 year and 2016 or earlier for the 2017 year.

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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - RETIREMENT PLANS - (Continued)

The nature and diversity of our business may result in volatility in the amount of our contributions to a particular MEPP for any given period. That is because, in any given market, we could be working on a significant project and/or projects, which could result in an increase in our direct labor force and a corresponding increase in our contributions to the MEPP(s) dictated by the applicable CBA. When that particular project(s) finishes and is not replaced, the number of participants in the MEPP(s) who are employed by us would also decrease, as would our level of contributions to the particular MEPP(s). Additionally, the amount of contributions to a particular MEPP could also be affected by the terms of the CBA, which could require at a particular time, an increase in the contribution rate and/or surcharges. Our contributions to various MEPPs did not significantly increase as a result of acquisitions made since 2016.
We also participated in two MEPPs that are located within the United Kingdom for which we have contributed less than $0.1 million for the year ended December 31, 2018, less than $0.1 million for the year ended December 31, 2017 and approximately $0.2 million for the year ended December 31, 2016. The decrease in contributions since 2016 was due to the closure of one of these plans. The information that we have obtained relating to these plans is not as readily available and/or as comparable as the information that has been ascertained in the United States. Based upon the most recently available information, the remaining plan is 100% funded.
Additionally, we contribute to certain multiemployer plans that provide post retirement benefits such as health and welfare benefits and/or defined contribution/annuity plans, among others. Our contributions to these plans approximated $135.9 million, $130.9 million and $130.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our contributions to other post retirement benefit plans did not significantly increase as a result of acquisitions made since 2016. The amount of contributions to these plans is also subject for the most part to the factors discussed above in conjunction with the MEPPs.
Defined Contribution Plans
We have defined contribution retirement and savings plans that cover eligible employees in the United States. Contributions to these plans are based on a percentage of the employee’s base compensation. The expenses recognized for the years ended December 31, 2018, 2017 and 2016 for these plans were approximately $29.8 million, $28.1 million and $26.8 million, respectively. At our discretion and subject to applicable plan documents, we may make additional supplemental matching contributions to one of our defined contribution retirement and savings plans. The expenses recognized related to additional supplemental matching for the years ended December 31, 2018, 2017 and 2016 were approximately $6.1 million, $5.5 million and $5.4 million, respectively.
Our United Kingdom subsidiary has defined contribution retirement plans. The expense recognized for the years ended December 31, 2018, 2017 and 2016 was approximately $4.9 million, $3.9 million and $3.6 million, respectively.
NOTE 16 - COMMITMENTS AND CONTINGENCIES
Commitments
We lease land, buildings and equipment under various leases. The leases frequently include renewal options and escalation clauses and require us to pay for utilities, taxes, insurance and maintenance expenses.
Future minimum payments, by year and in the aggregate, under capital leases, non-cancelable operating leases and related subleases with initial terms of more than one year at December 31, 2018, were as follows (in thousands):

	Capital Leases	Operating Leases	Sublease Income
2019	$2,075	$55,789	$471
2020	1,365	46,817	321
2021	664	39,094	193
2022	297	30,975	97
2023	—	24,971	5
Thereafter	—	72,450	—
Total minimum lease payments	4,401	$270,096	$1,087
Amounts representing interest	(188)
Present value of net minimum lease payments	$4,213

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - COMMITMENTS AND CONTINGENCIES - (Continued)

Rent expense for operating leases and other rental items, including short-term equipment rentals charged to cost of sales, for the years ended December 31, 2018, 2017 and 2016 was approximately $191.8 million, $166.5 million and $149.0 million, respectively. Rent expense for each of the years ended December 31, 2018, 2017 and 2016 was reported net of sublease rental income of approximately $0.6 million.
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
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts and, accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2018, based on our percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.1 billion. Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
At December 31, 2018, we employed approximately 33,000 people, approximately 57% of whom are represented by various unions pursuant to approximately 400 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.
Restructuring expenses, primarily related to employee severance obligations, were $2.3 million, $1.6 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, 2017 and 2016, the balance of our restructuring related obligations yet to be paid was $1.6 million, $0.5 million and $0.2 million, respectively. The majority of obligations outstanding as of December 31, 2017 and 2016 were paid during 2018 and 2017, respectively. The majority of obligations outstanding as of December 31, 2018 will be paid throughout 2019. No material expenses in connection with restructuring from continuing operations are expected to be incurred during 2019.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - COMMITMENTS AND CONTINGENCIES - (Continued)

The changes in restructuring activity by reportable segments during the years ended December 31, 2018 and 2017 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	Corporate administration	Total
Balance at December 31, 2016	$—	$188	$13	$—	$201
Charges	452	180	945	—	1,577
Payments	—	(368)	(918)	—	(1,286)
Balance at December 31, 2017	452	—	40	—	492
Charges	—	—	882	1,424	2,306
Payments	(422)	—	(746)	—	(1,168)
Balance at December 31, 2018	$30	$—	$176	$1,424	$1,630
A summary of restructuring expenses by reportable segments recognized for the year ended December 31, 2018 was as follows (in thousands):

	United States building services segment	Corporate Administration	Total
Severance	$882	$1,424	$2,306
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
Legal Matters
One of our subsidiaries was a subcontractor to a mechanical contractor (“Mechanical Contractor”) on a construction project where an explosion occurred in 2010. The Mechanical Contractor asserted claims, in the context of an arbitration proceeding against our subsidiary, alleging that our subsidiary was responsible for a portion of the damages for which the Mechanical Contractor may be liable as a result of: (a) personal injury suffered by individuals as a result of the explosion and (b) the Mechanical Contractor’s legal fees and associated management costs in defending against any and all such claims. The general contractor (as assignee of the Mechanical Contractor) on the construction project, and for whom the Mechanical Contractor worked, had alleged that our subsidiary was responsible for losses asserted by the owner of the project and/or the general contractor because of delays in completion of the project and for damages to the owner’s property. On January 4, 2019, a final decision was issued by the arbitrator in favor of our subsidiary. The decision denied all claims asserted against our subsidiary in that arbitration.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - ADDITIONAL CASH FLOW INFORMATION
The following presents information about cash paid for interest, income taxes and other non-cash financing activities for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Cash paid during the year for:
Interest	$12,435	$11,456	$11,033
Income taxes	$123,651	$130,226	$129,540
Non-cash financing activities:
Assets acquired under capital lease obligations	$1,063	$1,252	$1,914
NOTE 18 - SEGMENT INFORMATION
We have the following reportable segments: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; process instrumentation in the refining, chemical processing, food processing and mining industries; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment and central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom building services. The “United States building services” and “United Kingdom building services” segments principally consist of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities, including commercial and government site-based operations and maintenance; facility maintenance and services, including reception, security and catering services; outage services to utilities and industrial plants; military base operations support services; mobile mechanical maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; and small modification and retrofit projects, which services are not generally related to customers’ construction programs. The “United States industrial services” segment principally consists of those operations which provide industrial maintenance and services, including those for refineries and petrochemical plants, including on-site repairs, maintenance and service of heat exchangers, towers, vessels and piping; design, manufacturing, repair and hydro blast cleaning of shell and tube heat exchangers and related equipment; refinery turnaround planning and engineering services; specialty welding services; overhaul and maintenance of critical process units in refineries and petrochemical plants; and specialty technical services for refineries and petrochemical plants.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - SEGMENT INFORMATION - (Continued)

The following tables present information about industry segments and geographic areas for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,954,323	$1,829,567	$1,704,403
United States mechanical construction and facilities services	3,020,307	2,963,815	2,643,321
United States building services	1,875,485	1,753,703	1,810,229
United States industrial services	865,645	799,169	1,067,315
Total United States operations	7,715,760	7,346,254	7,225,268
United Kingdom building services	414,871	340,745	326,256
Total worldwide operations	$8,130,631	$7,686,999	$7,551,524

Total revenues:
United States electrical construction and facilities services	$1,959,978	$1,836,985	$1,728,920
United States mechanical construction and facilities services	3,061,832	2,994,700	2,662,100
United States building services	1,942,663	1,812,763	1,864,824
United States industrial services	867,810	801,531	1,068,662
Less intersegment revenues	(116,523)	(99,725)	(99,238)
Total United States operations	7,715,760	7,346,254	7,225,268
United Kingdom building services	414,871	340,745	326,256
Total worldwide operations	$8,130,631	$7,686,999	$7,551,524

Operating income (loss):
United States electrical construction and facilities services	$139,430	$150,001	$101,761
United States mechanical construction and facilities services	219,352	212,396	132,743
United States building services	93,827	81,720	77,100
United States industrial services	28,172	19,084	77,845
Total United States operations	480,781	463,201	389,449
United Kingdom building services	15,930	12,905	10,086
Corporate administration	(90,415)	(87,808)	(88,740)
Restructuring expenses	(2,306)	(1,577)	(1,438)
Impairment loss on goodwill and identifiable intangible assets	(907)	(57,819)	(2,428)
Total worldwide operations	403,083	328,902	306,929
Other corporate items:
Net periodic pension (cost) income	2,743	1,652	1,529
Interest expense	(13,544)	(12,770)	(12,627)
Interest income	2,746	965	663
Income from continuing operations before income taxes	$395,028	$318,749	$296,494

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - SEGMENT INFORMATION - (Continued)

	2018	2017	2016
Capital expenditures:
United States electrical construction and facilities services	$5,993	$4,797	$5,294
United States mechanical construction and facilities services	7,613	6,778	7,672
United States building services	10,414	10,745	11,080
United States industrial services	18,277	9,583	10,065
Total United States operations	42,297	31,903	34,111
United Kingdom building services	870	2,166	4,523
Corporate administration	312	615	1,014
Total worldwide operations	$43,479	$34,684	$39,648

Depreciation and amortization of Property, plant and equipment:
United States electrical construction and facilities services	$6,221	$6,545	$6,318
United States mechanical construction and facilities services	8,104	7,819	7,544
United States building services	10,324	11,051	10,241
United States industrial services	9,642	10,274	10,394
Total United States operations	34,291	35,689	34,497
United Kingdom building services	3,447	3,371	3,560
Corporate administration	734	855	824
Total worldwide operations	$38,472	$39,915	$38,881

Contract assets:
United States electrical construction and facilities services	$38,412	$35,060	$46,193
United States mechanical construction and facilities services	50,463	52,381	46,703
United States building services	33,304	26,028	28,084
United States industrial services	12,956	1,636	2,572
Total United States operations	135,135	115,105	123,552
United Kingdom building services	23,108	7,516	7,145
Total worldwide operations	$158,243	$122,621	$130,697

Contract liabilities:
United States electrical construction and facilities services	$163,951	$178,454	$163,794
United States mechanical construction and facilities services	285,103	290,216	271,811
United States building services	79,281	48,481	50,546
United States industrial services	8,050	3,098	1,823
Total United States operations	536,385	520,249	487,974
United Kingdom building services	15,905	3,907	1,268
Total worldwide operations	$552,290	$524,156	$489,242

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - SEGMENT INFORMATION - (Continued)

	2018	2017	2016
Long-lived assets:
United States electrical construction and facilities services	$201,333	$180,990	$183,632
United States mechanical construction and facilities services	346,977	352,970	287,744
United States building services	436,887	409,718	401,154
United States industrial services	617,991	630,184	709,267
Total United States operations	1,603,188	1,573,862	1,581,797
United Kingdom building services	9,264	11,729	11,446
Corporate administration	1,072	1,494	1,734
Total worldwide operations	$1,613,524	$1,587,085	$1,594,977

Total assets:
United States electrical construction and facilities services	$702,112	$617,471	$631,581
United States mechanical construction and facilities services	1,113,417	1,097,240	954,633
United States building services	846,221	764,085	753,434
United States industrial services	832,034	772,899	850,434
Total United States operations	3,493,784	3,251,695	3,190,082
United Kingdom building services	146,379	131,806	105,081
Corporate administration	448,644	582,403	557,275
Total worldwide operations	$4,088,807	$3,965,904	$3,852,438

During 2018, we recognized losses of $10.0 million on a transportation project within our United States electrical construction and facilities services segment, resulting in part from contract scope issues. During 2017, we recognized $18.1 million of gross profit associated with the recovery of certain contract costs previously disputed on a project completed in 2016 within our United States mechanical construction and facilities services segment. During 2016, we incurred $19.4 million of losses on a transportation project within our United States electrical construction and facilities services segment as a result of productivity issues attributable to unfavorable job-site conditions. Additionally during 2016, within the United States mechanical construction and facilities services segment, we incurred $18.3 million of losses on a project at a process facility as a result of a contract dispute with our customer and $9.6 million of losses on an institutional project due to project delays and unfavorable job-site conditions.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	March 31	June 30	Sept. 30	Dec. 31
2018 Quarterly Results
Revenues	$1,900,388	$1,953,886	$2,047,049	$2,229,308
Gross profit	$269,119	$290,844	$309,339	$336,151
Impairment loss on identifiable intangible assets	$—	$907	$—	$—
Net income attributable to EMCOR Group, Inc.	$55,374	$70,816	$79,373	$77,968
Basic EPS from continuing operations	$0.95	$1.22	$1.37	$1.39
Basic EPS from discontinued operation	(0.00)	(0.00)	(0.01)	(0.02)
	$0.95	$1.22	$1.36	$1.37
Diluted EPS from continuing operations	$0.94	$1.21	$1.36	$1.38
Diluted EPS from discontinued operation	(0.00)	(0.00)	(0.01)	(0.02)
	$0.94	$1.21	$1.35	$1.36

	March 31	June 30	Sept. 30	Dec. 31
2017 Quarterly Results
Revenues	$1,891,732	$1,895,937	$1,886,691	$2,012,639
Gross profit	$266,340	$274,501	$295,070	$311,101
Impairment loss on goodwill and identifiable intangible assets	$—	$—	$—	$57,819
Net income attributable to EMCOR Group, Inc.	$52,640	$56,758	$64,597	$53,201
Basic EPS from continuing operations	$0.89	$0.96	$1.10	$0.91
Basic EPS from discontinued operation	(0.01)	(0.00)	(0.00)	(0.00)
	$0.88	$0.96	$1.10	$0.91
Diluted EPS from continuing operations	$0.88	$0.95	$1.09	$0.90
Diluted EPS from discontinued operation	(0.01)	(0.00)	(0.00)	(0.00)
	$0.87	$0.95	$1.09	$0.90
NOTE 20 - SUBSEQUENT EVENT
In January 2019, we acquired a company for an immaterial amount. This company provides mobile mechanical services within the Southern region of the United States, and its results will be included in our United States building services segment. The acquisition of this business will be accounted for by the acquisition method, and the price paid will be allocated to its respective assets and liabilities, based upon the estimated fair value of such assets and liabilities at the date of acquisition by us.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of EMCOR Group, Inc. and subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.
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
February 21, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of EMCOR Group, Inc. and subsidiaries:
Opinion on Internal Control over Financial Reporting
We have audited EMCOR Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, EMCOR Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 21, 2019 expressed an unqualified opinion thereon.
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
February 21, 2019

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Based on an evaluation of our disclosure controls and procedures (as required by Rules 13a-15(b) of the Securities Exchange Act of 1934), our Chairman, President and Chief Executive Officer, Anthony J. Guzzi, and our Executive Vice President and Chief Financial Officer, Mark A. Pompa, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report.
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
As of December 31, 2018, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has determined that EMCOR’s internal control over financial reporting is effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in this Annual Report on Form 10-K, which such report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018.
Changes in Internal Control over Financial Reporting
In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 with respect to directors is incorporated herein by reference to the Section of our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders entitled “Election of Directors”, which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates (the “Proxy Statement”). The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance”. The information required by this Item 10 concerning the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated by reference to the section of the Proxy Statement entitled “Meetings and Committees of the Board of Directors” and “Corporate Governance”. The information required by this Item 10 regarding stockholder recommendations for director candidates is incorporated by reference to the section of the Proxy Statement entitled “Recommendations for Director Candidates”. Information regarding our executive officers is contained in Part I of this Form 10-K following Item 4 under the heading “Executive Officers of the Registrant”. We have adopted a Code of Ethics that applies to our Chief Executive Officer and our Senior Financial Officers, which is listed on the Exhibit Index.
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

Financial Statements:

Consolidated Balance Sheets - December 31, 2018 and 2017

Consolidated Statements of Operations - Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements Comprehensive Income - Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows - Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Equity - Years Ended December 31, 2018, 2017 and 2016

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
Date: February 21, 2019

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 21, 2019.

/S/ ANTHONY J. GUZZI	Chairman, President and Chief Executive Officer
Anthony J. Guzzi	(Principal Executive Officer)

/S/ MARK A. POMPA	Executive Vice President and Chief Financial Officer
Mark A. Pompa	(Principal Financial and Accounting Officer)

/S/ JOHN W. ALTMEYER	Director
John W. Altmeyer

/S/ DAVID A. B. BROWN	Director
David A. B. Brown

/S/ RICHARD F. HAMM, JR.	Director
Richard F. Hamm, Jr.

/S/ DAVID H. LAIDLEY	Director
David H. Laidley

/S/ CAROL P. LOWE	Director
Carol P. Lowe

/S/ M. KEVIN MCEVOY	Director
M. Kevin McEvoy

/S/ WILLIAM P. REID	Director
William P. Reid

/S/ JERRY E. RYAN	Director
Jerry E. Ryan

/s/ STEVEN B. SCHWARZWAELDER	Director
Steven B. Schwarzwaelder

/S/ ROBIN WALKER-LEE	Director
Robin Walker-Lee

/S/ MICHAEL T. YONKER	Director
Michael T. Yonker

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Costs and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts
Year Ended December 31, 2018	$17,230	2,123	(3,992)	$15,361
Year Ended December 31, 2017	$12,252	7,264	(2,286)	$17,230
Year Ended December 31, 2016	$11,175	6,194	(5,117)	$12,252
_________________

(1)	Deductions primarily represent uncollectible balances of accounts receivable written off, net of recoveries.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

2(a)
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
Exhibit 4(a) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (“September 2016 Form 10-Q”)
4(b)	Fifth Amended and Restated Security Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to the September 2016 Form 10-Q
4(c)	Fifth Amended and Restated Pledge Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to the September 2016 Form 10-Q
4(d)	Fourth Amended and Restated Guaranty Agreement dated as of August 3, 2016 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to the September 2016 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(g-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(h-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(i-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(i-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(i-3)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(j-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(j-2)	Third Amendment to Severance Agreement dated June 4, 2015 between EMCOR and Sheldon I. Cammaker	Exhibit 10(k-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (“June 2015 Form 10-Q”)
10(k-1)	Severance Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio	Exhibit 10(l-1) to the September 2016 Form 10-Q
10(k-2)	Continuity Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio (“Mauricio Continuity Agreement”)	Exhibit 10(l-2) to the September 2016 Form 10-Q
10(k-3)	Amendment dated April 10, 2017 to Mauricio Continuity Agreement	Exhibit 10(l-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10(l-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(l-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(l-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(l-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (“March 2012 Form 10-Q”)
10(l-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10(l-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(l-7)	Fifth Amendment to LTIP	Exhibit 10(l-7) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”)
10(l-8)	Sixth Amendment to LTIP	Exhibit 10(l-8) to 2015 Form 10-K
10(m)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(n-1)	Amended and Restated 2010 Incentive Plan	Exhibit 10(q-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10(n-2)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(n-3)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K
10(o)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(p)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(q)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(r)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(s)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“June 2012 Form 10-Q”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(t)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2014
10(u)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(v)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(w)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(x)	Restricted Stock Unit Award Agreement dated June 11, 2014 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014
10(y)	Restricted Stock Unit Award Agreement dated June 11, 2015 between EMCOR and Stephen W. Bershad	Exhibit 10(f)(f) to the June 2015 Form 10-Q
10(z)	Restricted Stock Unit Award Agreement dated October 29, 2015 between EMCOR and Steven B. Schwarzwaelder	Exhibit 10.1 to Form 8-K (Date of Report October 30, 2015)
10(a)(a)	Restricted Stock Unit Award Agreement dated June 2, 2016 between EMCOR and Stephen W. Bershad	Exhibit 10(c)(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016
10(b)(b)	Executive Compensation Recoupment Policy	Exhibit 10(h)(h) to 2015 Form 10-K
10(c)(c)	Restricted Stock Unit Award Agreement dated June 30, 2017 between EMCOR and Mark A. Pompa	Exhibit 10(f)(f) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
11	Computation of Basic EPS and Diluted EPS for the years ended December 31, 2018 and 2017	Note 6 of the Notes to the Consolidated Financial Statements
14	Code of Ethics of EMCOR for Chief Executive Officer and Senior Financial Officers	Exhibit 14 to 2003 Form 10-K
21	List of Significant Subsidiaries	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Filed herewith
101
The following materials from EMCOR Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.
Filed

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Registrant hereby undertakes to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Registrant’s subsidiaries.