Form 10-Q
period 2019-03-31
EMCOR GROUP INC
filed 2019-04-30
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 1-8267

EMCOR GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-2125338
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

301 Merritt Seven Norwalk, Connecticut	06851-1092
(Address of Principal Executive Offices)	(Zip Code)

(203) 849-7800
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	EME	New York Stock Exchange
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
Number of shares of Common Stock outstanding as of the close of business on April 25, 2019: 56,092,759 shares.

EMCOR Group, Inc.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2019 (Unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$252,031	$363,907
Accounts receivable, less allowance for doubtful accounts of $14,657 and $15,361, respectively	1,797,479	1,773,620
Contract assets	178,366	158,243
Inventories	39,443	42,321
Prepaid expenses and other	46,542	48,116
Total current assets	2,313,861	2,386,207
Investments, notes and other long-term receivables	3,638	2,899
Property, plant and equipment, net	145,056	134,351
Operating lease right-of-use assets	228,131	—
Goodwill	1,004,710	990,887
Identifiable intangible assets, net	491,175	488,286
Other assets	91,753	86,177
Total assets	$4,278,324	$4,088,807
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$18,532	$16,013
Accounts payable	577,883	652,091
Contract liabilities	536,363	552,290
Accrued payroll and benefits	293,409	343,069
Other accrued expenses and liabilities	198,220	170,935
Operating lease liabilities, current	48,776	—
Total current liabilities	1,673,183	1,734,398
Borrowings under revolving credit facility	25,000	25,000
Long-term debt and finance lease liabilities	255,438	254,764
Operating lease liabilities, long-term	191,226	—
Other long-term obligations	321,855	333,204
Total liabilities	2,466,702	2,347,366
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 60,224,131 and 60,123,184 shares issued, respectively	602	601
Capital surplus	22,291	21,103
Accumulated other comprehensive loss	(86,516)	(87,662)
Retained earnings	2,128,326	2,060,440
Treasury stock, at cost 4,139,421 shares	(253,937)	(253,937)
Total EMCOR Group, Inc. stockholders’ equity	1,810,766	1,740,545
Noncontrolling interests	856	896
Total equity	1,811,622	1,741,441
Total liabilities and equity	$4,278,324	$4,088,807
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended March 31,
	2019	2018
Revenues	$2,158,728	$1,900,388
Cost of sales	1,849,974	1,631,269
Gross profit	308,754	269,119
Selling, general and administrative expenses	206,169	191,025
Restructuring expenses	275	90
Operating income	102,310	78,004
Net periodic pension (cost) income	406	737
Interest expense, net	(2,823)	(2,452)
Income from continuing operations before income taxes	99,893	76,289
Income tax provision	27,483	20,633
Income from continuing operations	72,410	55,656
Loss from discontinued operation, net of income taxes	—	(282)
Net income including noncontrolling interests	72,410	55,374
Less: Net income attributable to noncontrolling interests	—	—
Net income attributable to EMCOR Group, Inc.	$72,410	$55,374

Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.29	$0.95
From discontinued operation	—	(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.29	$0.95
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.28	$0.94
From discontinued operation	—	(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.28	$0.94

Dividends declared per common share	$0.08	$0.08
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended March 31,
	2019	2018
Net income including noncontrolling interests	$72,410	$55,374
Other comprehensive income, net of tax:
Foreign currency translation adjustments	611	495
Post retirement plans, amortization of actuarial loss included in net income (1)	535	385
Other comprehensive income	1,146	880
Comprehensive income	73,556	56,254
Less: Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income attributable to EMCOR Group, Inc.	$73,556	$56,254
_________

(1)	Net of tax of $0.1 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows - operating activities:
Net income including noncontrolling interests	$72,410	$55,374
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,585	9,711
Amortization of identifiable intangible assets	11,610	10,668
(Recovery of) provision for doubtful accounts	(673)	1,135
Deferred income taxes	2,496	2,944
Excess tax benefits from share-based compensation	(499)	(716)
Equity income from unconsolidated entities	(26)	(41)
Non-cash share-based compensation expense	3,557	3,268
Distributions from unconsolidated entities	80	1,585
Other reconciling items	413	379
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(157,388)	(143,394)
Net cash used in operating activities	(57,435)	(59,087)
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(31,124)	(2,689)
Proceeds from sale of property, plant and equipment	1,023	242
Purchase of property, plant and equipment	(13,113)	(6,588)
Investments in and advances to unconsolidated entities	(794)	(2,804)
Net cash used in investing activities	(44,008)	(11,839)
Cash flows - financing activities:
Repayments of long-term debt and debt issuance costs	(3,800)	(3,800)
Repayments of finance lease liabilities	(1,053)	(372)
Dividends paid to stockholders	(4,480)	(4,704)
Repurchase of common stock	—	(34,485)
Taxes paid related to net share settlements of equity awards	(3,735)	(3,267)
Issuance of common stock under employee stock purchase plan	1,323	1,337
Payments for contingent consideration arrangements	(23)	—
Distributions to noncontrolling interests	(40)	—
Net cash used in financing activities	(11,808)	(45,291)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,298	1,733
Decrease in cash, cash equivalents and restricted cash	(111,953)	(114,484)
Cash, cash equivalents and restricted cash at beginning of year (1)	366,214	469,388
Cash, cash equivalents and restricted cash at end of period (2)	$254,261	$354,904
Supplemental cash flow information:
Cash paid for:
Interest	$3,218	$2,650
Income taxes	$3,787	$2,741
_________

(1)	Includes $2.3 million and $2.0 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively.

(2)	Includes $2.2 million and $2.5 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of March 31, 2019 and 2018, respectively.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2017	$1,674,117	$599	$8,005	$(94,200)	$1,796,556	$(37,693)	$850
Net income including noncontrolling interests	55,374	—	—	—	55,374	—	—
Other comprehensive income	880	—	—	880	—	—	—
Cumulative-effect adjustment (2)	(854)	—	—	—	(854)	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,267)	—	(3,267)	—	—	—	—
Common stock issued under employee stock purchase plan	1,337	—	1,337	—	—	—	—
Common stock dividends	(4,704)	—	44	—	(4,748)	—	—
Repurchase of common stock	(34,485)	—	—	—	—	(34,485)	—
Share-based compensation expense	3,268	—	3,268	—	—	—	—
Balance, March 31, 2018	$1,691,666	$600	$9,386	$(93,320)	$1,846,328	$(72,178)	$850
Balance, December 31, 2018	$1,741,441	$601	$21,103	$(87,662)	$2,060,440	$(253,937)	$896
Net income including noncontrolling interests	72,410	—	—	—	72,410	—	—
Other comprehensive income	1,146	—	—	1,146	—	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,735)	—	(3,735)	—	—	—	—
Common stock issued under employee stock purchase plan	1,323	—	1,323	—	—	—	—
Common stock dividends	(4,480)	—	44	—	(4,524)	—	—
Distributions to noncontrolling interests	(40)	—	—	—	—	—	(40)
Share-based compensation expense	3,557	—	3,557	—	—	—	—
Balance, March 31, 2019	$1,811,622	$602	$22,291	$(86,516)	$2,128,326	$(253,937)	$856
 _________

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

(2)	Represents adjustment to retained earnings upon the adoption of Accounting Standards Codification Topic 606.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. References to the “Company,” “EMCOR,” “we,” “us,” “our” and similar words refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise. Readers of this report should refer to the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly our financial position and the results of our operations. Our reportable segments reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States industrial services segment due to changes in our internal reporting structure.
The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.
NOTE 2 New Accounting Pronouncements
On January 1, 2019, we adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to previous accounting guidance. We adopted this pronouncement utilizing the transition practical expedient added by the FASB, which eliminates the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. The adoption of this accounting pronouncement resulted in the recognition of operating lease right-of-use assets and associated lease liabilities on our balance sheet of $220.2 million and $227.1 million, respectively, as of January 1, 2019. Additional required disclosures have been included within Note 14 - Leases of the notes to consolidated financial statements. Such adoption did not have an impact on our liquidity, results of operations or our compliance with the various covenants contained within our 2016 Credit Agreement as described in further detail within Note 8 - Debt of the notes to consolidated financial statements.
On January 1, 2019, we adopted the accounting pronouncement issued by the FASB related to the reporting of certain items in accumulated other comprehensive income (loss) (“AOCI”). This guidance provides entities the option to reclassify to retained earnings certain tax effects stranded in AOCI as a result of tax reform. As part of our adoption of this accounting pronouncement, we elected not to reclassify the stranded tax effects related to our domestic retirement plans as such amounts are immaterial. Tax effects remaining in AOCI will be released upon liquidation of each individual retirement plan.
In June 2016, an accounting pronouncement was issued by the FASB which changes the way in which entities estimate and present credit losses for most financial assets, including accounts receivable. This pronouncement is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this accounting pronouncement will have on its financial position and/or results of operations.
NOTE 3 Revenue from Contracts with Customers
The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by applying the following five step model:
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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
Changes in the estimates of transaction prices are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. For the three months ended March 31, 2019 and 2018, there were no significant amounts of revenue recognized during the period related to performance obligations satisfied in prior periods. In addition, for the three months ended March 31, 2019 and 2018, there were no significant reversals of revenue recognized associated with the revision of transaction prices.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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
The timing of revenue recognition for the manufacturing of new build heat exchangers within our United States industrial services segment depends on the payment terms of the contract, as our performance does not create an asset with an alternative use to us. For those contracts for which we have a right to payment for performance completed to date at all times throughout our performance, inclusive of a cancellation, we recognize revenue over time. For these performance obligations, we use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. However, for those contracts for which we do not have a right, at all times, to payment for performance completed to date, we recognize revenue at the point in time when control is transferred to the customer. For bill-and-hold arrangements, revenue is recognized when the customer obtains control of the heat exchanger, which may be prior to shipping, if certain recognition criteria are met.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the three months ended March 31, 2019 and 2018, there were no changes in total estimated costs that had a significant impact on our operating results. In addition, for the three months ended March 31, 2019 and 2018, there were no significant losses recognized.
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide construction services relating to electrical and mechanical systems, as well as to provide a number of building services and industrial services to our customers. Our contracts are with many different customers in numerous industries. Refer to Note 15 - Segment Information of the notes to consolidated financial statements for additional information on how we disaggregate our revenues by reportable segment, as well as a more complete description of our business.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

The following tables provide further disaggregation of our revenues by categories we use to evaluate our financial performance within each of our reportable segments (in thousands):

	For the three months ended March 31, 2019	% of Total	For the three months ended March 31, 2018	% of Total
United States electrical construction and facilities services:
Commercial market sector	$269,441	51%	$184,382	40%
Institutional market sector	22,345	4%	28,008	6%
Hospitality market sector	6,841	1%	5,516	1%
Manufacturing market sector	98,803	19%	85,794	19%
Healthcare market sector	17,615	3%	38,507	8%
Transportation market sector	58,139	11%	71,264	16%
Water and wastewater market sector	6,015	1%	4,613	1%
Short duration projects (1)	40,409	8%	29,530	7%
Service work	9,262	2%	8,168	2%
	528,870		455,782
Less intersegment revenues	(800)		(1,030)
Total segment revenues	$528,070		$454,752

United States mechanical construction and facilities services:
Commercial market sector	$281,862	37%	$230,799	33%
Institutional market sector	61,283	8%	64,655	9%
Hospitality market sector	13,648	2%	26,527	4%
Manufacturing market sector	98,763	13%	92,214	13%
Healthcare market sector	61,374	8%	65,876	10%
Transportation market sector	5,734	1%	5,206	1%
Water and wastewater market sector	43,211	6%	36,751	5%
Short duration projects (1)	99,936	13%	79,722	12%
Service work	89,466	12%	86,225	13%
	755,277		687,975
Less intersegment revenues	(2,868)		(3,225)
Total segment revenues	$752,409		$684,750
 ________

(1)	Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

	For the three months ended March 31, 2019	% of Total	For the three months ended March 31, 2018	% of Total
United States building services:
Commercial site-based services	$155,978	30%	$146,761	32%
Government site-based services	48,791	10%	55,409	12%
Mechanical services	274,166	54%	227,342	50%
Energy services	33,144	6%	25,240	6%
Total segment revenues	$512,079		$454,752

United States industrial services:
Field services	$216,770	84%	$162,187	81%
Shop services	41,875	16%	37,057	19%
Total segment revenues	$258,645		$199,244

Total United States operations	$2,051,203		$1,793,498

United Kingdom building services:
Service work	$54,634	51%	$55,275	52%
Projects & extras	52,891	49%	51,615	48%
Total segment revenues	$107,525		$106,890

Total worldwide operations	$2,158,728		$1,900,388

Contract Assets and Contract Liabilities
Accounts receivable are recognized in the period when our right to consideration is unconditional. Accounts receivable are recognized net of an allowance for doubtful accounts. A considerable amount of judgment is required in assessing the likelihood of realization of receivables.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our long-term construction projects when revenues recognized under the cost-to-cost measure of progress exceed the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of our time and materials arrangements, as well as our contracts to perform turnaround services within the United States industrial services segment, are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded, as revenue is recognized in advance of billings. Also included in contract assets are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to scope and/or price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Consolidated Balance Sheets.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

Net contract liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Contract assets, current	$178,366	$158,243
Contract assets, non-current	—	—
Contract liabilities, current	(536,363)	(552,290)
Contract liabilities, non-current	(2,119)	(2,069)
Net contract liabilities	$(360,116)	$(396,116)

The $36.0 million decrease in net contract liabilities for the three months ended March 31, 2019 was primarily attributable to a decrease in net contract liabilities on our uncompleted long-term construction contracts, partially as a result of the timing of billings to our customers. Contract assets and contract liabilities increased by approximately $0.7 million and $7.3 million, respectively, as a result of an acquisition made by us in 2019. There was no significant impairment of contract assets recognized during either period presented.
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations (in thousands, except for percentages):

	March 31, 2019	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,125,052	27%
United States mechanical construction and facilities services	2,256,936	54%
United States building services	544,618	13%
United States industrial services	78,861	2%
Total United States operations	4,005,467	96%
United Kingdom building services	151,124	4%
Total worldwide operations	$4,156,591	100%

Our remaining performance obligations at March 31, 2019 were $4.16 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$1,027,849	$97,203
United States mechanical construction and facilities services	1,793,969	462,967
United States building services	535,198	9,420
United States industrial services	78,861	—
Total United States operations	3,435,877	569,590
United Kingdom building services	99,405	51,719
Total worldwide operations	$3,535,282	$621,309

NOTE 4 Acquisitions of Businesses
In January 2019, we acquired a company for an immaterial amount. This company provides mobile mechanical services within the Southern region of the United States, and its results have been included in our United States building services segment.
During 2018, we acquired four companies for a total consideration of $71.6 million. Two companies provide mobile mechanical services, one within the Eastern region and the other within the Western region of the United States. The third company is a full service provider of mechanical services within the Southern region of the United States. The results of these three companies have been included in our United States building services segment. The fourth company provides electrical construction and maintenance services for industrial and commercial buildings in North Texas, and its results have been included in our United States electrical construction and facilities services segment. In connection with these acquisitions, we acquired working capital of $8.9 million and have preliminarily ascribed $26.1 million to goodwill and $36.6 million to identifiable intangible assets. We expect that all of the acquired goodwill will be deductible for tax purposes.
The purchase price allocation for the business acquired in January 2019 and the businesses acquired in 2018 are preliminary and subject to change during their respective measurement periods. The acquisition of each business was accounted for by the acquisition method of accounting, and the prices paid for them have been allocated to their respective assets and liabilities, based upon the estimated fair value of such assets and liabilities at the dates of their respective acquisitions by us.
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
The results of discontinued operations are as follows (in thousands):

	For the three months ended March 31,
	2019	2018
Revenues	$—	$—
Loss from discontinued operation, net of income taxes	$—	$(282)
Diluted loss per share from discontinued operation	$—	$(0.00)

The loss from discontinued operations in 2018 was primarily due to legal costs related to the settlement of final contract balances on certain construction projects completed in prior years.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 Disposition of Assets - (Continued)

Included in the Consolidated Balance Sheet at December 31, 2018 were approximately $3.7 million of current liabilities associated with the discontinued operation, primarily consisting of contract retentions, contract warranty obligations and other accrued expenses. No significant liabilities remain as of March 31, 2019.
NOTE 6 Earnings Per Share
Calculation of Basic and Diluted Earnings (Loss) per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the three months ended March 31, 2019 and 2018 (in thousands, except share and per share data):

	For the three months ended March 31,
	2019	2018
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$72,410	$55,656
Loss from discontinued operation, net of income taxes	—	(282)
Net income attributable to EMCOR Group, Inc. common stockholders	$72,410	$55,374
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	56,168,356	58,739,115
Effect of dilutive securities—Share-based awards	255,866	325,049
Shares used to compute diluted earnings (loss) per common share	56,424,222	59,064,164
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.29	$0.95
From discontinued operation	—	(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.29	$0.95
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.28	$0.94
From discontinued operation	—	(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.28	$0.94

The number of outstanding share-based awards that were excluded from the computation of diluted EPS for the three months ended March 31, 2019 and 2018 because they would be anti-dilutive were 2,150 and 20,675, respectively.
NOTE 7 Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts (in thousands):

	March 31, 2019	December 31, 2018
Raw materials and construction materials	$29,878	$30,006
Work in process	9,565	12,315
Inventories	$39,443	$42,321

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 8 Debt
Debt in the accompanying Consolidated Balance Sheets consisted of the following amounts (in thousands):

	March 31, 2019	December 31, 2018
Revolving credit facility	$25,000	$25,000
Term loan	265,823	269,620
Unamortized debt issuance costs	(2,768)	(3,065)
Finance lease obligations (1)	10,910	4,213
Other	5	9
Total debt	298,970	295,777
Less: current maturities	18,532	16,013
Total long-term debt	$280,438	$279,764

 ________

(1)	See Note 14 - Leases for further disclosure regarding finance lease obligations.
Credit Agreement
We have a credit agreement dated as of August 3, 2016, which provides for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of March 31, 2019 and December 31, 2018. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.15% of the unused amount as of March 31, 2019. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (2.50% at March 31, 2019) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (5.50% at March 31, 2019), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at March 31, 2019 was 3.50%. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. The 2016 Term Loan previously required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ended March 31, 2017, our required quarterly payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of March 31, 2019 and December 31, 2018, the balance of the 2016 Term Loan was $265.8 million and $269.6 million, respectively. As of March 31, 2019 and December 31, 2018, we had approximately $109.0 million of letters of credit outstanding. There were $25.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of March 31, 2019 and December 31, 2018.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	Assets at Fair Value as of March 31, 2019
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$252,031	$—	$—	$252,031
Restricted cash (2)	2,230	—	—	2,230
Deferred compensation plan assets (3)	30,245	—	—	30,245
Total	$284,506	$—	$—	$284,506

	Assets at Fair Value as of December 31, 2018
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$363,907	$—	$—	$363,907
Restricted cash (2)	2,307	—	—	2,307
Deferred compensation plan assets (3)	23,124	—	—	23,124
Total	$389,338	$—	$—	$389,338
 ________

(1)
Cash and cash equivalents include money market funds with original maturity dates of three months or less, which are Level 1 assets. At March 31, 2019 and December 31, 2018, we had $53.7 million and $161.3 million, respectively, in money market funds.

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
NOTE 10 Income Taxes
In 2018, we finalized our accounting for the income tax effects of the Tax Cuts and Jobs Act (the “Tax Act”). We continue to monitor for potential future changes in certain state and local tax regulations resulting from the Tax Act which may have an impact on our consolidated income tax provision in future periods.
For the three months ended March 31, 2019 and 2018, our income tax provision from continuing operations was $27.5 million and $20.6 million, respectively, based on an effective income tax rate, before discrete items and less amounts attributable to noncontrolling interests, of 28.0% and 27.6%, respectively. The actual income tax rate on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended March 31, 2019 and 2018, inclusive of discrete items, was 27.5% and 27.0%, respectively. The actual income tax rates differed from the statutory tax rate due to state and local income taxes and other permanent book to tax differences. The increase in the 2019 income tax provision was primarily due to increased income from continuing operations. The increase in the actual 2019 income tax rate on income from continuing operations was primarily due to the continued application of the Tax Act, including the implementation of interpretative guidance issued throughout 2018 regarding certain permanent differences and other non-deductible expenses.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 Income Taxes - (Continued)

As of March 31, 2019 and December 31, 2018, we had no unrecognized income tax benefits.
We file income tax returns with the Internal Revenue Service and various state, local and foreign tax agencies. The Company is currently under examination by various taxing authorities for the years 2014 through 2017.
NOTE 11 Common Stock
As of March 31, 2019 and December 31, 2018, there were 56,084,710 and 55,983,763 shares of our common stock outstanding, respectively.
During the three months ended March 31, 2019 and 2018, we issued 100,947 and 98,153 shares of common stock, respectively. These shares were issued primarily upon: (a) the satisfaction of required conditions under certain of our share-based compensation plans and (b) the purchase of common stock pursuant to our employee stock purchase plan.
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014, October 28, 2015, October 25, 2017 and October 23, 2018, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million, $200.0 million, $100.0 million and $200.0 million of our outstanding common stock, respectively. No shares of our common stock were repurchased during the three months ended March 31, 2019. Since the inception of the repurchase programs through March 31, 2019, we have repurchased approximately 15.9 million shares of our common stock for approximately $791.5 million. As of March 31, 2019, there remained authorization for us to repurchase approximately $158.5 million of our shares. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2016 Credit Agreement, placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
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
Components of Net Periodic Pension Cost
The components of net periodic pension cost of the UK Plan for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	For the three months ended March 31,
	2019	2018
Interest cost	$2,039	$2,099
Expected return on plan assets	(3,116)	(3,581)
Amortization of unrecognized loss	600	682
Net periodic pension cost (income)	$(477)	$(800)

The net periodic pension cost associated with the domestic plans was approximately $0.1 million for each of the three months ended March 31, 2019 and 2018.
Employer Contributions
For the three months ended March 31, 2019, our United Kingdom subsidiary contributed approximately $1.0 million to the UK Plan and anticipates contributing an additional $3.6 million during the remainder of 2019. Contributions to the domestic plans were approximately $0.2 million for the three months ended March 31, 2019.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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
Legal Proceedings
We are involved in several legal proceedings in which damages and claims have been asserted against us. We believe that we have a number of valid defenses to such proceedings and claims and intend to vigorously defend ourselves. Other potential claims may exist that have not yet been asserted against us. We do not believe that any such matters will have a material adverse effect on our financial position, results of operations or liquidity. Litigation is subject to many uncertainties and the outcome of litigation is not predictable with assurance. It is possible that some litigation matters for which liabilities have not been recorded could be decided unfavorably to us, and that any such unfavorable decisions could have a material adverse effect on our financial position, results of operations or liquidity.
Restructuring expenses
Restructuring expenses, relating to employee severance obligations, were $0.3 million and less than $0.1 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the balance of these restructuring obligations yet to be paid was $1.5 million, and the majority of such amount is expected to be paid throughout 2019 and 2020. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2019.
The changes in restructuring activity by reportable segment during the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States building services segment	Corporate administration	Total
Balance at December 31, 2017	$452	$40	$—	$492
Charges	—	90	—	90
Payments	(147)	(120)	—	(267)
Balance at March 31, 2018	$305	$10	$—	$315
Balance at December 31, 2018	$30	$176	$1,424	$1,630
Charges	—	275	—	275
Payments	(30)	(381)	(30)	(441)
Balance at March 31, 2019	$—	$70	$1,394	$1,464

NOTE 14 Leases
On January 1, 2019, we adopted Accounting Standards Codification Topic 842, “Leases” (“ASC 842”). This pronouncement requires lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. We adopted this pronouncement utilizing the transition practical expedient which eliminates the requirement that the new lease standard be applied to comparative periods presented in the year of adoption.
As part of our adoption, we elected to utilize the package of practical expedients permitted under the new standard, which allowed us to not reassess: (a) whether an existing contract is or contains a lease, (b) the classification for existing leases and (c) initial direct costs. Further, as permitted by the standard, we made an accounting policy election not to record right-of-use assets or lease liabilities for leases with an initial term of 12 months or less. Instead, consistent with previous accounting guidance, we will recognize payments for such leases in the statement of operations on a straight-line basis over the lease term.
We lease real estate, vehicles and equipment under various operating and finance leases. A lease exists when a contract or part of a contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In determining whether a lease exists, we consider whether a contract provides us with both: (a) the right to obtain substantially all of the economic benefits from the use of the identified asset and (b) the right to direct the use of the identified asset.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 Leases - (Continued)

Many of our leases include base rental periods coupled with options to renew or terminate the lease, generally at our discretion. Certain leases additionally include options to purchase the leased asset. In evaluating the lease term, we consider whether we are reasonably certain to exercise such options. To the extent a significant economic incentive exists to exercise an option, that option is included within the lease term. However, based on the nature of our lease arrangements, options generally do not provide us with a significant economic incentive and are therefore excluded from the lease term for the majority of our arrangements.
Our leases typically include a combination of fixed and variable payments. Fixed payments are generally included when measuring the right-of-use asset and lease liability. Variable payments, which primarily represent payments based on usage of the underlying asset, are generally excluded from such measurement and expensed as incurred. In addition, certain of our lease arrangements may contain a lease coupled with an arrangement to provide other services, such as maintenance, or may require us to make other payments on behalf of the lessor related to the leased asset, such as payments for taxes or insurance. As permitted by ASC 842, we have elected to account for these non-lease components together with the associated lease component. This election has been made for each of our asset classes.
The measurement of right-of-use assets and lease liabilities requires us to estimate appropriate discount rates. To the extent the rate implicit in the lease is readily determinable, such rate is utilized. However, based on information available at lease commencement for the majority of our leases, the rate implicit in the lease is not known. In these instances, we utilize an incremental borrowing rate, which represents the rate of interest that we would pay to borrow on a collateralized basis over a similar term.
Our lease arrangements generally do not contain significant restrictions or covenants; however, certain of our vehicle and equipment leases include residual value guarantees, whereby we provide a guarantee to the lessor that the value of the underlying asset will be at least a specified amount at the end of the lease. Amounts probable of being owed under these guarantees are included within the measurement of the right-of-use asset and lease liability.
Lease Position as of March 31, 2019
The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheet as of March 31, 2019 (in thousands):

	Classification on the Consolidated Balance Sheet	March 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$228,131
Finance lease assets	Property, plant and equipment, net	10,816
Total lease assets		$238,947

Liabilities
Current
Operating	Operating lease liabilities, current	$48,776
Finance	Current maturities of long-term debt and finance lease liabilities	4,524
Noncurrent
Operating	Operating lease liabilities, long-term	191,226
Finance	Long-term debt and finance lease liabilities	6,386
Total lease liabilities		$250,912

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 Leases - (Continued)

Lease Costs
The following table presents information related to lease expense for the three months ended March 31, 2019 (in thousands):

For the three months ended March 31, 2019
Finance lease expense:
Amortization expense	$1,150
Interest expense	113
Operating lease expense	16,089
Short-term lease expense	35,735
Variable lease expense	923
Total lease expense	$54,010

Lease Term and Discount Rate
The following table presents certain information related to lease terms and discount rates for leases as of March 31, 2019:

March 31, 2019
Weighted-average remaining lease term:
Operating leases	6.4 years
Finance leases	3.1 years
Weighed-average discount rate:
Operating leases	4.25%
Finance leases	4.17%

Other Information
The following table presents supplemental cash flow information related to leases for the three months ended March 31, 2019 (in thousands):

For the three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$15,981
Operating cash flows used for finance leases	$113
Financing cash flows used for finance leases	$1,053
Right-of-use assets obtained in exchange for new operating lease liabilities	$23,956
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,973

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 Leases - (Continued)

Maturity of Lease Liabilities
The following table reconciles future minimum lease payments on an undiscounted cash flow basis to the lease liabilities reported in the Consolidated Balance Sheet as of March 31, 2019 (in thousands):

	Operating Leases	Finance Leases
April 1, 2019 to March 31, 2020	$57,807	$4,879
April 1, 2020 to March 31, 2021	47,957	3,256
April 1, 2021 to March 31, 2022	39,428	2,020
April 1, 2022 to March 31, 2023	31,913	1,014
April 1, 2023 to March 31, 2024	25,016	279
Thereafter	75,741	172
Total minimum lease payments	277,862	11,620
Less: Amount of lease payments representing interest	(37,860)	(710)
Present value of future minimum lease payments	$240,002	$10,910

Current portion of lease liabilities	$48,776	$4,524
Noncurrent portion of lease liabilities	191,226	6,386
Present value of future minimum lease payments	$240,002	$10,910

NOTE 15 Segment Information
Our reportable segments reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States industrial services segment due to changes in our internal reporting structure.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 15 Segment Information - (Continued)

The following tables present information about industry segments and geographic areas for the three months ended March 31, 2019 and 2018 (in thousands):

	For the three months ended March 31,
	2019	2018
Revenues from unrelated entities:
United States electrical construction and facilities services	$528,070	$454,752
United States mechanical construction and facilities services	752,409	684,750
United States building services	512,079	454,752
United States industrial services	258,645	199,244
Total United States operations	2,051,203	1,793,498
United Kingdom building services	107,525	106,890
Total worldwide operations	$2,158,728	$1,900,388

Total revenues:
United States electrical construction and facilities services	$528,982	$457,169
United States mechanical construction and facilities services	759,764	691,783
United States building services	530,596	470,099
United States industrial services	259,275	199,817
Less intersegment revenues	(27,414)	(25,370)
Total United States operations	2,051,203	1,793,498
United Kingdom building services	107,525	106,890
Total worldwide operations	$2,158,728	$1,900,388

	For the three months ended March 31,
	2019	2018
Operating income (loss):
United States electrical construction and facilities services	$42,951	$35,851
United States mechanical construction and facilities services	40,985	39,620
United States building services	27,483	17,077
United States industrial services	9,636	3,441
Total United States operations	121,055	95,989
United Kingdom building services	4,141	3,770
Corporate administration	(22,611)	(21,665)
Restructuring expenses	(275)	(90)
Total worldwide operations	102,310	78,004
Other corporate items:
Net periodic pension (cost) income	406	737
Interest expense, net	(2,823)	(2,452)
Income from continuing operations before income taxes	$99,893	$76,289

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 15 Segment Information - (Continued)

	March 31, 2019	December 31, 2018
Total assets:
United States electrical construction and facilities services	$737,743	$702,112
United States mechanical construction and facilities services	1,180,531	1,080,829
United States building services	975,444	846,221
United States industrial services	875,698	864,622
Total United States operations	3,769,416	3,493,784
United Kingdom building services	167,500	146,379
Corporate administration	341,408	448,644
Total worldwide operations	$4,278,324	$4,088,807

NOTE 16 Subsequent Event
In April 2019, we acquired a company for an immaterial amount. This company provides electrical services within the Midwest region of the United States, and its results will be included in our United States electrical construction and facilities services segment. The acquisition of this business will be accounted for by the acquisition method, and the price paid will be allocated to its respective assets and liabilities, based upon the estimated fair value of such assets and liabilities on the date of acquisition.

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
Operating Segments
Our reportable segments reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States industrial services segment due to changes in our internal reporting structure.
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
Overview
The following table presents selected financial data for the three months ended March 31, 2019 and 2018 (in thousands, except percentages and per share data):

	For the three months ended March 31,
	2019	2018
Revenues	$2,158,728	$1,900,388
Revenues increase from prior year	13.6%	0.5%
Operating income	$102,310	$78,004
Operating income as a percentage of revenues	4.7%	4.1%
Net income attributable to EMCOR Group, Inc.	$72,410	$55,374
Diluted earnings per common share from continuing operations	$1.28	$0.94
The results for the three months ended March 31, 2019 set new company records for a first quarter in terms of revenues, operating income, operating margin (operating income as a percentage of revenues), net income attributable to EMCOR Group, Inc. and diluted earnings per common share from continuing operations. Revenues for the first quarter of 2019 increased by 13.6% from $1.90 billion for the three months ended March 31, 2018 to $2.16 billion for the three months ended March 31, 2019. Operating income for the three months ended March 31, 2019 of $102.3 million, or 4.7% of revenues, increased by $24.3 million compared to operating income of $78.0 million, or 4.1% of revenues, for the three months ended March 31, 2018.

The strong operating results were due to revenue growth and an increase in operating income within all of our reportable segments, as well as operating margin expansion across all such segments, except for our United States mechanical construction and facilities services segment.
Impact of Acquisitions
In order to provide a more meaningful period-over-period discussion of our operating results, we may discuss amounts generated or incurred (revenues, gross profit, selling, general and administrative expenses, and operating income) from companies acquired. The amounts discussed reflect the acquired companies’ operating results in the current reported period only for the time period these entities were not owned by EMCOR in the comparable prior reported period.
In January 2019, we acquired a company that provides mobile mechanical services within the Southern region of the United States. The results of operations for this company have been included in our United States building services segment.
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
Companies acquired in 2019 and 2018 generated incremental revenues of $48.4 million and incremental operating income of $2.1 million, inclusive of $2.0 million of amortization expense associated with identifiable intangible assets, for the three months ended March 31, 2019.
Results of Operations
Revenues
The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended March 31,
	2019	% of Total	2018	% of Total
Revenues:
United States electrical construction and facilities services	$528,070	24%	$454,752	24%
United States mechanical construction and facilities services	752,409	35%	684,750	36%
United States building services	512,079	24%	454,752	24%
United States industrial services	258,645	12%	199,244	10%
Total United States operations	2,051,203	95%	1,793,498	94%
United Kingdom building services	107,525	5%	106,890	6%
Total worldwide operations	$2,158,728	100%	$1,900,388	100%
As described below in more detail, our revenues for the three months ended March 31, 2019 increased to $2.16 billion compared to $1.90 billion for the three months ended March 31, 2018. The increase in revenues for the three months ended March 31, 2019 was attributable to increased revenues from all of our reportable segments. Companies acquired in 2019 and 2018, which are reported in our United States electrical construction and facilities services segment and our United States building services segment, generated incremental revenues of $48.4 million for the three months ended March 31, 2019.
Revenues of our United States electrical construction and facilities services segment were $528.1 million and $454.8 million for the three months ended March 31, 2019 and 2018, respectively. The increase in revenues for the three months ended March 31, 2019 was primarily attributable to an increase in revenues from several large telecommunication construction projects within the commercial market sector, partially offset by a decrease in revenues due to the completion or substantial completion of certain construction projects within the healthcare and transportation market sectors. In addition, the results for the three months ended March 31, 2019 included $18.3 million of incremental revenues generated by a company acquired in 2018.
Our United States mechanical construction and facilities services segment revenues for the three months ended March 31, 2019 were $752.4 million, a $67.7 million increase compared to revenues of $684.8 million for the three months ended March 31, 2018. The increase in revenues for the three months ended March 31, 2019 was primarily attributable to an increase in revenues from commercial, manufacturing, and water and wastewater construction projects, partially offset by a decrease in revenues within the hospitality market sector.

Revenues of our United States building services segment for the three months ended March 31, 2019 increased by $57.3 million compared to the three months ended March 31, 2018. The increase in revenues for the three months ended March 31, 2019 was due to: (a) greater project, controls and service activities within our mobile mechanical services operations, (b) increased large project activity within our energy services operations, and (c) an increase in revenues from certain customers within our commercial site-based services operations as a result of scope expansion on existing contracts. In addition, the results for the three months ended March 31, 2019 included $30.1 million of incremental revenues generated by companies acquired in 2019 and 2018. These increases were partially offset by a decrease in revenues due to the loss of certain contracts not renewed pursuant to rebid within our government site-based services operations.
Revenues of our United States industrial services segment for the three months ended March 31, 2019 were $258.6 million, a $59.4 million increase compared to revenues of $199.2 million for the three months ended March 31, 2018. The increase in revenues for the three months ended March 31, 2019 was due to an increase in revenues from: (a) our field services operations as such businesses experienced a more normalized spring turnaround season compared to the prior year, which was negatively impacted by the cancellation or deferral of previously scheduled maintenance activities with our customers, and (b) our shop services operations as a result of: (i) increased demand for new build heat exchangers and (ii) an increase in maintenance, repair and hydro blast cleaning services.
Our United Kingdom building services segment revenues were $107.5 million for the three months ended March 31, 2019 compared to revenues of $106.9 million for the three months ended March 31, 2018. The increase in revenues for the three months ended March 31, 2019 was primarily the result of: (a) increased project activity with existing customers and (b) new contract awards within the commercial market sector. This segment’s revenues for the three months ended March 31, 2019 were negatively impacted by $7.3 million related to the effect of unfavorable exchange rates for the British pound versus the United States dollar.
Cost of sales and Gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended March 31,
	2019	2018
Cost of sales	$1,849,974	$1,631,269
Gross profit	$308,754	$269,119
Gross profit, as a percentage of revenues	14.3%	14.2%
Our gross profit increased by $39.6 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Our gross profit margin was 14.3% and 14.2% for the three months ended March 31, 2019 and 2018, respectively. The increase in gross profit for the three months ended March 31, 2019 was due to an increase in gross profit from all of our reportable segments, partially as a result of an increase in revenues within each segment.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended March 31,
	2019	2018
Selling, general and administrative expenses	$206,169	$191,025
Selling, general and administrative expenses, as a percentage of revenues	9.6%	10.1%
Our selling, general and administrative expenses for the three months ended March 31, 2019 increased by $15.1 million to $206.2 million compared to $191.0 million for the three months ended March 31, 2018. The increase in selling, general and administrative expenses for the three months ended March 31, 2019 included $7.2 million of incremental expenses directly related to companies acquired in 2019 and 2018, including amortization expense attributable to identifiable intangible assets of $0.8 million. In addition to the impact of acquisitions, selling, general and administrative expenses increased due to: (a) an increase in salaries, partially as a result of an increase in headcount due to higher revenues than in the same prior year period, (b) an increase in incentive compensation expense, due to higher projected annual operating results than in the same prior year period, and (c) an increase in information technology costs related to certain initiatives currently in process. These increases were partially offset by a decrease in the provision for doubtful accounts primarily within our United States building services segment.

Selling, general and administrative expenses as a percentage of revenues were 9.6% and 10.1% for the three months ended March 31, 2019 and 2018, respectively. The decrease in SG&A margin for the three months ended March 31, 2019 was primarily due to an increase in revenues without commensurate increases in our overhead cost structure.
Restructuring expenses
Restructuring expenses, relating to employee severance obligations, were $0.3 million and less than $0.1 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the balance of these restructuring obligations yet to be paid was $1.5 million, and the majority of such amount is expected to be paid throughout 2019 and 2020. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2019.
Operating income
The following table presents our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended March 31,
	2019	% of Segment Revenues	2018	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$42,951	8.1%	$35,851	7.9%
United States mechanical construction and facilities services	40,985	5.4%	39,620	5.8%
United States building services	27,483	5.4%	17,077	3.8%
United States industrial services	9,636	3.7%	3,441	1.7%
Total United States operations	121,055	5.9%	95,989	5.4%
United Kingdom building services	4,141	3.9%	3,770	3.5%
Corporate administration	(22,611)	—	(21,665)	—
Restructuring expenses	(275)	—	(90)	—
Total worldwide operations	102,310	4.7%	78,004	4.1%
Other corporate items:
Net periodic pension (cost) income	406		737
Interest expense, net	(2,823)		(2,452)
Income from continuing operations before income taxes	$99,893		$76,289
As described below in more detail, operating income was $102.3 million and $78.0 million for the three months ended March 31, 2019 and 2018, respectively. The increase in operating income for the three months ended March 31, 2019 was due to an increase in gross profit from all of our reportable segments. Operating margin was 4.7% and 4.1% for the three months ended March 31, 2019 and 2018, respectively. Operating margin increased within all of our reportable segments, except for our United States mechanical construction and facilities services segment.
Operating income of our United States electrical construction and facilities services segment for the three months ended March 31, 2019 and 2018 was $43.0 million and $35.9 million, respectively. The increase in operating income for the three months ended March 31, 2019 was primarily attributable to an increase in gross profit within the commercial market sector, inclusive of certain telecommunication construction projects, partially offset by a decrease in gross profit within the transportation market sector as a result of the completion or substantial completion of certain construction projects. Additionally, a company acquired in 2018 contributed incremental operating income of $0.1 million, inclusive of $0.5 million of amortization expense associated with identifiable intangible assets, for the three months ended March 31, 2019. The increase in operating margin for the three months ended March 31, 2019 was attributable to a decrease in the ratio of selling, general and administrative expenses to revenues.
Our United States mechanical construction and facilities services segment operating income for the three months ended March 31, 2019 was $41.0 million, a $1.4 million increase compared to operating income of $39.6 million for the three months ended March 31, 2018. The increase in operating income for the three months ended March 31, 2019 was attributable to an increase in gross profit from commercial and water and wastewater construction projects, partially offset by a decrease in gross profit from construction projects within the manufacturing market sector. The decrease in operating margin for the three months ended March 31, 2019 was attributable to a decrease in gross profit margin, partially as a result of the mix of work within the manufacturing market sector, including projects which are in the earlier stages of completion and typically carry lower gross profit margins.

Operating income of our United States building services segment for the three months ended March 31, 2019 increased by $10.4 million compared to operating income for the three months ended March 31, 2018. The increase in operating income for the three months ended March 31, 2019 was primarily attributable to: (a) our mobile mechanical services operations, as a result of increased gross profit from project, controls and repair activities, (b) our energy services operations, due to an increase in large project activity, (c) our commercial site-based services operations, primarily as a result of scope expansion on existing contracts, and (d) our government site-based services operations, as a result of increased gross profit from contracts with existing customers. Additionally, companies acquired in 2019 and 2018 within our mobile mechanical services operations, contributed incremental operating income of $2.0 million, inclusive of $1.5 million of amortization expense associated with identifiable intangible assets, for the three months ended March 31, 2019. The increase in operating margin for the three months ended March 31, 2019 was attributable to an increase in gross profit margin and a decrease in the ratio of selling, general and administrative expenses to revenues.
Our United States industrial services segment operating income for the three months ended March 31, 2019 was $9.6 million compared to operating income of $3.4 million for the three months ended March 31, 2018. The $6.2 million increase in operating income was primarily due to an increase in demand for our service offerings, as well as improved operating performance within both our field and shop services operations. Additionally, the results for the three months ended March 31, 2019 benefited from the recovery of $3.6 million associated with a legal settlement, which has been recorded as a reduction to selling, general and administrative expenses. The increase in operating margin for the three months ended March 31, 2019 was attributable to a decrease in the ratio of selling, general and administrative expenses to revenues, partially as a result of the legal settlement referenced above.
Our United Kingdom building services segment operating income was $4.1 million for the three months ended March 31, 2019 compared to operating income of $3.8 million for the three months ended March 31, 2018. Operating income for the three months ended March 31, 2019 increased primarily due to: (a) an increase in gross profit from project activity with existing customers within the institutional and commercial market sectors and (b) new contract awards within the commercial market sector. This segment’s operating income was negatively impacted by $0.3 million for the three months ended March 31, 2019 relating to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The increase in operating margin for the three months ended March 31, 2019 was primarily attributable to an increase in gross profit margin.
Our corporate administration operating loss for the three months ended March 31, 2019 was $22.6 million compared to $21.7 million for the three months ended March 31, 2018. The increase in corporate administration expenses for the three months ended March 31, 2019 was primarily due to an increase in professional fees as a result of certain information technology initiatives currently in process.
Net interest expense for the three months ended March 31, 2019 and 2018 was $2.8 million and $2.5 million, respectively. Net interest expense for the three months ended March 31, 2019 and 2018 consisted of interest expense of $3.6 million and $3.0 million, respectively, partially offset by interest income of $0.7 million and $0.5 million, respectively. The increase in net interest expense for the three months ended March 31, 2019 was the result of higher interest rates, partially offset by the impact of reduced average outstanding borrowings on interest expense.
For the three months ended March 31, 2019 and 2018, our income tax provision from continuing operations was $27.5 million and $20.6 million, respectively, based on an effective income tax rate, before discrete items and less amounts attributable to noncontrolling interests, of 28.0% and 27.6%, respectively. The actual income tax rate on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended March 31, 2019 and 2018, inclusive of discrete items, was 27.5% and 27.0%, respectively. The increase in the 2019 income tax provision was primarily due to increased income from continuing operations.
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

Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage total of remaining performance obligations (in thousands, except for percentages):

	March 31, 2019	% of Total	December 31, 2018	% of Total	March 31, 2018	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,125,052	27%	$1,085,571	27%	$1,133,811	31%
United States mechanical construction and facilities services	2,256,936	54%	2,226,183	57%	1,810,203	51%
United States building services	544,618	13%	435,074	11%	424,196	12%
United States industrial services	78,861	2%	86,930	2%	76,628	2%
Total United States operations	4,005,467	96%	3,833,758	97%	3,444,838	96%
United Kingdom building services	151,124	4%	130,524	3%	158,905	4%
Total worldwide operations	$4,156,591	100%	$3,964,282	100%	$3,603,743	100%
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
Our remaining performance obligations at March 31, 2019 were $4.16 billion compared to $3.96 billion at December 31, 2018 and $3.60 billion at March 31, 2018. The increase in remaining performance obligations at March 31, 2019 compared to December 31, 2018 was attributable to an increase in remaining performance obligations within all of our reportable segments, except for our United States industrial services segment.

Liquidity and Capital Resources
The following table presents our net cash used in operating activities, investing activities and financing activities (in thousands):

	For the three months ended March 31,
	2019	2018
Net cash used in operating activities	$(57,435)	$(59,087)
Net cash used in investing activities	$(44,008)	$(11,839)
Net cash used in financing activities	$(11,808)	$(45,291)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$1,298	$1,733
Our consolidated cash balance, including cash equivalents and restricted cash, decreased by approximately $112.0 million from $366.2 million at December 31, 2018 to $254.3 million at March 31, 2019. Net cash used in operating activities for the three months ended March 31, 2019 was $57.4 million compared to $59.1 million for the three months ended March 31, 2018. The reduction in cash used in operating activities was primarily due to an increase in net income, partially offset by the timing of cash receipts from our customers, including payments of advanced billings on our long-term construction contracts. Net cash used in investing activities was $44.0 million for the three months ended March 31, 2019 compared to $11.8 million for the three months ended March 31, 2018. The increase in net cash used in investing activities was primarily due to an increase in payments for acquisitions of businesses and purchases of property, plant and equipment. Net cash used in financing activities for the three months ended March 31, 2019 decreased by approximately $33.5 million compared to the three months ended March 31, 2018, primarily as a result of a decrease in funds used for the repurchase of our common stock. Cash flows from discontinued operations were immaterial and are not expected to significantly affect future liquidity.
The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving credit facility (including interest at 3.50%) (1)	$27.1	$0.9	$26.2	$—	$—
Term loan (including interest at 3.50%) (1)	286.7	24.6	262.1	—	—
Finance leases	11.6	4.9	5.2	1.3	0.2
Operating leases	277.9	57.8	87.5	56.9	75.7
Open purchase obligations (2)	1,344.8	1,138.9	204.7	1.2	—
Other long-term obligations, including current portion (3)	386.8	67.0	310.1	9.7	—
Total Contractual Obligations	$2,334.9	$1,294.1	$895.8	$69.1	$75.9

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$109.0	$109.0	$—	$—	$—
 _________

(1)
On August 3, 2016, we entered into a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”). As of March 31, 2019, the amounts outstanding under the 2016 Term Loan and the 2016 Revolving Credit Facility were $265.8 million and $25.0 million, respectively.

(2)
Represents open purchase orders for material and subcontracting costs related to construction and services contracts. These purchase orders are not reflected in EMCOR’s Consolidated Balance Sheets and should not impact future cash flows as amounts should be recovered through customer billings.

(3)
Primarily represents insurance related liabilities and liabilities for deferred income taxes, incentive compensation and deferred compensation, classified as other long-term liabilities in the Consolidated Balance Sheets. Cash payments for insurance and deferred compensation related liabilities may be payable beyond three years, however it is not practical to estimate these payments; therefore, these liabilities are reflected in the 1-3 years payment period. We provide funding to our post retirement plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated and, therefore, have not been included in the table.

We have a credit agreement dated as of August 3, 2016, which provides for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of March 31, 2019 and December 31, 2018. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.15% of the unused amount as of March 31, 2019. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (2.50% at March 31, 2019) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (5.50% at March 31, 2019), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at March 31, 2019 was 3.50%. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. The 2016 Term Loan previously required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ended March 31, 2017, our required quarterly payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of March 31, 2019 and December 31, 2018, the balance of the 2016 Term Loan was $265.8 million and $269.6 million, respectively. As of March 31, 2019 and December 31, 2018, we had approximately $109.0 million of letters of credit outstanding. There were $25.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of March 31, 2019 and December 31, 2018.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts and, accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2019, based on the percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.1 billion. Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
We are a party to lawsuits and other proceedings in which other parties seek to recover amounts from us. While litigation is subject to many uncertainties and the outcome of litigation is not predictable with assurance, we do not believe that any such matters will have a material adverse effect on our financial position, results of operations or liquidity.

On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014, October 28, 2015, October 25, 2017 and October 23, 2018, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million, $200.0 million, $100.0 million and $200.0 million of our outstanding common stock, respectively. No shares of our common stock were repurchased during the three months ended March 31, 2019. Since the inception of the repurchase programs through March 31, 2019, we have repurchased approximately 15.9 million shares of our common stock for approximately $791.5 million. As of March 31, 2019, there remained authorization for us to repurchase approximately $158.5 million of our shares. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2016 Credit Agreement, placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
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
Certain Insurance Matters
As of March 31, 2019 and December 31, 2018, we utilized approximately $108.9 million of letters of credit obtained under our 2016 Revolving Credit Facility as collateral for our insurance obligations.
New Accounting Pronouncements
We review new accounting standards to determine the expected financial impact, if any, that the adoption of such standards will have. See Note 2 - New Accounting Pronouncements of the notes to consolidated financial statements included in Item 1. Financial Statements for further information regarding new accounting standards, including the anticipated dates of adoption and the effects on our consolidated financial position, results of operations or liquidity.
Application of Critical Accounting Policies
Our consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of our annual report on Form 10-K for the year ended December 31, 2018. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from contracts with customers; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.
Revenue Recognition from Contracts with Customers
We believe our most critical accounting policy is revenue recognition in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). In accordance with ASC 606, the Company recognizes revenue by applying the following five step model: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations in the contract, and (5) recognize revenue as performance obligations are satisfied.
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
The timing of revenue recognition for the manufacturing of new build heat exchangers within our United States industrial services segment depends on the payment terms of the contract, as our performance does not create an asset with an alternative use to us. For those contracts for which we have a right to payment for performance completed to date at all times throughout our performance, inclusive of a cancellation, we recognize revenue over time. For these performance obligations, we use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. However, for those contracts for which we do not have a right, at all times, to payment for performance completed to date, we recognize revenue at the point in time when control is transferred to the customer. For bill-and-hold arrangements, revenue is recognized when the customer obtains control of the heat exchanger, which may be prior to shipping, if certain recognition criteria are met.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the three months ended March 31,

2019 and 2018, there were no changes in total estimated costs that had a significant impact on our operating results. In addition, for the three months ended March 31, 2019 and 2018, there were no significant losses recognized.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our long-term construction projects when revenues recognized under the cost-to-cost measure of progress exceed the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of our time and materials arrangements, as well as our contracts to perform turnaround services within the United States industrial services segment, are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded, as revenue is recognized in advance of billings. Also included in contract assets are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to scope and/or price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Consolidated Balance Sheets.
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
See Note 3 - Revenue from Contracts with Customers of the notes to consolidated financial statements included in Item 1. Financial Statements for further disclosure regarding revenue recognition.
Accounts Receivable
Accounts receivable are recognized in the period we deliver goods or provide services to our customers or when our right to consideration is unconditional. We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. At March 31, 2019 and December 31, 2018, our accounts receivable of $1,797.5 million and $1,773.6 million, respectively, were recorded net of allowances for doubtful accounts of $14.7 million and $15.4 million, respectively. The decrease in our allowance for doubtful accounts was primarily due to the write-off or recovery of previously reserved amounts. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to the deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on the Consolidated Balance Sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability and property claims increased by $2.2 million at March 31, 2019 compared to December 31, 2018. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability and property claims were to increase by 10%, it would have resulted in $16.4 million of additional expense for the three months ended March 31, 2019.
Income Taxes
We had net deferred income tax liabilities at March 31, 2019 and December 31, 2018 of $73.4 million and $70.8 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liabilities are $101.2 million and $104.1 million of deferred income tax assets as of March 31, 2019 and December

31, 2018, respectively. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of March 31, 2019 and December 31, 2018, the total valuation allowance on deferred income tax assets, primarily related to state net operating carryforwards, was approximately $3.9 million.
Goodwill and Identifiable Intangible Assets
As of March 31, 2019, we had $1,004.7 million and $491.2 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), arising out of the acquisition of companies. As of December 31, 2018, goodwill and net identifiable intangible assets were $990.9 million and $488.3 million, respectively. As of March 31, 2019, approximately 13.3% of our goodwill related to our United States electrical construction and facilities services segment, approximately 24.9% related to our United States mechanical construction and facilities services segment, approximately 28.7% related to our United States building services segment, and approximately 33.1% related to our United States industrial services segment. The changes to goodwill since December 31, 2018 were related to an acquisition in 2019 and a purchase price adjustment related to an acquisition completed in 2018. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) requires that goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 15, “Segment Information”, of the notes to consolidated financial statements. In assessing whether our goodwill is impaired, we compare the fair value of the reporting unit to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is impaired and an impairment loss in the amount of the excess is recognized and charged to operations. The fair value of each of our reporting units is generally determined using discounted estimated future cash flows; however, in certain circumstances, consideration is given to a market approach whereby fair value is measured based on a multiple of earnings.
As of the date of our latest impairment test (October 1, 2018), the carrying values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment were approximately $251.2 million, $398.8 million, $499.5 million and $657.5 million, respectively. The fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment exceeded their carrying values by approximately $1,203.0 million, $1,710.9 million, $628.2 million and $81.2 million, respectively. No impairment of our goodwill was recognized during the three months ended March 31, 2019 and 2018.
The weighted average cost of capital used in our annual testing for impairment as of October 1, 2018 was 9.8%, 9.7% and 10.5% for our domestic construction segments, our United States building services segment and our United States industrial services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for all of our domestic segments. Unfavorable changes in these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average costs of capital would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment to decrease by approximately $91.7 million, $132.4 million, $71.2 million, and $46.4 million, respectively. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $52.5 million, $74.1 million, $38.3 million, and $23.3 million, respectively.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. No impairment of our indefinite-lived trade names was recognized during the three months ended March 31, 2019 and 2018.

In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. No impairment of our other identifiable intangible assets was recognized during the three months ended March 31, 2019 and 2018.
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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We did not use any derivative financial instruments during the three months ended March 31, 2019, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2016 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2016 Credit Agreement bear interest at variable rates. As of March 31, 2019, there were borrowings of $25.0 million outstanding under the 2016 Revolving Credit Facility and the balance of the 2016 Term Loan was $265.8 million. This instrument bears interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (2.50% at March 31, 2019) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (5.50% at March 31, 2019), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at March 31, 2019 was 3.50%. Based on the $290.8 million borrowings outstanding under the 2016 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $2.1 million in the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $2.1 million in the next twelve months. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. The 2016 Credit Agreement expires on August 3, 2021. There is no guarantee that we will be able to renew the 2016 Credit Agreement at its expiration.
We are also exposed to construction market risk and its potential related impact on accounts receivable or contract assets on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, we believe we take appropriate action to manage market and other risks, but there is no assurance that we will be able to reasonably identify all risks with respect to the collectibility of these assets. See also the previous discussions of Revenue Recognition from Contracts with Customers and Accounts Receivable under the heading, “Application of Critical Accounting Policies” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded as accumulated other comprehensive (loss) income, a component of equity, in the Consolidated Balance Sheets. We believe the exposure to the effects that fluctuating foreign currencies may have on our consolidated results of operations is limited because our foreign operations primarily invoice customers and collect obligations in their respective local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in their same local currencies.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs
January 1, 2019 to January 31, 2019	—	—	—	$158,506,898
February 1, 2019 to February 28, 2019	—	—	—	$158,506,898
March 1, 2019 to March 31, 2019	—	—	—	$158,506,898
Total	—	—	—

(1)
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014, October 28, 2015, October 25, 2017 and October 23, 2018, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million, $200.0 million, $100.0 million and $200.0 million of our outstanding common stock, respectively. As of March 31, 2019, there remained authorization for us to repurchase approximately $158.5 million of our shares. No shares have been repurchased by us since the programs have been announced other than pursuant to these publicly announced programs. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement, placing limitations on such repurchases.

(2)	Excludes 52,653 shares to satisfy minimum tax withholdings for common stock issued under share-based compensation plans.
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
Date: April 30, 2019

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
Exhibit 4(a) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (“September 2016 Form 10-Q”)
4(b)	Fifth Amended and Restated Security Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to the September 2016 Form 10-Q
4(c)	Fifth Amended and Restated Pledge Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to the September 2016 Form 10-Q
4(d)	Fourth Amended and Restated Guaranty Agreement dated as of August 3, 2016 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to the September 2016 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of Sheldon I. Cammaker, R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(g-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(h-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(i-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(i-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(i-3)	Amendment to Continuity Agreements and Severance Agreements with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(j-1)	Amendment dated as of March 29, 2010 to Severance Agreement with Sheldon I. Cammaker, Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(j-2)	Third Amendment to Severance Agreement dated June 4, 2015 between EMCOR and Sheldon I. Cammaker	Exhibit 10(k-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (“June 2015 Form 10-Q”)
10(k-1)	Severance Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio	Exhibit 10(l-1) to the September 2016 Form 10-Q
10(k-2)	Continuity Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio (“Mauricio Continuity Agreement”)	Exhibit 10(l-2) to the September 2016 Form 10-Q
10(k-3)	Amendment dated April 10, 2017 to Mauricio Continuity Agreement	Exhibit 10(l-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10(l-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(l-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(l-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(l-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (“March 2012 Form 10-Q”)
10(l-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10(l-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(l-7)	Fifth Amendment to LTIP	Exhibit 10(l-7) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”)
10(l-8)	Sixth Amendment to LTIP	Exhibit 10(l-8) to 2015 Form 10-K
10(m)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(n-1)	Amended and Restated 2010 Incentive Plan	Exhibit 10(q-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10(n-2)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(n-3)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K
10(o)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(p)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(q)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(r)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(s)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“June 2012 Form 10-Q”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(t)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2014
10(u)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(v)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(w)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(x)	Restricted Stock Unit Award Agreement dated June 11, 2014 between EMCOR and Stephen W. Bershad	Exhibit 10(g)(g) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014
10(y)	Restricted Stock Unit Award Agreement dated June 11, 2015 between EMCOR and Stephen W. Bershad	Exhibit 10(f)(f) to the June 30, 2015 Form 10-Q
10(z)	Restricted Stock Unit Award Agreement dated October 29, 2015 between EMCOR and Steven B. Schwarzwaelder	Exhibit 10.1 to Form 8-K (Date of Report October 30, 2015)
10(a)(a)	Restricted Stock Unit Award Agreement dated June 2, 2016 between EMCOR and Stephen W. Bershad	Exhibit 10(c)(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016
10(b)(b)	Executive Compensation Recoupment Policy	Exhibit 10(h)(h) to 2015 Form 10-K
10(c)(c)	Restricted Stock Unit Award Agreement dated June 30, 2017 between EMCOR and Mark A. Pompa	Exhibit 10(f)(f) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
11	Computation of Basic EPS and Diluted EPS for the three months ended March 31, 2019 and 2018	Note 6 of the Notes to the Consolidated Financial Statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Filed herewith
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.
Filed