Form 10-Q
period 2019-06-30
EMCOR GROUP INC
filed 2019-07-30
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 1-8267

EMCOR Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		11-2125338
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)
EMCOR Group Inc
301 Merritt Seven
Norwalk,	Connecticut	06851-1092
(Address of Principal Executive Offices)		(Zip Code)

(203)	849-7800
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	EME	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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
Number of shares of Common Stock outstanding as of the close of business on July 25, 2019: 56,134,764 shares.

EMCOR Group, Inc.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$213,374	$363,907
Accounts receivable, less allowance for doubtful accounts of $15,293 and $15,361, respectively	1,946,811	1,773,620
Contract assets	179,439	158,243
Inventories	39,180	42,321
Prepaid expenses and other	41,831	48,116
Total current assets	2,420,635	2,386,207
Investments, notes and other long-term receivables	1,904	2,899
Property, plant and equipment, net	145,638	134,351
Operating lease right-of-use assets	233,173	—
Goodwill	1,013,822	990,887
Identifiable intangible assets, net	488,017	488,286
Other assets	90,389	86,177
Total assets	$4,393,578	$4,088,807
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$18,385	$16,013
Accounts payable	579,461	652,091
Contract liabilities	544,346	552,290
Accrued payroll and benefits	327,006	343,069
Other accrued expenses and liabilities	185,398	170,935
Operating lease liabilities, current	49,970	—
Total current liabilities	1,704,566	1,734,398
Borrowings under revolving credit facility	25,000	25,000
Long-term debt and finance lease liabilities	251,448	254,764
Operating lease liabilities, long-term	195,149	—
Other long-term obligations	322,584	333,204
Total liabilities	2,498,747	2,347,366
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 60,268,645 and 60,123,184 shares issued, respectively	603	601
Capital surplus	26,640	21,103
Accumulated other comprehensive loss	(86,896)	(87,662)
Retained earnings	2,207,775	2,060,440
Treasury stock, at cost 4,139,421 shares	(253,937)	(253,937)
Total EMCOR Group, Inc. stockholders’ equity	1,894,185	1,740,545
Noncontrolling interests	646	896
Total equity	1,894,831	1,741,441
Total liabilities and equity	$4,393,578	$4,088,807
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues	$2,324,202	$1,953,886	$4,482,930	$3,854,274
Cost of sales	1,977,822	1,663,042	3,827,796	3,294,311
Gross profit	346,380	290,844	655,134	559,963
Selling, general and administrative expenses	226,248	189,907	432,417	380,932
Restructuring expenses	173	374	448	464
Impairment loss on identifiable intangible assets	—	907	—	907
Operating income	119,959	99,656	222,269	177,660
Net periodic pension (cost) income	400	717	806	1,454
Interest expense, net	(3,231)	(2,823)	(6,054)	(5,275)
Income from continuing operations before income taxes	117,128	97,550	217,021	173,839
Income tax provision	33,156	26,529	60,639	47,162
Income from continuing operations	83,972	71,021	156,382	126,677
Loss from discontinued operation, net of income taxes	—	(205)	—	(487)
Net income including noncontrolling interests	83,972	70,816	156,382	126,190
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to EMCOR Group, Inc.	$83,972	$70,816	$156,382	$126,190

Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.49	$1.22	$2.78	$2.16
From discontinued operation	—	(0.00)	—	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.49	$1.22	$2.78	$2.15
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.49	$1.21	$2.77	$2.15
From discontinued operation	—	(0.00)	—	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.49	$1.21	$2.77	$2.14

Dividends declared per common share	$0.08	$0.08	$0.16	$0.16
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income including noncontrolling interests	$83,972	$70,816	$156,382	$126,190
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(908)	(875)	(297)	(380)
Post retirement plans, amortization of actuarial loss included in net income (1)	528	595	1,063	980
Other comprehensive (loss) income	(380)	(280)	766	600
Comprehensive income	83,592	70,536	157,148	126,790
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to EMCOR Group, Inc.	$83,592	$70,536	$157,148	$126,790
_________

(1)	Net of tax of $0.1 million for each of the three months ended June 30, 2019 and 2018, and net of tax of $0.3 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows - operating activities:
Net income including noncontrolling interests	$156,382	$126,190
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	21,391	19,233
Amortization of identifiable intangible assets	23,169	21,352
Provision for doubtful accounts	851	7
Deferred income taxes	(920)	4,855
Excess tax benefits from share-based compensation	(593)	(1,065)
Equity loss (income) from unconsolidated entities	835	(290)
Non-cash expense from contingent consideration arrangements	1,203	186
Non-cash expense for impairment of identifiable intangible assets	—	907
Non-cash share-based compensation expense	6,225	5,956
Distributions from unconsolidated entities	871	1,847
Other reconciling items	111	389
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(251,723)	(212,217)
Net cash used in operating activities	(42,198)	(32,650)
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(63,991)	(25,207)
Proceeds from sale of property, plant and equipment	1,326	605
Purchase of property, plant and equipment	(22,455)	(15,914)
Investments in and advances to unconsolidated entities	(794)	(3,484)
Distributions from unconsolidated entities	84	83
Net cash used in investing activities	(85,830)	(43,917)
Cash flows - financing activities:
Repayments of long-term debt and debt issuance costs	(7,601)	(7,634)
Repayments of finance lease liabilities	(2,151)	(696)
Dividends paid to stockholders	(8,967)	(9,381)
Repurchase of common stock	—	(60,508)
Taxes paid related to net share settlements of equity awards	(3,735)	(3,745)
Issuance of common stock under employee stock purchase plan	2,969	2,758
Payments for contingent consideration arrangements	(2,508)	(3,298)
Distributions to noncontrolling interests	(250)	—
Net cash used in financing activities	(22,243)	(82,504)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(175)	(1,121)
Decrease in cash, cash equivalents and restricted cash	(150,446)	(160,192)
Cash, cash equivalents and restricted cash at beginning of year (1)	366,214	469,388
Cash, cash equivalents and restricted cash at end of period (2)	$215,768	$309,196
Supplemental cash flow information:
Cash paid for:
Interest	$6,432	$5,824
Income taxes	$65,799	$71,593
_________

(1)	Includes $2.3 million and $2.0 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively.

(2)	Includes $2.4 million and $2.6 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of June 30, 2019 and 2018, respectively.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended June 30, 2018 and 2019
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, March 31, 2018	$1,691,666	$600	$9,386	$(93,320)	$1,846,328	$(72,178)	$850
Net income including noncontrolling interests	70,816	—	—	—	70,816	—	—
Other comprehensive loss	(280)	—	—	(280)	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(478)	—	(478)	—	—	—	—
Common stock issued under employee stock purchase plan	1,421	—	1,421	—	—	—	—
Common stock dividends	(4,677)	—	37	—	(4,714)	—	—
Repurchase of common stock	(26,023)	—	—	—	—	(26,023)	—
Share-based compensation expense	2,688	—	2,688	—	—	—	—
Balance, June 30, 2018	$1,735,133	$600	$13,054	$(93,600)	$1,912,430	$(98,201)	$850
Balance, March 31, 2019	$1,811,622	$602	$22,291	$(86,516)	$2,128,326	$(253,937)	$856
Net income including noncontrolling interests	83,972	—	—	—	83,972	—	—
Other comprehensive loss	(380)	—	—	(380)	—	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	1,646	—	1,646	—	—	—	—
Common stock dividends	(4,487)	—	36	—	(4,523)	—	—
Repurchase of common stock	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(210)	—	—	—	—	—	(210)
Share-based compensation expense	2,668	—	2,668	—	—	—	—
Balance, June 30, 2019	$1,894,831	$603	$26,640	$(86,896)	$2,207,775	$(253,937)	$646
 _________

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the six months ended June 30, 2018 and 2019
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2017	$1,674,117	$599	$8,005	$(94,200)	$1,796,556	$(37,693)	$850
Net income including noncontrolling interests	126,190	—	—	—	126,190	—	—
Other comprehensive income	600	—	—	600	—	—	—
Cumulative-effect adjustment (2)	(854)	—	—	—	(854)	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,745)	—	(3,745)	—	—	—	—
Common stock issued under employee stock purchase plan	2,758	—	2,758	—	—	—	—
Common stock dividends	(9,381)	—	81	—	(9,462)	—	—
Repurchase of common stock	(60,508)	—	—	—	—	(60,508)	—
Share-based compensation expense	5,956	—	5,956	—	—	—	—
Balance, June 30, 2018	$1,735,133	$600	$13,054	$(93,600)	$1,912,430	$(98,201)	$850
Balance, December 31, 2018	$1,741,441	$601	$21,103	$(87,662)	$2,060,440	$(253,937)	$896
Net income including noncontrolling interests	156,382	—	—	—	156,382	—	—
Other comprehensive income	766	—	—	766	—	—	—
Common stock issued under share-based compensation plans	—	2	(2)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,735)	—	(3,735)	—	—	—	—
Common stock issued under employee stock purchase plan	2,969	—	2,969	—	—	—	—
Common stock dividends	(8,967)	—	80	—	(9,047)	—	—
Repurchase of common stock	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(250)	—	—	—	—	—	(250)
Share-based compensation expense	6,225	—	6,225	—	—	—	—
Balance, June 30, 2019	$1,894,831	$603	$26,640	$(86,896)	$2,207,775	$(253,937)	$646
 _________

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

(2)	Represents adjustment to retained earnings upon the adoption of Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers.”
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
The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.
NOTE 2 New Accounting Pronouncements
On January 1, 2019, we adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases continue to be recognized in a manner similar to previous accounting guidance. We adopted this pronouncement utilizing the transition practical expedient added by the FASB, which eliminated the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. The adoption of this accounting pronouncement resulted in the recognition of operating lease right-of-use assets and associated lease liabilities on our balance sheet of $220.2 million and $227.1 million, respectively, as of January 1, 2019. Additional required disclosures have been included within Note 14 - Leases of the notes to consolidated financial statements. Such adoption did not have an impact on our liquidity, results of operations or our compliance with the various covenants contained within our 2016 Credit Agreement as described in further detail within Note 8 - Debt of the notes to consolidated financial statements.
On January 1, 2019, we adopted the accounting pronouncement issued by the FASB related to the reporting of certain items in accumulated other comprehensive income (loss) (“AOCI”). This guidance provides entities the option to reclassify to retained earnings certain tax effects stranded in AOCI as a result of tax reform. As part of our adoption of this accounting pronouncement, we elected not to reclassify the stranded tax effects related to the retirement plans of our United States subsidiaries as such amounts are immaterial. Tax effects remaining in AOCI will be released upon liquidation of each individual retirement plan.
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
Our contracts are often modified through change orders to account for changes in the scope and price of the goods or services we are providing. Although the Company evaluates each change order to determine whether such modification creates a separate performance obligation, the majority of our change orders are for goods or services that are not distinct within the context of our original contract and, therefore, are not treated as separate performance obligations.
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
Pending change orders represent one of the most common forms of variable consideration included within contract value and typically represent contract modifications for which a change in scope has been authorized or acknowledged by our customer, but the final adjustment to contract price is yet to be negotiated. In estimating the transaction price for pending change orders, the Company considers all relevant facts, including documented correspondence with the customer regarding acknowledgment of and/or agreement with the modification, as well as historical experience with the customer or similar contractual circumstances.

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
Changes in the estimates of transaction prices are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. For the three and six months ended June 30, 2019 and 2018, there were no significant amounts of revenue recognized during the period related to performance obligations satisfied in prior periods. In addition, for the three and six months ended June 30, 2019 and 2018, there were no significant reversals of revenue recognized associated with the revision of transaction prices.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the three and six months ended June 30, 2019 and 2018, there were no changes in total estimated costs that had a significant impact on our operating results. In addition, for the three and six months ended June 30, 2019 and 2018, there were no significant losses recognized.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

The following tables provide further disaggregation of our revenues by categories we use to evaluate our financial performance within each of our reportable segments for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the three months ended June 30,
	2019	% of Total	2018	% of Total
United States electrical construction and facilities services:
Commercial market sector	$286,290	50%	$199,283	41%
Institutional market sector	31,596	5%	31,060	6%
Hospitality market sector	2,846	1%	7,289	2%
Manufacturing market sector	118,157	21%	94,018	20%
Healthcare market sector	21,409	4%	36,679	8%
Transportation market sector	51,655	9%	72,511	15%
Water and wastewater market sector	4,618	1%	6,140	1%
Short duration projects (1)	41,447	7%	25,195	5%
Service work	12,003	2%	8,836	2%
	570,021		481,011
Less intersegment revenues	(619)		(1,469)
Total segment revenues	$569,402		$479,542

United States mechanical construction and facilities services:
Commercial market sector	$299,448	36%	$262,480	36%
Institutional market sector	76,674	9%	77,499	11%
Hospitality market sector	8,271	1%	21,191	3%
Manufacturing market sector	137,891	17%	89,140	12%
Healthcare market sector	74,653	9%	59,950	8%
Transportation market sector	9,291	1%	4,724	1%
Water and wastewater market sector	45,537	6%	42,491	6%
Short duration projects (1)	81,168	10%	71,090	10%
Service work	92,432	11%	98,301	13%
	825,365		726,866
Less intersegment revenues	(2,279)		(2,984)
Total segment revenues	$823,086		$723,882
 ________

(1)	Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

	For the three months ended June 30,
	2019	% of Total	2018	% of Total
United States building services:
Commercial site-based services	$130,921	25%	$119,043	26%
Government site-based services	42,787	8%	55,147	12%
Mechanical services	312,822	60%	260,249	56%
Energy services	37,168	7%	26,594	6%
Total segment revenues	$523,698		$461,033

United States industrial services:
Field services	$252,849	86%	$142,302	77%
Shop services	42,611	14%	41,620	23%
Total segment revenues	$295,460		$183,922

Total United States operations	$2,211,646		$1,848,379

United Kingdom building services:
Service work	$56,829	50%	$54,998	52%
Projects & extras	55,727	50%	50,509	48%
Total segment revenues	$112,556		$105,507

Total worldwide operations	$2,324,202		$1,953,886

	For the six months ended June 30,
	2019	% of Total	2018	% of Total
United States electrical construction and facilities services:
Commercial market sector	$555,731	51%	$383,665	41%
Institutional market sector	53,941	5%	59,068	6%
Hospitality market sector	9,687	1%	12,805	1%
Manufacturing market sector	216,960	20%	179,812	19%
Healthcare market sector	39,024	3%	75,186	8%
Transportation market sector	109,794	10%	143,775	16%
Water and wastewater market sector	10,633	1%	10,753	1%
Short duration projects (1)	81,856	7%	54,725	6%
Service work	21,265	2%	17,004	2%
	1,098,891		936,793
Less intersegment revenues	(1,419)		(2,499)
Total segment revenues	$1,097,472		$934,294
 ________

(1)	Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

	For the six months ended June 30,
	2019	% of Total	2018	% of Total
United States mechanical construction and facilities services:
Commercial market sector	$581,310	37%	$493,279	35%
Institutional market sector	137,957	9%	142,154	10%
Hospitality market sector	21,919	1%	47,718	3%
Manufacturing market sector	236,654	15%	181,354	13%
Healthcare market sector	136,027	9%	125,826	9%
Transportation market sector	15,025	1%	9,930	1%
Water and wastewater market sector	88,748	6%	79,242	5%
Short duration projects (1)	181,104	11%	150,812	11%
Service work	181,898	11%	184,526	13%
	1,580,642		1,414,841
Less intersegment revenues	(5,147)		(6,209)
Total segment revenues	$1,575,495		$1,408,632
 ________

(1)	Represents those projects which generally are completed within three months or less.

	For the six months ended June 30,
	2019	% of Total	2018	% of Total
United States building services:
Commercial site-based services	$286,899	28%	$265,804	29%
Government site-based services	91,578	9%	110,556	12%
Mechanical services	586,988	56%	487,591	53%
Energy services	70,312	7%	51,834	6%
Total segment revenues	$1,035,777		$915,785

United States industrial services:
Field services	$469,619	85%	$304,489	79%
Shop services	84,486	15%	78,677	21%
Total segment revenues	$554,105		$383,166

Total United States operations	$4,262,849		$3,641,877

United Kingdom building services:
Service work	$111,463	51%	$110,273	52%
Projects & extras	108,618	49%	102,124	48%
Total segment revenues	$220,081		$212,397

Total worldwide operations	$4,482,930		$3,854,274

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
Net contract liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Contract assets, current	$179,439	$158,243
Contract assets, non-current	—	—
Contract liabilities, current	(544,346)	(552,290)
Contract liabilities, non-current	(2,090)	(2,069)
Net contract liabilities	$(366,997)	$(396,116)

The $29.1 million decrease in net contract liabilities for the six months ended June 30, 2019 was primarily attributable to a decrease in net contract liabilities on our uncompleted long-term construction contracts, partially as a result of the timing of billings to our customers. Contract assets and contract liabilities increased by approximately $5.8 million and $10.5 million, respectively, as a result of acquisitions made by us in 2019. There was no significant impairment of contract assets recognized during either period presented.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations (in thousands, except for percentages):

	June 30, 2019	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,175,333	28%
United States mechanical construction and facilities services	2,290,438	54%
United States building services	545,776	13%
United States industrial services	89,247	2%
Total United States operations	4,100,794	97%
United Kingdom building services	125,201	3%
Total worldwide operations	$4,225,995	100%

Our remaining performance obligations at June 30, 2019 were $4.23 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made.
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
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$1,120,717	$54,616
United States mechanical construction and facilities services	1,742,820	547,618
United States building services	537,951	7,825
United States industrial services	89,247	—
Total United States operations	3,490,735	610,059
United Kingdom building services	77,211	47,990
Total worldwide operations	$3,567,946	$658,049

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 Acquisitions of Businesses
Acquisitions are accounted for utilizing the acquisition method of accounting and the prices paid for them are allocated to their respective assets and liabilities based on the estimated fair value of such assets and liabilities at the dates of their respective acquisition by us.
During the first half of 2019, we acquired three companies for a total consideration of $64.4 million. In January 2019, we acquired a company which provides mobile mechanical services within the Southern region of the United States. In April 2019, we acquired a company which provides electrical contracting services in central Iowa. In May 2019, we acquired a company which provides building automation and controls solutions within the Western region of the United States. The results of operations for the companies acquired in January and May have been included within our United States building services segment. The results of operations for the company acquired in April have been included within our United States electrical construction and facilities services segment. In connection with these acquisitions, we acquired working capital of $18.5 million and other net assets of $0.2 million and have preliminarily ascribed $22.8 million to goodwill and $22.9 million to identifiable intangible assets.
During calendar year 2018, we acquired four companies for a total consideration of $71.6 million. Two companies provide mobile mechanical services, one within the Eastern region and the other within the Western region of the United States. The third company is a full service provider of mechanical services within the Southern region of the United States. The results of these three companies have been included in our United States building services segment. The fourth company provides electrical construction and maintenance services for industrial and commercial buildings in North Texas, and its results have been included in our United States electrical construction and facilities services segment. In connection with these acquisitions, we acquired working capital of $8.9 million and have preliminarily ascribed $26.1 million to goodwill and $36.6 million to identifiable intangible assets.
We expect that all of the goodwill acquired in connection with these acquisitions will be deductible for tax purposes. The purchase price allocations for the businesses acquired in 2019 and two of the businesses acquired in 2018 are preliminary and subject to change during their respective measurement periods. The purchase price allocations for the remaining two businesses acquired in 2018 have been finalized with an insignificant impact.
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
No income or expense was recognized from the discontinued operation for the three and six months ended June 30, 2019.
The results of discontinued operations for the three and six months ended June 30, 2018 were as follows (in thousands):

	For the three months ended June 30, 2018	For the six months ended June 30, 2018
Revenues	$—	$—
Loss from discontinued operation, net of income taxes	$(205)	$(487)
Diluted loss per share from discontinued operation	$(0.00)	$(0.01)

The loss from discontinued operations in 2018 was primarily due to legal costs related to the settlement of final contract balances on certain construction projects completed in prior years.
Included in the Consolidated Balance Sheet at December 31, 2018 were approximately $3.7 million of current liabilities associated with the discontinued operation, primarily consisting of contract retentions, contract warranty obligations and other accrued expenses. No significant liabilities remain as of June 30, 2019.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 Earnings Per Share
Calculation of Basic and Diluted Earnings (Loss) per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the three and six months ended June 30, 2019 and 2018 (in thousands, except share and per share data):

	For the three months ended June 30,
	2019	2018
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$83,972	$71,021
Loss from discontinued operation, net of income taxes	—	(205)
Net income attributable to EMCOR Group, Inc. common stockholders	$83,972	$70,816
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	56,181,864	58,332,934
Effect of dilutive securities—Share-based awards	317,650	337,661
Shares used to compute diluted earnings (loss) per common share	56,499,514	58,670,595
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.49	$1.22
From discontinued operation	—	(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.49	$1.22
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.49	$1.21
From discontinued operation	—	(0.00)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.49	$1.21

	For the six months ended June 30,
	2019	2018
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$156,382	$126,677
Loss from discontinued operation, net of income taxes	—	(487)
Net income attributable to EMCOR Group, Inc. common stockholders	$156,382	$126,190
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	56,175,219	58,531,150
Effect of dilutive securities—Share-based awards	286,758	331,355
Shares used to compute diluted earnings (loss) per common share	56,461,977	58,862,505
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.78	$2.16
From discontinued operation	—	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$2.78	$2.15
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.77	$2.15
From discontinued operation	—	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$2.77	$2.14

The number of outstanding share-based awards that were excluded from the computation of diluted EPS for the three and six months ended June 30, 2019 because they would be anti-dilutive were zero and 25,061, respectively. The number of outstanding share-based awards that were excluded from the computation of diluted EPS for the three and six months ended June 30, 2018 because they would be anti-dilutive were 500 and 550, respectively.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts (in thousands):

	June 30, 2019	December 31, 2018
Raw materials and construction materials	$29,221	$30,006
Work in process	9,959	12,315
Inventories	$39,180	$42,321

NOTE 8 Debt
Debt in the accompanying Consolidated Balance Sheets consisted of the following amounts (in thousands):

	June 30, 2019	December 31, 2018
Revolving credit facility	$25,000	$25,000
Term loan	262,025	269,620
Unamortized debt issuance costs	(2,472)	(3,065)
Finance lease obligations (1)	10,276	4,213
Other	4	9
Total debt	294,833	295,777
Less: current maturities	18,385	16,013
Total long-term debt	$276,448	$279,764

 ________

(1)	See Note 14 - Leases for further disclosure regarding finance lease obligations.
Credit Agreement
We have a credit agreement dated as of August 3, 2016, which provides for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of June 30, 2019 and December 31, 2018. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.15% of the unused amount as of June 30, 2019. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (2.40% at June 30, 2019) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (5.50% at June 30, 2019), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at June 30, 2019 was 3.40%. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. The 2016 Term Loan previously required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ended March 31, 2017, our required quarterly payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of June 30, 2019 and December 31, 2018, the balance of the 2016 Term Loan was $262.0 million and $269.6 million, respectively. As of June 30, 2019 and December 31, 2018, we had approximately $109.0 million of letters of credit outstanding. There were $25.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of June 30, 2019 and December 31, 2018.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	Assets at Fair Value as of June 30, 2019
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$213,374	$—	$—	$213,374
Restricted cash (2)	2,394	—	—	2,394
Deferred compensation plan assets (3)	29,927	—	—	29,927
Total	$245,695	$—	$—	$245,695

	Assets at Fair Value as of December 31, 2018
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$363,907	$—	$—	$363,907
Restricted cash (2)	2,307	—	—	2,307
Deferred compensation plan assets (3)	23,124	—	—	23,124
Total	$389,338	$—	$—	$389,338
 ________

(1)
Cash and cash equivalents include money market funds with original maturity dates of three months or less, which are Level 1 assets. At June 30, 2019 and December 31, 2018, we had $42.4 million and $161.3 million, respectively, in money market funds.

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
For the three months ended June 30, 2019 and 2018, our income tax provision from continuing operations was $33.2 million and $26.5 million, respectively, based on an effective income tax rate, before discrete items and less amounts attributable to noncontrolling interests, of 28.4% and 27.8%, respectively. The actual income tax rate on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended June 30, 2019 and 2018, inclusive of discrete items, was 28.3% and 27.2%, respectively. For the six months ended June 30, 2019 and 2018, our income tax provision from continuing operations was $60.6 million and $47.2 million, respectively, based on an effective income tax rate, before discrete items and less amounts attributable to noncontrolling interests, of 28.2% and 27.7%, respectively. The actual income tax rate on income from continuing operations, less amounts attributable to noncontrolling interests, for the six months ended June 30, 2019 and 2018, inclusive of discrete items, was 27.9% and 27.1%, respectively. The actual income tax rates differed from the statutory tax rate due to state and local income taxes and other permanent book to tax differences. The increase in the 2019 income tax provision was primarily due to increased income from continuing operations. The increase in the actual income tax rate on income from continuing operations for both the three and six months ended June 30, 2019 compared to the three and six months ended

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 Income Taxes - (Continued)

June 30, 2018, was primarily due to the continued application of the Tax Act, including the implementation of interpretative guidance issued throughout 2018 regarding certain permanent differences and other non-deductible expenses.
As of June 30, 2019 and December 31, 2018, we had no unrecognized income tax benefits.
We file income tax returns with the Internal Revenue Service and various state, local and foreign tax agencies. The Company is currently under examination by various taxing authorities for the years 2014 through 2017.
NOTE 11 Common Stock
As of June 30, 2019 and December 31, 2018, there were 56,129,224 and 55,983,763 shares of our common stock outstanding, respectively.
During the three months ended June 30, 2019 and 2018, we issued 44,514 and 72,777 shares of common stock, respectively. During the six months ended June 30, 2019 and 2018, we issued 145,461 and 170,930 shares of common stock, respectively. These shares were issued primarily upon: (a) the satisfaction of required conditions under certain of our share-based compensation plans and (b) the purchase of common stock pursuant to our employee stock purchase plan.
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014, October 28, 2015, October 25, 2017 and October 23, 2018, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million, $200.0 million, $100.0 million and $200.0 million of our outstanding common stock, respectively. No shares of our common stock were repurchased during the six months ended June 30, 2019. Since the inception of the repurchase programs through June 30, 2019, we have repurchased approximately 15.9 million shares of our common stock for approximately $791.5 million. As of June 30, 2019, there remained authorization for us to repurchase approximately $158.5 million of our shares. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2016 Credit Agreement, placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
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
Components of Net Periodic Pension Cost
The components of net periodic pension cost (income) of the UK Plan for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Interest cost	$2,004	$2,045	$4,043	$4,144
Expected return on plan assets	(3,064)	(3,490)	(6,180)	(7,071)
Amortization of unrecognized loss	590	665	1,190	1,347
Net periodic pension cost (income)	$(470)	$(780)	$(947)	$(1,580)

The net periodic pension cost associated with the domestic plans was approximately $0.1 million for each of the three and six months ended June 30, 2019 and 2018.
Employer Contributions
For the six months ended June 30, 2019, our United Kingdom subsidiary contributed approximately $2.1 million to the UK Plan and anticipates contributing an additional $2.4 million during the remainder of 2019. Contributions to the domestic plans were approximately $0.2 million for the six months ended June 30, 2019.

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
Restructuring expenses
Restructuring expenses, relating to employee severance obligations, were $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively, and $0.4 million and $0.5 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, the balance of restructuring obligations yet to be paid was $0.7 million. Such remaining amounts will be paid pursuant to our contractual obligations throughout 2020 and 2021. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2019.
The changes in restructuring activity by reportable segment during the six months ended June 30, 2019 and 2018 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States building services segment	Corporate administration	Total
Balance at December 31, 2017	$452	$40	$—	$492
Charges	—	464	—	464
Payments	(239)	(305)	—	(544)
Balance at June 30, 2018	$213	$199	$—	$412
Balance at December 31, 2018	$30	$176	$1,424	$1,630
Charges	—	448	—	448
Payments	(30)	(584)	(723)	(1,337)
Balance at June 30, 2019	$—	$40	$701	$741

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
Lease Position as of June 30, 2019
The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheet as of June 30, 2019 (in thousands):

	Classification on the Consolidated Balance Sheet	June 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$233,173
Finance lease assets	Property, plant and equipment, net	10,125
Total lease assets		$243,298

Liabilities
Current
Operating	Operating lease liabilities, current	$49,970
Finance	Current maturities of long-term debt and finance lease liabilities	4,379
Noncurrent
Operating	Operating lease liabilities, long-term	195,149
Finance	Long-term debt and finance lease liabilities	5,897
Total lease liabilities		$255,395

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 Leases - (Continued)

Lease Costs
The following table presents information related to lease expense for the six months ended June 30, 2019 (in thousands):

For the six months ended June 30, 2019
Finance lease expense:
Amortization expense	$2,286
Interest expense	222
Operating lease expense	32,612
Short-term lease expense	72,729
Variable lease expense	2,107
Total lease expense	$109,956

Lease Term and Discount Rate
The following table presents certain information related to lease terms and discount rates for leases as of June 30, 2019:

June 30, 2019
Weighted-average remaining lease term:
Operating leases	6.8 years
Finance leases	3.1 years
Weighed-average discount rate:
Operating leases	4.23%
Finance leases	4.17%

Other Information
The following table presents supplemental cash flow information related to leases for the six months ended June 30, 2019 (in thousands):

For the six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$32,405
Operating cash flows used for finance leases	$222
Financing cash flows used for finance leases	$2,151
Right-of-use assets obtained in exchange for new operating lease liabilities	$43,431
Right-of-use assets obtained in exchange for new finance lease liabilities	$5,753

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 Leases - (Continued)

Maturity of Lease Liabilities
The following table reconciles future minimum lease payments on an undiscounted cash flow basis to the lease liabilities reported in the Consolidated Balance Sheet as of June 30, 2019 (in thousands):

	Operating Leases	Finance Leases
July 1, 2019 to June 30, 2020	$59,252	$4,709
July 1, 2020 to June 30, 2021	49,297	3,015
July 1, 2021 to June 30, 2022	40,248	1,912
July 1, 2022 to June 30, 2023	33,200	898
July 1, 2023 to June 30, 2024	25,094	243
Thereafter	76,390	157
Total minimum lease payments	283,481	10,934
Less: Amount of lease payments representing interest	(38,362)	(658)
Present value of future minimum lease payments	$245,119	$10,276

Current portion of lease liabilities	$49,970	$4,379
Noncurrent portion of lease liabilities	195,149	5,897
Present value of future minimum lease payments	$245,119	$10,276

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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 15 Segment Information - (Continued)

The following tables present information about industry segments and geographic areas for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the three months ended June 30,
	2019	2018
Revenues from unrelated entities:
United States electrical construction and facilities services	$569,402	$479,542
United States mechanical construction and facilities services	823,086	723,882
United States building services	523,698	461,033
United States industrial services	295,460	183,922
Total United States operations	2,211,646	1,848,379
United Kingdom building services	112,556	105,507
Total worldwide operations	$2,324,202	$1,953,886

Total revenues:
United States electrical construction and facilities services	$570,077	$481,379
United States mechanical construction and facilities services	827,952	733,551
United States building services	541,911	476,775
United States industrial services	302,977	184,643
Less intersegment revenues	(31,271)	(27,969)
Total United States operations	2,211,646	1,848,379
United Kingdom building services	112,556	105,507
Total worldwide operations	$2,324,202	$1,953,886

	For the six months ended June 30,
	2019	2018
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,097,472	$934,294
United States mechanical construction and facilities services	1,575,495	1,408,632
United States building services	1,035,777	915,785
United States industrial services	554,105	383,166
Total United States operations	4,262,849	3,641,877
United Kingdom building services	220,081	212,397
Total worldwide operations	$4,482,930	$3,854,274

Total revenues:
United States electrical construction and facilities services	$1,099,059	$938,548
United States mechanical construction and facilities services	1,587,716	1,425,334
United States building services	1,072,507	946,874
United States industrial services	562,252	384,460
Less intersegment revenues	(58,685)	(53,339)
Total United States operations	4,262,849	3,641,877
United Kingdom building services	220,081	212,397
Total worldwide operations	$4,482,930	$3,854,274

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 15 Segment Information - (Continued)

	For the three months ended June 30,
	2019	2018
Operating income (loss):
United States electrical construction and facilities services	$43,799	$35,985
United States mechanical construction and facilities services	53,954	57,417
United States building services	28,001	22,430
United States industrial services	16,012	1,234
Total United States operations	141,766	117,066
United Kingdom building services	5,476	4,601
Corporate administration	(27,110)	(20,730)
Restructuring expenses	(173)	(374)
Impairment loss on identifiable intangible assets	—	(907)
Total worldwide operations	119,959	99,656
Other corporate items:
Net periodic pension (cost) income	400	717
Interest expense, net	(3,231)	(2,823)
Income from continuing operations before income taxes	$117,128	$97,550

	For the six months ended June 30,
	2019	2018
Operating income (loss):
United States electrical construction and facilities services	$86,750	$71,836
United States mechanical construction and facilities services	94,939	97,037
United States building services	55,484	39,507
United States industrial services	25,648	4,675
Total United States operations	262,821	213,055
United Kingdom building services	9,617	8,371
Corporate administration	(49,721)	(42,395)
Restructuring expenses	(448)	(464)
Impairment loss on identifiable intangible assets	—	(907)
Total worldwide operations	222,269	177,660
Other corporate items:
Net periodic pension (cost) income	806	1,454
Interest expense, net	(6,054)	(5,275)
Income from continuing operations before income taxes	$217,021	$173,839

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 15 Segment Information - (Continued)

	June 30, 2019	December 31, 2018
Total assets:
United States electrical construction and facilities services	$810,170	$702,112
United States mechanical construction and facilities services	1,201,345	1,080,829
United States building services	994,117	846,221
United States industrial services	919,376	864,622
Total United States operations	3,925,008	3,493,784
United Kingdom building services	168,835	146,379
Corporate administration	299,735	448,644
Total worldwide operations	$4,393,578	$4,088,807

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
The following table presents selected financial data for the three months ended June 30, 2019 and 2018 (in thousands, except percentages and per share data):

	For the three months ended June 30,
	2019	2018
Revenues	$2,324,202	$1,953,886
Revenues increase from prior year	19.0%	3.1%
Operating income	$119,959	$99,656
Operating income as a percentage of revenues	5.2%	5.1%
Net income attributable to EMCOR Group, Inc.	$83,972	$70,816
Diluted earnings per common share from continuing operations	$1.49	$1.21
The results for the three months ended June 30, 2019 set new company records in terms of quarterly revenues, operating income, net income attributable to EMCOR Group, Inc. and diluted earnings per common share from continuing operations. Revenues for the second quarter of 2019 increased by 19.0% from $1.95 billion for the three months ended June 30, 2018 to $2.32 billion for the three months ended June 30, 2019. Operating income for the three months ended June 30, 2019 of $120.0 million, or 5.2% of revenues, increased by $20.3 million compared to operating income of $99.7 million, or 5.1% of revenues, for the three months ended June 30, 2018.

The strong operating results were due to revenue growth and an increase in operating income within all of our reportable segments, as well as operating margin (operating income as a percentage of revenues) expansion across all such segments, except for our United States mechanical construction and facilities services segment.
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
In January 2019, we acquired a company which provides mobile mechanical services within the Southern region of the United States. Its results have been included within our United States building services segment. In April 2019, we acquired a company which provides electrical contracting services in central Iowa. Its results have been included in our United States electrical construction and facilities services segment. In May 2019, we acquired a company which provides building automation and controls solutions within the Western region of the United States. The results of operations for this company, which have been included within our United States building services segment, were de mimimis.
We acquired four companies in calendar year 2018. Two companies provide mobile mechanical services, one within the Eastern region and the other within the Western region of the United States. The third company is a full service provider of mechanical services within the Southern region of the United States. The results of these three companies have been included in our United States building services segment. The fourth company provides electrical construction and maintenance services for industrial and commercial buildings in North Texas, and its results have been included in our United States electrical construction and facilities services segment.
Companies acquired in 2019 and 2018 generated incremental revenues of $72.8 million and incremental operating income of $5.2 million, inclusive of $1.9 million of amortization expense associated with identifiable intangible assets, for the three months ended June 30, 2019.
Results of Operations
Revenues
The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended June 30,
	2019	% of Total	2018	% of Total
Revenues:
United States electrical construction and facilities services	$569,402	24%	$479,542	25%
United States mechanical construction and facilities services	823,086	35%	723,882	37%
United States building services	523,698	23%	461,033	24%
United States industrial services	295,460	13%	183,922	9%
Total United States operations	2,211,646	95%	1,848,379	95%
United Kingdom building services	112,556	5%	105,507	5%
Total worldwide operations	$2,324,202	100%	$1,953,886	100%

	For the six months ended June 30,
	2019	% of Total	2018	% of Total
Revenues:
United States electrical construction and facilities services	$1,097,472	25%	$934,294	24%
United States mechanical construction and facilities services	1,575,495	35%	1,408,632	37%
United States building services	1,035,777	23%	915,785	24%
United States industrial services	554,105	12%	383,166	10%
Total United States operations	4,262,849	95%	3,641,877	95%
United Kingdom building services	220,081	5%	212,397	5%
Total worldwide operations	$4,482,930	100%	$3,854,274	100%

As described below in more detail, our revenues for the three months ended June 30, 2019 increased to $2.32 billion compared to $1.95 billion for the three months ended June 30, 2018, and our revenues for the six months ended June 30, 2019 increased to $4.48 billion compared to $3.85 billion for the six months ended June 30, 2018. The increase in revenues for both periods was attributable to increased revenues from all of our reportable segments. Companies acquired in 2019 and 2018, which are reported in our United States electrical construction and facilities services segment and our United States building services segment, generated incremental revenues of $72.8 million and $121.2 million for the three and six months ended June 30, 2019, respectively.
Revenues of our United States electrical construction and facilities services segment were $569.4 million and $1,097.5 million for the three and six months ended June 30, 2019, respectively, compared to revenues of $479.5 million and $934.3 million for the three and six months ended June 30, 2018, respectively. The increase in revenues for the three and six months ended June 30, 2019 was attributable to: (a) an increase in revenues from the commercial market sector, primarily as a result of several large telecommunication construction projects, and (b) an increase in project activities within the manufacturing market sector. In addition, the results for the three and six months ended June 30, 2019 included $44.7 million and $63.0 million, respectively, of incremental revenues generated by companies acquired in 2019 and 2018. These increases were partially offset by a decrease in revenues due to the completion or substantial completion of certain construction projects within the transportation and healthcare market sectors.
Our United States mechanical construction and facilities services segment revenues for the three months ended June 30, 2019 were $823.1 million, a $99.2 million increase compared to revenues of $723.9 million for the three months ended June 30, 2018. Revenues of this segment for the six months ended June 30, 2019 were $1,575.5 million, a $166.9 million increase compared to revenues of $1,408.6 million for the six months ended June 30, 2018. The increase in revenues for the three and six months ended June 30, 2019 was primarily attributable to an increase in revenues from: (a) the manufacturing market sector, due to several new contract awards, including certain food processing construction projects, (b) the commercial market sector, due to increased project activity, inclusive of certain telecommunication and technology construction contracts, and (c) the healthcare, transportation, and water and wastewater market sectors. These increases were partially offset by decreased revenues within the hospitality and institutional market sectors.
Revenues of our United States building services segment were $523.7 million and $1,035.8 million for the three and six months ended June 30, 2019, respectively, compared to revenues of $461.0 million and $915.8 million for the three and six months ended June 30, 2018, respectively. The increase in revenues for both periods was due to: (a) greater project, controls and service activities within our mobile mechanical services operations, (b) increased large project activity within our energy services operations and (c) a net increase in revenues from existing customers within our commercial site-based services operations, partially as a result of scope expansion on certain contracts. In addition, the results for the three and six months ended June 30, 2019 included $28.1 million and $58.2 million, respectively, of incremental revenues generated by companies acquired in 2019 and 2018. These increases were partially offset by a decrease in revenues due to the loss of certain contracts not renewed pursuant to rebid within our government site-based services operations.
Revenues of our United States industrial services segment for the three months ended June 30, 2019 were $295.5 million, a $111.5 million increase compared to revenues of $183.9 million for the three months ended June 30, 2018. Revenues for the six months ended June 30, 2019 were $554.1 million, a $170.9 million increase compared to revenues of $383.2 million for the six months ended June 30, 2018. The increase in revenues for the three and six months ended June 30, 2019 was primarily due to an increase in revenues from our field services operations as such businesses experienced a more normalized demand pattern compared to the prior year, which was negatively impacted by the cancellation or deferral of certain previously scheduled maintenance activities with our customers. In addition, the results for the six months ended June 30, 2019 were favorably impacted by increased revenues from our shop services operations as a result of increased new build heat exchanger sales and an increase in maintenance, repair and hydro blast cleaning services.
Our United Kingdom building services segment revenues for the three months ended June 30, 2019 increased by $7.0 million compared to the three months ended June 30, 2018. Revenues of this segment for the six months ended June 30, 2019 increased by $7.7 million compared to the six months ended June 30, 2018. The increase in revenues for both periods was primarily the result of: (a) increased project activity with existing customers and (b) new contract awards within the commercial market sector. This segment’s revenues for the three and six months ended June 30, 2019 were negatively impacted by $6.6 million and $14.0 million, respectively, related to the effect of unfavorable exchange rates for the British pound versus the United States dollar.

Cost of sales and Gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Cost of sales	$1,977,822	$1,663,042	$3,827,796	$3,294,311
Gross profit	$346,380	$290,844	$655,134	$559,963
Gross profit, as a percentage of revenues	14.9%	14.9%	14.6%	14.5%
Our gross profit increased by $55.5 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Gross profit increased by $95.2 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Our gross profit margin was 14.9% and 14.6% for the three and six months ended June 30, 2019, respectively, compared to gross profit margin of 14.9% and 14.5% for the three and six months ended June 30, 2018, respectively. The increase in gross profit for the three and six months ended June 30, 2019 was the result of an increase in gross profit from all of our reportable segments except, in the case of the three months ended June 30, 2019, our United States mechanical construction and facilities services segment. The increased gross profit within each such segment was attributable to an increase in revenues during the respective period.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Selling, general and administrative expenses	$226,248	$189,907	$432,417	$380,932
Selling, general and administrative expenses, as a percentage of revenues	9.7%	9.7%	9.6%	9.9%
Our selling, general and administrative expenses for the three months ended June 30, 2019 increased by $36.3 million to $226.2 million compared to $189.9 million for the three months ended June 30, 2018. Selling, general and administrative expenses for the six months ended June 30, 2019 increased by $51.5 million to $432.4 million compared to $380.9 million for the six months ended June 30, 2018. The increase in selling, general and administrative expenses for the three and six months ended June 30, 2019 included $9.5 million and $16.7 million, respectively, of incremental expenses directly related to companies acquired in 2019 and 2018, including amortization expense attributable to identifiable intangible assets of $0.8 million and $1.5 million, respectively. In addition to the impact of acquisitions, selling, general and administrative expenses increased due to: (a) an increase in salaries and related employment costs, partially as a result of an increase in headcount due to higher revenues than in the same prior year period, (b) an increase in incentive compensation expense, due to higher projected annual operating results than in the same prior year period, (c) an increase in information technology costs related to certain initiatives currently in process and (d) an increase in the provision for doubtful accounts, primarily within our United States electrical constructions and facilities services segment.
Selling, general and administrative expenses as a percentage of revenues were 9.7% and 9.6% for the three and six months ended June 30, 2019, respectively, compared to 9.7% and 9.9% for the three and six months ended June 30, 2018, respectively. The decrease in SG&A margin for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to an increase in revenues without commensurate increases in our overhead cost structure.
Restructuring expenses
Restructuring expenses, relating to employee severance obligations, were $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively, and $0.4 million and $0.5 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, the balance of restructuring obligations yet to be paid was $0.7 million. Such remaining amounts will be paid pursuant to our contractual obligations throughout 2020 and 2021. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2019.

Operating income
The following table presents our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended June 30,
	2019	% of Segment Revenues	2018	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$43,799	7.7%	$35,985	7.5%
United States mechanical construction and facilities services	53,954	6.6%	57,417	7.9%
United States building services	28,001	5.3%	22,430	4.9%
United States industrial services	16,012	5.4%	1,234	0.7%
Total United States operations	141,766	6.4%	117,066	6.3%
United Kingdom building services	5,476	4.9%	4,601	4.4%
Corporate administration	(27,110)	—	(20,730)	—
Restructuring expenses	(173)	—	(374)	—
Impairment on identifiable intangible assets	—	—	(907)	—
Total worldwide operations	119,959	5.2%	99,656	5.1%
Other corporate items:
Net periodic pension (cost) income	400		717
Interest expense, net	(3,231)		(2,823)
Income from continuing operations before income taxes	$117,128		$97,550

	For the six months ended June 30,
	2019	% of Segment Revenues	2018	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$86,750	7.9%	$71,836	7.7%
United States mechanical construction and facilities services	94,939	6.0%	97,037	6.9%
United States building services	55,484	5.4%	39,507	4.3%
United States industrial services	25,648	4.6%	4,675	1.2%
Total United States operations	262,821	6.2%	213,055	5.9%
United Kingdom building services	9,617	4.4%	8,371	3.9%
Corporate administration	(49,721)	—	(42,395)	—
Restructuring expenses	(448)	—	(464)	—
Impairment on identifiable intangible assets	—	—	(907)	—
Total worldwide operations	222,269	5.0%	177,660	4.6%
Other corporate items:
Net periodic pension (cost) income	806		1,454
Interest expense, net	(6,054)		(5,275)
Income from continuing operations before income taxes	$217,021		$173,839
As described below in more detail, operating income was $120.0 million and $222.3 million for the three and six months ended June 30, 2019, respectively, compared to $99.7 million and $177.7 million for the three and six months ended June 30, 2018, respectively. The increase in operating income for the three and six months ended June 30, 2019 was the result of an increase in gross profit from all of our reportable segments except, in the case of the three months ended June 30, 2019, our United States mechanical construction and facilities services segment. Operating margin was 5.2% and 5.0% for the three and six months ended June 30, 2019, respectively, compared to 5.1% and 4.6% for the three and six months ended June 30, 2018, respectively. Operating margin for both periods increased within all of our reportable segments, except for our United States mechanical construction and facilities services segment.

Operating income of our United States electrical construction and facilities services segment for the three months ended June 30, 2019 was $43.8 million, a $7.8 million increase compared to operating income of $36.0 million for the three months ended June 30, 2018. Operating income for the six months ended June 30, 2019 was $86.8 million, a $14.9 million increase compared to operating income of $71.8 million for the six months ended June 30, 2018. The increase in operating income for the three and six months ended June 30, 2019 was primarily attributable to an increase in gross profit within the commercial market sector, inclusive of certain telecommunication construction projects, partially offset by a decrease in gross profit within the transportation market sector as a result of the completion or substantial completion of certain construction projects. Additionally, companies acquired in 2019 and 2018 contributed incremental operating income of $2.2 million and $2.3 million, inclusive of $0.6 million and $1.1 million of amortization expense associated with identifiable intangible assets, for the three and six months ended June 30, 2019, respectively. The increase in operating margin for the three and six months ended June 30, 2019 was attributable to an increase in gross profit margin due to favorable revenue mix and project execution throughout this segment.
Our United States mechanical construction and facilities services segment operating income for the three and six months ended June 30, 2019 was $54.0 million and $94.9 million, respectively, compared to operating income of $57.4 million and $97.0 million for the three and six months ended June 30, 2018, respectively. The decrease in operating income for the three and six months ended June 30, 2019 was partially attributable to: (a) the mix of work within the manufacturing market sector, including projects which are in the earlier stages of completion and typically carry lower gross profit margins, and (b) a decrease in gross profit from construction projects within the transportation market sector due to the completion of certain projects in the prior year. Additionally, the decrease in operating income for the three months ended June 30, 2019 was the result of a decrease in gross profit from activities within the hospitality market sector due to the substantial completion of certain large projects. The decrease in operating income for the six months ended June 30, 2019 was partially offset by an increase in gross profit within the commercial market sector, inclusive of certain telecommunication and technology projects currently in process. The decrease in operating margin for the three and six months ended June 30, 2019 was attributable to a decrease in gross profit margin, primarily within the manufacturing market sector, as referenced above.
Operating income of our United States building services segment for the three months ended June 30, 2019 increased by $5.6 million compared to operating income for the three months ended June 30, 2018. Operating income of this segment for the six months ended June 30, 2019 increased by $16.0 million compared to the six months ended June 30, 2018. The increase in operating income for the three and six months ended June 30, 2019 was primarily attributable to: (a) our mobile mechanical services operations, as a result of increased gross profit from project, controls and repair activities, (b) our energy services operations, due to an increase in large project activity, and (c) our commercial site-based services operations, as a result of scope expansion on existing contracts. Additionally, companies acquired in 2019 and 2018 contributed incremental operating income of $3.0 million and $5.0 million, inclusive of $1.3 million and $2.8 million of amortization expense associated with identifiable intangible assets, for the three and six months ended June 30, 2019, respectively. The increase in operating margin for the three and six months ended June 30, 2019 was attributable to an increase in gross profit margin, primarily from project, controls, and repair activities within our mobile mechanical services operations.
Our United States industrial services segment operating income for the three months ended June 30, 2019 was $16.0 million compared to operating income of $1.2 million for the three months ended June 30, 2018. Operating income of this segment for the six months ended June 30, 2019 was $25.6 million compared to operating income of $4.7 million for the six months ended June 30, 2018. The $14.8 million and $21.0 million increases in operating income for the three and six months ended June 30, 2019, respectively, were primarily due to an increase in demand for our service offerings, as well as improved operating performance within both our field and shop services operations. Additionally, the results for the six months ended June 30, 2019 benefited from the recovery of $3.6 million associated with a legal settlement, which has been recorded as a reduction to selling, general and administrative expenses. The increase in operating margin for the three and six months ended June 30, 2019 was attributable to: (a) an increase in gross profit margin, primarily as a result of a favorable mix of work, and (b) a decrease in the ratio of selling, general and administrative expenses to revenues due to: (i) an increase in revenues without commensurate increases in this segment’s overhead cost structure and (ii) the legal settlement referenced above.
Our United Kingdom building services segment operating income was $5.5 million for the three months ended June 30, 2019 compared to operating income of $4.6 million for the three months ended June 30, 2018. Operating income for the six months ended June 30, 2019 was $9.6 million compared to operating income of $8.4 million for the six months ended June 30, 2018. Operating income for the three and six months ended June 30, 2019 increased primarily due to: (a) an increase in gross profit from project activity with existing customers within the commercial and institutional market sectors and (b) new contract awards within the commercial market sector. This segment’s operating income was negatively impacted by $0.3 million and $0.6 million for the three and six months ended June 30, 2019, respectively, related to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The increase in operating margin for the three and six months ended June 30, 2019 was primarily attributable to an increase in gross profit margin and a decrease in the ratio of selling, general and administrative expenses to revenues.

Our corporate administration operating loss for the three and six months ended June 30, 2019 was $27.1 million and $49.7 million, respectively, compared to $20.7 million and $42.4 million for the three and six months ended June 30, 2018, respectively. The increase in corporate administration expenses for the three and six months ended June 30, 2019 was primarily due to an increase in employment costs, such as incentive compensation and salaries, as well as an increase in professional fees as a result of certain information technology initiatives currently in process.
Net interest expense for the three months ended June 30, 2019 and 2018 was $3.2 million and $2.8 million, respectively. Net interest expense for the six months ended June 30, 2019 and 2018 was $6.1 million and $5.3 million, respectively. Net interest expense for the three months ended June 30, 2019 and 2018 consisted of interest expense of $3.5 million in each period, partially offset by interest income of $0.3 million and $0.6 million, respectively. Net interest expense for the six months ended June 30, 2019 and 2018 consisted of interest expense of $7.1 million and $6.5 million, respectively, partially offset by interest income of $1.0 million and $1.2 million, respectively. The increase in net interest expense for the three and six months ended June 30, 2019 was due to: (a) the impact of higher interest rates on interest expense, partially offset by the impact of decreased average outstanding borrowings, and (b) reduced interest income as a result of lower average daily cash balances.
For the three months ended June 30, 2019 and 2018, our income tax provision from continuing operations was $33.2 million and $26.5 million, respectively, based on an effective income tax rate, before discrete items and less amounts attributable to noncontrolling interests, of 28.4% and 27.8%, respectively. The actual income tax rate on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended June 30, 2019 and 2018, inclusive of discrete items, was 28.3% and 27.2%, respectively. For the six months ended June 30, 2019 and 2018, our income tax provision from continuing operations was $60.6 million and $47.2 million, respectively, based on an effective income tax rate, before discrete items and less amounts attributable to noncontrolling interests, of 28.2% and 27.7%, respectively. The actual income tax rate on income from continuing operations, less amounts attributable to noncontrolling interests, for the six months ended June 30, 2019 and 2018, inclusive of discrete items, was 27.9% and 27.1%, respectively. The increase in the 2019 income tax provision was primarily due to increased income from continuing operations. The increase in the actual income tax rate on income from continuing operations for both the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, was primarily due to the continued application of the Tax Cuts and Jobs Act, including the implementation of interpretative guidance issued throughout 2018 regarding certain permanent differences and other non-deductible expenses.
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
Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage total of remaining performance obligations (in thousands, except for percentages):

	June 30, 2019	% of Total	December 31, 2018	% of Total	June 30, 2018	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,175,333	28%	$1,085,571	27%	$1,037,796	28%
United States mechanical construction and facilities services	2,290,438	54%	2,226,183	57%	1,954,999	53%
United States building services	545,776	13%	435,074	11%	451,960	12%
United States industrial services	89,247	2%	86,930	2%	98,034	3%
Total United States operations	4,100,794	97%	3,833,758	97%	3,542,789	96%
United Kingdom building services	125,201	3%	130,524	3%	130,342	4%
Total worldwide operations	$4,225,995	100%	$3,964,282	100%	$3,673,131	100%
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
Our remaining performance obligations at June 30, 2019 were $4.23 billion compared to $3.96 billion at December 31, 2018 and $3.67 billion at June 30, 2018. The increase in remaining performance obligations at June 30, 2019 compared to December 31, 2018 was attributable to an increase in remaining performance obligations within all of our reportable segments, except for our United Kingdom building services segment.
Liquidity and Capital Resources
The following table presents our net cash used in operating activities, investing activities and financing activities (in thousands):

	For the six months ended June 30,
	2019	2018
Net cash used in operating activities	$(42,198)	$(32,650)
Net cash used in investing activities	$(85,830)	$(43,917)
Net cash used in financing activities	$(22,243)	$(82,504)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(175)	$(1,121)
Our consolidated cash balance, including cash equivalents and restricted cash, decreased by approximately $150.4 million from $366.2 million at December 31, 2018 to $215.8 million at June 30, 2019. Net cash used in operating activities for the six months ended June 30, 2019 was $42.2 million compared to $32.7 million for the six months ended June 30, 2018. The increase in cash used in operating activities was primarily due to significant organic revenue growth during the period, which resulted in increased working capital levels. Net cash used in investing activities was $85.8 million for the six months ended June 30, 2019 compared to $43.9 million for the six months ended June 30, 2018. The increase in net cash used in investing activities was primarily due to an increase in payments for acquisitions of businesses and purchases of property, plant and equipment. Net cash used in financing activities for the six months ended June 30, 2019 decreased by approximately $60.3 million compared to the six months ended June 30, 2018, primarily as a result of a decrease in funds used for the repurchase of our common stock. Cash flows from discontinued operations were immaterial and are not expected to significantly affect future liquidity.

The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving credit facility (including interest at 3.40%) (1)	$26.8	$0.9	$25.9	$—	$—
Term loan (including interest at 3.40%) (1)	280.0	24.1	255.9	—	—
Finance leases	10.9	4.7	4.9	1.1	0.2
Operating leases	283.5	59.3	89.5	58.3	76.4
Open purchase obligations (2)	1,244.6	1,042.8	201.0	0.8	—
Other long-term obligations, including current portion (3)	392.1	69.4	313.3	9.4	—
Total Contractual Obligations	$2,237.9	$1,201.2	$890.5	$69.6	$76.6

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$109.0	$108.7	$0.3	$—	$—
 _________

(1)
On August 3, 2016, we entered into a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”). As of June 30, 2019, the amounts outstanding under the 2016 Term Loan and the 2016 Revolving Credit Facility were $262.0 million and $25.0 million, respectively.

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

We have a credit agreement dated as of August 3, 2016, which provides for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of June 30, 2019 and December 31, 2018. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.15% of the unused amount as of June 30, 2019. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (2.40% at June 30, 2019) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (5.50% at June 30, 2019), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at June 30, 2019 was 3.40%. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. The 2016 Term Loan previously required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ended March 31, 2017, our required quarterly payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of

June 30, 2019 and December 31, 2018, the balance of the 2016 Term Loan was $262.0 million and $269.6 million, respectively. As of June 30, 2019 and December 31, 2018, we had approximately $109.0 million of letters of credit outstanding. There were $25.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of June 30, 2019 and December 31, 2018.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts and, accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2019, based on the percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.3 billion. Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014, October 28, 2015, October 25, 2017 and October 23, 2018, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million, $200.0 million, $100.0 million and $200.0 million of our outstanding common stock, respectively. No shares of our common stock were repurchased during the six months ended June 30, 2019. Since the inception of the repurchase programs through June 30, 2019, we have repurchased approximately 15.9 million shares of our common stock for approximately $791.5 million. As of June 30, 2019, there remained authorization for us to repurchase approximately $158.5 million of our shares. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2016 Credit Agreement, placing limitations on such repurchases. The repurchase programs have been and will be funded from our operations.
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
Certain Insurance Matters
As of June 30, 2019 and December 31, 2018, we utilized approximately $108.9 million of letters of credit obtained under our 2016 Revolving Credit Facility as collateral for our insurance obligations.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the three and six months ended June 30, 2019 and 2018, there were no changes in total estimated costs that had a significant impact on our operating results. In addition, for the three and six months ended June 30, 2019 and 2018, there were no significant losses recognized.
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

Accounts Receivable
Accounts receivable are recognized in the period we deliver goods or provide services to our customers or when our right to consideration is unconditional. We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. At June 30, 2019 and December 31, 2018, our accounts receivable of $1,946.8 million and $1,773.6 million, respectively, were recorded net of allowances for doubtful accounts of $15.3 million and $15.4 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to the deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on the Consolidated Balance Sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability and property claims increased by $7.2 million at June 30, 2019 compared to December 31, 2018, partially as a result of higher revenues, including the impact of acquired companies. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability and property claims were to increase by 10%, it would have resulted in $16.9 million of additional expense for the six months ended June 30, 2019.
Income Taxes
We had net deferred income tax liabilities at June 30, 2019 and December 31, 2018 of $70.2 million and $70.8 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liabilities are $103.4 million and $104.1 million of deferred income tax assets as of June 30, 2019 and December 31, 2018, respectively. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of June 30, 2019 and December 31, 2018, the total valuation allowance on deferred income tax assets, primarily related to state net operating loss carryforwards, was approximately $3.9 million.
Goodwill and Identifiable Intangible Assets
As of June 30, 2019, we had $1,013.8 million and $488.0 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), arising out of the acquisition of companies. As of December 31, 2018, goodwill and net identifiable intangible assets were $990.9 million and $488.3 million, respectively. As of June 30, 2019, approximately 14.0% of our goodwill related to our United States electrical construction and facilities services segment, approximately 24.7% related to our United States mechanical construction and facilities services segment, approximately 28.4% related to our United States building services segment, and approximately 32.9% related to our United States industrial services segment. The changes to goodwill since December 31, 2018 were related to three acquisitions in 2019 and a purchase price adjustment related to an acquisition completed in 2018. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) requires that goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
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
As of the date of our latest impairment test (October 1, 2018), the carrying values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment were approximately $251.2 million, $398.8 million, $499.5 million and $657.5 million, respectively. The fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment exceeded their carrying values by approximately $1,203.0 million, $1,710.9 million, $628.2 million and $81.2 million, respectively. No impairment of our goodwill was recognized during the three and six months ended June 30, 2019 and 2018.
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
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. No impairment of our indefinite-lived trade names was recognized during the three and six months ended June 30, 2019 and 2018.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. During the three and six months ended June 30, 2018, we recorded a $0.9 million non-cash impairment charge associated with a finite-lived trade name within our United States industrial services segment. No additional impairment of our other identifiable intangible assets was recognized during the three and six months ended June 30, 2019 and 2018.
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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We did not use any derivative financial instruments during the six months ended June 30, 2019, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2016 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2016 Credit Agreement bear interest at variable rates. As of June 30, 2019, there were borrowings of $25.0 million outstanding under the 2016 Revolving Credit Facility and the balance of the 2016 Term Loan was $262.0 million. This instrument bears interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (2.40% at June 30, 2019) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (5.50% at June 30, 2019), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at June 30, 2019 was 3.40%. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. Based on the $287.0 million borrowings outstanding under the 2016 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $2.1 million in the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $2.1 million in the next twelve months. The 2016 Credit Agreement expires on August 3, 2021. There is no guarantee that we will be able to renew the 2016 Credit Agreement at its expiration.
It is expected that a number of banks currently reporting information used to set LIBOR will stop doing so after 2021, which could either cause LIBOR to stop publication or cause LIBOR to no longer be representative of the underlying market. We believe our exposure to market risk associated with the discontinuation of LIBOR is limited as our 2016 Credit Agreement expires prior to the end of 2021 and given that we are not exposed to any other material contracts that reference LIBOR.
We are exposed to construction market risk and its potential related impact on accounts receivable or contract assets on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, we believe we take appropriate action to manage market and other risks, but there is no assurance that we will be able to reasonably identify all risks with respect to the collectibility of these assets. See also the previous discussions of Revenue Recognition from Contracts with Customers and Accounts Receivable under the heading, “Application of Critical Accounting Policies” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs
April 1, 2019 to April 30, 2019	—	—	—	$158,506,898
May 1, 2019 to May 31, 2019	—	—	—	$158,506,898
June 1, 2019 to June 30, 2019	—	—	—	$158,506,898
Total	—	—	—

(1)
On September 26, 2011, our Board of Directors authorized us to repurchase up to $100.0 million of our outstanding common stock. On December 5, 2013, October 23, 2014, October 28, 2015, October 25, 2017 and October 23, 2018, our Board of Directors authorized us to repurchase up to an additional $100.0 million, $250.0 million, $200.0 million, $100.0 million and $200.0 million of our outstanding common stock, respectively. As of June 30, 2019, there remained authorization for us to repurchase approximately $158.5 million of our shares. No shares have been repurchased by us since the programs have been announced other than pursuant to these publicly announced programs. The repurchase programs have no expiration date and do not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement, placing limitations on such repurchases.

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
Date: July 30, 2019

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
Exhibit 4(a) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (“September 2016 Form 10-Q”)
4(b)	Fifth Amended and Restated Security Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to the September 2016 Form 10-Q
4(c)	Fifth Amended and Restated Pledge Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to the September 2016 Form 10-Q
4(d)	Fourth Amended and Restated Guaranty Agreement dated as of August 3, 2016 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to the September 2016 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(g-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(h-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(i-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(i-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(i-3)	Amendment to Continuity Agreements and Severance Agreements with Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(j)	Amendment dated as of March 29, 2010 to Severance Agreement with Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-1)	Severance Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio	Exhibit 10(l-1) to the September 2016 Form 10-Q
10(k-2)	Continuity Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio (“Mauricio Continuity Agreement”)	Exhibit 10(l-2) to the September 2016 Form 10-Q
10(k-3)	Amendment dated April 10, 2017 to Mauricio Continuity Agreement	Exhibit 10(l-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10(l-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(l-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(l-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(l-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (“March 2012 Form 10-Q”)
10(l-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10(l-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(l-7)	Fifth Amendment to LTIP	Exhibit 10(l-7) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”)
10(l-8)	Sixth Amendment to LTIP	Exhibit 10(l-8) to 2015 Form 10-K
10(m)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(n-1)	Amended and Restated 2010 Incentive Plan	Exhibit 10(q-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10(n-2)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(n-3)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K
10(o)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(p)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(q)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(r)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(s)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“June 2012 Form 10-Q”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(t)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2014
10(u)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(v)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(w)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(x)	Restricted Stock Unit Award Agreement dated June 11, 2015 between EMCOR and Stephen W. Bershad	Exhibit 10(f)(f) to the June 30, 2015 Form 10-Q
10(y)	Executive Compensation Recoupment Policy	Exhibit 10(h)(h) to 2015 Form 10-K
10(z)	Restricted Stock Unit Award Agreement dated June 30, 2017 between EMCOR and Mark A. Pompa	Exhibit 10(f)(f) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
11	Computation of Basic EPS and Diluted EPS for the three and six months ended June 30, 2019 and 2018	Note 6 of the Notes to the Consolidated Financial Statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Filed herewith
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.
Filed