Form 10-Q
period 2019-09-30
EMCOR Group, Inc.
filed 2019-10-29
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Number of shares of Common Stock outstanding as of the close of business on October 24, 2019: 56,153,125 shares.

EMCOR Group, Inc.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$368,073	$363,907
Accounts receivable, less allowance for doubtful accounts of $15,095 and $15,361, respectively	1,926,765	1,773,620
Contract assets	179,005	158,243
Inventories	38,721	42,321
Prepaid expenses and other	45,549	48,116
Total current assets	2,558,113	2,386,207
Investments, notes and other long-term receivables	1,478	2,899
Property, plant and equipment, net	149,023	134,351
Operating lease right-of-use assets	232,996	—
Goodwill	1,019,590	990,887
Identifiable intangible assets, net	482,785	488,286
Other assets	88,736	86,177
Total assets	$4,532,721	$4,088,807
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$18,196	$16,013
Accounts payable	584,824	652,091
Contract liabilities	565,957	552,290
Accrued payroll and benefits	387,351	343,069
Other accrued expenses and liabilities	185,414	170,935
Operating lease liabilities, current	51,632	—
Total current liabilities	1,793,374	1,734,398
Borrowings under revolving credit facility	—	25,000
Long-term debt and finance lease liabilities	247,837	254,764
Operating lease liabilities, long-term	193,502	—
Other long-term obligations	322,197	333,204
Total liabilities	2,556,910	2,347,366
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 60,287,296 and 60,123,184 shares issued, respectively	603	601
Capital surplus	30,786	21,103
Accumulated other comprehensive loss	(87,370)	(87,662)
Retained earnings	2,285,083	2,060,440
Treasury stock, at cost 4,139,421 shares	(253,937)	(253,937)
Total EMCOR Group, Inc. stockholders’ equity	1,975,165	1,740,545
Noncontrolling interests	646	896
Total equity	1,975,811	1,741,441
Total liabilities and equity	$4,532,721	$4,088,807
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues	$2,287,741	$2,047,049	$6,770,671	$5,901,323
Cost of sales	1,951,754	1,737,710	5,779,550	5,032,021
Gross profit	335,987	309,339	991,121	869,302
Selling, general and administrative expenses	220,119	197,334	652,536	578,266
Restructuring expenses	119	229	567	693
Impairment loss on identifiable intangible assets	—	—	—	907
Operating income	115,749	111,776	338,018	289,436
Net periodic pension (cost) income	381	615	1,187	2,069
Interest expense, net	(2,678)	(2,736)	(8,732)	(8,011)
Income from continuing operations before income taxes	113,452	109,655	330,473	283,494
Income tax provision	31,618	29,711	92,257	76,873
Income from continuing operations	81,834	79,944	238,216	206,621
Loss from discontinued operation, net of income taxes	—	(523)	—	(1,010)
Net income including noncontrolling interests	81,834	79,421	238,216	205,611
Less: Net income attributable to noncontrolling interests	—	(48)	—	(48)
Net income attributable to EMCOR Group, Inc.	$81,834	$79,373	$238,216	$205,563

Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.46	$1.37	$4.24	$3.54
From discontinued operation	—	(0.01)	—	(0.02)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.46	$1.36	$4.24	$3.52
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.45	$1.36	$4.22	$3.52
From discontinued operation	—	(0.01)	—	(0.02)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.45	$1.35	$4.22	$3.50

Dividends declared per common share	$0.08	$0.08	$0.24	$0.24
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income including noncontrolling interests	$81,834	$79,421	$238,216	$205,611
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(983)	(289)	(1,280)	(669)
Post retirement plans, amortization of actuarial loss included in net income (1)	509	573	1,572	1,553
Other comprehensive (loss) income	(474)	284	292	884
Comprehensive income	81,360	79,705	238,508	206,495
Less: Comprehensive income attributable to noncontrolling interests	—	(48)	—	(48)
Comprehensive income attributable to EMCOR Group, Inc.	$81,360	$79,657	$238,508	$206,447
_________

(1)
Net of tax of $0.1 million for each of the three months ended September 30, 2019 and 2018, and net of tax of $0.4 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows - operating activities:
Net income including noncontrolling interests	$238,216	$205,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,412	28,685
Amortization of identifiable intangible assets	34,500	31,482
Provision for doubtful accounts	1,621	261
Deferred income taxes	(913)	4,685
Excess tax benefits from share-based compensation	(601)	(1,065)
Equity loss (income) from unconsolidated entities	1,213	(247)
Non-cash expense from contingent consideration arrangements	1,203	186
Non-cash expense for impairment of identifiable intangible assets	—	907
Non-cash share-based compensation expense	8,840	8,502
Distributions from unconsolidated entities	916	2,442
Other reconciling items	364	446
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(140,850)	(216,003)
Net cash provided by operating activities	176,921	65,892
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(79,984)	(25,710)
Proceeds from sale of property, plant and equipment	1,612	915
Purchase of property, plant and equipment	(35,829)	(28,674)
Investments in and advances to unconsolidated entities	(794)	(3,484)
Distributions from unconsolidated entities	38	82
Net cash used in investing activities	(114,957)	(56,871)
Cash flows - financing activities:
Repayments of revolving credit facility	(25,000)	—
Repayments of long-term debt and debt issuance costs	(11,400)	(11,434)
Repayments of finance lease liabilities	(3,357)	(1,050)
Dividends paid to stockholders	(13,458)	(14,036)
Repurchase of common stock	—	(90,804)
Taxes paid related to net share settlements of equity awards	(3,771)	(3,745)
Issuance of common stock under employee stock purchase plan	4,501	4,286
Payments for contingent consideration arrangements	(3,589)	(3,300)
Distributions to noncontrolling interests	(250)	—
Net cash used in financing activities	(56,324)	(120,083)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,047)	(1,985)
Increase (decrease) in cash, cash equivalents and restricted cash	3,593	(113,047)
Cash, cash equivalents and restricted cash at beginning of year (1)	366,214	469,388
Cash, cash equivalents and restricted cash at end of period (2)	$369,807	$356,341
Supplemental cash flow information:
Cash paid for:
Interest	$9,891	$9,078
Income taxes	$94,514	$95,330
_________

(1)	Includes $2.3 million and $2.0 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively.

(2)	Includes $1.7 million and $2.4 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of September 30, 2019 and 2018, respectively.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended September 30, 2018 and 2019
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, June 30, 2018	$1,735,133	$600	$13,054	$(93,600)	$1,912,430	$(98,201)	$850
Net income including noncontrolling interests	79,421	—	—	—	79,373	—	48
Other comprehensive income	284	—	—	284	—	—	—
Common stock issued under employee stock purchase plan	1,528	1	1,527	—	—	—	—
Common stock dividends	(4,655)	—	35	—	(4,690)	—	—
Repurchase of common stock	(35,131)	—	—	—	—	(35,131)	—
Share-based compensation expense	2,546	—	2,546	—	—	—	—
Balance, September 30, 2018	$1,779,126	$601	$17,162	$(93,316)	$1,987,113	$(133,332)	$898
Balance, June 30, 2019	$1,894,831	$603	$26,640	$(86,896)	$2,207,775	$(253,937)	$646
Net income including noncontrolling interests	81,834	—	—	—	81,834	—	—
Other comprehensive loss	(474)	—	—	(474)	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(36)	—	(36)	—	—	—	—
Common stock issued under employee stock purchase plan	1,532	—	1,532	—	—	—	—
Common stock dividends	(4,491)	—	35	—	(4,526)	—	—
Share-based compensation expense	2,615	—	2,615	—	—	—	—
Balance, September 30, 2019	$1,975,811	$603	$30,786	$(87,370)	$2,285,083	$(253,937)	$646
 _________

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the nine months ended September 30, 2018 and 2019
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2017	$1,674,117	$599	$8,005	$(94,200)	$1,796,556	$(37,693)	$850
Net income including noncontrolling interests	205,611	—	—	—	205,563	—	48
Other comprehensive income	884	—	—	884	—	—	—
Cumulative-effect adjustment (2)	(854)	—	—	—	(854)	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,745)	—	(3,745)	—	—	—	—
Common stock issued under employee stock purchase plan	4,286	1	4,285	—	—	—	—
Common stock dividends	(14,036)	—	116	—	(14,152)	—	—
Repurchase of common stock	(95,639)	—	—	—	—	(95,639)	—
Share-based compensation expense	8,502	—	8,502	—	—	—	—
Balance, September 30, 2018	$1,779,126	$601	$17,162	$(93,316)	$1,987,113	$(133,332)	$898
Balance, December 31, 2018	$1,741,441	$601	$21,103	$(87,662)	$2,060,440	$(253,937)	$896
Net income including noncontrolling interests	238,216	—	—	—	238,216	—	—
Other comprehensive income	292	—	—	292	—	—	—
Common stock issued under share-based compensation plans	—	2	(2)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,771)	—	(3,771)	—	—	—	—
Common stock issued under employee stock purchase plan	4,501	—	4,501	—	—	—	—
Common stock dividends	(13,458)	—	115	—	(13,573)	—	—
Distributions to noncontrolling interests	(250)	—	—	—	—	—	(250)
Share-based compensation expense	8,840	—	8,840	—	—	—	—
Balance, September 30, 2019	$1,975,811	$603	$30,786	$(87,370)	$2,285,083	$(253,937)	$646
 _________

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

(2)	Represents adjustment to retained earnings upon the adoption of Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers.”
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
The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.
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
In June 2016, an accounting pronouncement was issued by the FASB which changes the way in which entities estimate and present credit losses for most financial assets, including accounts receivable. This pronouncement is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. In preparation for adoption, we have substantially completed a process to identify and group financial assets with similar characteristics into collective pools. We have additionally begun implementing processes and internal controls to identify information, including macroeconomic forecasts and key credit indicators, relevant to estimating expected credit losses. As a result, we are in the process of quantifying the impact that the adoption of this accounting pronouncement will have on our financial position and/or results of operations.
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
Changes in the estimates of transaction prices are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. For the three and nine months ended September 30, 2019, there were no significant amounts of revenue recognized during the period related to performance obligations satisfied in prior periods. For the three and nine months ended September 30, 2018, we recognized revenue of $6.3 million associated with the final settlement of contract value for two projects which were completed in prior periods. In addition, for the three and nine months ended September 30, 2019 and 2018, there were no significant reversals of revenue recognized associated with the revision of transaction prices.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the three and nine months ended September 30, 2019, there were no changes in total estimated costs that had a significant impact on our operating results. During the three and nine months ended September 30, 2018, we recognized losses of $4.7 million and $5.5 million, respectively, related to a change in total estimated costs on a transportation project within our United States electrical construction and facilities services segment, resulting in part from contract scope issues. There were no significant losses recognized during the three and nine months ended September 30, 2019.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

The following tables provide further disaggregation of our revenues by categories we use to evaluate our financial performance within each of our reportable segments for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the three months ended September 30,
	2019	% of Total	2018	% of Total
United States electrical construction and facilities services:
Commercial market sector	$260,871	47%	$196,293	40%
Institutional market sector	33,702	6%	27,903	6%
Hospitality market sector	2,243	1%	9,860	2%
Manufacturing market sector	121,488	22%	100,563	20%
Healthcare market sector	24,701	4%	28,121	6%
Transportation market sector	52,744	9%	72,816	15%
Water and wastewater market sector	3,709	1%	4,194	1%
Short duration projects (1)	42,296	7%	38,452	8%
Service work	14,174	3%	8,147	2%
	555,928		486,349
Less intersegment revenues	(1,291)		(375)
Total segment revenues	$554,637		$485,974

United States mechanical construction and facilities services:
Commercial market sector	$293,202	33%	$287,350	38%
Institutional market sector	94,886	11%	77,676	10%
Hospitality market sector	6,888	1%	26,170	3%
Manufacturing market sector	150,199	17%	89,779	12%
Healthcare market sector	84,418	10%	55,843	7%
Transportation market sector	7,855	1%	3,072	1%
Water and wastewater market sector	42,637	5%	43,033	6%
Short duration projects (1)	91,897	10%	72,388	9%
Service work	100,196	12%	107,168	14%
	872,178		762,479
Less intersegment revenues	(2,990)		(2,984)
Total segment revenues	$869,188		$759,495
 ________

(1)	Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

	For the three months ended September 30,
	2019	% of Total	2018	% of Total
United States building services:
Commercial site-based services	$133,179	25%	$120,917	26%
Government site-based services	42,412	8%	52,332	11%
Mechanical services	333,696	63%	276,722	58%
Energy services	22,835	4%	23,730	5%
Total segment revenues	$532,122		$473,701

United States industrial services:
Field services	$194,569	83%	$181,873	80%
Shop services	39,597	17%	45,440	20%
Total segment revenues	$234,166		$227,313

Total United States operations	$2,190,113		$1,946,483

United Kingdom building services:
Service work	$49,098	50%	$51,815	52%
Projects & extras	48,530	50%	48,751	48%
Total segment revenues	$97,628		$100,566

Total worldwide operations	$2,287,741		$2,047,049

	For the nine months ended September 30,
	2019	% of Total	2018	% of Total
United States electrical construction and facilities services:
Commercial market sector	$816,602	49%	$579,958	41%
Institutional market sector	87,643	5%	86,971	6%
Hospitality market sector	11,930	1%	22,665	2%
Manufacturing market sector	338,448	20%	280,375	20%
Healthcare market sector	63,725	4%	103,307	7%
Transportation market sector	162,538	10%	216,591	15%
Water and wastewater market sector	14,342	1%	14,947	1%
Short duration projects (1)	124,152	8%	93,177	6%
Service work	35,439	2%	25,151	2%
	1,654,819		1,423,142
Less intersegment revenues	(2,710)		(2,874)
Total segment revenues	$1,652,109		$1,420,268
 ________

(1)	Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

	For the nine months ended September 30,
	2019	% of Total	2018	% of Total
United States mechanical construction and facilities services:
Commercial market sector	$874,512	36%	$780,629	36%
Institutional market sector	232,843	9%	219,830	10%
Hospitality market sector	28,807	1%	73,888	3%
Manufacturing market sector	386,853	16%	271,133	13%
Healthcare market sector	220,445	9%	181,669	8%
Transportation market sector	22,880	1%	13,002	1%
Water and wastewater market sector	131,385	5%	122,275	6%
Short duration projects (1)	273,001	11%	223,200	10%
Service work	282,094	12%	291,694	13%
	2,452,820		2,177,320
Less intersegment revenues	(8,137)		(9,193)
Total segment revenues	$2,444,683		$2,168,127
 ________

(1)	Represents those projects which generally are completed within three months or less.

	For the nine months ended September 30,
	2019	% of Total	2018	% of Total
United States building services:
Commercial site-based services	$420,078	27%	$386,721	28%
Government site-based services	133,990	8%	162,888	12%
Mechanical services	920,684	59%	764,313	55%
Energy services	93,147	6%	75,564	5%
Total segment revenues	$1,567,899		$1,389,486

United States industrial services:
Field services	$664,188	84%	$486,362	80%
Shop services	124,083	16%	124,117	20%
Total segment revenues	$788,271		$610,479

Total United States operations	$6,452,962		$5,588,360

United Kingdom building services:
Service work	$160,561	51%	$162,088	52%
Projects & extras	157,148	49%	150,875	48%
Total segment revenues	$317,709		$312,963

Total worldwide operations	$6,770,671		$5,901,323

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
Net contract liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Contract assets, current	$179,005	$158,243
Contract assets, non-current	—	—
Contract liabilities, current	(565,957)	(552,290)
Contract liabilities, non-current	(2,025)	(2,069)
Net contract liabilities	$(388,977)	$(396,116)

The $7.1 million decrease in net contract liabilities for the nine months ended September 30, 2019 was primarily attributable to a decrease in net contract liabilities on our uncompleted long-term construction contracts, partially as a result of the timing of billings to our customers. Contract assets and contract liabilities increased by approximately $6.2 million and $13.0 million, respectively, as a result of acquisitions made by us in 2019. There was no significant impairment of contract assets recognized during either period presented.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations (in thousands, except for percentages):

	September 30, 2019	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,095,254	27%
United States mechanical construction and facilities services	2,190,556	54%
United States building services	544,913	14%
United States industrial services	83,478	2%
Total United States operations	3,914,201	97%
United Kingdom building services	120,887	3%
Total worldwide operations	$4,035,088	100%

Our remaining performance obligations at September 30, 2019 were $4.04 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made.
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
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$999,218	$96,036
United States mechanical construction and facilities services	1,758,285	432,271
United States building services	534,628	10,285
United States industrial services	83,478	—
Total United States operations	3,375,609	538,592
United Kingdom building services	80,841	40,046
Total worldwide operations	$3,456,450	$578,638

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
During the first nine months of 2019, we acquired five companies for total consideration of $83.6 million. One company provides electrical contracting services in central Iowa and its results have been included within our United States electrical construction and facilities services segment. Another company provides mechanical contracting services in south-central and eastern Texas and its results have been included within our United States mechanical construction and facilities services segment. The results of operations for the remaining three companies have been included within our United States building services segment. Of these three companies, one company provides mobile mechanical services in the Southern region of the United States while the remaining two companies provide building automation and controls solutions in the Western region of the United States. In connection with these acquisitions, we acquired working capital of $25.3 million and other net assets of $1.0 million and have preliminarily ascribed $28.3 million to goodwill and $29.0 million to identifiable intangible assets.
During calendar year 2018, we acquired four companies for total consideration of $71.6 million. Two companies provide mobile mechanical services, one within the Eastern region and the other within the Western region of the United States. The third company is a full service provider of mechanical services within the Southern region of the United States. The results of these three companies have been included in our United States building services segment. The fourth company provides electrical construction and maintenance services for industrial and commercial buildings in north Texas, and its results have been included in our United States electrical construction and facilities services segment. In connection with these acquisitions, we acquired working capital of $8.7 million and have preliminarily ascribed $26.3 million to goodwill and $36.6 million to identifiable intangible assets.
We expect that all of the goodwill acquired in connection with these acquisitions will be deductible for tax purposes. The purchase price allocations for the businesses acquired in 2019 and one of the businesses acquired in 2018 are preliminary and subject to change during their respective measurement periods. The purchase price allocations for the remaining three businesses acquired in 2018 have been finalized with an insignificant impact.
NOTE 5 Disposition of Assets
Due to a historical pattern of losses in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom, we ceased construction operations in the United Kingdom during the third quarter of 2014. The results of the construction operations of our United Kingdom segment for all periods are presented in the consolidated financial statements as discontinued operations.
No income or expense was recognized from the discontinued operation for the three and nine months ended September 30, 2019.
The results of discontinued operations for the three and nine months ended September 30, 2018 were as follows (in thousands):

	For the three months ended September 30, 2018	For the nine months ended September 30, 2018
Revenues	$—	$—
Loss from discontinued operation, net of income taxes	$(523)	$(1,010)
Diluted loss per share from discontinued operation	$(0.01)	$(0.02)

The loss from discontinued operations in 2018 was primarily due to legal costs related to the settlement of final contract balances on certain construction projects completed in prior years.
Included in the Consolidated Balance Sheet at December 31, 2018 were approximately $3.7 million of current liabilities associated with the discontinued operation, primarily consisting of contract retentions, contract warranty obligations and other accrued expenses. No significant liabilities remain as of September 30, 2019.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 Earnings Per Share
Calculation of Basic and Diluted Earnings (Loss) per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the three and nine months ended September 30, 2019 and 2018 (in thousands, except share and per share data):

	For the three months ended September 30,
	2019	2018
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$81,834	$79,896
Loss from discontinued operation, net of income taxes	—	(523)
Net income attributable to EMCOR Group, Inc. common stockholders	$81,834	$79,373
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	56,216,840	58,208,203
Effect of dilutive securities—Share-based awards	341,610	333,107
Shares used to compute diluted earnings (loss) per common share	56,558,450	58,541,310
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.46	$1.37
From discontinued operation	—	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.46	$1.36
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$1.45	$1.36
From discontinued operation	—	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$1.45	$1.35

	For the nine months ended September 30,
	2019	2018
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$238,216	$206,573
Loss from discontinued operation, net of income taxes	—	(1,010)
Net income attributable to EMCOR Group, Inc. common stockholders	$238,216	$205,563
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	56,189,388	58,422,928
Effect of dilutive securities—Share-based awards	305,042	331,939
Shares used to compute diluted earnings (loss) per common share	56,494,430	58,754,867
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$4.24	$3.54
From discontinued operation	—	(0.02)
Net income attributable to EMCOR Group, Inc. common stockholders	$4.24	$3.52
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$4.22	$3.52
From discontinued operation	—	(0.02)
Net income attributable to EMCOR Group, Inc. common stockholders	$4.22	$3.50

There were no anti-dilutive share-based awards for the three and nine months ended September 30, 2019 and the three months ended September 30, 2018. The number of outstanding share-based awards that were excluded from the computation of diluted EPS for the nine months ended September 30, 2018 because they would be anti-dilutive were 550.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts (in thousands):

	September 30, 2019	December 31, 2018
Raw materials and construction materials	$29,829	$30,006
Work in process	8,892	12,315
Inventories	$38,721	$42,321

NOTE 8 Debt
Debt in the accompanying Consolidated Balance Sheets consisted of the following amounts (in thousands):

	September 30, 2019	December 31, 2018
Revolving credit facility	$—	$25,000
Term loan	258,228	269,620
Unamortized debt issuance costs	(2,175)	(3,065)
Finance lease obligations (1)	9,980	4,213
Other	—	9
Total debt	266,033	295,777
Less: current maturities	18,196	16,013
Total long-term debt	$247,837	$279,764

 ________

(1)	See Note 14 - Leases for further disclosure regarding finance lease obligations.
Credit Agreement
We have a credit agreement dated as of August 3, 2016, which provides for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of September 30, 2019 and December 31, 2018. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.15% of the unused amount as of September 30, 2019. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (2.04% at September 30, 2019) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (5.00% at September 30, 2019), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at September 30, 2019 was 3.04%. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. The 2016 Term Loan previously required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ended March 31, 2017, our required quarterly payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of September 30, 2019 and December 31, 2018, the balance of the 2016 Term Loan was $258.2 million and $269.6 million, respectively. As of September 30, 2019 and December 31, 2018, we had approximately $109.0 million of letters of credit outstanding. There were no borrowings outstanding under the 2016 Revolving Credit Facility as of September 30, 2019. There were $25.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of December 31, 2018.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	Assets at Fair Value as of September 30, 2019
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$368,073	$—	$—	$368,073
Restricted cash (2)	1,734	—	—	1,734
Deferred compensation plan assets (3)	27,937	—	—	27,937
Total	$397,744	$—	$—	$397,744

	Assets at Fair Value as of December 31, 2018
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$363,907	$—	$—	$363,907
Restricted cash (2)	2,307	—	—	2,307
Deferred compensation plan assets (3)	23,124	—	—	23,124
Total	$389,338	$—	$—	$389,338
 ________

(1)
Cash and cash equivalents include money market funds with original maturity dates of three months or less, which are Level 1 assets. At September 30, 2019 and December 31, 2018, we had $176.6 million and $161.3 million, respectively, in money market funds.

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
For the three months ended September 30, 2019 and 2018, our income tax provision from continuing operations was $31.6 million and $29.7 million, respectively, based on an effective income tax rate, before discrete items and less amounts attributable to noncontrolling interests, of 27.9% and 27.7%, respectively. The actual income tax rate on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended September 30, 2019 and 2018, inclusive of discrete items, was 27.9% and 27.1%, respectively. For the nine months ended September 30, 2019 and 2018, our income tax provision from continuing operations was $92.3 million and $76.9 million, respectively, based on an effective income tax rate, before discrete items and less amounts attributable to noncontrolling interests, of 28.1% and 27.7%, respectively. The actual income tax rate on income from continuing operations, less amounts attributable to noncontrolling interests, for the nine months ended September 30, 2019 and 2018, inclusive of discrete items, was 27.9% and 27.1%, respectively. The actual income tax rates differed from the statutory tax rate due to state and local income taxes and other permanent book to tax differences. The increase in the 2019 income tax provision was primarily due to increased income from continuing operations. The increase in the actual income tax rate on income from continuing operations for both the three and nine months ended September 30, 2019 compared to the three and nine

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 Income Taxes - (Continued)

months ended September 30, 2018, was primarily due to the continued application of the Tax Act, including the implementation of interpretative guidance issued regarding certain permanent differences and other non-deductible expenses.
As of September 30, 2019 and December 31, 2018, we had no unrecognized income tax benefits.
We file income tax returns with the Internal Revenue Service and various state, local and foreign tax agencies. The Company is currently under examination by various taxing authorities for the years 2014 through 2017.
NOTE 11 Common Stock
As of September 30, 2019 and December 31, 2018, there were 56,147,875 and 55,983,763 shares of our common stock outstanding, respectively.
During the three months ended September 30, 2019 and 2018, we issued 18,651 and 47,125 shares of common stock, respectively. During the nine months ended September 30, 2019 and 2018, we issued 164,112 and 218,055 shares of common stock, respectively. These shares were issued primarily upon: (a) the satisfaction of required conditions under certain of our share-based compensation plans and (b) the purchase of common stock pursuant to our employee stock purchase plan.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.08 per share.
On September 26, 2011, our Board of Directors (the “Board”) authorized us to repurchase up to $100.0 million of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $950.0 million of our outstanding common stock. No shares of our common stock were repurchased during the nine months ended September 30, 2019. Since the inception of the repurchase program through September 30, 2019, we have repurchased approximately 15.9 million shares of our common stock for approximately $791.5 million. As of September 30, 2019, there remained authorization for us to repurchase approximately $158.5 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2016 Credit Agreement, placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
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
Components of Net Periodic Pension Cost
The components of net periodic pension cost (income) of the UK Plan for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Interest cost	$1,925	$1,959	$5,968	$6,103
Expected return on plan assets	(2,941)	(3,344)	(9,121)	(10,415)
Amortization of unrecognized loss	566	638	1,756	1,985
Net periodic pension cost (income)	$(450)	$(747)	$(1,397)	$(2,327)

The net periodic pension cost associated with the domestic plans was approximately $0.1 million for each of the three months ended September 30, 2019 and 2018 and $0.2 million for each of the nine months ended September 30, 2019 and 2018.
Employer Contributions
For the nine months ended September 30, 2019, our United Kingdom subsidiary contributed approximately $3.1 million to the UK Plan and anticipates contributing an additional $1.2 million during the remainder of 2019. Contributions to the domestic plans were approximately $0.2 million for the nine months ended September 30, 2019.

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
Restructuring expenses
Restructuring expenses, relating to employee severance obligations, were $0.1 million and $0.6 million for the three and nine months ended September 30, 2019, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, the balance of restructuring obligations yet to be paid was $0.7 million. Such remaining amounts will be paid pursuant to our contractual obligations throughout 2020 and 2021. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2019.
The changes in restructuring activity by reportable segment during the nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States building services segment	Corporate administration	Total
Balance at December 31, 2017	$452	$40	$—	$492
Charges	—	693	—	693
Payments	(330)	(646)	—	(976)
Balance at September 30, 2018	$122	$87	$—	$209
Balance at December 31, 2018	$30	$176	$1,424	$1,630
Charges	—	567	—	567
Payments	(30)	(708)	(723)	(1,461)
Balance at September 30, 2019	$—	$35	$701	$736

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
Lease Position as of September 30, 2019
The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheet as of September 30, 2019 (in thousands):

	Classification on the Consolidated Balance Sheet	September 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$232,996
Finance lease assets	Property, plant and equipment, net	9,894
Total lease assets		$242,890

Liabilities
Current
Operating	Operating lease liabilities, current	$51,632
Finance	Current maturities of long-term debt and finance lease liabilities	4,192
Noncurrent
Operating	Operating lease liabilities, long-term	193,502
Finance	Long-term debt and finance lease liabilities	5,788
Total lease liabilities		$255,114

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 Leases - (Continued)

Lease Costs
The following table presents information related to lease expense for the nine months ended September 30, 2019 (in thousands):

For the nine months ended September 30, 2019
Finance lease expense:
Amortization expense	$3,396
Interest expense	325
Operating lease expense	49,408
Short-term lease expense	108,930
Variable lease expense	3,358
Total lease expense	$165,417

Lease Term and Discount Rate
The following table presents certain information related to lease terms and discount rates for leases as of September 30, 2019:

September 30, 2019
Weighted-average remaining lease term:
Operating leases	6.6 years
Finance leases	3.0 years
Weighed-average discount rate:
Operating leases	4.17%
Finance leases	4.16%

Other Information
The following table presents supplemental cash flow information related to leases for the nine months ended September 30, 2019 (in thousands):

For the nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$48,966
Operating cash flows used for finance leases	$325
Financing cash flows used for finance leases	$3,357
Right-of-use assets obtained in exchange for new operating lease liabilities	$57,400
Right-of-use assets obtained in exchange for new finance lease liabilities	$4,471

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 Leases - (Continued)

Maturity of Lease Liabilities
The following table reconciles future minimum lease payments on an undiscounted cash flow basis to the lease liabilities reported in the Consolidated Balance Sheet as of September 30, 2019 (in thousands):

	Operating Leases	Finance Leases
October 1, 2019 to September 30, 2020	$60,630	$4,507
October 1, 2020 to September 30, 2021	49,507	3,077
October 1, 2021 to September 30, 2022	40,141	1,857
October 1, 2022 to September 30, 2023	33,471	838
October 1, 2023 to September 30, 2024	24,566	164
Thereafter	73,298	142
Total minimum lease payments	281,613	10,585
Less: Amount of lease payments representing interest	(36,479)	(605)
Present value of future minimum lease payments	$245,134	$9,980

Current portion of lease liabilities	$51,632	$4,192
Noncurrent portion of lease liabilities	193,502	5,788
Present value of future minimum lease payments	$245,134	$9,980

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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 15 Segment Information - (Continued)

The following tables present information about industry segments and geographic areas for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the three months ended September 30,
	2019	2018
Revenues from unrelated entities:
United States electrical construction and facilities services	$554,637	$485,974
United States mechanical construction and facilities services	869,188	759,495
United States building services	532,122	473,701
United States industrial services	234,166	227,313
Total United States operations	2,190,113	1,946,483
United Kingdom building services	97,628	100,566
Total worldwide operations	$2,287,741	$2,047,049

Total revenues:
United States electrical construction and facilities services	$556,088	$486,642
United States mechanical construction and facilities services	877,571	770,617
United States building services	550,002	490,624
United States industrial services	247,258	227,487
Less intersegment revenues	(40,806)	(28,887)
Total United States operations	2,190,113	1,946,483
United Kingdom building services	97,628	100,566
Total worldwide operations	$2,287,741	$2,047,049

	For the nine months ended September 30,
	2019	2018
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,652,109	$1,420,268
United States mechanical construction and facilities services	2,444,683	2,168,127
United States building services	1,567,899	1,389,486
United States industrial services	788,271	610,479
Total United States operations	6,452,962	5,588,360
United Kingdom building services	317,709	312,963
Total worldwide operations	$6,770,671	$5,901,323

Total revenues:
United States electrical construction and facilities services	$1,655,147	$1,425,190
United States mechanical construction and facilities services	2,465,287	2,195,951
United States building services	1,622,509	1,437,498
United States industrial services	809,510	611,947
Less intersegment revenues	(99,491)	(82,226)
Total United States operations	6,452,962	5,588,360
United Kingdom building services	317,709	312,963
Total worldwide operations	$6,770,671	$5,901,323

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 15 Segment Information - (Continued)

	For the three months ended September 30,
	2019	2018
Operating income (loss):
United States electrical construction and facilities services	$33,630	$34,473
United States mechanical construction and facilities services	61,213	59,236
United States building services	35,051	29,315
United States industrial services	5,561	7,637
Total United States operations	135,455	130,661
United Kingdom building services	4,754	4,457
Corporate administration	(24,341)	(23,113)
Restructuring expenses	(119)	(229)
Total worldwide operations	115,749	111,776
Other corporate items:
Net periodic pension (cost) income	381	615
Interest expense, net	(2,678)	(2,736)
Income from continuing operations before income taxes	$113,452	$109,655

	For the nine months ended September 30,
	2019	2018
Operating income (loss):
United States electrical construction and facilities services	$120,380	$106,309
United States mechanical construction and facilities services	156,152	156,273
United States building services	90,535	68,822
United States industrial services	31,209	12,312
Total United States operations	398,276	343,716
United Kingdom building services	14,371	12,828
Corporate administration	(74,062)	(65,508)
Restructuring expenses	(567)	(693)
Impairment loss on identifiable intangible assets	—	(907)
Total worldwide operations	338,018	289,436
Other corporate items:
Net periodic pension (cost) income	1,187	2,069
Interest expense, net	(8,732)	(8,011)
Income from continuing operations before income taxes	$330,473	$283,494

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 15 Segment Information - (Continued)

	September 30, 2019	December 31, 2018
Total assets:
United States electrical construction and facilities services	$820,229	$702,112
United States mechanical construction and facilities services	1,228,920	1,080,829
United States building services	984,514	846,221
United States industrial services	872,115	864,622
Total United States operations	3,905,778	3,493,784
United Kingdom building services	163,069	146,379
Corporate administration	463,874	448,644
Total worldwide operations	$4,532,721	$4,088,807

NOTE 16 Subsequent Event
On October 4, 2019, we entered into a definitive agreement to acquire Batchelor & Kimball, Inc. (“BKI”) in an all-cash transaction. BKI is a leading full service provider of mechanical construction and maintenance services in the South and Southeast regions of the United States, and its results will be included within our United States mechanical construction and facilities services segment. The transaction is expected to close by the end of 2019, subject to customary closing conditions and regulatory approvals.

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
Overview
The following table presents selected financial data for the three months ended September 30, 2019 and 2018 (in thousands, except percentages and per share data):

	For the three months ended September 30,
	2019	2018
Revenues	$2,287,741	$2,047,049
Revenues increase from prior year	11.8%	8.5%
Operating income	$115,749	$111,776
Operating income as a percentage of revenues	5.1%	5.5%
Net income attributable to EMCOR Group, Inc.	$81,834	$79,373
Diluted earnings per common share from continuing operations	$1.45	$1.36
The results for the three months ended September 30, 2019 set new company records for a third quarter in terms of revenues, operating income, net income attributable to EMCOR Group, Inc. and diluted earnings per common share from continuing operations. Revenues for the third quarter of 2019 increased by 11.8% from $2.05 billion for the three months ended September 30, 2018 to $2.29 billion for the three months ended September 30, 2019. Operating income for the three months ended September 30, 2019 of $115.7 million increased by $4.0 million compared to operating income of $111.8 million for the three months ended September 30, 2018.

The increase in revenues for the 2019 third quarter was primarily attributable to revenue growth within all of our reportable segments, except for our United Kingdom building services segment as the results of such segment were negatively impacted by the effect of unfavorable exchange rates for the British pound versus the United States dollar.
The overall increase in operating income for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily a result of increased operating income from our United States mechanical construction and facilities services segment and our United States building services segment, partially offset by a decrease in operating income from our United States electrical construction and facilities services segment and our United States industrial services segment.
Operating margin (operating income as a percentage of revenues) for the third quarter of 2019 was 5.1% compared to 5.5% for the third quarter of 2018. The overall decrease in operating margin was primarily due to a decrease in operating margin within our domestic construction segments, partially as a result of a change in revenue mix compared to the prior year.
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
During 2019, we acquired a company which provides electrical contracting services in central Iowa and a company which provides mechanical contracting services in south-central and eastern Texas. The results of operations for these companies have been included within our United States electrical construction and facilities services segment and our United States mechanical construction and facilities services segment, respectively. In addition, within our United States building services segment, we acquired three companies. One such company provides mobile mechanical services in the Southern region of the United States, while the remaining two companies, the results of which were de minimis, provide building automation and controls solutions within the Western region of the United States.
We acquired four companies in calendar year 2018. Two companies provide mobile mechanical services, one within the Eastern region and the other within the Western region of the United States. The third company is a full service provider of mechanical services within the Southern region of the United States. The results of operations for these three companies have been included in our United States building services segment. The fourth company provides electrical construction and maintenance services for industrial and commercial buildings in north Texas, and its results have been included in our United States electrical construction and facilities services segment.
Companies acquired in 2019 and 2018 generated incremental revenues of $75.6 million and incremental operating income of $4.8 million, inclusive of $1.7 million of amortization expense associated with identifiable intangible assets, for the three months ended September 30, 2019.
Results of Operations
Revenues
The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended September 30,
	2019	% of Total	2018	% of Total
Revenues:
United States electrical construction and facilities services	$554,637	24%	$485,974	24%
United States mechanical construction and facilities services	869,188	38%	759,495	37%
United States building services	532,122	23%	473,701	23%
United States industrial services	234,166	10%	227,313	11%
Total United States operations	2,190,113	96%	1,946,483	95%
United Kingdom building services	97,628	4%	100,566	5%
Total worldwide operations	$2,287,741	100%	$2,047,049	100%

	For the nine months ended September 30,
	2019	% of Total	2018	% of Total
Revenues:
United States electrical construction and facilities services	$1,652,109	24%	$1,420,268	24%
United States mechanical construction and facilities services	2,444,683	36%	2,168,127	37%
United States building services	1,567,899	23%	1,389,486	24%
United States industrial services	788,271	12%	610,479	10%
Total United States operations	6,452,962	95%	5,588,360	95%
United Kingdom building services	317,709	5%	312,963	5%
Total worldwide operations	$6,770,671	100%	$5,901,323	100%
As described below in more detail, our revenues for the three months ended September 30, 2019 increased to $2.29 billion compared to $2.05 billion for the three months ended September 30, 2018, and our revenues for the nine months ended September 30, 2019 increased to $6.77 billion compared to $5.90 billion for the nine months ended September 30, 2018. The increase in revenues for both periods was attributable to increased revenues from all of our reportable segments except, in the case of the three months ended September 30, 2019, our United Kingdom building services segment as such segment’s results were negatively impacted by the effect of unfavorable exchange rates for the British pound versus the United States dollar. Companies acquired in 2019 and 2018, which are reported in our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment and our United States building services segment, generated incremental revenues of $75.6 million and $196.7 million for the three and nine months ended September 30, 2019, respectively.
Revenues of our United States electrical construction and facilities services segment were $554.6 million and $1,652.1 million for the three and nine months ended September 30, 2019, respectively, compared to revenues of $486.0 million and $1,420.3 million for the three and nine months ended September 30, 2018, respectively. The increase in revenues for the three and nine months ended September 30, 2019 was attributable to: (a) an increase in revenues from the commercial market sector, primarily as a result of several large telecommunication construction projects, and (b) an increase in project activities within the manufacturing market sector. In addition, the results for the three and nine months ended September 30, 2019 included $43.8 million and $106.7 million, respectively, of incremental revenues generated by companies acquired in 2019 and 2018. These increases were partially offset by a decrease in revenues due to the completion or substantial completion of certain construction projects within the transportation, healthcare, and hospitality market sectors.
Our United States mechanical construction and facilities services segment revenues for the three months ended September 30, 2019 were $869.2 million, a $109.7 million increase compared to revenues of $759.5 million for the three months ended September 30, 2018. Revenues of this segment for the nine months ended September 30, 2019 were $2,444.7 million, a $276.6 million increase compared to revenues of $2,168.1 million for the nine months ended September 30, 2018. The increase in revenues for the three and nine months ended September 30, 2019 was primarily attributable to an increase in revenues from the majority of the market sectors in which we operate, including: (a) the manufacturing market sector, due to several new contract awards, including certain food processing construction projects, (b) the commercial market sector, primarily as a result of certain telecommunication and technology construction projects currently in process, and (c) the healthcare, institutional, and transportation market sectors due to increased project activity. In addition, the results for the three and nine months ended September 30, 2019 included $4.7 million of incremental revenues generated by a company acquired in 2019. These increases were partially offset by decreased revenues within the hospitality market sector as a result of the completion or substantial completion of certain large projects.
Revenues of our United States building services segment were $532.1 million and $1,567.9 million for the three and nine months ended September 30, 2019, respectively, compared to revenues of $473.7 million and $1,389.5 million for the three and nine months ended September 30, 2018, respectively. The increase in revenues for both periods was due to: (a) greater project, controls, and service repair and maintenance activities within our mobile mechanical services operations and (b) an increase in revenues within our commercial site-based services operations, partially as a result of: (i) scope expansion on certain contracts with existing customers and (ii) new contract awards. In addition, the increase in revenues for the nine months ended September 30, 2019 was partially attributable to increased large project activity within our energy services operations. The results for the three and nine months ended September 30, 2019 included $27.1 million and $85.3 million, respectively, of incremental revenues generated by companies acquired in 2019 and 2018 within our mobile mechanical services operations. These increases were partially offset by a decrease in revenues due to the loss of certain contracts not renewed pursuant to rebid within our government site-based services operations.

Revenues of our United States industrial services segment for the three months ended September 30, 2019 were $234.2 million, a $6.9 million increase compared to revenues of $227.3 million for the three months ended September 30, 2018. Revenues for the nine months ended September 30, 2019 were $788.3 million, a $177.8 million increase compared to revenues of $610.5 million for the nine months ended September 30, 2018. The increase in revenues for both periods was due to an increase in revenues from our field services operations as a result of increased maintenance and capital project activity. In addition, the results for the nine months ended September 30, 2019 benefited from a more normalized demand pattern compared to the prior year, which was negatively impacted by the lingering effects of Hurricane Harvey, which led to the cancellation or deferral of certain previously scheduled maintenance activities with our customers during the first half of 2018. The increased revenues for the three months ended September 30, 2019 were partially offset by a decrease in revenues from our shop services operations, primarily as a result of a reduction in new build heat exchanger sales.
Our United Kingdom building services segment revenues for the three months ended September 30, 2019 were $97.6 million compared to revenues for the three months ended September 30, 2018 of $100.6 million. Revenues of this segment for the nine months ended September 30, 2019 were $317.7 million compared to revenues for the nine months ended September 30, 2018 of $313.0 million. The decrease in revenues for the three months ended September 30, 2019 was attributable to the effects of unfavorable exchange rates for the British pound versus the United States dollar, which negatively impacted revenues for the third quarter of 2019 by $5.6 million. The increase in revenues for the nine months ended September 30, 2019 was primarily the result of: (a) new contract awards within the commercial market sector and (b) increased project activity with existing customers. Unfavorable exchange rates for the British pound versus the United States dollar negatively impacted this segment’s revenues for the nine months ended September 30, 2019 by $19.6 million.
Cost of sales and Gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Cost of sales	$1,951,754	$1,737,710	$5,779,550	$5,032,021
Gross profit	$335,987	$309,339	$991,121	$869,302
Gross profit, as a percentage of revenues	14.7%	15.1%	14.6%	14.7%
Our gross profit increased by $26.6 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, and our gross profit increased by $121.8 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Our gross profit margin was 14.7% and 14.6% for the three and nine months ended September 30, 2019, respectively, compared to gross profit margin of 15.1% and 14.7% for the three and nine months ended September 30, 2018, respectively. The increase in gross profit for the three and nine months ended September 30, 2019 was the result of an increase in gross profit from all of our reportable segments except, in the case of the three months ended September 30, 2019, our United States industrial services segment. The increased gross profit within each such segment was partially attributable to an increase in revenues during the respective period. The decrease in gross profit margin for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was predominantly due to lower gross profit margins within our domestic construction segments, as well as our United States industrial services segment, partially offset by improved gross profit margins within both our United States and United Kingdom building services segments. Gross profit and gross profit margin for the three months ended September 30, 2018 were favorably impacted by the final settlement of contract value for two projects within our United States mechanical construction and facilities services segment which were completed in prior periods. Such settlements resulted in a 0.2% favorable impact on the Company’s consolidated gross profit margin for the third quarter of 2018.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Selling, general and administrative expenses	$220,119	$197,334	$652,536	$578,266
Selling, general and administrative expenses, as a percentage of revenues	9.6%	9.6%	9.6%	9.8%

Our selling, general and administrative expenses for the three months ended September 30, 2019 increased by $22.8 million to $220.1 million compared to $197.3 million for the three months ended September 30, 2018. Selling, general and administrative expenses for the nine months ended September 30, 2019 increased by $74.3 million to $652.5 million compared to $578.3 million for the nine months ended September 30, 2018. The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2019 included $9.7 million and $26.5 million, respectively, of incremental expenses directly related to companies acquired in 2019 and 2018, including amortization expense attributable to identifiable intangible assets of $0.8 million and $2.3 million, respectively. In addition to the impact of acquisitions, selling, general and administrative expenses for both the three and nine month periods increased due to: (a) an increase in salaries and related employment costs, partially as a result of an increase in headcount due to higher revenues than in the same prior year period, (b) an increase in information technology costs related to certain initiatives currently in process, and (c) an increase in the provision for doubtful accounts. Selling, general and administrative expenses for the nine months ended September 30, 2019 were also impacted by an increase in incentive compensation expense as a result of higher projected annual operating results than in the same prior year period.
Selling, general and administrative expenses as a percentage of revenues was 9.6% for both the three and nine months ended September 30, 2019 compared to 9.6% and 9.8% for the three and nine months ended September 30, 2018, respectively. The decrease in SG&A margin for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to an increase in revenues without commensurate increases in our overhead cost structure.
Restructuring expenses
Restructuring expenses, relating to employee severance obligations, were $0.1 million and $0.6 million for the three and nine months ended September 30, 2019, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, the balance of restructuring obligations yet to be paid was $0.7 million. Such remaining amounts will be paid pursuant to our contractual obligations throughout 2020 and 2021. No material expenses in connection with restructuring from continuing operations are expected to be incurred during the remainder of 2019.
Operating income
The following table presents our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended September 30,
	2019	% of Segment Revenues	2018	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$33,630	6.1%	$34,473	7.1%
United States mechanical construction and facilities services	61,213	7.0%	59,236	7.8%
United States building services	35,051	6.6%	29,315	6.2%
United States industrial services	5,561	2.4%	7,637	3.4%
Total United States operations	135,455	6.2%	130,661	6.7%
United Kingdom building services	4,754	4.9%	4,457	4.4%
Corporate administration	(24,341)	—	(23,113)	—
Restructuring expenses	(119)	—	(229)	—
Total worldwide operations	115,749	5.1%	111,776	5.5%
Other corporate items:
Net periodic pension (cost) income	381		615
Interest expense, net	(2,678)		(2,736)
Income from continuing operations before income taxes	$113,452		$109,655

	For the nine months ended September 30,
	2019	% of Segment Revenues	2018	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$120,380	7.3%	$106,309	7.5%
United States mechanical construction and facilities services	156,152	6.4%	156,273	7.2%
United States building services	90,535	5.8%	68,822	5.0%
United States industrial services	31,209	4.0%	12,312	2.0%
Total United States operations	398,276	6.2%	343,716	6.2%
United Kingdom building services	14,371	4.5%	12,828	4.1%
Corporate administration	(74,062)	—	(65,508)	—
Restructuring expenses	(567)	—	(693)	—
Impairment on identifiable intangible assets	—	—	(907)	—
Total worldwide operations	338,018	5.0%	289,436	4.9%
Other corporate items:
Net periodic pension (cost) income	1,187		2,069
Interest expense, net	(8,732)		(8,011)
Income from continuing operations before income taxes	$330,473		$283,494
As described below in more detail, operating income was $115.7 million and $338.0 million for the three and nine months ended September 30, 2019, respectively, compared to $111.8 million and $289.4 million for the three and nine months ended September 30, 2018, respectively. The increase in operating income for the three and nine months ended September 30, 2019 was the result of an increase in gross profit from all of our reportable segments except, in the case of the three months ended September 30, 2019, our United States industrial services segment. Such increased gross profit was partially offset by an increase in selling, general, and administrative expenses for each 2019 period. Operating margin was 5.1% and 5.0% for the three and nine months ended September 30, 2019, respectively, compared to 5.5% and 4.9% for the three and nine months ended September 30, 2018, respectively. Operating margin for the three months ended September 30, 2018 was favorably impacted by the final settlement of contract value for two projects within our United States mechanical construction and facilities services segment which were completed in prior periods. Such settlements resulted in a 0.3% favorable impact on the Company’s consolidated operating margin for the third quarter of 2018.
Operating income of our United States electrical construction and facilities services segment for the three months ended September 30, 2019 was $33.6 million, or 6.1% of revenues, compared to operating income of $34.5 million, or 7.1% of revenues, for the three months ended September 30, 2018. Operating income for the nine months ended September 30, 2019 was $120.4 million, or 7.3% of revenues, compared to operating income of $106.3 million, or 7.5% of revenues, for the nine months ended September 30, 2018. The $14.1 million increase in operating income for the nine months ended September 30, 2019 was primarily attributable to an increase in gross profit within the commercial market sector, inclusive of certain telecommunication construction projects, partially offset by a decrease in gross profit within the transportation market sector as a result of the completion or substantial completion of certain construction projects. Additionally, companies acquired in 2019 and 2018 contributed incremental operating income of $1.0 million and $3.2 million, inclusive of $0.4 million and $1.5 million of amortization expense associated with identifiable intangible assets, for the three and nine months ended September 30, 2019, respectively. The decrease in operating margin for the three months ended September 30, 2019 was attributable to: (a) a decrease in gross profit margin, partially as a result of the completion or substantial completion of the aforementioned transportation construction projects which favorably impacted the results of the prior year, and (b) an increase in the ratio of selling, general, and administrative expenses to revenues. The decrease in operating margin for the nine months ended September 30, 2019 was attributable to an increase in the ratio of selling, general and administrative expenses to revenues, partially as a result of an increase in the provision for doubtful accounts.
Our United States mechanical construction and facilities services segment operating income for the three and nine months ended September 30, 2019 was $61.2 million and $156.2 million, respectively, compared to operating income of $59.2 million and $156.3 million for the three and nine months ended September 30, 2018, respectively. A company acquired in 2019 contributed incremental operating income of less than $0.1 million, inclusive of $0.2 million of amortization expense associated with identifiable intangible assets, for the three and nine months ended September 30, 2019. The slight increase in operating income for the three months ended September 30, 2019 was primarily attributable to an increase in gross profit from activities within the commercial and institutional market sectors, partially offset by a decrease in gross profit from construction projects within the hospitality and manufacturing market sectors. Operating income within this segment for the nine months ended September 30, 2019 was relatively consistent with the nine months ended September 30, 2018. Increased gross profit within the commercial and institutional market sectors was offset by decreased gross profit from manufacturing, hospitality, and short duration project activities. Operating margins within this segment for the three and nine months ended September 30, 2019 were 7.0% and 6.4%, respectively, compared to operating margins for the three and nine months ended September 30, 2018 of 7.8% and 7.2%, respectively. The decrease in operating margin for both 2019 periods was partially attributable to a decrease in gross profit margin, primarily within the manufacturing market sector, as the mix of work in the current year included a greater number of projects which are in the earlier stages of completion and typically carry lower gross profit margins. For the three months ended September 30, 2018, operating margin of this segment was favorably impacted by 0.6% as a result of the final settlement of contract value for two projects which were completed in prior periods.
Operating income of our United States building services segment for the three months ended September 30, 2019 was $35.1 million, or 6.6% or revenues, compared to operating income for the three months ended September 30, 2018 of $29.3 million, or 6.2% of revenues. Operating income of this segment for the nine months ended September 30, 2019 was $90.5 million, or 5.8% of revenues, compared to operating income for the nine months ended September 30, 2018 of $68.8 million, or 5.0% of revenues. The increase in operating income for the three and nine months ended September 30, 2019 was primarily attributable to our mobile mechanical services operations, as a result of increased gross profit from project, controls, and service repair and maintenance activities. In addition, operating income for the nine months ended September 30, 2019 benefited from increased gross profit from: (a) our energy services operations, due to an increase in large project activity, and (b) our commercial site-based services operations, as a result of scope expansion on certain existing contracts. Companies acquired in 2019 and 2018 contributed incremental operating income of $3.8 million and $8.8 million, inclusive of $1.1 million and $3.9 million of amortization expense associated with identifiable intangible assets, for the three and nine months ended September 30, 2019, respectively. The increase in operating margin for both the three and nine month periods was attributable to an increase in gross profit margin, primarily from project, controls, and repair activities within our mobile mechanical services operations.
Our United States industrial services segment operating income for the three months ended September 30, 2019 was $5.6 million, or 2.4% of revenues, compared to operating income of $7.6 million, or 3.4% of revenues, for the three months ended September 30, 2018. Operating income of this segment for the nine months ended September 30, 2019 was $31.2 million, or 4.0% of revenues, compared to operating income of $12.3 million, or 2.0% of revenues, for the nine months ended September 30, 2018. The decrease in operating income for the quarter ended September 30, 2019 was primarily attributable to the mix of work within our field services operations which included a greater number of capital projects which carry relatively lower gross profit margins than our typical turnaround work. The $18.9 million increase in operating income for the nine months ended September 30, 2019 was primarily due to an increase in demand for our service offerings during the year as we experienced a more normalized demand pattern compared to the prior year. Additionally, the results for the nine months ended September 30, 2019 benefited from the recovery of $3.6 million associated with a legal settlement, which has been recorded as a reduction to selling, general and administrative expenses. The decrease in operating margin for the three months ended September 30, 2019 was attributable to a decrease in gross profit margin, partially as a result of the unfavorable mix of work described above. The increase in operating margin for the nine months ended September 30, 2019 was primarily attributable to a decrease in the ratio of selling, general and administrative expenses to revenues as a result of: (a) an increase in revenues without commensurate increases in this segment’s overhead cost structure and (b) the legal settlement referenced above.
Our United Kingdom building services segment operating income was $4.8 million for the quarter ended September 30, 2019 compared to operating income of $4.5 million for the quarter ended September 30, 2018. Operating income for the nine months ended September 30, 2019 was $14.4 million compared to operating income of $12.8 million for the nine months ended September 30, 2018. Operating margins within this segment for the three and nine months ended September 30, 2019 were 4.9% and 4.5%, respectively, compared to operating margins for the three and nine months ended September 30, 2018 of 4.4% and 4.1%, respectively. Operating income for both 2019 periods increased primarily as a result of increased gross profit within the commercial market sector due to: (a) an increase in project activity with existing customers and (b) new contract awards. This segment’s operating income was negatively impacted by $0.3 million and $0.9 million for the three and nine months ended September 30, 2019, respectively, related to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The increase in operating margin for the three and nine months ended September 30, 2019 was attributable to an increase in gross profit margin.
Our corporate administration operating loss for the three and nine months ended September 30, 2019 was $24.3 million and $74.1 million, respectively, compared to $23.1 million and $65.5 million for the three and nine months ended September 30, 2018, respectively. The increase in corporate administration expenses for both 2019 periods was primarily due to an increase in employment costs, such as incentive compensation and salaries, as well as an increase in professional fees as a result of certain information technology initiatives currently in process.
Net interest expense for the three months ended September 30, 2019 and 2018 was $2.7 million. Net interest expense for the nine months ended September 30, 2019 and 2018 was $8.7 million and $8.0 million, respectively. The increase in net interest expense for the nine month period was due to: (a) the impact of higher interest rates on interest expense, partially offset by the impact of decreased average outstanding borrowings, and (b) reduced interest income as a result of lower average daily cash balances during the first half of 2019.
For the three months ended September 30, 2019 and 2018, our income tax provision from continuing operations was $31.6 million and $29.7 million, respectively, based on an effective income tax rate, before discrete items and less amounts attributable to noncontrolling interests, of 27.9% and 27.7%, respectively. The actual income tax rate on income from continuing operations, less amounts attributable to noncontrolling interests, for the three months ended September 30, 2019 and 2018, inclusive of discrete items, was 27.9% and 27.1%, respectively. For the nine months ended September 30, 2019 and 2018, our income tax provision from continuing operations was $92.3 million and $76.9 million, respectively, based on an effective income tax rate, before discrete items and less amounts attributable to noncontrolling interests, of 28.1% and 27.7%, respectively. The actual income tax rate on income from continuing operations, less amounts attributable to noncontrolling interests, for the nine months ended September 30, 2019 and 2018, inclusive of discrete items, was 27.9% and 27.1%, respectively. The increase in the 2019 income tax provision was primarily due to increased income from continuing operations. The increase in the actual income tax rate on income from continuing operations for both the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, was primarily due to the continued application of the Tax Cuts and Jobs Act, including the implementation of interpretative guidance issued regarding certain permanent differences and other non-deductible expenses.
Discontinued operations
Due to a historical pattern of losses in the construction operations of our United Kingdom segment and our negative assessment of construction market conditions in the United Kingdom, we ceased construction operations in the United Kingdom during the third quarter of 2014. The results of the construction operations of our United Kingdom segment for all periods are presented in the consolidated financial statements as discontinued operations.
Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage total of remaining performance obligations (in thousands, except for percentages):

	September 30, 2019	% of Total	December 31, 2018	% of Total	September 30, 2018	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,095,254	27%	$1,085,571	27%	$1,181,620	30%
United States mechanical construction and facilities services	2,190,556	54%	2,226,183	57%	2,131,486	54%
United States building services	544,913	14%	435,074	11%	434,386	11%
United States industrial services	83,478	2%	86,930	2%	95,444	2%
Total United States operations	3,914,201	97%	3,833,758	97%	3,842,936	97%
United Kingdom building services	120,887	3%	130,524	3%	126,732	3%
Total worldwide operations	$4,035,088	100%	$3,964,282	100%	$3,969,668	100%
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
Our remaining performance obligations at September 30, 2019 were $4.04 billion compared to $3.96 billion at December 31, 2018 and $3.97 billion at September 30, 2018. The increase in remaining performance obligations at September 30, 2019 compared to December 31, 2018 was attributable to an increase in remaining performance obligations within our United States electrical construction and facilities services segment and our United States building services segment.
Liquidity and Capital Resources
The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the nine months ended September 30,
	2019	2018
Net cash provided by operating activities	$176,921	$65,892
Net cash used in investing activities	$(114,957)	$(56,871)
Net cash used in financing activities	$(56,324)	$(120,083)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(2,047)	$(1,985)
Our consolidated cash balance, including cash equivalents and restricted cash, increased by approximately $3.6 million from $366.2 million at December 31, 2018 to $369.8 million at September 30, 2019. Net cash provided by operating activities for the nine months ended September 30, 2019 was $176.9 million compared to $65.9 million for the nine months ended September 30, 2018. The increase in cash provided by operating activities was primarily due to: (a) a $32.6 million increase in net income including noncontrolling interests and (b) the timing of cash receipts from our customers, including payments of advanced billings on our long-term construction contracts. Net cash used in investing activities was $115.0 million for the nine months ended September 30, 2019 compared to $56.9 million for the nine months ended September 30, 2018. The increase in net cash used in investing activities was primarily due to an increase in payments for acquisitions of businesses and purchases of property, plant and equipment. Net cash used in financing activities for the nine months ended September 30, 2019 decreased by approximately $63.8 million compared to the nine months ended September 30, 2018, primarily as a result of a $90.8 million decrease in funds used for the repurchase of our common stock, partially offset by a $25.0 million repayment of our revolving credit facility during the 2019 period. Cash flows from discontinued operations were immaterial and are not expected to significantly affect future liquidity.
The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Term loan (including interest at 3.04%) (1)	$272.3	$23.0	$249.3	$—	$—
Finance leases	10.6	4.5	4.9	1.0	0.2
Operating leases	281.6	60.6	89.7	58.0	73.3
Open purchase obligations (2)	1,238.5	980.8	215.7	42.0	—
Other long-term obligations, including current portion (3)	394.8	70.7	315.1	9.0	—
Total Contractual Obligations	$2,197.8	$1,139.6	$874.7	$110.0	$73.5

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$109.0	$109.0	$—	$—	$—
 _________

(1)
On August 3, 2016, we entered into a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”). As of September 30, 2019, the amount outstanding under the 2016 Term Loan was $258.2 million. There were no borrowings outstanding under the 2016 Revolving Credit Facility as of September 30, 2019.

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

We have a credit agreement dated as of August 3, 2016, which provides for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of September 30, 2019 and December 31, 2018. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.15% of the unused amount as of September 30, 2019. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (2.04% at September 30, 2019) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (5.00% at September 30, 2019), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at September 30, 2019 was 3.04%. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. The 2016 Term Loan previously required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ended March 31, 2017, our required quarterly payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of September 30, 2019 and December 31, 2018, the balance of the 2016 Term Loan was $258.2 million and $269.6 million, respectively. As of September 30, 2019 and December 31, 2018, we had approximately $109.0 million of letters of credit outstanding. There were no borrowings outstanding under the 2016 Revolving Credit Facility as of September 30, 2019. There were $25.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of December 31, 2018.
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts and, accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2019, based on the percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.2 billion. Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.
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
On September 26, 2011, our Board of Directors (the “Board”) authorized us to repurchase up to $100.0 million of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $950 million of our outstanding common stock. No shares of our common stock were repurchased during the nine months ended September 30, 2019. Since the inception of the repurchase program through September 30, 2019, we have repurchased approximately 15.9 million shares of our common stock for approximately $791.5 million. As of September 30, 2019, there remained authorization for us to repurchase approximately $158.5 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2016 Credit Agreement, placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
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
Certain Insurance Matters
As of September 30, 2019 and December 31, 2018, we utilized approximately $108.9 million of letters of credit obtained under our 2016 Revolving Credit Facility as collateral for our insurance obligations.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the three and nine months ended September 30, 2019, there were no changes in total estimated costs that had a significant impact on our operating results. During the three and nine months ended September 30, 2018, we recognized losses of $4.7 million and $5.5 million, respectively, related to a change in total estimated costs on a transportation project within our United States electrical construction and facilities services segment, resulting in part from contract scope issues. There were no significant losses recognized during the three and nine months ended September 30, 2019.
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
Accounts Receivable
Accounts receivable are recognized in the period we deliver goods or provide services to our customers or when our right to consideration is unconditional. We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. At September 30, 2019 and December 31, 2018, our accounts receivable of $1,926.8 million and $1,773.6 million, respectively, were recorded net of allowances for doubtful accounts of $15.1 million and $15.4 million, respectively. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to the deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.

Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on the Consolidated Balance Sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability and property claims increased by $8.9 million at September 30, 2019 compared to December 31, 2018, partially as a result of higher revenues, including the impact of acquired companies. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability and property claims were to increase by 10%, it would have resulted in $17.1 million of additional expense for the nine months ended September 30, 2019.
Income Taxes
We had net deferred income tax liabilities at September 30, 2019 and December 31, 2018 of $70.4 million and $70.8 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liabilities are $103.2 million and $104.1 million of deferred income tax assets as of September 30, 2019 and December 31, 2018, respectively. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of September 30, 2019 and December 31, 2018, the total valuation allowance on deferred income tax assets, primarily related to state net operating loss carryforwards, was approximately $3.8 million and $3.9 million, respectively.
Goodwill and Identifiable Intangible Assets
As of September 30, 2019, we had $1,019.6 million and $482.8 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, non-competition agreements and trade names), arising out of the acquisition of companies. As of December 31, 2018, goodwill and net identifiable intangible assets were $990.9 million and $488.3 million, respectively. As of September 30, 2019, approximately 14.0% of our goodwill related to our United States electrical construction and facilities services segment, approximately 25.1% related to our United States mechanical construction and facilities services segment, approximately 28.3% related to our United States building services segment, and approximately 32.6% related to our United States industrial services segment. The changes to goodwill since December 31, 2018 were the result of acquisitions completed in 2019 and purchase price adjustments related to acquisitions completed in the fourth quarter of 2018. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) requires that goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead tested at least annually for impairment (which we test each October 1, absent any impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.
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
As of the date of our latest impairment test (October 1, 2018), the carrying values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment were approximately $251.2 million, $398.8 million, $499.5 million and $657.5 million, respectively. The fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment exceeded their carrying values by approximately $1,203.0 million, $1,710.9 million, $628.2 million and $81.2 million, respectively. No impairment of our goodwill was recognized during the three and nine months ended September 30, 2019 and 2018.
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
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. No impairment of our indefinite-lived trade names was recognized during the three and nine months ended September 30, 2019 and 2018.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their future discounted cash flows. During the second quarter of 2018, we recorded a $0.9 million non-cash impairment charge associated with a finite-lived trade name within our United States industrial services segment. No additional impairment of our other identifiable intangible assets was recognized during the three and nine months ended September 30, 2019 and 2018.
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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We did not use any derivative financial instruments during the nine months ended September 30, 2019, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2016 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2016 Credit Agreement bear interest at variable rates. As of September 30, 2019, there were no borrowings outstanding under the 2016 Revolving Credit Facility and the balance of the 2016 Term Loan was $258.2 million. This instrument bears interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (2.04% at September 30, 2019) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (5.00% at September 30, 2019), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at September 30, 2019 was 3.04%. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. Based on the $258.2 million borrowings outstanding under the 2016 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $1.9 million in the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $1.9 million in the next twelve months. The 2016 Credit Agreement expires on August 3, 2021. There is no guarantee that we will be able to renew the 2016 Credit Agreement at its expiration.
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
ITEM 4.   CONTROLS AND PROCEDURES.
Based on an evaluation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Securities Exchange Act of 1934), our Chairman, President and Chief Executive Officer, Anthony J. Guzzi, and our Executive Vice President, Chief Financial Officer and Treasurer, Mark A. Pompa, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchanges Act of 1934) are effective as of the end of the period covered by this report.
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs
July 1, 2019 to July 31, 2019	—	—	—	$158,506,898
August 1, 2019 to August 31, 2019	—	—	—	$158,506,898
September 1, 2019 to September 30, 2019	—	—	—	$158,506,898
Total	—	—	—

(1)
On September 26, 2011, our Board of Directors (the “Board”) authorized us to repurchase up to $100.0 million of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $950.0 million of our outstanding common stock. As of September 30, 2019, there remained authorization for us to repurchase approximately $158.5 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. The repurchase program has no expiration, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement, placing limitations on such repurchases.

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
Date: October 29, 2019

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
Exhibit 4(a) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (“September 2016 Form 10-Q”)
4(b)	Fifth Amended and Restated Security Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to the September 2016 Form 10-Q
4(c)	Fifth Amended and Restated Pledge Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to the September 2016 Form 10-Q
4(d)	Fourth Amended and Restated Guaranty Agreement dated as of August 3, 2016 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to the September 2016 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(g-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(h-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(i-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(i-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(i-3)	Amendment to Continuity Agreements and Severance Agreements with Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(j)	Amendment dated as of March 29, 2010 to Severance Agreement with Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-1)	Severance Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio	Exhibit 10(l-1) to the September 2016 Form 10-Q
10(k-2)	Continuity Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio (“Mauricio Continuity Agreement”)	Exhibit 10(l-2) to the September 2016 Form 10-Q
10(k-3)	Amendment dated April 10, 2017 to Mauricio Continuity Agreement	Exhibit 10(l-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10(l-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(l-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(l-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(l-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (“March 2012 Form 10-Q”)
10(l-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10(l-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(l-7)	Fifth Amendment to LTIP	Exhibit 10(l-7) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”)
10(l-8)	Sixth Amendment to LTIP	Exhibit 10(l-8) to 2015 Form 10-K
10(m)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(n-1)	Amended and Restated 2010 Incentive Plan	Exhibit 10(q-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10(n-2)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(n-3)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K
10(o)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(p)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(q)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(r)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(s)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“June 2012 Form 10-Q”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(t)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2014
10(u)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(v)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(w)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(x)	Restricted Stock Unit Award Agreement dated June 11, 2015 between EMCOR and Stephen W. Bershad	Exhibit 10(f)(f) to the June 30, 2015 Form 10-Q
10(y)	Executive Compensation Recoupment Policy	Exhibit 10(h)(h) to 2015 Form 10-K
10(z)	Restricted Stock Unit Award Agreement dated June 30, 2017 between EMCOR and Mark A. Pompa	Exhibit 10(f)(f) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
11	Computation of Basic EPS and Diluted EPS for the three and nine months ended September 30, 2019 and 2018	Note 6 of the Notes to the Consolidated Financial Statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President, Chief Financial Officer and Treasurer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President, Chief Financial Officer and Treasurer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Filed herewith
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.
Filed