Form 10-K
period 2019-12-31
EMCOR Group, Inc.
filed 2020-02-27
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3,785,000,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the New York Stock Exchange reported for such date. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock (based solely on filings of such 5% holders) have been excluded from such calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of the registrant’s common stock outstanding as of the close of business on February 21, 2020: 56,259,161 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III. Portions of the definitive proxy statement for the 2020 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

[This Page Intentionally Left Blank]

FORWARD-LOOKING STATEMENTS
Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the “Safe Harbor” provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including market share growth, gross profit, project mix, projects with varying profit margins, selling, general and administrative expenses, and trends in our business and other characterizations of future events or circumstances. From time to time, forward-looking statements are also included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our website and in other material released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report, and in our Forms 10-Q for the three months ended March 31, 2019, June 30, 2019 and September 30, 2019 and in other reports filed by us from time to time with the SEC as well as in press releases, in our presentations, on our website and in other material released to the public. Such risks, uncertainties and assumptions are difficult to predict, beyond our control and may turn out to be inaccurate, causing actual results to differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

[This Page Intentionally Left Blank]

PART I

ITEM 1. BUSINESS
References to the “Company,” “EMCOR,” “we,” “us,” “our” and similar words refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise.
General
We are one of the largest electrical and mechanical construction and facilities services firms in the United States. In addition, we provide a number of building services and industrial services. In 2019, we had revenues of approximately $9.2 billion. Our services are provided to a broad range of commercial, industrial, utility and institutional customers through approximately 80 operating subsidiaries and joint venture entities. Our executive offices are located at 301 Merritt Seven, Norwalk, Connecticut 06851-1092, and our telephone number at those offices is (203) 849-7800.
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
Our building services operations, which are provided to a wide range of facilities, including commercial, utility, institutional and governmental facilities, include:

•	Commercial and government site-based operations and maintenance;

•	Facility maintenance and services, including reception, security and catering services;

•	Outage services to utilities and industrial plants;

•	Military base operations support services;

•	Mobile mechanical maintenance and services;

•	Floor care and janitorial services;

•	Landscaping, lot sweeping and snow removal;

•	Facilities management;

•	Vendor management;

•	Call center services;

•	Installation and support for building systems;

•	Program development, management and maintenance for energy systems;

•	Technical consulting and diagnostic services;

•	Infrastructure and building projects for federal, state and local governmental agencies and bodies; and

•	Small modification and retrofit projects.
Our industrial services are primarily provided to customers within the oil and gas industry and consist of:

•	On-site repairs, maintenance and service of heat exchangers, towers, vessels and piping;

•	Design, manufacturing, repair and hydro blast cleaning of shell and tube heat exchangers and related equipment;

•	Refinery turnaround planning and engineering services;

•	Specialty welding services;

•	Overhaul and maintenance of critical process units in refineries and petrochemical plants;

•	Specialty technical services for refineries and petrochemical plants; and

•	Construction, maintenance, and support services within the upstream and midstream sectors.
We provide construction services and building services directly to corporations, municipalities and federal and state governmental entities, owners/developers, and tenants of buildings. We also provide our construction services indirectly by acting as a subcontractor to general contractors, systems suppliers, construction managers, developers, property managers and other subcontractors. Our industrial services are generally provided directly to refineries and petrochemical plants. As of December 31, 2019, we had approximately 36,000 employees.
Our revenues are derived from many different customers in numerous industries, which have operations in several different geographical areas. Of our 2019 revenues, approximately 95% were generated in the United States and approximately 5% were generated in foreign countries, substantially all in the United Kingdom. In 2019, approximately 60% of revenues were derived from our construction operations, approximately 28% of revenues were derived from our building services operations and approximately 12% of revenues were derived from our industrial services operations.
During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for all periods are presented as discontinued operations.
The broad scope of our operations is more particularly described below. For information regarding the revenues, operating income and total assets of each of our segments with respect to each of the last three years, and our revenues and assets attributable to the United States and the United Kingdom for the last three years, see Note 19 - Segment Information of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
Operations
The electrical and mechanical construction services industry continues to experience growth due principally to the increased content, complexity, and sophistication of electrical and mechanical systems resulting, in part, from growth in digital processing, and cloud computing and data storage. In addition, facilities of all types require extensive electrical distribution systems, sophisticated power supplies, and networks of low-voltage and fiber-optic communications cabling. Moreover, the need for substantial environmental controls within a building, due to the heightened need to maintain extensive computer systems at optimal temperatures, and the demand for energy savings, have over the years expanded opportunities for our electrical and mechanical services businesses. The demand for these services is typically driven by non-residential construction and renovation activity.

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
Our electrical and mechanical construction services generally fall into one of three categories: (a) large installation projects with contracts often in the multi-million dollar range that involve the construction of manufacturing and commercial buildings and institutional and public works projects or the fit-out of large blocks of space within commercial buildings, (b) large and medium sized capital and maintenance projects for manufacturing, petrochemical, oil and gas, industrial and commercial clients and (c) smaller installation projects typically involving fit-out, renovation and retrofit work.
Our United States electrical and mechanical construction operations accounted for about 60% of our 2019 total revenues. Of such revenues, approximately 40% were generated by our electrical construction operations and approximately 60% were generated by our mechanical construction operations.
We provide electrical and mechanical construction services for both large and small installation and renovation projects. Our largest projects have included those: (a) for institutional purposes (such as educational and correctional facilities and research laboratories); (b) for manufacturing purposes (such as pharmaceutical plants, steel, pulp and paper mills, food processing, automotive and semiconductor manufacturing facilities and power generation); (c) for transportation purposes (such as highways, bridges, airports and transit systems); (d) for commercial purposes (such as office buildings, data centers, convention centers, sports stadiums and shopping malls); (e) for hospitality purposes (such as resorts, hotels and gaming facilities); (f) for water and wastewater purposes; (g) for healthcare purposes; (h) for process facilities (such as oil and gas refineries and chemical processing plants); and (i) for oil and gas pipeline compressor stations and terminal and metering facilities. Our largest projects, which typically range in size from $10.0 million up to and occasionally exceeding $150.0 million and are frequently multi-year projects, represented approximately 34% of our electrical and mechanical construction services revenues in 2019.
Our projects of less than $10.0 million accounted for approximately 66% of our electrical and mechanical construction services revenues in 2019. These projects are typically completed in less than one year. They usually involve electrical and mechanical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use. These projects frequently require electrical and mechanical systems to meet special needs such as critical systems power supply, fire protection systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, new production lines in manufacturing plants, and office arrangements in existing office buildings. They are not usually dependent upon the new construction market. Demand for these projects and types of services is often prompted by the expiration of leases, changes in technology, or changes in the customer’s plant or office layout in the normal course of a customer’s business.
We have a broad customer base with many long-standing relationships. We perform construction services pursuant to contracts with owners (such as corporations, municipalities and other governmental entities), general contractors, systems suppliers, construction managers, developers, other subcontractors, and tenants of commercial properties. Institutional and public works projects are frequently long-term complex projects that require significant technical and management skills and the financial strength to obtain bid and performance bonds, which are often a condition to bidding for and winning these projects.
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
Our United States building services segment offers a broad range of services, including operation, maintenance and service of mechanical, electrical, plumbing, and building automation systems; commercial and government site-based operations and maintenance; facility maintenance and services, including outage services to utilities and manufacturing facilities; military base operations support services; mobile mechanical maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance with respect to energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; and small modification and retrofit projects.
Our building services operations, which generated approximately 28% of our 2019 total revenues, provide services to owners, operators, tenants and managers of all types of facilities both on a contractual basis for a specified period of time and on an individual task order basis. Of our 2019 building services revenues, approximately 83% were generated in the United States and approximately 17% were generated in the United Kingdom.
Our building services operations have built upon our traditional electrical and mechanical services operations and our client relationships to expand the scope of services being offered and to develop packages of services for customers on a regional and national basis.
Demand for our building services is often driven by customers’ decisions to focus on their core competencies, customers’ programs to reduce costs, the increasing technical complexity of their facilities and their mechanical, electrical, building automation, voice and data, and other systems, and the need for increased reliability, especially in mechanical, electrical, and building automation systems. These trends have led to outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out those activities that support, but are not directly associated with, the customer’s core business. Clients of our building services business include federal and state governments, institutional organizations, utilities, independent power producers, healthcare providers, and major corporations engaged in information technology, telecommunications, pharmaceuticals, financial services, and manufacturing, as well as large retailers and other businesses with geographically dispersed portfolios throughout the United States.
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
We provide building services at a number of prominent buildings, including those that house the Secret Service, the Federal Deposit Insurance Corporation, the General Accountability Office (GAO), and the Department of Health and Human Services, as well as other government facilities, including the NASA Jet Propulsion Laboratory. We also provide building services, as a prime contractor or a subcontractor, to a number of military bases, including base operations support services to the Navy National Capital Region and the Army’s Carlisle Barracks in Pennsylvania, and are involved in a joint venture providing building services to NASA’s Armstrong Flight Research Center in Edwards, California. The agreements pursuant to which this division provides services to the federal government are frequently for a base period and a number of option years exercisable at the sole discretion of the government, are often subject to renegotiation by the government in terms of scope of services, and are subject to termination by the government prior to the expiration of the applicable term.
Our United Kingdom subsidiary primarily focuses on building services and currently provides a broad range of services under multi-year agreements to public and private sector customers, including utilities, airlines, airports, real estate property managers, manufacturers, governmental agencies and the finance sector.
Our industrial services operations, which generated approximately 12% of our 2019 total revenues, is a recognized leader in the refinery turnaround market and has a growing presence in the petrochemical market. Our industrial services businesses perform a broad range of turnaround and maintenance services for critical units of refineries and petrochemical plants so as to upgrade, repair, and maintain them. Such services include turnaround and maintenance services relating to: (a) engineering and planning services in advance of complex refinery turnarounds; (b) overhaul and maintenance of critical process units (including hydrofluoric alkylation units, fluid catalytic cracking units, coking units, heaters, heat exchangers and related mechanical equipment) during refinery and petrochemical plant shut downs; (c) replacement and new construction capital projects for refineries and petrochemical plants; and (d) other related specialty services such as (i) welding (including pipe welding) and fabrication; (ii) heater, boiler, and reformer repairs and replacements; converter repair and revamps; and vessel, exchanger and tower services; (iii) tower and column repairs in refineries and petrochemical plants; (iv) installation and repair of refractory materials for critical units in process plants so as to protect equipment from corrosion, erosion, and extreme temperatures; and (v) acid-proofing services to protect critical components at refineries from chemical exposure. In addition, these businesses: (a) provide maintenance, repair and cleaning services for highly engineered shell and tube heat exchangers for refineries and petrochemical plants both in the field and at our own shops, including tube and shell repairs, bundle repairs, and extraction services; (b) design and manufacture new highly engineered shell and tube heat exchangers; and (c) provide construction, maintenance, and support services to customers within the upstream and midstream sectors.

Competition
In our construction services, building services and industrial services businesses, we compete with national, regional and local companies, many of which are small, owner-operated entities that carry on their businesses in a limited geographic area, as well as with certain foreign companies.
We believe that the electrical and mechanical construction services industry is highly fragmented and our competition includes thousands of small companies across the United States. In the United States, there are a few public companies focused on providing either electrical and/or mechanical construction services, such as Integrated Electrical Services, Inc., Comfort Systems USA, Inc. and Tutor Perini Corporation. A majority of our revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability and financial strength. Because we have total assets, annual revenues, access to bank credit and surety bonding, and expertise significantly greater than most of our competitors, we believe we have a significant competitive advantage over our competitors in providing electrical and mechanical construction services. Competitive factors in the electrical and mechanical construction services business include: (a) the availability of qualified and/or licensed personnel; (b) reputation for integrity and quality; (c) safety record; (d) cost structure; (e) relationships with customers; (f) geographic diversity; (g) the ability to control project costs; (h) experience in specialized markets; (i) the ability to obtain surety bonding; (j) adequate working capital; (k) access to bank credit; and (l) price. However, there are relatively few significant barriers to entry to several types of our construction services.
While the building services industry is also highly fragmented, with most competitors operating in a specific geographic region, a number of large United States based corporations such as AECOM Technology Corporation, Johnson Controls, Inc., Fluor Corp., J&J Worldwide Services, Cushman & Wakefield Inc., CBRE Group, Inc., Jones Lang LaSalle Incorporated, Sodexo, Inc., Aramark Corporation and ABM Industries Incorporated are engaged in this field, as are large original equipment manufacturers such as Carrier Corp. and Trane Inc. In addition, we compete with several regional firms serving all or portions of the markets we target, such as Brickman Valley Crest, Inc., Kellermeyer Bergensons Services, Inc., SMS Assist, LLC and Ferandino & Sons, Inc. Our principal services competitors in the United Kingdom include CBRE Group, Inc., Bouygues UK Ltd., ISS UK Ltd., and MITIE Group plc. The key competitive factors in the building services business include price, service, quality, technical expertise, geographic scope and the availability of qualified personnel and managers. Due to our size, both financial and geographic, and our technical capability and management experience, we believe we are in a strong competitive position in the building services business. However, there are relatively few barriers to entry to most of our building services businesses.
The market for providing industrial services includes large national providers, as well as numerous regional companies. In the manufacture of heat exchangers, we compete with both U.S. and foreign manufactures. Competitors within this industry include JV Industrial Companies Ltd., Matrix Service Company, United Plant Services, Inc., Turner Industries, Team, Inc., Cust-O-Fab, Dunn Heat, Wyatt Field Service Company, and DeepWell Energy Services, LLC, among others. The key competitive factors in the industrial services market consist of service, quality, ability to respond quickly, technical expertise, price, safety record and availability of qualified personnel. Due to our technical capabilities, safety record and skilled workforce, we believe that we are in a strong competitive position in the industrial services markets that we serve. Because of the complex tasks associated with turnarounds and the precision required in manufacturing heat exchangers, we believe that the barriers to entry in this business are significant.
Employees
At December 31, 2019, we employed approximately 36,000 people, approximately 59% of whom are represented by various unions pursuant to approximately 400 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.
Remaining Unsatisfied Performance Obligations
Our remaining unsatisfied performance obligations (“remaining performance obligations”) at December 31, 2019 were $4.04 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time as the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made.
Remaining performance obligations include unrecognized revenues to be realized from uncompleted construction contracts. Although many of our construction contracts are subject to cancellation at the election of our customers, in accordance with industry practice, we do not limit the amount of unrecognized revenue included within remaining performance obligations for these contracts due to the inherent substantial economic penalty that would be incurred by our customers upon cancellation. We believe our reported remaining performance obligations for our construction contracts are firm and contract cancellations have not had a material adverse effect on us.
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
We estimate that approximately 84% of our remaining performance obligations as of December 31, 2019 will be recognized as revenues during 2020.
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
Economic downturns have historically led to reductions in demand for our services. Negative conditions in the credit markets may adversely impact our ability to operate our business. The level of demand from our clients for our services has been, in the past, adversely impacted by slowdowns in the industries we service, as well as in the economy in general. When the general level of economic activity has been reduced from historical levels, certain of our ultimate customers have delayed or cancelled projects or capital spending, especially with respect to more profitable private sector work, and such slowdowns adversely affect our ability to grow, reducing our revenues and profitability. A number of economic factors, including financing conditions for the industries we serve, have, in the past, adversely affected our ultimate customers and their ability or willingness to fund expenditures. General concerns about the fundamental soundness of domestic and foreign economies may cause ultimate customers to defer projects even if they have credit available to them. Worsening of financial and macroeconomic conditions could have a significant adverse effect on our revenues and profitability.
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
The loss of one or a few customers could have an adverse effect on us. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, fail to renew or terminate their contracts with us at any time. A loss of business from a significant client, or a number of significant clients, could have a material adverse effect on our business, financial position and results of operations.
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
Our business may be adversely affected by significant reductions in government spending or delays or disruptions in the government appropriations process. Some of our businesses derive a significant portion of their revenues from federal, state and local governmental agencies. As a result, reduced or delayed spending by the federal government and/or state and local governments may have a material and adverse impact on our business, financial condition, results of operations and cash flows. Significant reductions in spending aimed at reducing federal, state or local budget deficits, the absence of a bipartisan agreement on the federal government's budget, the impact of sequestration or other changes in budget priorities could result in the deferral, delay, disruption or cancellation of projects or contracts that we might otherwise have sought to perform, personnel reductions, or the closure of government facilities and offices. These potential events could impact the level of demand for our services and our ability to execute, complete and receive compensation for our current contracts, or bid for and enter into new contracts with governmental agencies.
An increase in the prices of certain materials used in our businesses and protectionist trade measures could adversely affect our businesses. We are exposed to market risk of increases in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of approximately 11,000 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to such projects. Fluctuations in energy prices as well as in commodity prices of materials, whether resulting from fluctuations in market supply or demand or geopolitical conditions, including an increase in trade protection measures such as tariffs and the disruption, modification or cancellation of multilateral trade agreements, may adversely affect our customers and as a result cause them to curtail the use of our services. Volatility in the price of oil has historically caused some of our refinery customers to curtail or delay maintenance or capital projects. Prolonged volatility in the price of oil may adversely affect some of our refinery customers causing them to defer maintenance and/or capital projects performed by companies in our United States industrial services segment or delay purchases or repairs of heat exchangers that are manufactured and repaired by some of our companies.
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
We are subject to many laws and regulations in the jurisdictions in which we operate; changes to such laws and regulations may result in additional costs and impact our operations. We are committed to upholding the highest standards of corporate governance and legal and ethical compliance. We are subject to many laws and regulations, including various laws and regulations that apply specifically to U.S. public companies. These include the rules and regulations of the New York Stock Exchange, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the various regulations, standards and guidance put forth by the SEC and other governmental agencies to implement those laws. New laws, rules and regulations, or changes to existing laws or their interpretations, could create added legal and financial costs and uncertainty for us. In addition, our United Kingdom operations are subject to laws and regulations that are in some cases different from those of the United Sates, including labor laws such as the U.K. Modern Slavery Act and laws and regulations governing information collected from employees, customers and others, specifically the European Union’s General Data Protection Regulation, which went into effect in May 2018. These laws and regulations, and the economic, financial, political and regulatory impact of the United Kingdom’s decision to leave the European Union, could increase the cost and complexity of doing business in the U.K. and negatively impact our financial position and results of operations. Our efforts to comply with evolving laws, regulations and reporting standards may increase our general and administrative expenses, divert management time and attention or limit our operational flexibility, all of which could have a material adverse effect on our business, financial position, and results of operations. Many of our non-public competitors and competitors operating solely in the U.S. are not subject to these laws and regulations and the related costs and expenses of compliance.
The Tax Cuts and Jobs Act of 2017 could have negative or unexpected consequences for our customers; reduced government spending may adversely affect our own business. The long-term impact of the Tax Cuts and Jobs Act of 2017 on the general economy cannot be reliably predicted at this time. To the extent that certain of our customers are negatively affected by the new tax law, they may reduce spending and defer, delay or cancel projects or contracts. Reduced government revenues resulting from the new tax law may also lead to reduced long-term government spending, which may negatively impact our government contracting business.
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
Our business may be affected by the work environment. We perform our work under a variety of conditions, including but not limited to, difficult terrain, difficult site conditions and busy urban centers where delivery of materials and availability of labor may be impacted, clean-room environments where strict procedures must be followed, and sites which contain harsh or hazardous conditions, especially at chemical plants, refineries and other process facilities. Performing work under these conditions can increase the cost of such work or negatively affect efficiency and, therefore, our profitability.
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
We could incur additional costs to cover certain guarantees or other contractual requirements. In some instances, we guarantee completion of a project by a specific date or price, cost savings, achievement of certain performance standards or performance of our services at a certain standard of quality. For other arrangements, including those within our government services operations, the terms of our contracts may include provisions which require us to achieve certain minority participation or small or disadvantaged business “set-aside” goals. If we subsequently fail to meet such guarantees, or comply with such provisions, we may be held responsible for costs resulting from such failures, including payment of penalties or liquidated or other damages. To the extent that any of these events occur, the total costs of a project could exceed the original estimated costs, and we would experience reduced profits or, in some cases, a loss.
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

In addition, existing and potential customers may reduce the number or size of projects available to us because of general economic conditions or due to their inability to obtain capital or pay for services we provide. Many of the factors affecting our ability to generate internal growth are beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are not successful, we may not be able to achieve internal growth, expand operations or grow our business.
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
Our unionized workforce could adversely affect our operations; our participation in many multiemployer union pension plans could result in substantial liabilities being incurred. As of December 31, 2019, approximately 59% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. However, only two of our collective bargaining agreements are national or regional in scope, and not all of our collective bargaining agreements expire at the same time. Strikes or work stoppages likely would adversely impact our relationships with our customers and could have a material adverse effect on our financial position, results of operations and cash flows. We contribute to approximately 200 multiemployer union pension plans based upon wages paid to our union employees that could result in our being responsible for a portion of the unfunded liabilities under such plans. Our potential liability for unfunded liabilities could be material. Under the Employee Retirement Income Security Act, we may become liable for our proportionate share of a multiemployer pension plan’s underfunding if we cease to contribute to that pension plan or significantly reduce the employees in respect of which we make contributions to that pension plan. See Note 15 - Retirement Plans of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information regarding multiemployer plans.
Fluctuating foreign currency exchange rates impact our financial results. We have operations in the United Kingdom, which in 2019 accounted for approximately 5% of our revenues. Our reported financial position and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our United Kingdom operations, which are denominated in local currencies, into the U.S. dollar. It is unclear at this time what effect, if any, the United Kingdom’s exit from the European Union may have on such exchange rates.
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
We are effectively self-insured against many potential liabilities. Although we maintain insurance policies with respect to a broad range of risks, including automobile liability, general liability, workers’ compensation and employee group health, these policies do not cover all possible claims and certain of the policies are subject to large deductibles. Accordingly, we are effectively self-insured for a substantial number of actual and potential claims. In addition, if any of our insurance carriers defaulted on its obligations to provide insurance coverage by reason of its insolvency or for other reasons, our exposure to claims would increase and our profits would be adversely affected. Our estimates for unpaid claims and expenses are based on known facts, historical trends and industry averages, utilizing the assistance of an actuary. The determination of such estimated liabilities and their appropriateness are reviewed and updated at least quarterly. However, these liabilities are difficult to assess and estimate due to many relevant factors, the effects of which are often unknown, including the severity of an injury or damage, the determination of liability in proportion to other parties, the timeliness of reported claims, the effectiveness of our risk management and safety programs and the terms and conditions of our insurance policies. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses, and we believe such accruals are adequate. However, unknown or changing trends, risks or circumstances, such as increases in claims, a weakening economy, increases in medical costs, changes in case law or legislation, or changes in the nature of the work we perform, could render our current estimates and accruals inadequate. In such case, adjustments to our balance sheet may be required and these increased liabilities would be recorded in the period that the experience becomes known. Insurance carriers may be unwilling, in the future, to provide our current levels of coverage without a significant increase in insurance premiums, self-insured retention limits, or collateral requirements to cover our obligations to them. Increased collateral requirements may be in the form of additional letters of credit and/or cash, and an increase in collateral requirements could significantly reduce our liquidity. If insurance premiums or self-insured retention limits increase, and/or if insurance claims are higher than our estimates, our profitability could be adversely affected.

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
Acquisitions could adversely affect our business and results of operations. As part of our growth strategy, we acquire companies that expand, complement and/or diversify our businesses. Realization of the anticipated benefits of an acquisition, and avoiding or mitigating the potential risks associated with an acquisition, will depend, among other things, upon our ability to: (a) effectively conduct due diligence on companies we propose to acquire to identify problems at these companies and (b) recognize incompatibilities or other obstacles to successful integration of the acquired business with our other operations and gain greater efficiencies and scale that will translate into reduced costs in a timely manner. However, there can be no assurance that an acquisition we may make in the future will provide the benefits anticipated when entering into the transaction. Acquisitions we have made and future acquisitions may expose us to operational challenges and risks, including the diversion of management’s attention from our existing businesses, the failure to retain key personnel or customers of the acquired business, and the assumption of unknown liabilities of the acquired business for which there are inadequate reserves. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify and acquire desirable businesses and successfully integrate any acquired business.
In addition, while we work to rapidly implement or maintain our internal controls and financial reporting standards and procedures in the businesses we acquire, including integrating such acquired businesses into our consolidated financial reporting systems and controls, we cannot be certain that such implementation and integration will be quickly and effectively completed. Our internal control processes and procedures with respect to such businesses may need to be adjusted or enhanced in order to ensure that such businesses are in compliance with the regulations we are subject to as well as our internal policies and standards. Such changes could result in significant additional costs to us and could require the diversion of management’s attention from our existing businesses.
Our results of operations could be adversely affected as a result of goodwill and other identifiable intangible asset impairments. When we acquire a business, we record an asset called “goodwill” equal to the excess of the consideration transferred over the fair value of the net assets acquired. The Financial Accounting Standards Board (“FASB”) requires that all business combinations be accounted for using the acquisition method of accounting and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. FASB Accounting Standards Codification Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”), provides that goodwill and other identifiable intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and identifiable intangible assets that have finite useful lives should continue to be amortized over their useful lives and be tested for impairment whenever facts and circumstances indicate that the carrying values may not be fully recoverable. ASC 350 also provides specific guidance for testing goodwill and other non-amortized identifiable intangible assets for impairment, which we test annually each October 1. ASC 350 requires management to make certain estimates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities. Such fair value is determined using discounted estimated future cash flows. Our development of these future cash flow projections is based upon assumptions and estimates by management from a review of our operating results and business plans as well as forecasts of anticipated growth rates and margins, among other considerations. In addition, estimates of the weighted average cost of capital for each reporting unit are developed with the assistance of a third-party valuation specialist. Those assumptions and estimates can change in future periods and other factors used in assessing fair value, such as interest rates, are outside the control of management. There can be no assurance that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding business plans including anticipated growth rates and margins are not achieved, or there is a rise in interest rates, we may be required to record goodwill and/or identifiable intangible asset impairment charges in future periods. It is not possible at this time to determine if any such impairment charge would result or, if it does, whether such a charge would be material to our results of operations.
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
Failure to maintain effective internal controls over financial reporting could adversely impact our ability to timely and accurately report financial results and comply with our reporting obligations, which could materially affect our business. We maintain robust internal control over financial reporting. However, regardless of how internal control systems are designed, implemented, and enforced, they cannot ensure with absolute certainty that our policy objectives will be met in every instance. Because of the inherent limitations of all such systems, our internal controls over financial reporting may not always prevent or detect misstatements. Failure to maintain effective internal control over financial reporting could adversely affect our ability to accurately and timely report financial results, to prevent or detect fraud, or to comply with the requirements of the SEC or the Sarbanes-Oxley Act of 2002, which could necessitate a restatement of our financial statements, and/or result in an investigation, or the imposition of sanctions, by regulators. Such failure could additionally expose us to litigation and/or reputational harm, impair our ability to obtain financing, or increase the cost of any financing we obtain. All of these impacts could adversely affect the price of our common stock and our business overall.
We are increasingly dependent on sophisticated information technology systems; our business and results of operations are subject to adverse impacts due to disruption, failure, and cybersecurity breaches of these systems. We and our customers and third party providers rely on information technology systems, hardware, and software to run critical accounting, project management, and financial information systems. We rely upon security measures, products, and services to attempt to secure our information technology systems and the confidential, proprietary, and sensitive information they contain. However, our information technology systems and those of our customers and third-party providers are subject to cyber-attacks, hacking, other intrusions, failure, and damage, which result in operational disruption and could result in information misappropriation, such as theft of intellectual property or inappropriate disclosure of customer data or confidential or personal information. On February 15, 2020, for example, we became aware of an infiltration and encryption of portions of our information technology network. This attack disrupted our operations that utilize the impacted portions of the network. We continue to assess the magnitude of the consequences and we are actively seeking to mitigate the effects. As of the date of this filing, the Company continues its efforts to restore the portions of such systems that remain impacted and is unable to predict when the entire network will be functional. In addition, the proper functioning of our information technology systems could be impacted by other causes and circumstances beyond our control, including the decision by software vendors to discontinue further development, integration or long-term software maintenance support for our information systems, or hardware interruption, damage or disruption as a result of power outages, natural disasters, or computer network failures. Key business processes are subject to interruption to the extent that our information technology systems, or those of our customers or third party providers, are disabled for a long period of time. Such operational disruptions and/or misappropriation or inappropriate disclosure of information results in lost or reduced revenues, negative publicity, or business delays that could have a material adverse effect on our business, financial position and results of operations. We may expend significant resources to protect against such system disruptions and security breaches or to alleviate or remediate problems caused by such disruptions and breaches.
Our failure to comply with anti-bribery statutes such as the Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010 could result in fines, criminal penalties and other sanctions that could have an adverse effect on our business. The U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act of 2010 (the “Bribery Act”) and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business or securing an improper advantage. We conduct a modest amount of business in a few countries that have experienced corruption to some degree. Our policies require that all of our employees, subcontractors, vendors and agents worldwide must comply with applicable anti-bribery laws. However, there is no assurance that our policies and procedures to ensure compliance with the FCPA, the Bribery Act and similar anti-bribery laws will eliminate the possibility of liability under such laws for actions taken by our employees, agents and intermediaries. If we were found to be liable for violations under the FCPA, the Bribery Act or similar anti-bribery laws, either due to our own acts or omissions or due to the acts or omissions of others, we could incur substantial legal expenses and suffer civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial condition and results of operations, as well as our reputation. In addition, whether or not such expenses, penalties or sanctions are actually incurred, the actual or alleged violation of the FCPA, the Bribery Act or any similar anti-bribery laws could have a negative impact on our reputation.

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

	Approximate Square Feet	Lease Expiration Date, Unless Owned
17905 and 18101 S. Broadway Carson, California (b)	68,160	7/31/2020
1168 Fesler Street El Cajon, California (b)	67,560	8/31/2025
22302 Hathaway Avenue Hayward, California (b)	105,000	7/31/2021
4462 Corporate Center Drive Los Alamitos, California (a)	57,863	12/31/2026
3535 Medford Street Los Angeles, California (a)	60,000	5/31/2021
940 Remillard Court San Jose, California (c)	119,560	7/31/2029
55 Gerber Road South Windsor, Connecticut (c)	60,047	12/31/2028
2227 Plunkett Road Conyers, Georgia (b)	100,400	10/31/2029
3100 Woodcreek Drive Downers Grove, Illinois (a)	56,551	7/31/2027
2219 Contractors Drive Fort Wayne, Indiana (b)	175,000	7/31/2023
5210 Investment Drive Fort Wayne, Indiana (b)	99,579	10/31/2023
7614 and 7720 Opportunity Drive Fort Wayne, Indiana (b)	156,993	7/31/2031
2655 Garfield Avenue Highland, Indiana (a)	58,065	6/30/2034
4250 Highway 30 St. Gabriel, Louisiana (d)	90,000	Owned
1750 Swisco Road Sulphur, Louisiana (d)	112,000	Owned
111-01 and 111-21 14th Avenue College Point, New York (a)	73,013	2/29/2024
70 Schmitt Boulevard Farmingdale, New York (b)	76,380	7/31/2026
3000 Comfort Court Raleigh, North Carolina (c)	70,000	12/31/2023
6101 and 6025 Triangle Drive Raleigh, North Carolina (b)	53,394	12/31/2024
2900 Newpark Drive Barberton, Ohio (b)	113,663	10/31/2027
3976 Southern Avenue Cincinnati, Ohio (b)	60,575	10/31/2025
16251 SE 98th Avenue Clackamas, Oregon (a)	98,860	12/31/2020
1700 Markley Street Norristown, Pennsylvania (c)	90,767	9/30/2021

	Approximate Square Feet	Lease Expiration Date, Unless Owned
6045 East Shelby Drive Memphis, Tennessee (c)	53,618	5/31/2023
937 Pine Street Beaumont, Texas (d)	78,962	Owned
895 North Main Street Beaumont, Texas (d)	75,000	Owned
410 Flato Road Corpus Christi, Texas (d)	57,000	Owned
5550 Airline Drive and 25 Tidwell Road Houston, Texas (b)	97,936	12/31/2024
12415 Highway 225 La Porte, Texas (d)	78,000	Owned
2455 West 1500 South Salt Lake City, Utah (a)	59,677	4/30/2025
2345 South CCI Way West Valley City, Utah (c)	69,229	8/31/2032
We believe that our property, plant and equipment are well maintained, in good operating condition and suitable for the purposes for which they are used.
See Note 17 - Leases of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information regarding lease costs. We utilize substantially all of our leased or owned facilities and believe there will be no difficulty either in negotiating the renewal of such leases as they expire or in finding alternative space, if necessary.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
Anthony J. Guzzi, Age 55; President since October 2004, Chief Executive Officer since January 2011 and Chairman of the Board since June 2018. From October 2004 to January 2011, Mr. Guzzi served as Chief Operating Officer of the Company. From August 2001 until he joined the Company, Mr. Guzzi was President of the North American Distribution and Aftermarket Division of Carrier Corporation (“Carrier”). Carrier is a manufacturer and distributor of commercial and residential HVAC and refrigeration systems and equipment and a provider of aftermarket services and components of its own products and those of other manufacturers in both the HVAC and refrigeration industries.
Mark A. Pompa, Age 55; Executive Vice President and Chief Financial Officer of the Company since April 2006 and Treasurer since October 2019. From June 2003 to April 2006, Mr. Pompa was Senior Vice President-Chief Accounting Officer of the Company, and from June 2003 to January 2007, Mr. Pompa also served as Treasurer of the Company. From September 1994 to June 2003, Mr. Pompa was Vice President and Controller of the Company.
R. Kevin Matz, Age 61; Executive Vice President-Shared Services of the Company since December 2007 and Senior Vice President-Shared Services from June 2003 to December 2007. From April 1996 to June 2003, Mr. Matz served as Vice President and Treasurer of the Company and Staff Vice President-Financial Services of the Company from March 1993 to April 1996.
Maxine L. Mauricio, Age 48; Senior Vice President, General Counsel and Secretary of the Company since January 2016. From January 2012 to December 2015, Ms. Mauricio was Vice President and Deputy General Counsel of the Company, and from May 2002 to December 2011, she served as Assistant General Counsel of the Company. Prior to joining the Company, Ms. Mauricio was an associate at Ropes & Gray LLP.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock trades on the New York Stock Exchange under the symbol “EME”.
The following table sets forth high and low sales prices for our common stock for the periods indicated as reported by the New York Stock Exchange:

2019	High	Low
First Quarter	$74.60	$58.05
Second Quarter	$88.27	$73.46
Third Quarter	$89.55	$79.59
Fourth Quarter	$93.54	$81.65

2018	High	Low
First Quarter	$85.08	$73.26
Second Quarter	$82.04	$72.26
Third Quarter	$81.37	$73.73
Fourth Quarter	$76.18	$57.29
Holders. As of February 21, 2020, there were approximately 400 stockholders of record and, as of that date, we estimate there were 58,382 beneficial owners holding our common stock in nominee or “street” name.
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
Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes, as of December 31, 2019, certain information regarding equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by stockholders. The information in the table and in the notes thereto has been adjusted for stock splits.

	Equity Compensation Plan Information
	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	509,888	(1)	$0.96	(1)	1,160,086	(2)
Equity Compensation Plans Not Approved by Security Holders	—		—		—
Total	509,888		$0.96		1,160,086
_________

(1)
Included within this amount are 489,888 restricted stock units awarded to our non-employee directors and employees. The weighted average exercise price would have been $24.48 had the weighted average exercise price calculation excluded such restricted stock units.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes repurchases of our common stock made by us during the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plan or Programs

October 1, 2019 to October 31, 2019	—	—	—	$158,506,898
November 1, 2019 to November 30, 2019	—	—	—	$158,506,898
December 1, 2019 to December 31, 2019	—	—	—	$158,506,898
Total	—	—	—
_________

(1)
On September 26, 2011, our Board of Directors (the “Board”) authorized us to repurchase up to $100.0 million of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $950.0 million of our outstanding common stock. As of December 31, 2019, there remained authorization for us to repurchase approximately $158.5 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. The repurchase program has no expiration, does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement, placing limitations on such repurchases.

(2)	Excludes 28,839 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.

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
Income Statement Data
(In thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017	2016	2015
Revenues	$9,174,611	$8,130,631	$7,686,999	$7,551,524	$6,718,726
Gross profit	$1,355,868	$1,205,453	$1,147,012	$1,037,862	$944,479
Impairment loss on goodwill and identifiable intangible assets	$—	$907	$57,819	$2,428	$—
Operating income	$460,892	$403,083	$328,902	$306,929	$285,336
Net income attributable to EMCOR Group, Inc.	$325,140	$283,531	$227,196	$181,935	$172,286

Basic earnings (loss) per common share:
From continuing operations	$5.78	$4.92	$3.85	$3.05	$2.74
From discontinued operations	—	(0.04)	(0.01)	(0.05)	(0.00)
	$5.78	$4.88	$3.84	$3.00	$2.74

Diluted earnings (loss) per common share:
From continuing operations	$5.75	$4.89	$3.83	$3.02	$2.72
From discontinued operations	—	(0.04)	(0.01)	(0.05)	(0.00)
	$5.75	$4.85	$3.82	$2.97	$2.72

Balance Sheet Data (In thousands)
	As of December 31,
	2019	2018	2017	2016	2015
Equity (1)	$2,057,780	$1,741,441	$1,674,117	$1,537,942	$1,480,056
Total assets	$4,830,358	$4,088,807	$3,965,904	$3,852,438	$3,506,706
Goodwill	$1,063,911	$990,887	$964,893	$979,628	$843,170
Borrowings under revolving credit facility	$50,000	$25,000	$25,000	$125,000	$—
Term loan, including current maturities	$254,431	$269,620	$284,810	$300,000	$315,000
Other long-term debt, including current maturities	$—	$9	$20	$31	$44
Finance lease liabilities, including current maturities	$9,679	$4,213	$4,571	$3,732	$3,869
  _______

(1)
Since the inception of our common stock repurchase program in 2011 through December 31, 2019, we have repurchased approximately 15.9 million shares of our common stock for approximately $791.5 million. We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.08 per share, and we expect that quarterly dividends will be paid in the foreseeable future. These transactions result in a reduction of our equity.

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
Operating Segments
Our reportable segments reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States building services and our United States industrial services segments due to changes in our internal reporting structure.
We have the following reportable segments, which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; process instrumentation in the refining, chemical processing, food processing and mining industries; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment; central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom building services. The “United States building services” and “United Kingdom building services” segments principally consist of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities, including commercial and government site-based operations and maintenance; facility maintenance and services, including reception, security and catering services; outage services to utilities and industrial plants; military base operations support services; mobile mechanical maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; and small modification and retrofit projects, which services are not generally related to customers’ construction programs. The “United States industrial services” segment principally consists of those operations which provide industrial maintenance and services for refineries, petrochemical plants, and other customers within the oil and gas industry. Services of this segment include refinery turnaround planning and engineering; specialty welding; overhaul and maintenance of critical process units; specialty technical services; on-site repairs, maintenance and service of heat exchangers, towers, vessels and piping; design, manufacturing, repair, and hydro blast cleaning of shell and tube heat exchangers and related equipment; and construction, maintenance, and other support services for customers within the upstream and midstream sectors.
2019 versus 2018
Overview
The following table presents selected financial data for the fiscal years ended December 31, 2019 and 2018 (in thousands, except percentages and per share data):

	2019	2018
Revenues	$9,174,611	$8,130,631
Revenues increase from prior year	12.8%	5.8%
Restructuring expenses	$1,523	$2,306
Impairment loss on identifiable intangible assets	$—	$907
Operating income	$460,892	$403,083
Operating income as a percentage of revenues	5.0%	5.0%
Income from continuing operations	$325,140	$285,922
Net income attributable to EMCOR Group, Inc.	$325,140	$283,531
Diluted earnings per common share from continuing operations	$5.75	$4.89

The results of our operations for 2019 set new company records in terms of revenues, operating income, net income attributable to EMCOR Group, Inc., and diluted earnings per common share from continuing operations. Operating margin (operating income as a percentage of revenues) for 2019 remained consistent with our previously established annual record of 5.0%.
Revenues increased by 12.8% from $8.1 billion for the year ended December 31, 2018 to $9.2 billion for the year ended December 31, 2019. Operating income for 2019 of $460.9 million, or 5.0% of revenues, increased by $57.8 million compared to operating income of $403.1 million, or 5.0% of revenues, in 2018.
The strong operating results were due to revenue growth and an increase in operating income within all of our reportable segments, as well as operating margin expansion across all such segments, except for our United States mechanical construction and facilities services segment due to a change in revenue mix compared to the prior year.
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
During 2019, we completed the acquisition of Batchelor & Kimball, Inc. (“BKI”), a leading full service provider of mechanical construction and maintenance services. This acquisition strengthens our position and broadens our capabilities in the Southern and Southeastern regions of the United States, and the results of its operations have been included within our United States mechanical construction and facilities services segment. In addition to BKI, during 2019, we acquired: (a) a company which provides electrical contracting services in central Iowa, the results of operations of which have been included within our United States electrical construction and facilities services segment, (b) a company which provides mechanical contracting services in south-central and eastern Texas, the results of operations of which have been included within our United States mechanical construction and facilities services segment, and (c) four companies included within our United States building services segment, consisting of: (i) a company which provides mobile mechanical services in the Southern region of the United States and (ii) three companies, the results of operations of which were de minimis, which bolster our presence in geographies where we have existing operations and provide either mobile mechanical services or building automation and controls solutions.
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
Companies acquired in 2019 and 2018 generated incremental revenues of $290.3 million and incremental operating income of $16.6 million, inclusive of $9.3 million of amortization expense associated with identifiable intangible assets, for the year ended December 31, 2019.

Discussion and Analysis of Results of Operations
Revenues
The following table presents our revenues for each of our operating segments and the approximate percentages that each segment’s revenues were of total revenues for the years ended December 31, 2019 and 2018 (in thousands, except for percentages):

	2019	% of Total	2018	% of Total
Revenues from unrelated entities:
United States electrical construction and facilities services	$2,216,600	24%	$1,954,323	24%
United States mechanical construction and facilities services	3,340,337	36%	2,962,843	37%
United States building services	2,106,872	23%	1,875,485	23%
United States industrial services	1,087,543	12%	923,109	11%
Total United States operations	8,751,352	95%	7,715,760	95%
United Kingdom building services	423,259	5%	414,871	5%
Total worldwide operations	$9,174,611	100%	$8,130,631	100%

As described in more detail below, revenues for the year ended December 31, 2019 increased to $9.2 billion compared to $8.1 billion for the year ended December 31, 2018, with all reportable segments experiencing revenue growth year over year. Companies acquired in 2019 and 2018, which are reported in our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment and our United States building services segment, generated incremental revenues of $290.3 million in 2019.
Revenues of our United States electrical construction and facilities services segment were $2,216.6 million for the year ended December 31, 2019 compared to revenues of $1,954.3 million for the year ended December 31, 2018. The increase in revenues was attributable to: (a) an increase in revenues from the commercial market sector, primarily as a result of several large telecommunication construction projects, and (b) an increase in project activities within the manufacturing and institutional market sectors. In addition, the results for the year ended December 31, 2019 included $134.5 million of incremental revenues generated by companies acquired in 2019 and 2018. These increases were partially offset by a decrease in revenues due to the completion or substantial completion of certain large construction projects within the transportation, healthcare, and hospitality market sectors.
Our United States mechanical construction and facilities services segment revenues for the year ended December 31, 2019 were $3,340.3 million, a $377.5 million increase compared to revenues of $2,962.8 million for the year ended December 31, 2018. The increase in revenues was primarily attributable to an increase in revenues from the majority of the market sectors in which we operate, including: (a) the manufacturing market sector, due to several food processing construction projects, (b) the commercial market sector, primarily as a result of certain telecommunication and technology construction projects currently in process, and (c) the healthcare, water and wastewater, and institutional market sectors due to increased project activity. In addition, the results for the year ended December 31, 2019 included $49.1 million of incremental revenues generated by companies acquired in 2019. These increases were partially offset by decreased revenues within the hospitality market sector as a result of the completion of certain large projects.
Revenues of our United States building services segment were $2,106.9 million and $1,875.5 million for the years ended December 31, 2019 and 2018, respectively. The $231.4 million increase in this segment’s revenues was due to: (a) incremental revenues of $106.7 million generated by companies acquired in 2019 and 2018 within our mobile mechanical services operations, (b) greater project, controls, and service repair and maintenance activities within our mobile mechanical services operations, (c) an increase in revenues within our commercial site-based services operations, partially as a result of: (i) scope expansion on certain contracts with existing customers and (ii) new contract awards, and (d) increased large project activity within our energy services operations. These increases were partially offset by revenue declines within our government site-based services operations due to the loss of certain contracts not renewed pursuant to rebid, which resulted in a reduction in both base maintenance and indefinite-delivery, indefinite-quantity project revenues.
Revenues of our United States industrial services segment for the year ended December 31, 2019 were $1,087.5 million, a $164.4 million increase compared to revenues of $923.1 million for the year ended December 31, 2018. The increase in revenues was primarily due to increased maintenance and capital project activity within our field services operations. In addition, the results for the year ended December 31, 2019 benefited from a more normalized demand pattern for our turnaround services as compared to the prior year, which was negatively impacted by the lingering effects of Hurricane Harvey, which led to the cancellation or deferral of certain previously scheduled maintenance activities with our customers in the first half of 2018. The increased revenues for the year ended December 31, 2019 were partially offset by a decrease in revenues from our shop services operations, primarily as a result of a reduction in new build heat exchanger sales.
Our United Kingdom building services segment revenues were $423.3 million in 2019 compared to $414.9 million in 2018. The increase in revenues within this segment was primarily the result of: (a) new contract awards within the commercial and institutional market sectors and (b) increased project activity with existing customers. Unfavorable exchange rates for the British pound versus the United States dollar negatively impacted this segment’s revenues for the year ended December 31, 2019 by $19.5 million.
Cost of sales and Gross profit
The following table presents cost of sales, gross profit (revenues less cost of sales), and gross profit margin (gross profit as a percentage of revenues) for the years ended December 31, 2019 and 2018 (in thousands, except for percentages):

	2019	2018
Cost of sales	$7,818,743	$6,925,178
Gross profit	$1,355,868	$1,205,453
Gross profit margin	14.8%	14.8%
Our gross profit for the year ended December 31, 2019 was $1,355.9 million, a $150.4 million increase compared to gross profit of $1,205.5 million for the year ended December 31, 2018. Our gross profit margin was 14.8% for 2019 and 2018. The increase in consolidated gross profit was due to an increase in gross profit from all of our reportable segments, partially as a result of an increase in revenues within each segment during 2019. Additionally, gross profit within our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, and our United States building services segment was favorably impacted by incremental gross profit generated by companies acquired.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) for the years ended December 31, 2019 and 2018 (in thousands, except for percentages):

	2019	2018
Selling, general and administrative expenses	$893,453	$799,157
Selling, general and administrative expenses as a percentage of revenues	9.7%	9.8%
Our selling, general and administrative expenses for the year ended December 31, 2019 were $893.5 million, a $94.3 million increase compared to selling, general and administrative expenses of $799.2 million for the year ended December 31, 2018. Selling, general and administrative expenses as a percentage of revenues were 9.7% and 9.8% for 2019 and 2018, respectively. The increase in selling, general and administrative expenses for the year ended December 31, 2019 included $35.1 million of incremental expenses directly related to companies acquired in 2019 and 2018, including amortization expense attributable to identifiable intangible assets of $4.5 million. In addition to the impact of acquisitions, selling, general and administrative expenses increased due to: (a) an increase in salaries and related employee benefit costs, partially as a result of an increase in headcount to support our revenue growth, (b) an increase in incentive compensation expense, due to higher annual operating results than in the prior year, (c) an increase in information technology costs related to various initiatives currently in process, and (d) an increase in certain non-income based taxes. The decrease in SG&A margin for the year ended December 31, 2019 was primarily due to an increase in revenues without commensurate increases in our overhead cost structure.
Restructuring expenses
Restructuring expenses, primarily relating to employee severance obligations, were $1.5 million and $2.3 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the balance of restructuring related obligations yet to be paid was $1.6 million. The obligations outstanding as of December 31, 2019 will be paid pursuant to our contractual obligations throughout 2020 and 2021. No material expenses in connection with restructuring from continuing operations are expected to be incurred during 2020.
Impairment loss on goodwill and identifiable intangible assets
No impairment of our identifiable intangible assets was recognized for the year ended December 31, 2019. During 2018, we recorded a $0.9 million non-cash impairment charge associated with a finite-lived subsidiary trade name within our United States industrial services segment. No impairment of our goodwill was recognized for the years ended December 31, 2019 and 2018.

Operating income (loss)
The following table presents by segment our operating income (loss) and each segment’s operating income (loss) as a percentage of such segment’s revenues from unrelated entities for the years ended December 31, 2019 and 2018 (in thousands, except for percentages):

	2019	% of Segment Revenues	2018	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$161,684	7.3%	$139,430	7.1%
United States mechanical construction and facilities services	225,040	6.7%	219,853	7.4%
United States building services	114,754	5.4%	93,827	5.0%
United States industrial services	44,340	4.1%	27,671	3.0%
Total United States operations	545,818	6.2%	480,781	6.2%
United Kingdom building services	18,323	4.3%	15,930	3.8%
Corporate administration	(101,726)	—	(90,415)	—
Restructuring expenses	(1,523)	—	(2,306)	—
Impairment loss on identifiable intangible assets	—	—	(907)	—
Total worldwide operations	460,892	5.0%	403,083	5.0%
Other corporate items:
Net periodic pension (cost) income	1,553		2,743
Interest expense	(13,821)		(13,544)
Interest income	2,265		2,746
Income from continuing operations before income taxes	$450,889		$395,028
As described in more detail below, we had operating income of $460.9 million for the year ended December 31, 2019 compared to operating income of $403.1 million for the year ended December 31, 2018. Operating margin was 5.0% for both periods. Operating income and operating margin increased within all of our reportable segments except, in the case of operating margin, our United States mechanical construction and facilities services segment, which experienced a 0.7% decline in operating margin as a result of a change in revenue mix compared to the prior year.
Operating income of our United States electrical construction and facilities services segment for the year ended December 31, 2019 was $161.7 million, or 7.3% of revenues, compared to operating income of $139.4 million, or 7.1% of revenues, for the year ended December 31, 2018. The $22.3 million increase in operating income for the year ended December 31, 2019 was primarily attributable to an increase in gross profit within the commercial market sector, inclusive of certain telecommunication construction projects, partially offset by a decrease in gross profit within the transportation market sector as a result of the completion or substantial completion of certain multi-year construction projects. Additionally, companies acquired in 2019 and 2018 contributed incremental operating income of $6.1 million, inclusive of $1.7 million of amortization expense associated with identifiable intangible assets. The increase in operating margin for the year ended December 31, 2019 was attributable to an increase in gross profit margin, partially as a result of improved project execution.
Our United States mechanical construction and facilities services segment’s operating income for the year ended December 31, 2019 was $225.0 million, a $5.2 million increase compared to operating income of $219.9 million for the year ended December 31, 2018. Companies acquired in 2019 contributed incremental operating income of $0.1 million, inclusive of $2.8 million of amortization expense associated with identifiable intangible assets. The increase in operating income for the year ended December 31, 2019 was primarily attributable to an increase in gross profit from activities within the commercial and institutional market sectors, partially offset by a decrease in gross profit from construction projects within the manufacturing and hospitality market sectors. Operating margins within this segment for the years ended December 31, 2019 and 2018 were 6.7% and 7.4%, respectively. The decrease in operating margin year over year was attributable to a decrease in gross profit margin, primarily within the manufacturing market sector as a result of a change in the mix of work in the current year, including several large food processing projects, that have not yet achieved key milestones and are therefore being recognized at lower gross profit margins. This segment’s operating margin for the prior year was favorably impacted by the successful close-out of certain large manufacturing and hospitality construction projects.

Operating income of our United States building services segment was $114.8 million, or 5.4% of revenues, and $93.8 million, or 5.0% of revenues, in 2019 and 2018, respectively. The increase in operating income for the year ended December 31, 2019 was primarily attributable to our mobile mechanical services operations, as a result of increased gross profit from project, controls, and service repair and maintenance activities. In addition, operating income benefited from increased gross profit within our commercial site-based services operations, as a result of scope expansion on certain existing contracts, and our energy services operations, due to an increase in large project activity. Companies acquired in 2019 and 2018 contributed incremental operating income of $10.4 million, inclusive of $4.8 million of amortization expense associated with identifiable intangible assets. These increases were partially offset by a reduction in operating income from our government site-based services operations as a result of a decrease in gross profit due to the loss of certain contracts within their portfolio, which were not renewed pursuant to rebid. The increase in operating margin of this segment for the year ended December 31, 2019 was attributable to an increase in gross profit margin, primarily from building automation and controls and repair project activities within our mobile mechanical services operations.
Our United States industrial services segment operating income for the year ended December 31, 2019 was $44.3 million, a $16.7 million increase compared to operating income of $27.7 million for the year ended December 31, 2018. Operating margin of this segment was 4.1% and 3.0% for 2019 and 2018, respectively. The increase in operating income for the year ended December 31, 2019 was primarily due to an increase in demand for our service offerings during the year as we experienced a more normalized demand pattern within our field services operations as compared to the prior year. The increase in operating margin for the year ended December 31, 2019 was primarily attributable to a decrease in the ratio of selling, general and administrative expenses to revenues, partially as a result of an increase in revenues without commensurate increases in this segment’s overhead cost structure.
Our United Kingdom building services segment operating income for the year ended December 31, 2019 was $18.3 million, or 4.3% of revenues, compared to operating income of $15.9 million, or 3.8% of revenues, for the year ended December 31, 2018. Operating income increased primarily as a result of increased gross profit within the commercial market sector due to: (a) an increase in project activity with existing customers and (b) new contract awards. This segment’s operating income was negatively impacted by $0.9 million for the year ended December 31, 2019 related to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The increase in operating margin for the year ended December 31, 2019 was attributable to an increase in gross profit margin, partially as a result of a favorable project mix during the year.
Our corporate administration operating loss was $101.7 million for 2019 compared to $90.4 million in 2018. The increase in corporate administration expenses for the year ended December 31, 2019 was primarily due to: (a) an increase in employment costs, such as incentive compensation and salaries, (b) an increase in professional fees as a result of various information technology initiatives currently in process, and (c) an increase in certain non-income based taxes.
Non-operating items
Interest expense was $13.8 million and $13.5 million for 2019 and 2018, respectively. Interest income was $2.3 million and $2.7 million for 2019 and 2018, respectively. The increase in interest expense for 2019 was due to higher average interest rates, partially offset by the impact of reduced average outstanding borrowings. The decrease in interest income was a result of lower average daily cash balances during the first half of 2019.
For joint ventures that have been accounted for using the consolidation method of accounting, noncontrolling interests represent the allocation of earnings to our joint venture partners who either have a minority-ownership interest in the joint venture or are not at risk for the majority of losses of the joint venture.
Our 2019 income tax provision from continuing operations was $125.7 million compared to $109.1 million for 2018. The actual income tax rate on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, was 27.9% and 27.6% for 2019 and 2018, respectively. The increase in the 2019 income tax provision was primarily driven by increased income from continuing operations before income taxes. The increase in the income tax rate was primarily due to: (a) an increase in our state deferred tax rate, partially as a result of a change in the mix of income, and (b) the continued application of the Tax Cuts and Jobs Act (the “Tax Act”), including the application of guidance regarding certain permanent differences and other nondeductible expenses.
Discontinued operations
During the third quarter of 2014, we ceased construction operations in the United Kingdom. The results of the construction operations of our United Kingdom segment for all periods are presented in the Consolidated Financial Statements as discontinued operations.

Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	December 31, 2019	% of Total	December 31, 2018	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,036,216	26%	$1,085,571	28%
United States mechanical construction and facilities services	2,229,090	55%	2,226,183	56%
United States building services	542,269	13%	435,074	11%
United States industrial services	104,613	3%	86,930	2%
Total United States operations	3,912,188	97%	3,833,758	97%
United Kingdom building services	124,176	3%	130,524	3%
Total worldwide operations	$4,036,364	100%	$3,964,282	100%
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
Remaining performance obligations include unrecognized revenues to be realized from uncompleted construction contracts. Although many of our construction contracts are subject to cancellation at the election of our customers, in accordance with industry practice, we do not limit the amount of unrecognized revenue included within remaining performance obligations for these contracts due to the inherent substantial economic penalty that would be incurred by our customers upon cancellation. We believe our reported remaining performance obligations for our construction contracts are firm and contract cancellations have not had a material adverse effect on us.
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
Our remaining performance obligations at December 31, 2019 were $4.04 billion compared to $3.96 billion at December 31, 2018. The increase in remaining performance obligations at December 31, 2019 was attributable to a increase in remaining performance obligations within all of our domestic segments, except for our United States electrical construction and facilities services segment.
Computer System Attack
On February 15, 2020, we became aware of an infiltration and encryption of portions of our information technology network. This attack disrupted our operations that utilize the impacted portions of the network. We continue to assess the magnitude of the consequences and we are actively seeking to mitigate the effects. As of the date of this filing, we continue our efforts to restore the portions of such systems that remain impacted. We are unable to predict when the entire network will be functional. We are additionally unable to estimate precisely the total costs which will result from the attack and the remediation efforts. We maintain insurance coverage for these types of incidents, however, such policies may not completely provide coverage for, or offset the costs of, this infiltration.

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
Revenue for the year ended December 31, 2018 increased by approximately 5.8% compared to revenue for the year ended December 31, 2017 as a result of revenue growth within all of our reportable segments.
Operating income increased to $403.1 million, or 5.0% of revenues, in 2018 from $328.9 million, or 4.3% of revenues in 2017. Operating income increased within all of our reportable segments, except for our United States electrical construction and facilities services segment and our United States industrial services segment. Operating margin increased within our United States mechanical construction and facilities services segment and our United States building services segment, while operating margin declined within our United States electrical construction and facilities services segment and our United States industrial services segment. Operating margin remained flat within our United Kingdom building services segment. The decrease in operating income and operating margin within our United States electrical construction and facilities services segment was attributable to $10.0 million of losses incurred in 2018 on a transportation construction project in the Western region of the United States, which negatively impacted operating margin of this segment by 0.6% and our consolidated operating margin by 0.1%. Operating income and operating margin within our United States industrial services segment declined as the results for the year ended December 31, 2017 benefited from $18.1 million of gross profit related to the recovery of certain contract costs previously disputed on a project completed in 2016, which favorably impacted operating margin of this segment by 2.1%, and consolidated operating margin by 0.2%, in 2017.
Operating income for 2017 included $57.8 million of non-cash impairment charges, which resulted in a 0.8% negative impact on the Company’s operating margin.
The increase in net income attributable to EMCOR Group, Inc. and diluted earnings per common share from continuing operations in 2018 was due to an increase in operating income and the reduction in the U.S federal corporate tax rate due to the enactment of the Tax Act. Our diluted earnings per common share from continuing operations for 2018 additionally benefited from a decrease in the weighted average number of shares outstanding as a result of the continued repurchase of our common stock.
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
The following table presents our revenues for each of our operating segments and the approximate percentages that each segment’s revenues were of total revenues for the years ended December 31, 2018 and 2017 (in thousands, except for percentages):

	2018	% of Total	2017	% of Total
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,954,323	24%	$1,829,567	24%
United States mechanical construction and facilities services	2,962,843	37%	2,880,148	37%
United States building services	1,875,485	23%	1,753,703	23%
United States industrial services	923,109	11%	882,836	12%
Total United States operations	7,715,760	95%	7,346,254	96%
United Kingdom building services	414,871	5%	340,745	4%
Total worldwide operations	$8,130,631	100%	$7,686,999	100%

As described in more detail below, revenues for 2018 were $8.1 billion compared to $7.7 billion for 2017. The increase in revenues was attributable to increased revenues from all of our reportable segments. Companies acquired in 2018 and 2017, which are reported in our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, and our United States building services segment, generated incremental revenues of $90.1 million in 2018.
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
Our United States mechanical construction and facilities services segment revenues for the year ended December 31, 2018 were $2,962.8 million, an $82.7 million increase compared to revenues of $2,880.1 million for the year ended December 31, 2017. The increase in revenues was primarily attributable to an increase in revenues from commercial and institutional construction projects, partially offset by a decrease in revenues from large projects within the manufacturing market sector. In addition, the results for the year ended December 31, 2018 included $35.3 million of incremental revenues generated by a company acquired in 2017.
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
Revenues of our United States industrial services segment for the year ended December 31, 2018 increased by $40.3 million compared to the year ended December 31, 2017. The increase in revenues was due to an increase in revenues from both our field and shop services operations. The increase in revenues from our field services operations was due to an increase in turnaround project activity during the second half of 2018 as this division began to recover from the negative impact of Hurricane Harvey, which resulted in the cancellation of previously scheduled turnarounds during 2017 and early 2018. The increase in revenues from our shop services operations was due to increases in demand for new build heat exchangers, as well as our cleaning, repair and maintenance services.
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

Cost of sales and Gross profit
The following table presents cost of sales, gross profit, and gross profit margin for the years ended December 31, 2018 and 2017 (in thousands, except for percentages):

	2018	2017
Cost of sales	$6,925,178	$6,539,987
Gross profit	$1,205,453	$1,147,012
Gross profit margin	14.8%	14.9%
Our gross profit for the year ended December 31, 2018 was $1,205.5 million, a $58.4 million increase compared to gross profit of $1,147.0 million for the year ended December 31, 2017. Our gross profit margin was 14.8% and 14.9% for 2018 and 2017, respectively. The increase in gross profit was attributable to improved operating performance within all of our reportable segments, except for the United States electrical construction and facilities services segment. Gross profit and gross profit margin for the year ended December 31, 2017 were favorably impacted by the recovery of certain contract costs previously disputed on a project that was completed in 2016 within our United States industrial services segment, resulting in $18.1 million of gross profit and a 0.2% favorable impact on the Company’s 2017 gross profit margin.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses and SG&A margin, for the years ended December 31, 2018 and 2017 (in thousands, except for percentages):

	2018	2017
Selling, general and administrative expenses	$799,157	$758,714
Selling, general and administrative expenses as a percentage of revenues	9.8%	9.9%
Our selling, general and administrative expenses for the year ended December 31, 2018 were $799.2 million, a $40.4 million increase compared to selling, general and administrative expenses of $758.7 million for the year ended December 31, 2017. Selling, general and administrative expenses as a percentage of revenues were 9.8% and 9.9% for 2018 and 2017, respectively. The increase in selling, general and administrative expenses for the year ended December 31, 2018 included $12.5 million of incremental expenses directly related to companies acquired in 2018 and 2017, including amortization expense attributable to identifiable intangible assets of $1.3 million. In addition to the impact of acquisitions, selling, general and administrative expenses increased due to: (a) an increase in salaries, partially as a result of an increase in headcount due to higher revenues than in the prior year, (b) an increase in incentive compensation expense, due to higher annual operating results than in the prior year, and (c) increases in other selling, general and administrative expenses, such as information technology, consulting and other professional fees. The decrease in SG&A margin for the year ended December 31, 2018 was partially due to a reduction in the provision for doubtful accounts, primarily within our United States electrical construction and facilities services segment and our United States building services segment, as well as an increase in revenues without commensurate increases in our overhead cost structure.
Restructuring expenses
Restructuring expenses, primarily relating to severance obligations, were $2.3 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the balance of restructuring related obligations yet to be paid was $1.6 million and $0.5 million, respectively. The majority of such obligations outstanding as of December 31, 2018 and 2017 were paid during 2019 and 2018, respectively, and the remainder will be paid pursuant to our contractual obligations throughout 2020 and 2021.
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

Operating income (loss)
The following table presents by segment our operating income (loss) and each segment’s operating income (loss) as a percentage of such segment’s revenues from unrelated entities for the years ended December 31, 2018 and 2017 (in thousands, except for percentages):

	2018	% of Segment Revenues	2017	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$139,430	7.1%	$150,001	8.2%
United States mechanical construction and facilities services	219,853	7.4%	192,167	6.7%
United States building services	93,827	5.0%	81,720	4.7%
United States industrial services	27,671	3.0%	39,313	4.5%
Total United States operations	480,781	6.2%	463,201	6.3%
United Kingdom building services	15,930	3.8%	12,905	3.8%
Corporate administration	(90,415)	—	(87,808)	—
Restructuring expenses	(2,306)	—	(1,577)	—
Impairment loss on goodwill and identifiable intangible assets	(907)	—	(57,819)	—
Total worldwide operations	403,083	5.0%	328,902	4.3%
Other corporate items:
Net periodic pension (cost) income	2,743		1,652
Interest expense	(13,544)		(12,770)
Interest income	2,746		965
Income from continuing operations before income taxes	$395,028		$318,749
As described in more detail below, we had operating income of $403.1 million for 2018 compared to operating income of $328.9 million for 2017. Operating margin was 5.0% and 4.3% for 2018 and 2017, respectively. Operating income increased within all of our reportable segments, except for our United States electrical construction and facilities services segment and our United States industrial services segment. Operating margin increased within our United States mechanical construction and facilities services segment and our United States building services segment, while operating margin declined within our United States electrical construction and facilities services segment and our United States industrial services segment. Operating margin remained flat within our United Kingdom building services segment.
The Company’s operating income and operating margin for the year ended December 31, 2017 included $57.8 million of non-cash impairment charges, which resulted in a 0.8% negative impact on the Company’s operating margin. Operating income and operating margin for the year ended December 31, 2017 benefited from the recovery of certain contract costs previously disputed on a project completed in 2016 within our United States industrial services segment, which resulted in a 0.2% favorable impact on the Company’s operating margin.
Operating income of our United States electrical construction and facilities services segment for the year ended December 31, 2018 was $139.4 million, or 7.1% of revenues, compared to operating income of $150.0 million, or 8.2% of revenues, for the year ended December 31, 2017. The decrease in operating income was attributable to a decrease in gross profit from institutional and healthcare construction projects, partially offset by an increase in gross profit from manufacturing, hospitality and commercial construction projects. In addition, otherwise strong performance by this segment within the transportation market sector in 2018 was negatively impacted by $10.0 million of losses incurred on a construction project in the Western region of the United States, resulting in part from contract scope issues. The decrease in operating margin year over year was primarily due to the loss discussed above, which negatively impacted this segment’s operating margin by 0.6% for the year ended December 31, 2018.
Our United States mechanical construction and facilities services segment operating income for the year ended December 31, 2018 was $219.9 million, a $27.7 million increase compared to operating income of $192.2 million for the year ended December 31, 2017. The increase in operating income for the year ended December 31, 2018 was attributable to an increase in gross profit from commercial, manufacturing, and hospitality construction projects, partially offset by a decrease in gross profit from institutional construction projects. A company acquired in 2017 contributed incremental operating income of $3.6 million, inclusive of $0.8 million of amortization expense associated with identifiable intangible assets. Operating margin was 7.4% and 6.7% in 2018 and 2017, respectively. The increase in operating margin for the year ended December 31, 2018 was attributable to an increase in gross profit margin, partially as a result of the successful close-out of certain large hospitality and food processing construction projects.
Operating income of our United States building services segment was $93.8 million, or 5.0% of revenues, and $81.7 million, or 4.7% of revenues, in 2018 and 2017, respectively. The increase in operating income for the year ended December 31, 2018 was due to increases in operating income from: (a) our energy services operations, due to large project activity, (b) our government site-based services operations, partially as a result of an increase in indefinite-delivery, indefinite-quantity project activity, (c) our mobile mechanical services operations, as a result of increases in gross profit from project, service and control activities, and (d) our commercial site-based operations, partially as a result of (i) scope expansion on existing contracts and (ii) an increase in snow removal activities from contracts that are based on a per snow event basis. Additionally, companies acquired in 2018 and 2017 within our mobile mechanical services division, contributed incremental operating income of $2.4 million, inclusive of $1.7 million of amortization expense associated with identifiable intangible assets, for the year ended December 31, 2018. The increase in operating margin for the year ended December 31, 2018 was attributable to an increase in gross profit margin and a decrease in the ratio of selling, general and administrative expenses to revenues.
Operating income of our United States industrial services segment of $27.7 million for the year ended December 31, 2018 decreased by $11.6 million compared to operating income of $39.3 million for the year ended December 31, 2017 as the results for 2017 benefited from the recognition of $18.1 million of gross profit associated with the recovery of certain contract costs which were previously disputed on a project completed in 2016. Such decrease was partially offset by increased demand and improved operating performance within both our shop and field services operations, partially as a result of greater turnaround project activity during the second half of 2018 as this division began to recover from the negative impact of Hurricane Harvey, which resulted in the cancellation of previously scheduled turnarounds during 2017 and early 2018. Operating margin for the year ended December 31, 2018 was 3.0% compared to operating margin of 4.5% for the year ended December 31, 2017. The decrease in operating margin was primarily attributable to the resolution of the aforementioned project dispute, which favorably impacted this segment’s operating margin by 2.1% in 2017. Excluding the impact of this recovery, operating margin for the year ended December 31, 2018, improved year over year, primarily as a result of a decrease in the ratio of selling, general and administrative expenses to revenues.
Our United Kingdom building services segment operating income for the year ended December 31, 2018 was $15.9 million compared to operating income of $12.9 million for the year ended December 31, 2017. Operating income increased primarily due to an increase in gross profit from project activity with existing customers. In addition, the results for the year ended December 31, 2018 benefited from an increase in gross profit from new contract awards within the commercial, institutional and water and wastewater market sectors. This segment’s results included an increase in operating income of $0.6 million relating to the effect of favorable exchange rates for the British pound versus the United States dollar.
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
Our 2018 income tax provision from continuing operations was $109.1 million compared to $90.7 million for 2017. The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the years ended December 31, 2018 and 2017, were 27.6% and 28.5%, respectively. The increase in the 2018 income tax provision was primarily due to increased income before income taxes. The decrease in the 2018 actual income tax rate was due to the net impact of the Tax Act, including the reduction of the U.S. federal corporate tax rate from 35% in 2017 to 21% in 2018, offset by the benefit associated with the re-measurement of our net deferred tax liability balance in 2017.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources, as well as our primary liquidity requirements and sources and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with original maturity dates of three months or less.
Our short-term liquidity requirements primarily arise from: (a) business acquisitions and joint venture investments, (b) working capital requirements, (c) cash dividend payments, (d) interest and principal payments related to our outstanding indebtedness, and (e) payment of income taxes. We can expect to meet those requirements through our cash and cash equivalent balances, cash generated from our operations, and the borrowing capacity available under our revolving credit facility. However, negative macroeconomic trends may have an adverse effect on liquidity. During economic downturns, there have typically been fewer small discretionary projects from the private sector and our competitors have aggressively bid larger long-term infrastructure and public sector contracts. Short-term liquidity is also impacted by: (a) the type and length of construction contracts in place as performance of long duration contracts typically requires greater amounts of working capital, (b) the level of turnaround activities within our United States industrial services segment as such projects are billed in arrears pursuant to contractual terms that are standard within the industry, and (c) the billing terms of our maintenance contracts, including those within our United States building services segment. While we strive to negotiate favorable billing terms which allow us to invoice in advance of costs incurred on certain of our contracts, there can be no assurance that such terms will be agreed to by our customers.
Long-term liquidity requirements can be expected to be met initially through cash generated from operating activities and the borrowing capacity available under our revolving credit facility. Based upon our current credit ratings and financial position, we can also reasonably expect to be able to secure long-term debt financing when required to achieve our strategic objectives. Over the long term, our primary revenue risk factor continues to be the level of demand for non-residential construction and building and industrial services, which are influenced by macroeconomic trends including interest rates and governmental economic policy. In addition, our ability to perform work is critical to meeting our long-term liquidity requirements.
We believe that our current cash and cash equivalents and the borrowing capacity available under our revolving credit facility or other forms of financing available to us through borrowings, combined with cash expected to be generated from our operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet our expected capital expenditure requirements.
Cash Flows
The following table presents our net cash provided by (used in) operating activities, investing activities, and financing activities for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	2019	2018	2017
Net cash provided by operating activities	$355,700	$271,011	$366,049
Net cash used in investing activities	$(345,339)	$(117,722)	$(138,093)
Net cash used in financing activities	$(19,247)	$(253,042)	$(228,470)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$2,592	$(3,421)	$3,242
Our consolidated cash balance, including cash equivalents and restricted cash, decreased by approximately $6.3 million from $366.2 million at December 31, 2018 to $359.9 million at December 31, 2019. Net cash provided by operating activities for 2019 was $355.7 million compared to $271.0 million of net cash provided by operating activities for 2018. The increase in cash provided by operating activities was primarily due to: (a) a $41.6 million increase in net income and (b) the timing of cash receipts from our customers, including payments of advanced billings on our long-term construction contracts. Net cash used in investing activities was $345.3 million for 2019 compared to net cash used in investing activities of $117.7 million for 2018. The increase in net cash used in investing activities was primarily due to an increase in payments for the acquisition of businesses. Net cash used in financing activities for 2019 decreased by approximately $233.8 million compared to 2018 primarily as a result of a $216.2 million decrease in funds used for the repurchase of our common stock and $25.0 million in net borrowings made under our revolving credit facility during the 2019 period.
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
Debt
We have a credit agreement dated as of August 3, 2016, which provides for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of December 31, 2019 and 2018. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.15% of the unused amount as of December 31, 2019. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (1.80% at December 31, 2019) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (4.75% at December 31, 2019), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at December 31, 2019 was 2.80%. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. The 2016 Term Loan previously required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ended March 31, 2017, our required quarterly payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of December 31, 2019 and 2018, the balance of the 2016 Term Loan was $254.4 million and $269.6 million, respectively. As of December 31, 2019 and 2018, we had approximately $109.0 million of letters of credit outstanding. There were $50.0 million and $25.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of December 31, 2019 and December 31, 2018, respectively.
Share Repurchase Program and Dividends
On September 26, 2011, our Board of Directors (the “Board”) authorized us to repurchase up to $100.0 million of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $950.0 million of our outstanding common stock. No shares of our common stock were repurchased during the year ended December 31, 2019. Since the inception of the repurchase program through December 31, 2019 we have repurchased approximately 15.9 million shares of our common stock for approximately $791.5 million. As of December 31, 2019, there remained authorization for us to repurchase approximately $158.5 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2016 Credit Agreement, placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
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
Off Balance Sheet Arrangements and Other Commitments
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. Surety Bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. Public sector contracts require Surety Bonds more frequently than private sector contracts and, accordingly, our bonding requirements typically increase as the amount of our public sector work increases. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. As of December 31, 2019, based on the percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.2 billion, which represents approximately 30% of our total remaining performance obligations. We are not aware of any losses in connection with Surety Bonds, which have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.
From time to time, we discuss with our current and other Surety Bond providers the amounts of Surety Bonds that may be available to us based on our financial strength and the absence of any default by us on any Surety Bond issued on our behalf and believe those amounts are currently adequate for our needs. However, if we experience changes in our bonding relationships or if there are adverse changes in the surety industry, we may (a) seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds, such as letters of credit, parent company guarantees or cash, in order to convince customers to forego the requirement for Surety Bonds, (b) increase our activities in our business segments that rarely require Surety Bonds, such as our building and industrial services segments, and/or (c) refrain from bidding for certain projects that require Surety Bonds. There can be no assurance that we would be able to effectuate alternatives to providing Surety Bonds to our customers or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds. Accordingly, if we were to experience a reduction in the availability of Surety Bonds, we could experience a material adverse effect on our financial position, results of operations and/or cash flows.
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
Contractual Obligations
The following is a summary of material contractual obligations and other commercial commitments (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Revolving credit facility (including interest at 2.80%) (1)	$52.3	$1.4	$50.9	$—	$—
Term Loan (including interest at 2.80%) (1)	265.5	22.3	243.2	—	—
Finance leases	10.2	4.4	4.8	0.9	0.1
Operating leases	297.1	62.5	92.7	61.2	80.7
Open purchase obligations (2)	1,212.7	1,045.0	167.1	0.6	—
Other long-term obligations, including current portion (3)	402.6	69.3	323.5	9.8	—
Total Contractual Obligations	$2,240.4	$1,204.9	$882.2	$72.5	$80.8

	Amount of Commitment Expirations by Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$109.0	$109.0	$—	$—	$—

_________________

(1)
On August 3, 2016, we entered into a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”). As of December 31, 2019, the amount outstanding under the 2016 Term Loan was $254.4 million. As of December 31, 2019, there were borrowings outstanding of $50.0 million under the 2016 Revolving Credit Facility.

(2)
Represents open purchase orders for material and subcontracting costs related to construction and services contracts. These purchase orders are not reflected in EMCOR’s Consolidated Balance Sheets and should not impact future cash flows as amounts should be recovered through customer billings.

(3)
Primarily represents insurance related liabilities, and liabilities for deferred income taxes, incentive compensation and deferred compensation, classified as other long-term liabilities in the Consolidated Balance Sheets. Cash payments for insurance and deferred compensation related liabilities may be payable beyond three years, however it is not practical to estimate these payments; therefore, these liabilities are reflected in the 1-3 years payment period. We provide funding to our post retirement plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated and, therefore, have not been included in the table.

Legal Proceedings
We are a party to lawsuits and other proceedings in which other parties seek to recover amounts from us. While litigation is subject to many uncertainties and the outcome of litigation is not predictable with assurance, we do not believe that any such matters will have a material adverse effect on our financial position, results of operations or liquidity.

Certain Insurance Matters
As of December 31, 2019 and 2018, we utilized approximately $108.9 million of letters of credit obtained under our 2016 Revolving Credit Facility as collateral for insurance obligations.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. During 2019, there were no changes in total estimated costs that had a significant impact on our operating results. During the year ended December 31, 2018, we recognized losses of $10.0 million related to a change in total estimated costs on a transportation project within our United States electrical construction and facilities services segment, resulting in part from contract scope issues. There were no other changes in total estimated costs that resulted in a significant impact to our operating results for the year ended December 31, 2018.
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
As of December 31, 2019 and 2018, contract assets included unbilled revenues for unapproved change orders of approximately $33.1 million and $25.2 million, respectively. As of December 31, 2019 and 2018, there were no claim amounts included within contract assets or accounts receivable. There were contractually billed amounts and retention related to contracts with unapproved change orders and claims of approximately $89.0 million and $96.1 million as of December 31, 2019 and 2018, respectively. For contracts in claim status, contractually billed amounts will generally not be paid by the customer to us until final resolution of the related claims.
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
Accounts Receivable
Accounts receivable are recognized in the period we deliver goods or provide services to our customers or when our right to consideration is unconditional. We are required to estimate the collectibility of accounts receivable. A considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer and related aging of the past due balances. The provision for doubtful accounts during 2019, 2018, and 2017 amounted to approximately $2.6 million, $2.1 million, and $7.3 million, respectively. At December 31, 2019 and 2018, our accounts receivable of $2,030.8 million and $1,773.6 million, respectively, were recorded net of allowances for doubtful accounts of $14.5 million and $15.4 million, respectively. The decrease in our allowance for doubtful accounts was primarily due to the write-off of previously reserved accounts receivable. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to the deterioration of its financial condition or its credit ratings. The allowance for doubtful accounts requirements are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on the Consolidated Balance Sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability and property claims increased by $7.8 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, partially as as result of greater potential exposures, including the impact of acquired companies. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability and property claims were to increase by 10%, it would have resulted in $17.0 million of additional expense for the year ended December 31, 2019.
Income Taxes
We had net deferred income tax liabilities at December 31, 2019 and 2018 of $71.7 million and $70.8 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets, goodwill, and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liabilities are $176.2 million and $104.1 million of deferred income tax assets as of December 31, 2019 and 2018, respectively. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of December 31, 2019 and 2018, the total valuation allowance on deferred income tax assets, related to state net operating loss carryforwards, was approximately $3.5 million and $3.9 million, respectively. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on our taxable income, which has generally exceeded the amount of our net deferred tax asset balance and projections of future taxable income, we have determined that it is more likely than not that the net deferred income tax assets will be realized.
Goodwill and Identifiable Intangible Assets
As of December 31, 2019, we had $1,063.9 million and $611.4 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, and trade names) arising out of the acquisition of companies. As of December 31, 2018, goodwill and net identifiable intangible assets were $990.9 million and $488.3 million, respectively. As of December 31, 2019, approximately 13.4% of our goodwill related to our United States electrical construction and facilities services segment, approximately 28.1% related to our United States mechanical construction and facilities services segment, approximately 27.2% related to our United States building services segment, and approximately 31.3% related to our United States industrial services segment. The changes to goodwill since December 31, 2018 were the result of acquisitions completed in 2019 and purchase price adjustments related to acquisitions completed in the fourth quarter of 2018. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions. Accounting Standards Codification Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) requires that goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead be tested at least annually for impairment (which we test each October 1, absent any earlier identified impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.

We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 19, “Segment Information”, of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. In assessing whether our goodwill is impaired, we compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is impaired and an impairment loss in the amount of the excess is recognized and charged to operations. The fair value of each of our reporting units is generally determined using discounted estimated future cash flows; however, in certain circumstances, consideration is given to a market approach whereby fair value is measured based on a multiple of earnings.
As of the date of our latest impairment test (October 1, 2019), the carrying values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment were approximately $331.0 million, $369.5 million, $546.8 million and $705.2 million, respectively. The fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment exceeded their carrying values by approximately $1,321.8 million, $2,011.5 million, $922.3 million and $40.5 million, respectively.
For the years ended December 31, 2019 and 2018, no impairment of our goodwill was recognized. As part of our annual impairment testing for the year ended December 31, 2017, and as a result of continued adverse market conditions, we tempered our expectations regarding the strength of a near-term recovery within our United States industrial services segment, resulting in a non-cash impairment charge of $57.5 million.
The weighted average cost of capital used in our annual testing for impairment as of October 1, 2019 was 9.5%, 9.1% and 10.5% for our domestic construction segments, our United States building services segment and our United States industrial services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for all of our domestic segments. Unfavorable changes in these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average costs of capital would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $108.8 million, $156.7 million, $98.0 million, and $40.3 million, respectively. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $61.4 million, $90.5 million, $55.7 million, and $20.5 million, respectively. Given the amounts by which the fair value exceeds the carrying value for each of our reporting units other than our United States industrial services segment, the decreases in estimated fair values described above would not have significantly impacted our 2019 impairment test. In the case of our United States industrial services segment, however, such decreases would cause the estimated fair value to approach its carrying value.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. For the years ended December 31, 2019 and 2018, no impairment of our indefinite-lived trade names was recognized. The annual impairment review of our indefinite-lived trade names for the year ended December 31, 2017 resulted in a $0.3 million non-cash impairment charge as a result of a change in the fair value of a subsidiary trade name associated with a prior acquisition reported within our United States building services segment.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their discounted estimated future cash flows. For the years ended December 31, 2019 and 2017, no impairment of our other identifiable intangible assets was recognized. For the year ended December 31, 2018, we recorded a $0.9 million non-cash impairment charge associated with a finite-lived trade name within our United States industrial services segment.

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
Our development of the discounted future cash flow projections used in impairment testing is based upon assumptions and estimates by management from a review of our operating results and business plans as well as forecasts of anticipated growth rates and margins, among other considerations. In addition, estimates of the weighted average cost of capital for each reporting unit are developed with the assistance of a third-party valuation specialist. Those assumptions and estimates can change in future periods and other factors used in assessing fair value, such as interest rates, are outside the control of management. There can be no assurance that estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding future business performance including anticipated growth rates and margins are not achieved, or there is a rise in interest rates, we may be required to record goodwill and/or identifiable intangible asset impairment charges in future periods.
It is not possible at this time to determine if any future impairment charge will result or, if it does, whether such a charge would be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used any derivative financial instruments during the years ended December 31, 2019 and 2018, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2016 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2016 Credit Agreement bear interest at variable rates. For further information on borrowing rates and interest rate sensitivity, refer to the Liquidity and Capital Resources discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2019, there were borrowings of $50.0 million outstanding under the 2016 Revolving Credit Facility and the balance of the 2016 Term Loan was $254.4 million. Based on the $304.4 million borrowings outstanding under the 2016 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $2.2 million in the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $2.2 million in the next twelve months.
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
We are exposed to construction market risk and its potential related impact on accounts receivable or contract assets on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, we believe we take appropriate action to manage market and other risks, but there is no assurance that we will be able to reasonably identify all risks with respect to the collectibility of these assets. See also the previous discussions of Revenue Recognition from Contracts with Customers and Accounts Receivable under the heading “Application of Critical Accounting Policies” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$358,818	$363,907
Accounts receivable, less allowance for doubtful accounts of $14,466 and $15,361, respectively	2,030,813	1,773,620
Contract assets	177,830	158,243
Inventories	40,446	42,321
Prepaid expenses and other	51,976	48,116
Total current assets	2,659,883	2,386,207
Property, plant and equipment, net	156,187	134,351
Operating lease right-of-use assets	245,471	—
Goodwill	1,063,911	990,887
Identifiable intangible assets, net	611,444	488,286
Other assets	93,462	89,076
Total assets	$4,830,358	$4,088,807
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$18,092	$16,013
Accounts payable	665,402	652,091
Contract liabilities	623,642	552,290
Accrued payroll and benefits	382,573	343,069
Other accrued expenses and liabilities	195,757	170,935
Operating lease liabilities, current	53,144	—
Total current liabilities	1,938,610	1,734,398
Borrowings under revolving credit facility	50,000	25,000
Long-term debt and finance lease liabilities	244,139	254,764
Operating lease liabilities, long-term	204,950	—
Other long-term obligations	334,879	333,204
Total liabilities	2,772,578	2,347,366
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 60,359,252 and 60,123,184 shares issued, respectively	604	601
Capital surplus	32,274	21,103
Accumulated other comprehensive loss	(89,288)	(87,662)
Retained earnings	2,367,481	2,060,440
Treasury stock, at cost 4,139,421 shares	(253,937)	(253,937)
Total EMCOR Group, Inc. stockholders’ equity	2,057,134	1,740,545
Noncontrolling interests	646	896
Total equity	2,057,780	1,741,441
Total liabilities and equity	$4,830,358	$4,088,807
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31,
(In thousands, except per share data)

	2019	2018	2017
Revenues	$9,174,611	$8,130,631	$7,686,999
Cost of sales	7,818,743	6,925,178	6,539,987
Gross profit	1,355,868	1,205,453	1,147,012
Selling, general and administrative expenses	893,453	799,157	758,714
Restructuring expenses	1,523	2,306	1,577
Impairment loss on goodwill and identifiable intangible assets	—	907	57,819
Operating income	460,892	403,083	328,902
Net periodic pension (cost) income	1,553	2,743	1,652
Interest expense	(13,821)	(13,544)	(12,770)
Interest income	2,265	2,746	965
Income from continuing operations before income taxes	450,889	395,028	318,749
Income tax provision	125,749	109,106	90,699
Income from continuing operations	325,140	285,922	228,050
Loss from discontinued operation, net of income taxes	—	(2,345)	(857)
Net income including noncontrolling interests	325,140	283,577	227,193
Less: Net (income) loss attributable to noncontrolling interests	—	(46)	3
Net income attributable to EMCOR Group, Inc.	$325,140	$283,531	$227,196
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$5.78	$4.92	$3.85
From discontinued operation	—	(0.04)	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$5.78	$4.88	$3.84
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$5.75	$4.89	$3.83
From discontinued operation	—	(0.04)	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$5.75	$4.85	$3.82
Dividends declared per common share	$0.32	$0.32	$0.32
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Years Ended December 31,
(In thousands)

	2019	2018	2017
Net income including noncontrolling interests	$325,140	$283,577	$227,193
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	1,689	(1,322)	(1,384)
Changes in post retirement plans (1)	(3,315)	7,860	8,887
Other comprehensive (loss) income	(1,626)	6,538	7,503
Comprehensive income	323,514	290,115	234,696
Less: Comprehensive (income) loss attributable to noncontrolling interests	—	(46)	3
Comprehensive income attributable to EMCOR Group, Inc.	$323,514	$290,069	$234,699
_________________

(1)	Net of tax benefit (provision) of $0.7 million, $(2.1) million, and $(1.8) million for the years ended December 31, 2019, 2018, and 2017, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31,
(In thousands)

	2019	2018	2017
Cash flows - operating activities:
Net income including noncontrolling interests	$325,140	$283,577	$227,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,945	38,472	39,915
Amortization of identifiable intangible assets	48,142	42,443	48,594
Provision for doubtful accounts	2,628	2,123	7,264
Deferred income taxes	1,701	4,249	(53,358)
Gain on sale or disposal of property, plant and equipment	(3,981)	(517)	(1,846)
Excess tax benefits from share-based compensation	(984)	(1,646)	(1,616)
Equity loss (income) from unconsolidated entities	2,990	(347)	(864)
Non-cash expense for amortization of debt issuance costs	1,186	1,186	1,186
Non-cash expense from contingent consideration arrangements	1,373	186	317
Non-cash expense for impairment of goodwill and identifiable intangible assets	—	907	57,819
Non-cash share-based compensation expense	11,386	11,030	9,939
Non-cash income from changes in unrecognized tax benefits	—	(72)	(5,641)
Distributions from unconsolidated entities	1,074	3,110	5,506
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Increase in accounts receivable	(135,954)	(146,101)	(80,514)
Decrease (increase) in inventories	4,345	(3,915)	(4,936)
(Increase) decrease in contract assets	(10,111)	(30,935)	12,433
(Decrease) increase in accounts payable	(33,971)	78,554	54,910
Increase in contract liabilities	51,310	20,726	24,695
Increase (decrease) in accrued payroll and benefits and other accrued expenses and liabilities	49,551	(24,715)	24,017
Changes in other assets and liabilities, net	(4,070)	(7,304)	1,036
Net cash provided by operating activities	355,700	271,011	366,049
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(300,980)	(72,080)	(107,223)
Proceeds from sale or disposal of property, plant and equipment	5,487	1,237	4,014
Purchase of property, plant and equipment	(48,432)	(43,479)	(34,684)
Investments in and advances to unconsolidated entities	(2,252)	(3,484)	(675)
Distributions from unconsolidated entities	838	84	475
Net cash used in investing activities	(345,339)	(117,722)	(138,093)
Cash flows - financing activities:
Proceeds from revolving credit facility	50,000	—	—
Repayments of revolving credit facility	(25,000)	—	(100,000)
Repayments of long-term debt	(15,198)	(15,235)	(15,202)
Repayments of finance lease liabilities	(4,571)	(1,501)	(1,445)
Dividends paid to stockholders	(17,950)	(18,640)	(18,971)
Repurchase of common stock	—	(216,244)	(93,166)
Taxes paid related to net share settlements of equity awards	(6,451)	(3,848)	(3,462)
Issuance of common stock under employee stock purchase plan	6,090	5,765	4,793
Payments for contingent consideration arrangements	(5,917)	(3,339)	(1,017)
Distributions to noncontrolling interests	(250)	—	—
Net cash used in financing activities	(19,247)	(253,042)	(228,470)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,592	(3,421)	3,242
(Decrease) increase in cash, cash equivalents and restricted cash	(6,294)	(103,174)	2,728
Cash, cash equivalents and restricted cash at beginning of year (1)	366,214	469,388	466,660
Cash, cash equivalents and restricted cash at end of period (1)	$359,920	$366,214	$469,388
_________________

(1)
Includes $1.1 million, $2.3 million, $2.0 million and $2.0 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheet as of December 31, 2019, 2018, 2017 and 2016, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
For The Years Ended December 31,
(In thousands)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive (loss) income (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2016	$1,537,942	$606	$52,219	$(101,703)	$1,596,269	$(10,302)	$853
Net income including noncontrolling interests	227,193	—	—	—	227,196	—	(3)
Other comprehensive income	7,503	—	—	7,503	—	—	—
Common stock issued under share-based compensation plans	1	2	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,462)	—	(3,462)	—	—	—	—
Common stock issued under employee stock purchase plan	4,793	1	4,792	—	—	—	—
Common stock dividends	(18,971)	—	164	—	(19,135)	—	—
Repurchase of common stock (2)	(90,821)	(10)	(55,646)	—	(7,774)	(27,391)	—
Share-based compensation expense	9,939	—	9,939	—	—	—	—
Balance, December 31, 2017	$1,674,117	$599	$8,005	$(94,200)	$1,796,556	$(37,693)	$850
Net income including noncontrolling interests	283,577	—	—	—	283,531	—	46
Other comprehensive income	6,538	—	—	6,538	—	—	—
Cumulative-effect adjustment (3)	(854)	—	—	—	(854)	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,848)	—	(3,848)	—	—	—	—
Common stock issued under employee stock purchase plan	5,765	1	5,764	—	—	—	—
Common stock dividends	(18,640)	—	153	—	(18,793)	—	—
Repurchase of common stock (2)	(216,244)	—	—	—	—	(216,244)	—
Share-based compensation expense	11,030	—	11,030	—	—	—	—
Balance, December 31, 2018	$1,741,441	$601	$21,103	$(87,662)	$2,060,440	$(253,937)	$896
Net income including noncontrolling interests	325,140	—	—	—	325,140	—	—
Other comprehensive loss	(1,626)	—	—	(1,626)	—	—	—
Common stock issued under share-based compensation plans	—	3	(3)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(6,451)	—	(6,451)	—	—	—	—
Common stock issued under employee stock purchase plan	6,090	—	6,090	—	—	—	—
Common stock dividends	(17,950)	—	149	—	(18,099)	—	—
Distributions to noncontrolling interests	(250)	—	—	—	—	—	(250)
Share-based compensation expense	11,386	—	11,386	—	—	—	—
Balance, December 31, 2019	$2,057,780	$604	$32,274	$(89,288)	$2,367,481	$(253,937)	$646
_________________

(1)
Represents cumulative foreign currency translation and post retirement liability adjustments of $0.8 million and $(90.1) million, respectively, as of December 31, 2019, $(0.9) million and $(86.8) million, respectively, as of December 31, 2018, and $0.5 million and $(94.7) million, respectively, as of December 31, 2017.

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
Our reportable segments reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States building services and our United States industrial services segments due to changes in our internal reporting structure.
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
For the periods presented prior to the adoption of ASC 606, revenues from long-term construction contracts were recognized in accordance with ASC Topic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” Revenues from the performance of services for maintenance, repair and retrofit work were recognized consistent with the performance of the services, generally on a pro-rata basis over the life of the contractual arrangement. Revenues related to the engineering, manufacturing and repairing of shell and tube heat exchangers were recognized when the product was shipped and all other revenue recognition criteria were met.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts. This allowance is based upon the best estimate of the probable losses in existing accounts receivable. The Company determines the allowances based upon individual accounts when information indicates the customers may have an inability to meet their financial obligations, as well as historical collection and write-off experience. These amounts are re-evaluated and adjusted on a regular basis as additional information is received. Actual write-offs are charged against the allowance when collection efforts have been unsuccessful. At December 31, 2019 and 2018, our accounts receivable of $2,030.8 million and $1,773.6 million, respectively, were recorded net of allowances for doubtful accounts of $14.5 million and $15.4 million, respectively. The provision for doubtful accounts during 2019, 2018, and 2017 amounted to approximately $2.6 million, $2.1 million, and $7.3 million, respectively.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined principally using the average cost method.
Property, plant and equipment
Property, plant and equipment is stated at cost. Depreciation, including amortization of assets under finance leases, is recorded principally using the straight-line method over estimated useful lives of 3 to 10 years for machinery and equipment, 3 to 7 years for vehicles, furniture and fixtures and computer hardware/software, and 25 years for buildings. Leasehold improvements are amortized over the shorter of the remaining life of the lease term or the expected useful life of the improvement.
The carrying values of property, plant and equipment are reviewed for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. In performing this review for recoverability, property, plant and equipment is assessed for possible impairment by comparing their carrying values to their undiscounted net pre-tax cash flows expected to result from the use of the asset. Impaired assets are written down to their fair values, generally determined based on their estimated future discounted cash flows. Based on the results of our testing for the years ended December 31, 2019, 2018, and 2017, no impairment of property, plant and equipment was recognized.
Goodwill and Identifiable Intangible Assets
Goodwill and other identifiable intangible assets with indefinite lives that are not being amortized, such as trade names, are tested at least annually for impairment (which we test each October 1, absent any earlier identified impairment indicators) and are written down if impaired. Identifiable intangible assets with finite lives are amortized over their useful lives and are reviewed for impairment whenever facts and circumstances indicate that their carrying values may not be fully recoverable. See Note 9 - Goodwill and Identifiable Intangible Assets of the notes to consolidated financial statements for additional information.
Insurance Liabilities
Insurance liabilities for automobile liability, workers’ compensation and general liability claims are determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. At December 31, 2019 and 2018, the estimated current portion of such undiscounted insurance liabilities of $48.3 million and $44.6 million, respectively, were included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” at December 31, 2019 and 2018 were $186.0 million and $179.1 million, respectively. The current portion of anticipated insurance recoveries of $13.8 million and $12.6 million at December 31, 2019 and 2018, respectively, were included in “Prepaid expenses and other” and the non-current portion of anticipated insurance recoveries of $50.9 million and $49.3 million at December 31, 2019 and 2018, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets.
Foreign Operations
The financial statements and transactions of our foreign subsidiaries are maintained in their functional currency and translated into U.S. dollars in accordance with Accounting Standards Codification Topic 830, “Foreign Currency Matters.” Translation adjustments have been recorded as “Accumulated other comprehensive loss,” a separate component of “Equity.”

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Income Taxes
We account for income taxes in accordance with the provisions of Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach which requires the recognition of deferred income tax assets and deferred income tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred income tax assets when it is more likely than not that a tax benefit will not be realized.
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
We account for share-based payments in accordance with the provisions of Accounting Standards Codification Topic 718, “Compensation-Stock Compensation” (“ASC 718”). ASC 718 requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period. For shares subject to graded vesting, our policy is to apply the straight-line method in recognizing compensation expense. ASC 718 requires the benefits of tax deductions in excess of recognized compensation expense to be recognized in the Consolidated Statements of Operations when the underlying awards vest or are settled.
New Accounting Pronouncements
On January 1, 2019, we adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases continue to be recognized in a manner similar to previous accounting guidance. We adopted this pronouncement utilizing the transition practical expedient added by the FASB, which eliminated the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. The adoption of this accounting pronouncement resulted in the recognition of operating lease right-of-use assets and associated lease liabilities on our balance sheet of $220.2 million and $227.1 million, respectively, as of January 1, 2019. Additional required disclosures have been included within Note 17 - Leases of the notes to consolidated financial statements. Such adoption did not have an impact on our liquidity, results of operations or our compliance with the various covenants contained within our 2016 Credit Agreement as described in further detail within Note 10 - Debt of the notes to consolidated financial statements.
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
In June 2016, an accounting pronouncement was issued by the FASB which changes the way in which entities estimate and present credit losses for most financial assets, including accounts receivable. This pronouncement is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. In preparation for adoption, we have substantially completed a process to identify and group financial assets with similar characteristics into collective pools. We have additionally begun implementing processes and internal controls to identify information, including macroeconomic forecasts and key credit indicators, relevant to estimating expected credit losses. As a result of the procedures performed to date, we do not anticipate that the adoption of this pronouncement will have a material impact on our financial position and/or results of operations.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

In December 2019, an accounting pronouncement was issued by the FASB which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to intraperiod tax allocations and the methodology for calculating income taxes in an interim period. The guidance also simplifies aspects of the accounting for franchise taxes as well as enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The pronouncement is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. Certain aspects of this standard must be applied retrospectively while other aspects are to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company intends to adopt this accounting pronouncement on January 1, 2021, and we are currently evaluating the potential impact on our financial position and/or results of operations.
NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS
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
(3) Determine the transaction price
The transaction price represents the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to our customers. The consideration promised within a contract may include fixed amounts, variable amounts, or both. To the extent the performance obligation includes variable consideration, including contract bonuses and penalties that can either increase or decrease the transaction price, the Company estimates the amount of variable consideration to be included in the transaction price utilizing one of two prescribed methods, depending on which method better predicts the amount of consideration to which the entity will be entitled. Such methods include: (a) the expected value method, whereby the

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS - (Continued)

amount of variable consideration to be recognized represents the sum of probability weighted amounts in a range of possible consideration amounts, and (b) the most likely amount method, whereby the amount of variable consideration to be recognized represents the single most likely amount in a range of possible consideration amounts. When applying these methods, the Company considers all information that is reasonably available, including historical, current, and estimates of future performance. The expected value method is typically utilized in situations where a contract contains a large number of possible outcomes while the most likely amount method is typically utilized in situations where a contract has only two possible outcomes.
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
Changes in the estimates of transaction prices are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. There were no significant amounts of revenue recognized during the year ended December 31, 2019 related to performance obligations satisfied in prior periods. For the year ended December 31, 2018, we recognized revenue of $7.3 million associated with the final settlement of contract value for three projects which were completed in prior periods. For the years ended December 31, 2019 and 2018, there were no significant reversals of revenue recognized associated with the revision of transaction prices.

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
For certain of our revenue streams, such as call-out repair and service work, outage services, refinery turnarounds, and specialty welding services that are performed under time and materials contracts, our progress towards complete satisfaction of such performance obligations is measured using an output method as the customer receives and consumes the benefits of our performance completed to date.
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS - (Continued)

of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. During 2019, there were no changes in total estimated costs that had a significant impact on our operating results. During 2018, we recognized losses of $10.0 million related to a change in total estimated costs on a transportation project within our United States electrical construction and facilities services segment, resulting in part from contract scope issues. There were no other changes in total estimated costs that resulted in a significant impact to our operating results for the year ended December 31, 2018.
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide construction services relating to electrical and mechanical systems, as well as to provide a number of building services and industrial services to our customers. Our contracts are with many different customers in numerous industries. Refer to Note 19 - Segment Information of the notes to the consolidated financial statements for additional information on how we disaggregate our revenues by reportable segment, as well as a more complete description of our business.
The following tables provide further disaggregation of our revenues by categories we use to evaluate our financial performance within each of our reportable segments (in thousands):

	2019	% of Total	2018	% of Total
United States electrical construction and facilities services:
Commercial market sector	$1,081,737	49%	$839,045	43%
Institutional market sector	125,537	6%	110,046	6%
Hospitality market sector	16,985	1%	32,338	2%
Manufacturing market sector	462,953	21%	388,157	20%
Healthcare market sector	88,752	4%	126,218	6%
Transportation market sector	210,515	9%	284,464	14%
Water and wastewater market sector	19,921	1%	23,337	1%
Short duration projects (1)	158,619	7%	120,109	6%
Service work	54,955	2%	34,105	2%
	2,219,974		1,957,819
Less intersegment revenues	(3,374)		(3,496)
Total segment revenues	$2,216,600		$1,954,323

	2019	% of Total	2018	% of Total
United States mechanical construction and facilities services:
Commercial market sector	$1,185,129	36%	$1,057,542	35%
Institutional market sector	313,409	9%	289,882	10%
Hospitality market sector	35,385	1%	93,827	3%
Manufacturing market sector	533,699	16%	393,637	13%
Healthcare market sector	304,622	9%	240,818	8%
Transportation market sector	32,686	1%	19,415	1%
Water and wastewater market sector	202,428	6%	176,546	6%
Short duration projects (1)	365,721	11%	318,413	11%
Service work	378,839	11%	385,671	13%
	3,351,918		2,975,751
Less intersegment revenues	(11,581)		(12,908)
Total segment revenues	$3,340,337		$2,962,843
 ________

(1)	Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS - (Continued)

	2019	% of Total	2018	% of Total
United States building services:
Commercial site-based services	$571,345	27%	$519,641	28%
Government site-based services	176,282	8%	213,677	11%
Mechanical services	1,238,420	59%	1,032,082	55%
Energy services	120,825	6%	110,085	6%
Total segment revenues	$2,106,872		$1,875,485

	2019	% of Total	2018	% of Total
United States industrial services:
Field services	$922,308	85%	$752,458	82%
Shop services	165,235	15%	170,651	18%
Total segment revenues	1,087,543		923,109

Total United States operations	$8,751,352		$7,715,760

	2019	% of Total	2018	% of Total
United Kingdom building services:
Service work	$212,876	50%	$216,880	52%
Projects & extras	210,383	50%	197,991	48%
Total segment revenues	$423,259		$414,871

Total worldwide operations	$9,174,611		$8,130,631

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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS - (Continued)

As of December 31, 2019 and 2018, contract assets included unbilled revenues for unapproved change orders of approximately $33.1 million and $25.2 million, respectively. As of December 31, 2019 and 2018, there were no claim amounts included within contract assets or accounts receivable. There were contractually billed amounts and retention related to contracts with unapproved change orders and claims of approximately $89.0 million and $96.1 million as of December 31, 2019 and 2018, respectively. For contracts in claim status, contractually billed amounts will generally not be paid by the customer to us until final resolution of the related claims.
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
Net contract liabilities consisted of the following (in thousands):

	2019	2018
Contract assets, current	$177,830	$158,243
Contract assets, non-current	—	—
Contract liabilities, current	(623,642)	(552,290)
Contract liabilities, non-current	(2,142)	(2,069)
Net contract liabilities	$(447,954)	$(396,116)

Included within net contract liabilities were $406.6 million and $359.2 million of net contract liabilities on uncompleted construction projects as of December 31, 2019 and 2018, respectively, as follows (in thousands):

	2019	2018
Costs incurred on uncompleted construction contracts	$9,885,192	$8,656,642
Estimated earnings, thereon	1,349,338	1,172,224
	11,234,530	9,828,866
Less: billings to date	11,641,082	10,188,023
	$(406,552)	$(359,157)

The $51.8 million increase in net contract liabilities for the year ended December 31, 2019 was primarily attributable to the $47.4 million increase in the net contract liabilities on our uncompleted long-term construction contracts, partially as a result of the timing of billings to our customers as amounts invoiced exceeded the revenue recognized on certain large projects in the earlier stages of completion. Contract assets and contract liabilities increased by approximately $8.2 million and $29.0 million, respectively, as a result of acquisitions made in 2019. There was no significant impairment of contract assets recognized during the period.
Contract Retentions
As of December 31, 2019 and 2018, accounts receivable included $298.5 million and $254.6 million, respectively, of retainage billed under terms of our contracts. These retainage amounts represent amounts which have been contractually invoiced to customers where payments have been partially withheld pending the achievement of certain milestones, satisfaction of other contractual conditions or completion of the project. We estimate that approximately 88% of this retainage will be collected during 2020.
As of December 31, 2019 and 2018, accounts payable included $64.7 million and $43.3 million, respectively, of retainage withheld under terms of our subcontracts. These retainage amounts represent amounts invoiced to the Company by our subcontractors where payments have been partially withheld pending the achievement of certain milestones, satisfaction of other contractual conditions or upon completion of the project. We estimate that approximately 86% of this retainage will be paid during 2020.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS - (Continued)

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations (in thousands, except for percentages):

	2019	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,036,216	26%
United States mechanical construction and facilities services	2,229,090	55%
United States building services	542,269	13%
United States industrial services	104,613	3%
Total United States operations	3,912,188	97%
United Kingdom building services	124,176	3%
Total worldwide operations	$4,036,364	100%

Our remaining performance obligations at December 31, 2019 were $4.04 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made.
Remaining performance obligations include unrecognized revenues to be realized from uncompleted construction contracts. Although many of our construction contracts are subject to cancellation at the election of our customers, in accordance with industry practice, we do not limit the amount of unrecognized revenue included within remaining performance obligations for these contracts due to the inherent substantial economic penalty that would be incurred by our customers upon cancellation. We believe our reported remaining performance obligations for our construction contracts are firm and contract cancellations have not had a material adverse effect on us.
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
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$861,268	$174,948
United States mechanical construction and facilities services	1,802,865	426,225
United States building services	532,540	9,729
United States industrial services	104,613	—
Total United States operations	3,301,286	610,902
United Kingdom building services	83,558	40,618
Total worldwide operations	$3,384,844	$651,520

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACQUISITIONS OF BUSINESSES
Acquisitions are accounted for utilizing the acquisition method of accounting and the prices paid for them are allocated to their respective assets and liabilities based upon the estimated fair value of such assets and liabilities at the dates of their respective acquisition by us.
On November 1, 2019, we completed the acquisition of Batchelor & Kimball, Inc. (“BKI”), a leading full service provider of mechanical construction and maintenance services. This acquisition strengthens our position and broadens our capabilities in the Southern and Southeastern regions of the United States, and its results of operations have been included within our United States mechanical construction and facilities services segment. Under the terms of the transaction, we acquired 100% of BKI’s outstanding capital stock for total consideration of approximately $220.0 million. In connection with the acquisition of BKI, we acquired working capital of $29.8 million and other net assets of $4.9 million and have preliminarily ascribed $43.6 million to goodwill and $141.7 million to identifiable intangible assets. Goodwill is calculated as the excess of the consideration transferred over the fair value of the net assets acquired and represents the future economic benefits expected from this strategic acquisition. The weighted average amortization period for the identifiable intangible assets, which consist of a trade name, customer relationships, and contract backlog, is approximately 10.5 years.
In addition to BKI, during 2019, we completed six other acquisitions for total consideration of $85.3 million. Such companies include: (a) a company which provides electrical contracting services in central Iowa, the results of operations of which have been included within our United States electrical construction and facilities services segment, (b) a company which provides mechanical contracting services in south-central and eastern Texas, the results of operations of which have been included within our United States mechanical construction and facilities services segment, and (c) four companies within our United States building services segment which bolster our presence in geographies where we have existing operations and provide either mobile mechanical services or building automation and controls solutions. In connection with these acquisitions, we acquired working capital of $25.3 million and other net assets of $1.3 million and have preliminarily ascribed $29.1 million to goodwill and $29.6 million to identifiable intangible assets.
During 2018, we acquired four companies for total consideration of $71.6 million. Two companies provide mobile mechanical services, one within the Eastern region and the other within the Western region of the United States. The third company is a full service provider of mechanical services within the Southern region of the United States. The results of these three companies have been included in our United States building services segment. The fourth company provides electrical construction and maintenance services for industrial and commercial buildings in north Texas, and its results have been included in our United States electrical construction and facilities services segment. In connection with these acquisitions, we acquired working capital of $8.7 million and have ascribed $26.3 million to goodwill and $36.6 million to identifiable intangible assets.
During 2017, we acquired three companies for total consideration of $111.9 million. One company provides fire protection and alarm services primarily in the Southern region of the United States. The second company provides millwright services for manufacturing companies throughout the United States. Both of their results have been included in our United States mechanical construction and facilities services segment. The third company provides mobile mechanical services within the Western region of the United States, and its results have been included in our United States building services segment. In connection with these acquisitions, we acquired working capital of $12.3 million and other net assets of $2.3 million and have ascribed $40.7 million to goodwill and $56.6 million to identifiable intangible assets.
We expect that all of the goodwill acquired in connection with these acquisitions will be deductible for tax purposes. The purchase price allocations for the businesses acquired in 2019 are preliminary and subject to change during their respective measurement periods. The purchase price allocations for the businesses acquired in 2018 and 2017 have been finalized during their respective measurement periods with an insignificant impact.

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
No income or expense was recognized from discontinued operations for the year ended December 31, 2019.
The results of discontinued operations for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Revenues	$—	$863
Loss from discontinued operation, net of income taxes	$(2,345)	$(857)
Diluted loss per share from discontinued operation	$(0.04)	$(0.01)

The loss from discontinued operations in 2018 was primarily due to the settlement of a previously outstanding legal matter. The loss from discontinued operations in 2017 was primarily due to legal costs incurred, partially offset by revenues recognized upon the settlement of a previously outstanding contract claim.
Included in the Consolidated Balance Sheet at December 31, 2018 were approximately $3.7 million of current liabilities associated with the discontinued operation, primarily consisting of contract retentions, contract warranty obligations and other accrued expenses. No significant liabilities remain as of December 31, 2019.

NOTE 6 - EARNINGS PER SHARE
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the years ended December 31, 2019, 2018, and 2017 (in thousands, except share and per share data):

	2019	2018	2017
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$325,140	$285,876	$228,053
Loss from discontinued operation, net of income taxes	—	(2,345)	(857)
Net income attributable to EMCOR Group, Inc. common stockholders	$325,140	$283,531	$227,196
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	56,208,280	58,112,838	59,254,256
Effect of dilutive securities—Share-based awards	311,001	330,629	364,713
Shares used to compute diluted earnings (loss) per common share	56,519,281	58,443,467	59,618,969
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$5.78	$4.92	$3.85
From discontinued operation	—	(0.04)	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$5.78	$4.88	$3.84
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$5.75	$4.89	$3.83
From discontinued operation	—	(0.04)	(0.01)
Net income attributable to EMCOR Group, Inc. common stockholders	$5.75	$4.85	$3.82
The number of outstanding share-based awards excluded from the computation of diluted EPS for the years ended December 31, 2019, 2018, and 2017 because they would be anti-dilutive were 4,800, 550, and 2,700, respectively.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INVENTORIES
Inventories as of December 31, 2019 and 2018 consist of the following amounts (in thousands):

	2019	2018
Raw materials and construction materials	$31,365	$30,006
Work in process	9,081	12,315
Inventories	$40,446	$42,321

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Machinery and equipment	$166,087	$151,339
Vehicles	59,116	58,205
Furniture and fixtures	22,123	20,655
Computer hardware/software	104,916	98,415
Land, buildings and leasehold improvements	113,020	97,937
Construction in progress	10,236	14,443
Finance lease right-of-use assets (1)	9,609	—
	485,107	440,994
Accumulated depreciation and amortization	(328,920)	(306,643)
	$156,187	$134,351

_________________

(1)
Finance lease right-of-use assets are recorded net of accumulated amortization. Prior to the adoption of ASC 842 on January 1, 2019, assets under capital leases were recorded as machinery and equipment or computer hardware/software.

Depreciation and amortization expense related to property, plant and equipment, including finance leases, was $43.9 million, $38.5 million, and $39.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.
NOTE 9 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill at December 31, 2019 and 2018 was approximately $1,063.9 million and $990.9 million, respectively, and reflects the excess of the consideration transferred in a business combination over the fair value of the net assets acquired. Goodwill attributable to companies acquired in 2019 and 2018 has been valued at $72.7 million and $26.3 million, respectively. Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”) requires that all business combinations be accounted for using the acquisition method and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. Accounting Standards Codification Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives, such as trade names, not be amortized, but instead be tested at least annually for impairment (which we test each October 1, absent any earlier identified impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives. As of December 31, 2019, approximately 13.4% of our goodwill related to our United States electrical construction and facilities services segment, approximately 28.1% of our goodwill related to our United States mechanical construction and facilities services segment, approximately 27.2% of our goodwill related to our United States building services segment and approximately 31.3% of our goodwill related to our United States industrial services segment.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 19, “Segment Information,” of the notes to consolidated financial statements. In assessing whether our goodwill is impaired, we compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is impaired and an impairment loss in the amount of the excess is recognized and charged

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS - (Continued)

to operations. The fair value of each of our reporting units is generally determined using discounted estimated future cash flows; however, in certain circumstances, consideration is given to a market approach whereby fair value is measured based on a multiple of earnings.
For the years ended December 31, 2019 and 2018, no impairment of our goodwill was recognized. As part of our annual impairment testing for the year ended December 31, 2017, we recorded a non-cash impairment charge of $57.5 million within our United States industrial services segment.
The weighted average cost of capital used in our annual testing for impairment as of October 1, 2019 was 9.5%, 9.1% and 10.5% for our domestic construction segments, our United States building services segment and our United States industrial services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for all of our domestic segments. Unfavorable changes in these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average costs of capital would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment to decrease by approximately $108.8 million, $156.7 million, $98.0 million and $40.3 million, respectively. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment to decrease by approximately $61.4 million, $90.5 million, $55.7 million and $20.5 million, respectively. Given the amounts by which the fair value exceeds the carrying value for each of our reporting units other than our United States industrial services segment, the decreases in estimated fair values described above would not have significantly impacted our 2019 impairment test. In the case of our United States industrial services segment, however, such decreases would cause the estimated fair value to approach its carrying value.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. For the years ended December 31, 2019 and 2018, no impairment of our indefinite-lived trade names was recognized. The annual impairment review of our indefinite-lived trade names for the year ended December 31, 2017 resulted in a $0.3 million non-cash impairment charge as a result of a change in the fair value of a subsidiary trade name associated with a prior acquisition reported within our United States building services segment.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their discounted estimated future cash flows. For the years ended December 31, 2019 and 2017, no impairment of our other identifiable intangible assets was recognized. For the year ended December 31, 2018, we recorded a $0.9 million non-cash impairment charge associated with a finite-lived trade name within our United States industrial services segment.
Our development of the discounted future cash flow projections used in impairment testing is based upon assumptions and estimates by management from a review of our operating results and business plans, as well as forecasts of anticipated growth rates and margins, among other considerations. In addition, estimates of the weighted average cost of capital for each reporting unit are developed with the assistance of a third-party valuation specialist. Those assumptions and estimates can change in future periods and other factors used in assessing fair value, such as interest rates, are outside the control of management. There can be no assurance that estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding future business performance including anticipated growth rates and margins are not achieved, or there is a rise in interest rates, we may be required to record goodwill and/or identifiable intangible asset impairment charges in future periods. It is not possible at this time to determine if any future impairment charge will result or, if it does, whether such a charge would be material to our results of operations.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS - (Continued)

The changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2019 and 2018 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	United States industrial services segment	Total
Balance at December 31, 2017	$125,707	$256,265	$255,733	$327,188	$964,893
Acquisitions, sales and purchase price adjustments	7,500	56	18,438	—	25,994
Balance at December 31, 2018	133,207	256,321	274,171	327,188	990,887
Acquisitions, sales and purchase price adjustments	9,338	48,699	14,987	—	73,024
Intersegment transfers	—	(5,800)	—	5,800	—
Balance at December 31, 2019	$142,545	$299,220	$289,158	$332,988	$1,063,911

The aggregate goodwill balance as of December 31, 2017 included $268.1 million of accumulated impairment charges, which were comprised of $139.5 million within the United States building services segment and $128.6 million within the United States industrial services segment.
Identifiable intangible assets as of December 31, 2019 and 2018 consist of the following (in thousands):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$66,745	$(61,651)	$—	$5,094
Developed technology/Vendor network	95,661	(60,156)	—	35,505
Customer relationships	644,755	(277,601)	(4,834)	362,320
Trade names (amortized)	31,148	(21,830)	—	9,318
Trade names (unamortized)	251,440	—	(52,233)	199,207
Total	$1,089,749	$(421,238)	$(57,067)	$611,444

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$58,945	$(56,812)	$—	$2,133
Developed technology/Vendor network	95,661	(55,318)	—	40,343
Customer relationships	522,855	(240,073)	(4,834)	277,948
Trade names (amortized)	31,148	(20,893)	—	10,255
Trade names (unamortized)	209,840	—	(52,233)	157,607
Total	$918,449	$(373,096)	$(57,067)	$488,286

Identifiable intangible assets attributable to businesses acquired in 2019 and 2018 have been valued at $171.3 million and $36.6 million, respectively, and consist of contract backlog, customer relationships, and trade names. See Note 4 - Acquisitions of Businesses of the notes to consolidated financial statements for additional information with respect to acquisitions.
Identifiable intangible amounts are amortized on a straight-line basis, as it best approximates the pattern in which the economic benefits of the identifiable intangible assets are consumed. The weighted average amortization periods for the unamortized balances remaining are, in the aggregate, approximately 8.5 years, which are comprised of the following: 0.75 years for contract backlog, 7.5 years for developed technology/vendor network, 8.75 years for customer relationships and 10.75 years for trade names.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS - (Continued)

Amortization expense related to identifiable intangible assets with finite lives was $48.1 million, $42.4 million, and $48.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. The following table presents the estimated future amortization expense of identifiable intangible assets in the following years (in thousands):

2020	$56,680
2021	50,792
2022	48,589
2023	47,650
2024	47,300
Thereafter	161,226
$412,237

NOTE 10 - DEBT
Credit Agreement
We have a credit agreement dated as of August 3, 2016, which provides for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”) expiring August 3, 2021. We may increase the 2016 Revolving Credit Facility to $1.3 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $300.0 million of available capacity under the 2016 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2016 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2016 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of December 31, 2019 and 2018. A commitment fee is payable on the average daily unused amount of the 2016 Revolving Credit Facility, which ranges from 0.15% to 0.30%, based on certain financial tests. The fee was 0.15% of the unused amount as of December 31, 2019. Borrowings under the 2016 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (1.80% at December 31, 2019) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (4.75% at December 31, 2019), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%.The interest rate in effect at December 31, 2019 was 2.80%. Fees for letters of credit issued under the 2016 Revolving Credit Facility range from 1.00% to 1.75% of the respective face amounts of outstanding letters of credit and are computed based on certain financial tests. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. The 2016 Term Loan previously required us to make principal payments of $5.0 million on the last day of March, June, September and December of each year, which commenced with the calendar quarter ended December 31, 2016. On December 30, 2016, we made a payment of $100.0 million, of which $5.0 million represented our required quarterly payment and $95.0 million represented a prepayment of outstanding principal. Such prepayment was applied against the remaining mandatory quarterly payments on a ratable basis. As a result, commencing with the calendar quarter ended March 31, 2017, our required quarterly payment has been reduced to $3.8 million. All unpaid principal and interest is due on August 3, 2021. As of December 31, 2019 and 2018, the balance of the 2016 Term Loan was $254.4 million and $269.6 million, respectively. As of December 31, 2019 and 2018, we had approximately $109.0 million of letters of credit outstanding. There were $50.0 million and $25.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of December 31, 2019 and December 31, 2018, respectively.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - DEBT - (Continued)

Long-term debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Revolving credit facility	$50,000	$25,000
Term loan, interest payable at varying amounts through 2021	254,431	269,620
Unamortized debt issuance costs	(1,879)	(3,065)
Finance lease liabilities	9,679	4,213
Other	—	9
Total debt	312,231	295,777
Less: current maturities	18,092	16,013
Total long-term debt	$294,139	$279,764

Finance Lease Liabilities
See Note 17 - Leases of the notes to consolidated financial statements for additional information.
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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2019 and 2018 (in thousands):

	Assets at Fair Value as of December 31, 2019
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$358,818	$—	$—	$358,818
Restricted cash (2)	1,102	—	—	1,102
Deferred compensation plan assets (3)	30,295	—	—	30,295
Total	$390,215	$—	$—	$390,215

	Assets at Fair Value as of December 31, 2018
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$363,907	$—	$—	$363,907
Restricted cash (2)	2,307	—	—	2,307
Deferred compensation plan assets (3)	23,124	—	—	23,124
Total	$389,338	$—	$—	$389,338
_________________

(1)
Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At December 31, 2019 and 2018, we had $164.0 million and $161.3 million, respectively, in money market funds.

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
NOTE 12 - INCOME TAXES
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%, eliminating certain deductions including the domestic manufacturing deduction, providing additional limitations on deductions for executive compensation, imposing a mandatory one-time transition tax on accumulated earnings from certain foreign subsidiaries, and creating new taxes on certain foreign sourced earnings. The Tax Act also extended the option to claim accelerated depreciation deductions by allowing companies to fully deduct qualified property in the year such property is placed in service.
In 2018, we finalized our accounting for the income tax effects of the Tax Act, for which we had previously recorded provisional amounts in our 2017 consolidated financial statements in accordance with Staff Accounting Bulletin No. 118. During the year ended December 31, 2017, our net federal and state deferred tax liability balances were reduced by approximately $39.3 million, which was recorded as a reduction of income tax expense in the Company’s Consolidated Statements of Operations, as U.S. generally accepted accounting principles required a re-measurement of our deferred tax assets and liabilities as of the date of enactment.
We continue to monitor for potential future changes in certain state and local tax regulations resulting from the Tax Act which may have an impact on our consolidated income tax provision in future periods.
For the years ended December 31, 2019, 2018, and 2017, our income tax provision was calculated based on income from continuing operations before income taxes as follows (in thousands):

	2019	2018	2017
United States	$430,253	$375,408	$303,854
Foreign	20,636	19,620	14,895
	$450,889	$395,028	$318,749

The income tax provision in the accompanying Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017 consisted of the following (in thousands):

	2019	2018	2017
Current provision:
Federal	$89,264	$75,405	$120,317
State and local	31,099	28,063	23,496
Foreign	3,685	1,389	244
	124,048	104,857	144,057
Deferred provision (benefit)	1,701	4,249	(53,358)
	$125,749	$109,106	$90,699

Our 2019 income tax provision from continuing operations was $125.7 million compared to $109.1 million for 2018 and $90.7 million for 2017. The increase in the income tax provision for each year was primarily driven by increased income from continuing operations before income taxes.
The actual income tax rates on income from continuing operations before income taxes, less amounts attributable to noncontrolling interests, for the years ended December 31, 2019, 2018, and 2017, were 27.9%, 27.6%, and 28.5%, respectively. The increase in the 2019 actual income tax rate compared to 2018 was predominantly due to: (a) an increase in our state deferred tax rate, partially as a result of a change in the mix of income, and (b) the continued application of the Tax Act, including the application of guidance regarding certain permanent differences and other nondeductible expenses. The decrease in the 2018 actual income tax rate

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES - (Continued)

compared to 2017 was due to the net impact of the Tax Act, including the reduction of the U.S. federal corporate tax rate from 35% to 21% in 2018, partially offset by the reduction in income tax expense associated with the re-measurement of our net deferred tax liability balance in 2017.
Items accounting for the differences between income taxes computed at the federal statutory rate and the income tax provision for the years ended December 31, 2019, 2018, and 2017 were as follows (in thousands):

	2019	2018	2017
Federal income taxes at the statutory rate	$94,687	$82,946	$111,562
State and local income taxes, net of federal tax benefits	24,904	21,827	15,736
State tax reserves	—	(7)	(2,543)
Permanent differences	7,149	6,584	4,916
Domestic manufacturing deduction	—	—	(10,387)
Excess tax benefit from share-based compensation	(733)	(1,227)	(1,341)
Goodwill impairment	—	—	17,055
Foreign income taxes (including UK statutory rate changes)	(170)	70	(2,586)
Impact of federal rate change on net deferred tax liabilities	—	—	(39,343)
Federal tax reserves	—	(67)	(1,247)
Other	(88)	(1,020)	(1,123)
	$125,749	$109,106	$90,699

Our income tax provision for the year ended December 31, 2019 and 2018 included $0.1 million and $0.6 million, respectively, for the minimum tax on global intangible low-taxed income for certain earnings of our foreign subsidiaries, as required under the Tax Act. The Company has elected to recognize such tax as an expense in the period incurred.
As of December 31, 2019, we had undistributed foreign earnings from certain foreign subsidiaries of approximately $69.8 million. Based on our evaluation, and given that a significant portion of such earnings were subject to tax in prior periods or are indefinitely reinvested, we have concluded that any taxes associated with the repatriation of such foreign earnings would be immaterial. As of December 31, 2019, the amount of cash held by these foreign subsidiaries was approximately $67.7 million which, if repatriated, should not result in any federal or state income taxes.
Tax benefits associated with uncertain tax positions are recognized only if it is “more likely than not” that the tax position would be sustained on its technical merits. For positions not meeting the “more likely than not” test, no tax benefit is recognized. As of December 31, 2019 and 2018, we had no unrecognized income tax benefits.
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. The Company is currently under examination by various taxing authorities for the years 2014 through 2018.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES - (Continued)

Deferred income tax assets and liabilities are recognized in the Consolidated Balance Sheets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The deferred income tax assets and deferred income tax liabilities recorded for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Deferred income tax assets:
Excess of amounts expensed for financial statement purposes over amounts deducted for income tax purposes:
Insurance liabilities	$47,022	$44,192
Pension liability	2,733	3,204
Operating lease liabilities (1)	68,158	—
Deferred compensation	32,685	29,300
Other (including liabilities and reserves)	25,647	27,400
Total deferred income tax assets	176,245	104,096
Valuation allowance for deferred tax assets	(3,463)	(3,855)
Net deferred income tax assets	172,782	100,241
Deferred income tax liabilities:
Costs capitalized for financial statement purposes and deducted for income tax purposes:
Goodwill and identifiable intangible assets	(156,604)	(152,761)
Operating lease right-of-use assets (1)	(65,090)	—
Depreciation of property, plant and equipment	(18,622)	(14,904)
Other	(4,212)	(3,424)
Total deferred income tax liabilities	(244,528)	(171,089)
Net deferred income tax liabilities	$(71,746)	$(70,848)

_________________

(1)
As discussed in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements, on January 1, 2019, we adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”), which required lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. We adopted this pronouncement utilizing the transition practical expedient added by the FASB, which eliminated the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption.

The components of the net deferred income tax liabilities in the accompanying Consolidated Balance Sheets are included in “Other assets” in the amount of $3.4 million and $4.7 million and “Other long-term obligations” in the amount of $75.2 million and $75.5 million, at December 31, 2019 and 2018, respectively.
Valuation allowances are established when necessary to reduce deferred income tax assets when it is more likely than not that a tax benefit will not be realized. As of December 31, 2019 and 2018, the total valuation allowance on deferred income tax assets was approximately $3.5 million and $3.9 million, respectively, related to state and local net operating losses. Although realization is not assured, we believe it is more likely than not that the deferred income tax assets, net of the valuation allowance discussed above, will be realized. The amount of the deferred income tax assets considered realizable, however, could be reduced if estimates of future income are reduced.
At December 31, 2019, there are no longer any trading losses available for United Kingdom income tax purposes. At December 31, 2018, we had trading losses for United Kingdom income tax purposes of approximately $4.2 million, which were utilized in 2019 and are subject to review by the United Kingdom taxing authority.
Realization of our deferred income tax assets is dependent on our generating sufficient taxable income in the jurisdictions in which such deferred tax assets will reverse. We believe that our deferred income tax assets will be realized through projected future income.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMON STOCK
As of December 31, 2019 and 2018, there were 56,219,831 and 55,983,763 shares of our common stock outstanding, respectively.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.08 per share.
On September 26, 2011, our Board of Directors (the “Board”) authorized us to repurchase up to $100.0 million of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $950.0 million of our outstanding common stock. No shares of our common stock were repurchased during the year ended December 31, 2019. Since the inception of the repurchase program through December 31, 2019, we have repurchased approximately 15.9 million shares of our common stock for approximately $791.5 million. As of December 31, 2019, there remained authorization for us to repurchase approximately $158.5 million of our shares. The repurchase program has no expiration date and does not obligate the Company to acquire any particular amount of common stock and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2016 Credit Agreement placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
NOTE 14 - SHARE-BASED COMPENSATION PLANS
We have an incentive plan under which stock options, stock awards, stock units and other share-based compensation may be granted to officers, non-employee directors and key employees of the Company. Under the terms of this plan, 3,250,000 shares were authorized, and 1,160,086 shares are available for grant or issuance as of December 31, 2019. Any issuances under this plan are valued at the fair market value of the common stock on the grant date. The vesting and expiration of any stock option grants and the vesting schedule of any stock awards or stock units are determined by the Compensation and Personnel Committee of our Board of Directors at the time of the grant. Forfeitures are recognized as they occur.
The following table summarizes activity regarding our stock options and awards of shares and stock units since December 31, 2016:

Stock Options			Restricted Stock Units
	Shares	Weighted Average Price		Shares	Weighted Average Price
Balance, December 31, 2016	143,000	$23.06	Balance, December 31, 2016	492,288	$44.93
Granted	—	—	Granted	198,179	$68.33
Expired	—	—	Forfeited	(1,200)	$60.68
Exercised	(50,000)	$20.42	Vested	(180,395)	$44.57
Balance, December 31, 2017	93,000	$24.48	Balance, December 31, 2017	508,872	$54.13
Granted	—	—	Granted	135,259	$80.37
Expired	—	—	Forfeited	(1,250)	$71.27
Exercised	(53,000)	$24.48	Vested	(166,295)	$48.44
Balance, December 31, 2018	40,000	$24.48	Balance, December 31, 2018	476,586	$63.52
Granted	—	—	Granted	169,766	$64.34
Expired	—	—	Forfeited	(2,545)	$71.88
Exercised	(20,000)	$24.48	Vested	(226,229)	$51.64
Balance, December 31, 2019	20,000	$24.48	Balance, December 31, 2019	417,578	$70.24

We recognized approximately $11.4 million, $11.0 million, and $9.9 million of compensation expense for stock units awarded to non-employee directors and employees pursuant to incentive plans for the years ended December 31, 2019, 2018, and 2017, respectively. We have approximately $8.7 million of compensation expense, net of income taxes, which will be recognized over the remaining vesting periods of up to approximately 3 years. In addition, an aggregate of 72,310 restricted stock units granted to non-employee directors vested as of December 31, 2019, but issuance has been deferred up to 5 years.
All outstanding stock options were fully vested; therefore, no compensation expense was recognized with respect to stock options for the years ended December 31, 2019, 2018, and 2017.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SHARE-BASED COMPENSATION PLANS - (Continued)

The income tax benefit derived in 2019, 2018, and 2017 as a result of stock option exercises and other share-based compensation was approximately $2.6 million, $3.6 million, and $3.9 million, respectively, of which approximately $1.0 million, $1.6 million, and $1.6 million, respectively, represented excess tax benefits. The total intrinsic value of options (the amounts by which the stock price exceeded the exercise price of the option on the date of exercise) that were exercised during 2019, 2018, and 2017 was approximately $1.2 million, $2.7 million, and $2.3 million, respectively.
At December 31, 2019, 2018, and 2017, 20,000 options, 40,000 options and 93,000 options were outstanding and exercisable, respectively. The weighted average exercise price for all such options was $24.48. The total aggregate intrinsic value of options outstanding and exercisable as of December 31, 2019, 2018, and 2017 were approximately $1.2 million, $1.4 million, and $5.3 million, respectively.
The following table summarizes information about our outstanding stock options as of December 31, 2019:

Stock Options Outstanding and Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
$24.48	20,000	0.45 Years	$24.48

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
We account for the UK Plan and other defined benefit plans in accordance with Accounting Standards Codification Topic 715, “Compensation-Retirement Benefits” (“ASC 715”). ASC 715 requires that (a) the funded status, which is measured as the difference between the fair value of plan assets and the projected benefit obligations, be recorded in our balance sheet with a corresponding adjustment to accumulated other comprehensive income (loss) and (b) gains and losses for the differences between actuarial assumptions and actual results, and unrecognized service costs, be recognized through accumulated other comprehensive income (loss). These amounts will be subsequently recognized as net periodic pension cost.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - RETIREMENT PLANS - (Continued)

The change in benefit obligations and assets of the UK Plan for the years ended December 31, 2019 and 2018 consisted of the following components (in thousands):

	2019	2018
Change in pension benefit obligation
Benefit obligation at beginning of year	$281,776	$332,618
Interest cost	7,961	8,085
Actuarial loss (gain)	32,866	(27,755)
Benefits paid	(12,059)	(14,318)
Foreign currency exchange rate changes	12,222	(16,854)
Benefit obligation at end of year	322,766	281,776
Change in pension plan assets
Fair value of plan assets at beginning of year	264,194	295,968
Actual return on plan assets	38,808	(6,489)
Employer contributions	4,428	4,742
Benefits paid	(12,059)	(14,318)
Foreign currency exchange rate changes	11,630	(15,709)
Fair value of plan assets at end of year	307,001	264,194
Funded status at end of year	$(15,765)	$(17,582)

Amounts not yet reflected in net periodic pension cost and included in accumulated other comprehensive loss were as follows (in thousands):

	2019	2018
Unrecognized losses	$94,211	$86,768

The underfunded status of the UK Plan of $15.8 million and $17.6 million at December 31, 2019 and 2018, respectively, is included in “Other long-term obligations” in the accompanying Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ending December 31, 2020.
The weighted average assumptions used to determine benefit obligations as of December 31, 2019 and 2018 were as follows:

	2019	2018
Discount rate	2.1%	2.9%

The weighted average assumptions used to determine net periodic pension cost for the years ended December 31, 2019, 2018, and 2017 were as follows:

	2019	2018	2017
Discount rate	2.9%	2.5%	2.7%
Annual rate of return on plan assets	4.9%	5.0%	5.3%

The annual rate of return on plan assets has been determined by modeling possible returns using the actuary’s portfolio return calculator and the fair value of plan assets. This models the long term expected returns of the various asset classes held in the portfolio and takes into account the additional benefits of holding a diversified portfolio. For measurement purposes of the liability, the annual rates of inflation of covered pension benefits assumed for 2019 and 2018 were 2.0% and 2.1%, respectively.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - RETIREMENT PLANS - (Continued)

The components of net periodic pension cost (income) of the UK Plan for the years ended December 31, 2019, 2018, and 2017 were as follows (in thousands):

	2019	2018	2017
Interest cost	$7,961	$8,085	$8,622
Expected return on plan assets	(12,165)	(13,797)	(13,508)
Amortization of unrecognized loss	2,342	2,630	2,942
Net periodic pension cost (income)	$(1,862)	$(3,082)	$(1,944)

Actuarial gains and losses are amortized using a corridor approach whereby cumulative gains and losses in excess of the greater of 10% of the pension benefit obligation or the fair value of plan assets are amortized over the average life expectancy of plan participants. The amortization period for 2019 was 25 years.
The reclassification adjustment, net of income taxes, for the UK Plan from accumulated other comprehensive loss into net periodic pension cost for the years ended December 31, 2019, 2018, and 2017 was approximately $1.9 million, $2.1 million, and $2.3 million, respectively. The estimated unrecognized loss for the UK Plan that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next year is approximately $2.0 million, net of income taxes.
UK Plan Assets
The investment policies and strategies for the assets of the UK Plan are established by its trustees (who are independent of the Company) to achieve a reasonable balance between risk, likely return, and administration expense, as well as to maintain funds at a level to meet minimum funding requirements. In order to ensure that an appropriate investment strategy is in place, an analysis of the UK Plan’s assets and liabilities is completed periodically. Target allocation percentages vary over time depending on the perceived risk and return potential of various asset classes and market conditions. The weighted average asset allocations and weighted average target allocations at December 31, 2019 and 2018 were as follows:

Asset Category	Target Asset Allocation	December 31, 2019	December 31, 2018
Debt	65.0%	70.6%	71.2%
Equity	15.0%	10.5%	13.4%
Cash	10.0%	10.5%	6.1%
Real estate	10.0%	8.4%	9.3%
Total	100.0%	100.0%	100.0%

Plan assets of our UK Plan are invested through third-party fund managers in various investments with underlying holdings which consist of: (a) debt securities, which include United Kingdom government debt and United States, United Kingdom, European and emerging market corporate debt, (b) equity securities, which include marketable equity and equity like instruments across developed global equity markets, and (c) real estate assets, which represent trusts which invest directly or indirectly in various properties throughout the United Kingdom.
Assets of the UK Plan are allocated within the fair value hierarchy discussed in Note 11 - Fair Value Measurements, based on the nature of the investment. Level 1 assets represent cash. Level 2 assets consist of corporate debt funds, government bond funds, and equity funds whose underlying investments are valued using observable marketplace inputs. The fair value of the level 2 assets are generally determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields, and quoted prices.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - RETIREMENT PLANS - (Continued)

Investments valued using net asset value (“NAV”) as a practical expedient are excluded from the fair value hierarchy. These investments include: (a) funds which invest predominantly in senior secured debt instruments, targeting diversity across regions and sectors, as well as funds which invest in diversified credit vehicles that seek higher returns than traditional fixed income, primarily through investments in U.S. corporate debt, global credit, and structured debt, and (b) funds which aim to provide long-term income through investment in UK property assets. These investments are redeemable at NAV on a monthly or quarterly basis and have redemption notice periods of up to 90 days. In addition, certain of these investments are subject to a lockup period of up to 24 months.
The methods described above may produce fair values that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes the valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The following tables set forth the fair value of assets of the UK Plan as of December 31, 2019 and 2018 (in thousands):

	Assets at Fair Value as of December 31, 2019
Asset Category	Level 1	Level 2	Level 3	Total
Corporate debt funds	$—	$64,314	$—	$64,314
Government bond funds	—	49,164	—	49,164
Equity funds	—	32,356	—	32,356
Cash	32,240	—	—	32,240
Total plan assets in fair value hierarchy	$32,240	$145,834	$—	178,074
Plan assets measured using NAV as a practical expedient: (1)
Debt funds				103,188
Real estate funds				25,739
Total plan assets at fair value				$307,001

	Assets at Fair Value as of December 31, 2018
Asset Category	Level 1	Level 2	Level 3	Total
Corporate debt funds	$—	$37,703	$—	$37,703
Government bond funds	—	52,445	—	52,445
Equity funds	—	35,425	—	35,425
Cash	16,097	—	—	16,097
Total plan assets in fair value hierarchy	$16,097	$125,573	$—	141,670
Plan assets measured using NAV as a practical expedient: (1)
Debt funds				98,077
Real estate funds				24,447
Total plan assets at fair value				$264,194

_________________

(1)
Certain investments measured using NAV as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - RETIREMENT PLANS - (Continued)

Cash Flows:
Contributions
Our United Kingdom subsidiary expects to contribute approximately $4.8 million to the UK Plan in 2020.
Estimated Future Benefit Payments
The following estimated benefit payments are expected to be paid in the following years (in thousands):

Pension Benefit Payments
2020	$12,887
2021	$13,240
2022	$13,603
2023	$13,976
2024	$14,358
Succeeding five years	$77,912

The following table shows certain information for the UK Plan where the accumulated benefit obligation is in excess of plan assets as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Projected benefit obligation	$322,766	$281,776
Accumulated benefit obligation	$322,766	$281,776
Fair value of plan assets	$307,001	$264,194

We also sponsor three domestic retirement plans in which participation by new individuals is frozen. The benefit obligation associated with these plans as of December 31, 2019 and 2018 was approximately $9.2 million and $8.5 million, respectively. The estimated fair value of the plan assets as of December 31, 2019 and 2018 was approximately $5.7 million and $4.9 million, respectively. The plan assets are considered Level 1 assets within the fair value hierarchy and are predominantly invested in cash, equities, and equity and bond funds. The liability balances as of December 31, 2019 and 2018 are classified as “Other long-term obligations” in the accompanying Consolidated Balance Sheets. The measurement date for these plans is December 31 of each year. The major assumptions used in the actuarial valuations to determine benefit obligations as of December 31, 2019 and 2018 included discount rates of 3.00% to 4.00% for 2019 and 4.00% to 4.25% for 2018. Also, included was an expected rate of return of 7.00% for both 2019 and 2018. The net periodic pension cost associated with the domestic plans was approximately $0.3 million for each of the years ended December 31, 2019 and 2018. The reclassification adjustment, net of income taxes, from accumulated other comprehensive loss into net periodic pension cost was approximately $0.2 million for each of the years ended December 31, 2019, 2018, and 2017. The estimated loss for these plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next year is approximately $0.3 million, net of income taxes. The future estimated benefit payments expected to be paid from the plans for the next ten years is approximately $0.6 million per year.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - RETIREMENT PLANS - (Continued)

An FIP or RP requires a particular MEPP to adopt measures to correct its underfunding status. These measures may include, but are not limited to: (a) an increase in our contribution rate as a signatory to the applicable CBA, (b) a reallocation of the contributions already being made by participating employers for various benefits to individuals participating in the MEPP, and/or (c) a reduction in the benefits to be paid to future and/or current retirees. In addition, the PPA requires that a 5% surcharge be levied on employer contributions for the first year commencing after the date the employer receives notice that the MEPP is in critical status and a 10% surcharge on each succeeding year until a CBA is in place with terms and conditions consistent with the RP.
We could also be obligated to make payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce our number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closure of a subsidiary assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) would equal our proportionate share of the MEPPs’ unfunded vested benefits. We believe that certain of the MEPPs in which we participate may have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the MEPP’s current financial situation, we are unable to determine (a) the amount and timing of a future withdrawal liability, if any, and (b) whether our participation in these MEPPs could have a material adverse impact on our financial position, results of operations or liquidity. We did not record any withdrawal liability for the years ended December 31, 2019, 2018, and 2017.
The following table lists all domestic MEPPs to which our contributions exceeded $2.0 million in 2019. Additionally, this table also lists all domestic MEPPs to which we contributed in 2019 in excess of $0.5 million for MEPPs in the critical status, “red zone,” and $1.0 million for MEPPs in the endangered status, “orange or yellow zones,” as defined by the PPA (in thousands):

Pension Fund	EIN/Pension Plan Number		PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date or range of expiration dates of CBA(s)
			2019	2018		2019	2018	2017
National Electrical Benefit Fund	53-0181657	001	Green	Green	NA	$16,901	$10,700	$11,572	No	January 2020 to November 2022
National Automatic Sprinkler Industry Pension Fund	52-6054620	001	Red	Red	Implemented	15,924	14,888	14,228	No	June 2020 to June 2022
Plumbers & Pipefitters National Pension Fund	52-6152779	001	Yellow	Yellow	Implemented	13,821	11,868	12,550	No	February 2020 to August 2026
Sheet Metal Workers National Pension Fund	52-6112463	001	Yellow	Yellow	Implemented	11,713	10,895	12,895	No	April 2020 to June 2024
Pension, Hospitalization & Benefit Plan of the Electrical Industry-Pension Trust Account	13-6123601	001	Green	Green	NA	10,075	10,469	9,489	No	April 2020 to April 2022
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919	001	Green	Green	NA	8,434	5,485	4,441	Yes	January 2020 to July 2021
Plumbers Pipefitters & Mechanical Equipment Service Local Union 392 Pension Plan	31-0655223	001	Red	Red	Implemented	6,412	6,047	6,084	Yes	June 2022
Southern California IBEW-NECA Pension Trust Fund	95-6392774	001	Yellow	Yellow	Implemented	6,277	5,754	3,669	No	May 2020 to November 2022
Central Pension Fund of the IUOE & Participating Employers	36-6052390	001	Green	Green	NA	6,253	6,384	6,070	No	February 2020 to December 2023
Sheet Metal Workers Pension Plan of Northern California	51-6115939	001	Red	Red	Implemented	6,233	5,488	6,023	No	June 2020 to June 2026
Arizona Pipe Trades Pension Trust Fund	86-6025734	001	Green	Green	NA	6,071	2,640	1,662	Yes	June 2020
Edison Pension Plan	93-6061681	001	Green	Green	NA	5,361	3,140	1,628	Yes	December 2020
Pipefitters Union Local 537 Pension Fund	51-6030859	001	Green	Green	NA	4,754	6,038	4,057	Yes	September 2020 to August 2021

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - RETIREMENT PLANS - (Continued)

Pension Fund	EIN/Pension Plan Number		PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date or range of expiration dates of CBA(s)
			2019	2018		2019	2018	2017
Heating, Piping & Refrigeration Pension Fund	52-1058013	001	Green	Green	NA	4,185	2,619	2,437	No	June 2020 to July 2021
U.A. Local 393 Pension Trust Fund Defined Benefit	94-6359772	002	Green	Green	NA	3,858	4,298	1,540	Yes	June 2020 to June 2021
San Diego Electrical Pension Plan	95-6101801	001	Green	Green	NA	3,843	3,008	2,862	Yes	May 2020 to May 2022
Eighth District Electrical Pension Fund	84-6100393	001	Green	Green	NA	3,590	3,486	3,786	Yes	May 2020 to May 2022
Southern California Pipe Trades Retirement Fund	51-6108443	001	Green	Green	NA	3,274	3,095	3,907	No	June 2020 to August 2026
Electrical Contractors Association and Local Union 134, IBEW Joint Pension Trust of Chicago Pension Plan 2	51-6030753	002	Green	Green	NA	3,204	4,308	5,537	No	May 2020
Northern California Pipe Trades Pension Plan	94-3190386	001	Green	Green	NA	3,077	3,104	2,963	No	June 2020 to June 2021
NECA-IBEW Pension Trust Fund	51-6029903	001	Green	Green	NA	2,528	2,650	3,060	No	May 2020 to December 2020
U.A. Plumbers Local 24 Pension Fund	22-6042823	001	Green	Green	NA	2,460	3,461	3,092	Yes	April 2020
Sheet Metal Workers Pension Plan of Southern California, Arizona & Nevada	95-6052257	001	Yellow	Yellow	Implemented	2,423	1,934	3,268	No	June 2020 to June 2024
Connecticut Plumbers & Pipefitters Pension Fund	06-6050353	001	Green	Green	NA	2,231	2,104	1,988	Yes	June 2021
U.A. Local 38 Defined Benefit Pension Plan	94-1285319	001	Green	Green	NA	2,030	1,551	2,097	No	June 2020 to June 2023
Plumbing & Pipe Fitting Local 219 Pension Fund	34-6682376	001	Red	Red	Implemented	1,937	2,197	1,335	Yes	May 2020
Boilermaker-Blacksmith National Pension Trust	48-6168020	001	Red	Red	Implemented	1,681	1,446	1,083	No	September 2020 to April 2022
Plumbers & Pipefitters Local Union No. 502 & 633 Pension Fund	61-6078145	001	Yellow	Yellow	Implemented	1,596	1,167	801	No	May 2020 to July 2022
Plumbers & Pipefitters Local 162 Pension Fund	31-6125999	001	Yellow	Yellow	Implemented	1,124	1,273	801	Yes	May 2020 to May 2022
Steamfitters Local Union No. 420 Pension Plan	23-2004424	001	Red	Red	Implemented	641	706	687	No	May 2020
Other Multiemployer Pension Plans						53,567	48,026	43,604		Various
Total Contributions						$215,478	$190,229	$179,216

_________________

(1)	The zone status represents the most recent available information for the respective MEPP, which may be 2018 or earlier for the 2019 year and 2017 or earlier for the 2018 year.

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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - RETIREMENT PLANS - (Continued)

The nature and diversity of our operations may result in volatility in the amount of our contributions to a particular MEPP for any given period. That is because, in any given market, a change in the mix, volume of, or size of our projects could result in a change in our direct labor force and a corresponding change in our contributions to the MEPP(s) dictated by the applicable CBA. Additionally, the amount of contributions to a particular MEPP could also be affected by the terms of the CBA, which could require at a particular time, an increase in the contribution rate and/or surcharges. Our contributions to various MEPPs increased by approximately $4.8 million as a result of acquisitions made by us since 2017.
We also participated in an MEPP that is located within the United Kingdom for which we have contributed less than $0.1 million for each of the years ended December 31, 2019, 2018, and 2017. The information that we have obtained relating to this plan is not as readily available and/or as comparable as the information that has been ascertained in the United States. Based upon the most recently available information, the plan is 100% funded. This plan closed to future contributions and participants during 2019.
Additionally, we contribute to certain multiemployer plans that provide post retirement benefits such as health and welfare benefits and/or defined contribution/annuity plans, among others. Our contributions to these plans were approximately $153.5 million, $135.9 million, and $130.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. Our contributions to other post retirement benefit plans increased by approximately $11.0 million as a result of acquisitions made by us since 2017. The amount of contributions to these plans is also subject for the most part to the factors discussed above in conjunction with the MEPPs.
Defined Contribution Plans
We have defined contribution retirement and savings plans that cover eligible employees in the United States. Contributions to these plans are based on a percentage of the employee’s base compensation. The expenses recognized for the years ended December 31, 2019, 2018, and 2017 for these plans were approximately $32.4 million, $29.8 million, and $28.1 million, respectively. At our discretion and subject to applicable plan documents, we may make additional supplemental matching contributions to one of our defined contribution retirement and savings plans. The expenses recognized related to additional supplemental matching contributions for the years ended December 31, 2019, 2018, and 2017 were approximately $6.8 million, $6.1 million, and $5.5 million, respectively.
Our United Kingdom subsidiary also has defined contribution retirement plans. The expense recognized for the years ended December 31, 2019, 2018, and 2017 was approximately $6.1 million, $4.9 million, and $3.9 million, respectively.
NOTE 16 - COMMITMENTS AND CONTINGENCIES
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
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. Surety Bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. Public sector contracts require Surety Bonds more frequently than private sector contracts and, accordingly, our bonding requirements typically increase as the amount of our public sector work increases. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. As of December 31, 2019, based on the percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.2 billion. We are not aware of any losses in connection with Surety Bonds, which have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.
We are subject to regulation with respect to the handling of certain materials used in construction, which are classified as hazardous or toxic by federal, state, and local agencies. Our practice is to avoid participation in projects principally involving the remediation or removal of such materials. However, when remediation is required as part of our contract performance, we believe

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

we comply with all applicable regulations governing the discharge of hazardous materials into the environment or otherwise relating to the protection of the environment.
At December 31, 2019, we employed approximately 36,000 people, approximately 59% of whom are represented by various unions pursuant to approximately 400 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.
Restructuring expenses, primarily related to employee severance obligations, were $1.5 million, $2.3 million, and $1.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, 2018, and 2017, the balance of our restructuring related obligations yet to be paid was $1.6 million, $1.6 million, and $0.5 million, respectively. The majority of obligations outstanding as of December 31, 2018 and 2017 were paid during 2019 and 2018, respectively. The obligations outstanding as of December 31, 2019 will be paid pursuant to our contractual obligations throughout 2020 and 2021. No material expenses in connection with restructuring from continuing operations are expected to be incurred during 2020.
The changes in restructuring activity by reportable segment during the years ended December 31, 2019 and 2018 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States building services segment	Corporate administration	Total
Balance at December 31, 2017	$452	$40	$—	$492
Charges	—	882	1,424	2,306
Payments	(422)	(746)	—	(1,168)
Balance at December 31, 2018	30	176	1,424	1,630
Charges	445	1,078	—	1,523
Payments	(30)	(842)	(723)	(1,595)
Balance at December 31, 2019	$445	$412	$701	$1,558

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
NOTE 17 Leases
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 - LEASES (Continued)

As part of our adoption, we elected to utilize the package of practical expedients permitted under the new standard, which allowed us to not reassess: (a) whether an existing contract is or contains a lease, (b) the classification for existing leases, and (c) initial direct costs. Further, as permitted by the standard, we made an accounting policy election not to record right-of-use assets or lease liabilities for leases with an initial term of 12 months or less. Instead, consistent with previous accounting guidance, we will recognize payments for such leases in the statement of operations on a straight-line basis over the lease term.
We lease real estate, vehicles and equipment under various arrangements which are classified as either operating or finance leases. A lease exists when a contract or part of a contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In determining whether a lease exists, we consider whether a contract provides us with both: (a) the right to obtain substantially all of the economic benefits from the use of the identified asset and (b) the right to direct the use of the identified asset.
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
Lease Position as of December 31, 2019
The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheet as of December 31, 2019 (in thousands):

	Classification on the Consolidated Balance Sheet	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$245,471
Finance lease assets	Property, plant and equipment, net	9,609
Total lease assets		$255,080

Liabilities
Current
Operating	Operating lease liabilities, current	$53,144
Finance	Current maturities of long-term debt and finance lease liabilities	4,088
Noncurrent
Operating	Operating lease liabilities, long-term	204,950
Finance	Long-term debt and finance lease liabilities	5,591
Total lease liabilities		$267,773

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 - LEASES (Continued)

Lease Costs
The following table presents information related to lease expense for the year ended December 31, 2019 (in thousands):

2019
Finance lease expense:
Amortization expense	$4,575
Interest expense	427
Operating lease expense	66,650
Short-term lease expense	149,528
Variable lease expense	4,924
Total lease expense	$226,104
Rent expense for operating leases and other rental items, including short-term equipment rentals, for the years ended December 31, 2018 and 2017 was approximately $191.8 million and $166.5 million, respectively. For the years ended December 31, 2019, 2018, and 2017, sublease rental income was approximately $0.5 million, $0.6 million, and $0.6 million, respectively.
Lease Term and Discount Rate
The following table presents certain information related to lease terms and discount rates for leases as of December 31, 2019:

December 31, 2019
Weighted-average remaining lease term:
Operating leases	6.7 years
Finance leases	2.9 years
Weighed-average discount rate:
Operating leases	4.04%
Finance leases	4.16%

Other Information
The following table presents supplemental cash flow information related to leases for the year ended December 31, 2019 (in thousands):

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$65,757
Operating cash flows used for finance leases	$427
Financing cash flows used for finance leases	$4,571
Right-of-use assets obtained in exchange for new operating lease liabilities	$84,089
Right-of-use assets obtained in exchange for new finance lease liabilities	$5,311

For the years ended December 31, 2018 and 2017 (prior to the adoption of ASC 842), assets acquired under capital leases amounted to approximately $1.1 million and $1.3 million, respectively.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 - LEASES (Continued)

Maturity of Lease Liabilities
The following table reconciles future minimum lease payments on an undiscounted cash flow basis to the lease liabilities reported in the Consolidated Balance Sheet as of December 31, 2019 (in thousands):

	Operating Leases	Finance Leases
2020	$62,457	$4,391
2021	50,505	3,039
2022	42,155	1,807
2023	35,223	743
2024	26,049	138
Thereafter	80,661	129
Total minimum lease payments	297,050	10,247
Less: Amount of lease payments representing interest	(38,956)	(568)
Present value of future minimum lease payments	$258,094	$9,679

Current portion of lease liabilities	$53,144	$4,088
Noncurrent portion of lease liabilities	204,950	5,591
Present value of future minimum lease payments	$258,094	$9,679

NOTE 18 - ADDITIONAL CASH FLOW INFORMATION
The following presents information about cash paid for interest and income taxes for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	2019	2018	2017
Cash paid during the year for:
Interest	$12,683	$12,435	$11,456
Income taxes	$126,169	$123,651	$130,226

NOTE 19 - SEGMENT INFORMATION
Our reportable segments reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States building services and our United States industrial services segments due to changes in our internal reporting structure.
We have the following reportable segments: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; process instrumentation in the refining, chemical processing, food processing and mining industries; low-voltage systems, such as fire alarm, security and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration and clean-room process ventilation; fire protection; plumbing, process and high-purity piping; controls and filtration; water and wastewater treatment and central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom building services. The “United States building services” and “United Kingdom building services” segments principally consist of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities, including commercial and government site-based operations and maintenance; facility maintenance and services, including reception, security and catering services; outage services to utilities and industrial plants; military base operations support services; mobile mechanical maintenance and services; floor care and janitorial services; landscaping, lot sweeping and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SEGMENT INFORMATION - (Continued)

and bodies; and small modification and retrofit projects, which services are not generally related to customers’ construction programs. The “United States industrial services” segment principally consists of those operations which provide industrial maintenance and services for refineries, petrochemical plants, and other customers within the oil and gas industry. Services of this segment include refinery turnaround planning and engineering; specialty welding; overhaul and maintenance of critical process units; specialty technical services; on-site repairs, maintenance and service of heat exchangers, towers, vessels and piping; design, manufacturing, repair, and hydro blast cleaning of shell and tube heat exchangers and related equipment; and construction, maintenance, and other support services for customers within the upstream and midstream sectors.
The following tables present information about industry segments and geographic areas for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	2019	2018	2017
Revenues from unrelated entities:
United States electrical construction and facilities services	$2,216,600	$1,954,323	$1,829,567
United States mechanical construction and facilities services	3,340,337	2,962,843	2,880,148
United States building services	2,106,872	1,875,485	1,753,703
United States industrial services	1,087,543	923,109	882,836
Total United States operations	8,751,352	7,715,760	7,346,254
United Kingdom building services	423,259	414,871	340,745
Total worldwide operations	$9,174,611	$8,130,631	$7,686,999

Total revenues:
United States electrical construction and facilities services	$2,220,582	$1,959,978	$1,836,985
United States mechanical construction and facilities services	3,370,960	2,998,918	2,911,033
United States building services	2,182,390	1,942,663	1,812,763
United States industrial services	1,111,264	930,724	885,198
Less intersegment revenues	(133,844)	(116,523)	(99,725)
Total United States operations	8,751,352	7,715,760	7,346,254
United Kingdom building services	423,259	414,871	340,745
Total worldwide operations	$9,174,611	$8,130,631	$7,686,999

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SEGMENT INFORMATION - (Continued)

	2019	2018	2017
Operating income (loss):
United States electrical construction and facilities services	$161,684	$139,430	$150,001
United States mechanical construction and facilities services	225,040	219,853	192,167
United States building services	114,754	93,827	81,720
United States industrial services	44,340	27,671	39,313
Total United States operations	545,818	480,781	463,201
United Kingdom building services	18,323	15,930	12,905
Corporate administration	(101,726)	(90,415)	(87,808)
Restructuring expenses	(1,523)	(2,306)	(1,577)
Impairment loss on goodwill and identifiable intangible assets	—	(907)	(57,819)
Total worldwide operations	460,892	403,083	328,902
Other corporate items:
Net periodic pension (cost) income	1,553	2,743	1,652
Interest expense	(13,821)	(13,544)	(12,770)
Interest income	2,265	2,746	965
Income from continuing operations before income taxes	$450,889	$395,028	$318,749

Capital expenditures:
United States electrical construction and facilities services	$5,876	$5,993	$4,797
United States mechanical construction and facilities services	7,890	7,504	6,665
United States building services	14,291	10,414	10,745
United States industrial services	15,802	18,386	9,696
Total United States operations	43,859	42,297	31,903
United Kingdom building services	3,598	870	2,166
Corporate administration	975	312	615
Total worldwide operations	$48,432	$43,479	$34,684

Depreciation and amortization of property, plant and equipment:
United States electrical construction and facilities services	$7,550	$6,221	$6,545
United States mechanical construction and facilities services	8,764	7,803	7,504
United States building services	12,728	10,324	11,051
United States industrial services	11,154	9,943	10,589
Total United States operations	40,196	34,291	35,689
United Kingdom building services	2,942	3,447	3,371
Corporate administration	807	734	855
Total worldwide operations	$43,945	$38,472	$39,915

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SEGMENT INFORMATION - (Continued)

	2019	2018	2017
Contract assets:
United States electrical construction and facilities services	$50,813	$38,412	$35,060
United States mechanical construction and facilities services	61,225	49,302	50,302
United States building services	30,428	33,304	26,028
United States industrial services	9,820	14,117	3,715
Total United States operations	152,286	135,135	115,105
United Kingdom building services	25,544	23,108	7,516
Total worldwide operations	$177,830	$158,243	$122,621

Contract liabilities:
United States electrical construction and facilities services	$173,967	$163,951	$178,454
United States mechanical construction and facilities services	317,083	280,846	288,699
United States building services	97,588	79,281	48,481
United States industrial services	12,404	12,307	4,615
Total United States operations	601,042	536,385	520,249
United Kingdom building services	22,600	15,905	3,907
Total worldwide operations	$623,642	$552,290	$524,156

Long-lived assets:
United States electrical construction and facilities services	$215,780	$201,333	$180,990
United States mechanical construction and facilities services	530,561	334,628	340,030
United States building services	458,915	436,887	409,718
United States industrial services	615,233	630,340	643,124
Total United States operations	1,820,489	1,603,188	1,573,862
United Kingdom building services	9,622	9,264	11,729
Corporate administration	1,431	1,072	1,494
Total worldwide operations	$1,831,542	$1,613,524	$1,587,085

Total assets:
United States electrical construction and facilities services	$834,802	$702,112	$617,471
United States mechanical construction and facilities services	1,536,325	1,081,005	1,071,164
United States building services	996,664	846,221	764,085
United States industrial services	829,793	864,446	798,975
Total United States operations	4,197,584	3,493,784	3,251,695
United Kingdom building services	181,147	146,379	131,806
Corporate administration	451,627	448,644	582,403
Total worldwide operations	$4,830,358	$4,088,807	$3,965,904

During 2018, we recognized losses of $10.0 million on a transportation project within our United States electrical construction and facilities services segment, resulting in part from contract scope issues. During 2017, we recognized $18.1 million of gross profit associated with the recovery of certain contract costs previously disputed on a project completed in 2016 within our United States industrial services segment.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - SELECTED UNAUDITED QUARTERLY INFORMATION
(In thousands, except per share data)
Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year. The results of the construction operations of our United Kingdom segment for all periods are presented as discontinued operations.

	March 31	June 30	Sept. 30	Dec. 31
2019 Quarterly Results
Revenues	$2,158,728	$2,324,202	$2,287,741	$2,403,940
Gross profit	$308,754	$346,380	$335,987	$364,747
Net income attributable to EMCOR Group, Inc.	$72,410	$83,972	$81,834	$86,924
Basic EPS from continuing operations	$1.29	$1.49	$1.46	$1.54
Basic EPS from discontinued operation	—	—	—	—
	$1.29	$1.49	$1.46	$1.54
Diluted EPS from continuing operations	$1.28	$1.49	$1.45	$1.54
Diluted EPS from discontinued operation	—	—	—	—
	$1.28	$1.49	$1.45	$1.54

	March 31	June 30	Sept. 30	Dec. 31
2018 Quarterly Results
Revenues	$1,900,388	$1,953,886	$2,047,049	$2,229,308
Gross profit	$269,119	$290,844	$309,339	$336,151
Impairment loss on identifiable intangible assets	$—	$907	$—	$—
Net income attributable to EMCOR Group, Inc.	$55,374	$70,816	$79,373	$77,968
Basic EPS from continuing operations	$0.95	$1.22	$1.37	$1.39
Basic EPS from discontinued operation	(0.00)	(0.00)	(0.01)	(0.02)
	$0.95	$1.22	$1.36	$1.37
Diluted EPS from continuing operations	$0.94	$1.21	$1.36	$1.38
Diluted EPS from discontinued operation	(0.00)	(0.00)	(0.01)	(0.02)
	$0.94	$1.21	$1.35	$1.36

NOTE 21 - SUBSEQUENT EVENTS
In January 2020, we acquired a company for an immaterial amount. This company provides mobile mechanical services within the Northeastern region of the United States, and its results will be included in our United States building services segment. The acquisition of this business will be accounted for by the acquisition method, and the amount paid will be allocated to its respective assets and liabilities, based upon the estimated fair value of such assets and liabilities at the date of acquisition by us.
On February 15, 2020, we became aware of an infiltration and encryption of portions of our information technology network. This attack disrupted our operations that utilize the impacted portions of the network. We continue to assess the magnitude of the consequences and we are actively seeking to mitigate the effects. As of the date of this filing, we continue our efforts to restore the portions of such systems that remain impacted. We are unable to predict when the entire network will be functional. We are additionally unable to estimate precisely the total costs which will result from the attack and the remediation efforts. We maintain insurance coverage for these types of incidents, however, such policies may not completely provide coverage for, or offset the costs of, this infiltration.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of EMCOR Group, Inc. and subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition from Long-term Construction Contracts
Description of the Matter
As described in Note 3 to the consolidated financial statements, the Company generally recognizes revenue from long-term construction contracts over time using a cost-to-cost input method in which the extent of progress is measured based on the ratio of costs incurred to date to the total estimated costs at completion. In addition, the revenue recognition process requires the Company to determine the transaction price that represents the amount of consideration to which the Company expects to be entitled. A significant portion of the Company’s revenues for the year ended December 31, 2019 were derived from long-term construction contracts.
The determination of revenue recognized from long-term construction contracts commonly requires the Company to estimate variable consideration that arises from pending change orders, contract claims, contract bonuses, and penalties, as well as to prepare estimates of the costs to complete contracts. Factors inherent in the estimation processes include, among others, historical experience with customers, the potential long-term nature of dispute resolutions, actions of third parties as well as the Company’s experience with similar types of contracts. Due to uncertainties attributed to such factors, auditing revenue recognized from long-term construction contracts involved challenging, subjective, and complex judgments.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls related to revenue recognition from long-term construction contracts. For example, we tested controls over the Company’s determination and review of estimates of variable consideration, costs to complete, and the completeness and accuracy of data utilized in conjunction with such estimation processes.
To test the amount of revenue recognized from long-term construction contracts in the current period, we selected a sample of contracts and performed procedures to test the project revenue and cost forecasts. For example, we obtained and inspected the related contract agreements, amendments, and change orders to test the existence of customer arrangements and understand the scope and pricing of the related projects; performed inquiries of management and project personnel regarding facts and circumstances relevant to the accounting for such contracts; tested key components of the estimated costs to complete, including materials, labor, and subcontractors costs; agreed actual costs incurred to supporting documentation; and recalculated revenues recognized based on the project's percentage of completion and management's estimate of transaction price. In addition, we performed certain retrospective review procedures to assess management’s historical ability to accurately estimate the transaction price and costs to complete contracts as well as to identify any significant or unusual changes in project revenue and cost forecasts during the period.

Valuation of Goodwill and Indefinite Lived Intangible Assets
Description of the Matter
At December 31, 2019, the Company’s goodwill and indefinite lived trade name intangible assets were approximately $1,063.9 million and $199.2 million, respectively. As discussed in Note 9 to the consolidated financial statements, goodwill and trade names with indefinite lives are tested for impairment at least annually.
Auditing management’s annual impairment tests was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units for goodwill and the fair value of trade name intangible assets. In particular, the fair value estimates for goodwill were sensitive to significant assumptions inherent in the Company’s discounted estimated future cash flows such as the weighted average cost of capital, revenue growth rates, and operating margins. The fair value estimates for trade name intangible assets were sensitive to significant assumptions inherent in the Company’s discounted estimated future cash flows such as the royalty rate, discount rate, and revenue growth rates. The fair value estimates for goodwill and trade name intangible assets are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s impairment review processes for goodwill and trade name intangible assets. For example, we tested controls over management’s review of the valuation models and significant assumptions described above, including those developed by the Company's third-party valuation specialists.
To test the estimated fair value of the Company’s reporting units and trade name intangible assets, with the support of a valuation specialist, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions and completeness and accuracy of the underlying data used by the Company in its analyses. For example, we compared the significant assumptions used by management to the historical financial results of the Company’s reporting units and to current industry and economic trends. We assessed the historical accuracy of management’s estimates by comparing past projections to actual performance and performed sensitivity analyses of significant assumptions to evaluate the changes in fair value that would result from changes in the assumptions. In addition, we reviewed the reconciliation of the aggregate fair value of the Company’s reporting units to the market capitalization of the Company.

Valuation of Intangible Assets from the Acquisition of Batchelor & Kimball, Inc.
Description of the Matter
As further described in Note 4 to the consolidated financial statements, during the year ended December 31, 2019, the Company completed the acquisition of Batchelor & Kimball, Inc. (“BKI”) for total consideration of approximately $220.0 million. The transaction was accounted for under the acquisition method of accounting whereby the total purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities.
Auditing the Company’s accounting for its acquisition of BKI required complex auditor judgment due to the significant estimation uncertainty inherent in determining the fair value of identified intangible assets for acquired customer relationships and trade names. The significant estimation uncertainty was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these intangible assets, as well as the sensitivity of the respective fair values to the underlying significant assumptions. The significant assumptions used to estimate the fair value of the acquired intangible assets included discount rates, customer attrition rate, revenue growth rates, operating margins, and royalty rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the valuation of intangible assets from the BKI acquisition. For example, we tested controls over management’s review of the valuation models and the significant assumptions described above.
To test the estimated fair value of the acquired customer relationships asset and trade name asset, we performed audit procedures that included, among others, assessing the appropriateness of the valuation methodologies and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company. For example, we compared the revenue growth rates, operating margins, and customer attrition rate to historical results of the acquired business and compared the royalty rate to current industry licensing agreements. We further performed sensitivity analyses to evaluate the changes in the fair value of the acquired intangible assets that would result from changes in the significant assumptions. In addition, we involved internal valuation specialists to assist in our evaluation of the valuation methodologies and certain significant assumptions used by the Company.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2002.

Stamford, Connecticut
February 27, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of EMCOR Group, Inc. and subsidiaries:
Opinion on Internal Control Over Financial Reporting
We have audited EMCOR Group, Inc. and subsidiaries’ control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, EMCOR Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Batchelor & Kimball, Inc. ("BKI"), which is included in the 2019 consolidated financial statements of the Company and constituted 1.9% of total assets as of December 31, 2019 and 0.4% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of BKI.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
February 27, 2020

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
Our internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors, and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
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
On November 1, 2019, EMCOR acquired Batchelor & Kimball, Inc. (“BKI”). Since EMCOR has not fully incorporated the internal controls and procedures of BKI into EMCOR’s internal control over financial reporting, management excluded this business from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, as permitted by applicable regulations. EMCOR’s internal control procedures surrounding the valuation of goodwill and identifiable intangible assets related to this acquisition were, however, included in management’s assessment of the effectiveness of internal control over financial reporting. Excluding goodwill and identifiable intangible assets recorded in connection with this acquisition, BKI accounted for $93.1 million, or less than 2%, of EMCOR’s total assets as of December 31, 2019. Including goodwill and intangible assets recorded in connection with this acquisition, BKI accounted for $275.9 million, or less than 6%, of EMCOR’s total assets as of December 31, 2019. BKI accounted for approximately $38.6 million, or less than 1%, of EMCOR’s total revenues for the year then ended.
As of December 31, 2019, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has determined that EMCOR’s internal control over financial reporting is effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in Item 8 of this Annual Report on Form 10-K, which such report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019.
Changes in Internal Control over Financial Reporting
In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 with respect to directors is incorporated herein by reference to the Section of our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders entitled “Election of Directors,” which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates (the “Proxy Statement”). The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item 10 concerning the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated by reference to the section of the Proxy Statement entitled “Meetings and Committees of the Board of Directors” and “Corporate Governance.” The information required by this Item 10 regarding stockholder recommendations for director candidates is incorporated by reference to the section of the Proxy Statement entitled “Recommendations for Director Candidates.” Information regarding our executive officers is contained in Part I of this Form 10-K following Item 4 under the heading “Executive Officers of the Registrant.” We have adopted a Code of Ethics that applies to our Chief Executive Officer and our Senior Financial Officers, which is listed on the Exhibit Index.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the sections of the Proxy Statement entitled “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” “Potential Post Employment Payments,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 (other than the information required by Section 201(d) of Regulation S-K, which is set forth in Part II, Item 5 of this Form 10-K) is incorporated herein by reference to the sections of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the sections of the Proxy Statement entitled “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the section of the Proxy Statement entitled “Ratification of Appointment of Independent Auditors.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of EMCOR Group, Inc. and Subsidiaries are filed as part of this report under Part II, Item 8. Financial Statements and Supplementary Data:

Financial Statements:

Consolidated Balance Sheets - December 31, 2019 and 2018

Consolidated Statements of Operations - Years Ended December 31, 2019, 2018, and 2017

Consolidated Statements Comprehensive Income - Years Ended December 31, 2019, 2018, and 2017

Consolidated Statements of Cash Flows - Years Ended December 31, 2019, 2018, and 2017

Consolidated Statements of Equity - Years Ended December 31, 2019, 2018, and 2017

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
Date: February 27, 2020

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2020.

/S/ ANTHONY J. GUZZI	Chairman, President and Chief Executive Officer
Anthony J. Guzzi	(Principal Executive Officer)

/S/ MARK A. POMPA	Executive Vice President, Chief Financial Officer and Treasurer
Mark A. Pompa	(Principal Financial and Accounting Officer)

/S/ JOHN W. ALTMEYER	Director
John W. Altmeyer

/S/ DAVID A. B. BROWN	Director
David A. B. Brown

/S/ RICHARD F. HAMM, JR.	Director
Richard F. Hamm, Jr.

/S/ DAVID H. LAIDLEY	Director
David H. Laidley

/S/ CAROL P. LOWE	Director
Carol P. Lowe

/S/ M. KEVIN MCEVOY	Director
M. Kevin McEvoy

/S/ WILLIAM P. REID	Director
William P. Reid

/s/ STEVEN B. SCHWARZWAELDER	Director
Steven B. Schwarzwaelder

/S/ ROBIN WALKER-LEE	Director
Robin Walker-Lee

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Costs and Expenses	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts
Year Ended December 31, 2019	$15,361	2,628	(3,523)	$14,466
Year Ended December 31, 2018	$17,230	2,123	(3,992)	$15,361
Year Ended December 31, 2017	$12,252	7,264	(2,286)	$17,230
_________________

(1)	Deductions primarily represent uncollectible balances of accounts receivable written off, net of recoveries.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

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
Exhibit 4(a) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (“September 2016 Form 10-Q”)
4(b)	Fifth Amended and Restated Security Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to the September 2016 Form 10-Q
4(c)	Fifth Amended and Restated Pledge Agreement dated as of August 3, 2016 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to the September 2016 Form 10-Q
4(d)	Fourth Amended and Restated Guaranty Agreement dated as of August 3, 2016 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to the September 2016 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(g-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(h-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(i-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(i-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(i-3)	Amendment to Continuity Agreements and Severance Agreements with Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(j)	Amendment dated as of March 29, 2010 to Severance Agreement with Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-1)	Severance Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio	Exhibit 10(l-1) to the September 2016 Form 10-Q
10(k-2)	Continuity Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio (“Mauricio Continuity Agreement”)	Exhibit 10(l-2) to the September 2016 Form 10-Q
10(k-3)	Amendment dated April 10, 2017 to Mauricio Continuity Agreement	Exhibit 10(l-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10(l-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(l-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(l-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(l-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (“March 2012 Form 10-Q”)
10(l-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10(l-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(l-7)	Fifth Amendment to LTIP	Exhibit 10(l-7) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”)
10(l-8)	Sixth Amendment to LTIP	Exhibit 10(l-8) to 2015 Form 10-K
10(m)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(n-1)	Amended and Restated 2010 Incentive Plan	Exhibit 10(q-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10(n-2)	Form of Option Agreement under 2010 Incentive Plan between EMCOR and each non-employee director with respect to grant of options upon re-election at June 11, 2010 Annual Meeting of Stockholders	Exhibit 10(i)(i-2) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010
10(n-3)	Form of Option Agreement under 2010 Incentive Plan, as amended, between EMCOR and each non-employee director electing to receive options as part of annual retainer	Exhibit 10(q)(q) to 2011 Form 10-K
10(o)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(p)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(q)	Amendment to Option Agreements	Exhibit 10(r)(r) to 2011 Form 10-K
10(r)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(s)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“June 2012 Form 10-Q”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(t)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2014
10(u)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(v)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(w)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(y)	Executive Compensation Recoupment Policy	Exhibit 10(h)(h) to 2015 Form 10-K
10(z)	Restricted Stock Unit Award Agreement dated June 30, 2017 between EMCOR and Mark A. Pompa	Exhibit 10(f)(f) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
11	Computation of Basic EPS and Diluted EPS for the years ended December 31, 2019 and 2018	Note 6 of the Notes to the Consolidated Financial Statements
14	Code of Ethics of EMCOR for Chief Executive Officer and Senior Financial Officers	Exhibit 14 to 2003 Form 10-K
21	List of Significant Subsidiaries	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President, Chief Financial Officer and Treasurer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President, Chief Financial Officer and Treasurer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Filed herewith
101
The following materials from EMCOR Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.
Filed

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Registrant hereby undertakes to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Registrant’s subsidiaries.