Form 10-Q
period 2020-03-31
EMCOR Group, Inc.
filed 2020-04-30
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Number of shares of Common Stock outstanding as of the close of business on April 27, 2020: 54,846,251 shares.

[This Page Intentionally Left Blank]

EMCOR Group, Inc.

FORWARD-LOOKING STATEMENTS
Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the “Safe Harbor” provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including market share growth, gross profit, project mix, projects with varying profit margins, selling, general and administrative expenses, and trends in our business and other characterizations of future events or circumstances. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties, and assumptions, including, but not limited to adverse effects of general economic conditions, changes in the political environment, changes in the specific markets for our services, adverse business conditions, availability of adequate levels of surety bonding, increased competition, unfavorable labor productivity, mix of business, the impact of the 2020 ransomware attack, and the impact of the COVID-19 pandemic on our revenue and operations. These risks and uncertainties are discussed in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report and/or our Form 10-K for the year ended December 31, 2019 filed with the SEC and available at www.sec.gov and www.emcorgroup.com. Such risks, uncertainties, and assumptions are difficult to predict, beyond our control and may turn out to be inaccurate, causing actual results to differ materially from those that might be anticipated (whether expressly or implied) from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$347,092	$358,818
Accounts receivable, less allowance for credit losses of $19,993 and $14,466, respectively	2,055,483	2,030,813
Contract assets	195,265	177,830
Inventories	35,387	40,446
Prepaid expenses and other	52,161	51,976
Total current assets	2,685,388	2,659,883
Property, plant and equipment, net	157,848	156,187
Operating lease right-of-use assets	237,796	245,471
Goodwill	1,064,853	1,063,911
Identifiable intangible assets, net	597,897	611,444
Other assets	91,765	93,462
Total assets	$4,835,547	$4,830,358
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$10,360	$18,092
Accounts payable	592,576	665,402
Contract liabilities	590,873	623,642
Accrued payroll and benefits	301,878	382,573
Other accrued expenses and liabilities	237,973	195,757
Operating lease liabilities, current	52,722	53,144
Total current liabilities	1,786,382	1,938,610
Borrowings under revolving credit facility	200,000	50,000
Long-term debt and finance lease liabilities	294,181	244,139
Operating lease liabilities, long-term	198,492	204,950
Other long-term obligations	328,898	334,879
Total liabilities	2,807,953	2,772,578
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 60,460,947 and 60,359,252 shares issued, respectively	605	604
Capital surplus	34,745	32,274
Accumulated other comprehensive loss	(91,722)	(89,288)
Retained earnings	2,436,305	2,367,481
Treasury stock, at cost 5,623,176 and 4,139,421 shares, respectively	(352,985)	(253,937)
Total EMCOR Group, Inc. stockholders’ equity	2,026,948	2,057,134
Noncontrolling interests	646	646
Total equity	2,027,594	2,057,780
Total liabilities and equity	$4,835,547	$4,830,358
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended March 31,
	2020	2019
Revenues	$2,299,832	$2,158,728
Cost of sales	1,966,771	1,849,974
Gross profit	333,061	308,754
Selling, general and administrative expenses	226,997	206,169
Restructuring expenses	69	275
Operating income	105,995	102,310
Net periodic pension (cost) income	742	406
Interest expense, net	(2,488)	(2,823)
Income before income taxes	104,249	99,893
Income tax provision	28,584	27,483
Net income	$75,665	$72,410

Basic earnings per common share	$1.35	$1.29

Diluted earnings per common share	$1.35	$1.28

Dividends declared per common share	$0.08	$0.08
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended March 31,
	2020	2019
Net income	$75,665	$72,410
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,984)	611
Post retirement plans, amortization of actuarial loss included in net income (1)	550	535
Other comprehensive (loss) income	(2,434)	1,146
Comprehensive income	$73,231	$73,556
_________

(1)	Net of tax of $0.1 million for each of the three months ended March 31, 2020 and 2019.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows - operating activities:
Net income	$75,665	$72,410
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,767	10,585
Amortization of identifiable intangible assets	14,747	11,610
Provision for (recovery of) credit losses	2,614	(673)
Deferred income taxes	4,375	2,496
Excess tax benefits from share-based compensation	(157)	(499)
Non-cash share-based compensation expense	3,291	3,557
Other reconciling items	199	467
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(191,314)	(157,388)
Net cash used in operating activities	(78,813)	(57,435)
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(2,582)	(31,124)
Proceeds from sale or disposal of property, plant and equipment	196	1,023
Purchase of property, plant and equipment	(12,035)	(13,113)
Investments in and advances to unconsolidated entities	—	(794)
Net cash used in investing activities	(14,421)	(44,008)
Cash flows - financing activities:
Proceeds from revolving credit facility	200,000	—
Repayments of revolving credit facility	(50,000)	—
Proceeds from long-term debt	300,000	—
Repayments of long-term debt and debt issuance costs	(257,549)	(3,800)
Repayments of finance lease liabilities	(1,277)	(1,053)
Dividends paid to stockholders	(4,500)	(4,480)
Repurchase of common stock	(99,048)	—
Taxes paid related to net share settlements of equity awards	(2,492)	(3,735)
Issuance of common stock under employee stock purchase plan	1,638	1,323
Payments for contingent consideration arrangements	(653)	(23)
Distributions to noncontrolling interests	—	(40)
Net cash provided by (used in) financing activities	86,119	(11,808)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,678)	1,298
Decrease in cash, cash equivalents, and restricted cash	(11,793)	(111,953)
Cash, cash equivalents, and restricted cash at beginning of year (1)	359,920	366,214
Cash, cash equivalents, and restricted cash at end of period (2)	$348,127	$254,261
_________

(1)	Includes $1.1 million and $2.3 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively.

(2)	Includes $1.0 million and $2.2 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of March 31, 2020 and 2019, respectively.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2018	$1,741,441	$601	$21,103	$(87,662)	$2,060,440	$(253,937)	$896
Net income	72,410	—	—	—	72,410	—	—
Other comprehensive income	1,146	—	—	1,146	—	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,735)	—	(3,735)	—	—	—	—
Common stock issued under employee stock purchase plan	1,323	—	1,323	—	—	—	—
Common stock dividends	(4,480)	—	44	—	(4,524)	—	—
Distributions to noncontrolling interests	(40)	—	—	—	—	—	(40)
Share-based compensation expense	3,557	—	3,557	—	—	—	—
Balance, March 31, 2019	$1,811,622	$602	$22,291	$(86,516)	$2,128,326	$(253,937)	$856
Balance, December 31, 2019	$2,057,780	$604	$32,274	$(89,288)	$2,367,481	$(253,937)	$646
Net income	75,665	—	—	—	75,665	—	—
Other comprehensive loss	(2,434)	—	—	(2,434)	—	—	—
Cumulative-effect adjustment (2)	(2,307)	—	—	—	(2,307)	—	—
Common stock issued under share-based compensation plans	1	1	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(2,492)	—	(2,492)	—	—	—	—
Common stock issued under employee stock purchase plan	1,638	—	1,638	—	—	—	—
Common stock dividends	(4,500)	—	34	—	(4,534)	—	—
Repurchase of common stock	(99,048)	—	—	—	—	(99,048)	—
Share-based compensation expense	3,291	—	3,291	—	—	—	—
Balance, March 31, 2020	$2,027,594	$605	$34,745	$(91,722)	$2,436,305	$(352,985)	$646
 _________

(1)	Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

(2)	Represents adjustment to retained earnings upon the adoption of Accounting Standards Codification Topic 326.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. References to the “Company,” “EMCOR,” “we,” “us,” “our” and similar words refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise. Readers of this report should refer to the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly our financial position and the results of our operations.
The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.
NOTE 2 New Accounting Pronouncements
On January 1, 2020, we adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”), which changes the way in which entities estimate and present credit losses for most financial assets, including accounts receivable and contract assets. This pronouncement replaces the previous incurred loss model with an expected credit loss model that requires consideration of a broader range of information when estimating expected credit losses over the lifetime of an asset. This guidance requires entities to estimate expected credit losses by considering forecasts of future economic conditions in addition to information about past events and current conditions. The cumulative effect of applying the new guidance was recorded as a reduction to retained earnings in the amount of $2.3 million, net of tax.
In accordance with the guidance described above, we maintain an allowance for credit losses, which represents the portion of our financial assets (accounts receivable and contract assets) that we do not expect to collect over the contractual life of such assets. Credit losses are recorded when we believe a customer, or group of customers, may not be able to meet their financial obligations due to deterioration in financial condition or credit rating. A considerable amount of judgment is required in determining expected credit losses. Relevant factors include our prior collection history with our customers, the related aging of past due balances, projections of credit losses based on historical trends in credit quality indicators or past events, and forecasts of future economic conditions. At March 31, 2020 and December 31, 2019, our allowance for credit losses was $20.0 million and $14.5 million, respectively. Our allowance for credit losses increased based on our evaluation of forecasts of future economic conditions and the expected impact on customer collections. Allowances for credit losses are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received. Negative macroeconomic trends, including the impact of COVID-19, could result in an increase in our credit losses if we experience delays in the payment of outstanding receivables or if future economic conditions differ from our forecasts.
The change in the allowance for credit losses for the three months ended March 31, 2020 was as follows (in thousands):

Balance at December 31, 2019	$14,466
Cumulative-effect adjustment	3,150
Provision for credit losses	2,614
Amounts written off against the allowance	(237)
Balance at March 31, 2020	$19,993

In December 2019, an accounting pronouncement was issued by the FASB that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to intraperiod tax allocations and the methodology for calculating income taxes in an interim period. The guidance also simplifies aspects of the accounting for franchise taxes as well as enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The pronouncement is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. Certain aspects of this standard must be applied retrospectively while other aspects are to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company intends to adopt this accounting pronouncement on January 1, 2021, and we are currently evaluating the potential impact on our financial position and/or results of operations.

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
In addition, when assessing performance obligations within a contract, the Company considers the warranty provisions included within such contract.To the extent the warranty terms provide the customer with an additional service, other than assurance that the promised good or service complies with agreed upon specifications, such warranty is accounted for as a separate performance obligation. In determining whether a warranty provides an additional service, the Company considers each warranty provision in comparison to warranty terms which are standard in the industry.
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
Changes in the estimates of transaction prices are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. For the three months ended March 31, 2020 and 2019, there were no significant amounts of revenue recognized during the period related to performance obligations satisfied in prior periods. In addition, for the three months ended March 31, 2020 and 2019, there were no significant reversals of revenue recognized associated with the revision of transaction prices.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the three months ended March 31, 2020 and 2019, there were no changes in total estimated costs that had a significant impact on our operating results. In addition, there were no significant losses recognized during the three months ended March 31, 2020 and 2019.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide construction services relating to electrical and mechanical systems, as well as to provide a number of building services and industrial services to our customers. Our contracts are with many different customers in numerous industries. Refer to Note 14 - Segment Information of the notes to consolidated financial statements for additional information on how we disaggregate our revenues by reportable segment, as well as a more complete description of our business.
The following tables provide further disaggregation of our revenues by categories we use to evaluate our financial performance within each of our reportable segments for the three months ended March 31, 2020 and 2019 (in thousands):

	For the three months ended March 31,
	2020	% of Total	2019	% of Total
United States electrical construction and facilities services:
Commercial market sector	$242,841	46%	$269,441	51%
Institutional market sector	41,518	8%	22,345	4%
Hospitality market sector	5,082	1%	6,841	1%
Manufacturing market sector	120,372	23%	98,803	19%
Healthcare market sector	20,646	4%	17,615	3%
Transportation market sector	44,180	8%	58,139	11%
Water and wastewater market sector	2,329	1%	6,015	1%
Short duration projects (1)	32,721	6%	40,409	8%
Service work	16,296	3%	9,262	2%
	525,985		528,870
Less intersegment revenues	(756)		(800)
Total segment revenues	$525,229		$528,070

	For the three months ended March 31,
	2020	% of Total	2019	% of Total
United States mechanical construction and facilities services:
Commercial market sector	$304,690	36%	$281,862	37%
Institutional market sector	76,997	9%	61,283	8%
Hospitality market sector	7,714	1%	13,648	2%
Manufacturing market sector	115,582	14%	98,763	13%
Healthcare market sector	88,059	10%	61,374	8%
Transportation market sector	14,346	2%	5,734	1%
Water and wastewater market sector	40,513	5%	43,211	6%
Short duration projects (1)	97,202	12%	99,936	13%
Service work	90,893	11%	89,466	12%
	835,996		755,277
Less intersegment revenues	(1,884)		(2,868)
Total segment revenues	$834,112		$752,409
 ________

(1)	Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 Revenue from Contracts with Customers - (Continued)

	For the three months ended March 31,
	2020	% of Total	2019	% of Total
United States building services:
Commercial site-based services	$143,438	28%	$155,978	30%
Government site-based services	42,917	8%	48,791	10%
Mechanical services	303,391	59%	274,166	54%
Energy services	28,337	5%	33,144	6%
Total segment revenues	$518,083		$512,079

	For the three months ended March 31,
	2020	% of Total	2019	% of Total
United States industrial services:
Field services	$269,756	87%	$216,770	84%
Shop services	40,275	13%	41,875	16%
Total segment revenues	$310,031		$258,645

Total United States operations	$2,187,455		$2,051,203

	For the three months ended March 31,
	2020	% of Total	2019	% of Total
United Kingdom building services:
Service work	$55,106	49%	$54,634	51%
Projects & extras	57,271	51%	52,891	49%
Total segment revenues	$112,377		$107,525

Total worldwide operations	$2,299,832		$2,158,728

 Contract Assets and Contract Liabilities
Accounts receivable are recognized in the period when our right to consideration is unconditional. Accounts receivable are recognized net of an allowance for credit losses. A considerable amount of judgment is required in assessing the likelihood of realization of receivables.
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
Net contract liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Contract assets, current	$195,265	$177,830
Contract assets, non-current	—	—
Contract liabilities, current	(590,873)	(623,642)
Contract liabilities, non-current	(2,051)	(2,142)
Net contract liabilities	$(397,659)	$(447,954)

The $50.3 million decrease in net contract liabilities for the three months ended March 31, 2020 was primarily attributable to a decrease in net contract liabilities on our uncompleted long-term construction contracts, partially as a result of the completion or substantial completion of certain large projects which were previously billed in advance pursuant to contract terms. The acquisition completed in the first quarter of 2020 did not have a significant impact on our contract assets and contract liabilities. There was no significant impairment of contract assets recognized during either period presented.
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations (in thousands, except for percentages):

	March 31, 2020	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,032,611	23%
United States mechanical construction and facilities services	2,601,659	59%
United States building services	545,803	12%
United States industrial services	109,192	3%
Total United States operations	4,289,265	97%
United Kingdom building services	134,634	3%
Total worldwide operations	$4,423,899	100%

Our remaining performance obligations at March 31, 2020 were $4.42 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.
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
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$842,643	$189,968
United States mechanical construction and facilities services	1,996,744	604,915
United States building services	525,161	20,642
United States industrial services	109,192	—
Total United States operations	3,473,740	815,525
United Kingdom building services	99,059	35,575
Total worldwide operations	$3,572,799	$851,100

We believe our reported remaining performance obligations are firm and contract cancellations have not historically had a material adverse effect on us. However, the extent to which the COVID-19 pandemic may impact our remaining performance obligations is highly uncertain and will be affected by a number of factors that are difficult to predict. These include the duration and extent of the outbreak; the duration and extent of imposed or recommended containment and mitigation measures; the impact of the pandemic on economic activity, including on construction projects and our customers’ demand for our goods and services; any further closures of our customers’ offices and facilities; and any additional project delays or shutdowns.
NOTE 4 Acquisitions of Businesses
Acquisitions are accounted for utilizing the acquisition method of accounting and the prices paid for them are allocated to their respective assets and liabilities based on the estimated fair value of such assets and liabilities at the dates of their respective acquisition by us.
In January 2020, we acquired a company for an immaterial amount. This company provides building automation and controls solutions within the Northeastern region of the United States, and its results of operations have been included within our United States building services segment.
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

NOTE 4 Acquisitions of Businesses - (Continued)

$25.3 million and other net assets of $1.3 million and have preliminarily ascribed $29.1 million to goodwill and $29.6 million to identifiable intangible assets.
We expect that all of the goodwill acquired in connection with these acquisitions will be deductible for tax purposes. The purchase price allocations for the business acquired in 2020, BKI, and one of the other businesses acquired in 2019 are preliminary and subject to change during their respective measurement periods. As we finalize such purchase price allocations, adjustments may be recorded relating to finalization of intangible asset valuations, tax matters, or other items. Although not expected to be significant, such adjustments may result in changes in the valuation of assets and liabilities acquired. The purchase price allocations for the remaining businesses acquired in 2019 have been finalized with an insignificant impact.
NOTE 5 Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three months ended March 31, 2020 and 2019 (in thousands, except share and per share data):

	For the three months ended March 31,
	2020	2019
Numerator:
Net income available to common stockholders	$75,665	$72,410
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	56,007,122	56,168,356
Effect of dilutive securities—Share-based awards	203,606	255,866
Shares used to compute diluted earnings per common share	56,210,728	56,424,222

Basic earnings per common share	$1.35	$1.29

Diluted earnings per common share	$1.35	$1.28

The number of outstanding share-based awards that were excluded from the computation of diluted EPS for the three months ended March 31, 2020 and 2019 because they would be anti-dilutive were 95,084 and 2,150, respectively.
NOTE 6 Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts (in thousands):

	March 31, 2020	December 31, 2019
Raw materials and construction materials	$25,749	$31,365
Work in process	9,638	9,081
Inventories	$35,387	$40,446

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 Debt
Debt in the accompanying Consolidated Balance Sheets consisted of the following amounts (in thousands):

	March 31, 2020	December 31, 2019
Revolving credit facility	$200,000	$50,000
Term loan	300,000	254,431
Unamortized debt issuance costs	(4,720)	(1,879)
Finance lease obligations	9,261	9,679
Total debt	504,541	312,231
Less: current maturities	10,360	18,092
Total long-term debt	$494,181	$294,139

Credit Agreement
Until March 2, 2020, we had a credit agreement dated as of August 3, 2016, which provided for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”). On March 2, 2020, we amended and restated the 2016 Credit Agreement to provide for a $1.3 billion revolving credit facility (the “2020 Revolving Credit Facility”) and a $300.0 million term loan (the “2020 Term Loan”) (collectively referred to as the “2020 Credit Agreement”) expiring March 2, 2025. We may increase the 2020 Revolving Credit Facility to $1.9 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $400.0 million of available capacity under the 2020 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2020 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2020 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of March 31, 2020 with respect to the 2020 Credit Agreement and, as of December 31, 2019, with respect to the 2016 Credit Agreement. A commitment fee is payable on the average daily unused amount of the 2020 Revolving Credit Facility, which ranges from 0.10% to 0.25%, based on certain financial tests. The fee was 0.10% of the unused amount as of March 31, 2020. Borrowings under the 2020 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.87% and 0.99% at March 31, 2020 for our 2020 Revolving Credit Facility and our 2020 Term Loan, respectively) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2020), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rates in effect at March 31, 2020 were 1.87% and 1.99% for our 2020 Revolving Credit Facility and our 2020 Term Loan, respectively. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests. We capitalized an additional $3.1 million of debt issuance costs associated with the 2020 Credit Agreement. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. We are required to make annual installment payments on the 2020 Term Loan, with a principal payment of $7.5 million on December 31, 2020 and principal payments on December 31 of each subsequent year in the amount of $15.0 million. All unpaid principal and interest is due on March 2, 2025. As of March 31, 2020 and December 31, 2019, the balance of the 2020 Term Loan and the 2016 Term Loan was $300.0 million and $254.4 million, respectively. As of March 31, 2020 and December 31, 2019, we had approximately $79.0 million and $109.0 million of letters of credit outstanding, respectively. There were $200.0 million in borrowings outstanding under the 2020 Revolving Credit Facility as of March 31, 2020, and there were $50.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of December 31, 2019.
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

NOTE 8 Fair Value Measurements - (Continued)

Level 3 – Prices or valuations that require inputs that are both significant to the measurement and unobservable.
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

	Assets at Fair Value as of March 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$347,092	$—	$—	$347,092
Restricted cash (2)	1,035	—	—	1,035
Deferred compensation plan assets (3)	29,626	—	—	29,626
Total	$377,753	$—	$—	$377,753

	Assets at Fair Value as of December 31, 2019
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$358,818	$—	$—	$358,818
Restricted cash (2)	1,102	—	—	1,102
Deferred compensation plan assets (3)	30,295	—	—	30,295
Total	$390,215	$—	$—	$390,215
 ________

(1)
Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At March 31, 2020 and December 31, 2019, we had $120.0 million and $164.0 million, respectively, in money market funds.

(2)	Restricted cash is classified as “Prepaid expenses and other” in the Consolidated Balance Sheets. Restricted cash primarily represents cash held in account for use on customer contracts.

(3)	Deferred compensation plan assets are classified as “Other assets” in the Consolidated Balance Sheets.
We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. The carrying value of our debt associated with the 2020 Credit Agreement approximates its fair value due to the variable rate on such debt.
NOTE 9 Income Taxes
For the three months ended March 31, 2020 and 2019, our income tax provision was $28.6 million and $27.5 million, respectively, based on an effective income tax rate, before discrete items, of 27.6% and 28.0%, respectively. The actual income tax rate for the three months ended March 31, 2020 and 2019, inclusive of discrete items, was 27.4% and 27.5%, respectively. The actual income tax rates differed from the statutory tax rate due to state and local income taxes and other permanent book to tax differences. The increase in the 2020 income tax provision was primarily due to increased income before income taxes.
As of March 31, 2020 and December 31, 2019, we had no unrecognized income tax benefits.
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. The Company is currently under examination by various taxing authorities for the years 2014 through 2018.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides for various tax relief and tax incentive measures, which are not expected to have a material impact on our results of operations or liquidity.
NOTE 10 Common Stock
As of March 31, 2020 and December 31, 2019, there were 54,837,771 and 56,219,831 shares of our common stock outstanding, respectively.
During the three months ended March 31, 2020 and 2019, we issued 101,695 and 100,947 shares of common stock, respectively. These shares were issued primarily upon: (a) the satisfaction of required conditions under certain of our share-based

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 Common Stock - (Continued)

compensation plans, (b) the purchase of common stock pursuant to our employee stock purchase plan, and (c) the exercise of stock options. We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.08 per share.
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.15 billion of our outstanding common stock. During the first quarter of 2020, we repurchased approximately 1.5 million shares of our common stock for approximately $99.0 million. Since the inception of the repurchase program through March 31, 2020, we have repurchased approximately 17.4 million shares of our common stock for approximately $890.5 million. As of March 31, 2020, there remained authorization for us to repurchase approximately $259.5 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2020 Credit Agreement, placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
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
Components of Net Periodic Pension Cost
The components of net periodic pension cost (income) of the UK Plan for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	For the three months ended March 31,
	2020	2019
Interest cost	$1,596	$2,039
Expected return on plan assets	(2,997)	(3,116)
Amortization of unrecognized loss	595	600
Net periodic pension cost (income)	$(806)	$(477)

The net periodic pension cost associated with the domestic plans was approximately $0.1 million for each of the three months ended March 31, 2020 and 2019.
Employer Contributions
For the three months ended March 31, 2020, our United Kingdom subsidiary contributed approximately $1.0 million to the UK Plan and anticipates contributing an additional $3.5 million during the remainder of 2020. No contributions were made to the domestic plans for the three months ended March 31, 2020.
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
Computer System Attack
On February 15, 2020, we became aware on an infiltration and encryption of portions of our information technology network. This attack temporarily disrupted our use of the impacted systems. As part of our investigation into this incident, we have engaged outside security experts. Although our investigation is still ongoing, the procedures performed to date have not identified any

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 12 Commitments and Contingencies - (Continued)

exfiltration of customer or employee data or any inappropriate access to our accounting or finance systems. The Company maintains insurance coverage for these types of incidents; such policies, however, may not completely provide coverage for, or completely offset the costs of, this infiltration.
Legal Proceedings
We are involved in several legal proceedings in which damages and claims have been asserted against us. We believe that we have a number of valid defenses to such proceedings and claims and intend to vigorously defend ourselves. We do not believe that any such matters will have a material adverse effect on our financial position, results of operations, or liquidity. We record a loss contingency if the potential loss from a proceeding or claim is considered probable and the amount can be reasonably estimated or a range of loss can be determined. We provide disclosure when it is reasonably possible that a loss will be incurred in excess of any recorded provision. Significant judgment is required in these determinations. As additional information becomes available, we reassess prior determinations and may change our estimates. Additional claims may be asserted against us in the future. Litigation is subject to many uncertainties, and the outcome of litigation is not predictable with assurance. It is possible that a litigation matter for which liabilities have not been recorded could be decided unfavorably to us, and that any such unfavorable decision could have a material adverse effect on our financial position, results of operations or liquidity.
Restructuring expenses
Restructuring expenses, relating to employee severance obligations, were $0.1 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the balance of restructuring obligations yet to be paid was $1.1 million. Such remaining amounts will be paid pursuant to our contractual obligations throughout 2020 and 2021. Based on current plans in place, no material expenses in connection with restructuring are expected to be incurred during the remainder of 2020.
The changes in restructuring activity by reportable segment during the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States building services segment	Corporate administration	Total
Balance at December 31, 2018	$30	$176	$1,424	$1,630
Charges	—	275	—	275
Payments	(30)	(381)	(30)	(441)
Balance at March 31, 2019	$—	$70	$1,394	$1,464
Balance at December 31, 2019	$445	$412	$701	$1,558
Charges	—	69	—	69
Payments	(89)	(481)	—	(570)
Balance at March 31, 2020	$356	$—	$701	$1,057

NOTE 13 Additional Cash Flow Information
The following presents additional cash flow information for the three months ended March 31, 2020 and 2019 (in thousands):

	For the three months ended March 31,
	2020	2019
Cash paid for:
Interest	$3,030	$3,218
Income taxes	$4,265	$3,787
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,652	$23,956
Right-of-use assets obtained in exchange for new finance lease liabilities	$882	$2,973

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 14 Segment Information
We have the following reportable segments: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; process instrumentation in the refining, chemical processing, food processing, and mining industries; low-voltage systems, such as fire alarm, security, and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration, and clean-room process ventilation; fire protection; plumbing, process, and high-purity piping; controls and filtration; water and wastewater treatment; central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom building services. The “United States building services” and “United Kingdom building services” segments principally consist of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities, including commercial and government site-based operations and maintenance; facility maintenance and services, including reception, security, and catering services; outage services to utilities and industrial plants; military base operations support services; mobile mechanical maintenance and services, including maintenance and service of mechanical, electrical, plumbing, and building automation systems; floor care and janitorial services; landscaping, lot sweeping, and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; and small modification and retrofit projects, which services are not generally related to customers’ construction programs. The “United States industrial services” segment principally consists of those operations which provide industrial maintenance and services for refineries, petrochemical plants, and other customers within the oil and gas industry. Services of this segment include refinery turnaround planning and engineering; specialty welding; overhaul and maintenance of critical process units; specialty technical services; on-site repairs, maintenance and service of heat exchangers, towers, vessels, and piping; design, manufacturing, repair, and hydro blast cleaning of shell and tube heat exchangers and related equipment; and other support services for customers within the upstream and midstream sectors.
The following tables present information about industry segments and geographic areas for the three months ended March 31, 2020 and 2019 (in thousands):

	For the three months ended March 31,
	2020	2019
Revenues from unrelated entities:
United States electrical construction and facilities services	$525,229	$528,070
United States mechanical construction and facilities services	834,112	752,409
United States building services	518,083	512,079
United States industrial services	310,031	258,645
Total United States operations	2,187,455	2,051,203
United Kingdom building services	112,377	107,525
Total worldwide operations	$2,299,832	$2,158,728

Total revenues:
United States electrical construction and facilities services	$526,245	$528,982
United States mechanical construction and facilities services	838,804	759,764
United States building services	532,477	530,596
United States industrial services	316,230	259,275
Less intersegment revenues	(26,301)	(27,414)
Total United States operations	2,187,455	2,051,203
United Kingdom building services	112,377	107,525
Total worldwide operations	$2,299,832	$2,158,728

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 14 Segment Information - (Continued)

	For the three months ended March 31,
	2020	2019
Operating income (loss):
United States electrical construction and facilities services	$43,903	$42,951
United States mechanical construction and facilities services	45,171	40,985
United States building services	20,838	27,483
United States industrial services	12,257	9,636
Total United States operations	122,169	121,055
United Kingdom building services	5,764	4,141
Corporate administration	(21,869)	(22,611)
Restructuring expenses	(69)	(275)
Total worldwide operations	105,995	102,310
Other corporate items:
Net periodic pension (cost) income	742	406
Interest expense, net	(2,488)	(2,823)
Income before income taxes	$104,249	$99,893

	March 31, 2020	December 31, 2019
Total assets:
United States electrical construction and facilities services	$783,887	$834,802
United States mechanical construction and facilities services	1,506,313	1,536,325
United States building services	1,022,266	996,664
United States industrial services	902,791	829,793
Total United States operations	4,215,257	4,197,584
United Kingdom building services	190,143	181,147
Corporate administration	430,147	451,627
Total worldwide operations	$4,835,547	$4,830,358

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Operating Segments
We have the following reportable segments: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; process instrumentation in the refining, chemical processing, food processing, and mining industries; low-voltage systems, such as fire alarm, security, and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration, and clean-room process ventilation; fire protection; plumbing, process, and high-purity piping; controls and filtration; water and wastewater treatment; central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom building services. The “United States building services” and “United Kingdom building services” segments principally consist of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities, including commercial and government site-based operations and maintenance; facility maintenance and services, including reception, security, and catering services; outage services to utilities and industrial plants; military base operations support services; mobile mechanical maintenance and services, including maintenance and service of mechanical, electrical, plumbing, and building automation systems; floor care and janitorial services; landscaping, lot sweeping, and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; and small modification and retrofit projects, which services are not generally related to customers’ construction programs. The “United States industrial services” segment principally consists of those operations which provide industrial maintenance and services for refineries, petrochemical plants, and other customers within the oil and gas industry. Services of this segment include refinery turnaround planning and engineering; specialty welding; overhaul and maintenance of critical process units; specialty technical services; on-site repairs, maintenance and service of heat exchangers, towers, vessels, and piping; design, manufacturing, repair, and hydro blast cleaning of shell and tube heat exchangers and related equipment; and other support services for customers within the upstream and midstream sectors.
Overview
The following table presents selected financial data for the three months ended March 31, 2020 and 2019 (in thousands, except percentages and per share data):

	For the three months ended March 31,
	2020	2019
Revenues	$2,299,832	$2,158,728
Revenues increase from prior year	6.5%	13.6%
Operating income	$105,995	$102,310
Operating income as a percentage of revenues	4.6%	4.7%
Net income	$75,665	$72,410
Diluted earnings per common share	$1.35	$1.28
The results for the three months ended March 31, 2020 set new company records for a first quarter in terms of revenues, operating income, net income, and diluted earnings per common share.
Revenues for the first quarter of 2020 increased by 6.5% from $2.16 billion for the three months ended March 31, 2019 to $2.30 billion for the three months ended March 31, 2020. Such increase in revenues was attributable to revenue growth within all of our reportable segments, except for our United States electrical construction and facilities services segment, which experienced a slight decrease in revenues period over period.

Operating income for the three months ended March 31, 2020 of $106.0 million increased by $3.7 million compared to operating income of $102.3 million for the three months ended March 31, 2019. Operating margin (operating income as a percentage of revenues) for the first quarter of 2020 was 4.6% compared to 4.7% for the first quarter of 2019. The overall increase in operating income was a result of improved operating performance from all of our reportable segments, except for our United States building services segment, which experienced both a decline in operating income and operating margin when compared to the prior year.
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
In January 2020, we acquired a company for an immaterial amount. This company provides building automation and controls solutions within the Northeastern region of the United States, and its results of operations have been included within our United States building services segment.
During calendar year 2019, we completed the acquisition of Batchelor & Kimball, Inc. (“BKI”), a leading full service provider of mechanical construction and maintenance services. This acquisition strengthens our position and broadens our capabilities in the Southern and Southeastern regions of the United States, and the results of its operations have been included within our United States mechanical construction and facilities services segment. In addition to BKI, during 2019, we acquired: (a) a company which provides electrical contracting services in central Iowa, the results of operations of which have been included within our United States electrical construction and facilities services segment, (b) a company which provides mechanical contracting services in south-central and eastern Texas, the results of operations of which have been included within our United States mechanical construction and facilities services segment, and (c) four companies included within our United States building services segment, consisting of: (i) a company which provides mobile mechanical services in the Southern region of the United States and (ii) three companies, the results of operations of which were de minimis, which bolster our presence in geographies where we have existing operations and provide either mobile mechanical services or building automation and controls solutions.
Companies acquired in 2020 and 2019 generated incremental revenues of $82.5 million and incremental operating income of $3.6 million, inclusive of $4.1 million of amortization expense associated with identifiable intangible assets, for the three months ended March 31, 2020.
Results of Operations
Revenues
The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended March 31,
	2020	% of Total	2019	% of Total
Revenues:
United States electrical construction and facilities services	$525,229	23%	$528,070	24%
United States mechanical construction and facilities services	834,112	36%	752,409	35%
United States building services	518,083	23%	512,079	24%
United States industrial services	310,031	13%	258,645	12%
Total United States operations	2,187,455	95%	2,051,203	95%
United Kingdom building services	112,377	5%	107,525	5%
Total worldwide operations	$2,299,832	100%	$2,158,728	100%
As described below in more detail, our revenues for the three months ended March 31, 2020 increased to $2.30 billion compared to $2.16 billion for the three months ended March 31, 2019. The increase in revenues for the three months ended March 31, 2020 was attributable to increased revenues from all of our reportable segments, except for our United States electrical construction and facilities services segment. Companies acquired in 2020 and 2019, which are reported in our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, and our United States building services segment, generated incremental revenues of $82.5 million for the three months ended March 31, 2020.

Revenues of our United States electrical construction and facilities services segment were $525.2 million for the three months ended March 31, 2020 compared to revenues of $528.1 million for the three months ended March 31, 2019. The slight decrease in revenues for the three months ended March 31, 2020 was attributable to: (a) a decrease in revenues from construction projects within the commercial and transportation market sectors, partially as a result of the completion or substantial completion of certain projects in the Northeastern and Western regions of the United States, and (b) a decrease in short duration project activities within this segment. These decreases were partially offset by increased project activity within the manufacturing and institutional market sectors. The results for the three months ended March 31, 2020 additionally included $25.4 million of incremental revenues generated by a company acquired in 2019.
Our United States mechanical construction and facilities services segment revenues for the three months ended March 31, 2020 were $834.1 million, an $81.7 million increase compared to revenues of $752.4 million for the three months ended March 31, 2019. Excluding the impact of acquisitions, the increase in revenues for the three months ended March 31, 2020 was primarily attributable to revenue growth within the majority of the market sectors in which we operate, including: (a) the manufacturing market sector, inclusive of certain large food processing construction projects, and (b) the healthcare, institutional, and transportation market sectors, primarily as a result of increased project activity. In addition, the results for the three months ended March 31, 2020 included $55.5 million of incremental revenues generated by companies acquired in 2019. These increases were partially offset by decreased revenues within the commercial and hospitality market sectors as a result of the completion or substantial completion of certain large projects.
For the first quarter of 2020, revenues of our United States building services segment were $518.1 million, compared to revenues of $512.1 million for the first quarter of 2019. The increased revenues period over period were primarily a result of greater project, service, and controls activities within our mobile mechanical services operations. Increased revenues from such operations were partially offset by decreased revenues from: (a) our commercial site-based services operations, partially as a result of a decrease in snow removal activity, (b) our energy services operations due to a reduction in large project activity, and (c) our government services business due to the loss of certain contracts not renewed pursuant to rebid, which resulted in a reduction to both base maintenance and indefinite-delivery, indefinite-quantity project revenues. The results of this segment for the three months ended March 31, 2020 included $1.6 million of incremental revenues generated by a company acquired in 2020 within our mobile mechanical services operations.
Revenues of our United States industrial services segment for the three months ended March 31, 2020 were $310.0 million, a $51.4 million increase compared to revenues of $258.6 million for the three months ended March 31, 2019. The increase in revenues period over period was due to greater maintenance and capital project activity within our field services operations, partially offset by a slight decline in revenues from our shop services operations due to a reduction in new build heat exchanger sales.
Our United Kingdom building services segment revenues for the three months ended March 31, 2020 were $112.4 million compared to revenues for the three months ended March 31, 2019 of $107.5 million. The increase in revenues within this segment was attributable to: (a) new maintenance contract awards within the commercial market sector, and (b) increased project activity with existing customers within the commercial and water and wastewater market sectors. Unfavorable exchange rates for the British pound versus the United States dollar negatively impacted this segment’s revenues for the quarter ended March 31, 2020 by $2.2 million.
Cost of sales and Gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended March 31,
	2020	2019
Cost of sales	$1,966,771	$1,849,974
Gross profit	$333,061	$308,754
Gross profit, as a percentage of revenues	14.5%	14.3%
Our gross profit increased by $24.3 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, and our gross profit margin increased to 14.5% from 14.3%. The increase in gross profit was the result of an increase in gross profit from all of our reportable segments, except for our United States building services segment. The increase in gross profit margin was primarily attributable to improved operating performance within our United States construction segments.

Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended March 31,
	2020	2019
Selling, general and administrative expenses	$226,997	$206,169
Selling, general and administrative expenses, as a percentage of revenues	9.9%	9.6%
Our selling, general and administrative expenses for the three months ended March 31, 2020 increased by $20.8 million to $227.0 million compared to $206.2 million for the three months ended March 31, 2019. Selling, general and administrative expenses as a percentage of revenues were 9.9% and 9.6% for the three months ended March 31, 2020 and 2019, respectively. For the first quarter of 2020, selling, general and administrative expenses included $9.0 million of incremental expenses directly related to companies acquired in 2020 and 2019, including amortization expense attributable to identifiable intangible assets of $2.7 million. In addition to the impact of acquisitions, the increase in selling, general and administrative expenses, and SG&A margin, for the three months ended March 31, 2020 was a result of: (a) an increase in the provision for credit losses and (b) the favorable impact of a legal settlement within our United States industrial services segment during the prior year, that resulted in the recovery of $3.6 million, which was recorded as a reduction to selling, general, and administrative expenses for the three months ended March 31, 2019.
Restructuring expenses
Restructuring expenses, relating to employee severance obligations, were $0.1 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the balance of restructuring obligations yet to be paid was $1.1 million. Such remaining amounts will be paid pursuant to our contractual obligations throughout 2020 and 2021. Based on current plans in place, no material expenses in connection with restructuring are expected to be incurred during the remainder of 2020.
Operating income
The following table presents our operating income (loss) and operating income (loss) as a percentage of segment revenues from unrelated entities (in thousands, except for percentages):

	For the three months ended March 31,
	2020	% of Segment Revenues	2019	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$43,903	8.4%	$42,951	8.1%
United States mechanical construction and facilities services	45,171	5.4%	40,985	5.4%
United States building services	20,838	4.0%	27,483	5.4%
United States industrial services	12,257	4.0%	9,636	3.7%
Total United States operations	122,169	5.6%	121,055	5.9%
United Kingdom building services	5,764	5.1%	4,141	3.9%
Corporate administration	(21,869)	—	(22,611)	—
Restructuring expenses	(69)	—	(275)	—
Total worldwide operations	105,995	4.6%	102,310	4.7%
Other corporate items:
Net periodic pension (cost) income	742		406
Interest expense, net	(2,488)		(2,823)
Income before income taxes	$104,249		$99,893
As described below in more detail, operating income was $106.0 million and $102.3 million for the three months ended March 31, 2020 and 2019, respectively. The increase in operating income for the three months ended March 31, 2020 was the result of an increase in gross profit from all of our reportable segments, except for our United States building services segment, partially offset by an increase in selling, general, and administrative expenses as discussed above. Operating margin was 4.6% and 4.7% for the three months ended March 31, 2020 and 2019, respectively.

Operating income of our United States electrical construction and facilities services segment for the three months ended March 31, 2020 was $43.9 million, or 8.4% of revenues, compared to operating income of $43.0 million, or 8.1% of revenues, for the three months ended March 31, 2019. A company acquired in 2019 contributed incremental operating income of $1.6 million, inclusive of $0.1 million of amortization expense associated with identifiable intangible assets, during the first quarter of 2020. Excluding such incremental contribution, operating income within this segment remained relatively consistent with that of the prior year. The increase in operating margin for the three months ended March 31, 2020 was attributable to an increase in gross profit margin resulting from favorable project execution, including the successful close out of certain large projects. Increased gross profit margin was partially offset by an increase in the ratio of selling, general and administrative expenses to revenues.
Our United States mechanical construction and facilities services segment operating income for the quarter ended March 31, 2020 was $45.2 million compared to operating income of $41.0 million for the quarter ended March 31, 2019. Companies acquired in 2019 contributed incremental operating income of $2.0 million, inclusive of $3.9 million of amortization expense associated with identifiable intangible assets, for the three months ended March 31, 2020. Excluding the impact of acquired businesses, operating income of this segment increased by approximately $2.2 million, primarily due to increased gross profit within the manufacturing market sector, inclusive of certain large food processing contracts. Operating margin within this segment was 5.4% for each of the three months ended March 31, 2020 and 2019.
Operating income of our United States building services segment for the three months ended March 31, 2020 was $20.8 million, or 4.0% of revenues, compared to operating income for the three months ended March 31, 2019 of $27.5 million, or 5.4% of revenues. The decrease in operating income for the three months ended March 31, 2020 was primarily attributable to decreased gross profit from: (a) our commercial site-based services operations, primarily as a result of a reduction in revenues from snow removal activities, and (b) our energy services operations, as a result of a decrease in large project activity. The decline in operating margin for the three months ended March 31, 2020 was attributable to: (a) an increase in the ratio of selling, general, and administrative expenses to revenues, partially as a result of (i) under-absorption of certain overhead costs within our commercial site-based services operations due to the reduction in revenue previously referenced, as well as (ii) an increase in the provision for credit losses, primarily within our mobile mechanical services operations, and (b) a reduction in gross profit margin, as a result of a change in the mix of work.
Our United States industrial services segment operating income for the three months ended March 31, 2020 increased by approximately $2.6 million to $12.3 million, or 4.0% of revenues, compared to operating income of $9.6 million, or 3.7% of revenues, for the three months ended March 31, 2019. The increase in operating income for the quarter ended March 31, 2020 was primarily attributable to improved operating performance within our field services operations as we experienced stronger demand for our service offerings when compared to the prior year. The increase in operating margin for the three months ended March 31, 2020 was attributable to: (a) a decrease in the ratio of selling, general, and administrative expenses to revenues, as a result of revenue growth without a commensurate increase in this segment’s overhead cost structure, and (b) an increase in gross profit margin, partially as a result of a more favorable mix of work within our field services operations.
For the quarter ended March 31, 2020, operating income of our United Kingdom building services segment was $5.8 million compared to operating income of $4.1 million for the quarter ended March 31, 2019. Operating margins within this segment for the three months ended March 31, 2020 and 2019 were 5.1% and 3.9%, respectively. Operating income increased primarily as a result of increased gross profit within the commercial market sector due to: (a) greater project activity with existing customers and (b) incremental gross profit from new maintenance contract awards. This segment’s operating income for the first quarter of 2020 was negatively impacted by approximately $0.1 million related to the effect of unfavorable exchange rates for the British pound versus the United States dollar. The increase in operating margin for the three months ended March 31, 2020 was attributable to an increase in gross profit margin and a decrease in the ratio of selling, general, and administrative expenses to revenues.
Our corporate administration operating loss for the three months ended March 31, 2020 was $21.9 million compared to $22.6 million for the three months ended March 31, 2019. The decrease in corporate administration expenses for the three months ended March 31, 2020 was primarily due to a decrease in employment costs, such as incentive compensation.
Net interest expense for the three months ended March 31, 2020 and 2019 was $2.5 million and $2.8 million, respectively. The decrease in net interest expense for the quarter ended March 31, 2020 resulted from lower interest rates, partially offset by higher average outstanding borrowings.
For the three months ended March 31, 2020 and 2019, our income tax provision was $28.6 million and $27.5 million, respectively, based on an effective income tax rate, before discrete items, of 27.6% and 28.0%, respectively. The actual income tax rate for the three months ended March 31, 2020 and 2019, inclusive of discrete items, was 27.4% and 27.5%, respectively. The actual income tax rates differed from the statutory tax rate due to state and local income taxes and other permanent book to tax differences. The increase in the 2020 income tax provision was primarily due to increased income before income taxes.

Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	March 31, 2020	% of Total	December 31, 2019	% of Total	March 31, 2019	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,032,611	23%	$1,036,216	26%	$1,125,052	27%
United States mechanical construction and facilities services	2,601,659	59%	2,229,090	55%	2,256,936	54%
United States building services	545,803	12%	542,269	13%	544,618	13%
United States industrial services	109,192	3%	104,613	3%	78,861	2%
Total United States operations	4,289,265	97%	3,912,188	97%	4,005,467	96%
United Kingdom building services	134,634	3%	124,176	3%	151,124	4%
Total worldwide operations	$4,423,899	100%	$4,036,364	100%	$4,156,591	100%
Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time as the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.
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
Our remaining performance obligations at March 31, 2020 were $4.42 billion compared to $4.04 billion at December 31, 2019 and $4.16 billion at March 31, 2019. The increase in remaining performance obligations at March 31, 2020 compared to December 31, 2019 was attributable to an increase in remaining performance obligations within all of our reportable segments, except for our United States electrical construction and facilities services segment, which experienced a slight decline in remaining performance obligations.
Novel Coronavirus
In December 2019, a novel strain of coronavirus (“COVID-19”) emerged and has spread around the world. On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, U.S. President Trump announced a National Emergency relating to the pandemic. Government authorities in the U.S. and U.K. have recommended or imposed various social distancing, quarantine, and isolation measures on large portions of the population, which include limitations on travel and mandatory cessation of certain business activities. Both the outbreak and the containment and mitigation measures could have a serious adverse impact on the economy, the severity and duration of which are uncertain. It is likely that government stabilization efforts will only partially mitigate the consequences to the economy. The extent to which the COVID-19 pandemic will impact our business and results of operations is highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic; the duration and extent of imposed or recommended containment and mitigation measures; the extent, duration, and effective execution of government stabilization and recovery efforts; the impact of the pandemic on economic activity, including on construction projects, our customers’ demand for our services and our vendors’ ability to supply us with raw materials; our ability to effectively operate, including as a result of travel restrictions and mandatory business and facility closures; the ability of our customers to pay us for services rendered; any further closures of our and our customers’ offices and facilities; and any additional project delays or shutdowns. While we believe our remaining performance obligations are firm, customers may also slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events could have a material adverse effect on our business, financial condition, and/or results of operations.
Although the ongoing COVID-19 pandemic did not have a material adverse impact on our result of operations for the first quarter of 2020, we began to experience disruptions caused by the pandemic, as well as the related containment and mitigation measures mandated by governmental authorities. As a result, we have enacted our business continuity plans and have implemented certain short-term cost reductions, including reducing executive and director compensation. We continue to bid on projects despite the challenging environment; however, our ability to execute on such work is impacted by closures, work stoppages, job site delays, access restrictions to certain facilities, and reduced capital spending by our customers across the geographies in which we operate. While we believe these disruptions will be temporary, it is difficult to predict how long they will last and the impact they will have on us in future periods. We will continue to evaluate the effect of COVID-19 on our business.
Computer System Attack
On February 15, 2020, we became aware on an infiltration and encryption of portions of our information technology network. This attack temporarily disrupted our use of the impacted systems. As part of our investigation into this incident, we have engaged outside security experts. Although our investigation is still ongoing, the procedures performed to date have not identified any exfiltration of customer or employee data or any inappropriate access to our accounting or finance systems. The Company maintains insurance coverage for these types of incidents; such policies, however, may not completely provide coverage for, or completely offset the costs of, this infiltration.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources, as well as our primary liquidity requirements and sources and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with original maturity dates of three months or less.
Our short-term liquidity requirements primarily arise from: (a) working capital requirements, (b) business acquisitions and joint venture investments, (c) cash dividend payments, (d) interest and principal payments related to our outstanding indebtedness, and (e) payment of income taxes. We can expect to meet those requirements through our cash and cash equivalent balances, cash generated from our operations, and the borrowing capacity available under our revolving credit facility. However, negative macroeconomic trends, including the impact of COVID-19, could have an adverse effect on future liquidity if we experience delays in the payment of outstanding receivables beyond normal payment terms or an increase in credit losses. In addition, during economic downturns, there have typically been fewer small discretionary projects from the private sector and our competitors have aggressively bid larger long-term infrastructure and public sector contracts. Short-term liquidity is also impacted by: (a) the type and length of construction contracts in place as performance of long duration contracts typically requires greater amounts of working capital, (b) the level of turnaround activities within our United States industrial services segment as such projects are billed in arrears pursuant to contractual terms that are standard within the industry, and (c) the billing terms of our maintenance contracts, including those within our United States building services segment. While we strive to negotiate favorable billing terms which allow us to invoice in advance of costs incurred on certain of our contracts, there can be no assurance that such terms will be agreed to by our customers.
Long-term liquidity requirements can be expected to be met initially through cash generated from operating activities and the borrowing capacity available under our revolving credit facility. Based upon our current credit ratings and financial position, we can also reasonably expect to be able to secure long-term debt financing if required to achieve our strategic objectives. Over the long term, our primary revenue risk factor continues to be the level of demand for non-residential construction and building and industrial services, which are influenced by macroeconomic trends including interest rates and governmental economic policy. In addition, our ability to perform work is critical to meeting our long-term liquidity requirements.
Despite the economic uncertainty described above, we believe that our current cash and cash equivalents and the borrowing capacity available under our revolving credit facility or other forms of financing available to us through borrowings, combined with cash expected to be generated from our operations, will be sufficient to provide short-term and foreseeable long-term liquidity and meet our expected capital expenditure requirements.

Cash Flows
The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the three months ended March 31,
	2020	2019
Net cash used in operating activities	$(78,813)	$(57,435)
Net cash used in investing activities	$(14,421)	$(44,008)
Net cash provided by (used in) financing activities	$86,119	$(11,808)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(4,678)	$1,298
Our consolidated cash balance, including cash equivalents and restricted cash, decreased by approximately $11.8 million from $359.9 million at December 31, 2019 to $348.1 million at March 31, 2020. Net cash used in operating activities for the three months ended March 31, 2020 was $78.8 million compared to $57.4 million of cash used in operating activities for the three months ended March 31, 2019. The increase in cash used in operating activities was primarily due to the timing of cash receipts from our customers, partially offset by a decrease in payments to our vendors. Net cash used in investing activities for the three months ended March 31, 2020 decreased by approximately $29.6 million compared to the three months ended March 31, 2019. The decrease in net cash used in investing activities was primarily due to a decrease in payments for the acquisitions of businesses. Net cash provided by financing activities for the three months ended March 31, 2020 was $86.1 million compared to net cash used in financing activities for the three months ended March 31, 2019 of $11.8 million. The increase in net cash provided by financing activities was primarily due to net borrowings of $192.5 million under our credit facility during the first quarter of 2020, partially offset by a $99.0 million increase in funds used for the repurchase of our common stock.
Debt
Until March 2, 2020, we had a credit agreement dated as of August 3, 2016, which provided for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”). On March 2, 2020, we amended and restated the 2016 Credit Agreement to provide for a $1.3 billion revolving credit facility (the “2020 Revolving Credit Facility”) and a $300.0 million term loan (the “2020 Term Loan”) (collectively referred to as the “2020 Credit Agreement”) expiring March 2, 2025. We may increase the 2020 Revolving Credit Facility to $1.9 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $400.0 million of available capacity under the 2020 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2020 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2020 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of March 31, 2020 with respect to the 2020 Credit Agreement and, as of December 31, 2019, with respect to the 2016 Credit Agreement. A commitment fee is payable on the average daily unused amount of the 2020 Revolving Credit Facility, which ranges from 0.10% to 0.25%, based on certain financial tests. The fee was 0.10% of the unused amount as of March 31, 2020. Borrowings under the 2020 Credit Agreement bear interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.87% and 0.99% at March 31, 2020 for our 2020 Revolving Credit Facility and our 2020 Term Loan, respectively) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2020), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rates in effect at March 31, 2020 were 1.87% and 1.99% for our 2020 Revolving Credit Facility and our 2020 Term Loan, respectively. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests. We capitalized an additional $3.1 million of debt issuance costs associated with the 2020 Credit Agreement. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. We are required to make annual installment payments on the 2020 Term Loan, with a principal payment of $7.5 million on December 31, 2020 and principal payments on December 31 of each subsequent year in the amount of $15.0 million. All unpaid principal and interest is due on March 2, 2025. As of March 31, 2020 and December 31, 2019, the balance of the 2020 Term Loan and the 2016 Term Loan was $300.0 million and $254.4 million, respectively. As of March 31, 2020 and December 31, 2019, we had approximately $79.0 million and $109.0 million of letters of credit outstanding, respectively. There were $200.0 million in borrowings outstanding under the 2020 Revolving Credit Facility as of March 31, 2020, and there were $50.0 million in borrowings outstanding under the 2016 Revolving Credit Facility as of December 31, 2019.

Share Repurchase Program and Dividends
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.15 billion of our outstanding common stock. During the first quarter of 2020, we repurchased approximately 1.5 million shares of our common stock for approximately $99.0 million. Since the inception of the repurchase program through March 31, 2020, we have repurchased approximately 17.4 million shares of our common stock for approximately $890.5 million. As of March 31, 2020, there remained authorization for us to repurchase approximately $259.5 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2020 Credit Agreement, placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.08 per share. Our 2020 Credit Agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay a quarterly dividend of $0.08 per share for the foreseeable future. The payment of dividends has been and will be funded from our operations.
Off-Balance Sheet Arrangements and Other Commitments
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. Surety Bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. Public sector contracts require Surety Bonds more frequently than private sector contracts and, accordingly, our bonding requirements typically increase as the amount of our public sector work increases. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. As of March 31, 2020, based on the percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.3 billion, which represents approximately 30% of our total remaining performance obligations. We are not aware of any losses in connection with Surety Bonds, which have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.
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

Contractual Obligations
The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facility (including interest at 1.87%) (1)	$218.7	$3.8	$7.6	$207.3	$—
Term loan (including interest at 1.99%) (1)	327.1	13.5	41.3	272.3	—
Finance leases	9.9	4.1	4.6	1.1	0.1
Operating leases	288.0	61.9	90.9	58.8	76.4
Open purchase obligations (2)	1,250.8	1,094.0	156.1	0.7	—
Other long-term obligations, including current portion (3)	396.5	66.9	320.4	9.2	—
Total Contractual Obligations	$2,491.0	$1,244.2	$620.9	$549.4	$76.5

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Letters of credit	$79.0	$79.0	$—	$—	$—
 _________

(1)
On March 2, 2020, we entered into a $1.3 billion revolving credit facility (the “2020 Revolving Credit Facility”) and a $300.0 million term loan (the “2020 Term Loan”) (collectively referred to as the “2020 Credit Agreement”). As of March 31, 2020, the amount outstanding under the 2020 Term Loan was $300.0 million, and there were borrowings outstanding of $200.0 million under the 2020 Revolving Credit Facility.

(2)
Represents open purchase orders for material and subcontracting costs related to construction and services contracts. These purchase orders are not reflected in EMCOR’s Consolidated Balance Sheets and should not impact future cash flows as amounts should be recovered through customer billings.

(3)
Primarily represents insurance related liabilities, and liabilities for deferred income taxes, incentive compensation and deferred compensation, classified as other long-term liabilities in the Consolidated Balance Sheets. Cash payments for insurance and deferred compensation related liabilities may be payable beyond three years, however, it is not practical to estimate these payments; therefore, these liabilities are reflected in the 1-3 years payment period. We provide funding to our post retirement plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated and, therefore, have not been included in the table.

Legal Proceedings
We are involved in several legal proceedings in which damages and claims have been asserted against us. While litigation is subject to many uncertainties and the outcome of litigation is not predictable with assurance, we do not believe that any such matters will have a material adverse effect on our financial position, results of operations or liquidity.
Certain Insurance Matters
As of March 31, 2020 and December 31, 2019, we utilized approximately $78.9 million of letters of credit obtained under our 2020 Revolving Credit Facility and $108.9 million of letters of credit obtained under our 2016 Revolving Credit Facility, respectively, as collateral for our insurance obligations.
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

Application of Critical Accounting Policies
Our consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of our annual report on Form 10-K for the year ended December 31, 2019. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from contracts with customers; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill and identifiable intangible assets.
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

Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the three months ended March 31, 2020 and 2019, there were no changes in total estimated costs that had a significant impact on our operating results. In addition, there were no significant losses recognized during the three months ended March 31, 2020 and 2019.
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
Accounts Receivable
Accounts receivable are recognized in the period we deliver goods or provide services to our customers or when our right to consideration is unconditional. We are required to estimate the collectibility of accounts receivable. Specific accounts receivable are evaluated when we believe a customer may not be able to meet its financial obligations due to the deterioration of its financial condition or its credit ratings. In addition, a considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant assessment factors include the creditworthiness of the customer, our prior collection history with the customer, the related aging of past due balances, projections of credit losses based on historical trends in credit quality indicators or past events, and forecasts of future economic conditions. At March 31, 2020 and December 31, 2019, our accounts receivable of $2,055.5 million and $2,030.8 million, respectively, were recorded net of allowances for credit losses of $20.0 million and $14.5 million, respectively. Our allowance for credit losses increased based on our evaluation of forecasts of future economic conditions and the expected impact on customer collections, in accordance with Accounting Standards Codification Topic 326, “Financial Instruments - Credit Losses,” as described in Note 2 - New Accounting Pronouncements of the notes to consolidated financial statements included in Item 1. Financial Statements. Allowances for credit losses are based on the best facts available and are re-evaluated and adjusted on a regular basis as additional information is received. Negative macroeconomic trends, including the impact of COVID-19, could result in an increase in our credit losses if we experience delays in the payment of outstanding receivables or if future economic conditions differ from our forecasts.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on the Consolidated Balance Sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims increased by $2.7 million at March 31, 2020 compared to December 31, 2019, partially as a result of greater potential exposures, including the impact of acquired companies. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims were to increase by 10%, it would have resulted in $17.2 million of additional expense for the three months ended March 31, 2020.
Income Taxes
We had net deferred income tax liabilities at March 31, 2020 and December 31, 2019 of $75.8 million and $71.7 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets, goodwill, and depreciable fixed assets, which will impact our taxable income in future periods. Included within these net deferred income tax liabilities are $169.9 million and $176.2 million of deferred income tax assets as of March 31, 2020 and December 31, 2019, respectively. A valuation allowance is required when it is more likely than not that all or a portion of a deferred income tax asset will not be realized. As of March 31, 2020 and December 31, 2019, the total valuation allowance on deferred income tax assets, primarily related to state net operating loss carryforwards, was approximately $3.5 million. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on our taxable income, which has generally exceeded the amount of our net deferred tax asset balance, as well as current projections of future taxable income, we have determined that it is more likely than not that the net deferred income tax assets will be realized. However, revisions to our forecasts or declining macroeconomic conditions could result in changes to our assessment of the realization of these deferred tax assets.
Goodwill and Identifiable Intangible Assets
As of March 31, 2020, we had $1,064.9 million and $597.9 million, respectively, of goodwill and net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, and trade names) arising out of the acquisition of companies. As of December 31, 2019, goodwill and net identifiable intangible assets were $1,063.9 million and $611.4 million, respectively. As of March 31, 2020, approximately 13.4% of our goodwill related to our United States electrical construction and facilities services segment, approximately 28.1% related to our United States mechanical construction and facilities services segment, approximately 27.2% related to our United States building services segment, and approximately 31.3% related to our United States industrial services segment. The change to goodwill since December 31, 2019 was the result of an acquisition completed in 2020. Accounting Standards Codification Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) requires that goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, but instead be tested at least annually for impairment (which we test each October 1, absent any earlier identified impairment indicators), and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding the ability to successfully integrate acquired companies, as well as macroeconomic conditions.
We test for impairment of our goodwill at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 14, “Segment Information,” of the notes to consolidated financial statements. In assessing whether our goodwill is impaired, we compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is impaired and an impairment loss in the amount of the excess is recognized and charged to operations. The fair value of each of our reporting units is generally determined using discounted estimated future cash flows; however, in certain circumstances, consideration is given to a market approach whereby fair value is measured based on a multiple of earnings.
As of the date of our latest impairment test (October 1, 2019), the carrying values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment were approximately $331.0 million, $369.5 million, $546.8 million, and $705.2 million, respectively. The fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment and our United States industrial services segment exceeded their carrying values by approximately $1,321.8 million, $2,011.5 million, $922.3 million, and $40.5 million, respectively. No impairment of our goodwill was recognized during the three months ended March 31, 2020 and 2019.

The weighted average cost of capital used in our annual testing for impairment as of October 1, 2019 was 9.5%, 9.1%, and 10.5% for our domestic construction segments, our United States building services segment and our United States industrial services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for all of our domestic segments. Unfavorable changes in these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average costs of capital would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $108.8 million, $156.7 million, $98.0 million, and $40.3 million, respectively. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $61.4 million, $90.5 million, $55.7 million, and $20.5 million, respectively. Given the amounts by which the fair value exceeds the carrying value for each of our reporting units other than our United States industrial services segment, the decreases in estimated fair values described above would not have significantly impacted our 2019 impairment test. In the case of our United States industrial services segment, however, such decreases would cause the estimated fair value to approach its carrying value.
We also test for the impairment of trade names that are not subject to amortization by calculating the fair value using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. No impairment of our indefinite-lived trade names was recognized during the three months ended March 31, 2020 and 2019.
In addition, we review for the impairment of other identifiable intangible assets that are being amortized whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their discounted estimated future cash flows. No impairment of our other identifiable intangible assets was recognized during the three months ended March 31, 2020 and 2019.
We have certain businesses, particularly within our United States industrial services segment, whose results are highly impacted by the demand for some of our offerings within the industrial and oil and gas markets. Volatility in the price of oil has historically caused some of our refinery customers to curtail or delay maintenance or capital projects. Prolonged volatility in the price of oil may adversely affect some of our refinery customers causing them to defer maintenance and/or capital projects performed by our companies or delay purchases or repairs of heat exchangers that are manufactured and repaired by some of our companies. Future performance of this segment, along with a continued evaluation of the conditions of its end user markets, will be important to ongoing impairment assessments. Should this segment’s actual results suffer a decline or expected future results be revised downward, the risk of goodwill impairment or impairment of other identifiable intangible assets would increase.
Our development of the discounted future cash flow projections used in impairment testing is based upon assumptions and estimates by management from a review of our operating results and business plans as well as forecasts of anticipated growth rates and margins, among other considerations. In addition, estimates of the weighted average cost of capital for each reporting unit are developed with the assistance of a third-party valuation specialist and certain other factors used in assessing fair value, such as interest rates, are outside the control of management. These assumptions and estimates can change in future periods, especially in consideration of the uncertainty created by the COVID-19 pandemic and how it will impact the broader economy and our results of operations. There can be no assurance that estimates and assumptions made for purposes of our goodwill and identifiable intangible asset impairment testing will prove to be accurate predictions of the future. If our assumptions regarding future business performance including anticipated growth rates and margins are not achieved, or there is a rise in interest rates, we may be required to record goodwill and/or identifiable intangible asset impairment charges in future periods.
It is not possible at this time to determine if any future impairment charge will result or, if it does, whether such a charge would be material.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the three months ended March 31, 2020, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2020 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2020 Credit Agreement bear interest at variable rates. As of March 31, 2020, there were $200.0 million in borrowings outstanding under the 2020 Revolving Credit Facility and the balance of the 2020 Term Loan was $300.0 million. This instrument bears interest at (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.87% and 0.99% at March 31, 2020 for our 2020 Revolving Credit Facility and our 2020 Term Loan, respectively) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2020), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rates in effect at March 31, 2020 were 1.87% and 1.99% for our 2020 Revolving Credit Facility and our 2020 Term Loan, respectively. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests. Based on the $500.0 million of borrowings outstanding under the 2020 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $3.7 million in the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $3.7 million in the next twelve months. The 2020 Credit Agreement expires on March 2, 2025.
It is expected that a number of banks currently reporting information used to set LIBOR will stop doing so after 2021, which could either cause LIBOR to stop publication or cause LIBOR to no longer be representative of the underlying market. We believe our exposure to market risk associated with the discontinuation of LIBOR is limited as our 2020 Credit Agreement contains provisions which allow for the use of alternate benchmark rates. We are not exposed to any other material contracts that reference LIBOR.
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
Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the end of the period. The resulting translation adjustments are recorded as accumulated other comprehensive (loss) income, a component of equity, in the Consolidated Balance Sheets. We believe our exposure to the effects that fluctuating foreign currencies may have on our consolidated results of operations is limited because our foreign operations primarily invoice customers and collect obligations in their respective local currencies. Additionally, expenses associated with these transactions are generally contracted and paid for in their same local currencies.
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction, building services, and industrial services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of approximately 11,500 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material costs could reduce our profitability with respect to projects in progress.

ITEM 4.   CONTROLS AND PROCEDURES.
Based on an evaluation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Securities Exchange Act of 1934), our Chairman, President, and Chief Executive Officer, Anthony J. Guzzi, and our Executive Vice President, Chief Financial Officer, and Treasurer, Mark A. Pompa, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchanges Act of 1934) are effective as of the end of the period covered by this report.
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION.
ITEM 1.   LEGAL PROCEEDINGS.
We are involved in several legal proceedings in which damages and claims have been asserted against us. We believe that we have a number of valid defenses to such proceedings and claims and intend to vigorously defend ourselves. We do not believe that any such matters will have a material adverse effect on our financial position, results of operations, or liquidity. We record a loss contingency if the potential loss from a proceeding or claim is considered probable and the amount can be reasonably estimated or a range of loss can be determined. We provide disclosure when it is reasonably possible that a loss will be incurred in excess of any recorded provision. Significant judgment is required in these determinations. As additional information becomes available, we reassess prior determinations and may change our estimates. Additional claims may be asserted against us in the future. Litigation is subject to many uncertainties, and the outcome of litigation is not predictable with assurance. It is possible that a litigation matter for which liabilities have not been recorded could be decided unfavorably to us, and that any such unfavorable decision could have a material adverse effect on our financial position, results of operations or liquidity.
ITEM 1A.   RISK FACTORS.
There were no material changes during the first quarter of 2020 to the risk factors identified in the Company’s annual report for 2019 on Form 10-K, except as noted below.
Public health emergencies, epidemics, or pandemics, including the novel coronavirus, impact our business. The impact of the global spread of COVID-19, and of the responses of governments, businesses, and individuals to combat it, have caused significant volatility, uncertainty, and economic disruption, which has adversely impacted our operations and those of our customers and clients. On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, U.S. President Trump announced a National Emergency relating to the pandemic. Government authorities in the U.S. and U.K. have recommended or imposed various social distancing, quarantine, and isolation measures on large portions of the population, which include limitations on travel and mandatory cessation of certain business activities. Both the outbreak and the containment and mitigation measures have a serious adverse impact on the economy, the severity and duration of which are uncertain. It is likely that government stabilization efforts will only partially mitigate the consequences to the economy.
The extent to which the COVID-19 pandemic will impact our business and results of operations is highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic; the duration and extent of imposed or recommended containment and mitigation measures; the extent, duration and effective execution of government stabilization and recovery efforts; the impact of the pandemic on economic activity, including on construction projects, our customers’ demand for our services and our vendors’ ability to supply us with raw materials; our ability to effectively operate, including as a result of travel restrictions and mandatory business and facility closures; the ability of our customers to pay us for services rendered; any further closures of our and our customers’ offices and facilities; and any additional project delays or shutdowns. Customers may also slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and/or stock price.
Additionally, as our employees access our systems remotely, as a result of the COVID-19 pandemic and the associated business or facility closures, the Company may be subject to heightened security risks, including the risks of cyber-attacks. Further, if any of the Company’s key personnel are unable to perform their duties for a period of time, including as a result of illness, the Company’s results of operations could be adversely affected.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2020 to January 31, 2020	—	—	—	$158,506,898
February 1, 2020 to February 29, 2020	214,500	$78.41	214,500	$141,687,752
March 1, 2020 to March 31, 2020	1,269,255	$64.79	1,269,255	$259,458,907
Total	1,483,755	$66.75	1,483,755

(1)
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.15 billion of our outstanding common stock. As of March 31, 2020, there remained authorization for us to repurchase approximately $259.5 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement, placing limitations on such repurchases.

(2)	Excludes 31,748 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.
ITEM 6.   EXHIBITS.
For the list of exhibits, see the Exhibit Index immediately following the signature page hereof, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 30, 2020

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
Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report June 17, 2013)
3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(b)	Amended and Restated By-Laws and Amendments thereto	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”)
4(a)	Sixth Amended and Restated Credit Agreement dated as of March 2, 2020 by and among EMCOR and a subsidiary and Bank of Montreal, as Agent and the lenders listed on the signature pages thereof	Filed herewith
4(b)	Sixth Amended and Restated Security Agreement dated as of March 2, 2020 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Filed herewith
4(c)	Sixth Amended and Restated Pledge Agreement dated as of March 2, 2020 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Filed herewith
4(d)	Fifth Amended and Restated Guaranty Agreement dated as of March 2, 2020 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Filed herewith

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(g-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(h-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(i-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(i-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(i-3)	Amendment to Continuity Agreements and Severance Agreements with Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(j)	Amendment dated as of March 29, 2010 to Severance Agreement with Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-1)	Severance Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio	Exhibit 10(l-1) to the September 2016 Form 10-Q
10(k-2)	Continuity Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio (“Mauricio Continuity Agreement”)	Exhibit 10(l-2) to the September 2016 Form 10-Q
10(k-3)	Amendment dated April 10, 2017 to Mauricio Continuity Agreement	Exhibit 10(l-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10(l-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(l-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(l-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(l-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (“March 2012 Form 10-Q”)
10(l-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10(l-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(l-7)	Fifth Amendment to LTIP	Exhibit 10(l-7) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”)
10(l-8)	Sixth Amendment to LTIP	Exhibit 10(l-8) to 2015 Form 10-K
10(m)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(n)	Amended and Restated 2010 Incentive Plan	Exhibit 10(q-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015
10(o)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(p)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(q)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(r)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“June 2012 Form 10-Q”)
10(s)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2014
10(t)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(u)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(v)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(w)	Restricted Stock Unit Award Agreement dated June 11, 2015 between EMCOR and Stephen W. Bershad	Exhibit 10(f)(f) to the June 30, 2015 Form 10-Q
10(x)	Executive Compensation Recoupment Policy	Exhibit 10(h)(h) to 2015 Form 10-K
10(y)	Restricted Stock Unit Award Agreement dated June 30, 2017 between EMCOR and Mark A. Pompa	Exhibit 10(f)(f) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
11	Computation of Basic EPS and Diluted EPS for the three months ended March 31, 2020 and 2019	Note 5 of the Notes to the Consolidated Financial Statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President, Chief Financial Officer and Treasurer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President, Chief Financial Officer and Treasurer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Exhibit 95 to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2019
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.
Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed