Form 10-Q
period 2020-06-30
EMCOR Group, Inc.
filed 2020-08-03
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Number of shares of Common Stock outstanding as of the close of business on July 28, 2020: 54,905,926 shares.

[This Page Intentionally Left Blank]

EMCOR Group, Inc.

FORWARD-LOOKING STATEMENTS
Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Such statements are being made pursuant to the 1995 Act and with the intention of obtaining the benefit of the “Safe Harbor” provisions of the 1995 Act. Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including market share growth, gross profit, project mix, projects with varying profit margins, selling, general and administrative expenses, and trends in our business and other characterizations of future events or circumstances. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties, and assumptions, including, but not limited to adverse effects of general economic conditions, changes in the political environment, changes in the specific markets for our services, adverse business conditions, availability of adequate levels of surety bonding, increased competition, unfavorable labor productivity, mix of business, the impact of the 2020 ransomware attack, and the impact of the COVID-19 pandemic on our revenue and operations. These risks and uncertainties are discussed in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report, our Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form10-Q for the quarterly period ended March 31, 2020, and in other reports filed from time to time with the SEC and available at www.sec.gov and www.emcorgroup.com. Such risks, uncertainties, and assumptions are difficult to predict, beyond our control and may turn out to be inaccurate, causing actual results to differ materially from those that might be anticipated (whether expressly or implied) from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$481,391	$358,818
Accounts receivable, less allowance for credit losses of $20,976 and $14,466, respectively	1,936,442	2,030,813
Contract assets	171,389	177,830
Inventories	40,590	40,446
Prepaid expenses and other	49,268	51,976
Total current assets	2,679,080	2,659,883
Property, plant and equipment, net	158,453	156,187
Operating lease right-of-use assets	240,659	245,471
Goodwill	839,772	1,063,911
Identifiable intangible assets, net	576,540	611,444
Other assets	95,919	93,462
Total assets	$4,590,423	$4,830,358
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$10,234	$18,092
Accounts payable	563,128	665,402
Contract liabilities	655,298	623,642
Accrued payroll and benefits	317,783	382,573
Other accrued expenses and liabilities	209,064	195,757
Operating lease liabilities, current	52,705	53,144
Total current liabilities	1,808,212	1,938,610
Borrowings under revolving credit facility	—	50,000
Long-term debt and finance lease liabilities	294,126	244,139
Operating lease liabilities, long-term	204,361	204,950
Other long-term obligations	339,526	334,879
Total liabilities	2,646,225	2,772,578
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 60,521,102 and 60,359,252 shares issued, respectively	605	604
Capital surplus	38,975	32,274
Accumulated other comprehensive loss	(91,172)	(89,288)
Retained earnings	2,348,199	2,367,481
Treasury stock, at cost 5,623,176 and 4,139,421 shares, respectively	(352,985)	(253,937)
Total EMCOR Group, Inc. stockholders’ equity	1,943,622	2,057,134
Noncontrolling interests	576	646
Total equity	1,944,198	2,057,780
Total liabilities and equity	$4,590,423	$4,830,358
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues	$2,014,021	$2,324,202	$4,313,853	$4,482,930
Cost of sales	1,698,735	1,977,822	3,665,506	3,827,796
Gross profit	315,286	346,380	648,347	655,134
Selling, general and administrative expenses	205,174	226,248	432,171	432,417
Restructuring expenses	—	173	69	448
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	232,750	—	232,750	—
Operating (loss) income	(122,638)	119,959	(16,643)	222,269
Net periodic pension (cost) income	718	400	1,460	806
Interest expense, net	(2,110)	(3,231)	(4,598)	(6,054)
(Loss) income before income taxes	(124,030)	117,128	(19,781)	217,021
Income tax (benefit) provision	(40,341)	33,156	(11,757)	60,639
Net (loss) income	$(83,689)	$83,972	$(8,024)	$156,382

Basic (loss) earnings per common share	$(1.52)	$1.49	$(0.14)	$2.78

Diluted (loss) earnings per common share	$(1.52)	$1.49	$(0.14)	$2.77

Dividends declared per common share	$0.08	$0.08	$0.16	$0.16
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(83,689)	$83,972	$(8,024)	$156,382
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4	(908)	(2,980)	(297)
Post retirement plans, amortization of actuarial loss included in net (loss) income (1)	546	528	1,096	1,063
Other comprehensive income (loss)	550	(380)	(1,884)	766
Comprehensive (loss) income	$(83,139)	$83,592	$(9,908)	$157,148
_________
(1)Net of tax of $0.1 million for each of the three months ended June 30, 2020 and 2019, and net of tax of $0.3 million for each of the six months ended June 30, 2020 and 2019.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows - operating activities:
Net (loss) income	$(8,024)	$156,382
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,220	21,391
Amortization of identifiable intangible assets	29,404	23,169
Provision for credit losses	4,957	851
Deferred income taxes	(19,942)	(920)
Excess tax benefits from share-based compensation	(196)	(593)
Non-cash expense for impairment of goodwill, identifiable intangible assets, and other long-lived assets	232,750	—
Non-cash share-based compensation expense	5,960	6,225
Other reconciling items	1,064	3,020
Changes in operating assets and liabilities, excluding the effect of businesses acquired	7,550	(251,723)
Net cash provided by (used in) operating activities	276,743	(42,198)
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(3,194)	(63,991)
Proceeds from sale or disposal of property, plant and equipment	824	1,326
Purchase of property, plant and equipment	(25,951)	(22,455)
Investments in and advances to unconsolidated entities	—	(794)
Distributions from unconsolidated entities	—	84
Net cash used in investing activities	(28,321)	(85,830)
Cash flows - financing activities:
Proceeds from revolving credit facility	200,000	—
Repayments of revolving credit facility	(250,000)	—
Proceeds from long-term debt	300,000	—
Repayments of long-term debt and debt issuance costs	(257,549)	(7,601)
Repayments of finance lease liabilities	(2,354)	(2,151)
Dividends paid to stockholders	(8,888)	(8,967)
Repurchase of common stock	(99,048)	—
Taxes paid related to net share settlements of equity awards	(2,550)	(3,735)
Issuance of common stock under employee stock purchase plan	3,228	2,969
Payments for contingent consideration arrangements	(4,070)	(2,508)
Distributions to noncontrolling interests	(70)	(250)
Net cash used in financing activities	(121,301)	(22,243)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,701)	(175)
Increase (decrease) in cash, cash equivalents, and restricted cash	122,420	(150,446)
Cash, cash equivalents, and restricted cash at beginning of year (1)	359,920	366,214
Cash, cash equivalents, and restricted cash at end of period (2)	$482,340	$215,768
_________
(1)Includes $1.1 million and $2.3 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively.
(2)Includes $0.9 million and $2.4 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of June 30, 2020 and 2019, respectively.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended June 30, 2019 and 2020
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, March 31, 2019	$1,811,622	602	22,291	(86,516)	2,128,326	(253,937)	856
Net income	83,972	—	—	—	83,972	—	—
Other comprehensive loss	(380)	—	—	(380)	—	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	1,646	—	1,646	—	—	—	—
Common stock dividends	(4,487)	—	36	—	(4,523)	—	—
Distributions to noncontrolling interests	(210)	—	—	—	—	—	(210)
Share-based compensation expense	2,668	—	2,668	—	—	—	—
Balance, June 30, 2019	$1,894,831	$603	$26,640	$(86,896)	$2,207,775	$(253,937)	$646
Balance, March 31, 2020	$2,027,594	$605	$34,745	$(91,722)	$2,436,305	$(352,985)	$646
Net loss	(83,689)	—	—	—	(83,689)	—	—
Other comprehensive income	550	—	—	550	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(58)	—	(58)	—	—	—	—
Common stock issued under employee stock purchase plan	1,590	—	1,590	—	—	—	—
Common stock dividends	(4,388)	—	29	—	(4,417)	—	—
Distributions to noncontrolling interests	(70)	—	—	—	—	—	(70)
Share-based compensation expense	2,669	—	2,669	—	—	—	—
Balance, June 30, 2020	$1,944,198	$605	$38,975	$(91,172)	$2,348,199	$(352,985)	$576
 _________
(1)Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the six months ended June 30, 2019 and 2020
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2018	$1,741,441	$601	$21,103	$(87,662)	$2,060,440	$(253,937)	$896
Net income	156,382	—	—	—	156,382	—	—
Other comprehensive income	766	—	—	766	—	—	—
Common stock issued under share-based compensation plans	—	2	(2)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,735)	—	(3,735)	—	—	—	—
Common stock issued under employee stock purchase plan	2,969	—	2,969	—	—	—	—
Common stock dividends	(8,967)	—	80	—	(9,047)	—	—
Distributions to noncontrolling interests	(250)	—	—	—	—	—	(250)
Share-based compensation expense	6,225	—	6,225	—	—	—	—
Balance, June 30, 2019	$1,894,831	$603	$26,640	$(86,896)	$2,207,775	$(253,937)	$646
Balance, December 31, 2019	$2,057,780	$604	$32,274	$(89,288)	$2,367,481	$(253,937)	$646
Net loss	(8,024)	—	—	—	(8,024)	—	—
Other comprehensive loss	(1,884)	—	—	(1,884)	—	—	—
Cumulative-effect adjustment (2)	(2,307)	—	—	—	(2,307)	—	—
Common stock issued under share-based compensation plans	1	1	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(2,550)	—	(2,550)	—	—	—	—
Common stock issued under employee stock purchase plan	3,228	—	3,228	—	—	—	—
Common stock dividends	(8,888)	—	63	—	(8,951)	—	—
Repurchase of common stock	(99,048)	—	—	—	—	(99,048)	—
Distributions to noncontrolling interests	(70)	—	—	—	—	—	(70)
Share-based compensation expense	5,960	—	5,960	—	—	—	—
Balance, June 30, 2020	$1,944,198	$605	$38,975	$(91,172)	$2,348,199	$(352,985)	$576
 _________
(1)Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.
(2)Represents adjustment to retained earnings upon the adoption of Accounting Standards Codification Topic 326.
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
The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.
NOTE 2 New Accounting Pronouncements
On January 1, 2020, we adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”), which changes the way in which entities estimate and present credit losses for most financial assets, including accounts receivable and contract assets. This pronouncement replaces the previous incurred loss model with an expected credit loss model that requires consideration of a broader range of information when estimating expected credit losses over the contractual life of an asset. This guidance requires entities to estimate expected credit losses by considering forecasts of future economic conditions in addition to information about past events and current conditions. The cumulative effect of applying the new guidance was recorded as a reduction to retained earnings in the amount of $2.3 million, net of deferred taxes of $0.9 million. Our financial position and results of operations for reporting periods beginning on or after January 1, 2020 reflect the guidance issued under this new accounting pronouncement, while prior periods continue to be reported in accordance with previous guidance and historical accounting policy.
A considerable amount of judgment is required in determining expected credit losses. Credit losses are recorded when we believe a customer, or group of customers, may not be able to meet their financial obligations due to deterioration in financial condition or credit rating. Relevant factors include our prior collection history with our customers, the related aging of past due balances, projections of credit losses based on historical trends in credit quality indicators or past events, and forecasts of future economic conditions. In addition to monitoring delinquent accounts, management reviews the credit quality of its receivables by, among other things, obtaining credit ratings of significant customers, assessing economic and market conditions, and evaluating material changes to a customer’s business, cash flows, and financial condition.
At June 30, 2020 and December 31, 2019, our allowance for credit losses was $21.0 million and $14.5 million, respectively. Due to the economic disruption caused by COVID-19, our allowance for credit losses increased based on our evaluation of: (a) specific outstanding balances and (b) forecasts of future economic conditions and the expected impact on customer collections. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions differ from our forecasts, we could experience an increase in our credit losses.
The change in the allowance for credit losses for the six months ended June 30, 2020 was as follows (in thousands):

Balance at December 31, 2019	$14,466
Cumulative-effect adjustment	3,150
Provision for credit losses	4,957
Amounts written off against the allowance	(1,597)
Balance at June 30, 2020	$20,976
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
(3) Determine the transaction price
The transaction price represents the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to our customers. The consideration promised within a contract may include fixed amounts, variable amounts, or both. To the extent the performance obligation includes variable consideration, including contract bonuses and penalties that can either increase or decrease the transaction price, the Company estimates the amount of variable consideration to be included in the transaction price utilizing one of two prescribed methods, depending on which method better predicts the amount of consideration to which the entity will be entitled. Such methods include: (a) the expected value method, whereby the amount of variable consideration to be recognized represents the sum of probability-weighted amounts in a range of possible consideration amounts, and (b) the most likely amount method, whereby the amount of variable consideration to be recognized represents the single most likely amount in a range of possible consideration amounts. When applying these methods, the Company considers all information that is reasonably available, including historical, current, and estimates of future performance. The expected value method is typically utilized in situations where a contract contains a large number of possible outcomes while the most likely amount method is typically utilized in situations where a contract has only two possible outcomes.

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
Changes in the estimates of transaction prices are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. For the three and six months ended June 30, 2020 and 2019, there were no significant amounts of revenue recognized during the period related to performance obligations satisfied in prior periods. In addition, for the three and six months ended June 30, 2020 and 2019, there were no significant reversals of revenue recognized associated with the revision of transaction prices.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the three and six months ended June 30, 2020 and 2019, there were no changes in total estimated costs that had a significant impact on our operating results. In addition, there were no significant losses recognized during the three and six months ended June 30, 2020 and 2019.

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
The following tables provide further disaggregation of our revenues by categories we use to evaluate our financial performance within each of our reportable segments for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the three months ended June 30,
	2020	% of Total	2019	% of Total
United States electrical construction and facilities services:
Commercial market sector	$215,285	48%	$286,290	50%
Institutional market sector	34,341	8%	31,596	5%
Hospitality market sector	4,899	1%	2,846	1%
Manufacturing market sector	84,253	19%	118,157	21%
Healthcare market sector	17,696	4%	21,409	4%
Transportation market sector	47,966	10%	51,655	9%
Water and wastewater market sector	1,907	1%	4,618	1%
Short duration projects (1)	30,176	7%	41,447	7%
Service work	10,193	2%	12,003	2%
	446,716		570,021
Less intersegment revenues	(835)		(619)
Total segment revenues	$445,881		$569,402

	For the three months ended June 30,
	2020	% of Total	2019	% of Total
United States mechanical construction and facilities services:
Commercial market sector	$273,434	35%	$299,448	36%
Institutional market sector	99,829	13%	76,674	9%
Hospitality market sector	9,098	1%	8,271	1%
Manufacturing market sector	100,608	13%	137,891	17%
Healthcare market sector	80,528	10%	74,653	9%
Transportation market sector	19,669	2%	9,291	1%
Water and wastewater market sector	45,606	6%	45,537	6%
Short duration projects (1)	73,955	9%	81,168	10%
Service work	88,684	11%	92,432	11%
	791,411		825,365
Less intersegment revenues	(970)		(2,279)
Total segment revenues	$790,441		$823,086
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 Revenue from Contracts with Customers - (Continued)

	For the three months ended June 30,
	2020	% of Total	2019	% of Total
United States building services:
Commercial site-based services	$132,078	28%	$130,921	25%
Government site-based services	38,419	8%	42,787	8%
Mobile mechanical services	282,965	60%	312,822	60%
Energy services	18,954	4%	37,168	7%
Total segment revenues	$472,416		$523,698

	For the three months ended June 30,
	2020	% of Total	2019	% of Total
United States industrial services:
Field services	$177,361	84%	$252,849	86%
Shop services	34,805	16%	42,611	14%
Total segment revenues	$212,166		$295,460

Total United States operations	$1,920,904		$2,211,646

	For the three months ended June 30,
	2020	% of Total	2019	% of Total
United Kingdom building services:
Service work	$51,139	55%	$56,829	50%
Project work	41,978	45%	55,727	50%
Total segment revenues	$93,117		$112,556

Total worldwide operations	$2,014,021		$2,324,202

	For the six months ended June 30,
	2020	% of Total	2019	% of Total
United States electrical construction and facilities services:
Commercial market sector	$458,126	47%	$555,731	51%
Institutional market sector	75,859	8%	53,941	5%
Hospitality market sector	9,981	1%	9,687	1%
Manufacturing market sector	204,625	21%	216,960	20%
Healthcare market sector	38,342	4%	39,024	3%
Transportation market sector	92,146	9%	109,794	10%
Water and wastewater market sector	4,236	1%	10,633	1%
Short duration projects (1)	62,897	6%	81,856	7%
Service work	26,489	3%	21,265	2%
	972,701		1,098,891
Less intersegment revenues	(1,591)		(1,419)
Total segment revenues	$971,110		$1,097,472
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 Revenue from Contracts with Customers - (Continued)

	For the six months ended June 30,
	2020	% of Total	2019	% of Total
United States mechanical construction and facilities services:
Commercial market sector	$578,124	36%	$581,310	37%
Institutional market sector	176,826	11%	137,957	9%
Hospitality market sector	16,812	1%	21,919	1%
Manufacturing market sector	216,190	13%	236,654	15%
Healthcare market sector	168,587	10%	136,027	9%
Transportation market sector	34,015	2%	15,025	1%
Water and wastewater market sector	86,119	5%	88,748	6%
Short duration projects (1)	171,157	11%	181,104	11%
Service work	179,577	11%	181,898	11%
	1,627,407		1,580,642
Less intersegment revenues	(2,854)		(5,147)
Total segment revenues	$1,624,553		$1,575,495
 ________
(1)Represents those projects which generally are completed within three months or less.

	For the six months ended June 30,
	2020	% of Total	2019	% of Total
United States building services:
Commercial site-based services	$275,516	28%	$286,899	28%
Government site-based services	81,336	8%	91,578	9%
Mobile mechanical services	586,356	59%	586,988	56%
Energy services	47,291	5%	70,312	7%
Total segment revenues	$990,499		$1,035,777

	For the six months ended June 30,
	2020	% of Total	2019	% of Total
United States industrial services:
Field services	$447,117	86%	$469,619	85%
Shop services	75,080	14%	84,486	15%
Total segment revenues	$522,197		$554,105

Total United States operations	$4,108,359		$4,262,849

	For the six months ended June 30,
	2020	% of Total	2019	% of Total
United Kingdom building services:
Service work	$106,245	52%	$111,463	51%
Project work	99,249	48%	108,618	49%
Total segment revenues	$205,494		$220,081

Total worldwide operations	$4,313,853		$4,482,930

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
Net contract liabilities consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Contract assets, current	$171,389	$177,830
Contract assets, non-current	—	—
Contract liabilities, current	(655,298)	(623,642)
Contract liabilities, non-current	(2,066)	(2,142)
Net contract liabilities	$(485,975)	$(447,954)
The $38.0 million increase in net contract liabilities for the six months ended June 30, 2020 was primarily attributable to an increase in net contract liabilities on our uncompleted long-term construction contracts, partially as a result of the timing of invoicing to our customers, which included advanced billings on several projects in the earlier stages of completion. The acquisition completed in the first quarter of 2020 did not have a significant impact on our contract assets and contract liabilities. There was no significant impairment of contract assets recognized during either period presented.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 Revenue from Contracts with Customers - (Continued)
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations as of June 30, 2020 (in thousands, except for percentages):

	June 30, 2020	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,013,389	22%
United States mechanical construction and facilities services	2,806,213	61%
United States building services	524,617	12%
United States industrial services	102,682	2%
Total United States operations	4,446,901	97%
United Kingdom building services	144,074	3%
Total worldwide operations	$4,590,975	100%
Our remaining performance obligations at June 30, 2020 were $4.59 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 Revenue from Contracts with Customers - (Continued)
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$836,537	$176,852
United States mechanical construction and facilities services	2,145,366	660,847
United States building services	503,843	20,774
United States industrial services	102,682	—
Total United States operations	3,588,428	858,473
United Kingdom building services	110,874	33,200
Total worldwide operations	$3,699,302	$891,673
We believe our reported remaining performance obligations are firm and contract cancellations have not historically had a material adverse effect on us. However, the extent to which the COVID-19 pandemic may impact our remaining performance obligations remains highly uncertain and will be affected by a number of factors that are difficult to predict. These include the duration and extent of the pandemic; the duration and extent of imposed or recommended quarantines, containment and other mitigation measures, and whether there is a significant resumption of shelter-in-place orders; the near-term impact of the pandemic on broader economic activity, including on construction projects and the oil and gas and related industrial markets; our customers’ demand for our services; and any prolonged delays or shutdowns of active projects or closures of our and our customers’ offices and facilities.
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
On November 1, 2019, we completed the acquisition of Batchelor & Kimball, Inc. (“BKI”), a leading full service provider of mechanical construction and maintenance services. This acquisition strengthens our position and broadens our capabilities in the Southern and Southeastern regions of the United States, and its results of operations have been included within our United States mechanical construction and facilities services segment. Under the terms of the transaction, we acquired 100% of BKI’s outstanding capital stock for total consideration of approximately $220.3 million. In connection with the acquisition of BKI, we acquired working capital of $29.8 million and other net assets of $4.9 million and have preliminarily ascribed $43.9 million to goodwill and $141.7 million to identifiable intangible assets. Goodwill is calculated as the excess of the consideration transferred over the fair value of the net assets acquired and represents the future economic benefits expected from this strategic acquisition. The weighted average amortization period for the identifiable intangible assets acquired, which consist of a trade name, customer relationships, and contract backlog, is approximately 10.5 years.
In addition to BKI, during 2019, we completed six other acquisitions for total consideration of $85.4 million. Such companies include: (a) a company which provides electrical contracting services in central Iowa, the results of operations of which have been included within our United States electrical construction and facilities services segment, (b) a company which provides mechanical contracting services in south-central and eastern Texas, the results of operations of which have been included within our United States mechanical construction and facilities services segment, and (c) four companies within our United States building services segment which bolster our presence in geographies where we have existing operations and provide either mobile mechanical services or building automation and controls solutions. In connection with these acquisitions, we acquired working capital of $25.3 million and other net assets of $1.3 million and have preliminarily ascribed $29.2 million to goodwill and $29.6 million to identifiable intangible assets.

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
NOTE 5 Earnings Per Share
Calculation of Basic and Diluted (Loss) Earnings per Common Share
The following tables summarize our calculation of Basic and Diluted (Loss) Earnings per Common Share (“EPS”) for the three and six months ended June 30, 2020 and 2019 (in thousands, except share and per share data):

	For the three months ended June 30,
	2020	2019
Numerator:
Net (loss) income available to common stockholders	$(83,689)	$83,972
Denominator:
Weighted average shares outstanding used to compute basic (loss) earnings per common share	54,937,038	56,181,864
Effect of dilutive securities—Share-based awards	—	317,650
Shares used to compute diluted (loss) earnings per common share	54,937,038	56,499,514

Basic (loss) earnings per common share	$(1.52)	$1.49

Diluted (loss) earnings per common share	$(1.52)	$1.49

	For the six months ended June 30,
	2020	2019
Numerator:
Net (loss) income available to common stockholders	$(8,024)	$156,382
Denominator:
Weighted average shares outstanding used to compute basic (loss) earnings per common share	55,467,799	56,175,219
Effect of dilutive securities—Share-based awards	—	286,758
Shares used to compute diluted (loss) earnings per common share	55,467,799	56,461,977

Basic (loss) earnings per common share	$(0.14)	$2.78

Diluted (loss) earnings per common share	$(0.14)	$2.77
The effect of 197,470 and 200,538 share-based awards has been excluded from the calculation of diluted EPS for the three and six months ended June 30, 2020, respectively, due to the net loss recognized for each period. Assuming dilution, the number of outstanding share-based awards excluded from the computation of diluted EPS for both the three and six months ended June 30, 2020 because they would be anti-dilutive were 94,355. The number of outstanding share-based awards that were excluded from the computation of diluted EPS for the six months ended June 30, 2019 because they would be anti-dilutive were 25,061.There were no anti-dilutive share based awards for the three months ended June 30, 2019.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 6 Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Raw materials and construction materials	$28,576	$31,365
Work in process	12,014	9,081
Inventories	$40,590	$40,446

NOTE 7 Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets
Goodwill
In connection with our acquisition of businesses, we have recorded goodwill, which represents the excess of the consideration transferred over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but instead allocated to its respective reporting unit and evaluated for impairment annually, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. We have determined that our reporting units are consistent with the reportable segments identified in Note 15 - Segment Information of the notes to consolidated financial statements.
Absent any earlier identified impairment indicators, we perform our annual goodwill impairment assessment on October 1 each fiscal year. Qualitative indicators that may trigger the need for interim quantitative impairment testing include, among others, deterioration in macroeconomic conditions, declining financial performance, deterioration in the operational environment, or an expectation of selling or disposing of a portion of a reporting unit. Additionally, an interim impairment test may be triggered by a significant change in business climate, a loss of a significant customer, increased competition, or a sustained decrease in share price. In assessing whether our goodwill is impaired, we compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment is recognized. However, if the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is impaired and an impairment loss in the amount of the excess is recognized and charged to operations.
During the second quarter of 2020, our operations were negatively impacted by the COVID-19 pandemic. In addition, the demand for oil significantly deteriorated as a result of the pandemic and the corresponding preventative measures taken around the world to mitigate the spread of the virus, including various local, state, and national jurisdictional “shelter-in-place” orders. Further, other macroeconomic events, such as geopolitical tensions between the Organization of Petroleum Exporting Countries (OPEC) and Russia, resulted in a significant drop in the price of crude oil. These negative factors created significant volatility and uncertainty in the markets in which our United States industrial services segment operates, resulting in a significant decrease in the demand for our service offerings. Consequently, we revised our near-term revenue and operating margin expectations for our United States industrial services segment.
As a result of such developments, we concluded that a triggering event had occurred which indicated it was more likely than not that the fair value of our United States industrial services segment was less than its carrying amount. Accordingly, we performed a quantitative impairment test and determined that the carrying amount of our United States industrial services segment exceeded its fair value, which resulted in the recognition of a non-cash goodwill impairment charge during the quarter ended June 30, 2020 of $225.5 million.
We determined the fair value of our United States industrial services segment using an income approach whereby fair value was calculated utilizing discounted estimated future cash flows, assuming a risk-adjusted industry weighted average cost of capital of 12.0%. Such weighted average cost of capital was developed with the assistance of an independent third-party valuation specialist and reflects the overall level of inherent risk within the business and the rate of return a market participant would expect to earn. Cash flow projections were derived from internal forecasts of anticipated revenue growth rates and operating margins, updated for recent events, with cash flows beyond the discrete forecast period estimated using a terminal value calculation which incorporated historical and forecasted trends, an estimate of long-term growth rates, and assumptions about the future demand for our services. The perpetual growth rate utilized in the terminal value calculation was 2.0%.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7 Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets - (Continued)
Due to the inherent uncertainties involved in making estimates, our assumptions may change in future periods. Estimates and assumptions made for purposes of our goodwill impairment testing may prove to be inaccurate predictions of the future, and other factors used in assessing fair value, such as the weighted average cost of capital, are outside the control of management. Unfavorable changes in certain of these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average cost of capital would cause the estimated fair value of our United States industrial services segment to decrease by approximately $22.9 million. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair value of our United States industrial services segment to decrease by approximately $9.0 million. Upon completion of our interim goodwill impairment assessment and the recognition of the aforementioned impairment charge, the carrying value of our United States industrial services segment equals its fair value whereas our other reporting units still maintain headroom that is substantially in excess of their carrying values. Significant adverse changes to external market conditions or our internal forecasts, if any, could result in future goodwill impairment charges. It is not possible at this time to determine if any future impairment charge will result or, if it does, whether such a charge would be material to our results of operations.
The changes in the carrying amount of goodwill by reportable segments were as follows during the six months ended June 30, 2020 (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	United States industrial services segment	Total
Balance at December 31, 2019	$142,545	$299,220	$289,158	$332,988	$1,063,911
Acquisitions and purchase price adjustments	—	419	942	—	1,361
Impairments	—	—	—	(225,500)	(225,500)
Balance at June 30, 2020	$142,545	$299,639	$290,100	$107,488	$839,772

Identifiable Intangible Assets and Other Long-Lived Assets
Our identifiable intangible assets, arising out of the acquisition of businesses, include contract backlog, developed technology/vendor network, customer relationships, and certain subsidiary trade names, all of which are subject to amortization. In addition, our identifiable intangible assets include certain other subsidiary trade names, which are not subject to amortization.
Absent earlier indicators of impairment, we test for impairment of subsidiary trade names that are not subject to amortization on an annual basis (October 1). In performing this test, we calculate the fair value of each trade name using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. In addition, we review for impairment of identifiable intangible assets that are being amortized as well as other long-lived assets whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their discounted estimated future cash flows.
In connection with the negative market conditions disclosed above, we also evaluated certain of our identifiable intangible assets and other long-lived assets for impairment. Such assets included those associated with the businesses in our United States industrial services segment and certain businesses within our United States electrical construction and facilities services segment whose results are also highly dependent on the strength of the oil and gas industry. As a result of these assessments, during the quarter ended June 30, 2020, we recorded non-cash impairment charges of $7.3 million. Of this amount, $4.8 million related to our United States industrial services segment and was comprised of: (a) a $4.2 million subsidiary trade name impairment and (b) a $0.6 million impairment on certain other long-lived assets. The remaining $2.5 million represented a subsidiary trade name impairment within our United States electrical construction and facilities services segment.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7 Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets - (Continued)

Identifiable intangible assets consist of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$66,945	$(65,145)	$—	$1,800
Developed technology/Vendor network	95,661	(62,575)	—	33,086
Customer relationships	645,555	(300,590)	(4,834)	340,131
Trade names (amortized)	31,348	(22,332)	—	9,016
Trade names (unamortized)	251,440	—	(58,933)	192,507
Total	$1,090,949	$(450,642)	$(63,767)	576,540

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$66,745	$(61,651)	$—	$5,094
Developed technology/Vendor network	95,661	(60,156)	—	35,505
Customer relationships	644,755	(277,601)	(4,834)	362,320
Trade names (amortized)	31,148	(21,830)	—	9,318
Trade names (unamortized)	251,440	—	(52,233)	199,207
Total	$1,089,749	$(421,238)	$(57,067)	$611,444
Identifiable intangible assets are amortized on a straight-line basis, as it best approximates the pattern in which the economic benefits of those assets are consumed. Amortization expense related to identifiable intangible assets with finite lives was $14.7 million and $11.6 million for the three months ended June 30, 2020 and 2019, respectively, and $29.4 million and $23.2 million for the six months ended June 30, 2020 and 2019, respectively.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 8 Debt
Debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Revolving credit facility	$—	$50,000
Term loan	300,000	254,431
Unamortized debt issuance costs	(4,480)	(1,879)
Finance lease obligations	8,840	9,679
Total debt	304,360	312,231
Less: current maturities	10,234	18,092
Total long-term debt	$294,126	$294,139
Credit Agreement
Until March 2, 2020, we had a credit agreement dated as of August 3, 2016, which provided for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”). On March 2, 2020, we amended and restated the 2016 Credit Agreement to provide for a $1.3 billion revolving credit facility (the “2020 Revolving Credit Facility”) and a $300.0 million term loan (the “2020 Term Loan”) (collectively referred to as the “2020 Credit Agreement”) expiring March 2, 2025. We may increase the 2020 Revolving Credit Facility to $1.9 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $400.0 million of available capacity under the 2020 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2020 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2020 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of June 30, 2020 with respect to the 2020 Credit Agreement and, as of December 31, 2019, with respect to the 2016 Credit Agreement. A commitment fee is payable on the average daily unused amount of the 2020 Revolving Credit Facility, which ranges from 0.10% to 0.25%, based on certain financial tests. The fee was 0.10% of the unused amount as of June 30, 2020. At the Company’s election, borrowings under the 2020 Credit Agreement bear interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.18% at June 30, 2020) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2020), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at June 30, 2020 was 1.18%. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests. We capitalized an additional $3.1 million of debt issuance costs associated with the 2020 Credit Agreement. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. We are required to make annual installment payments on the 2020 Term Loan, with a principal payment of $7.5 million on December 31, 2020 and principal payments on December 31 of each subsequent year in the amount of $15.0 million. All unpaid principal and interest is due on March 2, 2025. As of June 30, 2020 and December 31, 2019, the balance of the 2020 Term Loan and the 2016 Term Loan was $300.0 million and $254.4 million, respectively. As of June 30, 2020, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility, however, we had $79.0 million of letters of credit outstanding which reduce the available capacity under such facility. As of December 31, 2019, we had $50.0 million in direct borrowings outstanding and $109.0 million of letters of credit outstanding under the 2016 Revolving Credit Facility.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 9 Fair Value Measurements
For disclosure purposes, we utilize a fair value hierarchy to categorize qualifying assets and liabilities into three broad levels based on the priority of the inputs used to determine their fair values. The hierarchy, which gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs, is comprised of the following three levels:
Level 1 – Unadjusted quoted prices in active markets for identical assets and liabilities.
Level 2 – Observable inputs, other than Level 1 inputs, that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 – Unobservable inputs that reflect the reporting entity’s own assumptions.
Recurring Fair Value Measurements
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	Assets at Fair Value as of June 30, 2020
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$481,391	$—	$—	$481,391
Restricted cash (2)	949	—	—	949
Deferred compensation plan assets (3)	31,428	—	—	31,428
Total	$513,768	$—	$—	$513,768

	Assets at Fair Value as of December 31, 2019
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$358,818	$—	$—	$358,818
Restricted cash (2)	1,102	—	—	1,102
Deferred compensation plan assets (3)	30,295	—	—	30,295
Total	$390,215	$—	$—	$390,215
 ________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At June 30, 2020 and December 31, 2019, we had $193.3 million and $164.0 million, respectively, in money market funds.
(2)Restricted cash is classified as “Prepaid expenses and other” in the Consolidated Balance Sheets. Restricted cash primarily represents cash held in account for use on customer contracts.
(3)Deferred compensation plan assets are classified as “Other assets” in the Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
We have recorded goodwill and identifiable intangible assets in connection with our business acquisitions. Such assets are measured at fair value at the time of acquisition based on valuation techniques that appropriately represent the methods which would be used by other market participants in determining fair value. In addition, goodwill and intangible assets are tested for impairment using similar valuation methodologies to determine the fair value of such assets. Periodically, we engage an independent third-party valuation specialist to assist with the valuation process, including the selection of appropriate methodologies and the development of market-based assumptions. The inputs used for these fair value measurements represent Level 3 inputs.
Fair Value of Financial Instruments
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 10 Income Taxes
The following table presents our income tax (benefit) provision and our effective income tax rate for the three and six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Income tax (benefit) provision	(40,341)	33,156	(11,757)	60,639
Effective income tax rate	(32.5)%	28.3%	(59.4)%	27.9%
Our income tax benefit for the three and six months ended June 30, 2020 was impacted by the tax-effect of the $232.8 million of non-cash goodwill, identifiable intangible asset, and other long-lived asset impairment charges recorded during the quarter, the majority of which were non-deductible for tax purposes. The difference between the U.S. statutory tax rate of 21% and our effective income tax rates for the three and six months ended June 30, 2020 was primarily related to: (a) the impact of the non-deductible impairment charges previously referenced, (b) state and local income taxes, and (c) other permanent book to tax differences.
As of June 30, 2020 and December 31, 2019, we had no unrecognized income tax benefits.
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. Our income tax returns are subject to audit by various taxing authorities and are currently under examination for the years 2014 through 2018.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides for various tax relief and tax incentive measures, which are not expected to have a material impact on our results of operations. Certain provisions of the CARES Act, however, will favorably impact our liquidity throughout 2020 as they allow for the deferral of the employer’s portion of current year Social Security tax payments until 2021 and 2022.
NOTE 11 Common Stock
As of June 30, 2020 and December 31, 2019, there were 54,897,926 and 56,219,831 shares of our common stock outstanding, respectively.
During the three months ended June 30, 2020 and 2019, we issued 60,155 and 44,514 shares of common stock, respectively. During the six months ended June 30, 2020 and 2019, we issued 161,850 and 145,461 shares of common stock, respectively. These shares were issued primarily upon: (a) the satisfaction of required conditions under certain of our share-based compensation plans, (b) the purchase of common stock pursuant to our employee stock purchase plan, and (c) the exercise of stock options. We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.08 per share.
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.15 billion of our outstanding common stock. During the first half of 2020, we repurchased approximately 1.5 million shares of our common stock for approximately $99.0 million. Since the inception of the repurchase program through June 30, 2020, we have repurchased approximately 17.4 million shares of our common stock for approximately $890.5 million. As of June 30, 2020, there remained authorization for us to repurchase approximately $259.5 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2020 Credit Agreement placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.

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
Components of Net Periodic Pension Cost
The components of net periodic pension cost (income) of the UK Plan for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Interest cost	$1,556	$2,004	$3,152	$4,043
Expected return on plan assets	(2,922)	(3,064)	(5,919)	(6,180)
Amortization of unrecognized loss	581	590	1,176	1,190
Net periodic pension cost (income)	$(785)	$(470)	$(1,591)	$(947)
The net periodic pension cost associated with the domestic plans was approximately $0.1 million for each of the three and six months ended June 30, 2020 and 2019.
Employer Contributions
For the six months ended June 30, 2020, our United Kingdom subsidiary contributed approximately $2.1 million to the UK Plan and anticipates contributing an additional $2.4 million during the remainder of 2020. Contributions to the domestic plans were approximately $0.1 million for the six months ended June 30, 2020.
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
Computer System Attack
On February 15, 2020, we became aware on an infiltration and encryption of portions of our information technology network. This attack temporarily disrupted our use of the impacted systems. As part of our investigation into this incident, we engaged outside security experts, who did not identify any exfiltration of customer or employee data or any inappropriate access to our accounting or finance systems. The Company maintains insurance coverage for these types of incidents; such policies, however, may not completely provide coverage for, or completely offset the costs of, this infiltration.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 Commitments and Contingencies - (Continued)
Restructuring expenses
The table below summarizes restructuring activity by reportable segment during the six months ended June 30, 2020 and 2019 (in thousands):

	United States electrical construction and facilities services segment	United States building services segment	Corporate administration	Total
Balance at December 31, 2018	$30	$176	$1,424	$1,630
Charges	—	448	—	448
Payments	(30)	(584)	(723)	(1,337)
Balance at June 30, 2019	$—	$40	$701	$741
Balance at December 31, 2019	$445	$412	$701	$1,558
Charges	—	69	—	69
Payments	(139)	(481)	(355)	(975)
Balance at June 30, 2020	$306	$—	$346	$652
As of June 30, 2020, the balance of restructuring obligations yet to be paid was approximately $0.7 million. Such remaining amounts will be paid pursuant to our contractual obligations throughout 2020 and 2021. Based on current plans in place, no material expenses in connection with restructuring are expected to be incurred during the remainder of 2020.
NOTE 14 Additional Cash Flow Information
The following table presents additional cash flow information for the six months ended June 30, 2020 and 2019 (in thousands):

	For the six months ended June 30,
	2020	2019
Cash paid for:
Interest	$4,885	$6,432
Income taxes	$10,953	$65,799
Right-of-use assets obtained in exchange for new operating lease liabilities	$25,267	$43,431
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,496	$5,753
NOTE 15 Segment Information
We have the following reportable segments: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; process instrumentation in the refining, chemical processing, food processing, and mining industries; low-voltage systems, such as fire alarm, security, and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration, and clean-room process ventilation; fire protection; plumbing, process, and high-purity piping; controls and filtration; water and wastewater treatment; central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom building services. The “United States building services” and “United Kingdom building services” segments principally consist of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities, including commercial and government site-based operations and maintenance; facility maintenance and services, including reception, security, and catering services; outage services to utilities and industrial plants; military base operations support services; mobile mechanical maintenance and services, including maintenance and service of mechanical, electrical, plumbing, and building automation systems; floor care and janitorial services; landscaping, lot sweeping, and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; and small modification and retrofit projects, which

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 15 Segment Information - (Continued)
services are not generally related to customers’ construction programs. The “United States industrial services” segment principally consists of those operations which provide industrial maintenance and services for refineries, petrochemical plants, and other customers within the oil and gas industry. Services of this segment include refinery turnaround planning and engineering; specialty welding; overhaul and maintenance of critical process units; specialty technical services; on-site repairs, maintenance and service of heat exchangers, towers, vessels, and piping; and design, manufacturing, repair, and hydro blast cleaning of shell and tube heat exchangers and related equipment.
The following tables present financial information for each of our reportable segments for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the three months ended June 30,
	2020	2019
Revenues from unrelated entities:
United States electrical construction and facilities services	$445,881	$569,402
United States mechanical construction and facilities services	790,441	823,086
United States building services	472,416	523,698
United States industrial services	212,166	295,460
Total United States operations	1,920,904	2,211,646
United Kingdom building services	93,117	112,556
Total worldwide operations	$2,014,021	$2,324,202

Total revenues:
United States electrical construction and facilities services	$446,912	$570,077
United States mechanical construction and facilities services	793,040	827,952
United States building services	493,450	541,911
United States industrial services	213,868	302,977
Less intersegment revenues	(26,366)	(31,271)
Total United States operations	1,920,904	2,211,646
United Kingdom building services	93,117	112,556
Total worldwide operations	$2,014,021	$2,324,202

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 15 Segment Information - (Continued)

	For the six months ended June 30,
	2020	2019
Revenues from unrelated entities:
United States electrical construction and facilities services	$971,110	$1,097,472
United States mechanical construction and facilities services	1,624,553	1,575,495
United States building services	990,499	1,035,777
United States industrial services	522,197	554,105
Total United States operations	4,108,359	4,262,849
United Kingdom building services	205,494	220,081
Total worldwide operations	$4,313,853	$4,482,930

Total revenues:
United States electrical construction and facilities services	$973,157	$1,099,059
United States mechanical construction and facilities services	1,631,844	1,587,716
United States building services	1,025,927	1,072,507
United States industrial services	530,098	562,252
Less intersegment revenues	(52,667)	(58,685)
Total United States operations	4,108,359	4,262,849
United Kingdom building services	205,494	220,081
Total worldwide operations	$4,313,853	$4,482,930

	For the three months ended June 30,
	2020	2019
Operating income (loss):
United States electrical construction and facilities services	$32,184	$43,799
United States mechanical construction and facilities services	66,937	53,954
United States building services	26,378	28,001
United States industrial services	2,961	16,012
Total United States operations	128,460	141,766
United Kingdom building services	5,351	5,476
Corporate administration	(23,699)	(27,110)
Restructuring expenses	—	(173)
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	(232,750)	—
Total worldwide operations	(122,638)	119,959
Other corporate items:
Net periodic pension (cost) income	718	400
Interest expense, net	(2,110)	(3,231)
(Loss) income before income taxes	$(124,030)	$117,128

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 15 Segment Information - (Continued)

	For the six months ended June 30,
	2020	2019
Operating income (loss):
United States electrical construction and facilities services	$76,087	$86,750
United States mechanical construction and facilities services	112,108	94,939
United States building services	47,216	55,484
United States industrial services	15,218	25,648
Total United States operations	250,629	262,821
United Kingdom building services	11,115	9,617
Corporate administration	(45,568)	(49,721)
Restructuring expenses	(69)	(448)
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	(232,750)	—
Total worldwide operations	(16,643)	222,269
Other corporate items:
Net periodic pension (cost) income	1,460	806
Interest expense, net	(4,598)	(6,054)
(Loss) income before income taxes	$(19,781)	$217,021

	June 30, 2020	December 31, 2019
Total assets:
United States electrical construction and facilities services	$752,725	$834,802
United States mechanical construction and facilities services	1,513,504	1,536,325
United States building services	969,503	996,664
United States industrial services	636,635	829,793
Total United States operations	3,872,367	4,197,584
United Kingdom building services	190,514	181,147
Corporate administration	527,542	451,627
Total worldwide operations	$4,590,423	$4,830,358

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Business Description
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
We have the following reportable segments: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; process instrumentation in the refining, chemical processing, food processing, and mining industries; low-voltage systems, such as fire alarm, security, and process control; voice and data communication; roadway and transit lighting; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration, and clean-room process ventilation; fire protection; plumbing, process, and high-purity piping; controls and filtration; water and wastewater treatment; central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom building services. The “United States building services” and “United Kingdom building services” segments principally consist of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities, including commercial and government site-based operations and maintenance; facility maintenance and services, including reception, security, and catering services; outage services to utilities and industrial plants; military base operations support services; mobile mechanical maintenance and services, including maintenance and service of mechanical, electrical, plumbing, and building automation systems; floor care and janitorial services; landscaping, lot sweeping, and snow removal; facilities management; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; and small modification and retrofit projects, which services are not generally related to customers’ construction programs. The “United States industrial services” segment principally consists of those operations which provide industrial maintenance and services for refineries, petrochemical plants, and other customers within the oil and gas industry. Services of this segment include refinery turnaround planning and engineering; specialty welding; overhaul and maintenance of critical process units; specialty technical services; on-site repairs, maintenance and service of heat exchangers, towers, vessels, and piping; and design, manufacturing, repair, and hydro blast cleaning of shell and tube heat exchangers and related equipment.
COVID-19 and Market Update
In December 2019, a novel strain of coronavirus (“COVID-19”) emerged and has spread around the world. On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic and recommended containment and mitigation measures worldwide. In response, government authorities in the U.S. and U.K. imposed various social distancing, quarantine, and isolation measures on large portions of the population.
As a result of the pandemic, as well as the related containment and mitigation measures, we experienced disruptions that impacted our ability to execute on our remaining performance obligations in many of the markets in which we operate. Such impacts included, but were not limited to, access restrictions and temporary job site shutdowns, reduced labor efficiency resulting from the adherence to physical distancing protocols mandated at the majority of our worksite locations, and the deferral of maintenance and service projects by our customers. Although we have not experienced significant project cancellations, and we continue to actively quote new work for our customers as evidenced by the nearly 14% increase in our remaining performance obligations since December 31, 2019, we are experiencing delays in certain projects and a reduction in the number of call-out service and repair opportunities. Additionally, the demand for oil has significantly deteriorated as a result of the pandemic and the corresponding preventative measures taken around the world to mitigate the spread of the virus, including various local, state, and national jurisdictional “shelter-in-place” orders. Further, other macroeconomic events, such as geopolitical tensions between the Organization of Petroleum Exporting Countries (“OPEC”) and Russia, resulted in a significant drop in the price of crude oil. These negative factors have created significant volatility and uncertainty in the markets in which our United States industrial services segment operates. As a result, many customers have responded by reducing capital spending, implementing various cost cutting measures, and closing certain of their facilities. Such customer actions have resulted in a significant decrease in the demand for our service offerings within such segment.
While we have begun to see indications of stabilization within our United States construction segments and our United States and United Kingdom building services segments as many shelter-in-place orders are lifted, various other containment and mitigation measures are eased, and our teams and customers are adapting to this new work environment, this positive trend may not continue. The extent to which the COVID-19 pandemic will impact our business and results of operations in future periods remains highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic; the duration and extent of imposed or recommended quarantines, containment and other mitigation measures, and whether there is a significant resumption of shelter-in-place orders; the near-term impact of the pandemic on broader economic activity, including on construction projects and the oil and gas and related industrial markets; our customers’ demand for our services; our ability to effectively operate in this environment; the ability of our customers to pay us for services rendered; and any prolonged delays or shutdowns of active projects or closures of our and our customers’ offices and facilities. To date, we have been able to source the supplies and materials needed to operate our business with minimal disruptions. However, the impact of the COVID-19 pandemic on our vendors is evolving and may make it difficult to obtain such materials in future periods. While we believe our remaining performance obligations are firm, customers may also slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events could have a material adverse effect on our business, financial condition, and/or results of operations.
Overview
The following table presents selected financial data for the three months ended June 30, 2020 and 2019 (in thousands, except percentages and per share data):

	For the three months ended June 30,
	2020	2019
Revenues	$2,014,021	$2,324,202
Revenues (decrease) increase from prior year	(13.3)%	19.0%
Gross profit	315,286	346,380
Gross profit as a percentage of revenues	15.7%	14.9%
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	232,750	—
Operating (loss) income	$(122,638)	$119,959
Operating (loss) income as a percentage of revenues	(6.1)%	5.2%
Net (loss) income	$(83,689)	$83,972
Diluted (loss) earnings per common share	$(1.52)	$1.49
Revenues for the second quarter of 2020 decreased by 13.3% from $2.32 billion for the three months ended June 30, 2019 to $2.01 billion for the three months ended June 30, 2020. As discussed in further detail below, such decrease in revenues was attributable to revenue declines within each of our reportable segments, primarily as a result of negative macroeconomic conditions brought upon by the COVID-19 pandemic, which resulted in: (a) project delays or access restrictions for certain of the construction contracts in process within our United States construction segments, (b) a reduction in the number of call-out service and repair project activities within our United States and United Kingdom building services segments, and (c) a decline in the demand for our service offerings within our United States industrial services segment.
For the three months ended June 30, 2020, we incurred an operating loss of $122.6 million, resulting from $232.8 million of non-cash goodwill, identifiable intangible asset, and other long-lived asset impairment charges recorded during the period, as discussed in further detail below and in Note 7 - Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets of the notes to consolidated financial statements included in Item 1. Financial Statements. These charges were recognized as a result of interim impairment tests that were triggered by certain indicators of impairment that were present during the quarter, including lower forecasted revenue and operating margin expectations for those of our businesses that are highly dependent on the strength of the oil and gas and related industrial markets. Excluding the impact of such impairments, operating income decreased by $9.8 million for the three months ended June 30, 2020, primarily as a result of a decrease in gross profit from the majority of our reportable segments due to the negative macroeconomic conditions referenced above.
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

On November 1, 2019, we completed the acquisition of Batchelor & Kimball, Inc. (“BKI”), a leading full service provider of mechanical construction and maintenance services. This acquisition strengthens our position and broadens our capabilities in the Southern and Southeastern regions of the United States, and the results of its operations have been included within our United States mechanical construction and facilities services segment. In addition to BKI, during calendar year 2019, we acquired: (a) a company which provides electrical contracting services in central Iowa, the results of operations of which have been included within our United States electrical construction and facilities services segment, (b) a company which provides mechanical contracting services in south-central and eastern Texas, the results of operations of which have been included within our United States mechanical construction and facilities services segment, and (c) four companies included within our United States building services segment, consisting of: (i) a company which provides mobile mechanical services in the Southern region of the United States and (ii) three companies, the results of operations of which were de minimis, which bolster our presence in geographies where we have existing operations and provide either mobile mechanical services or building automation and controls solutions.
Companies acquired in 2020 and 2019 generated incremental revenues of $50.2 million and incremental operating income of $1.7 million, inclusive of $4.0 million of amortization expense associated with identifiable intangible assets, for the three months ended June 30, 2020.
Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended June 30,
	2020	% of Total	2019	% of Total
Revenues:
United States electrical construction and facilities services	$445,881	22%	$569,402	24%
United States mechanical construction and facilities services	790,441	39%	823,086	35%
United States building services	472,416	23%	523,698	23%
United States industrial services	212,166	11%	295,460	13%
Total United States operations	1,920,904	95%	2,211,646	95%
United Kingdom building services	93,117	5%	112,556	5%
Total worldwide operations	$2,014,021	100%	$2,324,202	100%

	For the six months ended June 30,
	2020	% of Total	2019	% of Total
Revenues:
United States electrical construction and facilities services	$971,110	22%	$1,097,472	25%
United States mechanical construction and facilities services	1,624,553	38%	1,575,495	35%
United States building services	990,499	23%	1,035,777	23%
United States industrial services	522,197	12%	554,105	12%
Total United States operations	4,108,359	95%	4,262,849	95%
United Kingdom building services	205,494	5%	220,081	5%
Total worldwide operations	$4,313,853	100%	$4,482,930	100%
As described below in more detail, our revenues for the three months ended June 30, 2020 decreased to $2.01 billion compared to $2.32 billion for the three months ended June 30, 2019, and our revenues for the six months ended June 30, 2020 decreased to $4.31 billion compared to $4.48 billion for the six months ended June 30, 2019. The decrease in revenues for both the three and six month periods was attributable to decreased revenues from all of our reportable segments except, in the case of the six months ended June 30, 2020, our United States mechanical construction and facilities services segment. Companies acquired in 2020 and 2019, which are reported in our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, and our United States building services segment, generated incremental revenues of $50.2 million and $132.7 million for the three and six months ended June 30, 2020, respectively.

Revenues of our United States electrical construction and facilities services segment were $445.9 million and $971.1 million for the three and six months ended June 30, 2020, respectively, compared to revenues of $569.4 million and $1,097.5 million for the three and six months ended June 30, 2019, respectively. The decrease in revenues for the three and six months ended June 30, 2020 was predominantly attributable to: (a) a reduction in revenues from construction projects within the commercial market sector, primarily as a result of: (i) project delays or access restrictions caused by various containment and mitigation measures mandated by certain of our customers and/or governmental authorities in response to the COVID-19 pandemic and (ii) the completion or substantial completion of certain projects within the Northeastern and Western regions of the United States and (b) a reduction in industrial project activities within the manufacturing market sector due to the adverse market conditions within the oil and gas industry. The results for the six months ended June 30, 2020 included $25.4 million of incremental revenues generated by a company acquired in 2019.
Our United States mechanical construction and facilities services segment revenues for the three months ended June 30, 2020 were $790.4 million, a $32.6 million decrease compared to revenues of $823.1 million for the three months ended June 30, 2019. Revenues of this segment for the six months ended June 30, 2020 were $1,624.6 million, a $49.1 million increase compared to revenues of $1,575.5 million for the six months ended June 30, 2019. For the three and six months ended June 30, 2020, the results of this segment included $47.9 million and $103.5 million, respectively, of incremental revenues generated by companies acquired in 2019. The decrease in revenues for the three months ended June 30, 2020 was primarily attributable to a decline in revenues from: (a) the manufacturing market sector, inclusive of certain large food processing construction projects, and (b) the commercial market sector, inclusive of certain telecommunication construction projects. Similar to our United States electrical construction and facilities services segment, revenues of this segment for the three months ended June 30, 2020 were negatively impacted by the effects of the COVID-19 pandemic, which resulted in project delays due to access restrictions and temporary job site shutdowns. These revenue reductions were partially offset by increased project activities within the institutional and transportation market sectors during the quarter. For the six months ended June 30, 2020, excluding the impact of acquisitions, our United States mechanical construction and facilities services segment revenues decreased by $54.4 million, primarily as a result of a reduction in project activities within the commercial market sector.
Revenues of our United States building services segment were $472.4 million and $990.5 million for the three and six months ended June 30, 2020, respectively, compared to revenues of $523.7 million and $1,035.8 million for the three and six months ended June 30, 2019, respectively. The reduction in revenues for both the three and six month periods was primarily a result of: (a) decreased project and controls activities within our mobile mechanical services operations, largely as a result of the impact of the COVID-19 pandemic, which resulted in fewer project opportunities given the temporary closure of certain customer facilities, (b) decreased large project activity within our energy services operations, primarily as a result of the completion of certain projects which were active in the prior year, and (c) the loss of certain contracts not renewed pursuant to rebid, which resulted in a reduction to both base maintenance and indefinite-delivery, indefinite-quantity project revenues within our government services business. In addition, the decrease in revenues for the six months ended June 30, 2020 was partially attributable to a decrease in snow removal activities within our commercial site-based services operations during the first quarter of the year. The results of this segment for the three and six months ended June 30, 2020 included $2.3 million and $3.8 million, respectively, of incremental revenues generated by a company acquired in 2020 within our mobile mechanical services operations.
Revenues of our United States industrial services segment for the three months ended June 30, 2020 were $212.2 million, an $83.3 million decrease compared to revenues of $295.5 million for the three months ended June 30, 2019. Revenues for the six months ended June 30, 2020 were $522.2 million, a $31.9 million decrease compared to revenues of $554.1 million for the six months ended June 30, 2019. Revenues of this segment were negatively impacted by adverse market conditions including unprecedented declines in the price of crude oil, initially as a result of a decline in demand caused by the COVID-19 pandemic and further driven by the dislocation between supply and demand resulting from a breakup in dialogue between OPEC and Russia over a proposed curtailment in the production of oil. Such macroeconomic conditions led to a decrease in demand for our services, which resulted in: (a) a decrease in maintenance and capital project activity within our field services operations and (b) a reduction in new build heat exchanger sales and a decrease in maintenance, repair, and hydro blast cleaning services within our shop services operations.
Revenues of our United Kingdom building services segment were $93.1 million and $205.5 million for the three and six months ended June 30, 2020, respectively, compared to revenues of $112.6 million and $220.1 million for the three and six months ended June 30, 2019, respectively. The decrease in revenues within this segment for both periods was attributable to: (a) a decrease in project activity, partially as a result of the COVID-19 pandemic, which resulted in reduced opportunities for project work due to the temporary closure of certain customer facilities, and (b) a reduction in revenue due to the loss of certain maintenance contracts that were not renewed pursuant to rebid. These revenue declines were partially offset by increased revenues from new maintenance contract awards within the commercial market sector. Unfavorable exchange rates for the British pound versus the United States dollar negatively impacted this segment’s revenues for the three and six months ended June 30, 2020 by $3.4 million and $5.6 million, respectively.

Cost of sales and Gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Cost of sales	$1,698,735	$1,977,822	$3,665,506	$3,827,796
Gross profit	$315,286	$346,380	$648,347	$655,134
Gross profit, as a percentage of revenues	15.7%	14.9%	15.0%	14.6%
Our gross profit decreased by $31.1 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Gross profit decreased by $6.8 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Our gross profit margin was 15.7% and 15.0% for the three and six months ended June 30, 2020, respectively, compared to gross profit margin of 14.9% and 14.6% for the three and six months ended June 30, 2019, respectively. The decrease in gross profit for both periods was a result of a decrease in gross profit from all of our reportable segments except, in the case of the three months ended June 30, 2020, our United States mechanical construction and facilities services segment, and in the case of the six months ended June 30, 2020, our United States mechanical construction and facilities services segment and our United Kingdom building services segment. The increase in gross profit margin for both periods was primarily attributable to improved operating performance within our United States mechanical construction and facilities services segment.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Selling, general and administrative expenses	$205,174	$226,248	$432,171	$432,417
Selling, general and administrative expenses, as a percentage of revenues	10.2%	9.7%	10.0%	9.6%
Our selling, general and administrative expenses for the three months ended June 30, 2020 was $205.2 million, representing a decrease of $21.1 million compared to selling, general and administrative expenses of $226.2 million for the three months ended June 30, 2019. Selling, general and administrative expenses for the six months ended June 30, 2020 of $432.2 million represented a nominal decrease compared to selling general and administrative expenses of $432.4 million for the six months ended June 30, 2019. The decrease in selling, general and administrative expenses for the three months ended June 30, 2020 was primarily attributable to certain cost reductions resulting from, or actions taken in response to, the COVID-19 pandemic, including: (a) a decrease in salaries expense due to: (i) a reduction in headcount, resulting from lower revenues than in the same prior year period, and (ii) certain short-term cost cutting measures, including temporary furloughs and salary reductions, (b) a decrease in incentive compensation expense due to lower projected annual operating results, relative to incentive targets, than in the same prior year period, (c) a decrease in employee benefit costs, partially due to a decline in medical claims, and (d) a reduction in certain discretionary spending, such as travel and entertainment costs.
For the three and six months ended June 30, 2020, selling, general and administrative expenses included $7.2 million and $16.3 million, respectively, of incremental expenses directly related to companies acquired in 2020 and 2019, including amortization expense attributable to identifiable intangible assets of $2.6 million and $5.3 million, respectively.
Selling, general and administrative expenses as a percentage of revenues were 10.2% and 10.0% for the three and six months ended June 30, 2020, respectively, compared to 9.7% and 9.6% for the three and six months ended June 30, 2019, respectively. The increase in SG&A margin for both the three and six month periods was a result of: (a) a reduction in revenues without a commensurate decrease in certain of our fixed overhead costs and (b) an increase in the provision for credit losses. In addition, SG&A margin for the six months ended June 30, 2019 benefited from the favorable impact of a legal settlement within our United States industrial services segment, that resulted in the recovery of $3.6 million, which was recorded as a reduction to selling, general and administrative expenses.

Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets
During the second quarter of 2020, we identified certain indicators of impairment resulting from the aforementioned uncertainties caused by the COVID-19 pandemic and the significant decline in the price of crude oil. These uncertainties have resulted in lower forecasted revenue and operating margin expectations for those of our businesses that are highly dependent on the strength of the oil and gas and related industrial markets, resulting in the recognition of a $232.8 million impairment charge. Of this amount, $230.3 million related to our United States industrial services segment and was comprised of: (a) $225.5 million related to goodwill, (b) $4.2 million associated with a subsidiary trade name, and (c) $0.6 million related to certain long-lived assets. The remaining $2.5 million represented a subsidiary trade name impairment within our United States electrical construction and facilities services segment.
Operating income (loss)
The following tables present our operating income (loss) and operating margin (operating income (loss) as a percentage of segment revenues) from unrelated entities (in thousands, except for percentages):

	For the three months ended June 30,
	2020	% of Segment Revenues	2019	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$32,184	7.2%	$43,799	7.7%
United States mechanical construction and facilities services	66,937	8.5%	53,954	6.6%
United States building services	26,378	5.6%	28,001	5.3%
United States industrial services	2,961	1.4%	16,012	5.4%
Total United States operations	128,460	6.7%	141,766	6.4%
United Kingdom building services	5,351	5.7%	5,476	4.9%
Corporate administration	(23,699)	—	(27,110)	—
Restructuring expenses	—	—	(173)	—
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	(232,750)	—	—	—
Total worldwide operations	(122,638)	(6.1)%	119,959	5.2%
Other corporate items:
Net periodic pension (cost) income	718		400
Interest expense, net	(2,110)		(3,231)
(Loss) income before income taxes	$(124,030)		$117,128

	For the six months ended June 30,
	2020	% of Segment Revenues	2019	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$76,087	7.8%	$86,750	7.9%
United States mechanical construction and facilities services	112,108	6.9%	94,939	6.0%
United States building services	47,216	4.8%	55,484	5.4%
United States industrial services	15,218	2.9%	25,648	4.6%
Total United States operations	250,629	6.1%	262,821	6.2%
United Kingdom building services	11,115	5.4%	9,617	4.4%
Corporate administration	(45,568)	—	(49,721)	—
Restructuring expenses	(69)	—	(448)	—
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	(232,750)	—	—	—
Total worldwide operations	(16,643)	(0.4)%	222,269	5.0%
Other corporate items:
Net periodic pension (cost) income	1,460		806
Interest expense, net	(4,598)		(6,054)
(Loss) income before income taxes	$(19,781)		$217,021

As described below in more detail, for the three months ended June 30, 2020, we recognized an operating loss of $122.6 million compared to operating income of $120.0 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, we recognized an operating loss of $16.6 million compared to operating income for the six months ended June 30, 2019 of $222.3 million. Operating margin was (6.1)% and (0.4)% for the three and six months ended June 30, 2020, respectively, compared to 5.2% and 5.0% for the corresponding 2019 periods. Our operating results for the second quarter of 2020 included $232.8 million of non-cash impairment charges, which negatively impacted the Company’s operating margin by approximately 1,160 basis points for the three months ended June 30, 2020 and approximately 540 basis points for the six months ended June 30, 2020. Excluding the impact of such impairments, operating income decreased by $9.8 million and $6.2 million for the three and six months ended June 30, 2020, respectively, as a result of a decrease in gross profit from the majority of our reportable segments.
Operating income of our United States electrical construction and facilities services segment for the three months ended June 30, 2020 was $32.2 million, or 7.2% of revenues, compared to operating income of $43.8 million, or 7.7% of revenues, for the three months ended June 30, 2019. Operating income of this segment for the six months ended June 30, 2020 was $76.1 million, or 7.8% of revenues, compared to operating income of $86.8 million, or 7.9% of revenues, for the six months ended June 30, 2019. A company acquired in 2019 contributed incremental operating income of $1.6 million, inclusive of $0.1 million of amortization expense associated with identifiable intangible assets, during the six months ended June 30, 2020. The decrease in operating income for both periods was due to a decline in gross profit from construction projects, largely attributable to reduced revenues resulting from project delays or access restrictions caused by the previously referenced containment and mitigation measures mandated in response to the COVID-19 pandemic. For the three months ended June 30, 2020, this segment experienced a decrease in gross profit from project activities within the commercial, institutional, and manufacturing market sectors. For the six months ended June 30, 2020, gross profit declines within the commercial, hospitality, and water and wastewater market sectors were partially offset by increased gross profit generated from construction projects within the manufacturing and transportation market sectors. The overall decrease in gross profit of this segment during both the three and six month periods was partially offset by a decrease in selling, general and administrative expenses, primarily as a result of a decrease in incentive compensation and salaries expense, as well as certain employee benefit costs. The decrease in operating margin for the three months ended June 30, 2020 was attributable to a decrease in gross profit margin as the results for the second quarter of the prior year benefited from favorable project execution.
Our United States mechanical construction and facilities services segment’s operating income for the three and six months ended June 30, 2020 was $66.9 million and $112.1 million, respectively, compared to operating income of $54.0 million and $94.9 million for the three and six months ended June 30, 2019, respectively. Companies acquired in 2019 contributed incremental operating income of $1.6 million and $3.6 million, inclusive of $3.8 million and $7.8 million of amortization expense associated with identifiable intangible assets, for the three and six months ended June 30, 2020, respectively. Excluding the impact of acquired businesses, operating income of this segment increased by approximately $11.4 million and $13.6 million for the three and six month periods, respectively. Despite the disruption caused by the COVID-19 pandemic, our United States mechanical construction and facilities services segment experienced an increase in gross profit for the three and six months ended June 30, 2020 driven by project activities within the institutional, commercial, healthcare, and transportation market sectors. In addition, operating income of this segment for the six months ended June 30, 2020 benefited from increased gross profit within the manufacturing market sector, resulting from favorable progression on certain large food processing projects. Operating margin within this segment was 8.5% and 6.9% for the three and six months ended June 30, 2020 compared to operating margin of 6.6% and 6.0% for the three and six months ended June 30, 2019. The increase in operating margin for both periods was attributable to an increase in gross profit margin, primarily driven by a favorable mix of work within the manufacturing and healthcare market sectors. Such increase in gross profit margin was partially offset by an increase in the ratio of selling, general and administrative expenses to revenues partially as a result of an increase in amortization expense associated with identifiable intangible assets resulting from companies acquired in 2019 and an increase in the provision for credit losses.
Operating income of our United States building services segment for the three months ended June 30, 2020 was $26.4 million compared to operating income for the three months ended June 30, 2019 of $28.0 million, and operating income for the six months ended June 30, 2020 was $47.2 million compared to operating income of $55.5 million for the six months ended June 30, 2019. The decrease in operating income for both periods was primarily due to: (a) our energy services operations, as a result of a decrease in gross profit given a reduction in large project activity, and (b) our mobile mechanical services operations due to: (i) a decrease in gross profit from project and controls activities, largely as a result of the temporary closure of certain customer facilities resulting from the COVID-19 pandemic, and (ii) an increase in certain expenses such as the provision for credit losses and legal fees. In addition, the decrease in operating income for the six months ended June 30, 2020 was partially attributable to our commercial site-based services operations due to a reduction in gross profit resulting from a decrease in snow removal activities during the first three months of this year. Lower gross profit within this segment was partially offset by an overall decrease in selling, general and administrative expenses due to certain cost reduction measures enacted during the quarter. Operating margin of this segment for the three and six months ended June 30, 2020 was 5.6% and 4.8%, respectively, compared to operating margin for the three and six months ended June 30, 2019 of 5.3% ad 5.4%, respectively. The increase in operating margin for the three months ended June 30, 2020 was primarily a result of an increase in gross profit margin within our mobile mechanical services operations. The decrease in operating margin for the six months ended June 30, 2020 was primarily a result of an increase in the ratio of selling, general and administrative expenses to revenues due to: (a) the under-absorption of certain overhead costs due to the reduction in revenue previously referenced and (b) an increase in certain expenses, such as the provision for credit losses and legal fees, without a commensurate increase in revenues.
Operating income of our United States industrial services segment for the three months ended June 30, 2020 decreased by approximately $13.1 million to $3.0 million compared to operating income of $16.0 million for the three months ended June 30, 2019. Operating income for the six months ended June 30, 2020 decreased by approximately $10.4 million to $15.2 million compared to operating income of $25.6 million for the six months ended June 30, 2019. As previously referenced, this segment’s results were severely impacted by adverse macroeconomic factors impacting the oil and gas industry. As a result of such conditions, this segment experienced a reduction in gross profit from both our field services and shop services operations due to: (a) a decrease in demand for our service offerings, (b) the deferral or cancellation of previously scheduled projects with certain customers, and (c) an unfavorable mix of work, which included a greater number of projects with lower than typical gross profit margins. Such decrease in gross profit was partially offset by a reduction in selling, general and administrative expenses, including: (a) incentive compensation and salaries expense, (b) employee benefit costs, and (c) certain discretionary spending, such as travel and entertainment costs. Operating margin of this segment for the three and six months ended June 30, 2020 was 1.4% and 2.9%, respectively, compared to operating margin of 5.4% and 4.6% for the three and six months ended June 30, 2019, respectively. The decrease in operating margin for both periods was attributable to a decrease in gross profit margin resulting from the above noted factors, as well as an increase in the ratio of selling, general and administrative expenses to revenues due to a decrease in revenue without a commensurate decrease in certain of this segment’s fixed overhead costs.
For the three months ended June 30, 2020, our United Kingdom building services segment’s operating income of $5.4 million decreased nominally as compared to operating income of $5.5 million for the three months ended June 30, 2019. Operating income of this segment was $11.1 million for the six months ended June 30, 2020 compared to operating income of $9.6 million for the six months ended June 30, 2019. The increase in operating income for the six month period was primarily a result of: (a) greater project activity with existing customers and (b) incremental gross profit from new maintenance contract awards. This segment’s operating income for the three and six months ended June 30, 2020 was negatively impacted by approximately $0.2 million and $0.3 million, respectively, related to the effect of unfavorable exchange rates for the British pound versus the United States dollar. Operating margin for the three and six months ended June 30, 2020 was 5.7% and 5.4%, respectively, compared to 4.9% and 4.4% for the three and six months ended June 30, 2019, respectively. The increase in operating margin for both periods was attributable to an increase in gross profit margin, primarily as a result of a more favorable mix of work, and a decrease in the ratio of selling, general and administrative expenses to revenues.
Our corporate administration operating loss for the three and six months ended June 30, 2020 was $23.7 million and $45.6 million, respectively, compared to $27.1 million and $49.7 million for the three and six months ended June 30, 2019, respectively. The decrease in corporate administration expenses for both periods was primarily due to: (a) a decrease in incentive compensation expense due to lower projected annual operating results, relative to incentive targets, than in the same prior year period, and (b) a decrease in salaries expense due to certain short-term cost cutting measures, including temporary furloughs and salary reductions.
Other items
Net interest expense for the three months ended June 30, 2020 and 2019 was $2.1 million and $3.2 million, respectively. Net interest expense for the six months ended June 30, 2020 and 2019 was $4.6 million and $6.1 million, respectively. The decrease in net interest expense for the three and six months ended June 30, 2020 resulted from lower interest rates, partially offset by higher average outstanding borrowings.
For the three and six months ended June 30, 2020, our income tax benefit was $40.3 million and $11.8 million, respectively, compared to an income tax provision of $33.2 million and $60.6 million for the three and six months ended June 30, 2019, respectively. Our effective income tax rate for the three and six months ended June 30, 2020 was (32.5)% and (59.4)% respectively, and our effective income tax rate for the three and six months ended June 30, 2019 was 28.3% and 27.9%, respectively. Our income tax benefit for the three and six months ended June 30, 2020 was impacted by the tax-effect of the $232.8 million of non-cash goodwill, identifiable intangible asset, and other long-lived asset impairment charges recorded during the quarter, the majority of which were non-deductible for tax purposes. The difference between the U.S. statutory tax rate of 21% and our effective income tax rates for the three and six months ended June 30, 2020 was primarily related to: (a) the impact of the non-deductible impairment charges previously referenced, (b) state and local income taxes, and (c) other permanent book to tax differences.

Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	June 30, 2020	% of Total	December 31, 2019	% of Total	June 30, 2019	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,013,389	22%	$1,036,216	26%	$1,175,333	28%
United States mechanical construction and facilities services	2,806,213	61%	2,229,090	55%	2,290,438	54%
United States building services	524,617	12%	542,269	13%	545,776	13%
United States industrial services	102,682	2%	104,613	3%	89,247	2%
Total United States operations	4,446,901	97%	3,912,188	97%	4,100,794	97%
United Kingdom building services	144,074	3%	124,176	3%	125,201	3%
Total worldwide operations	$4,590,975	100%	$4,036,364	100%	$4,225,995	100%
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
Our remaining performance obligations at June 30, 2020 were $4.59 billion compared to $4.04 billion at December 31, 2019 and $4.23 billion at June 30, 2019. The increase in remaining performance obligations at June 30, 2020 compared to December 31, 2019 was attributable to an increase in remaining performance obligations within our United States mechanical construction and facilities services segment and our United Kingdom building services segment.
Computer System Attack
On February 15, 2020, we became aware on an infiltration and encryption of portions of our information technology network. This attack temporarily disrupted our use of the impacted systems. As part of our investigation into this incident, we engaged outside security experts, who did not identify any exfiltration of customer or employee data or any inappropriate access to our accounting or finance systems. The Company maintains insurance coverage for these types of incidents; such policies, however, may not completely provide coverage for, or completely offset the costs of, this infiltration.

Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources, as well as our primary liquidity requirements and sources and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with original maturity dates of three months or less.
Our short-term liquidity requirements primarily arise from: (a) working capital requirements, (b) business acquisitions and joint venture investments, (c) cash dividend payments, (d) interest and principal payments related to our outstanding indebtedness, and (e) payment of income taxes. We can expect to meet those requirements through our cash and cash equivalent balances, cash generated from our operations, and the borrowing capacity available under our revolving credit facility. However, negative macroeconomic trends, including the impact of COVID-19, could have an adverse effect on future liquidity if we experience delays in the payment of outstanding receivables beyond normal payment terms or an increase in credit losses. In addition, during economic downturns, there have typically been fewer small discretionary projects from the private sector and our competitors have aggressively bid larger long-term infrastructure and public sector contracts. Short-term liquidity is also impacted by: (a) the type and length of construction contracts in place as performance of long duration contracts typically requires greater amounts of working capital, (b) the level of turnaround activities within our United States industrial services segment as such projects are billed in arrears pursuant to contractual terms that are standard within the industry, and (c) the billing terms of our maintenance contracts, including those within our United States and United Kingdom building services segments. While we strive to negotiate favorable billing terms which allow us to invoice in advance of costs incurred on certain of our contracts, there can be no assurance that such terms will be agreed to by our customers.
Long-term liquidity requirements can be expected to be met initially through cash generated from operating activities and the borrowing capacity available under our revolving credit facility. Based upon our current credit ratings and financial position, we can also reasonably expect to be able to secure long-term debt financing if required to achieve our strategic objectives. Over the long term, our primary revenue risk factor continues to be the level of demand for non-residential construction as well as building and industrial services, all of which are influenced by macroeconomic trends including interest rates and governmental economic policy. In addition, our ability to perform work is critical to meeting our long-term liquidity requirements.
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
Cash Flows
The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the six months ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$276,743	$(42,198)
Net cash used in investing activities	$(28,321)	$(85,830)
Net cash used in financing activities	$(121,301)	$(22,243)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(4,701)	$(175)
Our consolidated cash balance, including cash equivalents and restricted cash, increased by approximately $122.4 million from $359.9 million at December 31, 2019 to $482.3 million at June 30, 2020. Net cash provided by operating activities for the six months ended June 30, 2020 was $276.7 million compared to $42.2 million of cash used in operating activities for the six months ended June 30, 2019. The increase in cash provided by operating activities was primarily attributable to: (a) a decline in organic revenues during the period, which resulted in a net reduction in outstanding accounts receivables, (b) a reduction in federal, state, and local tax payments of approximately $54.8 million compared to the prior year, primarily due to extended deadlines for making estimated federal tax payments, and (c) a $32.7 million reduction in the payment of certain payroll taxes given the enactment of the Coronavirus Aid, Relief, and Economic Security Act, which provides that employers may defer payment of the employer’s portion of Social Security taxes. Net cash used in investing activities for the six months ended June 30, 2020 decreased by approximately $57.5 million compared to the six months ended June 30, 2019 due to a decrease in payments for business acquisitions. Net cash used in financing activities for the six months ended June 30, 2020 was $121.3 million compared to net cash used in financing activities for the six months ended June 30, 2019 of $22.2 million. The increase in net cash used in financing activities was primarily due to a $99.0 million increase in funds used for the repurchase of our common stock.

Debt
Until March 2, 2020, we had a credit agreement dated as of August 3, 2016, which provided for a $900.0 million revolving credit facility (the “2016 Revolving Credit Facility”) and a $400.0 million term loan (the “2016 Term Loan”) (collectively referred to as the “2016 Credit Agreement”). On March 2, 2020, we amended and restated the 2016 Credit Agreement to provide for a $1.3 billion revolving credit facility (the “2020 Revolving Credit Facility”) and a $300.0 million term loan (the “2020 Term Loan”) (collectively referred to as the “2020 Credit Agreement”) expiring March 2, 2025. We may increase the 2020 Revolving Credit Facility to $1.9 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $400.0 million of available capacity under the 2020 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries. Obligations under the 2020 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2020 Credit Agreement contains various covenants providing for, among other things, maintenance of certain financial ratios and certain limitations on payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of June 30, 2020 with respect to the 2020 Credit Agreement and, as of December 31, 2019, with respect to the 2016 Credit Agreement. A commitment fee is payable on the average daily unused amount of the 2020 Revolving Credit Facility, which ranges from 0.10% to 0.25%, based on certain financial tests. The fee was 0.10% of the unused amount as of June 30, 2020. At the Company’s election, borrowings under the 2020 Credit Agreement bear interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.18% at June 30, 2020) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2020), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at June 30, 2020 was 1.18%. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests. We capitalized an additional $3.1 million of debt issuance costs associated with the 2020 Credit Agreement. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense. We are required to make annual installment payments on the 2020 Term Loan, with a principal payment of $7.5 million on December 31, 2020 and principal payments on December 31 of each subsequent year in the amount of $15.0 million. All unpaid principal and interest is due on March 2, 2025. As of June 30, 2020 and December 31, 2019, the balance of the 2020 Term Loan and the 2016 Term Loan was $300.0 million and $254.4 million, respectively. As of June 30, 2020, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility, however, we had $79.0 million of letters of credit outstanding which reduce the available capacity under such facility. As of December 31, 2019, we had $50.0 million in direct borrowings outstanding and $109.0 million of letters of credit outstanding under the 2016 Revolving Credit Facility.
Share Repurchase Program and Dividends
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.15 billion of our outstanding common stock. During the six months ended June 30, 2020, we repurchased approximately 1.5 million shares of our common stock for approximately $99.0 million. Since the inception of the repurchase program through June 30, 2020, we have repurchased approximately 17.4 million shares of our common stock for approximately $890.5 million. As of June 30, 2020, there remained authorization for us to repurchase approximately $259.5 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2020 Credit Agreement placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
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
Off-Balance Sheet Arrangements and Other Commitments
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. Surety Bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. Public sector contracts require Surety Bonds more frequently than private sector contracts and, accordingly, our bonding requirements typically increase as the amount of our public sector work increases. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. As of June 30, 2020, based on the percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.4 billion, which represents approximately 30% of our total remaining performance obligations. We are not aware of any losses in connection with Surety Bonds, which have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.
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
Contractual Obligations
The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan (including interest at 1.18%) (1)	$315.2	$11.1	$36.6	$267.5	$—
Finance leases	9.5	4.1	4.3	1.0	0.1
Operating leases	292.9	61.6	92.4	59.7	79.2
Open purchase obligations (2)	1,345.6	1,110.0	203.5	32.1	—
Other long-term obligations, including current portion (3)	410.8	68.0	333.6	9.2	—
Total Contractual Obligations	$2,374.0	$1,254.8	$670.4	$369.5	$79.3

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Letters of credit	$79.0	$79.0	$—	$—	$—
 _________
(1)As of June 30, 2020, the amount outstanding under the 2020 Term Loan was $300.0 million. There were no direct borrowings outstanding under the 2020 Revolving Credit Facility.
(2)Represents open purchase orders for material and subcontracting costs related to construction and services contracts. These purchase orders are not reflected in EMCOR’s Consolidated Balance Sheets and should not impact future cash flows as amounts should be recovered through customer billings.
(3)Primarily represents insurance related liabilities, and liabilities for deferred income taxes, incentive compensation and deferred compensation, classified as other long-term liabilities in the Consolidated Balance Sheets. Cash payments for insurance and deferred compensation related liabilities may be payable beyond three years; however, because it is not practical to estimate these payments, these liabilities are reflected in the 1-3 years payment period. We provide funding to our post retirement plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated and, therefore, have not been included in the table.

Legal Proceedings
We are involved in several legal proceedings in which damages and claims have been asserted against us. While litigation is subject to many uncertainties and the outcome of litigation is not predictable with assurance, we do not believe that any such matters will have a material adverse effect on our financial position, results of operations or liquidity.
Certain Insurance Matters
As of June 30, 2020 and December 31, 2019, we utilized approximately $78.9 million of letters of credit obtained under our 2020 Revolving Credit Facility and $108.9 million of letters of credit obtained under our 2016 Revolving Credit Facility, respectively, as collateral for our insurance obligations.
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
Application of Critical Accounting Policies
Our consolidated financial statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of our annual report on Form 10-K for the year ended December 31, 2019. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from contracts with customers; (b) collectibility or valuation of accounts receivable; (c) insurance liabilities; (d) income taxes; and (e) goodwill, identifiable intangible assets, and other long-lived assets.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the three and six months ended June 30, 2020 and 2019, there were no changes in total estimated costs that had a significant impact on our operating results. In addition, there were no significant losses recognized during the three and six months ended June 30, 2020 and 2019.
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
Accounts Receivable
Accounts receivable are recognized in the period we deliver goods or provide services to our customers or when our right to consideration is unconditional. We evaluate the collectibility of specific accounts receivable when we believe a customer, or group of customers, may not be able to meet their financial obligations due to deterioration in financial condition or credit rating. In addition, a considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant factors include our prior collection history with our customers, the related aging of past due balances, projections of credit losses based on historical trends in credit quality indicators or past events, and forecasts of future economic conditions.

Management reviews the credit quality of its receivables by, among other things, obtaining credit ratings of significant customers, assessing economic and market conditions, and evaluating material changes to a customer’s business, cash flows, and financial condition. At June 30, 2020 and December 31, 2019, our accounts receivable of $1,936.4 million and $2,030.8 million, respectively, were recorded net of allowances for credit losses of $21.0 million and $14.5 million, respectively. Due to the economic disruption caused by COVID-19, our allowance for credit losses increased based on our evaluation of: (a) specific outstanding balances and (b) forecasts of future economic conditions and the expected impact on customer collections. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions differ from our forecasts, we could experience an increase in our allowances for credit losses.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on the Consolidated Balance Sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims increased by $3.3 million at June 30, 2020 compared to December 31, 2019, partially as a result of greater potential exposures, including the impact of acquired companies. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims were to increase by 10%, it would have resulted in $17.3 million of additional expense for the six months ended June 30, 2020.
Income Taxes
Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement and income tax bases of assets and liabilities as well as for net operating loss and tax credit carryforwards. Deferred income taxes are valued using enacted tax rates expected to be in effect when income taxes are paid or recovered, with the effect of a change in tax laws or rates recognized in the statement of operations in the period in which such change is enacted. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Deferred income taxes are recorded net of a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available evidence, including projections of future taxable income, tax-planning strategies, and recent results of operations.
At June 30, 2020 and December 31, 2019, we had net deferred income tax liabilities of $51.5 million and $71.7 million, respectively, primarily resulting from differences between the carrying value and income tax basis of certain identifiable intangible assets, goodwill, and depreciable fixed assets. Included within these net deferred income tax liabilities are $182.8 million and $176.2 million of deferred income tax assets as of June 30, 2020 and December 31, 2019, respectively. The total valuation allowance on deferred income tax assets, primarily related to state net operating loss carryforwards, was approximately $3.5 million as of both June 30, 2020 and December 31, 2019. Based on our taxable income, which has generally exceeded the amount of our net deferred tax asset balance, as well as current projections of future taxable income, we have determined that it is more likely than not that our net deferred income tax assets will be realized. However, revisions to our forecasts or declining macroeconomic conditions could result in changes to our assessment of the realization of these deferred tax assets.
Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets
As of June 30, 2020 and December 31, 2019, we had goodwill of $839.8 million and $1,063.9 million, respectively, arising out of the acquisition of businesses. Goodwill is not amortized but instead allocated to its respective reporting unit and evaluated for impairment annually, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. We have determined that our reporting units are consistent with the reportable segments identified in Note 15 - Segment Information of the notes to consolidated financial statements. As of June 30, 2020, approximately 17.0% of our goodwill related to our United States electrical construction and facilities services segment, approximately 35.7% related to our United States mechanical construction and facilities services segment, approximately 34.5% related to our United States building services segment, and approximately 12.8% related to our United States industrial services segment.

Absent any earlier identified impairment indicators, we perform our annual goodwill impairment assessment on October 1 each fiscal year. Qualitative indicators that may trigger the need for interim quantitative impairment testing include, among others, deterioration in macroeconomic conditions, declining financial performance, deterioration in the operational environment, or an expectation of selling or disposing of a portion of a reporting unit. Additionally, an interim impairment test may be triggered by a significant change in business climate, a loss of a significant customer, increased competition, or a sustained decrease in share price. In assessing whether our goodwill is impaired, we compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment is recognized. However, if the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is impaired and an impairment loss in the amount of the excess is recognized and charged to operations.
During the second quarter of 2020, our operations were negatively impacted by the COVID-19 pandemic. In addition, the demand for oil significantly deteriorated as a result of the pandemic and the corresponding preventative measures taken around the world to mitigate the spread of the virus, including various local, state, and national jurisdictional “shelter-in-place” orders. Further, other macroeconomic events, such as geopolitical tensions between the Organization of Petroleum Exporting Countries (OPEC) and Russia, resulted in a significant drop in the price of crude oil. These negative factors created significant volatility and uncertainty in the markets in which our United States industrial services segment operates, resulting in a significant decrease in the demand for our service offerings. Consequently, we revised our near-term revenue and operating margin expectations for our United States industrial services segment.
As a result of such developments, we concluded that a triggering event had occurred which indicated it was more likely than not that the fair value of our United States industrial services segment was less than its carrying amount. Accordingly, we performed a quantitative impairment test and determined that the carrying amount of our United States industrial services segment exceeded its fair value, which resulted in the recognition of a non-cash goodwill impairment charge during the quarter ended June 30, 2020 of $225.5 million.
We determined the fair value of our United States industrial services segment using an income approach whereby fair value was calculated utilizing discounted estimated future cash flows, assuming a risk-adjusted industry weighted average cost of capital of 12.0%. Such weighted average cost of capital was developed with the assistance of an independent third-party valuation specialist and reflects the overall level of inherent risk within the business and the rate of return a market participant would expect to earn. Cash flow projections were derived from internal forecasts of anticipated revenue growth rates and operating margins, updated for recent events, with cash flows beyond the discrete forecast period estimated using a terminal value calculation which incorporated historical and forecasted trends, an estimate of long-term growth rates, and assumptions about the future demand for our services. The perpetual growth rate utilized in the terminal value calculation was 2.0%.
We did not identify any indicators of impairment with respect to our remaining reporting units. As such, for these reporting units, no impairment test was required to be performed subsequent to the date of our latest annual impairment test (October 1, 2019). As of the date of such test, the fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, and our United States building services segment exceeded their carrying values by approximately $1,321.8 million, $2,011.5 million, and $922.3 million, respectively. The weighted average cost of capital utilized in the determination of fair value was 9.5% and 9.1% for our United States construction segments and our United States building services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for each of these segments.
Due to the inherent uncertainties involved in making estimates, our assumptions may change in future periods. Estimates and assumptions made for purposes of our goodwill impairment testing may prove to be inaccurate predictions of the future, and other factors used in assessing fair value, such as the weighted average cost of capital, are outside the control of management. Unfavorable changes in certain of these key assumptions may affect future testing results. For example, as of the date of the most recent impairment test for each of our reporting units, keeping all other assumptions constant, a 50 basis point increase in the weighted average cost of capital would cause the estimated fair value of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $108.8 million, $156.7 million, $98.0 million, and $22.9 million, respectively. In addition, as of the date of the most recent impairment test for each of our reporting units, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $61.4 million, $90.5 million, $55.7 million, and $9.0 million, respectively. Given the amounts by which the fair value exceeds the carrying value for each of our reporting units, other than our United States industrial services segment, the decreases in estimated fair values described above would not have significantly impacted the results of our impairment tests. In the case of our United States industrial services segment, however, the carrying value at June 30, 2020 equals its fair value and, therefore, any subsequent declines in fair value would result in a further impairment.

As of June 30, 2020 and December 31, 2019, net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, and subsidiary trade names) arising out of the acquisition of businesses were $576.5 million and $611.4 million, respectively. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding anticipated macroeconomic conditions as well as our ability to successfully integrate acquired businesses.
Absent earlier indicators of impairment, we test for impairment of subsidiary trade names that are not subject to amortization on an annual basis (October 1). In performing this test, we calculate the fair value of each trade name using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. In addition, we review for impairment of identifiable intangible assets that are being amortized as well as other long-lived assets whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their discounted estimated future cash flows.
In connection with the negative market conditions disclosed above, we also evaluated certain of our identifiable intangible assets and other long-lived assets for impairment. Such assets included those associated with the businesses in our United States industrial services segment and certain businesses within our United States electrical construction and facilities services segment whose results are also highly dependent on the strength of the oil and gas industry. As a result of these assessments, during the quarter ended June 30, 2020, we recorded non-cash impairment charges of $7.3 million. Of this amount, $4.8 million related to our United States industrial services segment and was comprised of: (a) a $4.2 million subsidiary trade name impairment and (b) a $0.6 million impairment on certain other long-lived assets. The remaining $2.5 million represented a subsidiary trade name impairment within our United States electrical construction and facilities services segment.
As referenced above, impairment testing is based upon assumptions and estimates determined by management from a review of our operating results and business plans as well as forecasts of anticipated growth rates and margins, among other considerations. In addition, estimates of weighted average costs of capital are developed with the assistance of an independent third-party valuation specialist. These assumptions and estimates can change in future periods, especially in consideration of the uncertainty created by the COVID-19 pandemic and its continued impact on the broader economy and our results of operations. Significant adverse changes to external market conditions or our internal forecasts, if any, could result in future impairment charges. It is not possible at this time to determine if any future impairment charge will result or, if it does, whether such a charge would be material to our results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the six months ended June 30, 2020, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2020 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2020 Credit Agreement bear interest at variable rates. As of June 30, 2020, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, the balance of the 2020 Term Loan was $300.0 million. At the Company’s election, this instrument bears interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.18% at June 30, 2020) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2020), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at June 30, 2020 was 1.18%. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests. Based on the $300.0 million of borrowings outstanding under the 2020 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $2.2 million in the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $2.2 million in the next twelve months. The 2020 Credit Agreement expires on March 2, 2025.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2020 to April 30, 2020	—	—	—	$259,458,907
May 1, 2020 to May 31, 2020	—	—	—	$259,458,907
June 1, 2020 to June 30, 2020	—	—	—	$259,458,907
Total	—	—	—

(1)In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.15 billion of our outstanding common stock. As of June 30, 2020, there remained authorization for us to repurchase approximately $259.5 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases.
(2)Excludes 851 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.
ITEM 6.   EXHIBITS.
For the list of exhibits, see the Exhibit Index immediately following the signature page hereof, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 3, 2020

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ MARK A. POMPA
Mark A. Pompa
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

2(a)	Purchase and Sale Agreement, dated as of June 17, 2013 by and among Texas Turnaround LLC, a Delaware limited liability company, Altair Strickland Group, Inc., a Texas corporation, Rep Holdings LLC, a Texas limited liability company, ASG Key Employee LLC, a Texas limited liability company, Repcon Key Employee LLC, a Texas limited liability company, Gulfstar MBII, Ltd., a Texas limited partnership, The Trustee of the James T. Robinson and Diana J. Robinson 2010 Irrevocable Trust, The Trustee of the Steven Rothbauer 2012 Descendant’s Trust, The Co-Trustees of the Patia Strickland 2012 Descendant’s Trust, The Co-Trustees of the Carter Strickland 2012 Descendant’s Trust, and The Co-Trustees of the Walton 2012 Grandchildren’s Trust (collectively, “Sellers”) and EMCOR Group, Inc.	Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report June 17, 2013)
3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(b)	Amended and Restated By-Laws and Amendments thereto	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”)
4(a)	Sixth Amended and Restated Credit Agreement dated as of March 2, 2020 by and among EMCOR and a subsidiary and Bank of Montreal, as Agent and the lenders listed on the signature pages thereof	Exhibit 4(a) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (“March 2020 Form 10-Q”)
4(b)	Sixth Amended and Restated Security Agreement dated as of March 2, 2020 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to the March 2020 Form 10-Q
4(c)	Sixth Amended and Restated Pledge Agreement dated as of March 2, 2020 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to the March 2020 Form 10-Q
4(d)	Fifth Amended and Restated Guaranty Agreement dated as of March 2, 2020 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to the March 2020 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(g-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(h-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(i-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(i-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(i-3)	Amendment to Continuity Agreements and Severance Agreements with Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(j)	Amendment dated as of March 29, 2010 to Severance Agreement with Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-1)	Severance Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio	Exhibit 10(l-1) to the September 2016 Form 10-Q
10(k-2)	Continuity Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio (“Mauricio Continuity Agreement”)	Exhibit 10(l-2) to the September 2016 Form 10-Q
10(k-3)	Amendment dated April 10, 2017 to Mauricio Continuity Agreement	Exhibit 10(l-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10(l-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(l-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(l-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(l-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (“March 2012 Form 10-Q”)
10(l-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10(l-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(l-7)	Fifth Amendment to LTIP	Exhibit 10(l-7) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”)
10(l-8)	Sixth Amendment to LTIP	Exhibit 10(l-8) to 2015 Form 10-K
10(m)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(n)	Amended and Restated 2010 Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report June 11, 2020)
10(o)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(p)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(q)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(r)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“June 2012 Form 10-Q”)
10(s)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2014
10(t)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(u)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(v)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(w)	Executive Compensation Recoupment Policy	Exhibit 10(h)(h) to 2015 Form 10-K
10(x)	Restricted Stock Unit Award Agreement dated June 30, 2017 between EMCOR and Mark A. Pompa	Exhibit 10(f)(f) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
11	Computation of Basic EPS and Diluted EPS for the three and six months ended June 30, 2020 and 2019	Note 5 of the Notes to the Consolidated Financial Statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Exhibit 95 to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2019
101	The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.	Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed