Form 10-Q
period 2020-09-30
EMCOR Group, Inc.
filed 2020-10-29
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Number of shares of Common Stock outstanding as of the close of business on October 23, 2020: 54,930,617 shares.

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

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$679,342	$358,818
Accounts receivable, less allowance for credit losses of $19,344 and $14,466, respectively	1,942,341	2,030,813
Contract assets	187,313	177,830
Inventories	39,253	40,446
Prepaid expenses and other	48,841	51,976
Total current assets	2,897,090	2,659,883
Property, plant and equipment, net	155,161	156,187
Operating lease right-of-use assets	236,297	245,471
Goodwill	846,908	1,063,911
Identifiable intangible assets, net	596,679	611,444
Other assets	97,850	93,462
Total assets	$4,829,985	$4,830,358
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$9,693	$18,092
Accounts payable	596,093	665,402
Contract liabilities	714,686	623,642
Accrued payroll and benefits	385,752	382,573
Other accrued expenses and liabilities	219,858	195,757
Operating lease liabilities, current	52,766	53,144
Total current liabilities	1,978,848	1,938,610
Borrowings under revolving credit facility	—	50,000
Long-term debt and finance lease liabilities	272,243	244,139
Operating lease liabilities, long-term	199,967	204,950
Other long-term obligations	371,062	334,879
Total liabilities	2,822,120	2,772,578
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 60,545,796 and 60,359,252 shares issued, respectively	605	604
Capital surplus	43,189	32,274
Accumulated other comprehensive loss	(88,484)	(89,288)
Retained earnings	2,404,964	2,367,481
Treasury stock, at cost 5,623,176 and 4,139,421 shares, respectively	(352,985)	(253,937)
Total EMCOR Group, Inc. stockholders’ equity	2,007,289	2,057,134
Noncontrolling interests	576	646
Total equity	2,007,865	2,057,780
Total liabilities and equity	$4,829,985	$4,830,358
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues	$2,201,714	$2,287,741	$6,515,567	$6,770,671
Cost of sales	1,838,530	1,951,754	5,504,036	5,779,550
Gross profit	363,184	335,987	1,011,531	991,121
Selling, general and administrative expenses	226,793	220,119	658,964	652,536
Restructuring expenses	536	119	605	567
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	—	—	232,750	—
Operating income	135,855	115,749	119,212	338,018
Net periodic pension (cost) income	751	381	2,211	1,187
Interest expense, net	(1,484)	(2,678)	(6,082)	(8,732)
Income before income taxes	135,122	113,452	115,341	330,473
Income tax provision	73,936	31,618	62,179	92,257
Net income	$61,186	$81,834	$53,162	$238,216

Basic earnings per common share	$1.11	$1.46	$0.96	$4.24

Diluted earnings per common share	$1.11	$1.45	$0.96	$4.22

Dividends declared per common share	$0.08	$0.08	$0.24	$0.24
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$61,186	$81,834	$53,162	$238,216
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,148	(983)	(832)	(1,280)
Post retirement plans, amortization of actuarial loss included in net income (1)	540	509	1,636	1,572
Other comprehensive income (loss)	2,688	(474)	804	292
Comprehensive income	$63,874	$81,360	$53,966	$238,508
_________
(1)Net of tax of $0.2 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and net of tax of $0.4 million for each of the nine months ended September 30, 2020 and 2019.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows - operating activities:
Net income	$53,162	$238,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,881	32,412
Amortization of identifiable intangible assets	44,765	34,500
Provision for credit losses	3,409	1,621
Deferred income taxes	(28,104)	(913)
Excess tax benefits from share-based compensation	(192)	(601)
Non-cash expense for impairment of goodwill, identifiable intangible assets, and other long-lived assets	232,750	—
Non-cash share-based compensation expense	8,510	8,840
Other reconciling items	1,361	3,696
Changes in operating assets and liabilities, excluding the effect of businesses acquired	196,292	(140,850)
Net cash provided by operating activities	546,834	176,921
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(44,930)	(79,984)
Proceeds from sale or disposal of property, plant and equipment	1,891	1,612
Purchase of property, plant and equipment	(34,180)	(35,829)
Investments in and advances to unconsolidated entities	—	(794)
Distributions from unconsolidated entities	—	38
Net cash used in investing activities	(77,219)	(114,957)
Cash flows - financing activities:
Proceeds from revolving credit facility	200,000	—
Repayments of revolving credit facility	(250,000)	(25,000)
Proceeds from long-term debt	300,000	—
Repayments of long-term debt and debt issuance costs	(280,049)	(11,400)
Repayments of finance lease liabilities	(3,390)	(3,357)
Dividends paid to stockholders	(13,280)	(13,458)
Repurchase of common stock	(99,048)	—
Taxes paid related to net share settlements of equity awards	(2,574)	(3,771)
Issuance of common stock under employee stock purchase plan	4,887	4,501
Payments for contingent consideration arrangements	(4,070)	(3,589)
Distributions to noncontrolling interests	(70)	(250)
Net cash used in financing activities	(147,594)	(56,324)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,304)	(2,047)
Increase in cash, cash equivalents, and restricted cash	320,717	3,593
Cash, cash equivalents, and restricted cash at beginning of year (1)	359,920	366,214
Cash, cash equivalents, and restricted cash at end of period (2)	$680,637	$369,807
_________
(1)Includes $1.1 million and $2.3 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively.
(2)Includes $1.3 million and $1.7 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of September 30, 2020 and 2019, respectively.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended September 30, 2019 and 2020
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, June 30, 2019	$1,894,831	$603	$26,640	$(86,896)	$2,207,775	$(253,937)	$646
Net income	81,834	—	—	—	81,834	—	—
Other comprehensive loss	(474)	—	—	(474)	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(36)	—	(36)	—	—	—	—
Common stock issued under employee stock purchase plan	1,532	—	1,532	—	—	—	—
Common stock dividends	(4,491)	—	35	—	(4,526)	—	—
Share-based compensation expense	2,615	—	2,615	—	—	—	—
Balance, September 30, 2019	$1,975,811	$603	$30,786	$(87,370)	$2,285,083	$(253,937)	$646

Balance, June 30, 2020	$1,944,198	$605	$38,975	$(91,172)	$2,348,199	$(352,985)	$576
Net income	61,186	—	—	—	61,186	—	—
Other comprehensive income	2,688	—	—	2,688	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(24)	—	(24)	—	—	—	—
Common stock issued under employee stock purchase plan	1,659	—	1,659	—	—	—	—
Common stock dividends	(4,392)	—	29	—	(4,421)	—	—
Share-based compensation expense	2,550	—	2,550	—	—	—	—
Balance, September 30, 2020	$2,007,865	$605	$43,189	$(88,484)	$2,404,964	$(352,985)	$576
 _________
(1)Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the nine months ended September 30, 2019 and 2020
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2018	$1,741,441	$601	$21,103	$(87,662)	$2,060,440	$(253,937)	$896
Net income	238,216	—	—	—	238,216	—	—
Other comprehensive income	292	—	—	292	—	—	—
Common stock issued under share-based compensation plans	—	2	(2)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,771)	—	(3,771)	—	—	—	—
Common stock issued under employee stock purchase plan	4,501	—	4,501	—	—	—	—
Common stock dividends	(13,458)	—	115	—	(13,573)	—	—
Distributions to noncontrolling interests	(250)	—	—	—	—	—	(250)
Share-based compensation expense	8,840	—	8,840	—	—	—	—
Balance, September 30, 2019	$1,975,811	$603	$30,786	$(87,370)	$2,285,083	$(253,937)	$646

Balance, December 31, 2019	$2,057,780	$604	$32,274	$(89,288)	$2,367,481	$(253,937)	$646
Net income	53,162	—	—	—	53,162	—	—
Other comprehensive income	804	—	—	804	—	—	—
Cumulative-effect adjustment (2)	(2,307)	—	—	—	(2,307)	—	—
Common stock issued under share-based compensation plans	1	1	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(2,574)	—	(2,574)	—	—	—	—
Common stock issued under employee stock purchase plan	4,887	—	4,887	—	—	—	—
Common stock dividends	(13,280)	—	92	—	(13,372)	—	—
Repurchase of common stock	(99,048)	—	—	—	—	(99,048)	—
Distributions to noncontrolling interests	(70)	—	—	—	—	—	(70)
Share-based compensation expense	8,510	—	8,510	—	—	—	—
Balance, September 30, 2020	$2,007,865	$605	$43,189	$(88,484)	$2,404,964	$(352,985)	$576
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
The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.
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
At September 30, 2020 and December 31, 2019, our allowance for credit losses was $19.3 million and $14.5 million, respectively. Due to the economic disruption caused by COVID-19, our allowance for credit losses increased based on our evaluation of: (a) specific outstanding balances and (b) forecasts of future economic conditions and the expected impact on customer collections. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses.
The change in the allowance for credit losses for the nine months ended September 30, 2020 was as follows (in thousands):

Balance at December 31, 2019	$14,466
Cumulative-effect adjustment	3,150
Provision for credit losses	3,409
Amounts written off against the allowance, net of recoveries	(1,681)
Balance at September 30, 2020	$19,344
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
Changes in the estimates of transaction prices are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. For the three and nine months ended September 30, 2020, we recognized revenue of $4.4 million and $6.1 million, respectively, associated with the final settlement of contract value for two projects within our United States electrical construction and facilities services segment that were completed or substantially completed in prior periods. There were no significant amounts of revenue recognized during the three and nine months ended September 30, 2019 related to performance obligations satisfied in prior periods. In addition, for the three and nine months ended September 30, 2020 and 2019, there were no significant reversals of revenue recognized associated with the revision of transaction prices.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the three and nine months ended September 30, 2020 and 2019, there were no changes in total estimated costs that had a significant impact on our operating results. In addition, there were no significant losses recognized during the three and nine months ended September 30, 2020 and 2019.

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
The following tables provide further disaggregation of our revenues by categories we use to evaluate our financial performance within each of our reportable segments for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the three months ended September 30,
	2020	% of Total	2019	% of Total
United States electrical construction and facilities services:
Commercial market sector	$253,436	50%	$260,871	47%
Institutional market sector	38,135	7%	33,702	6%
Hospitality market sector	7,028	1%	2,243	1%
Manufacturing market sector	92,789	18%	121,488	22%
Healthcare market sector	18,876	4%	24,701	4%
Transportation market sector	58,765	12%	52,744	9%
Water and wastewater market sector	2,351	1%	3,709	1%
Short duration projects (1)	27,321	5%	42,296	7%
Service work	11,978	2%	14,174	3%
	510,679		555,928
Less intersegment revenues	(1,816)		(1,291)
Total segment revenues	$508,863		$554,637

	For the three months ended September 30,
	2020	% of Total	2019	% of Total
United States mechanical construction and facilities services:
Commercial market sector	$346,911	39%	$293,202	33%
Institutional market sector	112,264	13%	94,886	11%
Hospitality market sector	12,570	1%	6,888	1%
Manufacturing market sector	93,919	11%	150,199	17%
Healthcare market sector	78,814	9%	84,418	10%
Transportation market sector	19,824	2%	7,855	1%
Water and wastewater market sector	45,255	5%	42,637	5%
Short duration projects (1)	84,461	9%	91,897	10%
Service work	99,649	11%	100,196	12%
	893,667		872,178
Less intersegment revenues	(2,158)		(2,990)
Total segment revenues	$891,509		$869,188
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 Revenue from Contracts with Customers - (Continued)

	For the three months ended September 30,
	2020	% of Total	2019	% of Total
United States building services:
Commercial site-based services	$147,768	27%	$133,179	25%
Government site-based services	44,664	8%	42,412	8%
Mobile mechanical services	336,320	61%	333,696	63%
Energy services	22,803	4%	22,835	4%
Total segment revenues	$551,555		$532,122

	For the three months ended September 30,
	2020	% of Total	2019	% of Total
United States industrial services:
Field services	$113,345	81%	$194,569	83%
Shop services	26,367	19%	39,597	17%
Total segment revenues	$139,712		$234,166

Total United States operations	$2,091,639		$2,190,113

	For the three months ended September 30,
	2020	% of Total	2019	% of Total
United Kingdom building services:
Service work	$55,594	51%	$49,098	50%
Project work	54,481	49%	48,530	50%
Total segment revenues	$110,075		$97,628

Total worldwide operations	$2,201,714		$2,287,741

	For the nine months ended September 30,
	2020	% of Total	2019	% of Total
United States electrical construction and facilities services:
Commercial market sector	$711,562	48%	$816,602	49%
Institutional market sector	113,994	8%	87,643	5%
Hospitality market sector	17,009	1%	11,930	1%
Manufacturing market sector	297,414	20%	338,448	20%
Healthcare market sector	57,218	4%	63,725	4%
Transportation market sector	150,911	10%	162,538	10%
Water and wastewater market sector	6,587	1%	14,342	1%
Short duration projects (1)	90,218	6%	124,152	8%
Service work	38,467	2%	35,439	2%
	1,483,380		1,654,819
Less intersegment revenues	(3,407)		(2,710)
Total segment revenues	$1,479,973		$1,652,109
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 Revenue from Contracts with Customers - (Continued)

	For the nine months ended September 30,
	2020	% of Total	2019	% of Total
United States mechanical construction and facilities services:
Commercial market sector	$925,035	37%	$874,512	36%
Institutional market sector	289,090	12%	232,843	9%
Hospitality market sector	29,382	1%	28,807	1%
Manufacturing market sector	310,109	12%	386,853	16%
Healthcare market sector	247,401	10%	220,445	9%
Transportation market sector	53,839	2%	22,880	1%
Water and wastewater market sector	131,374	5%	131,385	5%
Short duration projects (1)	255,618	10%	273,001	11%
Service work	279,226	11%	282,094	12%
	2,521,074		2,452,820
Less intersegment revenues	(5,012)		(8,137)
Total segment revenues	$2,516,062		$2,444,683
 ________
(1)Represents those projects which generally are completed within three months or less.

	For the nine months ended September 30,
	2020	% of Total	2019	% of Total
United States building services:
Commercial site-based services	$423,284	27%	$420,078	27%
Government site-based services	126,000	8%	133,990	8%
Mobile mechanical services	922,676	60%	920,684	59%
Energy services	70,094	5%	93,147	6%
Total segment revenues	$1,542,054		$1,567,899

	For the nine months ended September 30,
	2020	% of Total	2019	% of Total
United States industrial services:
Field services	$560,462	85%	$664,188	84%
Shop services	101,447	15%	124,083	16%
Total segment revenues	$661,909		$788,271

Total United States operations	$6,199,998		$6,452,962

	For the nine months ended September 30,
	2020	% of Total	2019	% of Total
United Kingdom building services:
Service work	$161,839	51%	$160,561	51%
Project work	153,730	49%	157,148	49%
Total segment revenues	$315,569		$317,709

Total worldwide operations	$6,515,567		$6,770,671

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
Net contract liabilities consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Contract assets, current	$187,313	$177,830
Contract assets, non-current	—	—
Contract liabilities, current	(714,686)	(623,642)
Contract liabilities, non-current	(2,161)	(2,142)
Net contract liabilities	$(529,534)	$(447,954)
The $81.6 million increase in net contract liabilities for the nine months ended September 30, 2020 was primarily attributable to an increase in net contract liabilities on our uncompleted long-term construction contracts, partially as a result of the timing of invoicing to our customers, which included advanced billings on several projects in the earlier stages of completion. Contract assets and contract liabilities increased by approximately $1.0 million and $10.9 million, respectively, as a result of acquisitions made by us in 2020. There was no significant impairment of contract assets recognized during either period presented.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 Revenue from Contracts with Customers - (Continued)
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations as of September 30, 2020 (in thousands, except for percentages):

	September 30, 2020	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,062,150	23%
United States mechanical construction and facilities services	2,633,017	58%
United States building services	625,756	14%
United States industrial services	75,662	2%
Total United States operations	4,396,585	97%
United Kingdom building services	133,566	3%
Total worldwide operations	$4,530,151	100%
Our remaining performance obligations at September 30, 2020 were $4.53 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 Revenue from Contracts with Customers - (Continued)
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$849,816	$212,334
United States mechanical construction and facilities services	1,988,913	644,104
United States building services	595,507	30,249
United States industrial services	75,662	—
Total United States operations	3,509,898	886,687
United Kingdom building services	99,827	33,739
Total worldwide operations	$3,609,725	$920,426
We believe our reported remaining performance obligations are firm and contract cancellations have not historically had a material adverse effect on us. However, the extent to which the COVID-19 pandemic may impact our remaining performance obligations remains highly uncertain and will be affected by a number of factors that are difficult to predict. These include the duration and extent of the pandemic; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to quarantine; whether there is a significant resumption of shelter-in-place orders; the near-term impact of the pandemic on broader economic activity, including on construction projects and the oil and gas and related industrial markets; our customers’ demand for our services; and any prolonged delays or shutdowns of active projects or closures of our and our customers’ offices and facilities.
NOTE 4 Acquisitions of Businesses
Acquisitions are accounted for utilizing the acquisition method of accounting and the prices paid for them are allocated to their respective assets and liabilities based on the estimated fair value of such assets and liabilities at the dates of their respective acquisition by us.
During the first nine months of 2020, we acquired two companies for total consideration of $43.2 million. One company provides building automation and controls solutions within the Northeastern region of the United States, and the other company is a full service provider of mechanical services within the Washington, D.C. metro area. The results of operations for both companies have been included within our United States building services segment. In connection with these acquisitions, we acquired working capital of $2.4 million and other net liabilities of $4.0 million and have preliminarily ascribed $8.1 million to goodwill and $36.7 million to identifiable intangible assets.
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
In addition to BKI, during 2019, we completed six other acquisitions for total consideration of $85.4 million. Such companies include: (a) a company which provides electrical contracting services in central Iowa, the results of operations of which have been included within our United States electrical construction and facilities services segment, (b) a company which provides mechanical contracting services in south-central and eastern Texas, the results of operations of which have been included within our United States mechanical construction and facilities services segment, and (c) four companies within our United States building services segment which bolster our presence in geographies where we have existing operations and provide either mobile mechanical services or building automation and controls solutions. In connection with these acquisitions, we acquired working capital of $25.3 million and other net assets of $1.3 million and have ascribed $29.2 million to goodwill and $29.6 million to identifiable intangible assets.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 Acquisitions of Businesses - (Continued)
We expect that all of the goodwill acquired in connection with these acquisitions will be deductible for tax purposes. The purchase price allocations for the businesses acquired in 2020 and BKI are preliminary and subject to change during their respective measurement periods. As we finalize such purchase price allocations, adjustments may be recorded relating to finalization of intangible asset valuations, tax matters, or other items. Although not expected to be significant, such adjustments may result in changes in the valuation of assets and liabilities acquired. The purchase price allocations for the remaining businesses acquired in 2019 have been finalized with an insignificant impact.
NOTE 5 Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three and nine months ended September 30, 2020 and 2019 (in thousands, except share and per share data):

	For the three months ended September 30,
	2020	2019
Numerator:
Net income available to common stockholders	$61,186	$81,834
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	54,979,310	56,216,840
Effect of dilutive securities—Share-based awards	220,935	341,610
Shares used to compute diluted earnings per common share	55,200,245	56,558,450

Basic earnings per common share	$1.11	$1.46

Diluted earnings per common share	$1.11	$1.45

	For the nine months ended September 30,
	2020	2019
Numerator:
Net income available to common stockholders	$53,162	$238,216
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	55,302,385	56,189,388
Effect of dilutive securities—Share-based awards	207,337	305,042
Shares used to compute diluted earnings per common share	55,509,722	56,494,430

Basic earnings per common share	$0.96	$4.24

Diluted earnings per common share	$0.96	$4.22
The number of outstanding share-based awards excluded from the computation of diluted EPS for the three and nine months ended September 30, 2020 because they would be anti-dilutive were 19,450 and 94,155, respectively. There were no anti-dilutive share-based awards for the three and nine months ended September 30, 2019.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 6 Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Raw materials and construction materials	$28,163	$31,365
Work in process	11,090	9,081
Inventories	$39,253	$40,446

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
Absent any earlier identified impairment indicators, we perform our annual goodwill impairment assessment on October 1 each fiscal year. Qualitative indicators that may trigger the need for interim quantitative impairment testing include, among others, a deterioration in macroeconomic conditions, declining financial performance, deterioration in the operational environment, or an expectation of selling or disposing of a portion of a reporting unit. Additionally, an interim impairment test may be triggered by a significant change in business climate, a loss of a significant customer, increased competition, or a sustained decrease in share price. In assessing whether our goodwill is impaired, we compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment is recognized. However, if the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is impaired and an impairment loss in the amount of the excess is recognized and charged to operations.
Our operations were significantly impacted by the COVID-19 pandemic starting with the second quarter of 2020. During the same period, the demand for oil significantly deteriorated as a result of the pandemic and the corresponding preventative measures taken around the world to mitigate the spread of the virus, including various local, state, and national jurisdictional “shelter-in-place” orders. Further, other macroeconomic events, including the escalation of geopolitical tensions between the Organization of Petroleum Exporting Countries (OPEC) and Russia, resulted in a significant drop in the price of crude oil. These negative factors created significant volatility and uncertainty in the markets in which our United States industrial services segment operates, resulting in a significant decrease in the demand for our service offerings. Consequently, in the second quarter of 2020, we revised our near-term revenue and operating margin expectations for our United States industrial services segment.
As a result of such developments, we concluded that a triggering event had occurred which indicated it was more likely than not that the fair value of our United States industrial services segment was less than its carrying amount. Accordingly, during the second quarter of 2020, we performed a quantitative impairment test and determined that the carrying amount of our United States industrial services segment exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charge of $225.5 million, which is included within our results of operations for the nine months ended September 30, 2020. We did not identify any impairment indicators or record any additional impairment of goodwill during the three months ended September 30, 2020.
As part of our second quarter impairment test, we determined the fair value of our United States industrial services segment using an income approach whereby fair value was calculated utilizing discounted estimated future cash flows, assuming a risk-adjusted industry weighted average cost of capital of 12.0%. Such weighted average cost of capital was developed with the assistance of an independent third-party valuation specialist and reflects the overall level of inherent risk within the business and the rate of return a market participant would expect to earn. Cash flow projections were derived from internal forecasts of anticipated revenue growth rates and operating margins, updated for recent events, with cash flows beyond the discrete forecast period estimated using a terminal value calculation which incorporated historical and forecasted trends, an estimate of long-term growth rates, and assumptions about the future demand for our services. The perpetual growth rate utilized in the terminal value calculation was 2.0%.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7 Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets - (Continued)
Due to the inherent uncertainties involved in making estimates, our assumptions may change in future periods. Estimates and assumptions made for purposes of our goodwill impairment testing may prove to be inaccurate predictions of the future, and other factors used in assessing fair value, such as the weighted average cost of capital, are outside the control of management. Unfavorable changes in certain of these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average cost of capital would cause the estimated fair value of our United States industrial services segment to decrease by approximately $22.9 million. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair value of our United States industrial services segment to decrease by approximately $9.0 million. Upon completion of our second quarter goodwill impairment assessment and the recognition of the aforementioned impairment charge, the carrying value of our United States industrial services segment equals its fair value whereas the fair values of our other reporting units are substantially in excess of their carrying values. Significant adverse changes to external market conditions or our internal forecasts, if any, could result in future goodwill impairment charges. It is not possible at this time to determine if any future impairment charge will result or, if it does, whether such a charge would be material to our results of operations.
The changes in the carrying amount of goodwill by reportable segments were as follows during the nine months ended September 30, 2020 (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	United States industrial services segment	Total
Balance at December 31, 2019	$142,545	$299,220	$289,158	$332,988	$1,063,911
Acquisitions and purchase price adjustments	—	398	8,099	—	8,497
Impairments	—	—	—	(225,500)	(225,500)
Balance at September 30, 2020	$142,545	$299,618	$297,257	$107,488	$846,908

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
In connection with the negative market conditions disclosed above, we also evaluated certain of our identifiable intangible assets and other long-lived assets for impairment during the second quarter of 2020. Such assets included those associated with the businesses in our United States industrial services segment and certain businesses within our United States electrical construction and facilities services segment whose results are also highly dependent on the strength of the oil and gas industry. As a result of these assessments, we recorded non-cash impairment charges of $7.3 million, which have been included within our results of operations for the nine months ended September 30, 2020. Of this amount, $4.8 million related to our United States industrial services segment and was comprised of: (a) a $4.2 million subsidiary trade name impairment and (b) a $0.6 million impairment on certain other long-lived assets. The remaining $2.5 million represented a subsidiary trade name impairment within our United States electrical construction and facilities services segment. For the three months ended September 30, 2020, no impairment of our identifiable intangible assets or other long-lived assets was recognized.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7 Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets - (Continued)

Identifiable intangible assets consist of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$72,045	$(67,199)	$—	$4,846
Developed technology/Vendor network	95,661	(63,784)	—	31,877
Customer relationships	668,755	(312,437)	(4,834)	351,484
Trade names (amortized)	31,348	(22,583)	—	8,765
Trade names (unamortized)	258,640	—	(58,933)	199,707
Total	$1,126,449	$(466,003)	$(63,767)	$596,679

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$66,745	$(61,651)	$—	$5,094
Developed technology/Vendor network	95,661	(60,156)	—	35,505
Customer relationships	644,755	(277,601)	(4,834)	362,320
Trade names (amortized)	31,148	(21,830)	—	9,318
Trade names (unamortized)	251,440	—	(52,233)	199,207
Total	$1,089,749	$(421,238)	$(57,067)	$611,444
Identifiable intangible assets are amortized on a straight-line basis, as it best approximates the pattern in which the economic benefits of those assets are consumed. Amortization expense related to identifiable intangible assets with finite lives was $15.4 million and $11.3 million for the three months ended September 30, 2020 and 2019, respectively, and $44.8 million and $34.5 million for the nine months ended September 30, 2020 and 2019, respectively.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 8 Debt
Debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Revolving credit facility	$—	$50,000
Term loan	277,500	254,431
Unamortized debt issuance costs	(4,239)	(1,879)
Finance lease liabilities	8,675	9,679
Total debt	281,936	312,231
Less: current maturities	9,693	18,092
Total long-term debt	$272,243	$294,139
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
At the Company’s election, borrowings under the 2020 Credit Agreement bear interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.15% at September 30, 2020) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2020), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at September 30, 2020 was 1.15%. A commitment fee is payable on the average daily unused amount of the 2020 Revolving Credit Facility, which ranges from 0.10% to 0.25%, based on certain financial tests. The fee was 0.10% of the unused amount as of September 30, 2020. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests.
As of September 30, 2020 and December 31, 2019, the balance of the 2020 Term Loan and the 2016 Term Loan was $277.5 million and $254.4 million, respectively. As of September 30, 2020, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, we had $78.8 million of letters of credit outstanding, which reduce the available capacity under such facility. As of December 31, 2019, we had $50.0 million in direct borrowings outstanding and $109.0 million of letters of credit outstanding under the 2016 Revolving Credit Facility. We capitalized an additional $3.1 million of debt issuance costs associated with the 2020 Credit Agreement. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense.
Obligations under the 2020 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2020 Credit Agreement contains various covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of September 30, 2020 with respect to the 2020 Credit Agreement and, as of December 31, 2019, with respect to the 2016 Credit Agreement.
We are required to make annual principal payments on the 2020 Term Loan. On September 30, 2020, we made a voluntary prepayment of $22.5 million, which was applied against our scheduled payments on a ratable basis. A principal payment of $6.9 million is due on December 31, 2020 and principal payments of $13.9 million are due on December 31 of each subsequent year. All unpaid principal and interest is due on March 2, 2025.

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
Recurring Fair Value Measurements
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	Assets at Fair Value as of September 30, 2020
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$679,342	$—	$—	$679,342
Restricted cash (2)	1,295	—	—	1,295
Deferred compensation plan assets (3)	33,277	—	—	33,277
Total	$713,914	$—	$—	$713,914

	Assets at Fair Value as of December 31, 2019
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$358,818	$—	$—	$358,818
Restricted cash (2)	1,102	—	—	1,102
Deferred compensation plan assets (3)	30,295	—	—	30,295
Total	$390,215	$—	$—	$390,215
 ________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At September 30, 2020 and December 31, 2019, we had $294.0 million and $164.0 million, respectively, in money market funds.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 10 Income Taxes
The following table presents our income tax provision and our effective income tax rate for the three and nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Income tax provision	$73,936	$31,618	$62,179	$92,257
Effective income tax rate	54.7%	27.9%	53.9%	27.9%
Our income tax rate and income tax provision for both the three and nine months ended September 30, 2020 were impacted by the tax-effect of the $232.8 million of non-cash goodwill, identifiable intangible asset, and other long-lived asset impairment charges recorded during the second quarter, the majority of which is non-deductible for tax purposes. The difference between the U.S. statutory tax rate of 21% and our effective income tax rates for the three and nine months ended September 30, 2020 was primarily related to: (a) the impact of the non-deductible impairment charges previously referenced, (b) state and local income taxes, and (c) other permanent book to tax differences.
As of September 30, 2020 and December 31, 2019, we had no unrecognized income tax benefits.
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
NOTE 11 Common Stock
As of September 30, 2020 and December 31, 2019, there were 54,922,620 and 56,219,831 shares of our common stock outstanding, respectively.
During the three months ended September 30, 2020 and 2019, we issued 24,694 and 18,651 shares of common stock, respectively. During the nine months ended September 30, 2020 and 2019, we issued 186,544 and 164,112 shares of common stock, respectively. These shares were issued upon the occurrence of one of the following: (a) the satisfaction of required conditions under certain of our share-based compensation plans, (b) the purchase of common stock pursuant to our employee stock purchase plan, or (c) the exercise of stock options. We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.08 per share.
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.15 billion of our outstanding common stock. During the nine months ended September 30, 2020, we repurchased approximately 1.5 million shares of our common stock for approximately $99.0 million. During the second and third quarters of 2020, we did not repurchase any shares of our common stock. Since the inception of the repurchase program through September 30, 2020, we have repurchased approximately 17.4 million shares of our common stock for approximately $890.5 million. As of September 30, 2020, there remained authorization for us to repurchase approximately $259.5 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2020 Credit Agreement placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.

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
Components of Net Periodic Pension Cost
The components of net periodic pension cost (income) of the UK Plan for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Interest cost	$1,613	$1,925	$4,765	$5,968
Expected return on plan assets	(3,030)	(2,941)	(8,949)	(9,121)
Amortization of unrecognized loss	602	566	1,778	1,756
Net periodic pension cost (income)	$(815)	$(450)	$(2,406)	$(1,397)
The net periodic pension cost associated with the domestic plans was approximately $0.1 million for each of the three months ended September 30, 2020 and 2019 and $0.2 million for each of the nine months ended September 30, 2020 and 2019.
Employer Contributions
For the nine months ended September 30, 2020, our United Kingdom subsidiary contributed approximately $3.4 million to the UK Plan and anticipates contributing an additional $1.3 million during the remainder of 2020. Contributions to the domestic plans were approximately $0.1 million for the nine months ended September 30, 2020.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 Commitments and Contingencies - (Continued)
Restructuring expenses
The table below summarizes restructuring activity by reportable segment during the nine months ended September 30, 2020 and 2019 (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	Corporate administration	Total
Balance at December 31, 2018	$30	$—	$176	$1,424	$1,630
Charges	—	—	567	—	567
Payments	(30)	—	(708)	(723)	(1,461)
Balance at September 30, 2019	$—	$—	$35	$701	$736
Balance at December 31, 2019	$445	$—	$412	$701	$1,558
Charges	268	268	69	—	605
Payments	(189)	—	(481)	(355)	(1,025)
Balance at September 30, 2020	$524	$268	$—	$346	$1,138
As of September 30, 2020, the balance of restructuring obligations yet to be paid was approximately $1.1 million. Such remaining amounts will be paid pursuant to our contractual obligations through 2022.
NOTE 14 Additional Cash Flow Information
The following table presents additional cash flow information for the nine months ended September 30, 2020 and 2019 (in thousands):

	For the nine months ended September 30,
	2020	2019
Cash paid for:
Interest	$6,867	$9,891
Income taxes	$98,094	$94,514
Right-of-use assets obtained in exchange for new operating lease liabilities	$35,432	$57,400
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,295	$4,471
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
The following tables present financial information for each of our reportable segments for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the three months ended September 30,
	2020	2019
Revenues from unrelated entities:
United States electrical construction and facilities services	$508,863	$554,637
United States mechanical construction and facilities services	891,509	869,188
United States building services	551,555	532,122
United States industrial services	139,712	234,166
Total United States operations	2,091,639	2,190,113
United Kingdom building services	110,075	97,628
Total worldwide operations	$2,201,714	$2,287,741

Total revenues:
United States electrical construction and facilities services	$511,257	$556,088
United States mechanical construction and facilities services	896,551	877,571
United States building services	573,299	550,002
United States industrial services	143,644	247,258
Less intersegment revenues	(33,112)	(40,806)
Total United States operations	2,091,639	2,190,113
United Kingdom building services	110,075	97,628
Total worldwide operations	$2,201,714	$2,287,741

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 15 Segment Information - (Continued)

	For the nine months ended September 30,
	2020	2019
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,479,973	$1,652,109
United States mechanical construction and facilities services	2,516,062	2,444,683
United States building services	1,542,054	1,567,899
United States industrial services	661,909	788,271
Total United States operations	6,199,998	6,452,962
United Kingdom building services	315,569	317,709
Total worldwide operations	$6,515,567	$6,770,671

Total revenues:
United States electrical construction and facilities services	$1,484,414	$1,655,147
United States mechanical construction and facilities services	2,528,395	2,465,287
United States building services	1,599,226	1,622,509
United States industrial services	673,742	809,510
Less intersegment revenues	(85,779)	(99,491)
Total United States operations	6,199,998	6,452,962
United Kingdom building services	315,569	317,709
Total worldwide operations	$6,515,567	$6,770,671

	For the three months ended September 30,
	2020	2019
Operating income (loss):
United States electrical construction and facilities services	$47,059	$33,630
United States mechanical construction and facilities services	80,048	61,213
United States building services	38,205	35,051
United States industrial services	(9,794)	5,561
Total United States operations	155,518	135,455
United Kingdom building services	5,327	4,754
Corporate administration	(24,454)	(24,341)
Restructuring expenses	(536)	(119)
Total worldwide operations	135,855	115,749
Other corporate items:
Net periodic pension (cost) income	751	381
Interest expense, net	(1,484)	(2,678)
Income before income taxes	$135,122	$113,452

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 15 Segment Information - (Continued)

	For the nine months ended September 30,
	2020	2019
Operating income (loss):
United States electrical construction and facilities services	$123,146	$120,380
United States mechanical construction and facilities services	192,156	156,152
United States building services	85,421	90,535
United States industrial services	5,424	31,209
Total United States operations	406,147	398,276
United Kingdom building services	16,442	14,371
Corporate administration	(70,022)	(74,062)
Restructuring expenses	(605)	(567)
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	(232,750)	—
Total worldwide operations	119,212	338,018
Other corporate items:
Net periodic pension (cost) income	2,211	1,187
Interest expense, net	(6,082)	(8,732)
Income before income taxes	$115,341	$330,473

	September 30, 2020	December 31, 2019
Total assets:
United States electrical construction and facilities services	$762,516	$834,802
United States mechanical construction and facilities services	1,532,550	1,536,325
United States building services	1,068,399	996,664
United States industrial services	523,627	829,793
Total United States operations	3,887,092	4,197,584
United Kingdom building services	206,916	181,147
Corporate administration	735,977	451,627
Total worldwide operations	$4,829,985	$4,830,358

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Business Description
We are one of the largest electrical and mechanical construction and facilities services firms in the United States. In addition, we provide a number of building services and industrial services. Our services are provided to a broad range of commercial, industrial, utility and institutional customers through approximately 85 operating subsidiaries and joint venture entities. Our offices are located in the United States and the United Kingdom.
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
COVID-19 and Market Update
In December 2019, a novel strain of coronavirus (“COVID-19”) emerged and has spread around the world. On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic. In response, government authorities in the U.S. and U.K. imposed various social distancing, quarantine, and isolation measures on large portions of the population.
As a result of the pandemic, as well as the related containment and mitigation measures, we have experienced disruptions that have impacted our ability to execute on our remaining performance obligations in many of the markets in which we operate. Such impacts include, but are not limited to, access restrictions and temporary job site shutdowns, reduced labor efficiency resulting from the adherence to physical distancing and other enhanced safety protocols mandated at the majority of our worksite locations, and the deferral of maintenance and service projects by our customers. Although we have not experienced significant project cancellations, and we continue to actively quote new work for our customers, as evidenced by the 12% increase in our remaining performance obligations since December 31, 2019, we are experiencing delays in certain projects and a reduction in the number of call-out service and repair opportunities. Additionally, the demand for oil has significantly deteriorated as a result of the pandemic and the corresponding preventative measures taken around the world to mitigate the spread of the virus, including travel restrictions imposed by various local, state, and other governmental authorities. Further, other macroeconomic events, such as geopolitical tensions between the Organization of Petroleum Exporting Countries (“OPEC”) and Russia, have resulted in significant volatility in the price of crude oil. These factors have created significant uncertainty in the markets in which our United States industrial services segment operates. As a result, many customers have responded by reducing capital spending, implementing various cost cutting measures, and closing certain of their facilities. Such customer actions have resulted in a significant decrease in the demand for our service offerings within such segment.
While we continued to experience stabilization during the third quarter of 2020 within our United States construction segments and our United States and United Kingdom building services segments as many shelter-in-place orders were lifted, various other containment and mitigation measures were eased, and our teams and customers further adapted to this new work environment, this positive trend may not continue. The extent to which the COVID-19 pandemic will impact our business and results of operations in future periods remains highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to quarantine; whether there is a significant resumption of shelter-in-place orders; the near-term impact of the pandemic on broader economic activity, including on construction projects and the oil and gas and related industrial markets; our customers’ demand for our services; our ability to effectively operate in this environment; the ability of our customers to pay us for services rendered; and any prolonged delays or shutdowns of active projects or closures of our and our customers’ offices and facilities. To date, we have been able to source the supplies and materials needed to operate our business with minimal disruptions. However, the impact of the COVID-19 pandemic on our vendors continues to evolve and may make it difficult to obtain such materials in future periods. While we believe our remaining performance obligations are firm, customers may also slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events could have a material adverse effect on our business, financial condition, and/or results of operations.
Overview
The following table presents selected financial data for the three months ended September 30, 2020 and 2019 (in thousands, except percentages and per share data):

	For the three months ended September 30,
	2020	2019
Revenues	$2,201,714	$2,287,741
Revenues (decrease) increase from prior year	(3.8)%	11.8%
Gross profit	$363,184	$335,987
Gross profit as a percentage of revenues	16.5%	14.7%
Operating income	$135,855	$115,749
Operating income as a percentage of revenues	6.2%	5.1%
Net income	$61,186	$81,834
Diluted earnings per common share	$1.11	$1.45
Revenues for the third quarter of 2020 were $2.20 billion, a decrease of $86.0 million, or 3.8%, compared to revenues of $2.29 billion for the third quarter of 2019. As discussed in further detail below, such decrease in revenues was primarily attributable to revenue declines within our United States industrial services segment and our United States electrical construction and facilities services segment, largely as a result of a decrease in demand for our service offerings within the oil and gas and related industrial markets given the aforementioned negative macroeconomic conditions impacting these markets. These revenue declines were partially offset by revenue growth within our United States mechanical construction and facilities services segment and our United States building services segment, inclusive of the impact of businesses acquired, as discussed below, as well as an increase in revenues of our United Kingdom building services segment.
Operating income for the three months ended September 30, 2020 increased by $20.1 million to $135.9 million compared to operating income of $115.7 million for the three months ended September 30, 2019. Despite the decline in revenues during the third quarter of 2020, our results set new company records in terms of quarterly operating income. In addition, operating margin of 6.2%, which represents a 110 basis point improvement over operating margin of 5.1% in the prior year period, set a new company record for a third quarter. This improved year-over-year operating performance was primarily driven by an increase in gross profit and gross profit margin within our United States construction segments. These improvements were partially offset by a significant reduction in operating income of our United States industrial services segment as a result of the previously referenced market conditions within the oil and gas and related industrial markets.
Net income of $61.2 million, or $1.11 per diluted share, for the quarter ended September 30, 2020 compares unfavorably to net income of $81.8 million, or $1.45 per diluted share, for the quarter ended September 30, 2019. The decline in both net income and diluted earnings per common share are a result of the tax effects of the $232.8 million non-cash goodwill, identifiable intangible asset, and other long-lived asset impairment charges recorded during the second quarter of 2020, the majority of which is non-deductible for tax purposes.
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

We acquired two companies during the first nine months of 2020. One company provides building automation and controls solutions within the Northeastern region of the United States, and the other company is a full service provider of mechanical services within the Washington, D.C. metro area. The results of operations for both companies have been included within our United States building services segment.
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
Companies acquired in 2020 and 2019 generated incremental revenues of $81.4 million and incremental operating income of $5.5 million, inclusive of $4.9 million of amortization expense associated with identifiable intangible assets, for the three months ended September 30, 2020.
Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended September 30,
	2020	% of Total	2019	% of Total
Revenues:
United States electrical construction and facilities services	$508,863	23%	$554,637	24%
United States mechanical construction and facilities services	891,509	41%	869,188	38%
United States building services	551,555	25%	532,122	23%
United States industrial services	139,712	6%	234,166	10%
Total United States operations	2,091,639	95%	2,190,113	96%
United Kingdom building services	110,075	5%	97,628	4%
Total worldwide operations	$2,201,714	100%	$2,287,741	100%

	For the nine months ended September 30,
	2020	% of Total	2019	% of Total
Revenues:
United States electrical construction and facilities services	$1,479,973	23%	$1,652,109	24%
United States mechanical construction and facilities services	2,516,062	38%	2,444,683	36%
United States building services	1,542,054	24%	1,567,899	23%
United States industrial services	661,909	10%	788,271	12%
Total United States operations	6,199,998	95%	6,452,962	95%
United Kingdom building services	315,569	5%	317,709	5%
Total worldwide operations	$6,515,567	100%	$6,770,671	100%

As described below in more detail, our revenues for the three months ended September 30, 2020 decreased to $2.20 billion compared to $2.29 billion for the three months ended September 30, 2019, and our revenues for the nine months ended September 30, 2020 decreased to $6.52 billion compared to $6.77 billion for the nine months ended September 30, 2019. The decrease in revenues for the three month period was attributable to decreased revenues from our United States industrial services segment and our United States electrical construction and facilities services segment. The decrease in revenues for the nine month period was attributable to decreased revenues from all of our reportable segments, except for our United States mechanical construction and facilities services segment. Companies acquired in 2020 and 2019, which are reported in our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, and our United States building services segment, generated incremental revenues of $81.4 million and $214.1 million for the three and nine months ended September 30, 2020, respectively.
Revenues of our United States electrical construction and facilities services segment were $508.9 million and $1,480.0 million for the three and nine months ended September 30, 2020, respectively, compared to revenues of $554.6 million and $1,652.1 million for the three and nine months ended September 30, 2019, respectively. The decrease in revenues for both the three and nine months ended September 30, 2020 was predominantly attributable to: (a) a reduction in industrial project activities within the manufacturing market sector due to adverse market conditions within the oil and gas industry, as previously referenced, (b) a decline in revenues from construction projects within the commercial and healthcare market sectors, as a result of the completion or substantial completion of certain projects, and (c) the effects of the COVID-19 pandemic on our operations, which resulted in: (i) a decrease in the number of short duration projects and (ii) project delays or access restrictions resulting from the various containment and mitigation measures mandated by certain of our customers and/or governmental authorities. The decrease in revenues for the nine months ended September 30, 2020 was also due to reduced project activity within the water and wastewater and transportation market sectors. These decreases were partially offset by increased revenues from construction projects within the institutional and hospitality market sectors during both the three and nine months ended September 30, 2020 and the transportation market sector during the three months ended September 30, 2020. The results for the nine months ended September 30, 2020 included $25.4 million of incremental revenues generated by a company acquired in 2019.
Our United States mechanical construction and facilities services segment revenues for the three months ended September 30, 2020 were $891.5 million, a $22.3 million increase compared to revenues of $869.2 million for the three months ended September 30, 2019. Revenues of this segment for the nine months ended September 30, 2020 were $2,516.1 million, a $71.4 million increase compared to revenues of $2,444.7 million for the nine months ended September 30, 2019. For the three and nine months ended September 30, 2020, the results of this segment included $61.1 million and $164.6 million, respectively, of incremental revenues generated by companies acquired in 2019. Excluding the impact of acquisitions, revenues of this segment decreased by $38.8 million and $93.2 million for the three and nine month periods, respectively, primarily as a result of a decline in revenues from: (a) the manufacturing market sector, inclusive of certain large food processing construction projects, (b) several telecommunications and technology projects within the commercial market sector, and (c) the healthcare market sector, due to the completion or substantial completion of certain projects. Similar to our United States electrical construction and facilities services segment, revenues of this segment for the three and nine months ended September 30, 2020 were negatively impacted by the effects of the COVID-19 pandemic, which resulted in project delays and temporary job site shutdowns, as well as a decrease in the number of short duration projects. The revenue reductions for both periods were partially offset by increased revenues from the majority of the remaining market sectors in which we operate.
For the three months ended September 30, 2020, revenues of our United States building services segment were $551.6 million compared to revenues of $532.1 million for the three months ended September 30, 2019. The increase in revenues for such period was a result of $20.3 million of incremental revenues generated by businesses acquired in 2020. Excluding such incremental revenues, this segment’s revenues declined marginally during the quarter. Revenue reductions within our mobile mechanical services operations were largely offset by revenue growth within our commercial site-based services and government services operations. Revenues of this segment for the nine months ended September 30, 2020 were $1,542.1 million compared to revenues of $1,567.9 million for the nine months ended September 30, 2019. Excluding acquisition revenues of $24.1 million, this segment’s revenues decreased by approximately $50.0 million during the nine months ended September 30, 2020. Such reduction in revenues was primarily attributable to: (a) decreased project and controls activities within our mobile mechanical services operations, largely as a result of the impact of the COVID-19 pandemic, which resulted in fewer project opportunities given the temporary closure of certain customer facilities, (b) decreased large project activity within our energy services operations, primarily as a result of the completion of certain projects which were active in the prior year, and (c) the loss of certain contracts not renewed pursuant to rebid, which resulted in a reduction to both base maintenance and indefinite-delivery, indefinite-quantity project revenues within our government services business. These revenue declines were partially offset by increased customer demand for certain services aimed at improving the indoor air quality within their facilities.

Revenues of our United States industrial services segment for the three months ended September 30, 2020 were $139.7 million, a $94.5 million decrease compared to revenues of $234.2 million for the three months ended September 30, 2019. Revenues for the nine months ended September 30, 2020 were $661.9 million, a $126.4 million decrease compared to revenues of $788.3 million for the nine months ended September 30, 2019. Revenues of this segment for both the three and nine month periods were negatively impacted by adverse market conditions including unprecedented volatility in the price of crude oil, initially as a result of a decline in demand caused by the COVID-19 pandemic and further driven by the dislocation between supply and demand resulting from a breakup in dialogue between OPEC and Russia over a proposed curtailment in the production of oil. Such macroeconomic conditions led to a decrease in demand for our services, which resulted in: (a) a decrease in maintenance and capital project activity within our field services operations and (b) a reduction in new build heat exchanger sales and a decrease in maintenance, repair, and hydro blast cleaning services within our shop services operations. In addition, revenues for the quarter ended September 30, 2020 were negatively impacted by project stoppages resulting from hurricanes, including certain named storms, within the Gulf Coast region.
Our United Kingdom building services segment revenues were $110.1 million for the three months ended September 30, 2020 compared to revenues of $97.6 million for the three months ended September 30, 2019. The increase in revenues within this segment for such period was primarily attributable to: (a) an increase in revenues from new maintenance contract awards within the commercial market sector, and (b) increased project activity with existing customers, primarily within the water and wastewater market sector. In addition, this segment’s revenues for the quarter ended September 30, 2020 were positively impacted by $5.0 million related to the effect of favorable exchange rates for the British pound versus the United States dollar. For the nine months ended September 30, 2020, revenues of this segment were $315.6 million compared to revenues of $317.7 million for the nine months ended September 30, 2019. The slight decrease in revenues within this segment for the nine month period was despite reduced opportunities for project work brought upon by the temporary closure of certain customer facilities and the temporary suspension of capital spending as a result of the COVID-19 pandemic in the first half of 2020. Unfavorable exchange rates for the British pound versus the United States dollar negatively impacted this segment’s revenues for the nine months ended September 30, 2020 by $0.6 million.
Cost of sales and Gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Cost of sales	$1,838,530	$1,951,754	$5,504,036	$5,779,550
Gross profit	$363,184	$335,987	$1,011,531	$991,121
Gross profit, as a percentage of revenues	16.5%	14.7%	15.5%	14.6%
Our gross profit increased by $27.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Gross profit increased by $20.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Our gross profit margin was 16.5% and 15.5% for the three and nine months ended September 30, 2020, respectively, compared to gross profit margin of 14.7% and 14.6% for the three and nine months ended September 30, 2019, respectively. The increase in gross profit for the three month period was a result of an increase in gross profit from all of our reportable segments, except for our United States industrial segment, which continues to be impacted by negative macroeconomic conditions and prolonged uncertainty in the markets in which it operates. The increase in gross profit for the nine month period was a result of an increase in gross profit from our United States mechanical construction and facilities services segment and our United Kingdom building services segment. The increase in gross profit margin for both periods was primarily attributable to improved operating performance within both of our United States construction segments, as described in further detail below.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Selling, general and administrative expenses	$226,793	$220,119	$658,964	$652,536
Selling, general and administrative expenses, as a percentage of revenues	10.3%	9.6%	10.1%	9.6%

Our selling, general and administrative expenses for the three months ended September 30, 2020 were $226.8 million compared to selling, general and administrative expenses of $220.1 million for the three months ended September 30, 2019. Selling, general and administrative expenses for the nine months ended September 30, 2020 were $659.0 million compared to selling general and administrative expenses of $652.5 million for the nine months ended September 30, 2019. For the three and nine months ended September 30, 2020, selling, general and administrative expenses included $8.9 million and $25.2 million, respectively, of incremental expenses directly related to companies acquired in 2020 and 2019, including amortization expense attributable to identifiable intangible assets of $2.8 million and $8.2 million, respectively. Excluding incremental expenses from businesses acquired, our selling, general and administrative expenses decreased by $2.2 million and $18.7 million for the three and nine month periods, respectively, primarily as a result of certain cost reductions resulting from, or actions taken in response to, the COVID-19 pandemic, including: (a) a reduction in certain discretionary spending, such as travel and entertainment costs, (b) a decrease in salaries expense due to: (i) a reduction in headcount, resulting from lower revenues than in the same prior year period, and (ii) certain short-term cost cutting measures, including temporary furloughs and salary reductions, and (c) a decrease in employee benefit costs, partially due to a decline in medical claims. While our incentive compensation expense for the nine months ended September 30, 2020 remains relatively consistent with that of the nine months ended September 30, 2019, we did experience an increase in incentive compensation expense for the three months ended September 30, 2020, primarily within both of our United States construction segments, as a result of the improved operating performance during the period and our revised expectations for annual operating results.
Selling, general and administrative expenses as a percentage of revenues were 10.3% and 9.6% for the three months ended September 30, 2020 and 2019, respectively, compared to 10.1% and 9.6% for the nine months ended September 30, 2020 and 2019, respectively. The increase in SG&A margin for both the three and nine month periods was a result of a reduction in revenues without a commensurate decrease in certain of our overhead costs, including certain fixed costs within our United States industrial services segment, despite the significant revenue decline within such segment.
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets
During the second quarter of 2020, we identified certain indicators of impairment resulting from the aforementioned uncertainties caused by the COVID-19 pandemic and the significant volatility in the price of crude oil. These uncertainties have resulted in lower forecasted revenue and operating margin expectations for those of our businesses that are highly dependent on the strength of the oil and gas and related industrial markets, resulting in the recognition of a $232.8 million impairment charge in the prior quarter. Of this amount, $230.3 million related to our United States industrial services segment and was comprised of: (a) $225.5 million related to goodwill, (b) $4.2 million associated with a subsidiary trade name, and (c) $0.6 million related to certain long-lived assets. The remaining $2.5 million represented a subsidiary trade name impairment within our United States electrical construction and facilities services segment. No impairment was recognized during the three months ended September 30, 2020.
Operating income (loss)
The following tables present our operating income (loss) and operating margin (operating income (loss) as a percentage of segment revenues) from unrelated entities (in thousands, except for percentages):

	For the three months ended September 30,
	2020	% of Segment Revenues	2019	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$47,059	9.2%	$33,630	6.1%
United States mechanical construction and facilities services	80,048	9.0%	61,213	7.0%
United States building services	38,205	6.9%	35,051	6.6%
United States industrial services	(9,794)	(7.0)%	5,561	2.4%
Total United States operations	155,518	7.4%	135,455	6.2%
United Kingdom building services	5,327	4.8%	4,754	4.9%
Corporate administration	(24,454)	—	(24,341)	—
Restructuring expenses	(536)	—	(119)	—
Total worldwide operations	135,855	6.2%	115,749	5.1%
Other corporate items:
Net periodic pension (cost) income	751		381
Interest expense, net	(1,484)		(2,678)
Income before income taxes	$135,122		$113,452

	For the nine months ended September 30,
	2020	% of Segment Revenues	2019	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$123,146	8.3%	$120,380	7.3%
United States mechanical construction and facilities services	192,156	7.6%	156,152	6.4%
United States building services	85,421	5.5%	90,535	5.8%
United States industrial services	5,424	0.8%	31,209	4.0%
Total United States operations	406,147	6.6%	398,276	6.2%
United Kingdom building services	16,442	5.2%	14,371	4.5%
Corporate administration	(70,022)	—	(74,062)	—
Restructuring expenses	(605)	—	(567)	—
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	(232,750)	—	—	—
Total worldwide operations	119,212	1.8%	338,018	5.0%
Other corporate items:
Net periodic pension (cost) income	2,211		1,187
Interest expense, net	(6,082)		(8,732)
Income before income taxes	$115,341		$330,473
As described below in more detail, operating income was $135.9 million, or 6.2% of revenues, for the three months ended September 30, 2020, compared to operating income of $115.7 million, or 5.1% of revenues, for the three months ended September 30, 2019. Operating income for the nine months ended September 30, 2020 was $119.2 million, or 1.8% of revenues, compared to $338.0 million, or 5.0% of revenues, for the nine months ended September 30, 2019. The increase in operating income and operating margin for the three month period was predominately a result of improved gross profit and gross profit margin within both of our United States construction segments. For the nine months ended September 30, 2020, our operating results included $232.8 million of non-cash impairment charges recorded during the second quarter, which negatively impacted the Company’s operating margin by approximately 360 basis points for the year-to-date period. Excluding the impact of such impairments, operating income and operating margin for the nine months ended September 30, 2020 increased by $13.9 million and 40 basis points. Companies acquired in 2020 and 2019, which are reported in our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, and our United States building services segment, generated incremental operating income of $5.5 million and $10.7 million, inclusive of $4.9 million and $13.0 million of amortization expense associated with identifiable intangible assets, for the three and nine months ended September 30, 2020, respectively.
Operating income of our United States electrical construction and facilities services segment for the three months ended September 30, 2020 was $47.1 million, or 9.2% of revenues, compared to operating income of $33.6 million, or 6.1% of revenues, for the three months ended September 30, 2019. Operating income of this segment for the nine months ended September 30, 2020 was $123.1 million, or 8.3% of revenues, compared to operating income of $120.4 million, or 7.3% of revenues, for the nine months ended September 30, 2019. A company acquired in 2019 contributed incremental operating income of $1.6 million, inclusive of $0.1 million of amortization expense associated with identifiable intangible assets, during the nine months ended September 30, 2020. The increase in operating income and operating margin for both 2020 periods was due to an increase in gross profit from construction projects, despite the impact of the COVID-19 pandemic on our operations. For the three and nine months ended September 30, 2020, this segment experienced an increase in gross profit from project activities within: (a) the commercial market sector, largely driven by several telecommunication construction projects, (b) the transportation and institutional market sectors, partially as a result of favorable settlement of final contract value on certain projects, which resulted in incremental gross profit of $4.4 million and $6.1 million, and favorably impacted this segment’s operating margin by 0.7% and 0.4%, for the three and nine month periods, respectively, and (c) the manufacturing market sector, inclusive of increased gross profit from various project activities within the Western region of the United States. For the nine months ended September 30, 2020, the increase in operating income of this segment was additionally a result of a decrease in selling, general and administrative expenses given a reduction in salaries expense as well as certain employee benefit costs. For both the three and nine months ended September 30, 2020, the gross profit margin improvements referenced above were partially offset by an increase in the ratio of selling, general, and administrative expenses to revenues, as a result of the revenue declines experienced by this segment during the current year.

Our United States mechanical construction and facilities services segment’s operating income for the three and nine months ended September 30, 2020 was $80.0 million and $192.2 million, respectively, compared to operating income of $61.2 million and $156.2 million for the three and nine months ended September 30, 2019, respectively. Companies acquired in 2019 contributed incremental operating income of $4.0 million and $7.6 million, inclusive of $3.7 million and $11.5 million of amortization expense associated with identifiable intangible assets, for the three and nine months ended September 30, 2020, respectively. Excluding the impact of businesses acquired, operating income of this segment increased by approximately $14.8 million and $28.4 million for the three and nine month periods, respectively. Despite the disruption caused by the COVID-19 pandemic during the current year, our United States mechanical construction and facilities services segment experienced an increase in gross profit from construction projects within the majority of the market sectors in which we operate. Operating margin within this segment was 9.0% and 7.6% for the three and nine months ended September 30, 2020, respectively, compared to operating margin of 7.0% and 6.4% for the three and nine months ended September 30, 2019, respectively. The increase in operating margin for both periods was attributable to an increase in gross profit margin, primarily driven by a favorable mix of work within: (a) the manufacturing market sector, driven by certain large food processing construction projects, and (b) the commercial market sector, inclusive of a number of technology projects, which reached substantial completion during the quarter. The increases in gross profit and gross profit margin were partially offset by an increase in selling, general and administrative expenses, as well as the ratio of selling, general and administrative expenses to revenues, largely as a result of an increase in incentive compensation expense due to the improved year-over-year operating performance and an increase in amortization expense associated with identifiable intangible assets resulting from companies acquired in 2019.
Operating income of our United States building services segment for the three months ended September 30, 2020 was $38.2 million compared to operating income for the three months ended September 30, 2019 of $35.1 million, and operating income for the nine months ended September 30, 2020 was $85.4 million compared to operating income of $90.5 million for the nine months ended September 30, 2019. Companies acquired in 2020 contributed incremental operating income of $1.5 million for both the three and nine months ended September 30, 2020, inclusive of $1.2 million and $1.5 million of amortization expense associated with identifiable intangible assets, for the three and nine month periods, respectively. Excluding the impact of businesses acquired, operating income for the three months ended September 30, 2020 increased marginally compared to the prior year, primarily as a result of increased gross profit on new maintenance contract awards within this segment’s commercial site-based services division. The decrease in operating income for the nine months ended September 30, 2020 was primarily due to: (a) our energy services operations, as a result of a decline in gross profit given a reduction in large project activity, (b) our mobile mechanical services operations due to a decrease in gross profit from project and controls activities, largely as a result of the temporary closure of certain customer facilities impacted by the COVID-19 pandemic, (c) a reduction in gross profit within our commercial site-based services operations resulting from a decrease in snow removal activities during the first three months of this year, and (d) the loss of certain contracts not renewed pursuant to rebid, which resulted in a reduction in gross profit from both base maintenance and indefinite-delivery, indefinite-quantity projects within our government services business. These reductions in gross profit were partially offset by an overall decrease in selling, general and administrative expenses due to certain cost reduction measures enacted during the year. Operating margin of this segment for the three and nine months ended September 30, 2020 was 6.9% and 5.5%, respectively, compared to operating margin for the three and nine months ended September 30, 2019 of 6.6% and 5.8%, respectively. The increase in operating margin for the three months ended September 30, 2020 was a result of a decrease in the ratio of selling, general and administrative expenses to revenues, partially offset by a reduction in gross profit margin driven by an unfavorable mix of work within our government site-based services division. The decrease in operating margin for the nine months ended September 30, 2020 was attributable to a decrease in gross profit margin primarily within our energy services operations due to the reduction in large project activity previously referenced.
Our United States industrial services segment reported an operating loss of $9.8 million for the three months ended September 30, 2020, representing a decrease of approximately $15.4 million compared to operating income of $5.6 million for the three months ended September 30, 2019. Operating income for the nine months ended September 30, 2020 decreased by approximately $25.8 million to $5.4 million compared to operating income of $31.2 million for the nine months ended September 30, 2019. As previously referenced, this segment’s results for both 2020 periods were severely impacted by adverse macroeconomic factors impacting the oil and gas industry. As a result of such conditions, this segment experienced a reduction in gross profit from both our field services and shop services operations due to: (a) a decrease in demand for our service offerings, (b) the deferral or cancellation of previously scheduled projects with certain customers, and (c) an unfavorable mix of work, which included a greater number of projects with lower than typical gross profit margins. In addition, for the three months ended September 30, 2020, the results of this segment were negatively impacted by project stoppages resulting from hurricanes, including certain named storms, within the Gulf Coast region. The aforementioned decreases in gross profit were partially offset by a reduction in selling, general and administrative expenses during both the three and nine month periods, including: (a) incentive compensation and salaries expense, (b) employee benefit costs, and (c) certain discretionary spending, such as travel and entertainment costs. Operating margin of this segment for the three and nine months ended September 30,

2020 was (7.0)% and 0.8%, respectively, compared to operating margin of 2.4% and 4.0% for the three and nine months ended September 30, 2019, respectively. The decrease in operating margin for both periods was attributable to a decrease in gross profit margin resulting from the above noted factors, as well as an increase in the ratio of selling, general and administrative expenses to revenues due to a decrease in revenue without a commensurate decrease in certain of this segment’s fixed overhead costs.
Our United Kingdom building services segment operating income was $5.3 million for the three months ended September 30, 2020 compared to operating income of $4.8 million for the three months ended September 30, 2019. Operating income was $16.4 million for the nine months ended September 30, 2020 compared to operating income of $14.4 million for the nine months ended September 30, 2019. The increase in operating income for both periods was primarily a result of incremental gross profit from new maintenance contract awards. The exchange rate movements for the British pound versus the United States dollar did not have a significant impact on this segment’s operating income for either the three or nine month periods ended September 30, 2020. Operating margin of 4.8% for the three months ended September 30, 2020 was relatively consistent with operating margin of 4.9% for the three months ended September 30, 2019. For the nine months ended September 30, 2020, this segment’s operating margin of 5.2% compares favorably to operating margin of 4.5% for the nine months ended September 30, 2019. The increase in operating margin for such period was attributable to an increase in gross profit margin, primarily as a result of a more favorable mix of work, and a decrease in the ratio of selling, general and administrative expenses to revenues.
Our corporate administration operating loss for the three and nine months ended September 30, 2020 was $24.5 million and $70.0 million, respectively, compared to $24.3 million and $74.1 million for the three and nine months ended September 30, 2019, respectively. The decrease in corporate administration expenses for the nine month period was primarily due to: (a) a decrease in incentive compensation expense, (b) a decrease in salaries expense due to certain short-term cost cutting measures, including temporary furloughs and salary reductions, and (c) a reduction in professional fees.
Other items
Net interest expense for the three months ended September 30, 2020 and 2019 was $1.5 million and $2.7 million, respectively. Net interest expense for the nine months ended September 30, 2020 and 2019 was $6.1 million and $8.7 million, respectively. The decrease in net interest expense for both the three and nine month periods resulted from lower interest rates, partially offset by higher average outstanding borrowings.
For the three and nine months ended September 30, 2020, our income tax provision was $73.9 million and $62.2 million, respectively, compared to $31.6 million and $92.3 million for the three and nine months ended September 30, 2019, respectively. Our effective income tax rate for the three and nine months ended September 30, 2020 was 54.7% and 53.9% respectively, compared to an effective income tax rate for both the three and nine months ended September 30, 2019 of 27.9%. Our income tax rate and income tax provision for the three and nine months ended September 30, 2020 were impacted by the tax-effect of the $232.8 million of non-cash goodwill, identifiable intangible asset, and other long-lived asset impairment charges recorded during the second quarter, the majority of which is non-deductible for tax purposes.
Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	September 30, 2020	% of Total	December 31, 2019	% of Total	September 30, 2019	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,062,150	23%	$1,036,216	26%	$1,095,254	27%
United States mechanical construction and facilities services	2,633,017	58%	2,229,090	55%	2,190,556	54%
United States building services	625,756	14%	542,269	13%	544,913	14%
United States industrial services	75,662	2%	104,613	3%	83,478	2%
Total United States operations	4,396,585	97%	3,912,188	97%	3,914,201	97%
United Kingdom building services	133,566	3%	124,176	3%	120,887	3%
Total worldwide operations	$4,530,151	100%	$4,036,364	100%	$4,035,088	100%

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
Our remaining performance obligations at September 30, 2020 were $4.53 billion compared to $4.04 billion at both December 31, 2019 and September 30, 2019. The increase in remaining performance obligations at September 30, 2020 compared to December 31, 2019 was attributable to an increase in remaining performance obligations within all of our reportable segments, except for our United States industrial services segment.
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
Our short-term liquidity requirements primarily arise from: (a) working capital requirements, (b) business acquisitions, (c) cash dividend payments, (d) interest and principal payments related to our outstanding indebtedness, and (e) income tax payments. We can expect to meet those requirements through our cash and cash equivalent balances, cash generated from our operations, and the borrowing capacity available under our revolving credit facility. However, negative macroeconomic trends, including the impact of COVID-19, could have an adverse effect on future liquidity if we experience delays in the payment of outstanding receivables beyond normal payment terms or an increase in credit losses. In addition, during economic downturns, there have typically been fewer small discretionary projects from the private sector and our competitors have aggressively bid larger long-term infrastructure and public sector contracts. Short-term liquidity is also impacted by: (a) the type and length of construction contracts in place as performance of long duration contracts typically requires greater amounts of working capital, (b) the level of turnaround activities within our United States industrial services segment as such projects are billed in arrears pursuant to contractual terms that are standard within the industry, and (c) the billing terms of our maintenance contracts, including those within our United States and United Kingdom building services segments. While we strive to negotiate favorable billing terms which allow us to invoice in advance of costs incurred on certain of our contracts, there can be no assurance that such terms will be agreed to by our customers.

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
Despite the economic uncertainty described above, we believe that our current cash and cash equivalents and the borrowing capacity available under our revolving credit facility or other forms of financing available to us through borrowings, combined with cash expected to be generated from our operations, will be sufficient to provide short-term and foreseeable long-term liquidity.
Cash Flows
The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the nine months ended September 30,
	2020	2019
Net cash provided by operating activities	$546,834	$176,921
Net cash used in investing activities	$(77,219)	$(114,957)
Net cash used in financing activities	$(147,594)	$(56,324)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(1,304)	$(2,047)
Our consolidated cash balance, including cash equivalents and restricted cash, increased by approximately $320.7 million from $359.9 million at December 31, 2019 to $680.6 million at September 30, 2020. Net cash provided by operating activities for the nine months ended September 30, 2020 was $546.8 million compared to $176.9 million of cash provided by operating activities for the nine months ended September 30, 2019. The increase in cash provided by operating activities was primarily attributable to: (a) a decline in organic revenues during the period, primarily within our United States industrial services segment, which resulted in a net reduction in outstanding accounts receivables, (b) the timing of invoicing to our customers, including advanced billings on our long-term construction contracts, and (c) a $67.3 million reduction in the payment of certain payroll taxes given the enactment of the Coronavirus Aid, Relief, and Economic Security Act, which provides that employers may defer payment of the employer’s portion of Social Security taxes. Net cash used in investing activities for the nine months ended September 30, 2020 decreased by approximately $37.7 million compared to the nine months ended September 30, 2019 due to a decrease in payments for business acquisitions. Net cash used in financing activities for the nine months ended September 30, 2020 was $147.6 million compared to net cash used in financing activities for the nine months ended September 30, 2019 of $56.3 million. The increase in net cash used in financing activities was primarily due to a $99.0 million increase in funds used for the repurchase of our common stock.
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
At the Company’s election, borrowings under the 2020 Credit Agreement bear interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.15% at September 30, 2020) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2020), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at September 30, 2020 was 1.15%. A commitment fee is payable on the average daily unused amount of the 2020 Revolving Credit Facility, which ranges from 0.10% to 0.25%, based on certain financial tests. The fee was 0.10% of the unused amount as of September 30, 2020. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests.

As of September 30, 2020 and December 31, 2019, the balance of the 2020 Term Loan and the 2016 Term Loan was $277.5 million and $254.4 million, respectively. As of September 30, 2020, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, we had $78.8 million of letters of credit outstanding, which reduce the available capacity under such facility. As of December 31, 2019, we had $50.0 million in direct borrowings outstanding and $109.0 million of letters of credit outstanding under the 2016 Revolving Credit Facility. We capitalized an additional $3.1 million of debt issuance costs associated with the 2020 Credit Agreement. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense.
Obligations under the 2020 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2020 Credit Agreement contains various covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of September 30, 2020 with respect to the 2020 Credit Agreement and, as of December 31, 2019, with respect to the 2016 Credit Agreement.
We are required to make annual principal payments on the 2020 Term Loan. On September 30, 2020, we made a voluntary prepayment of $22.5 million, which was applied against our scheduled payments on a ratable basis. A principal payment of $6.9 million is due on December 31, 2020 and principal payments of $13.9 million are due on December 31 of each subsequent year. All unpaid principal and interest is due on March 2, 2025.
Share Repurchase Program and Dividends
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.15 billion of our outstanding common stock. During the nine months ended September 30, 2020, we repurchased approximately 1.5 million shares of our common stock for approximately $99.0 million. During the second and third quarters of 2020, we did not repurchase any shares of our common stock. Since the inception of the repurchase program through September 30, 2020, we have repurchased approximately 17.4 million shares of our common stock for approximately $890.5 million. As of September 30, 2020, there remained authorization for us to repurchase approximately $259.5 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2020 Credit Agreement placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
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
Off-Balance Sheet Arrangements and Other Commitments
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. Surety Bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. Public sector contracts require Surety Bonds more frequently than private sector contracts and, accordingly, our bonding requirements typically increase as the amount of our public sector work increases. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. As of September 30, 2020, based on the percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.3 billion, which represents approximately 28% of our total remaining performance obligations. We are not aware of any losses in connection with Surety Bonds, which have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.
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
Contractual Obligations
The following is a summary of material contractual obligations and other commercial commitments (in millions):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Term loan (including interest at 1.15%) (1)	$290.4	$10.1	$33.7	$246.6	$—
Finance leases	9.3	4.0	4.1	1.1	0.1
Operating leases	286.3	61.2	91.1	57.6	76.4
Open purchase obligations (2)	1,385.4	1,103.1	234.8	47.5	—
Other long-term obligations, including current portion (3)	451.7	74.4	367.7	9.6	—
Total Contractual Obligations	$2,423.1	$1,252.8	$731.4	$362.4	$76.5

		Amount of Commitment Expiration by Period
Other Commercial Commitments	Total Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Letters of credit	$78.8	$78.8	$—	$—	$—
 _________
(1)As of September 30, 2020, the amount outstanding under the 2020 Term Loan was $277.5 million. There were no direct borrowings outstanding under the 2020 Revolving Credit Facility.
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
Certain Insurance Matters
As of September 30, 2020 and December 31, 2019, we utilized approximately $78.7 million of letters of credit obtained under our 2020 Revolving Credit Facility and $108.9 million of letters of credit obtained under our 2016 Revolving Credit Facility, respectively, as collateral for our insurance obligations.

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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the three and nine months ended September 30, 2020 and 2019, there were no changes in total estimated costs that had a significant impact on our operating results. In addition, there were no significant losses recognized during the three and nine months ended September 30, 2020 and 2019.
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
Accounts Receivable
Accounts receivable are recognized in the period we deliver goods or provide services to our customers or when our right to consideration is unconditional. We evaluate the collectibility of specific accounts receivable when we believe a customer, or group of customers, may not be able to meet their financial obligations due to deterioration in financial condition or credit rating. In addition, a considerable amount of judgment is required in assessing the likelihood of realization of receivables. Relevant factors include our prior collection history with our customers, the related aging of past due balances, projections of credit losses based on historical trends in credit quality indicators or past events, and forecasts of future economic conditions. Management reviews the credit quality of its receivables by, among other things, obtaining credit ratings of significant customers, assessing economic and market conditions, and evaluating material changes to a customer’s business, cash flows, and financial condition. At September 30, 2020 and December 31, 2019, our accounts receivable of $1,942.3 million and $2,030.8 million, respectively, were recorded net of allowances for credit losses of $19.3 million and $14.5 million, respectively. Due to the economic disruption caused by COVID-19, our allowance for credit losses increased based on our evaluation of: (a) specific outstanding balances and (b) forecasts of future economic conditions and the expected impact on customer collections. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our allowances for credit losses.

Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on the Consolidated Balance Sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims increased by $4.6 million at September 30, 2020 compared to December 31, 2019, partially as a result of greater potential exposures, including the impact of acquired companies. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims were to increase by 10%, it would have resulted in $17.4 million of additional expense for the nine months ended September 30, 2020.
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
At September 30, 2020 and December 31, 2019, we had net deferred income tax liabilities of $43.4 million and $71.7 million, respectively, primarily resulting from differences between the carrying value and income tax bases of certain identifiable intangible assets, goodwill, and depreciable fixed assets. Included within these net deferred income tax liabilities are $192.7 million and $176.2 million of deferred income tax assets as of September 30, 2020 and December 31, 2019, respectively. The total valuation allowance on deferred income tax assets, primarily related to state net operating loss carryforwards, was approximately $3.5 million as of both September 30, 2020 and December 31, 2019. Based on our taxable income, which has generally exceeded the amount of our net deferred tax asset balance, as well as current projections of future taxable income, we have determined that it is more likely than not that our net deferred income tax assets will be realized. However, revisions to our forecasts or declining macroeconomic conditions could result in changes to our assessment of the realization of these deferred tax assets.
Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets
As of September 30, 2020 and December 31, 2019, we had goodwill of $846.9 million and $1,063.9 million, respectively, arising out of the acquisition of businesses. Goodwill is not amortized but instead allocated to its respective reporting unit and evaluated for impairment annually, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. We have determined that our reporting units are consistent with the reportable segments identified in Note 15 - Segment Information of the notes to consolidated financial statements. As of September 30, 2020, approximately 16.8% of our goodwill related to our United States electrical construction and facilities services segment, approximately 35.4% related to our United States mechanical construction and facilities services segment, approximately 35.1% related to our United States building services segment, and approximately 12.7% related to our United States industrial services segment.
Absent any earlier identified impairment indicators, we perform our annual goodwill impairment assessment on October 1 each fiscal year. Qualitative indicators that may trigger the need for interim quantitative impairment testing include, among others, a deterioration in macroeconomic conditions, declining financial performance, deterioration in the operational environment, or an expectation of selling or disposing of a portion of a reporting unit. Additionally, an interim impairment test may be triggered by a significant change in business climate, a loss of a significant customer, increased competition, or a sustained decrease in share price. In assessing whether our goodwill is impaired, we compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment is recognized. However, if the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is impaired and an impairment loss in the amount of the excess is recognized and charged to operations.

Our operations were significantly impacted by the COVID-19 pandemic starting with the second quarter of 2020. During the same period, the demand for oil significantly deteriorated as a result of the pandemic and the corresponding preventative measures taken around the world to mitigate the spread of the virus, including various local, state, and national jurisdictional “shelter-in-place” orders. Further, other macroeconomic events, including the escalation of geopolitical tensions between the Organization of Petroleum Exporting Countries (OPEC) and Russia, resulted in a significant drop in the price of crude oil. These negative factors created significant volatility and uncertainty in the markets in which our United States industrial services segment operates, resulting in a significant decrease in the demand for our service offerings. Consequently, in the second quarter of 2020, we revised our near-term revenue and operating margin expectations for our United States industrial services segment.
As a result of such developments, we concluded that a triggering event had occurred which indicated it was more likely than not that the fair value of our United States industrial services segment was less than its carrying amount. Accordingly, during the second quarter of 2020, we performed a quantitative impairment test and determined that the carrying amount of our United States industrial services segment exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charge of $225.5 million, which is included within our results of operations for the nine months ended September 30, 2020. We did not identify any impairment indicators or record any additional impairment of goodwill during the three months ended September 30, 2020.
As part of our second quarter impairment test, we determined the fair value of our United States industrial services segment using an income approach whereby fair value was calculated utilizing discounted estimated future cash flows, assuming a risk-adjusted industry weighted average cost of capital of 12.0%. Such weighted average cost of capital was developed with the assistance of an independent third-party valuation specialist and reflects the overall level of inherent risk within the business and the rate of return a market participant would expect to earn. Cash flow projections were derived from internal forecasts of anticipated revenue growth rates and operating margins, updated for recent events, with cash flows beyond the discrete forecast period estimated using a terminal value calculation which incorporated historical and forecasted trends, an estimate of long-term growth rates, and assumptions about the future demand for our services. The perpetual growth rate utilized in the terminal value calculation was 2.0%.
We did not identify any indicators of impairment with respect to our remaining reporting units during the nine months ended September 30, 2020. As such, for these reporting units, no impairment test was required to be performed subsequent to the date of our latest annual impairment test (October 1, 2019). As of the date of such test, the fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, and our United States building services segment exceeded their carrying values by approximately $1,321.8 million, $2,011.5 million, and $922.3 million, respectively. The weighted average cost of capital utilized in the determination of fair value was 9.5% and 9.1% for our United States construction segments and our United States building services segment, respectively. The perpetual growth rate used for our annual testing was 2.7% for each of these segments.
Due to the inherent uncertainties involved in making estimates, our assumptions may change in future periods. Estimates and assumptions made for purposes of our goodwill impairment testing may prove to be inaccurate predictions of the future, and other factors used in assessing fair value, such as the weighted average cost of capital, are outside the control of management. Unfavorable changes in certain of these key assumptions may affect future testing results. For example, as of the date of the most recent impairment test for each of our reporting units, keeping all other assumptions constant, a 50 basis point increase in the weighted average cost of capital would cause the estimated fair value of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $108.8 million, $156.7 million, $98.0 million, and $22.9 million, respectively. In addition, as of the date of the most recent impairment test for each of our reporting units, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $61.4 million, $90.5 million, $55.7 million, and $9.0 million, respectively. Given the amounts by which the fair value exceeds the carrying value for each of our reporting units, other than our United States industrial services segment, the decreases in estimated fair values described above would not have significantly impacted the results of our impairment tests. In the case of our United States industrial services segment, however, upon completion of our second quarter goodwill impairment assessment and the recognition of the aforementioned impairment charge, the carrying value of this reporting unit equals its fair value. Therefore, any subsequent declines in fair value would result in a further impairment of this reporting unit’s goodwill.

As of September 30, 2020 and December 31, 2019, net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, and subsidiary trade names) arising out of the acquisition of businesses were $596.7 million and $611.4 million, respectively. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding anticipated macroeconomic conditions as well as our ability to successfully integrate acquired businesses.
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
In connection with the negative market conditions disclosed above, we also evaluated certain of our identifiable intangible assets and other long-lived assets for impairment during the second quarter of 2020. Such assets included those associated with the businesses in our United States industrial services segment and certain businesses within our United States electrical construction and facilities services segment whose results are also highly dependent on the strength of the oil and gas industry. As a result of these assessments, we recorded non-cash impairment charges of $7.3 million, which have been included within our results of operations for the nine months ended September 30, 2020. Of this amount, $4.8 million related to our United States industrial services segment and was comprised of: (a) a $4.2 million subsidiary trade name impairment and (b) a $0.6 million impairment on certain other long-lived assets. The remaining $2.5 million represented a subsidiary trade name impairment within our United States electrical construction and facilities services segment. For the three months ended September 30, 2020, no impairment of our identifiable intangible assets or other long-lived assets was recognized.
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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the nine months ended September 30, 2020, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2020 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2020 Credit Agreement bear interest at variable rates. As of September 30, 2020, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, the balance of the 2020 Term Loan was $277.5 million. At the Company’s election, this instrument bears interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.15% at September 30, 2020) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2020), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at September 30, 2020 was 1.15%. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests. Based on the $277.5 million of borrowings outstanding under the 2020 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $2.0 million in the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $2.0 million in the next twelve months. The 2020 Credit Agreement expires on March 2, 2025.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2020 to July 31, 2020	—	—	—	$259,458,907
August 1, 2020 to August 31, 2020	—	—	—	$259,458,907
September 1, 2020 to September 30, 2020	—	—	—	$259,458,907
Total	—	—	—

(1)In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.15 billion of our outstanding common stock. As of September 30, 2020, there remained authorization for us to repurchase approximately $259.5 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases.
(2)Excludes 387 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.
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
Date: October 29, 2020

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ MARK A. POMPA
Mark A. Pompa
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

2(a)	Purchase and Sale Agreement, dated as of June 17, 2013 by and among Texas Turnaround LLC, a Delaware limited liability company, Altair Strickland Group, Inc., a Texas corporation, Rep Holdings LLC, a Texas limited liability company, ASG Key Employee LLC, a Texas limited liability company, Repcon Key Employee LLC, a Texas limited liability company, Gulfstar MBII, Ltd., a Texas limited partnership, The Trustee of the James T. Robinson and Diana J. Robinson 2010 Irrevocable Trust, The Trustee of the Steven Rothbauer 2012 Descendant’s Trust, The Co-Trustees of the Patia Strickland 2012 Descendant’s Trust, The Co-Trustees of the Carter Strickland 2012 Descendant’s Trust, and The Co-Trustees of the Walton 2012 Grandchildren’s Trust (collectively, “Sellers”) and EMCOR Group, Inc.	Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report June 17, 2013)
3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(b)	Amended and Restated By-Laws and Amendments thereto	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”)
4(a)	Sixth Amended and Restated Credit Agreement dated as of March 2, 2020 by and among EMCOR and a subsidiary and Bank of Montreal, as Agent and the lenders listed on the signature pages thereof	Exhibit 4(a) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (“March 2020 Form 10-Q”)
4(b)	Sixth Amended and Restated Security Agreement dated as of March 2, 2020 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to the March 2020 Form 10-Q
4(c)	Sixth Amended and Restated Pledge Agreement dated as of March 2, 2020 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to the March 2020 Form 10-Q
4(d)	Fifth Amended and Restated Guaranty Agreement dated as of March 2, 2020 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to the March 2020 Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(g-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(h-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(i-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(i-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(i-3)	Amendment to Continuity Agreements and Severance Agreements with Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(j)	Amendment dated as of March 29, 2010 to Severance Agreement with Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-1)	Severance Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio	Exhibit 10(l-1) to the September 2016 Form 10-Q
10(k-2)	Continuity Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio (“Mauricio Continuity Agreement”)	Exhibit 10(l-2) to the September 2016 Form 10-Q
10(k-3)	Amendment dated April 10, 2017 to Mauricio Continuity Agreement	Exhibit 10(l-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10(l-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(l-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(l-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(l-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (“March 2012 Form 10-Q”)
10(l-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10(l-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(l-7)	Fifth Amendment to LTIP	Exhibit 10(l-7) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”)
10(l-8)	Sixth Amendment to LTIP	Exhibit 10(l-8) to 2015 Form 10-K
10(m)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(n)	Amended and Restated 2010 Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report June 11, 2020)
10(o)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(p)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(q)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(r)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“June 2012 Form 10-Q”)
10(s)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2014
10(t)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(u)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(v)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(w)	Executive Compensation Recoupment Policy	Exhibit 10(h)(h) to 2015 Form 10-K
10(x)	Restricted Stock Unit Award Agreement dated June 30, 2017 between EMCOR and Mark A. Pompa	Exhibit 10(f)(f) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
11	Computation of Basic EPS and Diluted EPS for the three and nine months ended September 30, 2020 and 2019	Note 5 of the Notes to the Consolidated Financial Statements
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Filed herewith
101	The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.	Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed