Form 10-K
period 2020-12-31
EMCOR Group, Inc.
filed 2021-02-25
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,771,000,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the New York Stock Exchange reported for such date. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock (based solely on filings of such 5% holders) have been excluded from such calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of the registrant’s common stock outstanding as of the close of business on February 19, 2021: 54,796,654 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III. Portions of the definitive proxy statement for the 2021 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

[This Page Intentionally Left Blank]

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning. Forward-looking statements in this report include discussions of our future operating or financial performance, and other aspects of our business, including market share growth, gross profit, remaining performance obligations, project mix, projects with varying profit margins, selling, general and administrative expenses, and trends in our business and other characterizations of future events or circumstances, such as the effects of the COVID-19 pandemic. Each forward-looking statement included in this report is subject to risks and uncertainties, including those identified below in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report. Such risks and uncertainties could cause actual results to differ materially from those that might be anticipated from, or projected or implied by, our forward-looking statements. The forward-looking statements contained in this report speak only as of the filing date of this report. We undertake no obligation to update any forward-looking statements. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q, and 8-K should be consulted. We caution investors not to place undue reliance on forward-looking statements, due to their inherent uncertainty.

[This Page Intentionally Left Blank]

PART I

ITEM 1. BUSINESS
References to the “Company,” “EMCOR,” “we,” “us,” “our” and similar words refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise.
General
We are one of the largest electrical and mechanical construction and facilities services firms in the United States. In addition, we provide a number of building services and industrial services. In 2020, we had revenues of approximately $8.8 billion. Our services are provided to a broad range of commercial, industrial, utility, and institutional customers through approximately 85 operating subsidiaries. Our executive offices are located at 301 Merritt Seven, Norwalk, Connecticut 06851-1092, and our telephone number at those offices is (203) 849-7800.
We specialize principally in providing construction services relating to electrical and mechanical systems in all types of facilities and in providing various services relating to the operation, maintenance, and management of facilities, including refineries and petrochemical plants.
Our electrical and mechanical construction services primarily involve the design, integration, installation, start-up, operation and maintenance, and provision of services relating to:
•Electrical power transmission and distribution systems;
•Premises electrical and lighting systems;
•Process instrumentation in the refining, chemical processing, food processing, and mining industries;
•Low-voltage systems, such as fire alarm, security, and process control systems;
•Voice and data communications systems;
•Roadway and transit lighting and fiber optic lines;
•Heating, ventilation, air conditioning, refrigeration, and clean-room process ventilation systems;
•Fire protection systems;
•Plumbing, process and high-purity piping systems;
•Controls and filtration systems;
•Water and wastewater treatment systems;
•Central plant heating and cooling systems;
•Crane and rigging services;
•Millwright services; and
•Steel fabrication, erection, and welding services.
Our building services, which are provided to a wide range of facilities, including commercial, utility, institutional, and governmental facilities, include:
•Commercial and government site-based operations and maintenance;
•Facility management, maintenance, and services
•Outage services to utilities and industrial plants;
•Military base operations support services;
•Mobile mechanical maintenance and services;
•Services aimed at improving indoor air quality;

•Floor care and janitorial services;
•Landscaping, lot sweeping, and snow removal;
•Other building services, including reception, security, and catering services;;
•Vendor management;
•Call center services;
•Installation and support for building systems;
•Program development, management, and maintenance for energy systems;
•Technical consulting and diagnostic services;
•Infrastructure and building projects for federal, state, and local governmental agencies and bodies; and
•Small modification and retrofit projects.
Our industrial services are primarily provided to customers within the oil, gas, and petrochemical industries and consist of:
•On-site repairs, maintenance, and service of heat exchangers, towers, vessels, and piping;
•Design, manufacturing, repair, and hydro blast cleaning of shell and tube heat exchangers and related equipment;
•Refinery turnaround planning and engineering services;
•Specialty welding services;
•Overhaul and maintenance of critical process units in refineries and petrochemical plants; and
•Specialty technical services for refineries and petrochemical plants.
We provide construction services and building services directly to corporations, municipalities and federal and state governmental entities, owners/developers, and tenants of buildings. We also provide our construction services indirectly by acting as a subcontractor to general contractors, systems suppliers, construction managers, developers, property managers, and other subcontractors. Our industrial services are generally provided directly to refineries and petrochemical plants. As of December 31, 2020, we had approximately 33,000 employees.
Our revenues are derived from many different customers in numerous industries, which have operations in several different geographical areas. Of our 2020 revenues, approximately 95% were generated in the United States and approximately 5% were generated in foreign countries, substantially all in the United Kingdom. In 2020, approximately 62% of revenues were derived from our construction operations, approximately 29% of revenues were derived from our building services operations and approximately 9% of revenues were derived from our industrial services operations.
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
Operations
The electrical and mechanical construction services industry has experienced growth due principally to the increased content, complexity, and sophistication of electrical and mechanical systems resulting, in part, from growth in digital processing, and cloud computing and data storage. In addition, facilities of all types require extensive electrical distribution systems, sophisticated power supplies, networks of low-voltage and fiber-optic communications cabling, and various mechanical, plumbing, and fire protection and suppression systems. Moreover, the need for substantial environmental controls within a building, due to the heightened need to maintain extensive computer systems at optimal temperatures, and the demand for increased energy efficiency, have over the years expanded opportunities for our electrical and mechanical services businesses. The demand for these services is typically driven by non-residential construction and renovation activity.

Our electrical and mechanical construction services primarily involve the design, integration, installation, and start-up of, and provision of services relating to: (a) electrical power transmission and distribution systems, including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems, and related switch gear and controls; (b) premises electrical and lighting systems, including fixtures and controls; (c) process instrumentation in the refining, chemical processing, food processing, and mining industries; (d) low-voltage systems, such as fire alarm, security, and process control systems; (e) voice and data communications systems, including fiber-optic and low-voltage cabling, distributed antenna systems, and audiovisual systems; (f) roadway and transit lighting and signaling; and (g) fiber-optic lines; (h) heating, ventilation, air conditioning, refrigeration, and clean-room process ventilation systems; (i) fire protection systems; (j) plumbing, process, and high-purity piping systems; (k) controls and filtration systems; (l) water and wastewater treatment systems; (m) central plant heating and cooling systems; (n) cranes and rigging; (o) millwrighting; and (p) steel fabrication, erection, and welding.
Our electrical and mechanical construction services generally fall into one of three categories: (a) large installation projects, with contracts often in the multi-million dollar range, that involve: (i) the construction of manufacturing facilities, data centers, and commercial buildings, (ii) institutional and public works projects, or (iii) the fit-out of large blocks of space within commercial buildings, (b) large and medium sized capital and maintenance projects for commercial, manufacturing, pharmaceutical, healthcare, oil and gas, industrial, and petrochemical clients and (c) smaller installation projects, of a short duration, typically involving fit-out, renovation, and retrofit work. We also install and maintain lighting for streets, highways, bridges and tunnels, traffic signals, computerized traffic control systems, and signal and communication systems for mass transit systems, in several metropolitan areas. In addition, we manufacture and install sheet metal air handling systems for both our own mechanical construction operations and for unrelated mechanical contractors. We also maintain welding and pipe fabrication shops in support of some of our mechanical operations.
Our United States electrical and mechanical construction operations accounted for about 62% of our 2020 total revenues. Of such revenues, approximately 36% were generated by our electrical construction operations and approximately 64% were generated by our mechanical construction operations.
We provide electrical and mechanical construction services for both large and small installation and renovation projects. Our largest projects have included those: (a) for commercial purposes (such as office buildings, data centers, convention centers, sports stadiums, and shopping malls); (b) for manufacturing and industrial purposes (such as pharmaceutical plants, steel, pulp and paper mills, food processing, automotive and semiconductor manufacturing facilities, power generation (including sustainable energy solutions such as solar and wind), oil and gas refineries, and chemical processing plants); (c) for transportation purposes (such as highways, bridges, airports, and transit systems); (d) for institutional purposes (such as educational and correctional facilities and research laboratories); (e) for healthcare purposes; (f) for water and wastewater purposes; and (g) for hospitality purposes (such as resorts, hotels, and gaming facilities). Our largest projects, which typically range in size from $10 million up to and occasionally exceeding $200 million, represented approximately 35% of our electrical and mechanical construction services revenues in 2020. Depending on the size and complexity of these projects, they may span multiple years and typically require significant technical and management skills and the financial strength to obtain performance bonds, which are often a condition to bidding for and winning these projects.
Our projects of less than $10 million accounted for approximately 65% of our electrical and mechanical construction services revenues in 2020. These projects are typically completed in less than one year. They usually involve electrical and mechanical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use, replace aging systems, or increase energy efficiency. These projects frequently require electrical and mechanical systems to meet special needs such as critical systems power supply, fire protection systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, new production lines in manufacturing plants, and office arrangements in existing office buildings. They are not usually dependent upon the new construction market. Demand for these projects and types of services is often prompted by the expiration of leases, changes in technology, the demand for more energy efficient systems, or changes in the customer’s plant or office layout in the normal course of a customer’s business.
We have a diverse customer base with many long-standing relationships. We perform construction services pursuant to contracts with owners (such as corporations, municipalities, and other governmental entities), general contractors, systems suppliers, construction managers, developers, other subcontractors, and tenants of commercial properties.
In addition to our electrical and mechanical construction services, we provide a number of building services throughout the United States and United Kingdom. Our building services operations have built upon our traditional electrical and mechanical construction operations and our client relationships to expand the scope of services being offered and to develop packages of services for customers on a regional and national basis.

Our building services operations provide a broad range of services, including mobile mechanical maintenance and services for mechanical, electrical, plumbing, and building automation systems; commercial and government site-based operations and maintenance; indoor air quality improvement services; facility management, maintenance, and services, including outage services to utilities and manufacturing facilities; military base operations support services; floor care and janitorial services; landscaping, lot sweeping and snow removal; other building services, including reception, security, and catering services; vendor management; call center services; installation and support for building systems; program development, management, and maintenance with respect to energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state, and local governmental agencies and bodies; and small modification and retrofit projects.
Our building services operations, which generated approximately 29% of our 2020 total revenues, provide services to owners, operators, tenants, and managers of all types of facilities both on a contractual basis for a specified period of time and on an individual task order basis. Of our building services revenues for 2020, approximately 83% were generated in the United States and approximately 17% were generated in the United Kingdom.
Demand for our building services is often driven by customers’ decisions to focus on their core competencies, customers’ programs to reduce costs, the increasing technical complexity of their facilities and their mechanical, electrical, building automation, voice and data, and other systems, and the need for increased reliability, energy efficiency, and air filtration and sanitization. These trends have led to outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out those activities that support, but are not directly associated with, the customer’s core business. Clients of our building services business include federal and state governments, institutional organizations, utilities, independent power producers, healthcare providers, and major corporations engaged in information technology, telecommunications, pharmaceuticals, financial services, and manufacturing, as well as large retailers and other businesses with geographically dispersed locations throughout the United States.
We provide building services at a number of prominent buildings, including those that house the Secret Service, the Federal Deposit Insurance Corporation, the General Accountability Office, and the Department of Health and Human Services, as well as other government facilities, including the NASA Jet Propulsion Laboratory. We also provide building services, as a prime contractor or a subcontractor, to a number of military bases, including base operations support services to the Army’s Carlisle Barracks in Pennsylvania, and are involved in a joint venture providing building services to NASA’s Armstrong Flight Research Center. The agreements pursuant to which this division provides services to the federal government are frequently for a base period and a number of option years exercisable at the sole discretion of the government, are often subject to renegotiation by the government in terms of scope of services, and are subject to termination by the government prior to the expiration of the applicable term.
Our industrial services business, which generated approximately 9% of our 2020 total revenues, is a recognized leader in the refinery turnaround market and has a presence in the petrochemical market. Our industrial services operations perform turnaround and maintenance services for critical units of refineries and petrochemical plants to upgrade, repair, and maintain them. Such services include: (a) engineering and planning services in advance of complex refinery turnarounds; (b) overhaul and maintenance of critical process units (including hydrofluoric alkylation units, fluid catalytic cracking units, coking units, heaters, heat exchangers, and related mechanical equipment) during refinery and petrochemical plant shut downs; (c) replacement and new construction capital projects for refineries and petrochemical plants; and (d) other related specialty services such as (i) welding (including pipe welding) and fabrication; (ii) heater, boiler, and reformer repairs and replacements; converter repair and revamps; and vessel, exchanger and tower services; (iii) tower and column repairs in refineries and petrochemical plants; (iv) installation and repair of refractory materials for critical units in process plants to protect equipment from corrosion, erosion, and extreme temperatures; and (v) acid-proofing services to protect critical components at refineries from chemical exposure. In addition, these businesses design and manufacture highly engineered shell and tube heat exchangers and provide maintenance, repair, and cleaning services for heat exchangers both in the field and at our own shops, including tube and shell repairs, bundle repairs, and extraction services. Demand for these services is highly dependent on the strength of the oil and gas and related industrial markets.

Competition
Across our operations, we compete with national, regional, and local companies, many of which are small, owner-operated entities that carry on their businesses in a limited geographic area, as well as with certain foreign companies.
The electrical and mechanical construction services industry is highly fragmented and our competition includes thousands of small companies across the United States. In addition, there are a few larger public companies focused on providing either electrical and/or mechanical construction services, such as IES Holdings, Inc., Comfort Systems USA, Inc. and Tutor Perini Corporation. A majority of our revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability, and financial strength. Competitive factors in the electrical and mechanical construction services business include: (a) the availability of qualified and/or licensed personnel; (b) reputation for integrity and quality; (c) safety record; (d) cost structure and the ability to control project costs; (e) relationships with customers; (f) price; (g) geographic diversity; (h) experience in specialized markets; (i) the ability to obtain surety bonding; and (j) adequate working capital or access to bank credit. We believe our financial position, operating results, access to bank credit and surety bonding, technical expertise, and safety record, among other factors, give us a significant competitive advantage. However, relatively few barriers exist to prevent entry into the electrical and mechanical construction services industry.
While the building services industry is also highly fragmented, with most competitors operating in a specific geographic region, a number of large U.S. based corporations such as Amentum Services, Inc., Johnson Controls International plc., Fluor Corporation, J&J Worldwide Services, Cushman & Wakefield plc, CBRE Group, Inc., Jones Lang LaSalle Incorporated, Sodexo, Inc., Aramark Corporation, and ABM Industries Incorporated are engaged in this field, as are large original equipment manufacturers such as Carrier Global Corporation and Trane Technologies Inc. In addition, we compete with several regional firms serving all or portions of the markets we target, such as BrightView, Holdings, Inc., Kellermeyer Bergensons Services, LLC, SMS Assist, LLC, and Ferandino & Son, Inc. Our principal competitors in the United Kingdom include CBRE Group, Inc., Bouygues UK Ltd., ISS UK Ltd., and MITIE Group plc. The key competitive factors in the building services industry include: (a) availability of qualified personnel and managers; (b) service quality and technical expertise; (c) cost structure and the ability to control project costs; (d) price; and (e) geographic diversity. Due to our size, our technical capability and management experience, and our geographic presence, we believe our building services operations are in a strong competitive position. However, there are relatively few barriers to entry into the building services industry.
The market for providing industrial services includes large national providers, as well as numerous regional companies. In the manufacture of heat exchangers, we compete with both U.S. and foreign manufactures. Competitors within this industry include JVIC Catalyst Services, Matrix Service Company, Universal Plant Services, Inc., Turner Industries, Team, Inc., Cust-O-Fab, Inc., Dunn Heat Exchangers, Inc., and Wyatt Field Service Company, among others. The key competitive factors in the industrial services market consist of: (a) availability of skilled workforce, (b) technical expertise, (c) service, quality, and ability to respond quickly, (d) price, and (e) safety record. Due to our technical capabilities, skilled workforce, and safety record, we believe that we are in a strong competitive position in the industrial services markets that we serve. Because of the complex tasks associated with turnarounds, and the precision required in manufacturing heat exchangers, we believe that the barriers to entry in this business are significant.
Human Capital
At December 31, 2020, we employed approximately 33,000 people, 29,000 of whom were located within the United States and 4,000 of whom were located in the United Kingdom.
Based on the most recent information available from our latest filing with the U.S. Equal Employment Opportunity Commission, the gender demographic of our U.S. employees was 89% male and 11% female. Additionally, based on such information, our U.S. employees had the following race and ethnicity demographics:

Employee Demographic	% of Total
White	69%
Hispanic / Latinx	20%
Black / African American	7%
Asian	2%
Multiracial, Native American, Native Hawaiian, and Pacific Islander	2%

Approximately 59% of our employees are represented by various unions pursuant to approximately 400 collective bargaining agreements between our individual subsidiaries and local unions, as well as two collective bargaining agreements that are national in scope. We believe that our employee relations are generally good.
Our ability to execute complex projects for our customers, and to perform all of our services with the excellence that makes us an industry leader, depends on our success in attracting and retaining skilled labor in a competitive market. We therefore strive to be and remain an employer of choice for the most talented employees in each of the industries and markets in which we operate. This begins with offering competitive employee compensation and benefits packages, specifically designed to meet the unique needs of each individual in our diverse organization, which include:
•Health and Welfare Plans: All full-time employees who do not participate in union plans are offered a range of choices among medical, dental and vision plans, life, accident, dependent and disability insurance, and pre-tax health spending accounts that include employer contributions.
•Retirement Savings: We help provide our employees with financial security by offering a 401(k) Savings Plan and an Employee Stock Purchase Plan, both of which include company matching contributions.
•Degree Assistance: Eligible employees may apply for reimbursement for job-related courses or courses taken as part of a curriculum for a business or job-related degree at an accredited institution.
•Employee Assistance Program: Through our Employee Assistance Program, we offer our employees, and their dependents or household members, access to services and counseling on a variety of personal, professional, legal, and financial matters, at no cost.
Key to our attraction and retention of employees is our commitment to our EMCOR Values and our focus on employee safety and diversity, equity, and inclusion. Our Board of Directors and senior leadership engage in oversight and management, respectively, of our significant human capital initiatives. Our Board of Directors is regularly briefed and provides input on key human capital initiatives and metrics.
Commitment to Core Values
We are committed to our EMCOR Values of Mission First: Integrity, Discipline, and Transparency and People Always: Mutual Respect and Trust, Commitment to Safety, and Teamwork. We constantly strive to ensure these values are reflected in how we do business every day, from our corporate culture and “tone at the top,” established by our Board of Directors and management team, to the critical work performed by all of our people at every level throughout our organization. We reinforce our EMCOR Values through many ongoing initiatives. Our EMCOR Values are embodied in our policies and procedures, including our Code of Business Ethics and Conduct. We also regularly provide training on these values, both at time of hire and on an ongoing, periodic basis. In addition, to develop and reinforce our values company-wide, and empower our leaders to perform at the highest levels, senior leaders are invited to our Leadership for Results course at Babson College and our Leading with Character program at the Thayer Leadership Development Group at West Point.
Workplace Safety
We believe that our focus on employee safety and well-being is reflected in our results. In a year in which our employees worked a total of approximately 73 million hours, the second highest in our history, the Company’s Total Recordable Incident Rate in 2020 was approximately 1.20, which was nearly 60% lower than the most recently available industry average of 2.90. This represents our twelfth consecutive year with a Total Recordable Incident Rate which was less than half the industry average. Our position as an industry leader in safety begins with a strong culture of care and vigilance embodied in our EMCOR Values and is supported by a comprehensive suite of training, resources, and analytics. These include: (a) our signature Be There for Life! Zero Injuries Program and Be Vigilant! Campaign, (b) in-person and online training tools and best practice guides available through our company intranet, (c) a 24-hour incident reporting hotline, and (d) a cross-company Change the Way We Work Program to share and champion best safety practices across our range of businesses.
Diversity, Equity, and Inclusion
We believe that a diverse workforce is important to the long-term success of our business. We actively seek to increase the diversity of our workforce and to practice our commitment to diversity and inclusion in hiring, development, and training. This extends to our senior leadership and Board of Directors, where we require that any slate of candidates for a named executive officer or other corporate officer position, and new management-supported director nominees, include individuals from underrepresented demographics. We have also designed and implemented policies and practices to promote a workplace free from discrimination, including our Affirmative Action and Equal Opportunity Policy, the implementation, effectiveness, and reporting requirements of which are overseen by our designated Affirmative Action Officer.

We strive to help all our employees realize their full potential with an equal opportunity to succeed. We work to unlock the full potential of all employees at every level through: (a) the EMCOR Manager Certificate Program, which promotes supervisory management skills, (b) our Degree Assistance Program, which provides tuition reimbursement for continuing education, and (c) the resources available to all employees on our online learning platform, the EMCOR Learning Center, which includes thousands of on-demand training courses on a wide range of topics.
In furtherance of our EMCOR Values, all EMCOR employees are required to complete annual diversity & inclusion training, and our current and future leaders undergo implicit association and unconscious bias training.
Remaining Unsatisfied Performance Obligations
Our remaining unsatisfied performance obligations (“remaining performance obligations”) at December 31, 2020 were $4.59 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time as the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made.
Remaining performance obligations include unrecognized revenues to be realized from uncompleted construction contracts. Although many of our construction contracts are subject to cancellation at the election of our customers, in accordance with industry practice, we do not limit the amount of unrecognized revenue included within remaining performance obligations for these contracts as the risk of cancellation is very low due to the inherent substantial economic penalty that our customers would incur upon cancellation or termination. We believe our reported remaining performance obligations for our construction contracts are firm and contract cancellations have not had a material adverse effect on us.
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
We estimate that approximately 83% of our remaining performance obligations as of December 31, 2020 will be recognized as revenues during 2021.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, which we refer to as the “SEC”. These filings are available to the public over the internet at the SEC’s website at http://www.sec.gov.
Our Internet address is www.emcorgroup.com. We make available, free of charge, through www.emcorgroup.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. References to our website addressed in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

Our Board of Directors has an audit committee, a compensation and personnel committee, and a nominating and corporate governance committee. Each of these committees has a formal charter. We also have Corporate Governance Guidelines, which include guidelines regarding related party transactions, a Code of Ethics for our Chief Executive Officer and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers, and Employees. Copies of these charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers, or directors, can be obtained free of charge on our website, www.emcorgroup.com.
You may request a copy of the foregoing filings (excluding exhibits), charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers, or directors, at no cost by writing to us at EMCOR Group, Inc., 301 Merritt Seven, Norwalk, CT 06851-1092, Attention: Corporate Secretary, or by telephoning us at (203) 849-7800.

ITEM 1A. RISK FACTORS
Our business is subject to a variety of risks, including the risks described below as well as adverse business and market conditions and risks associated with foreign operations. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not known to us or not described below, which we have not determined to be material, may also impair our business operations. You should carefully consider the risks described below, together with all other information in this report, including information contained in the “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” sections. If any of the following risks actually occur, our business, financial position, results of operations, and/or cash flows could be adversely affected, and we may not be able to achieve our goals. Such events may cause actual results to differ materially from expected and historical results, and the trading price of our common stock could decline.
Economic and Strategic Risk Factors
Economic downturns have historically led to reductions in demand for our services. Negative conditions in the credit markets may adversely impact our ability to operate our business. The level of demand from our clients for our services has been, in the past, adversely impacted by slowdowns in the industries we service, as well as in the economy in general. When the general level of economic activity has been reduced from historical levels, certain of our ultimate customers have delayed or cancelled projects or capital spending, especially with respect to more profitable private sector work, and such slowdowns adversely affect our ability to grow, reducing our revenues and profitability. A number of economic factors, including financing conditions, the prices of commodities, and energy prices, have, in the past, adversely affected the industries we serve and our ultimate customers’ ability or willingness to fund expenditures. General concerns about the fundamental soundness of domestic and foreign economies may also cause ultimate customers to defer projects even if they have credit available to them. A prolonged stagnation or weakening in financial and macroeconomic conditions, including as a result of the COVID-19 pandemic, could therefore have a significant adverse effect on our revenues and profitability.
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
In a weak economic environment, particularly in a period of restrictive credit markets, we may experience greater difficulties in collecting payments from, and negotiating change orders and/or claims with, our clients due to, among other reasons, a diminution in our ultimate customers’ access to the credit markets or potential bankruptcies. If clients delay in paying or fail to pay a significant amount of our outstanding receivables, or we fail to successfully negotiate a significant portion of our change orders and/or claims with clients, it could have an adverse effect on our liquidity, results of operations, and financial position.
Our business has traditionally lagged recoveries in the general economy and, therefore, after an economic downtown we may not recover as quickly as the economy at large.
Certain of our businesses, including those within our United States industrial services segment, are exposed to risks associated with the oil and gas industry. These risks, which are not subject to our control, include volatility in the price and production of crude oil, the development of and consumer demand for alternative energy sources, and legislative and regulatory actions. Specifically, lower prices and production volumes, or perceived risk thereof, typically results in the curtailment or deferral of spending by our customers. In addition, macroeconomic conditions, influenced by a variety of events and circumstances, can also affect customer demand for our services within these businesses. For example, during 2020, the escalation of geopolitical tensions between the Organization of Petroleum Exporting Countries (OPEC) and Russia contributed to a significant drop in the price of crude oil, impacting customers in the energy sector and the demand for certain of our services. Continued unfavorable conditions within these markets could further negatively impact our financial position, results of operations, and cash flows.
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
Regardless of economic or market conditions, investment decisions by our ultimate customers may vary by location or as a result of other factors like the availability of labor, relative construction costs, or competitive conditions in their industries. Because we are dependent on the timing and funding of new awards, we are therefore vulnerable to changes in our clients’ markets and investment decisions.

Our business may be adversely affected by significant reductions in government spending or delays or disruptions in the government appropriations process. Some of our businesses derive a significant portion of their revenues from federal, state, and local governmental agencies. As a result, reduced or delayed spending by the federal government and/or state and local governments may have a material and adverse impact on our business, financial condition, results of operations, and cash flows. Significant reductions in spending aimed at reducing federal, state, or local budget deficits, the absence of a bipartisan agreement on the federal government's budget, renewed focus on budget deficits following recent increases in government spending in response to the COVID-19 pandemic, personnel reductions, the closure of government facilities and offices, or other changes in budget priorities could result in the deferral, delay, disruption, or cancellation of projects or contracts that we might otherwise have sought to perform. These potential events could impact the level of demand for our services and our ability to execute, complete, and receive compensation for our current contracts, or bid for and enter into new contracts with governmental agencies.
An increase in the prices of certain materials used in our businesses and protectionist trade measures could adversely affect our businesses. We are exposed to market risk of increases in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of approximately 11,500 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to such projects. Fluctuations in energy prices as well as in commodity prices of materials, whether resulting from fluctuations in market supply or demand, or geopolitical conditions, including an increase in trade protection measures such as tariffs and the disruption, modification, or cancellation of multilateral trade agreements, may adversely affect our customers and as a result cause them to curtail the use of our services.
Business and Operational Risk Factors
The loss of one or a few customers could have an adverse effect on us. Although we have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, fail to renew, or terminate their contracts with us at any time. A loss of business from a significant client, or a number of significant clients, could have a material adverse effect on our business, financial position, and results of operations.
Our industry is highly competitive. Our industry is served by numerous small, owner-operated private companies, a few public companies, and several large regional companies. In addition, relatively few barriers exist to prevent entry into most of the industries in which we operate. As a result, any organization that has adequate financial resources, and access to technical expertise, may become a competitor. Competition in our industry depends on numerous factors, including price. Certain of our competitors have lower overhead cost structures and, therefore, are able to provide their services at lower rates than we are currently able to provide. In addition, some of our competitors have greater resources than we do. We cannot be certain that our competitors will not develop the expertise, experience, and resources necessary to provide services that are superior in quality, and lower in price, to ours. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industries, or maintain a customer base at current levels. We may also face competition from the in-house service organizations of existing or prospective customers, particularly with respect to building services. Many of our customers employ personnel who perform some of the same types of building services that we do. We cannot be certain that our existing or prospective customers will continue to outsource building services in the future.
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
Our business may be affected by weather conditions. Adverse weather conditions, particularly during the winter season, could impact our construction services operations as those conditions affect our ability to perform efficient work outdoors in certain regions of the United States, adversely affecting the revenues and profitability of those operations. However, the absence of snow in certain regions of the United States during the winter could also cause us to experience reduced revenues and profitability in our United States building services segment, which has meaningful snow removal operations. In addition, cooler than normal temperatures during the summer months could reduce the need for our services, particularly in our businesses that install or service air conditioning units, and result in reduced revenues and profitability during the period that such unseasonal weather conditions persist. As severe weather and its related impacts, such as hurricanes, flooding, and wildfires, become increasingly common, our, or our customers’ operations, may be disrupted, which could result in increased operational costs or project delays and cancellations. While we have invested in programs to mitigate the risk that natural disasters disrupt our ability to serve our customers, extended periods of disruptions could have an adverse effect on our results of operations.

Our business may be affected by the work environment. We perform our work under a variety of conditions, including but not limited to, difficult terrain, difficult site conditions, and busy urban centers where delivery of materials and availability of labor may be impacted, clean-room environments where strict procedures must be followed, and sites which contain harsh or hazardous conditions, especially at chemical plants, refineries and other process facilities. Performing work under these conditions can increase the cost of such work or negatively affect efficiency and, therefore, our profitability.
Our dependence upon fixed price contracts could adversely affect our business. We currently generate, and expect to continue to generate, a significant portion of our revenues from fixed price contracts. We must estimate the total costs of a particular project to bid for fixed price contracts. The actual cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks, inherent in the execution of projects subject to fixed price contracts, may cause actual gross profits from projects to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year.
We could incur additional costs to cover certain guarantees or other contractual requirements. In some instances, we guarantee completion of a project by a specific date or price, cost savings, achievement of certain performance standards, or performance of our services at a certain standard of quality. For other arrangements, including those within our government services operations, the terms of our contracts may include provisions which require us to achieve certain minority participation or small or disadvantaged business “set-aside” goals. Such requirements have become more frequent in recent years and we expect them to be increasingly prevalent, and more strictly enforced in the near future, especially given the recent change of administration in Washington, D.C. If we subsequently fail to meet such guarantees, or comply with such provisions, we may be held responsible for costs resulting from such failures, including payment of penalties or liquidated or other damages. To the extent that any of these events occur, the total costs of a project could exceed the original estimated costs, and we would experience reduced profits or, in some cases, a loss.
Many of our contracts, especially our building services contracts for governmental and non-governmental entities, may be canceled or delayed on short notice, and we may be unsuccessful in replacing such contracts if they are canceled or as they are completed or expire. We could experience a decrease in revenues, net income, and liquidity if any of the following occur:
•customers cancel a significant number of contracts or delay services or projects;
•we fail to win a significant number of our existing contracts upon re-bid;
•we complete a significant number of non-recurring projects and cannot replace them with similar projects; or
•we fail to reduce operating and overhead expenses consistent with any decrease in our revenues.
We may be unsuccessful in generating internal growth. Our ability to generate internal growth will be affected by, among other factors, our ability to:
•expand the range of services offered to customers to address their evolving needs;
•attract new customers; and
•retain and/or increase the number of projects performed for existing customers.
In addition, existing and potential customers may reduce the number or size of projects available to us because of general economic conditions or due to their inability to obtain capital or pay for services we provide. Many of the factors affecting our ability to generate internal growth are beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are not successful, we may not be able to achieve internal growth, expand operations, or grow our business.
Fluctuating foreign currency exchange rates impact our financial results. We have operations in the United Kingdom, which in 2020 accounted for approximately 5% of our revenues. Our reported financial position and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our United Kingdom operations, which are denominated in local currencies, into the U.S. dollar. The factors that impact exchange rate fluctuation, including macroeconomic and geopolitical conditions, are outside the control of the Company. For example, it is unclear at this time what effect, if any, the United Kingdom’s exit from the European Union may have on such exchange rates.

As part of our risk management strategy, we are effectively self-insured against certain potential liabilities. Although we maintain insurance policies with respect to a broad range of risks, including automobile liability, general liability, workers’ compensation, and employee group health, these policies do not cover all possible claims and certain of the policies are subject to large deductibles and retentions. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Accordingly, we are effectively self-insured for a substantial number of actual and potential claims. Further, if any of our insurance carriers defaulted on its obligations to provide insurance coverage by reason of its insolvency or for other reasons, our exposure to claims would increase and our profits would be adversely affected. Our estimates for unpaid claims and expenses are based on known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary. The determination of such estimated liabilities and their appropriateness are reviewed and updated at least quarterly. However, these liabilities are difficult to assess and estimate due to many relevant factors, the effects of which are often unknown, including the severity of an injury or damage, the determination of liability in proportion to other parties, the timeliness of reported claims, the effectiveness of our risk management and safety programs, and the terms and conditions of our insurance policies. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses, and we believe such accruals are adequate. However, unknown or changing trends, risks, or circumstances, such as increases in claims, a weakening economy, increases in medical costs, changes in case law or legislation, or changes in the nature of the work we perform, could render our current estimates and accruals inadequate. In such case, adjustments may be required to increase our insurance liabilities in the period that the experience becomes known.
External market conditions, including catastrophic losses resulting from an increase in severe weather events and the prolonged pandemic, among other factors, have resulted in an insurance market that is characterized by higher premiums, diminished capacity, and more conservative underwriting. If these market conditions persist, insurance carriers may be unwilling, in the future, to provide our current levels of coverage without a significant increase in insurance premiums, self-insured retention limits, or collateral requirements to cover our obligations to them. Increased collateral requirements may be in the form of additional letters of credit and/or cash, and an increase in collateral requirements could significantly reduce our liquidity. If insurance premiums or self-insured retention limits increase, and/or if insurance claims are higher than our estimates, our profitability could be adversely affected.
Our inability to identify and acquire desirable businesses or to successfully integrate those companies acquired could adversely affect our business and results of operations. As part of our growth strategy, we acquire companies that expand, complement, and/or diversify our businesses. However, there is no guarantee that we will be successful in identifying targets that meet our requirements for acquisition. We may also face increased competition from other potential acquirers who may have greater financial resources available to them or who may be in a position to offer more favorable terms to the target company. This competition may limit our ability to pursue acquisition opportunities. Additionally, circumstances beyond our control, such as the COVID-19 pandemic, has and may continue to hinder our ability to pursue and complete acquisitions. Further, realization of the anticipated benefits of an acquisition, and avoiding or mitigating the potential risks associated with an acquisition, will depend, among other things, upon our ability to: (a) effectively conduct due diligence to identify potential problems at companies we propose to acquire, (b) recognize incompatibilities or other obstacles to successful integration of the acquired business with our other operations, and (c) gain greater efficiencies and scale that will translate into reduced costs in a timely manner. However, there can be no assurance that an acquisition we may make in the future will provide the benefits anticipated when entering into the transaction. Acquisitions we have completed, and future acquisitions we may make, could expose us to operational challenges and risks, including the diversion of management’s attention from our existing businesses, the failure to retain key personnel or customers of the acquired business, and the assumption of unknown liabilities of the acquired business for which there are inadequate reserves. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify and acquire desirable businesses and successfully integrate any acquired business.
In addition, while we work to rapidly implement or maintain internal controls and financial reporting standards and procedures in the businesses we acquire, including integrating such acquired businesses into our consolidated financial reporting systems and controls, we cannot be certain that such implementation and integration will be quickly and effectively completed. Our internal control processes and procedures with respect to such businesses may need to be adjusted or enhanced in order to ensure that such businesses are in compliance with the regulations we are subject to as well as our internal policies and standards. Such changes could result in significant additional costs to us and could require the diversion of management’s attention from our existing businesses or other strategic initiatives.
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

We recognize revenue for the majority of our construction projects based on estimates; therefore, variations of actual results from our assumptions may reduce our profitability. As discussed in further detail in Note 3 - Revenue from Contracts with Customers of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, revenue is recognized as performance obligations are satisfied and earnings or losses recognized on individual contracts are based on estimates of contract price, costs, and profitability. Changes in estimates of transaction prices as well as estimated costs are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Consequently, changes in estimates, or variations of actual results from previous projections, on an unusually large project, or on a number of average size projects, could be material and could have an adverse impact on our financial condition, results of operations, and cash flows.
We are increasingly dependent on sophisticated information technology systems; our business and results of operations are subject to adverse impacts due to disruption, failure, and cybersecurity breaches of these systems. We and our customers and third-party providers rely on information technology systems, hardware, and software to run critical accounting, project management, and financial information systems. We rely upon security measures, products, and services to attempt to secure our information technology systems and the confidential, proprietary, and sensitive information they contain. However, our information technology systems and those of our customers and third-party providers are subject to cyber-attacks, hacking, other intrusions, failure, and damage, which result in operational disruption and could result in information misappropriation, such as theft of intellectual property or inappropriate disclosure of customer data or confidential or personal information. On February 15, 2020, for example, we became aware of an infiltration and encryption of portions of our information technology network. This attack temporarily disrupted our use of the impacted systems. As part of our investigation into this incident, we engaged outside security experts, who did not identify any exfiltration of customer or employee data or any inappropriate access to our accounting or finance systems. We maintain insurance coverage for these types of incidents; such policies, however, may not completely provide coverage for, or completely offset, the costs of this infiltration or other such incidents. We are continuously developing and enhancing our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access. This continued development and enhancement requires us to expend additional resources. However, we may not anticipate or combat all types of potential disruptions or breaches. If any of these events were to occur, we could be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Additionally, as many of our employees continue to access our systems remotely, as a result of the COVID-19 pandemic and the associated business or facility closures or reduced or staggered in-person attendance, we may be subject to heightened security risks, including the risks of cyber-attacks. See the risk factor entitled “Public health emergencies, epidemics, or pandemics, including the novel coronavirus, impact our business” under General Risk Factors below.
The proper functioning of our information technology systems could also be impacted by other causes and circumstances beyond our control, including the decision by software vendors to discontinue further development, integration, or long-term software maintenance support for our information systems, or hardware interruption, damage or disruption as a result of power outages, natural disasters, or computer network failures. Key business processes are subject to interruption to the extent that our information technology systems, or those of our customers or third-party providers, are disabled for a long period of time. Such operational disruptions and/or misappropriation or inappropriate disclosure of information could result in lost or reduced revenues, negative publicity, loss of customers or contracts, or business delays that could have a material adverse effect on our business, financial position, and results of operations.
Financial Risk Factors
A material portion of our business depends on our ability to provide surety bonds. We may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds. Our construction contracts frequently require that we obtain from surety companies, and provide to our customers, payment and performance bonds as a condition to the award of such contracts. Such surety bonds secure our payment and performance obligations. Under standard terms in the surety market, surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of collateral as a condition to issuing any bonds. Current or future market conditions, as well as changes in our sureties’ assessment of our or their own operating and financial risk, could cause our surety companies to decline to issue, or substantially reduce the amount of, bonds for our work or to increase our bonding costs. These actions can be taken on short notice. If our surety companies were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds, or posting other forms of collateral for project performance, such as letters of credit, parent company guarantees, or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding, we may be unable to compete for or work on certain projects. Increases in the costs of surety bonds could also adversely impact our profitability.

Our results of operations could be adversely affected as a result of goodwill and other identifiable intangible asset impairments. When we acquire a business, we record an asset called “goodwill” equal to the excess of the consideration transferred over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill and indefinite-lived intangible assets are not amortized but instead evaluated for impairment annually, or more frequently if events or circumstances indicate that the carrying amount of the asset may be impaired. Impairment may result from a deterioration in macroeconomic conditions, declining financial performance, deterioration in the operational environment, or changes in the manner in which acquired assets are used. As a result of certain of these conditions, we recognized $232.8 million of impairment charges during the second quarter of 2020. Significant judgment is required in determining whether goodwill and indefinite-lived intangible assets are impaired and assumptions utilized for purposes of our impairment testing may change in future periods. There can be no assurance that our estimates and assumptions will prove to be accurate predictions of the future. Significant adverse changes to external market conditions or our internal forecasts, if any, could result in future impairment charges. It is not possible at this time to determine if any future impairment charge will result or, if it does, whether such a charge would be material to our results of operations. For further discussion of our impairment testing, see “Application of Critical Accounting Policies - Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets” included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Failure to maintain effective internal controls over financial reporting could adversely impact our ability to timely and accurately report financial results and comply with our reporting obligations, which could materially affect our business. Regardless of how internal financial reporting control systems are designed, implemented, and enforced, they cannot ensure with absolute certainty that our policy objectives will be met in every instance. Because of the inherent limitations of all such systems, our internal controls over financial reporting may not always prevent or detect misstatements. Failure to maintain effective internal control over financial reporting could adversely affect our ability to accurately and timely report financial results, to prevent or detect fraud, or to comply with the requirements of the SEC or the Sarbanes-Oxley Act of 2002, which could necessitate a restatement of our financial statements, and/or result in an investigation, or the imposition of sanctions, by regulators. Such failure could additionally expose us to litigation and/or reputational harm, impair our ability to obtain financing, or increase the cost of any financing we obtain. All of these impacts could adversely affect the price of our common stock and our business overall.
Legal and Regulatory Risk Factors
We are subject to many laws and regulations in the jurisdictions in which we operate; changes to such laws and regulations may result in additional costs and impact our operations. We are committed to upholding the highest standards of corporate governance and legal and ethical compliance. We are subject to many laws and regulations, including various laws and regulations that apply specifically to U.S. public companies. These include the rules and regulations of the New York Stock Exchange, the Sarbanes-Oxley Act of 2002, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the various regulations, standards, and guidance put forth by the SEC and other governmental agencies to implement and enforce those laws. New laws, rules, and regulations, or changes to existing laws or their interpretations, could create added legal and compliance costs and uncertainty for us. In addition, our United Kingdom operations are subject to laws and regulations that are in some cases different from those of the United States, including labor laws such as the U.K. Modern Slavery Act and laws and regulations governing information collected from employees, customers and others, specifically the European Union’s General Data Protection Regulation. These laws and regulations, and the economic, financial, political, and regulatory impact of the United Kingdom’s decision to leave the European Union, could increase the cost and complexity of doing business in the U.K. and negatively impact our financial position and results of operations. Our efforts to comply with evolving laws, regulations, and reporting standards may increase our general and administrative expenses, divert management time and attention, or limit our operational flexibility, all of which could have a material adverse effect on our business, financial position, and results of operations. Many of our non-public competitors and competitors operating solely in the U.S. are not subject to these laws and regulations and the related costs and expenses of compliance.
Our failure to comply with environmental laws could result in significant liabilities. Our operations are subject to various laws, including environmental laws and regulations, among which many deal with the handling and disposal of asbestos and other hazardous or universal waste products, PCBs, per- and polyfluoroalkyl substances (PFAS) and fuel storage. A violation of such laws and regulations, or a release of such substances, has and may in the future, expose us to various claims, including claims by third parties, as well as remediation costs and fines. We own and lease many facilities. Some of these facilities contain hazardous materials, such as lead and asbestos, and fuel storage tanks, which may be above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines. As a part of our business, we also install fuel storage tanks and are sometimes required to deal with hazardous materials, all of which may expose us to environmental liability.

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
Adverse resolution of litigation and other legal and regulatory proceedings may harm our operating results or financial position. From time to time, we are a party to lawsuits and other legal proceedings, most of which occur in the normal course of our business. These actions and proceedings may involve actual or threatened claims by customers, employees or other third parties for, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, or other general commercial disputes. In addition, we have been, and may in the future be, subject to class action claims alleging violations of the Fair Labor Standards Act and state wage and hour laws. Litigation and other legal proceedings can be expensive, lengthy, and disruptive to normal business operations, and their outcome is inherently uncertain and difficult to accurately predict or quantify. In addition, plaintiffs in many types of actions may seek punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief. An unfavorable resolution of a particular legal proceeding or claim, whether through a settlement, mediation, court judgment, or otherwise, could have a material adverse effect on our business, operating results, financial position, and cash flows, and in some cases, on our reputation or our ability to obtain projects from customers, including governmental entities. See Item 3. Legal Proceedings and Note 16 - Commitments and Contingencies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, for more information regarding legal proceedings in which we are involved.
We may incur liabilities or suffer negative financial impacts relating to occupational, health, and safety matters. Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our robust occupational, health, and safety programs, many of our businesses involve a high degree of operational risk, and there can be no assurance that we will avoid significant exposure. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, and other consequential damages, and could lead to suspension of operations, large damage claims, reputational harm, and, in extreme cases, criminal liability.
Our customers seek to minimize safety risks on their sites and they frequently review the safety records of contractors during the bidding process. If our safety record were to substantially deteriorate over time, we might become ineligible to bid on certain work and our customers could cancel our contracts and/or not award us future business.
Our failure to comply with anti-bribery statutes such as the Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010 could result in fines, criminal penalties, and other sanctions that could have an adverse effect on our business. The U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act of 2010 (the “Bribery Act”), and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business or securing an improper advantage. We conduct a limited amount of business in a few countries that have experienced corruption to some degree. Our policies require that all of our employees, subcontractors, vendors, and agents worldwide must comply with applicable anti-bribery laws. However, there is no assurance that our policies and procedures to ensure compliance with the FCPA, the Bribery Act, and similar anti-bribery laws, will eliminate the possibility of liability under such laws for actions taken by our employees, agents, and intermediaries. If we were found to be liable for violations under the FCPA, the Bribery Act, or similar anti-bribery laws, either due to our own acts or omissions or due to the acts or omissions of others, we could incur substantial legal expenses and suffer civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial condition, and results of operations, as well as our reputation. In addition, whether or not such expenses, penalties, or sanctions are actually incurred, the actual or alleged violation of the FCPA, the Bribery Act, or any similar anti-bribery laws could have a negative impact on our reputation.
Opportunities within the government sector could lead to increased governmental rules and regulations applicable to us. As a government contractor, we are subject to a number of procurement rules and other regulations, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors. Government agencies may review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. If government agencies determine through these audits or reviews that costs are improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we are engaged in improper activity, we may be subject to civil and criminal penalties and debarment or suspension from doing business with the government. Government contracts are also subject to renegotiation of terms by the government, termination by the government prior to the expiration of the term, and non-renewal by the government.
Human Capital and Labor Risk Factors
The departure of key personnel could disrupt our business. We depend on the continued efforts of our senior management. The loss of key personnel, including a temporary loss as a result of illness, or the inability to hire and retain qualified executives, could negatively impact our ability to manage our business.
We may be unable to attract and retain skilled employees. Our ability to grow and maintain productivity and profitability will be limited by our ability to employ, train, and retain skilled personnel necessary to meet our requirements. We are dependent upon our project managers and field supervisors who are responsible for managing our projects, and there can be no assurance that any individual will continue in his or her capacity for any particular period of time. The loss of such qualified employees could have an adverse effect on our business. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our business strategy or that labor expenses will not increase as a result of a shortage in the supply of these skilled personnel. The availability and costs to adequately train and maintain a skilled labor force could be impacted by factors we cannot control, including changes in the unemployment rate, prevailing wage rates, benefit costs, the COVID-19 pandemic, and competition for labor from our competitors in the markets we serve. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues.
The uncertainty of contract award timing or project delays can also present difficulties in managing our workforce size. Our inability to efficiently manage our workforce may require us to incur costs resulting from excess staff, reductions in staff, or redundancies that could have an adverse impact on our business, financial condition, results of operations, and cash flows.
Our unionized workforce could adversely affect our operations; our participation in many multiemployer pension plans could result in substantial liabilities being incurred. As of December 31, 2020, approximately 59% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. However, only two of our collective bargaining agreements are national or regional in scope, and not all of our collective bargaining agreements expire at the same time. Strikes or work stoppages likely would adversely impact our relationships with our customers and could have a material adverse effect on our financial position, results of operations, and cash flows. We contribute to approximately 200 multiemployer pension plans based upon wages paid to our union employees that could result in our being responsible for a portion of the unfunded liabilities under such plans. Our potential liability for unfunded liabilities could be material. Under the Employee Retirement Income Security Act, we may become liable for our proportionate share of a multiemployer pension plan’s underfunding if we cease to contribute to that pension plan or significantly reduce the employees in respect of which we make contributions to that pension plan. See Note 15 - Retirement Plans of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information regarding multiemployer pension plans.
Risk Factors Related to the Ownership of our Common Stock
Certain provisions of our corporate governance documents could make an acquisition of us, or a substantial interest in us, more difficult. The following provisions of our certificate of incorporation and by-laws, as currently in effect, as well as Delaware law, could discourage potential proposals to acquire us, delay or prevent a change in control of us, or limit the price that investors may be willing to pay in the future for shares of our common stock:
•our certificate of incorporation permits our board of directors to issue “blank check” preferred stock and to adopt amendments to our by-laws;
•our by-laws contain restrictions regarding the right of our stockholders to nominate directors and to submit proposals to be considered at stockholder meetings;
•our certificate of incorporation and by-laws limit the right of our stockholders to call a special meeting of stockholders and to act by written consent; and
•we are subject to provisions of Delaware law, which prohibit us from engaging in any of a broad range of business transactions with an “interested stockholder” for a period of three years following the date such stockholder becomes classified as an interested stockholder.

General Risk Factors
Public health emergencies, epidemics, or pandemics, including the novel coronavirus, impact our business. The impact of the global spread of COVID-19, and the responses of governments, businesses, and individuals to combat it, have caused significant volatility, uncertainty, and economic disruption, which has and will continue to adversely impact our operations and those of our customers and clients. In March 2020, the World Health Organization characterized COVID-19 as a global pandemic, and the President declared a national emergency concerning the COVID-19 outbreak. Government authorities in the United States and United Kingdom have recommended or imposed certain social distancing, quarantine, and isolation measures to varying degrees, with many such measures impacting large portions of the population. These measures have included limitations on travel and mandatory cessation of certain business activities, some of which have been relaxed or adjusted and others of which remain in effect. Both the outbreak and the containment and mitigation measures have a serious adverse impact on the economy, the severity and duration of which are uncertain. The extent to which government stabilization efforts will mitigate the consequences to the economy is difficult to predict and the scope, scale, and effectiveness of any additional stimulus measures remains unknown.
Although we have established a pandemic response plan and procedures, our workforce and ongoing operations have been, are, and may continue to be impacted by the COVID-19 pandemic. For example, we have experienced disruptions that have impacted our ability to perform our work. Such impacts include, but are not limited to, access restrictions and temporary job site shutdowns, reduced labor efficiency resulting from adherence to physical distancing and other enhanced safety protocols mandated at the majority of our worksite locations, and the deferral of maintenance and service projects by our customers. The extent to which the COVID-19 pandemic will continue to impact our business and results of operations remains highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic; the duration and extent of imposed or recommended containment and mitigation measures; the extent, duration, and effective execution of ongoing government stabilization and recovery efforts; the timing, availability, efficacy, adoption, and distribution of vaccines or other preventative treatments; the continued impact of the pandemic on economic activity, including on construction projects, our customers’ demand for our services, and our vendors’ ability to supply us with raw materials; our ability to effectively operate, including as a result of travel restrictions and mandatory business and facility closures; the ability of our customers to pay us for services rendered; any further closures of our and our customers’ offices and facilities; and any additional project delays or shutdowns. Customers may also slow down decision-making, delay planned work, or seek to terminate existing agreements. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and/or stock price.
Additionally, as many of our employees continue to access our systems remotely, as a result of the COVID-19 pandemic and the associated business or facility closures or reduced or staggered in-person attendance, we may be subject to heightened security risks, including the risks of cyber-attacks. Further, if any of our key personnel are unable to perform their duties for a period of time, including as a result of illness, our results of operations could be adversely affected.
Furthermore, our business, financial condition, results of operations, and/or stock price could be adversely affected in the future by the effects of another epidemic or pandemic, or otherwise by the spread of contagious diseases other than COVID-19. Such effects could be similar to those of the COVID-19 pandemic or could impact our business in different ways, including supply-chain disruptions, restrictions on our ability to provide services in the regions affected, adverse impacts on our workforce, and impacts to the U.S. or global economy or financial markets generally.
Natural disasters, terrorist attacks and other catastrophic events could disrupt our operations and services. Natural disasters, acts of terrorism and other catastrophic events, and the actions taken by the United States and/or other governments or actors in response to such events, may result in property damage, supply disruption, or economic dislocations throughout the country. Although it is not possible to predict such events or their consequences, these events could increase the volatility of our financial results due to decreased demand and unforeseen costs, with partial or no corresponding compensation from clients.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We own a limited number of facilities; however, the majority of our operations are conducted at leased properties, which are located throughout the United States and United Kingdom. These properties consist of offices, warehouses, fabrication shops, and maintenance and cleaning facilities. We do not consider any one of these locations to be material to our operations. We believe that our facilities are well maintained, in good operating condition, and suitable for the purposes for which they are used.
See Note 17 - Leases of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information regarding our leases. We utilize substantially all of our leased or owned facilities and believe there will be no difficulty either in negotiating the renewal of such leases as they expire or in finding alternative space, if necessary.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Anthony J. Guzzi, Age 56; President since October 2004, Chief Executive Officer since January 2011 and Chairman of the Board since June 2018. From October 2004 to January 2011, Mr. Guzzi served as Chief Operating Officer of the Company. From August 2001 until he joined the Company, Mr. Guzzi was President of the North American Distribution and Aftermarket Division of Carrier Corporation (“Carrier”). Carrier is a manufacturer and distributor of commercial and residential HVAC and refrigeration systems and equipment and a provider of aftermarket services and components of its own products and those of other manufacturers in both the HVAC and refrigeration industries.
Mark A. Pompa, Age 56; Executive Vice President and Chief Financial Officer of the Company since April 2006 and Treasurer of the Company from October 2019 to June 2020. From June 2003 to April 2006, Mr. Pompa was Senior Vice President-Chief Accounting Officer of the Company, and from June 2003 to January 2007, Mr. Pompa also served as Treasurer of the Company. From September 1994 to June 2003, Mr. Pompa was Vice President and Controller of the Company.
R. Kevin Matz, Age 62; Executive Vice President-Shared Services of the Company since December 2007 and Senior Vice President-Shared Services from June 2003 to December 2007. From April 1996 to June 2003, Mr. Matz served as Vice President and Treasurer of the Company and Staff Vice President-Financial Services of the Company from March 1993 to April 1996.
Maxine L. Mauricio, Age 49; General Counsel and Secretary of the Company since January 2016 and Executive Vice President since February 2021. Ms. Mauricio was a Senior Vice President of the Company from January 2016 to February 2021. From January 2012 to December 2015, Ms. Mauricio was Vice President and Deputy General Counsel of the Company, and from May 2002 to December 2011, she served as Assistant General Counsel of the Company. Prior to joining the Company, Ms. Mauricio was an associate at Ropes & Gray LLP.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock trades on the New York Stock Exchange under the symbol “EME.”
Holders. As of February 19, 2021, there were approximately 450 stockholders of record.
Dividends. We have paid quarterly dividends since October 25, 2011. We expect that such quarterly dividends will be paid for the foreseeable future. Prior to October 25, 2011, no cash dividends had been paid on the Company’s common stock. We paid a regular quarterly dividend of $0.08 per share throughout 2020. In December 2020, our Board of Directors announced its intention to increase the regular quarterly dividend to $0.13 per share commencing with the dividend to be paid in the first quarter of 2021. Our 2020 Credit Agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay a quarterly dividend of $0.13 per share for the foreseeable future. See Note 10 - Debt of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further information regarding our 2020 Credit Agreement.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes repurchases of our common stock made by us during the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plan or Programs

October 1, 2020 to October 31, 2020	56,752	$64.30	56,752	$255,809,583
November 1, 2020 to November 30, 2020	135,312	$72.83	135,312	$245,954,397
December 1, 2020 to December 31, 2020	—	—	—	$245,954,397
Total	192,064	$70.31	192,064
_________

(1)    In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.15 billion of our outstanding common stock. As of December 31, 2020, there remained authorization for us to repurchase approximately $246.0 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases.

(2)    Excludes 854 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.

ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Description
We are one of the largest electrical and mechanical construction and facilities services firms in the United States. In addition, we provide a number of building services and industrial services. Our services are provided to a broad range of commercial, industrial, utility and institutional customers through approximately 85 operating subsidiaries. Our offices are located in the United States and the United Kingdom.
We have the following reportable segments, which provide services associated with the design, integration, installation, start-up, operation and maintenance of various systems: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; process instrumentation in the refining, chemical processing, food processing, and mining industries; low-voltage systems, such as fire alarm, security, and process control; voice and data communication, including fiber-optic and low-voltage cabling, distributed antenna systems, and audiovisual systems; roadway and transit lighting and signaling; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration, and clean-room process ventilation; fire protection; plumbing, process, and high-purity piping; controls and filtration; water and wastewater treatment; central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom building services. The “United States building services” and “United Kingdom building services” segments principally consist of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities, including commercial and government site-based operations and maintenance; facility management, maintenance, and services; outage services to utilities and industrial plants; military base operations support services; mobile mechanical maintenance and services, including maintenance and service of mechanical, electrical, plumbing, and building automation systems; indoor air quality improvement services; floor care and janitorial services; landscaping, lot sweeping, and snow removal; other building services, including reception, security, and catering services; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; and small modification and retrofit projects, which services are not generally related to customers’ construction programs. The “United States industrial services” segment principally consists of those operations which provide industrial maintenance and services for refineries, petrochemical plants, and other customers within the oil and gas industry. Services of this segment include refinery turnaround planning and engineering; specialty welding; overhaul and maintenance of critical process units; specialty technical services; on-site repairs, maintenance and service of heat exchangers, towers, vessels, and piping; and design, manufacturing, repair, and hydro blast cleaning of shell and tube heat exchangers and related equipment.
COVID-19 and Market Update
In December 2019, a novel strain of coronavirus (“COVID-19”) emerged and has spread around the world. On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic. In response, government authorities in the U.S. and U.K. imposed various social distancing, quarantine, and isolation measures on large portions of the population.
As a result of the pandemic, as well as the related containment and mitigation measures, we have experienced disruptions that have impacted our ability to execute on our remaining performance obligations in many of the markets in which we operate. Such impacts include, but are not limited to, access restrictions and temporary job site shutdowns, reduced labor efficiency resulting from the adherence to physical distancing and other enhanced safety protocols mandated at the majority of our worksite locations, and the curtailment or deferral of maintenance and service projects by our customers. Although we have not experienced significant project cancellations, and we continue to actively quote new work for our customers, as evidenced by the 14% increase in our remaining performance obligations since December 31, 2019, we are experiencing delays in certain projects and a reduction in the number of call-out service and repair opportunities. Additionally, the demand for oil has significantly deteriorated as a result of the pandemic and the corresponding preventative measures taken around the world to mitigate the spread of the virus, including travel restrictions imposed by various local, state, and other governmental authorities. Other macroeconomic events, including geopolitical tensions between the Organization of Petroleum Exporting Countries (“OPEC”) and Russia, resulted in significant volatility in the price of crude oil during the first half of 2020. Although oil prices have subsequently experienced a partial recovery, the overall uncertainty driven by these events has significantly impacted the markets in which our United States industrial services segment operates. As a result, many customers have responded by reducing capital spending, implementing various cost cutting measures, and closing certain of their facilities. Such customer actions have resulted in a significant decrease in the demand for our service offerings within such segment.

During the second half of the year, we experienced stabilization within our United States construction segments and our United States and United Kingdom building services segments as certain shelter-in-place orders were lifted, various other containment and mitigation measures were eased, and/or our teams and customers further adapted to this new work environment; however, this positive trend may not continue. The extent to which the COVID-19 pandemic will impact our business and results of operations in future periods remains highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to quarantine; the extent, duration, and effective execution of ongoing government stabilization and recovery efforts; the timing, availability, efficacy, adoption, and distribution of vaccines or other preventative treatments; the continued impact of the pandemic on broader economic activity, including on construction projects and the oil and gas and related industrial markets; our customers’ demand for our services; our ability to effectively operate in this environment; the ability of our customers to pay us for services rendered; and any prolonged delays or shutdowns of active projects or closures of our and our customers’ offices and facilities. To date, we have been able to source the supplies and materials needed to operate our business with minimal disruptions. However, the impact of the COVID-19 pandemic on our vendors continues to evolve and may make it difficult to obtain such materials in future periods. While we believe our remaining performance obligations are firm, customers may also slow down decision-making, delay planned work or seek to terminate existing agreements. Any of these events could have a material adverse effect on our business, financial condition, and/or results of operations.
2020 versus 2019
Overview
The following table presents selected financial data for the fiscal years ended December 31, 2020 and 2019 (in thousands, except percentages and per share data):

	2020	2019
Revenues	$8,797,061	$9,174,611
Revenues (decrease) increase from prior year	(4.1)%	12.8%
Gross profit	$1,395,382	$1,355,868
Gross profit as a percentage of revenues	15.9%	14.8%
Restructuring expenses	$2,214	$1,523
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	$232,750	$—
Operating income	$256,834	$460,892
Operating income as a percentage of revenues	2.9%	5.0%
Net income attributable to EMCOR Group, Inc.	$132,943	$325,140
Diluted earnings per common share from continuing operations	$2.40	$5.75
Revenues of $8.80 billion for the year ended December 31, 2020 decreased by 4.1% from revenues of $9.17 billion for the year ended December 31, 2019. As discussed in further detail below, such decrease in revenues was attributable to revenue declines within our United States industrial services segment and our United States electrical construction and facilities services segment, largely as a result of a decrease in demand for our service offerings within the oil and gas and related industrial markets given the aforementioned negative macroeconomic conditions impacting these markets. These revenue declines were partially offset by revenue growth within our United States mechanical construction and facilities services segment and our United States building services segment, inclusive of the impact of businesses acquired, as discussed below, as well as an increase in revenues of our United Kingdom building services segment.
Operating income for 2020 was $256.8 million, or 2.9% of revenues, compared to operating income of $460.9 million, or 5.0% of revenues, in 2019. Our operating results for the year ended December 31, 2020 included $232.8 million of non-cash impairment charges recorded during the second quarter, primarily within our United States industrial services segment, which negatively impacted the Company’s operating margin for 2020 by approximately 270 basis points. Excluding the impact of such impairments, operating income and operating margin for the twelve months ended December 31, 2020 increased by $28.7 million and 60 basis points, respectively, primarily as a result of favorable execution within our United States construction segments, as described in further detail below.
Net income of $132.9 million, or $2.40 per diluted share, for the year ended December 31, 2020, compares unfavorably to net income of $325.1 million, or $5.75 per diluted share, for the year ended December 31, 2019. The decline in both net income and diluted earnings per common share are a result of the aforementioned impairment charges and the related tax effects as the majority of such charges are non-deductible for tax purposes.

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
We acquired three companies in 2020, including: (a) a company that provides building automation and controls solutions within the Northeastern region of the United States, (b) a full service provider of mechanical services within the Washington, D.C. metro area, and (c) a company, the results of operations of which were de minimis, that provides mobile mechanical services in the Southern region of the United States. The results of operations for all three companies have been included within our United States building services segment.
On November 1, 2019, we completed the acquisition of Batchelor & Kimball, Inc. (“BKI”), a leading full service provider of mechanical construction and maintenance services. This acquisition strengthens our position and broadens our capabilities in the Southern and Southeastern regions of the United States, and the results of its operations have been included within our United States mechanical construction and facilities services segment. In addition to BKI, during 2019, we acquired: (a) a company that provides electrical contracting services in central Iowa, the results of operations of which have been included within our United States electrical construction and facilities services segment, (b) a company that provides mechanical contracting services in south-central and eastern Texas, the results of operations of which have been included within our United States mechanical construction and facilities services segment, and (c) four companies included within our United States building services segment, consisting of: (i) a company that provides mobile mechanical services in the Southern region of the United States and (ii) three companies, the results of operations of which were de minimis, which bolster our presence in geographies where we have existing operations and provide either mobile mechanical services or building automation and controls solutions.
Companies acquired in 2020 and 2019 generated incremental revenues of $269.6 million and incremental operating income of $15.4 million, inclusive of $16.0 million of amortization expense associated with identifiable intangible assets, for the year ended December 31, 2020.
Discussion and Analysis of Results of Operations
Revenues
The following table presents our revenues for each of our operating segments and the approximate percentages that each segment’s revenues were of total revenues for the years ended December 31, 2020 and 2019 (in thousands, except for percentages):

	2020	% of Total	2019	% of Total
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,973,427	22%	$2,216,600	24%
United States mechanical construction and facilities services	3,485,495	40%	3,340,337	36%
United States building services	2,110,129	24%	2,106,872	23%
United States industrial services	797,447	9%	1,087,543	12%
Total United States operations	8,366,498	95%	8,751,352	95%
United Kingdom building services	430,563	5%	423,259	5%
Total operations	$8,797,061	100%	$9,174,611	100%

As described in more detail below, revenues for the year ended December 31, 2020 decreased to $8.80 billion compared to $9.17 billion for the year ended December 31, 2019. Revenue declines within our United States industrial services segment and our United States electrical construction and facilities services segment, largely as a result of a decrease in demand for our service offerings within the oil and gas and related industrial markets, were partially offset by revenue growth within our United States mechanical construction and facilities services segment, our United States building services segment, and our United Kingdom building services segment. Companies acquired in 2020 and 2019, which are reported in our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment and our United States building services segment, generated incremental revenues of $269.6 million in 2020.

Revenues of our United States electrical construction and facilities services segment were $1,973.4 million for the year ended December 31, 2020 compared to revenues of $2,216.6 million for the year ended December 31, 2019. The decrease in revenues was attributable to: (a) a reduction in industrial project activities within the manufacturing market sector due to adverse market conditions within the oil and gas industry, as previously referenced, (b) a decline in revenues from construction projects within the commercial market sector, as a result of the completion or substantial completion of certain projects, and (c) the effects of the COVID-19 pandemic on our operations, which resulted in: (i) a decrease in the number of short duration projects and (ii) project delays or access restrictions resulting from the various containment and mitigation measures mandated by certain of our customers and/or governmental authorities. The results for the year ended December 31, 2020 included $25.4 million of incremental revenues generated by a company acquired in 2019.
Our United States mechanical construction and facilities services segment revenues for the year ended December 31, 2020 were $3,485.5 million, a $145.2 million increase compared to revenues of $3,340.3 million for the year ended December 31, 2019. The results for the year ended December 31, 2020 included $188.8 million of incremental revenues generated by companies acquired in 2019. Excluding the impact of acquisitions, revenues of this segment decreased by $43.7 million, primarily as a result of a decline in revenues from: (a) the manufacturing market sector, inclusive of certain large food processing construction projects, and (b) several telecommunications and technology projects. Similar to our United States electrical construction and facilities services segment, revenues of this segment were negatively impacted by the effects of the COVID-19 pandemic, which resulted in project delays and temporary job site shutdowns, as well as a decrease in the number of short duration projects. These revenue reductions were partially offset by increased revenues from the majority of the remaining market sectors in which we operate, most notably the institutional, transportation, and commercial market sectors.
Revenues of our United States building services segment were $2,110.1 million and $2,106.9 million for the years ended December 31, 2020 and 2019, respectively. Excluding acquisition revenues of $55.4 million, this segment’s revenues decreased by approximately $52.1 million during the year ended December 31, 2020. Such reduction in revenues was primarily attributable to: (a) decreased project and controls activities within our mobile mechanical services operations, largely as a result of the impact of the COVID-19 pandemic, which resulted in fewer project opportunities given the temporary closure of certain customer facilities, (b) decreased large project activity within our energy services operations, primarily as a result of the completion of certain projects which were active in the prior year, and (c) the loss of certain contracts not renewed pursuant to rebid within our government services business. These revenue declines were partially offset by increased customer demand for certain services aimed at improving the indoor air quality within their facilities as well as an increase in revenues within our commercial site-based services operations, as a result of new contract awards and scope expansion on certain contracts with existing customers.
Revenues of our United States industrial services segment for the year ended December 31, 2020 were $797.4 million, a $290.1 million decrease compared to revenues of $1,087.5 million for the year ended December 31, 2019. Revenues of this segment for the year ended December 31, 2020 were negatively impacted by adverse market conditions including unprecedented volatility in the price of crude oil, largely as a result of a decline in demand caused by the COVID-19 pandemic. Such macroeconomic conditions led to a decrease in demand for our services, which resulted in: (a) a decrease in maintenance and capital project activity within our field services operations and (b) a reduction in new build heat exchanger sales and a decrease in maintenance, repair, and hydro blast cleaning services within our shop services operations. In addition, revenues for the year ended December 31, 2020 were negatively impacted by project stoppages resulting from hurricanes, including certain named storms, within the Gulf Coast region.
Our United Kingdom building services segment revenues were $430.6 million in 2020 compared to $423.3 million in 2019. The increase in revenues within this segment was primarily attributable to: (a) an increase in revenues from new maintenance contract awards within the commercial market sector, and (b) increased project activity with existing customers, primarily within the water and wastewater market sector, despite reduced opportunities for project work brought upon by the temporary closure of certain customer facilities and the temporary suspension of capital spending as a result of the COVID-19 pandemic in the first half of 2020. This segment’s revenues were positively impacted by $2.3 million related to the effect of favorable exchange rates for the British pound versus the United States dollar.
Cost of sales and Gross profit
The following table presents cost of sales, gross profit (revenues less cost of sales), and gross profit margin (gross profit as a percentage of revenues) for the years ended December 31, 2020 and 2019 (in thousands, except for percentages):

	2020	2019
Cost of sales	$7,401,679	$7,818,743
Gross profit	$1,395,382	$1,355,868
Gross profit margin	15.9%	14.8%

Our gross profit for the year ended December 31, 2020 was $1,395.4 million, a $39.5 million increase compared to gross profit of $1,355.9 million for the year ended December 31, 2019. Our gross profit margin was 15.9% and 14.8% for 2020 and 2019, respectively. The increase in gross profit for the year ended December 31, 2020 was a result of an increase in gross profit from our United States mechanical construction and facilities services segment and our United Kingdom building services segment. The increase in gross profit margin was predominantly attributable to improved operating performance within both of our United States construction segments, as described in further detail below.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) for the years ended December 31, 2020 and 2019 (in thousands, except for percentages):

	2020	2019
Selling, general and administrative expenses	$903,584	$893,453
Selling, general and administrative expenses as a percentage of revenues	10.3%	9.7%
Our selling, general and administrative expenses for the year ended December 31, 2020 were $903.6 million compared to selling, general and administrative expenses of $893.5 million for the year ended December 31, 2019. For the year ended December 31, 2020, selling, general and administrative expenses included $29.6 million of incremental expenses directly related to companies acquired in 2020 and 2019, including amortization expense attributable to identifiable intangible assets of $9.5 million. Excluding incremental expenses from businesses acquired, our selling, general and administrative expenses decreased by $19.4 million, primarily as a result of certain cost reductions resulting from, or actions taken in response to, the COVID-19 pandemic, including: (a) a reduction in certain discretionary spending, such as travel and entertainment costs, (b) a decrease in salary expense due to: (i) a reduction in headcount, resulting from lower revenues than in the same prior year period, and (ii) certain short-term cost cutting measures, including temporary furloughs and salary reductions, and (c) a decrease in employee benefit costs, partially due to a decline in medical claims. These cost reductions were partially offset by an increase in incentive compensation expense, predominantly within our United States mechanical construction and facilities services segment, due to improved operating performance by several of our subsidiaries when compared to the prior year.
Selling, general and administrative expenses as a percentage of revenues were 10.3% and 9.7% for 2020 and 2019, respectively. The increase in SG&A margin for the year ended December 31, 2020 was primarily due to a reduction in revenues without a commensurate decrease in certain of our overhead costs, including: (a) certain fixed costs within our United States industrial services segment, despite the significant revenue decline within such segment, and (b) the above referenced increase in incentive compensation expense.
Restructuring expenses
Restructuring expenses, relating to employee severance obligations, were $2.2 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the balance of restructuring related obligations yet to be paid was $2.7 million and $1.6 million, respectively. The obligations outstanding as of December 31, 2020 will be paid pursuant to our contractual obligations through 2022. No material expenses in connection with restructuring are expected to be incurred during 2021.
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets
During the second quarter of 2020, we identified certain indicators of impairment resulting from the aforementioned uncertainties caused by the COVID-19 pandemic and the significant volatility in the price of crude oil. These uncertainties have resulted in lower forecasted revenue and operating margin expectations for those of our businesses that are highly dependent on the strength of the oil and gas and related industrial markets, resulting in the recognition of impairment charges totaling $232.8 million during the three months ended June 30, 2020. Of this amount, $230.3 million related to our United States industrial services segment and was comprised of: (a) $225.5 million related to goodwill, (b) $4.2 million associated with a subsidiary trade name, and (c) $0.6 million related to certain long-lived assets. The remaining $2.5 million represented a subsidiary trade name impairment within our United States electrical construction and facilities services segment. No additional impairment charges were recorded during the remainder of 2020 and no impairment of our goodwill, identifiable intangible assets, or other long-lived assets was recognized during the year ended December 31, 2019.

Operating income (loss)
The following table presents by segment our operating income (loss) and each segment’s operating income (loss) as a percentage of such segment’s revenues from unrelated entities for the years ended December 31, 2020 and 2019 (in thousands, except for percentages):

	2020	% of Segment Revenues	2019	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$166,501	8.4%	$161,684	7.3%
United States mechanical construction and facilities services	292,536	8.4%	225,040	6.7%
United States building services	113,431	5.4%	114,754	5.4%
United States industrial services	(2,788)	(0.3)%	44,340	4.1%
Total United States operations	569,680	6.8%	545,818	6.2%
United Kingdom building services	20,660	4.8%	18,323	4.3%
Corporate administration	(98,542)	—	(101,726)	—
Restructuring expenses	(2,214)	—	(1,523)	—
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	(232,750)	—	—	—
Total operations	256,834	2.9%	460,892	5.0%
Other corporate items:
Net periodic pension (cost) income	2,980		1,553
Interest expense	(9,009)		(13,821)
Interest income	1,521		2,265
Income from continuing operations before income taxes	$252,326		$450,889
As described in more detail below, operating income was $256.8 million, or 2.9% of revenues, for the year ended December 31, 2020, compared to operating income of $460.9 million, or 5.0% of revenues, for the year ended December 31, 2019. Our operating results for 2020 included $232.8 million of non-cash impairment charges recorded during the second quarter, which negatively impacted the Company’s full year operating margin in 2020 by approximately 270 basis points. Excluding the impact of such impairments, operating income and operating margin for the twelve months ended December 31, 2020 increased by $28.7 million and 60 basis points, primarily as a result of favorable execution within our United States construction segments. Companies acquired in 2020 and 2019, which are reported in our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, and our United States building services segment, generated incremental operating income of $15.4 million, inclusive of $16.0 million of amortization expense associated with identifiable intangible assets, for the year ended December 31, 2020.
Operating income of our United States electrical construction and facilities services segment for the year ended December 31, 2020 was $166.5 million, or 8.4% of revenues, compared to operating income of $161.7 million, or 7.3% of revenues, for the year ended December 31, 2019. A company acquired in 2019 contributed incremental operating income of $1.6 million, inclusive of $0.1 million of amortization expense associated with identifiable intangible assets, during 2020. The year-over-year increase in operating income was largely attributable to a reduction in selling, general and administrative expenses, including a curtailment in certain discretionary spending, such as travel and entertainment costs, and a decrease in employee benefit costs, resulting from a decline in medical claims. Despite an increase in gross profit from project activities within the commercial market sector, driven by several telecommunication construction projects, this segment experienced a marginal reduction in annual gross profit given: (a) a decrease in gross profit within the manufacturing market sector due to a reduction in industrial project activities resulting from the adverse market conditions within the oil and gas industry, (b) a decline in gross profit from short duration project activities, given the effects of the COVID-19 pandemic, which led to fewer short duration project opportunities, and (c) the under absorption of certain indirect costs due to the overall reduction in segment revenues. The increase in operating margin for the year ended December 31, 2020 was a result of an increase in gross profit margin given favorable project execution and a more profitable mix of work within this segment. These gross profit margin improvements were partially offset by an increase in the ratio of selling, general and administrative expenses to revenues, as a result of the revenue declines experienced by this segment during 2020.

Our United States mechanical construction and facilities services segment’s operating income for the year ended December 31, 2020 was $292.5 million, a $67.5 million increase compared to operating income of $225.0 million for the year ended December 31, 2019. Companies acquired in 2019 contributed incremental operating income of $9.3 million, inclusive of $12.7 million of amortization expense associated with identifiable intangible assets for the year ended December 31, 2020. Excluding the impact of businesses acquired, annual operating income of this segment increased by approximately $58.2 million. Despite the disruption caused by the COVID-19 pandemic during 2020, our United States mechanical construction and facilities services segment experienced an increase in gross profit from construction projects within the majority of the market sectors in which we operate. Operating margins within this segment for the years ended December 31, 2020 and 2019 were 8.4% and 6.7%, respectively. The year-over-year increase in operating margin for this segment was attributable to an increase in gross profit margin, primarily within: (a) the manufacturing market sector, driven by certain large food processing construction projects, and (b) the commercial market sector, inclusive of a number of technology projects, which reached substantial completion during the year. The increases in gross profit and gross profit margin were partially offset by an increase in selling, general and administrative expenses, as well as the ratio of selling, general and administrative expenses to revenues, largely as a result of an increase in incentive compensation expense due to the improved year-over-year operating performance and an increase in amortization expense associated with identifiable intangible assets resulting from companies acquired in 2019.
Operating income of our United States building services segment was $113.4 million in 2020, compared to $114.8 million in 2019. Operating margin of this segment was 5.4% in both periods. Companies acquired in 2020, which are included within this segment’s mobile mechanical services division, contributed incremental operating income of $4.5 million, inclusive of $3.2 million of amortization expense associated with identifiable intangible assets. The decrease in segment operating income for the year ended December 31, 2020 was primarily due to a decrease in gross profit resulting from: (a) a reduction in large project activity within our energy services operations, and (b) when excluding the impact of acquired businesses, reduced project and controls activities within our mobile mechanical services operations, largely as a result of the temporary closure of certain customer facilities impacted by the COVID-19 pandemic. These gross profit reductions were partially offset by increased gross profit from service repair and maintenance activities within our mobile mechanical services operations, partially as a result of increased customer demand for certain services aimed at improving the indoor air quality within their facilities. Operating income of this segment additionally benefited from an overall decrease in selling, general and administrative expenses due to certain cost reduction measures enacted during the year.
Our United States industrial services segment reported an operating loss of $2.8 million for the year ended December 31, 2020 compared to operating income of $44.3 million for the year ended December 31, 2019. Operating margin of this segment was (0.3)% and 4.1% for 2020 and 2019, respectively. As previously referenced, this segment’s results for the year ended December 31, 2020 were severely impacted by adverse macroeconomic factors impacting the oil and gas industry. As a result of such conditions, this segment experienced a reduction in gross profit from both our field services and shop services operations due to: (a) a decrease in demand for our service offerings, (b) the deferral, curtailment, or cancellation of previously scheduled projects with certain customers, and (c) an unfavorable mix of work, which included a greater number of projects with lower than typical gross profit margins. The aforementioned decrease in gross profit was partially offset by a reduction in selling, general and administrative expenses during the year, including: (a) incentive compensation and salaries, (b) employee benefit costs, and (c) certain discretionary spending, such as travel and entertainment costs. The decrease in operating margin for the year ended December 31, 2020 was attributable to a decrease in gross profit margin resulting from the above noted factors, as well as an increase in the ratio of selling, general and administrative expenses to revenues due to a decrease in revenue without a commensurate decrease in certain of this segment’s fixed overhead costs.
Our United Kingdom building services segment operating income for the year ended December 31, 2020 was $20.7 million, or 4.8% of revenues, which compares favorably to operating income of $18.3 million, or 4.3% of revenues, for the year ended December 31, 2019. The increase in annual operating income of this segment was primarily a result of incremental gross profit from new maintenance contract awards. Exchange rate movements for the British pound versus the United States dollar did not have a significant impact on this segment’s operating income for the twelve months ended December 31, 2020. The year-over-year increase in this segment’s operating margin was attributable to an increase in gross profit margin, primarily as a result of a more favorable mix of work, and a decrease in the ratio of selling, general and administrative expenses to revenues.
Our corporate administration operating loss was $98.5 million for 2020 compared to $101.7 million in 2019. The decrease in corporate administration expenses for the year ended December 31, 2020 was primarily due to: (a) a decrease in long-term incentive compensation expense, (b) a decrease in salary expense as a result of: (i) certain short-term cost cutting measures, including temporary furloughs and salary reductions, and (ii) permanent headcount reductions resulting from the realignment of certain of our back office functions, (c) curtailment in certain discretionary spending, such as travel and entertainment costs, and (d) a reduction in professional fees.

Non-operating items
Interest expense was $9.0 million and $13.8 million for 2020 and 2019, respectively. Interest income was $1.5 million and $2.3 million for 2020 and 2019, respectively. The decrease in both interest expense and interest income for 2020 resulted from lower interest rates. The decrease in interest expense was partially offset by the impact of higher average outstanding borrowings.
Our income tax provision for the year ended December 31, 2020 was $119.4 million based on an income tax rate of 47.3%, compared to an income tax provision and an income tax rate of $125.7 million and 27.9%, respectively, for the year ended December 31, 2019. Our income tax rate and income tax provision for 2020 were impacted by the tax-effect of the $232.8 million of non-cash goodwill, identifiable intangible asset, and other long-lived asset impairment charges recorded during the second quarter, the majority of which is non-deductible for tax purposes.
Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	December 31, 2020	% of Total	December 31, 2019	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,087,238	24%	$1,036,216	26%
United States mechanical construction and facilities services	2,673,293	58%	2,229,090	55%
United States building services	612,179	13%	542,269	13%
United States industrial services	91,237	2%	104,613	3%
Total United States operations	4,463,947	97%	3,912,188	97%
United Kingdom building services	130,673	3%	124,176	3%
Total operations	$4,594,620	100%	$4,036,364	100%
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
Remaining performance obligations include unrecognized revenues to be realized from uncompleted construction contracts. Although many of our construction contracts are subject to cancellation at the election of our customers, in accordance with industry practice, we do not limit the amount of unrecognized revenue included within remaining performance obligations for these contracts as the risk of cancellation is very low due to the inherent substantial economic penalty that our customers would incur upon cancellation or termination. We believe our reported remaining performance obligations for our construction contracts are firm and contract cancellations have not had a material adverse effect on us.
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
Our remaining performance obligations at December 31, 2020 were $4.59 billion compared to $4.04 billion at December 31, 2019. The increase in remaining performance obligations at December 31, 2020 was attributable to an increase in remaining performance obligations within all of our reportable segments, except for our United States industrial services segment.

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
2019 versus 2018
Overview
The following table presents selected financial data for the fiscal years ended December 31, 2019 and 2018 (in thousands, except percentages and per share data):

	2019	2018
Revenues	$9,174,611	$8,130,631
Revenues increase from prior year	12.8%	5.8%
Gross profit	$1,355,868	$1,205,453
Gross profit as a percentage of revenues	14.8%	14.8%
Restructuring expenses	$1,523	$2,306
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	$—	$907
Operating income	$460,892	$403,083
Operating income as a percentage of revenues	5.0%	5.0%
Net income attributable to EMCOR Group, Inc.	$325,140	$283,531
Diluted earnings per common share from continuing operations	$5.75	$4.89
The results of our operations for 2019 set new company records in terms of revenues, operating income, net income attributable to EMCOR Group, Inc., and diluted earnings per share from continuing operations. Operating margin (operating income as a percentage of revenues) for 2019 remained consistent with our previously established annual record of 5.0%.
Revenues increased by 12.8% from $8.13 billion for the year ended December 31, 2018 to $9.17 billion for the year ended December 31, 2019. Operating income for 2019 of $460.9 million, or 5.0% of revenues, increased by $57.8 million compared to operating income of $403.1 million, or 5.0% of revenues, in 2018.
The strong operating results in 2019 were due to revenue growth and an increase in operating income within all of our reportable segments, as well as operating margin expansion across all such segments, except for our United States mechanical construction and facilities services segment due to a change in revenue mix when compared to 2018.
Impact of Acquisitions
On November 1, 2019, we completed the acquisition of Batchelor & Kimball, Inc. (“BKI”), a leading full service provider of mechanical construction and maintenance services. This acquisition strengthens our position and broadens our capabilities in the Southern and Southeastern regions of the United States, and the results of its operations have been included within our United States mechanical construction and facilities services segment. In addition to BKI, during 2019, we acquired: (a) a company that provides electrical contracting services in central Iowa, the results of operations of which have been included within our United States electrical construction and facilities services segment, (b) a company that provides mechanical contracting services in south-central and eastern Texas, the results of operations of which have been included within our United States mechanical construction and facilities services segment, and (c) four companies included within our United States building services segment, consisting of: (i) a company that provides mobile mechanical services in the Southern region of the United States and (ii) three companies, the results of operations of which were de minimis, which bolster our presence in geographies where we have existing operations and provide either mobile mechanical services or building automation and controls solutions.
We acquired four companies in 2018. Two companies provide mobile mechanical services, one within the Eastern region and the other within the Western region of the United States. The third company is a full service provider of mechanical services within the Southern region of the United States. The results of operations for these three companies have been included in our United States building services segment. The fourth company provides electrical construction and maintenance services for industrial and commercial buildings in North Texas, and the results of its operations have been included in our United States electrical construction and facilities services segment.

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
The following table presents our revenues for each of our operating segments and the approximate percentages that each segment’s revenues were of total revenues for the years ended December 31, 2019 and 2018 (in thousands, except for percentages):

	2019	% of Total	2018	% of Total
Revenues from unrelated entities:
United States electrical construction and facilities services	$2,216,600	24%	$1,954,323	24%
United States mechanical construction and facilities services	3,340,337	36%	2,962,843	37%
United States building services	2,106,872	23%	1,875,485	23%
United States industrial services	1,087,543	12%	923,109	11%
Total United States operations	8,751,352	95%	7,715,760	95%
United Kingdom building services	423,259	5%	414,871	5%
Total operations	$9,174,611	100%	$8,130,631	100%

As described in more detail below, revenues for the year ended December 31, 2019 increased to $9.17 billion compared to $8.13 billion for the year ended December 31, 2018, with all reportable segments experiencing revenue growth year-over-year. Companies acquired in 2019 and 2018, which are reported in our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment and our United States building services segment, generated incremental revenues of $290.3 million in 2019.
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
Our United States mechanical construction and facilities services segment revenues for the year ended December 31, 2019 were $3,340.3 million, a $377.5 million increase compared to revenues of $2,962.8 million for the year ended December 31, 2018. The increase in revenues was primarily attributable to an increase in revenues from the majority of the market sectors in which we operate, including: (a) the manufacturing market sector, due to several food processing construction projects, (b) the commercial market sector, primarily as a result of certain telecommunication and technology construction projects in process during 2019, and (c) the healthcare, water and wastewater, and institutional market sectors due to increased project activity. In addition, the results for the year ended December 31, 2019 included $49.1 million of incremental revenues generated by companies acquired in 2019. These increases were partially offset by decreased revenues within the hospitality market sector as a result of the completion of certain large projects.
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

Revenues of our United States industrial services segment for the year ended December 31, 2019 were $1,087.5 million, a $164.4 million increase compared to revenues of $923.1 million for the year ended December 31, 2018. The increase in revenues was primarily due to increased maintenance and capital project activity within our field services operations. In addition, the results for the year ended December 31, 2019 benefited from a more normalized demand pattern for our turnaround services as compared to 2018, which was negatively impacted by the lingering effects of Hurricane Harvey, which led to the cancellation or deferral of certain previously scheduled maintenance activities with our customers. The increased revenues for the year ended December 31, 2019 were partially offset by a decrease in revenues from our shop services operations, primarily as a result of a reduction in new build heat exchanger sales.
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
Cost of sales and Gross profit
The following table presents cost of sales, gross profit, and gross profit margin for the years ended December 31, 2019 and 2018 (in thousands, except for percentages):

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
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses and SG&A margin, for the years ended December 31, 2019 and 2018 (in thousands, except for percentages):

	2019	2018
Selling, general and administrative expenses	$893,453	$799,157
Selling, general and administrative expenses as a percentage of revenues	9.7%	9.8%
Our selling, general and administrative expenses for the year ended December 31, 2019 were $893.5 million, a $94.3 million increase compared to selling, general and administrative expenses of $799.2 million for the year ended December 31, 2018. Selling, general and administrative expenses as a percentage of revenues were 9.7% and 9.8% for 2019 and 2018, respectively. The increase in selling, general and administrative expenses for the year ended December 31, 2019 included $35.1 million of incremental expenses directly related to companies acquired in 2019 and 2018, including amortization expense attributable to identifiable intangible assets of $4.5 million. In addition to the impact of acquisitions, selling, general and administrative expenses increased due to: (a) an increase in salaries and related employee benefit costs, partially as a result of an increase in headcount to support our revenue growth, (b) an increase in incentive compensation expense, due to higher annual operating results than in 2018, (c) an increase in information technology costs related to various initiatives in process during 2019, and (d) an increase in certain non-income based taxes. The decrease in SG&A margin for the year ended December 31, 2019 was primarily due to an increase in revenues without commensurate increases in our overhead cost structure.
Restructuring expenses
Restructuring expenses, primarily relating to employee severance obligations, were $1.5 million and $2.3 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the balance of restructuring related obligations yet to be paid was $1.6 million.

Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets
No impairment of our identifiable intangible assets was recognized for the year ended December 31, 2019. During 2018, we recorded a $0.9 million non-cash impairment charge associated with a finite-lived subsidiary trade name within our United States industrial services segment. No impairment of our goodwill was recognized for the years ended December 31, 2019 and 2018.
Operating income (loss)
The following table presents by segment our operating income (loss) and each segment’s operating income (loss) as a percentage of such segment’s revenues from unrelated entities for the years ended December 31, 2019 and 2018 (in thousands, except for percentages):

	2019	% of Segment Revenues	2018	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$161,684	7.3%	$139,430	7.1%
United States mechanical construction and facilities services	225,040	6.7%	219,853	7.4%
United States building services	114,754	5.4%	93,827	5.0%
United States industrial services	44,340	4.1%	27,671	3.0%
Total United States operations	545,818	6.2%	480,781	6.2%
United Kingdom building services	18,323	4.3%	15,930	3.8%
Corporate administration	(101,726)	—	(90,415)	—
Restructuring expenses	(1,523)	—	(2,306)	—
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	—	—	(907)	—
Total operations	460,892	5.0%	403,083	5.0%
Other corporate items:
Net periodic pension (cost) income	1,553		2,743
Interest expense	(13,821)		(13,544)
Interest income	2,265		2,746
Income from continuing operations before income taxes	$450,889		$395,028
As described in more detail below, we had operating income of $460.9 million for the year ended December 31, 2019 compared to operating income of $403.1 million for the year ended December 31, 2018. Operating margin was 5.0% for both periods. Operating income and operating margin increased within all of our reportable segments except, in the case of operating margin, our United States mechanical construction and facilities services segment, which experienced a 0.7% decline in operating margin as a result of a change in revenue mix compared to 2018.
Operating income of our United States electrical construction and facilities services segment for the year ended December 31, 2019 was $161.7 million, or 7.3% of revenues, compared to operating income of $139.4 million, or 7.1% of revenues, for the year ended December 31, 2018. The $22.3 million increase in operating income year-over-year was primarily attributable to an increase in gross profit within the commercial market sector, inclusive of certain telecommunication construction projects, partially offset by a decrease in gross profit within the transportation market sector as a result of the completion or substantial completion of certain multi-year construction projects. Additionally, companies acquired in 2019 and 2018 contributed incremental operating income of $6.1 million, inclusive of $1.7 million of amortization expense associated with identifiable intangible assets. The increase in operating margin for 2019 was attributable to an increase in gross profit margin, partially as a result of improved project execution.
Our United States mechanical construction and facilities services segment’s operating income for the year ended December 31, 2019 was $225.0 million, a $5.2 million increase compared to operating income of $219.9 million for the year ended December 31, 2018. Companies acquired in 2019 contributed incremental operating income of $0.1 million, inclusive of $2.8 million of amortization expense associated with identifiable intangible assets. The increase in operating income for 2019 was primarily attributable to an increase in gross profit from activities within the commercial and institutional market sectors, partially offset by a decrease in gross profit from construction projects within the manufacturing and hospitality market sectors. Operating margins within this segment for the years ended December 31, 2019 and 2018 were 6.7% and 7.4%, respectively.

The decrease in annual operating margin was attributable to a decrease in gross profit margin, primarily within the manufacturing market sector as a result of a change in the mix of work year-over-year, including several large food processing projects that had not achieved key milestones and were therefore being recognized at lower gross profit margins. This segment’s operating margin for 2018 was favorably impacted by the successful close-out of certain large manufacturing and hospitality construction projects.
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
Our United States industrial services segment operating income for the year ended December 31, 2019 was $44.3 million, a $16.7 million increase compared to operating income of $27.7 million for the year ended December 31, 2018. Operating margin of this segment was 4.1% and 3.0% for 2019 and 2018, respectively. The increase in operating income for the year ended December 31, 2019 was primarily due to an increase in demand for our service offerings during the year as we experienced a more normalized demand pattern within our field services operations as compared to 2018. The increase in operating margin for the year ended December 31, 2019 was primarily attributable to a decrease in the ratio of selling, general and administrative expenses to revenues, partially as a result of an increase in revenues without commensurate increases in this segment’s overhead cost structure.
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
Our corporate administration operating loss was $101.7 million for 2019 compared to $90.4 million in 2018. The increase in corporate administration expenses for the year ended December 31, 2019 was primarily due to: (a) an increase in employment costs, such as incentive compensation and salaries, (b) an increase in professional fees as a result of various information technology initiatives in process during 2019, and (c) an increase in certain non-income based taxes.
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
Our 2019 income tax provision was $125.7 million compared to $109.1 million for 2018. Our income tax rate was 27.9% and 27.6% for 2019 and 2018, respectively. The increase in the 2019 income tax provision was primarily driven by increased income from continuing operations before income taxes while the increase in the income tax rate was a result of: (a) an increase in our state deferred tax rate, partially as a result of a change in the mix of income, and (b) the continued impact of the Tax Cuts and Jobs Act, including the application of guidance regarding certain permanent differences and other nondeductible expenses.
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
Our short-term liquidity requirements primarily arise from: (a) working capital requirements, (b) business acquisitions, (c) share repurchases, (d) cash dividend payments, (e) interest and principal payments related to our outstanding indebtedness, (f) capital expenditures, and (g) income tax payments. We can expect to meet those requirements through our cash and cash equivalent balances, cash generated from our operations, and, if necessary, the borrowing capacity available under our revolving credit facility. However, negative macroeconomic trends, including prolonged impacts from the COVID-19 pandemic, could have an adverse effect on future liquidity if we experience delays in the payment of outstanding receivables beyond normal payment terms or an increase in credit losses. In addition, during economic downturns, there have typically been fewer small discretionary projects from the private sector and our competitors have aggressively bid larger long-term infrastructure and public sector contracts. Our short-term liquidity is also impacted by: (a) the type and length of construction contracts in place as performance of long duration contracts typically requires greater amounts of working capital, (b) the level of turnaround activities within our United States industrial services segment as such projects are billed in arrears pursuant to contractual terms that are standard within the industry, and (c) the billing terms of our maintenance contracts, including those within our United States and United Kingdom building services segments. While we strive to negotiate favorable billing terms, which allow us to invoice in advance of costs incurred on certain of our contracts, there can be no assurance that such terms will be agreed to by our customers.
Our long-term liquidity requirements can be expected to be met initially through cash generated from operating activities and, if necessary, the borrowing capacity available under our revolving credit facility. Based upon our current credit ratings and financial position, we can also reasonably expect to be able to secure long-term debt financing if required to achieve our strategic objectives. Over the long term, our primary revenue risk factor continues to be the level of demand for non-residential construction as well as building and industrial services, all of which are influenced by macroeconomic trends including interest rates and governmental economic policy. In addition, our ability to perform work is critical to meeting our long-term liquidity requirements.
Despite the economic uncertainty described above, we believe that we have sufficient financial resources available to meet our short-term and foreseeable long-term liquidity requirements.
Cash Flows
The following table presents our net cash provided by (used in) operating activities, investing activities, and financing activities (in thousands):

	2020	2019	2018
Net cash provided by operating activities	$806,366	$355,700	$271,011
Net cash used in investing activities	$(94,863)	$(345,339)	$(117,722)
Net cash used in financing activities	$(171,907)	$(19,247)	$(253,042)
Increase (decrease) in cash, cash equivalents, and restricted cash	$543,642	$(6,294)	$(103,174)
For the year ended December 31, 2020, our cash balance, including cash equivalents and restricted cash, increased by approximately $543.6 million from $359.9 million at December 31, 2019 to $903.6 million at December 31, 2020. For the year ended December 31, 2019, our cash balance, including cash equivalents and restricted cash decreased by approximately $6.3 million from $366.2 million at December 31, 2018. Changes in our cash position can be characterized as follows:
Operating Activities – Operating cash flows generally represent our net income as adjusted for certain non-cash items and changes in assets and liabilities. For 2020, net cash provided by operating activities was $806.4 million compared to net cash provided by operating activities of $355.7 million in 2019 and $271.0 million in 2018.
The $450.7 million increase in net cash provided by operating activities during 2020, when compared to 2019, was primarily attributable to: (a) a decline in organic revenues within all our United States reportable segments, which resulted in a net reduction in outstanding accounts receivable, primarily within our United States industrial services segment and our United States electrical construction and facilities services segment, (b) a reduction in the payment of certain non-income based taxes resulting from various government measures enacted in response to the COVID-19 pandemic, including: (i) a $102.5 million reduction in the payment of certain payroll taxes given the enactment of the Coronavirus Aid, Relief, and Economic Security Act, which provided that employers may defer payment of the employer’s portion of Social Security taxes throughout 2020, with payment of such deferred amounts due in two equal installments in December of 2021 and December of 2022, and (ii) the deferral of nearly $15.0 million in value-added tax within our United Kingdom building services segment, payment of which is substantially due in 2021, and (c) the timing of invoicing to our customers, including advanced billings on our long-term construction contracts.

For 2019 compared to 2018, the $84.7 million increase in cash provided by operating activities was primarily due to: (a) a $41.6 million increase in net income and (b) the timing of cash receipts from our customers.
Investing Activities – Investing cash flows consist primarily of payments for the acquisition of businesses, capital expenditures, and proceeds from the sale or disposal of property, plant, and equipment. For 2020, we utilized approximately $94.9 million of cash for investing activities compared to $345.3 million in 2019 and $117.7 million in 2018. Year-over-year fluctuations in investing cash flows were primarily driven by increases or decreases in payments for acquisitions within the respective year.
Financing Activities – Financing cash flows consist primarily of the issuance and repayment of short-term and long-term debt, repurchases of common stock, payment of dividends to stockholders, and the issuance of common stock through certain employee equity plans. Net cash used in financing activities for 2020 was $171.9 million compared to $19.2 million in 2019 and $253.0 million in 2018.
The increase in cash used in financing activities in 2020, when compared to 2019, was primarily due to a $112.6 million increase in funds used for the repurchase of common stock and a net increase in repayments made on our revolving credit facility and term loan during 2020. The decrease in cash used for financing activities in 2019, when compared to 2018, was primarily a result of a $216.2 million decrease in funds used for the repurchase of our common stock and $25.0 million in net borrowings made under our revolving credit facility during 2019.
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
At the Company’s election, borrowings under the 2020 Credit Agreement bear interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.15% at December 31, 2020) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at December 31, 2020), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at December 31, 2020 was 1.15%. A commitment fee is payable on the average daily unused amount of the 2020 Revolving Credit Facility, which ranges from 0.10% to 0.25%, based on certain financial tests. The fee was 0.10% of the unused amount as of December 31, 2020. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests.
As of December 31, 2020 and 2019, the balance of the 2020 Term Loan and the 2016 Term Loan was $270.6 million and $254.4 million, respectively. As of December 31, 2020, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, we had $71.3 million of letters of credit outstanding, which reduce the available capacity under such facility. As of December 31, 2019, we had $50.0 million in direct borrowings outstanding and $109.0 million of letters of credit outstanding under the 2016 Revolving Credit Facility. We capitalized an additional $3.1 million of debt issuance costs associated with the 2020 Credit Agreement. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense.
Obligations under the 2020 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2020 Credit Agreement contains various covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of December 31, 2020 with respect to the 2020 Credit Agreement and, as of December 31, 2019, with respect to the 2016 Credit Agreement.
We are required to make annual principal payments on the 2020 Term Loan. On September 30, 2020, we made a voluntary prepayment of $22.5 million, which was applied against our scheduled payments on a ratable basis. Principal payments of $13.9 million are due on December 31 of each subsequent year. All unpaid principal and interest is due on March 2, 2025.

Share Repurchase Program and Dividends
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.15 billion of our outstanding common stock. During the year ended December 31, 2020, we repurchased approximately 1.7 million shares of our common stock for approximately $112.6 million. Since the inception of the repurchase program through December 31, 2020, we have repurchased approximately 17.5 million shares of our common stock for approximately $904.0 million. As of December 31, 2020, there remained authorization for us to repurchase approximately $246.0 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2020 Credit Agreement placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
We have paid quarterly dividends since October 25, 2011. We paid a regular quarterly dividend of $0.08 per share throughout 2020. In December 2020, our Board of Directors announced its intention to increase the regular quarterly dividend to $0.13 per share commencing with the dividend to be paid in the first quarter of 2021. Our 2020 Credit Agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay a quarterly dividend of $0.13 per share for the foreseeable future. The payment of dividends has been and will be funded from our operations.
Off Balance Sheet Arrangements and Other Commitments
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”), and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. Surety Bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. Public sector contracts require Surety Bonds more frequently than private sector contracts and, accordingly, our bonding requirements typically increase as the amount of our public sector work increases. As of December 31, 2020, based on the percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.3 billion, which represents approximately 29% of our total remaining performance obligations. In addition, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees, or as collateral for certain insurance obligations. As of December 31, 2020, we satisfied approximately $37.5 million of the collateral requirements of our insurance programs by utilizing Surety Bonds. We are not aware of any losses in connection with Surety Bonds that have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.
From time to time, we discuss with our current and other Surety Bond providers the amounts of Surety Bonds that may be available to us based on our financial strength and the absence of any default by us on any Surety Bond issued on our behalf and believe those amounts are currently adequate for our needs. However, if we experience changes in our bonding relationships or if there are adverse changes in the surety industry, we may (a) seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds, such as letters of credit, parent company guarantees, or cash, in order to convince customers to forego the requirement for Surety Bonds, (b) increase our activities in our business segments that rarely require Surety Bonds, such as our building and industrial services segments, and/or (c) refrain from bidding for certain projects that require Surety Bonds. There can be no assurance that we would be able to effectuate alternatives to providing Surety Bonds to our customers or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds. Accordingly, if we were to experience a reduction in the availability of Surety Bonds, we could experience a material adverse effect on our financial position, results of operations and/or cash flows.
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

Contractual Obligations
The following is a summary of material contractual obligations and other commercial commitments (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Term Loan (including interest at 1.15%) (1)	$282.6	$17.0	$33.6	$232.0	$—
Finance leases	10.4	4.2	4.6	1.5	0.1
Operating leases	291.2	61.8	93.7	58.8	76.9
Open purchase obligations (2)	1,304.6	1,117.1	186.7	0.8	—
Other long-term obligations, including current portion (3)	486.1	124.5	351.4	10.2	—
Total Contractual Obligations	$2,374.9	$1,324.6	$670.0	$303.3	$77.0

	Amount of Commitment Expirations by Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit	$71.3	$71.3	$—	$—	$—

_________________
(1)    As of December 31, 2020, the amount outstanding under the 2020 Term Loan was $270.6 million. There were no direct borrowings outstanding under the 2020 Revolving Credit Facility.
(2)    Represents open purchase orders for material and subcontracting costs related to construction and services contracts. These purchase orders are not reflected in the Consolidated Balance Sheets and should not impact future cash flows as amounts should be recovered through customer billings.
(3)    Primarily represents insurance related liabilities, and liabilities for deferred income taxes, incentive compensation and deferred compensation, classified as other long-term obligations in the Consolidated Balance Sheets. Cash payments for insurance and deferred compensation related liabilities may be payable beyond three years, however it is not practical to estimate these payments; therefore, these liabilities are reflected in the 1-3 years payment period. Amounts also include the employer portion of Social Security taxes, which have been deferred pursuant to the Coronavirus Aid, Relief, and Economic Security Act, and are payable in two equal installments in December of 2021 and December of 2022. Such deferred payroll taxes are classified as either accrued payroll and benefits or other long-term obligations in the Consolidated Balance Sheet as of December 31, 2020. We provide funding to our post retirement plans based on at least the minimum funding required by applicable regulations. In determining the minimum required funding, we utilize current actuarial assumptions and exchange rates to forecast amounts that may be payable for up to five years in the future. In our judgment, minimum funding estimates beyond a five year time horizon cannot be reliably estimated and, therefore, have not been included in the table.
Legal Proceedings
We are involved in several legal proceedings in which damages and claims have been asserted against us. While litigation is subject to many uncertainties and the outcome of litigation is not predictable with assurance, we do not believe that any such matters will have a material adverse effect on our financial position, results of operations or liquidity.

Certain Insurance Matters
As of December 31, 2020 and 2019, we utilized approximately $71.2 million of letters of credit obtained under our 2020 Revolving Credit Facility and $108.9 million of letters of credit obtained under our 2016 Revolving Credit Facility, respectively, as collateral for insurance obligations. As of December 31, 2020, we satisfied an additional $37.5 million of these collateral requirements by utilizing Surety Bonds.
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
Application of Critical Accounting Policies
Our consolidated financial statements are based on the application of significant accounting policies, which require management to make estimates and assumptions. Our significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K. We believe that some of the more subjective areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from contracts with customers; (b) collectability or valuation of accounts receivable and the associated allowance for credit losses; (c) insurance liabilities; (d) income taxes; and (e) goodwill, identifiable intangible assets, and other long-lived assets.
Revenue Recognition from Contracts with Customers
We believe our most critical accounting policy is revenue recognition. The Company recognizes revenue by applying the following five step model: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations in the contract, and (5) recognize revenue as performance obligations are satisfied.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. During each of the years ended December 31, 2020 and 2019, there were no changes in total estimated costs that had a significant impact on our operating results. For the year ended December 31, 2018, we recognized losses of $10.0 million related to a change in total estimated costs on a transportation project within our United States electrical construction and facilities services segment, resulting in part from contract scope issues.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our long-term construction projects when revenues recognized under the cost-to-cost measure of progress exceed the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. In addition, many of our time and materials arrangements, as well as our contracts to perform turnaround services within the United States industrial services segment, are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded as revenue is recognized in advance of billings. Also included in contract assets are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to scope and/or price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Consolidated Balance Sheets.
As of December 31, 2020 and 2019, contract assets included unbilled revenues for unapproved change orders of approximately $15.3 million and $33.1 million, respectively. As of December 31, 2020 and 2019, there were no claim amounts included within contract assets or accounts receivable. There were contractually billed amounts and retention related to contracts with unapproved change orders and claims of approximately $87.9 million and $89.0 million as of December 31, 2020 and 2019, respectively. For contracts in claim status, contractually billed amounts will generally not be paid by the customer to us until final resolution of the related claims.
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

Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recognized in the period we deliver goods or provide services to our customers or when our right to consideration is unconditional. The Company maintains an allowance for credit losses. A considerable amount of judgment is required when determining expected credit losses. Estimates of such losses are recorded when we believe a customer, or group of customers, may not be able to meet their financial obligations due to deterioration in financial condition or credit rating. Relevant factors include our prior collection history with our customers, the related aging of past due balances, projections of credit losses based on historical trends in credit quality indicators or past events, and forecasts of future economic conditions. In addition to monitoring delinquent accounts, management reviews the credit quality of its receivables by, among other things, obtaining credit ratings of significant customers, assessing economic and market conditions, and evaluating material changes to a customer’s business, cash flows , and financial condition.
At December 31, 2020 and 2019, our accounts receivable of $1,922.1 million and $2,030.8 million, respectively, were recorded net of allowances for credit losses of $18.0 million and $14.5 million, respectively. Due to the economic disruption caused by the COVID-19 pandemic, our allowance for credit losses increased based on our evaluation of: (a) specific outstanding balances and (b) forecasts of future economic conditions and the expected impact on customer collections. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our allowances for credit losses. The provision for our credit losses during 2020, 2019, and 2018 amounted to approximately $3.3 million, $2.6 million, and $2.1 million, respectively.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability and property claims, have self-insured retentions for certain other casualty claims and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends and industry averages utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on the Consolidated Balance Sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability and property claims increased by $2.8 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, partially as a result of greater potential exposures, including the impact of acquired companies. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability and property claims were to increase by 10%, it would have resulted in $17.2 million of additional expense for the year ended December 31, 2020.
Income Taxes
Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of assets and liabilities as well as for net operating loss and tax credit carryforwards. Deferred income taxes are valued using enacted tax rates expected to be in effect when income taxes are paid or recovered, with the effect of a change in tax laws or rates recognized in the statement of operations in the period in which such change is enacted. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Deferred income taxes are recorded net of a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available evidence, including projections of future taxable income, tax-planning strategies, and recent results of operations.
At December 31, 2020 and 2019, we had net deferred income tax liabilities of $29.4 million and $71.7 million, respectively, primarily resulting from differences between the carrying value and income tax bases of certain identifiable intangible assets, goodwill, and depreciable fixed assets. Included within these net deferred income tax liabilities are $217.1 million and $176.2 million of deferred income tax assets as of December 31, 2020 and 2019, respectively. The total valuation allowance on deferred income tax assets, primarily related to state net operating loss carryforwards, was approximately $3.9 million and $3.5 million as of December 31, 2020 and 2019, respectively. Based on our taxable income, which has generally exceeded the amount of our net deferred tax asset balance, as well as current projections of future taxable income, we have determined that it is more likely than not that our net deferred income tax assets will be realized. However, revisions to our forecasts or declining macroeconomic conditions could result in changes to our assessment of the realization of these deferred tax assets.

Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets
Goodwill
As of December 31, 2020 and 2019, we had goodwill of $851.8 million and $1,063.9 million, respectively, arising out of the acquisition of businesses. Goodwill is not amortized but instead allocated to its respective reporting unit and evaluated for impairment annually, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. We have determined that our reporting units are consistent with the reportable segments identified in Note 19 - Segment Information included in Item 8. Financial Statements and Supplementary Data. As of December 31, 2020, approximately 16.7% of our goodwill related to our United States electrical construction and facilities services segment, approximately 35.2% related to our United States mechanical construction and facilities services segment, approximately 35.5% related to our United States building services segment, and approximately 12.6% related to our United States industrial services segment.
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
Our operations were significantly impacted by the COVID-19 pandemic starting with the second quarter of 2020. During the same period, the demand for oil significantly deteriorated as a result of the pandemic and the corresponding preventative measures taken around the world to mitigate the spread of the virus, including various local, state, and national jurisdictional “shelter-in-place” orders. Further, other macroeconomic events, including the escalation of geopolitical tensions between the Organization of Petroleum Exporting Countries (OPEC) and Russia, resulted in a significant drop in the price of crude oil. These negative factors created significant volatility and uncertainty in the markets in which our United States industrial services segment operates, resulting in a significant decrease in the demand for our service offerings. Consequently, in the second quarter of 2020, we revised our near-term revenue and operating margin expectations for our United States industrial services segment and concluded that a triggering event had occurred which indicated it was more likely than not that the fair value of our United States industrial services segment was less than its carrying amount.
Accordingly, we performed a quantitative goodwill impairment test and determined the fair value of our United States industrial services segment using an income approach whereby fair value was calculated utilizing discounted estimated future cash flows, assuming a risk-adjusted industry weighted average cost of capital of 12.0%. Such weighted average cost of capital was developed with the assistance of an independent third-party valuation specialist and reflected the overall level of inherent risk within the business and the rate of return a market participant would expect to earn as of the interim date. Cash flow projections were derived from internal forecasts of anticipated revenue growth rates and operating margins, updated for the events discussed above, with cash flows beyond the discrete forecast period estimated using a terminal value calculation which incorporated historical and forecasted trends, an estimate of long-term growth rates, and assumptions about the future demand for our services. The perpetual growth rate utilized in the interim terminal value calculation was 2.0%.
Based on the outcome of our interim goodwill impairment test, we concluded that the carrying amount of our United States industrial services segment exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charge of $225.5 million, which is included within our results of operations for the year ended December 31, 2020. We did not identify impairment indicators related to any other reporting unit that would have required an interim impairment assessment.
As of October 1, 2020, we performed our annual impairment assessment of all reporting units and determined there was no incremental impairment of goodwill. Based on these latest impairment assessments, the fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment exceeded their carrying values by approximately $946.5 million, $1,682.2 million, $715.8 million, and $18.9 million, respectively.
Consistent with the methodology applied in our interim impairment test, we determined the fair value of each of our reporting units using an income approach whereby fair value was calculated utilizing discounted estimated future cash flows, assuming a risk-adjusted industry weighted average cost of capital. The weighted average cost of capital used in our annual impairment testing was 10.6%, 10.4%, and 11.6% for our United States construction segments, our United States building services segment, and our United States industrial services segment, respectively. These weighted average cost of capital estimates were developed with the assistance of an independent third-party valuation specialist and reflect the overall level of inherent risk within the respective reporting unit and the rate of return a market participant would expect to earn.

Our cash flow projections were derived from our most recent internal forecasts of anticipated revenue growth rates and operating margins, with cash flows beyond the discrete forecast period estimated using a terminal value calculation which incorporated historical and forecasted trends, an estimate of long-term growth rates, and assumptions about the future demand for our services. The perpetual growth rate used for our annual testing was 2.0% for all of our reporting units.
Due to the inherent uncertainties involved in making estimates, our assumptions may change in future periods. Estimates and assumptions made for purposes of our goodwill impairment testing may prove to be inaccurate predictions of the future, and other factors used in assessing fair value, such as the weighted average cost of capital, are outside the control of management. Unfavorable changes in certain of these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average cost of capital would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $63.3 million, $115.9 million, $69.9 million, and $23.2 million, respectively. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $31.0 million, $58.9 million, $33.5 million, and $9.7 million, respectively. Given the amounts by which the fair value exceeds the carrying value for each of our reporting units other than our United States industrial services segment, the decreases in estimated fair values described above would not have significantly impacted the results of our impairment tests. In the case of our United States industrial services segment, however, such decreases would cause the estimated fair value of such reporting unit to approximate its carrying value.
For the years ended December 31, 2019 and 2018, no impairment of our goodwill was recognized.
Identifiable Intangible Assets and Other Long-Lived Assets
As of December 31, 2020 and 2019, net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, and subsidiary trade names) arising out of the acquisition of businesses were $582.9 million and $611.4 million, respectively. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short and long-term projections of future performance. These forecasts reflect assumptions regarding anticipated macroeconomic conditions as well as our ability to successfully integrate acquired businesses.
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
Given the negative market conditions disclosed above, we also evaluated certain of our identifiable intangible assets and other long-lived assets for impairment during the second quarter of 2020. Such assets included those associated with the businesses in our United States industrial services segment and certain businesses within our United States electrical construction and facilities services segment whose results are also highly dependent on the strength of the oil and gas industry. As a result of these assessments, we recorded non-cash impairment charges of $7.3 million, which have been included within our results of operations for the year ended December 31, 2020. Of this amount, $4.8 million related to our United States industrial services segment and was comprised of: (a) a $4.2 million subsidiary trade name impairment and (b) a $0.6 million impairment on certain other long-lived assets. The remaining $2.5 million represented a subsidiary trade name impairment within our United States electrical construction and facilities services segment.
As of October 1, 2020, we performed our annual impairment testing of all subsidiary trade names that are not subject to amortization and determined that there was no incremental impairment of these assets. For the years ended December 31, 2019 and 2018, no impairment of our indefinite-lived trade names was recognized.
With respect to identifiable intangible assets that are being amortized as well as other long-lived assets, we did not identify any further circumstances indicating that their carrying values may not be fully recoverable and, therefore, no additional impairment testing was required for these assets during the year ended December 31, 2020. For the year ended December 31, 2019, no impairment of our finite-lived intangible assets or other long-lived assets was recognized. We recorded a $0.9 million non-cash impairment charge associated with a finite-lived trade name within our United States industrial services segment during the year ended December 31, 2018.

Other Considerations
As referenced above, impairment testing is based upon assumptions and estimates determined by management from a review of our operating results and business plans as well as forecasts of anticipated growth rates and margins, among other considerations. In addition, estimates of weighted average costs of capital are developed with the assistance of an independent third-party valuation specialist. These assumptions and estimates may change in future periods, especially in consideration of the uncertainty created by the COVID-19 pandemic and its continued impact on the broader economy and our results of operations. Significant adverse changes to external market conditions or our internal forecasts, if any, could result in future impairment charges. It is not possible at this time to determine if any future impairment charge will result or, if it does, whether such a charge would be material to our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used any derivative financial instruments during the years ended December 31, 2020 and 2019, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2020 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2020 Credit Agreement bear interest at variable rates. For further information on our outstanding debt and borrowing rates, refer to the Liquidity and Capital Resources discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2020, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, the balance of the 2020 Term Loan was $270.6 million. Based on the $270.6 million borrowings outstanding under the 2020 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $2.0 million in the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $2.0 million in the next twelve months. The 2020 Credit Agreement expires on March 2, 2025.
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
We are exposed to construction market risk and its potential related impact on accounts receivable or contract assets on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, we believe we take appropriate action to manage market and other risks, but there is no assurance that we will be able to reasonably identify all risks with respect to the collectability of these assets. See also the previous discussions of Revenue Recognition from Contracts with Customers and Accounts Receivable and Allowance for Credit Losses under the heading “Application of Critical Accounting Policies” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$902,867	$358,818
Accounts receivable, less allowance for credit losses of $18,031 and $14,466, respectively	1,922,096	2,030,813
Contract assets	171,956	177,830
Inventories	53,338	40,446
Prepaid expenses and other	70,679	51,976
Total current assets	3,120,936	2,659,883
Property, plant and equipment, net	158,427	156,187
Operating lease right-of-use assets	242,155	245,471
Goodwill	851,783	1,063,911
Identifiable intangible assets, net	582,893	611,444
Other assets	107,646	93,462
Total assets	$5,063,840	$4,830,358
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$16,910	$18,092
Accounts payable	671,886	665,402
Contract liabilities	722,252	623,642
Accrued payroll and benefits	450,955	382,573
Other accrued expenses and liabilities	247,597	195,757
Operating lease liabilities, current	53,632	53,144
Total current liabilities	2,163,232	1,938,610
Borrowings under revolving credit facility	—	50,000
Long-term debt and finance lease liabilities	259,619	244,139
Operating lease liabilities, long-term	205,362	204,950
Other long-term obligations	382,383	334,879
Total liabilities	3,010,596	2,772,578
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 60,571,140 and 60,359,252 shares issued, respectively	606	604
Capital surplus	47,464	32,274
Accumulated other comprehensive loss	(109,233)	(89,288)
Retained earnings	2,480,321	2,367,481
Treasury stock, at cost 5,815,240 and 4,139,421 shares, respectively	(366,490)	(253,937)
Total EMCOR Group, Inc. stockholders’ equity	2,052,668	2,057,134
Noncontrolling interests	576	646
Total equity	2,053,244	2,057,780
Total liabilities and equity	$5,063,840	$4,830,358
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31,
(In thousands, except per share data)

	2020	2019	2018
Revenues	$8,797,061	$9,174,611	$8,130,631
Cost of sales	7,401,679	7,818,743	6,925,178
Gross profit	1,395,382	1,355,868	1,205,453
Selling, general and administrative expenses	903,584	893,453	799,157
Restructuring expenses	2,214	1,523	2,306
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	232,750	—	907
Operating income	256,834	460,892	403,083
Net periodic pension (cost) income	2,980	1,553	2,743
Interest expense	(9,009)	(13,821)	(13,544)
Interest income	1,521	2,265	2,746
Income from continuing operations before income taxes	252,326	450,889	395,028
Income tax provision	119,383	125,749	109,106
Income from continuing operations	132,943	325,140	285,922
Loss from discontinued operation, net of income taxes	—	—	(2,345)
Net income including noncontrolling interests	132,943	325,140	283,577
Less: Net income attributable to noncontrolling interests	—	—	(46)
Net income attributable to EMCOR Group, Inc.	$132,943	$325,140	$283,531
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.41	$5.78	$4.92
From discontinued operation	—	—	(0.04)
Net income attributable to EMCOR Group, Inc. common stockholders	$2.41	$5.78	$4.88
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.40	$5.75	$4.89
From discontinued operation	—	—	(0.04)
Net income attributable to EMCOR Group, Inc. common stockholders	$2.40	$5.75	$4.85
Dividends declared per common share	$0.32	$0.32	$0.32

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Years Ended December 31,
(In thousands)

	2020	2019	2018
Net income including noncontrolling interests	$132,943	$325,140	$283,577
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	2,088	1,689	(1,322)
Changes in post retirement plans (1)	(22,033)	(3,315)	7,860
Other comprehensive (loss) income	(19,945)	(1,626)	6,538
Comprehensive income	112,998	323,514	290,115
Less: Comprehensive income attributable to noncontrolling interests	—	—	(46)
Comprehensive income attributable to EMCOR Group, Inc.	$112,998	$323,514	$290,069
_________________
(1)    Net of tax benefit (provision) of $5.1 million, $0.7 million, and $(2.1) million for the years ended December 31, 2020, 2019, and 2018, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31,
(In thousands)

	2020	2019	2018
Cash flows - operating activities:
Net income including noncontrolling interests	$132,943	$325,140	$283,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,721	43,945	38,472
Amortization of identifiable intangible assets	59,950	48,142	42,443
Provision for credit losses	3,269	2,628	2,123
Deferred income taxes	(36,354)	1,701	4,249
Gain on sale or disposal of property, plant and equipment	(122)	(3,981)	(517)
Excess tax benefits from share-based compensation	(191)	(984)	(1,646)
Equity (income) loss from unconsolidated entities	(14)	2,990	(347)
Non-cash expense for amortization of debt issuance costs	998	1,186	1,186
Non-cash expense from contingent consideration arrangements	649	1,373	186
Non-cash expense for impairment of goodwill, identifiable intangible assets, and other long- lived assets	232,750	—	907
Non-cash share-based compensation expense	11,151	11,386	11,030
Non-cash income from changes in unrecognized tax benefits	—	—	(72)
Distributions from unconsolidated entities	—	1,074	3,110
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Decrease (increase) in accounts receivable	139,377	(135,954)	(146,101)
(Increase) decrease in inventories	(12,709)	4,345	(3,915)
Decrease (increase) in contract assets	7,829	(10,111)	(30,935)
(Decrease) increase in accounts payable	(9,022)	(33,971)	78,554
Increase in contract liabilities	85,142	51,310	20,726
Increase (decrease) in accrued payroll and benefits and other accrued expenses and liabilities	113,835	49,551	(24,715)
Changes in other assets and liabilities, net	30,164	(4,070)	(7,304)
Net cash provided by operating activities	806,366	355,700	271,011
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(50,357)	(300,980)	(72,080)
Proceeds from sale or disposal of property, plant and equipment	3,463	5,487	1,237
Purchases of property, plant and equipment	(47,969)	(48,432)	(43,479)
Investments in and advances to unconsolidated entities	—	(2,252)	(3,484)
Distributions from unconsolidated entities	—	838	84
Net cash used in investing activities	(94,863)	(345,339)	(117,722)
Cash flows - financing activities:
Proceeds from revolving credit facility	200,000	50,000	—
Repayments of revolving credit facility	(250,000)	(25,000)	—
Proceeds from long-term debt	300,000	—	—
Repayments of long-term debt and debt issuance costs	(286,987)	(15,198)	(15,235)
Repayments of finance lease liabilities	(4,470)	(4,571)	(1,501)
Dividends paid to stockholders	(17,674)	(17,950)	(18,640)
Repurchases of common stock	(112,553)	—	(216,244)
Taxes paid related to net share settlements of equity awards	(2,640)	(6,451)	(3,848)
Issuances of common stock under employee stock purchase plan	6,557	6,090	5,765
Payments for contingent consideration arrangements	(4,070)	(5,917)	(3,339)
Distributions to noncontrolling interests	(70)	(250)	—
Net cash used in financing activities	(171,907)	(19,247)	(253,042)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4,046	2,592	(3,421)
Increase (decrease) in cash, cash equivalents, and restricted cash	543,642	(6,294)	(103,174)
Cash, cash equivalents, and restricted cash at beginning of year (1)	359,920	366,214	469,388
Cash, cash equivalents, and restricted cash at end of period (1)	$903,562	$359,920	$366,214
_________________
(1)Includes $0.7 million, $1.1 million, $2.3 million, and $2.0 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2020, 2019, 2018, and 2017, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
For The Years Ended December 31,
(In thousands)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2017	$1,674,117	$599	$8,005	$(94,200)	$1,796,556	$(37,693)	$850
Net income including noncontrolling interests	283,577	—	—	—	283,531	—	46
Other comprehensive income	6,538	—	—	6,538	—	—	—
Cumulative-effect adjustment (2)	(854)	—	—	—	(854)	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,848)	—	(3,848)	—	—	—	—
Common stock issued under employee stock purchase plan	5,765	1	5,764	—	—	—	—
Common stock dividends	(18,640)	—	153	—	(18,793)	—	—
Repurchases of common stock	(216,244)	—	—	—	—	(216,244)	—
Share-based compensation expense	11,030	—	11,030	—	—	—	—
Balance, December 31, 2018	$1,741,441	$601	$21,103	$(87,662)	$2,060,440	$(253,937)	$896
Net income including noncontrolling interests	325,140	—	—	—	325,140	—	—
Other comprehensive loss	(1,626)	—	—	(1,626)	—	—	—
Common stock issued under share-based compensation plans	—	3	(3)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(6,451)	—	(6,451)	—	—	—	—
Common stock issued under employee stock purchase plan	6,090	—	6,090	—	—	—	—
Common stock dividends	(17,950)	—	149	—	(18,099)	—	—
Distributions to noncontrolling interests	(250)	—	—	—	—	—	(250)
Share-based compensation expense	11,386	—	11,386	—	—	—	—
Balance, December 31, 2019	$2,057,780	$604	$32,274	$(89,288)	$2,367,481	$(253,937)	$646
Net income including noncontrolling interests	132,943	—	—	—	132,943	—	—
Other comprehensive loss	(19,945)	—	—	(19,945)	—	—	—
Cumulative-effect adjustment (3)	(2,307)	—	—	—	(2,307)	—	—
Common stock issued under share-based compensation plans	2	2	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(2,640)	—	(2,640)	—	—	—	—
Common stock issued under employee stock purchase plan	6,557	—	6,557	—	—	—	—
Common stock dividends	(17,674)	—	122	—	(17,796)	—	—
Repurchases of common stock	(112,553)	—	—	—	—	(112,553)	—
Distributions to noncontrolling interests	(70)	—	—	—	—	—	(70)
Share-based compensation expense	11,151	—	11,151	—	—	—	—
Balance, December 31, 2020	$2,053,244	$606	$47,464	$(109,233)	$2,480,321	$(366,490)	$576
_________________
(1)Represents cumulative foreign currency translation and post retirement liability adjustments of $2.9 million and $(112.1) million, respectively, as of December 31, 2020, $0.8 million and $(90.1) million, respectively, as of December 31, 2019, and $(0.9) million and $(86.8) million, respectively, as of December 31, 2018.
(2)Represents adjustment to retained earnings upon the adoption of Accounting Standards Codification Topic 606.
(3)Represents adjustment to retained earnings upon the adoption of Accounting Standards Codification Topic 326.

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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recognized in the period we deliver goods or provide services to our customers or when our right to consideration is unconditional. The Company maintains an allowance for credit losses. A considerable amount of judgment is required when determining expected credit losses. Estimates of such losses are recorded when we believe a customer, or group of customers, may not be able to meet their financial obligations due to deterioration in financial condition or credit rating. Relevant factors include our prior collection history with our customers, the related aging of past due balances, projections of credit losses based on historical trends in credit quality indicators or past events, and forecasts of future economic conditions. In addition to monitoring delinquent accounts, management reviews the credit quality of its receivables by, among other things, obtaining credit ratings of significant customers, assessing economic and market conditions, and evaluating material changes to a customer’s business, cash flows, and financial condition.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)
At December 31, 2020 and 2019, our accounts receivable of $1,922.1 million and $2,030.8 million, respectively, were recorded net of allowances for credit losses of $18.0 million and $14.5 million, respectively. Due to the economic disruption caused by the COVID-19 pandemic, our allowance for credit losses increased based on our evaluation of: (a) specific outstanding balances and (b) forecasts of future economic conditions and the expected impact on customer collections. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses. The provision for credit losses during 2020, 2019, and 2018 amounted to approximately $3.3 million, $2.6 million, and $2.1 million, respectively.
The change in the allowance for credit losses for the year ended December 31, 2020 was as follows (in thousands):

Balance at December 31, 2019	$14,466
Cumulative-effect adjustment	3,150
Provision for credit losses	3,269
Amounts written off against the allowance, net of recoveries	(2,854)
Balance at December 31, 2020	$18,031
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined principally using the average cost method.
Leases
At the inception of a contract, we determine whether the arrangement is or contains a lease. Leases are classified as either operating or finance, based on our evaluation of certain criteria. With the exception of short-term leases (leases with an initial term of 12 months or less), we record right-of-use assets and corresponding lease liabilities on the balance sheet for all leases with contractual fixed payments. Lease liabilities are measured at the present value of remaining lease payments, while right-of-use assets are initially set equal to the lease liability, as adjusted for any payments made prior to lease commencement, lease incentives, and any initial direct costs incurred by us. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease, and right-of-use assets are subsequently re-measured to reflect the effect of uneven lease payments. For finance leases, right-of-use assets are amortized on a straight-line basis over the lease term. Expenses for finance leases include the amortization of right-of-use assets, which is recorded as depreciation and amortization expense, and interest expense, which reflects interest accrued on the lease liability. Refer to Note 17 - Leases of the notes to consolidated financial statements for additional information.
Property, Plant and Equipment
Property, plant and equipment is stated at cost. Depreciation, including amortization of assets under finance leases, is recorded principally using the straight-line method over estimated useful lives of 3 to 10 years for machinery and equipment, 3 to 7 years for vehicles, furniture and fixtures and computer hardware/software, and 25 years for buildings. Leasehold improvements are amortized over the shorter of the remaining lease term or the expected useful life of the improvement.
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
Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets
Goodwill and other identifiable intangible assets with indefinite lives, such as trade names, are tested at least annually for impairment (which we test each October 1, absent any earlier identified impairment indicators) and are written down if impaired. Identifiable intangible assets with finite lives are amortized over their useful lives and are reviewed for impairment whenever facts and circumstances indicate that their carrying values may not be fully recoverable. See Note 9 - Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets of the notes to consolidated financial statements for additional information.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)
Insurance Liabilities
Insurance liabilities for automobile liability, workers’ compensation and general liability claims are determined based on claims filed and an estimate of claims incurred but not yet reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for such obligations. At December 31, 2020 and 2019, the estimated current portion of such undiscounted insurance liabilities of $48.2 million and $48.3 million, respectively, were included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” at December 31, 2020 and 2019 were $192.8 million and $186.0 million, respectively. The current portion of anticipated insurance recoveries of $14.4 million and $13.8 million at December 31, 2020 and 2019, respectively, were included in “Prepaid expenses and other” and the non-current portion of anticipated insurance recoveries of $54.3 million and $50.9 million at December 31, 2020 and 2019, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets.
Foreign Operations
The financial statements and transactions of our foreign subsidiaries are maintained in their functional currency and translated into U.S. dollars when preparing our consolidated financial statements. Statements of operations, comprehensive income, and cash flows are translated using weighted average monthly exchange rates, while balance sheets are translated at month-end exchange rates. Translation adjustments are recorded as “Accumulated other comprehensive loss,” a separate component of “Equity.”
Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the expected future taxable consequences of temporary differences between the financial statement and income tax bases of assets and liabilities as well as for net operating loss and tax credit carryforwards. Deferred income taxes are valued using enacted tax rates expected to be in effect when income taxes are paid or recovered, with the effect of a change in tax laws or rates recognized in the statement of operations in the period in which such change is enacted. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Deferred income taxes are recorded net of a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available evidence, including projections of future taxable income, tax-planning strategies, and recent results of operations.
Tax benefits associated with uncertain tax positions are recognized only if it is more likely than not that the tax position would be sustained on its technical merits. For positions not meeting the “more likely than not” test, no tax benefit is recognized. To the extent interest and penalties may be assessed related to unrecognized tax benefits, we record accruals for such amounts as a component of the income tax provision. We had no unrecognized income tax benefits as of December 31, 2020 and 2019.
Valuation of Share-Based Compensation Plans
We have various types of share-based compensation plans and programs, which are administered by our Board of Directors or its Compensation and Personnel Committee. See Note 14 - Share-Based Compensation Plans of the notes to consolidated financial statements for additional information regarding the share-based compensation plans and programs.
We recognize all share-based payments issued to acquire goods or services in the statement of operations based on the fair value of such payments. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period. For shares subject to graded vesting, our policy is to apply the straight-line method in recognizing compensation expense. The benefits of tax deductions in excess of recognized compensation expense are recognized in the Consolidated Statements of Operations when the underlying awards vest or are settled.

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
In December 2019, an accounting pronouncement was issued by the FASB which simplifies the accounting for income taxes by eliminating certain exceptions to existing guidance surrounding intraperiod tax allocations and the methodology for calculating income taxes in an interim period. The guidance also simplifies aspects of the accounting for franchise taxes as well as enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The pronouncement is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. Certain aspects of this standard must be applied retrospectively while other aspects are to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company intends to adopt this accounting pronouncement on January 1, 2021, and does not anticipate that such adoption will have a material impact on our financial position and/or results of operations.
NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by applying the following five step model:
(1) Identify the contract with a customer
A contract with a customer exists when: (a) the parties have approved the contract and are committed to perform their respective obligations, (b) the rights of the parties can be identified, (c) payment terms can be identified, (d) the arrangement has commercial substance, and (e) collectability of consideration is probable. Judgment is required when determining if the contractual criteria are met, specifically in the earlier stages of a project when a formally executed contract may not yet exist. In these situations, the Company evaluates all relevant facts and circumstances, including the existence of other forms of documentation or historical experience with our customers that may indicate a contractual agreement is in place and revenue should be recognized. In determining if the collectability of consideration is probable, the Company considers the customer’s ability and intention to pay such consideration through an evaluation of several factors, including an assessment of the creditworthiness of the customer and our prior collection history with such customer.
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
Pending change orders represent one of the most common forms of variable consideration included within contract value and typically represent contract modifications for which a change in scope has been authorized or acknowledged by our customer but the final adjustment to contract price is yet to be negotiated. In estimating the transaction price for pending change orders, the Company considers all relevant facts, including documented correspondence with the customer regarding acknowledgment of and/or agreement with the modification, as well as historical experience with the customer or similar contractual circumstances. Based upon this assessment, the Company estimates the transaction price, including whether the variable consideration constraint should be applied.
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
Changes in the estimates of transaction prices are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. During the year ended December 31, 2020, we recognized revenue of $6.1 million associated with the final settlement of contract value for two projects within our United States electrical construction and facilities services segment that were completed or substantially completed in prior periods. There were no significant amounts of revenue recognized during the year ended December 31, 2019 related to performance obligations satisfied in prior periods. During the year ended December 31, 2018, we recognized revenue of $7.3 million associated with the final settlement of contract value for three projects within our United States mechanical construction and facilities services segment that were completed in prior periods. For each of the years ended December 31, 2020, 2019, and 2018, there were no significant reversals of revenue recognized associated with the revision of transaction prices.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. During each of the years ended December 31, 2020 and 2019, there were no changes in total estimated costs that had a significant impact on our operating results. For the year ended December 31, 2018, we recognized losses of $10.0 million related to a change in total estimated costs on a transportation project within our United States electrical construction and facilities services segment, resulting in part from contract scope issues.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS - (Continued)
The following tables provide further disaggregation of our revenues by categories we use to evaluate our financial performance within each of our reportable segments (in thousands):

	2020	% of Total	2019	% of Total	2018	% of Total
United States electrical construction and facilities services:
Commercial market sector	$971,283	49%	$1,081,737	49%	$839,045	43%
Institutional market sector	149,363	7%	125,537	6%	110,046	6%
Hospitality market sector	23,797	1%	16,985	1%	32,338	2%
Manufacturing market sector	381,542	19%	462,953	21%	388,157	20%
Healthcare market sector	79,275	4%	88,752	4%	126,218	6%
Transportation market sector	192,656	10%	210,515	9%	284,464	14%
Water and wastewater market sector	6,882	1%	19,921	1%	23,337	1%
Short duration projects (1)	121,061	6%	158,619	7%	120,109	6%
Service work	52,687	3%	54,955	2%	34,105	2%
	1,978,546		2,219,974		1,957,819
Less intersegment revenues	(5,119)		(3,374)		(3,496)
Total segment revenues	$1,973,427		$2,216,600		$1,954,323

	2020	% of Total	2019	% of Total	2018	% of Total
United States mechanical construction and facilities services:
Commercial market sector	$1,316,013	38%	$1,185,129	36%	$1,057,542	35%
Institutional market sector	377,780	11%	313,409	9%	289,882	10%
Hospitality market sector	40,079	1%	35,385	1%	93,827	3%
Manufacturing market sector	430,365	12%	533,699	16%	393,637	13%
Healthcare market sector	349,235	10%	304,622	9%	240,818	8%
Transportation market sector	70,692	2%	32,686	1%	19,415	1%
Water and wastewater market sector	185,996	5%	202,428	6%	176,546	6%
Short duration projects (1)	343,799	10%	365,721	11%	318,413	11%
Service work	378,054	11%	378,839	11%	385,671	13%
	3,492,013		3,351,918		2,975,751
Less intersegment revenues	(6,518)		(11,581)		(12,908)
Total segment revenues	$3,485,495		$3,340,337		$2,962,843
 ________
(1)Represents those projects which generally are completed within three months or less.

	2020	% of Total	2019	% of Total	2018	% of Total
United States building services:
Commercial site-based services	$587,345	28%	$571,345	27%	$519,641	28%
Government site-based services	167,990	8%	176,282	8%	213,677	11%
Mobile mechanical services	1,258,916	60%	1,238,420	59%	1,032,082	55%
Energy services	95,878	4%	120,825	6%	110,085	6%
Total segment revenues	$2,110,129		$2,106,872		$1,875,485

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS - (Continued)

	2020	% of Total	2019	% of Total	2018	% of Total
United States industrial services:
Field services	$670,424	84%	$922,308	85%	$752,458	82%
Shop services	127,023	16%	165,235	15%	170,651	18%
Total segment revenues	$797,447		$1,087,543		$923,109

Total United States operations	$8,366,498		$8,751,352		$7,715,760

	2020	% of Total	2019	% of Total	2018	% of Total
United Kingdom building services:
Service work	$221,373	51%	$212,876	50%	$216,880	52%
Project work	209,190	49%	210,383	50%	197,991	48%
Total segment revenues	$430,563		$423,259		$414,871

Total operations	$8,797,061		$9,174,611		$8,130,631
Contract Assets and Contract Liabilities
Accounts receivable are recognized in the period when our right to consideration is unconditional. Accounts receivable are recognized net of an allowance for credit losses. A considerable amount of judgment is required in assessing the likelihood of realization of receivables.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our long-term construction projects when revenues recognized under the cost-to-cost measure of progress exceed the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. In addition, many of our time and materials arrangements, as well as our contracts to perform turnaround services within the United States industrial services segment, are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded as revenue is recognized in advance of billings. Also included in contract assets are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to scope and/or price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Consolidated Balance Sheets.
As of December 31, 2020 and 2019, contract assets included unbilled revenues for unapproved change orders of approximately $15.3 million and $33.1 million, respectively. As of December 31, 2020 and 2019, there were no claim amounts included within contract assets or accounts receivable. There were contractually billed amounts and retention related to contracts with unapproved change orders and claims of approximately $87.9 million and $89.0 million as of December 31, 2020 and 2019, respectively. For contracts in claim status, contractually billed amounts will generally not be paid by the customer to us until final resolution of the related claims.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS - (Continued)
Net contract liabilities consisted of the following (in thousands):

	2020	2019
Contract assets, current	$171,956	$177,830
Contract assets, non-current	—	—
Contract liabilities, current	(722,252)	(623,642)
Contract liabilities, non-current	(2,283)	(2,142)
Net contract liabilities	$(552,579)	$(447,954)
Included within net contract liabilities were $496.8 million and $406.6 million of net contract liabilities on uncompleted construction projects as of December 31, 2020 and 2019, respectively, as follows (in thousands):

	2020	2019
Costs incurred on uncompleted construction contracts	$10,727,358	$9,885,192
Estimated earnings, thereon	1,640,250	1,349,338
	12,367,608	11,234,530
Less: billings to date	12,864,404	11,641,082
	$(496,796)	$(406,552)
The $104.6 million increase in net contract liabilities for the year ended December 31, 2020 was primarily attributable to the $90.2 million increase in the net contract liabilities on our uncompleted long-term construction contracts, partially as a result of the timing of billings to our customers as amounts invoiced exceeded the revenue recognized on certain large projects. Contract assets and contract liabilities increased by approximately $0.2 million and $9.4 million, respectively, as a result of acquisitions made by us in 2020. There was no significant impairment of contract assets recognized during the periods presented.
Contract Retentions
As of December 31, 2020 and 2019, accounts receivable included $323.9 million and $298.5 million, respectively, of retainage billed under terms of our contracts. These retainage amounts represent amounts which have been contractually invoiced to customers where payments have been partially withheld pending the achievement of certain milestones, satisfaction of other contractual conditions, or completion of the project. We estimate that approximately 89% of this retainage will be collected during 2021.
As of December 31, 2020 and 2019, accounts payable included $59.8 million and $64.7 million, respectively, of retainage withheld under terms of our subcontracts. These retainage amounts represent amounts invoiced to the Company by our subcontractors where payments have been partially withheld pending the achievement of certain milestones, satisfaction of other contractual conditions, or upon completion of the project. We estimate that approximately 90% of this retainage will be paid during 2021.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS - (Continued)
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations (in thousands, except for percentages):

	2020	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,087,238	24%
United States mechanical construction and facilities services	2,673,293	58%
United States building services	612,179	13%
United States industrial services	91,237	2%
Total United States operations	4,463,947	97%
United Kingdom building services	130,673	3%
Total operations	$4,594,620	100%
Our remaining performance obligations at December 31, 2020 were $4.59 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made.
Remaining performance obligations include unrecognized revenues to be realized from uncompleted construction contracts. Although many of our construction contracts are subject to cancellation at the election of our customers, in accordance with industry practice, we do not limit the amount of unrecognized revenue included within remaining performance obligations for these contracts as the risk of cancellation is very low due to the inherent substantial economic penalty that our customers would incur upon cancellation or termination. We believe our reported remaining performance obligations for our construction contracts are firm and contract cancellations have not had a material adverse effect on us.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS - (Continued)
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$946,735	$140,503
United States mechanical construction and facilities services	2,122,777	550,516
United States building services	559,159	53,020
United States industrial services	91,237	—
Total United States operations	3,719,908	744,039
United Kingdom building services	97,493	33,180
Total operations	$3,817,401	$777,219
NOTE 4 - ACQUISITIONS OF BUSINESSES
Acquisitions are accounted for utilizing the acquisition method of accounting and the prices paid for them are allocated to their respective assets and liabilities based upon the estimated fair value of such assets and liabilities at the dates of their respective acquisition by us.
During 2020, we acquired three companies for total consideration of $50.2 million. Such companies include: (a) a company that provides building automation and controls solutions within the Northeastern region of the United States, (b) a full service provider of mechanical services within the Washington, D.C. metro area, and (c) a company that provides mobile mechanical services in the Southern region of the United States. The results of operations for all three companies have been included within our United States building services segment. In connection with these acquisitions, we acquired working capital of $3.0 million and other net liabilities of $3.9 million and have preliminarily ascribed $13.0 million to goodwill and $38.1 million to identifiable intangible assets.
On November 1, 2019, we completed the acquisition of Batchelor & Kimball, Inc. (“BKI”), a leading full service provider of mechanical construction and maintenance services. This acquisition strengthens our position and broadens our capabilities in the Southern and Southeastern regions of the United States, and the results of its operations have been included within our United States mechanical construction and facilities services segment. Under the terms of the transaction, we acquired 100% of BKI’s outstanding capital stock for total consideration of approximately $220.3 million. In connection with the acquisition of BKI, we acquired working capital of $29.8 million and other net assets of $4.9 million and have ascribed $43.9 million to goodwill and $141.7 million to identifiable intangible assets. Goodwill is calculated as the excess of the consideration transferred over the fair value of the net assets acquired and represents the future economic benefits expected from this strategic acquisition. The weighted average amortization period for the identifiable intangible assets, which consist of a trade name, customer relationships, and contract backlog, is approximately 10.5 years.
In addition to BKI, during 2019, we completed six other acquisitions for total consideration of $85.4 million. Such companies include: (a) a company that provides electrical contracting services in central Iowa, the results of operations of which have been included within our United States electrical construction and facilities services segment, (b) a company that provides mechanical contracting services in south-central and eastern Texas, the results of operations of which have been included within our United States mechanical construction and facilities services segment, and (c) four companies within our United States building services segment which bolster our presence in geographies where we have existing operations and provide either mobile mechanical services or building automation and controls solutions. In connection with these acquisitions, we acquired working capital of $25.3 million and other net assets of $1.3 million and have ascribed $29.2 million to goodwill and $29.6 million to identifiable intangible assets.
During 2018, we acquired four companies for total consideration of $71.6 million. Two companies provide mobile mechanical services, one within the Eastern region and the other within the Western region of the United States. The third company is a full service provider of mechanical services within the Southern region of the United States. The results of these three companies have been included in our United States building services segment. The fourth company provides electrical construction and maintenance services for industrial and commercial buildings in north Texas, and the results of its operations have been included in our United States electrical construction and facilities services segment. In connection with these acquisitions, we acquired working capital of $8.7 million and have ascribed $26.3 million to goodwill and $36.6 million to identifiable intangible assets.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 - ACQUISITIONS OF BUSINESSES - (Continued)
We expect that all of the goodwill acquired in connection with these acquisitions will be deductible for tax purposes. The purchase price allocation for one of the businesses acquired in 2020 is preliminary and subject to change during its measurement period. As we finalize such purchase price allocation, adjustments may be recorded relating to finalization of intangible asset valuations, tax matters, or other items. Although not expected to be significant, such adjustments may result in changes in the valuation of assets and liabilities acquired. The purchase price allocations for the other businesses acquired in 2020 and the businesses acquired in 2019 and 2018 have been finalized during their respective measurement periods with an insignificant impact.
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
No income or expense was recognized from discontinued operations for the years ended December 31, 2020 and 2019.
The results of discontinued operations for the year ended December 31, 2018 were as follows (in thousands):

2018
Revenues	$—
Loss from discontinued operation, net of income taxes	$(2,345)
Diluted loss per share from discontinued operation	$(0.04)
The loss from discontinued operations in 2018 was primarily due to the settlement of a previously outstanding legal matter.
NOTE 6 - EARNINGS PER SHARE
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the years ended December 31, 2020, 2019, and 2018 (in thousands, except share and per share data):

	2020	2019	2018
Numerator:
Income from continuing operations attributable to EMCOR Group, Inc. common stockholders	$132,943	$325,140	$285,876
Loss from discontinued operation, net of income taxes	—	—	(2,345)
Net income attributable to EMCOR Group, Inc. common stockholders	$132,943	$325,140	$283,531
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	55,196,173	56,208,280	58,112,838
Effect of dilutive securities—Share-based awards	225,098	311,001	330,629
Shares used to compute diluted earnings (loss) per common share	55,421,271	56,519,281	58,443,467
Basic earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.41	$5.78	$4.92
From discontinued operation	—	—	(0.04)
Net income attributable to EMCOR Group, Inc. common stockholders	$2.41	$5.78	$4.88
Diluted earnings (loss) per common share:
From continuing operations attributable to EMCOR Group, Inc. common stockholders	$2.40	$5.75	$4.89
From discontinued operation	—	—	(0.04)
Net income attributable to EMCOR Group, Inc. common stockholders	$2.40	$5.75	$4.85
The number of outstanding share-based awards excluded from the computation of diluted EPS for the years ended December 31, 2020, 2019, and 2018 because they would be anti-dilutive were 24,450, 4,800, and 550, respectively.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 - INVENTORIES
Inventories as of December 31, 2020 and 2019 consisted of the following amounts (in thousands):

	2020	2019
Raw materials and construction materials	$42,240	$31,365
Work in process	11,098	9,081
Inventories	$53,338	$40,446
NOTE 8 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of December 31, 2020 and 2019 consisted of the following amounts (in thousands):

	2020	2019
Machinery and equipment	$176,031	$166,087
Vehicles	61,624	59,116
Furniture and fixtures	23,724	22,123
Computer hardware/software	111,846	104,916
Land, buildings and leasehold improvements	124,309	113,020
Construction in progress	7,754	10,236
Finance lease right-of-use assets (1)	9,638	9,609
	514,926	485,107
Accumulated depreciation and amortization	(356,499)	(328,920)
	$158,427	$156,187
_________________
(1)Finance lease right-of-use assets are recorded net of accumulated amortization.
Depreciation and amortization expense related to property, plant and equipment, including finance leases, was $46.7 million, $43.9 million, and $38.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.
NOTE 9 - GOODWILL, IDENTIFIABLE INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS
Goodwill
In connection with our acquisition of businesses, we have recorded goodwill, which represents the excess of the consideration transferred over the fair value of the net tangible and identifiable intangible assets acquired. Our goodwill balance at December 31, 2020 and 2019 was $851.8 million and $1,063.9 million, respectively, with goodwill attributable to companies acquired in 2020 and 2019 valued at $13.0 million and $73.1 million, respectively. Goodwill is not amortized but instead allocated to its respective reporting unit and evaluated for impairment annually, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. We have determined that our reporting units are consistent with the reportable segments identified in Note 19 - Segment Information of the notes to consolidated financial statements. As of December 31, 2020, approximately 16.7% of our goodwill related to our United States electrical construction and facilities services segment, approximately 35.2% of our goodwill related to our United States mechanical construction and facilities services segment, approximately 35.5% of our goodwill related to our United States building services segment and approximately 12.6% of our goodwill related to our United States industrial services segment.
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
Our operations were significantly impacted by the COVID-19 pandemic starting with the second quarter of 2020. During the same period, the demand for oil significantly deteriorated as a result of the pandemic and the corresponding preventative measures taken around the world to mitigate the spread of the virus, including various local, state, and national jurisdictional

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 - GOODWILL, IDENTIFIABLE INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS - (Continued)
“shelter-in-place” orders. Further, other macroeconomic events, including the escalation of geopolitical tensions between the Organization of Petroleum Exporting Countries (OPEC) and Russia, resulted in a significant drop in the price of crude oil. These negative factors created significant volatility and uncertainty in the markets in which our United States industrial services segment operates, resulting in a significant decrease in the demand for our service offerings. Consequently, in the second quarter of 2020, we revised our near-term revenue and operating margin expectations for our United States industrial services segment and concluded that a triggering event had occurred which indicated it was more likely than not that the fair value of our United States industrial services segment was less than its carrying amount.
Accordingly, we performed a quantitative goodwill impairment test and determined the fair value of our United States industrial services segment using an income approach whereby fair value was calculated utilizing discounted estimated future cash flows, assuming a risk-adjusted industry weighted average cost of capital of 12.0%. Such weighted average cost of capital was developed with the assistance of an independent third-party valuation specialist and reflected the overall level of inherent risk within the business and the rate of return a market participant would expect to earn as of the interim date. Cash flow projections were derived from internal forecasts of anticipated revenue growth rates and operating margins, updated for the events discussed above, with cash flows beyond the discrete forecast period estimated using a terminal value calculation which incorporated historical and forecasted trends, an estimate of long-term growth rates, and assumptions about the future demand for our services. The perpetual growth rate utilized in the interim terminal value calculation was 2.0%.
Based on the outcome of our interim goodwill impairment test, we concluded that the carrying amount of our United States industrial services segment exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charge of $225.5 million, which is included within our results of operations for the year ended December 31, 2020. We did not identify impairment indicators related to any other reporting unit that would have required an interim impairment assessment.
As of October 1, 2020, we performed our annual impairment assessment of all reporting units and determined there was no incremental impairment of goodwill. Consistent with the methodology applied in our interim impairment test, we determined the fair value of each of our reporting units using an income approach whereby fair value was calculated utilizing discounted estimated future cash flows, assuming a risk-adjusted industry weighted average cost of capital. The weighted average cost of capital used in our annual impairment testing was 10.6%, 10.4%, and 11.6% for our United States construction segments, our United States building services segment, and our United States industrial services segment, respectively. These weighted average cost of capital estimates were developed with the assistance of an independent third-party valuation specialist and reflect the overall level of inherent risk within the respective reporting unit and the rate of return a market participant would expect to earn. Our cash flow projections were derived from our most recent internal forecasts of anticipated revenue growth rates and operating margins, with cash flows beyond the discrete forecast period estimated using a terminal value calculation which incorporated historical and forecasted trends, an estimate of long-term growth rates, and assumptions about the future demand for our services. The perpetual growth rate used for our annual testing was 2.0% for all of our reporting units.
Due to the inherent uncertainties involved in making estimates, our assumptions may change in future periods. Estimates and assumptions made for purposes of our goodwill impairment testing may prove to be inaccurate predictions of the future, and other factors used in assessing fair value, such as the weighted average cost of capital, are outside the control of management. Unfavorable changes in certain of these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average cost of capital would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $63.3 million, $115.9 million, $69.9 million, and $23.2 million, respectively. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $31.0 million, $58.9 million, $33.5 million, and $9.7 million, respectively. Given the amounts by which the fair value exceeds the carrying value for each of our reporting units other than our United States industrial services segment, the decreases in estimated fair values described above would not have significantly impacted the results of our impairment tests. In the case of our United States industrial services segment, however, such decreases would cause the estimated fair value of such reporting unit to approximate its carrying value. Significant adverse changes to external market conditions or our internal forecasts, if any, could result in future goodwill impairment charges. It is not possible at this time to determine if any future impairment charge will result or, if it does, whether such a charge would be material to our results of operations.
For the years ended December 31, 2019 and 2018, no impairment of our goodwill was recognized.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 - GOODWILL, IDENTIFIABLE INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS - (Continued)
The changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2020 and 2019 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	United States industrial services segment	Total
Balance at December 31, 2018	$133,207	$256,321	$274,171	$327,188	$990,887
Acquisitions and purchase price adjustments	9,338	48,699	14,987	—	73,024
Intersegment transfers	—	(5,800)	—	5,800	—
Balance at December 31, 2019	142,545	299,220	289,158	332,988	1,063,911
Acquisitions and purchase price adjustments	—	398	12,974	—	13,372
Impairment	—	—	—	(225,500)	(225,500)
Balance at December 31, 2020	$142,545	$299,618	$302,132	$107,488	$851,783

The aggregate goodwill balance as of December 31, 2018 included $268.1 million of accumulated impairment charges, which were comprised of $139.5 million within the United States building services segment and $128.6 million within the United States industrial services segment.

Identifiable Intangible Assets and Other Long-Lived Assets
Our identifiable intangible assets, arising out of the acquisition of businesses, include contract backlog, developed technology/vendor network, customer relationships, and certain subsidiary trade names, all of which are subject to amortization. In addition, our identifiable intangible assets include certain other subsidiary trade names, which are indefinite-lived and therefore not subject to amortization.
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
Given the negative market conditions disclosed above, we also evaluated certain of our identifiable intangible assets and other long-lived assets for impairment during the second quarter of 2020. Such assets included those associated with the businesses in our United States industrial services segment and certain businesses within our United States electrical construction and facilities services segment whose results are also highly dependent on the strength of the oil and gas industry. As a result of these assessments, we recorded non-cash impairment charges of $7.3 million, which have been included within our results of operations for the year ended December 31, 2020. Of this amount, $4.8 million related to our United States industrial services segment and was comprised of: (a) a $4.2 million subsidiary trade name impairment and (b) a $0.6 million impairment on certain other long-lived assets. The remaining $2.5 million represented a subsidiary trade name impairment within our United States electrical construction and facilities services segment.
As of October 1, 2020, we performed our annual impairment testing of all subsidiary trade names that are not subject to amortization and determined that there was no incremental impairment of these assets. For the years ended December 31, 2019 and 2018, no impairment of our indefinite-lived trade names was recognized.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 - GOODWILL, IDENTIFIABLE INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS - (Continued)
With respect to identifiable intangible assets that are being amortized as well as other long-lived assets, we did not identify any further circumstances indicating that their carrying values may not be fully recoverable and, therefore, no additional impairment testing was required for these assets during the year ended December 31, 2020. For the year ended December 31, 2019, no impairment of our finite-lived intangible assets or other long-lived assets was recognized. We recorded a $0.9 million non-cash impairment charge associated with a finite-lived trade name within our United States industrial services segment during the year ended December 31, 2018.
Identifiable intangible assets as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$72,045	$(68,766)	$—	$3,279
Developed technology/Vendor network	95,661	(64,994)	—	30,667
Customer relationships	670,155	(324,426)	(4,834)	340,895
Trade names (amortized)	31,516	(23,002)	—	8,514
Trade names (unamortized)	258,471	—	(58,933)	199,538
Total	$1,127,848	$(481,188)	$(63,767)	$582,893

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Contract backlog	$66,745	$(61,651)	$—	$5,094
Developed technology/Vendor network	95,661	(60,156)	—	35,505
Customer relationships	644,755	(277,601)	(4,834)	362,320
Trade names (amortized)	31,148	(21,830)	—	9,318
Trade names (unamortized)	251,440	—	(52,233)	199,207
Total	$1,089,749	$(421,238)	$(57,067)	$611,444

Identifiable intangible assets attributable to businesses acquired in 2020 and 2019 have been valued at $38.1 million and $171.3 million, respectively, and consist of contract backlog, customer relationships, and trade names. See Note 4 - Acquisitions of Businesses of the notes to consolidated financial statements for additional information with respect to acquisitions.
Identifiable intangible assets are amortized on a straight-line basis, as it best approximates the pattern in which the economic benefits of such assets are consumed. The weighted average amortization periods for the unamortized balances remaining are, in the aggregate, approximately 7.75 years, which are comprised of the following: 0.75 years for contract backlog, 6.75 years for developed technology/vendor network, 8.00 years for customer relationships and 9.75 years for trade names.
Amortization expense related to identifiable intangible assets with finite lives was $60.0 million, $48.1 million, and $42.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. The following table presents the estimated future amortization expense of identifiable intangible assets in the following years (in thousands):

2021	$56,502
2022	51,020
2023	50,015
2024	49,664
2025	48,582
Thereafter	127,572
$383,355

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
At the Company’s election, borrowings under the 2020 Credit Agreement bear interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.15% at December 31, 2020) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at December 31, 2020), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at December 31, 2020 was 1.15%. A commitment fee is payable on the average daily unused amount of the 2020 Revolving Credit Facility, which ranges from 0.10% to 0.25%, based on certain financial tests. The fee was 0.10% of the unused amount as of December 31, 2020. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests.
As of December 31, 2020 and 2019, the balance of the 2020 Term Loan and the 2016 Term Loan was $270.6 million and $254.4 million, respectively. As of December 31, 2020, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, we had $71.3 million of letters of credit outstanding, which reduce the available capacity under such facility. As of December 31, 2019, we had $50.0 million in direct borrowings outstanding and $109.0 million of letters of credit outstanding under the 2016 Revolving Credit Facility. We capitalized an additional $3.1 million of debt issuance costs associated with the 2020 Credit Agreement. Debt issuance costs are amortized over the life of the agreement and are included as part of interest expense.
Obligations under the 2020 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2020 Credit Agreement contains various covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness and capital expenditures. We were in compliance with all such covenants as of December 31, 2020 with respect to the 2020 Credit Agreement and, as of December 31, 2019, with respect to the 2016 Credit Agreement.
We are required to make annual principal payments on the 2020 Term Loan. On September 30, 2020, we made a voluntary prepayment of $22.5 million, which was applied against our scheduled payments on a ratable basis. Principal payments of $13.9 million are due on December 31 of each subsequent year. All unpaid principal and interest is due on March 2, 2025.
Long-term debt as of December 31, 2020 and 2019 consisted of the following amounts (in thousands):

	2020	2019
Revolving credit facility	$—	$50,000
Term loan, interest payable at varying amounts through 2025	270,563	254,431
Unamortized debt issuance costs	(4,000)	(1,879)
Finance lease liabilities	9,966	9,679
Total debt	276,529	312,231
Less: current maturities	16,910	18,092
Total long-term debt	$259,619	$294,139
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
Recurring Fair Value Measurements
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	Assets at Fair Value as of December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$902,867	$—	$—	$902,867
Restricted cash (2)	695	—	—	695
Deferred compensation plan assets (3)	36,491	—	—	36,491
Total	$940,053	$—	$—	$940,053

	Assets at Fair Value as of December 31, 2019
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$358,818	$—	$—	$358,818
Restricted cash (2)	1,102	—	—	1,102
Deferred compensation plan assets (3)	30,295	—	—	30,295
Total	$390,215	$—	$—	$390,215
_________________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At December 31, 2020 and 2019, we had $482.2 million and $164.0 million, respectively, in money market funds.
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
In addition, goodwill and intangible assets are tested for impairment using similar valuation methodologies to determine the fair value of such assets. As of December 31, 2020, we had goodwill related to our United States industrial services segment of $107.5 million accounted for at fair value on a nonrecurring basis as a result of the non-cash goodwill impairment charge recorded during the year. Refer to Note 9 - Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets of the notes to consolidated financial statements for a description of the valuation techniques and inputs used in the fair value measurement.
The inputs used for these nonrecurring fair value measurements represent Level 3 inputs.

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
NOTE 12 - INCOME TAXES
For the years ended December 31, 2020, 2019, and 2018, our income tax provision was calculated based on income from continuing operations before income taxes as follows (in thousands):

	2020	2019	2018
United States	$228,181	$430,253	$375,408
Foreign	24,145	20,636	19,620
	$252,326	$450,889	$395,028
The income tax provision for the years ended December 31, 2020, 2019, and 2018 consisted of the following (in thousands):

	2020	2019	2018
Current provision:
Federal	$115,633	$89,264	$75,405
State and local	36,182	31,099	28,063
Foreign	3,922	3,685	1,389
	155,737	124,048	104,857
Deferred (benefit) provision	(36,354)	1,701	4,249
	$119,383	$125,749	$109,106
For the year ended December 31, 2020, our income tax provision from continuing operations was $119.4 million compared to $125.7 million for the year ended December 31, 2019 and $109.1 million for the year ended December 31, 2018. The decrease in the income tax provision for 2020, when compared to 2019, was primarily driven by reduced state income taxes, inclusive of a deferred state benefit, resulting from a change in the mix of earnings. The increase in the income tax provision for 2019, when compared to 2018, was largely due to increased income from continuing operations before income taxes.
The income tax rates on income from continuing operations before income taxes for the years ended December 31, 2020, 2019, and 2018, were 47.3%, 27.9%, and 27.6%, respectively. The increase in the 2020 income tax rate, when compared to 2019, was predominantly due to the tax-effect of the $232.8 million of non-cash goodwill, identifiable intangible asset, and other long-lived asset impairment charges recorded during the second quarter, the majority of which is non-deductible for tax purposes. The slight increase in the 2019 income tax rate, when compared to 2018, was primarily due to: (a) an increase in our state deferred tax rate, partially as a result of a change in the mix of income during 2019, and (b) the continued impact of the Tax Cuts and Jobs Act, including the application of guidance regarding certain permanent differences and other nondeductible expenses.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 - INCOME TAXES - (Continued)
Items accounting for the differences between income taxes computed at the federal statutory rate and the income tax provision for the years ended December 31, 2020, 2019, and 2018 were as follows (in thousands):

	2020	2019	2018
Federal income taxes at the statutory rate	$52,989	$94,687	$82,946
State and local income taxes, net of federal tax benefits	19,290	24,904	21,827
Permanent differences	5,860	7,149	6,584
Excess tax benefit from share-based compensation	(142)	(733)	(1,227)
Non-deductible impairment charges	40,165	—	—
Foreign income taxes (including UK statutory rate changes)	(140)	(170)	70
Other	1,361	(88)	(1,094)
	$119,383	$125,749	$109,106
The minimum tax on global intangible low-taxed income for certain earnings of our foreign subsidiaries was approximately $0.1 million for each of the years ended December 31, 2020 and 2019 and approximately $0.6 million for the year ended December 31, 2018. The Company recognizes such tax as an expense in the period incurred.
As of December 31, 2020, we had undistributed foreign earnings from certain foreign subsidiaries of approximately $89.6 million. Based on our evaluation, and given that a significant portion of such earnings were subject to tax in prior periods, or are indefinitely reinvested, we have concluded that any taxes associated with the repatriation of such foreign earnings would be immaterial. As of December 31, 2020, the amount of cash held by these foreign subsidiaries was approximately $100.8 million which, if repatriated, should not result in any federal or state income taxes.
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. Our income tax returns are subject to audit by various taxing authorities and are currently under examination for the years 2014 through 2019.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides for various tax relief and tax incentive measures, which did not have a material impact on our results of operations. Certain provisions of the CARES Act, however, did favorably impact our liquidity throughout 2020 as they allowed for the deferral of the employer’s portion of current year Social Security tax payments until 2021 and 2022.
On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law. This act provides for tax relief, as well as an omnibus appropriations package that extends various expiring tax provisions and allows for a 100% tax deduction for the cost of business meals in 2021 and 2022. The Consolidated Appropriations Act is not expected to have a material impact on the Company's income tax provision.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 - INCOME TAXES - (Continued)
Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of assets and liabilities. The deferred income tax assets and deferred income tax liabilities recorded as of December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Deferred income tax assets:
Excess of amounts expensed for financial statement purposes over amounts deducted for income tax purposes:
Insurance liabilities	$47,602	$47,022
Pension liability	6,789	2,733
Operating lease liabilities	68,652	68,158
Deferred compensation	36,790	32,685
Accrued federal payroll taxes (1)	27,428	—
Other (including liabilities and reserves)	29,816	25,647
Total deferred income tax assets	217,077	176,245
Valuation allowance for deferred tax assets	(3,856)	(3,463)
Net deferred income tax assets	213,221	172,782

Deferred income tax liabilities:
Costs capitalized for financial statement purposes and deducted for income tax purposes:
Goodwill and identifiable intangible assets	(146,821)	(156,604)
Operating lease right-of-use assets	(64,434)	(65,090)
Depreciation of property, plant and equipment	(23,958)	(18,622)
Other	(7,444)	(4,212)
Total deferred income tax liabilities	(242,657)	(244,528)

Net deferred income tax liabilities	$(29,436)	$(71,746)
_________________
(1)Represents employer Social Security tax payments deferred under the CARES Act.
The components of the net deferred income tax liabilities in the accompanying Consolidated Balance Sheets are included in “Other assets” in the amount of $7.4 million and $3.4 million and “Other long-term obligations” in the amount of $36.8 million and $75.2 million, at December 31, 2020 and 2019, respectively.
Valuation allowances are established when necessary to reduce deferred income tax assets when it is more likely than not that a tax benefit will not be realized. As of December 31, 2020 and 2019, the total valuation allowance on deferred income tax assets was approximately $3.9 million and $3.5 million, respectively, related to state and local net operating losses. Realization of our deferred income tax assets is dependent on our generating sufficient taxable income in the jurisdictions in which such deferred tax assets will reverse. Although realization is not assured, based on current projections of future taxable income, we believe it is more likely than not that the deferred income tax assets, net of the valuation allowance discussed above, will be realized. The amount of the deferred income tax assets considered realizable, however, could be reduced if estimates of future income are reduced.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 - COMMON STOCK
As of December 31, 2020 and 2019, there were 54,755,900 and 56,219,831 shares of our common stock outstanding, respectively.
We have paid quarterly dividends since October 25, 2011. We paid a regular quarterly dividend of $0.08 per share throughout 2020. In December 2020, our Board of Directors announced its intention to increase the regular quarterly dividend to $0.13 per share commencing with the dividend to be paid in the first quarter of 2021.
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.15 billion of our outstanding common stock. During the year ended December 31, 2020, we repurchased approximately 1.7 million shares of our common stock for approximately $112.6 million. Since the inception of the repurchase program through December 31, 2020, we have repurchased approximately 17.5 million shares of our common stock for approximately $904.0 million. As of December 31, 2020, there remained authorization for us to repurchase approximately $246.0 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2020 Credit Agreement placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
NOTE 14 - SHARE-BASED COMPENSATION PLANS
We have an incentive plan under which stock awards, stock units, and other share-based compensation may be granted to officers, non-employee directors and key employees of the Company. During 2020, we amended and restated our incentive plan, eliminating the ability to grant new stock options, until such time, if any, as the plan is subsequently amended to provide for the ability to make such grants. Under the terms of this plan, 3,250,000 shares were authorized, and 1,023,299 shares are available for grant or issuance as of December 31, 2020. Any issuances under this plan are valued at the fair market value of our common stock on the grant date. The vesting schedule of any stock awards or stock units is determined by the Compensation and Personnel Committee of our Board of Directors at the time of the grant. Forfeitures are recognized as they occur.
The following table summarizes activity regarding our stock options and awards of shares and stock units since December 31, 2017:

Stock Options			Restricted Stock Units
	Shares	Weighted Average Price		Shares	Weighted Average Price
Balance, December 31, 2017	93,000	$24.48	Balance, December 31, 2017	508,872	$54.13
Granted	—	—	Granted	135,259	$80.37
Expired	—	—	Forfeited	(1,250)	$71.27
Exercised	(53,000)	$24.48	Vested	(166,295)	$48.44
Balance, December 31, 2018	40,000	$24.48	Balance, December 31, 2018	476,586	$63.52
Granted	—	—	Granted	169,766	$64.34
Expired	—	—	Forfeited	(2,545)	$71.88
Exercised	(20,000)	$24.48	Vested	(226,229)	$51.64
Balance, December 31, 2019	20,000	$24.48	Balance, December 31, 2019	417,578	$70.24
Granted	—	—	Granted	137,771	$81.56
Expired	—	—	Forfeited	(984)	$79.17
Exercised	(20,000)	$24.48	Vested	(156,447)	$72.72
Balance, December 31, 2020	—	—	Balance, December 31, 2020	397,918	$73.16

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 - SHARE-BASED COMPENSATION PLANS - (Continued)
We recognized approximately $11.2 million, $11.4 million, and $11.0 million of compensation expense for stock units awarded to non-employee directors and employees pursuant to incentive plans for the years ended December 31, 2020, 2019, and 2018, respectively. We have approximately $8.6 million of compensation expense, net of income taxes, which will be recognized over the remaining vesting periods of up to 3 years. In addition, an aggregate of 63,907 restricted stock units granted to current or former non-employee directors vested as of December 31, 2020, but issuance has been deferred up to 5 years.
The income tax benefit derived in 2020, 2019, and 2018 as a result of stock option exercises and other share-based compensation was approximately $1.9 million, $2.6 million, and $3.6 million, respectively, of which approximately $0.2 million, $1.0 million, and $1.6 million, respectively, represented excess tax benefits.
The total intrinsic value (the amounts by which the stock price exceeded the exercise price on the date of exercise) of options that were exercised during both 2020 and 2019 was approximately $1.2 million, and the total intrinsic value of options that were exercised during 2018 was approximately $2.7 million. There were no options outstanding at December 31, 2020, however, the aggregate intrinsic value of options outstanding and exercisable as of December 31, 2019 and 2018 was approximately $1.2 million and $1.4 million, respectively.
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
NOTE 15 - RETIREMENT PLANS
Defined Benefit Plans
The funded status of our defined benefit plans, which represents the difference between the fair value of plan assets and the projected benefit obligations, is recognized in our balance sheet with a corresponding adjustment to accumulated other comprehensive income (loss). Gains and losses for the differences between actuarial assumptions and actual results, and unrecognized service costs, are recognized through accumulated other comprehensive income (loss). These amounts will be subsequently recognized as net periodic pension cost.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RETIREMENT PLANS - (Continued)
The change in benefit obligations and assets of the UK Plan for the years ended December 31, 2020 and 2019 consisted of the following components (in thousands):

	2020	2019
Change in pension benefit obligation
Benefit obligation at beginning of year	$322,766	$281,776
Interest cost	6,401	7,961
Actuarial loss	50,863	32,866
Benefits paid	(10,029)	(12,059)
Foreign currency exchange rate changes	13,141	12,222
Benefit obligation at end of year	383,142	322,766
Change in pension plan assets
Fair value of plan assets at beginning of year	307,001	264,194
Actual return on plan assets	34,380	38,808
Employer contributions	4,665	4,428
Benefits paid	(10,029)	(12,059)
Foreign currency exchange rate changes	11,394	11,630
Fair value of plan assets at end of year	347,411	307,001
Funded status at end of year	$(35,731)	$(15,765)
Amounts not yet reflected in net periodic pension cost and included in accumulated other comprehensive loss were as follows (in thousands):

	2020	2019
Unrecognized losses	$125,020	$94,211
The underfunded status of the UK Plan of $35.7 million and $15.8 million at December 31, 2020 and 2019, respectively, is included in “Other long-term obligations” in the accompanying Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ending December 31, 2021.
The weighted average assumptions used to determine benefit obligations as of December 31, 2020 and 2019 were as follows:

	2020	2019
Discount rate	1.4%	2.1%
The weighted average assumptions used to determine net periodic pension cost for the years ended December 31, 2020, 2019, and 2018 were as follows:

	2020	2019	2018
Discount rate	2.1%	2.9%	2.5%
Annual rate of return on plan assets	4.3%	4.9%	5.0%

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RETIREMENT PLANS - (Continued)
The annual rate of return on plan assets has been determined by modeling possible returns using the actuary’s portfolio return calculator and the fair value of plan assets. This models the long term expected returns of the various asset classes held in the portfolio and takes into account the additional benefits of holding a diversified portfolio. For measurement purposes of the liability, the annual rates of inflation of covered pension benefits assumed for 2020 and 2019 were 2.5% and 2.0%, respectively.
The components of net periodic pension cost (income) of the UK Plan for the years ended December 31, 2020, 2019, and 2018 were as follows (in thousands):

	2020	2019	2018
Interest cost	$6,401	$7,961	$8,085
Expected return on plan assets	(12,023)	(12,165)	(13,797)
Amortization of unrecognized loss	2,389	2,342	2,630
Net periodic pension cost (income)	$(3,233)	$(1,862)	$(3,082)
Actuarial gains and losses are amortized using a corridor approach whereby cumulative gains and losses in excess of the greater of 10% of the pension benefit obligation or the fair value of plan assets are amortized over the average life expectancy of plan participants. The amortization period for 2020 was 24 years.
The reclassification adjustment, net of income taxes, for the UK Plan from accumulated other comprehensive loss into net periodic pension cost was approximately $1.9 million for the years ended December 31, 2020 and 2019, and approximately $2.1 million for the year ended December 31, 2018. The estimated unrecognized loss for the UK Plan that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next year is approximately $2.9 million, net of income taxes.
UK Plan Assets
The investment policies and strategies for the assets of the UK Plan are established by its trustees (who are independent of the Company) to achieve a reasonable balance between risk, likely return, and administration expense, as well as to maintain funds at a level to meet minimum funding requirements. In order to ensure that an appropriate investment strategy is in place, an analysis of the UK Plan’s assets and liabilities is completed periodically. Target allocation percentages vary over time depending on the perceived risk and return potential of various asset classes and market conditions. The weighted average asset allocations and weighted average target allocations at December 31, 2020 and 2019 were as follows:

Asset Category	Target Asset Allocation	December 31, 2020	December 31, 2019
Debt	65.0%	63.0%	70.6%
Equity	15.0%	12.7%	10.5%
Cash	10.0%	17.1%	10.5%
Real estate	10.0%	7.2%	8.4%
Total	100.0%	100.0%	100.0%
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
The following tables set forth the fair value of assets of the UK Plan as of December 31, 2020 and 2019 (in thousands):

	Assets at Fair Value as of December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total
Corporate debt funds	$—	$65,486	$—	$65,486
Government bond funds	—	57,133	—	57,133
Equity funds	—	44,132	—	44,132
Cash	59,246	—	—	59,246
Total plan assets in fair value hierarchy	$59,246	$166,751	$—	225,997
Plan assets measured using NAV as a practical expedient: (1)
Debt funds				96,196
Real estate funds				25,218
Total plan assets at fair value				$347,411

	Assets at Fair Value as of December 31, 2019
Asset Category	Level 1	Level 2	Level 3	Total
Corporate debt funds	$—	$64,314	$—	$64,314
Government bond funds	—	49,164	—	49,164
Equity funds	—	32,356	—	32,356
Cash	32,240	—	—	32,240
Total plan assets in fair value hierarchy	$32,240	$145,834	$—	178,074
Plan assets measured using NAV as a practical expedient: (1)
Debt funds				103,188
Real estate funds				25,739
Total plan assets at fair value				$307,001
_________________
(1)Certain investments measured using NAV as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RETIREMENT PLANS - (Continued)
Cash Flows:
Contributions
Our United Kingdom subsidiary expects to contribute approximately $5.0 million to the UK Plan in 2021.
Estimated Future Benefit Payments
The following estimated benefit payments are expected to be paid in the following years (in thousands):

Pension Benefit Payments
2021	$11,036
2022	$11,356
2023	$11,684
2024	$12,021
2025	$12,370
Succeeding five years	$67,423
The following table shows certain information for the UK Plan where the accumulated benefit obligation is in excess of plan assets as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Projected benefit obligation	$383,142	$322,766
Accumulated benefit obligation	$383,142	$322,766
Fair value of plan assets	$347,411	$307,001
We also sponsor three domestic retirement plans in which participation by new individuals is frozen. The benefit obligation associated with these plans as of December 31, 2020 and 2019 was approximately $9.2 million. The estimated fair value of the plan assets as of December 31, 2020 and 2019 was approximately $6.0 million and $5.7 million, respectively. The plan assets are considered Level 1 assets within the fair value hierarchy and are predominantly invested in cash, equities, and equity and bond funds. The liability balances as of December 31, 2020 and 2019 are classified as “Other long-term obligations” in the accompanying Consolidated Balance Sheets. The measurement date for these plans is December 31 of each year. The major assumptions used in the actuarial valuations to determine benefit obligations as of December 31, 2020 and 2019 included discount rates of 2.00% to 2.25% for 2020 and 3.00% to 4.00% for 2019. Also, included was an expected rate of return of 7.00% for both 2020 and 2019. The net periodic pension cost associated with the domestic plans was approximately $0.3 million for each of the years ended December 31, 2020, 2019, and 2018. The reclassification adjustment, net of income taxes, from accumulated other comprehensive loss into net periodic pension cost was approximately $0.3 million for the year ended December 31, 2020, and approximately $0.2 million for each of the years ended December 31, 2019, and 2018. The estimated loss for these plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next year is approximately $0.2 million, net of income taxes. The future estimated benefit payments expected to be paid from the plans for the next ten years is approximately $0.5 million per year.
Multiemployer Plans
We participate in approximately 200 multiemployer pension plans (“MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As one of many participating employers in an MEPP, we are potentially liable with the other participating employers for such plan's underfunding either through an increase in our required contributions or, in the case of our withdrawal from the plan, a payment based upon our proportionate share of the plan's unfunded benefits, in each case, as described below. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of an MEPP and legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact the funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions, and the utilization of extended amortization provisions.

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
We could also be obligated to make payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce our number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closure of a subsidiary assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) would equal our proportionate share of the MEPPs’ unfunded vested benefits. We believe that certain of the MEPPs in which we participate may have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the MEPP’s current financial situation, we are unable to determine (a) the amount and timing of a future withdrawal liability, if any, and (b) whether our participation in these MEPPs could have a material adverse impact on our financial position, results of operations or liquidity. We did not record any withdrawal liability for the years ended December 31, 2020, 2019, and 2018.
The following table lists all domestic MEPPs to which our contributions exceeded $2.0 million in 2020. Additionally, this table also lists all domestic MEPPs to which we contributed in 2020 in excess of $0.5 million for MEPPs in the critical status, “red zone,” and $1.0 million for MEPPs in the endangered status, “orange or yellow zones,” as defined by the PPA (in thousands):

Pension Fund	EIN/Pension Plan Number		PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date or range of expiration dates of CBA(s)
			2020	2019		2020	2019	2018
National Automatic Sprinkler Industry Pension Fund	52-6054620	001	Red	Red	Implemented	$17,504	$15,924	$14,888	No	March 2021 to June 2023
Plumbers & Pipefitters National Pension Fund	52-6152779	001	Yellow	Yellow	Implemented	14,095	13,821	11,868	No	February 2021 to August 2026
Sheet Metal Workers National Pension Fund	52-6112463	001	Yellow	Yellow	Implemented	11,621	11,713	10,895	No	April 2021 to June 2024
National Electrical Benefit Fund	53-0181657	001	Green	Green	NA	11,573	16,901	10,700	No	February 2021 to September 2024
Pension, Hospitalization & Benefit Plan of the Electrical Industry-Pension Trust Account	13-6123601	001	Green	Green	NA	11,264	10,075	10,469	No	January 2021 to April 2022
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919	001	Green	Green	NA	7,086	8,434	5,485	Yes	May 2021 to October 2023
Sheet Metal Workers Pension Plan of Northern California	51-6115939	001	Red	Red	Implemented	6,605	6,233	5,488	No	June 2021 to June 2026
Central Pension Fund of the IUOE & Participating Employers	36-6052390	001	Green	Green	NA	6,115	6,253	6,384	No	February 2021 to December 2023
Southern California IBEW-NECA Pension Trust Fund	95-6392774	001	Yellow	Yellow	Implemented	5,719	6,277	5,754	No	May 2021 to November 2023
Plumbers Pipefitters & Mechanical Equipment Service Local Union 392 Pension Plan	31-0655223	001	Red	Red	Implemented	5,667	6,412	6,047	Yes	June 2022
San Diego Electrical Pension Plan	95-6101801	001	Green	Green	NA	4,383	3,843	3,008	Yes	May 2021 to May 2022

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RETIREMENT PLANS - (Continued)
Pension Fund	EIN/Pension Plan Number		PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date or range of expiration dates of CBA(s)
			2020	2019		2020	2019	2018
Pipefitters Union Local 537 Pension Fund	51-6030859	001	Green	Green	NA	4,275	4,754	6,038	Yes	February 2021 to September 2021
Arizona Pipe Trades Pension Trust Fund	86-6025734	001	Green	Green	NA	4,142	6,071	2,640	Yes	June 2021
Southern California Pipe Trades Retirement Fund	51-6108443	001	Green	Green	NA	4,043	3,274	3,095	No	June 2021 to June 2026
Edison Pension Plan	93-6061681	001	Green	Green	NA	3,864	5,361	3,140	Yes	December 2021
Heating, Piping & Refrigeration Pension Fund	52-1058013	001	Green	Green	NA	3,349	4,185	2,619	No	July 2022
Eighth District Electrical Pension Fund	84-6100393	001	Green	Green	NA	3,242	3,590	3,486	Yes	February 2021 to May 2023
U.A. Local 393 Pension Trust Fund Defined Benefit	94-6359772	002	Green	Green	NA	3,168	3,858	4,298	Yes	June 2021 to July 2021
Electrical Contractors Association of the City of Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Pension Plan 2	51-6030753	002	Green	Green	NA	3,004	3,204	4,308	No	June 2021
U.A. Local 38 Defined Benefit Pension Plan	94-1285319	001	Green	Green	NA	2,874	2,030	1,551	No	June 2021 to June 2023
Sheet Metal Workers Pension Plan of Southern California, Arizona & Nevada	95-6052257	001	Yellow	Yellow	Implemented	2,706	2,423	1,934	No	June 2021 to June 2026
Northern California Pipe Trades Pension Plan	94-3190386	001	Green	Green	NA	2,463	3,077	3,104	No	June 2021
U.A. Plumbers Local 24 Pension Fund	22-6042823	001	Green	Green	NA	2,460	2,460	3,461	Yes	April 2021
NECA-IBEW Pension Trust Fund	51-6029903	001	Green	Green	NA	2,369	2,528	2,650	Yes	May 2021 to December 2021
Northern California Electrical Workers Pension Plan	94-6062674	001	Green	Green	NA	2,263	965	1,075	No	May 2021 to May 2022
Plumbing & Pipe Fitting Local 219 Pension Fund	34-6682376	001	Red	Red	Implemented	1,680	1,937	2,197	Yes	May 2023
Boilermaker-Blacksmith National Pension Trust	48-6168020	001	Yellow	Red	Implemented	1,574	1,681	1,446	No	September 2021 to September 2023
Plumbers & Pipefitters Local Union No. 502 & 633 Pension Fund	61-6078145	001	Yellow	Yellow	Implemented	1,271	1,596	1,167	No	May 2021 to July 2022
I.B.E.W. Local 701 Pension Fund	36-6455509	001	Yellow	Yellow	Implemented	1,197	915	588	No	May 2021 to December 2021
Steamfitters Local Union No. 420 Pension Plan	23-2004424	001	Red	Red	Implemented	553	641	706	No	May 2023
Other Multiemployer Pension Plans						51,953	55,042	49,740		Various
Total Contributions						$204,082	$215,478	$190,229
 _________________
(1)    The zone status represents the most recent available information for the respective MEPP, which may be 2019 or earlier for the 2020 year and 2018 or earlier for the 2019 year. In general, plans with a “green” zone status have a funding ratio of at least 80%, plans with an “orange” or “yellow” zone status have a funding ratio of between 65% and less than 80%, and plans with a “red” zone status are less than 65% funded.
(2)    This information was obtained from the respective plan’s Form 5500 (“Forms”) for the most current available filing. These dates may not correspond with our fiscal year contributions. The percentages of contributions are based upon disclosures contained in the plans’ Forms. Those Forms, among other things, disclose the names of individual participating employers whose annual contributions account for more than 5% of the aggregate annual amount contributed by all participating employers for a plan year. Accordingly, if the annual contribution of two or more of our subsidiaries each accounted for less than 5% of such contributions, but in the aggregate accounted for in excess of 5% of such contributions, that greater percentage is not available and accordingly is not disclosed.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RETIREMENT PLANS - (Continued)
The nature and diversity of our operations may result in volatility in the amount of our contributions to a particular MEPP for any given period. That is because, in any given market, a change in the mix, volume of, or size of our projects could result in a change in our direct labor force and a corresponding change in our contributions to the MEPP(s) dictated by the applicable CBA. Additionally, the amount of contributions to a particular MEPP could also be affected by the terms of the CBA, which could require at a particular time, an increase in the contribution rate and/or surcharges. Acquisitions made by us since 2018 have resulted in incremental contributions to various MEPPs of approximately $5.3 million.
Additionally, we contribute to certain multiemployer plans that provide post retirement benefits such as health and welfare benefits and/or defined contribution/annuity plans, among others. Our contributions to these plans were approximately $156.1 million, $153.5 million, and $135.9 million for the years ended December 31, 2020, 2019, and 2018, respectively. Acquisitions made by use since 2018 have resulted in incremental contributions to other post retirement benefit plans of approximately $15.6 million. The amount of contributions to these plans is also subject for the most part to the factors discussed above in conjunction with the MEPPs.
Defined Contribution Plans
We have defined contribution retirement and savings plans that cover eligible employees in the United States. Contributions to these plans are based on a percentage of the employee’s base compensation. The expenses recognized for employer contributions to these plans were approximately $32.4 million for each of the years ended December 31, 2020 and 2019 and approximately $29.8 million for the year ended December 31, 2018. At our discretion and subject to applicable plan documents, we may make additional supplemental matching contributions to one of our defined contribution retirement and savings plans. The expenses recognized related to additional supplemental matching contributions for the years ended December 31, 2020, 2019, and 2018 were approximately $9.1 million, $6.8 million, and $6.1 million, respectively.
Our United Kingdom subsidiary also has defined contribution retirement plans. The expense recognized related to employer matching contributions for the years ended December 31, 2020, 2019, and 2018 was approximately $7.4 million, $6.1 million, and $4.9 million, respectively.
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
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”), and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. Surety Bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. Public sector contracts require Surety Bonds more frequently than private sector contracts and, accordingly, our bonding requirements typically increase as the amount of our public sector work increases. As of December 31, 2020, based on the percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.3 billion, which represents approximately 29% of our total remaining performance obligations. In addition, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees, or as collateral for certain insurance obligations. As of December 31, 2020, we satisfied approximately $37.5 million of the collateral requirements of our insurance programs by utilizing Surety Bonds. We are not aware of any losses in connection with Surety Bonds that have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - COMMITMENTS AND CONTINGENCIES - (Continued)
We are subject to regulation with respect to the handling of certain materials used in construction, which are classified as hazardous or toxic by federal, state, and local agencies. Our practice is to avoid participation in projects principally involving the remediation or removal of such materials. However, when remediation is required as part of our contract performance, we believe we comply with all applicable regulations governing the discharge of hazardous materials into the environment or otherwise relating to the protection of the environment.
At December 31, 2020, we employed approximately 33,000 people, approximately 59% of whom are represented by various unions pursuant to approximately 400 collective bargaining agreements between our individual subsidiaries and local unions. We believe that our employee relations are generally good. Only two of these collective bargaining agreements are national or regional in scope.
Restructuring expenses, related to employee severance obligations, were $2.2 million, $1.5 million, and $2.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, the balance of our restructuring related obligations yet to be paid was $2.7 million. The balance of such obligations as of December 31, 2019 and 2018 was $1.6 million. The majority of obligations outstanding as of December 31, 2019 and 2018 were paid during 2020 and 2019, respectively. The obligations outstanding as of December 31, 2020 will be paid pursuant to our contractual obligations through 2022. No material expenses in connection with restructuring are expected to be incurred during 2021.
The changes in restructuring activity by reportable segment during the years ended December 31, 2020 and 2019 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	Corporate administration	Total
Balance at December 31, 2018	$30	$—	$176	$1,424	$1,630
Charges	445	—	1,078	—	1,523
Payments	(30)	—	(842)	(723)	(1,595)
Balance at December 31, 2019	445	—	412	701	1,558
Charges	1,072	1,073	69	—	2,214
Payments	(239)	—	(481)	(355)	(1,075)
Balance at December 31, 2020	$1,278	$1,073	$—	$346	$2,697
Government Contracts
As a government contractor, we are subject to U.S. government audits and investigations relating to our operations, which such audits may result in fines, penalties and compensatory and treble damages, and possible suspension or debarment from doing business with the government. Based on currently available information, we believe the outcome of ongoing government disputes and investigations will not have a material impact on our financial position, results of operations or liquidity.
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
NOTE 17 - LEASES
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
Our leases typically include a combination of fixed and variable payments. Fixed payments are generally included when measuring the right-of-use asset and lease liability. Variable payments, which primarily represent payments based on usage of the underlying asset, are generally excluded from such measurement and expensed as incurred. In addition, certain of our lease arrangements may contain a lease coupled with an arrangement to provide other services, such as maintenance, or may require us to make other payments on behalf of the lessor related to the leased asset, such as payments for taxes or insurance. We account for these non-lease components together with the associated lease component for each of our asset classes.
The measurement of right-of-use assets and lease liabilities requires us to estimate appropriate discount rates. To the extent the rate implicit in the lease is readily determinable, such rate is utilized. However, based on information available at lease commencement for the majority of our leases, the rate implicit in the lease is not known. In these instances, we utilize an incremental borrowing rate, which represents the rate of interest that we would pay to borrow on a collateralized basis, over a similar term, an amount equal to the lease payments.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 - LEASES - (Continued)
Lease Position
The following table presents the lease-related assets and liabilities as of December 31, 2020 and 2019 (in thousands):

	Classification on the Consolidated Balance Sheet	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$242,155	$245,471
Finance lease assets	Property, plant and equipment, net	9,638	9,609
Total lease assets		$251,793	$255,080

Liabilities
Current
Operating	Operating lease liabilities, current	$53,632	$53,144
Finance	Current maturities of long-term debt and finance lease liabilities	3,995	4,088
Noncurrent
Operating	Operating lease liabilities, long-term	205,362	204,950
Finance	Long-term debt and finance lease liabilities	5,971	5,591
Total lease liabilities		$268,960	$267,773
Lease Costs
The following table presents information related to lease expense for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Finance lease expense:
Amortization expense	$4,562	$4,575
Interest expense	355	427
Operating lease expense	69,208	66,650
Short-term lease expense	139,706	149,528
Variable lease expense	5,441	4,924
Total lease expense	$219,272	$226,104
Rent expense for operating leases and other rental items, including short-term equipment rentals, for the year ended December 31, 2018 was approximately $191.8 million. For each of the years ended December 31, 2020, 2019, and 2018, sublease rental income was approximately $0.5 million.
Lease Term and Discount Rate
The following table presents certain information related to lease terms and discount rates for leases as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term:
Operating leases	6.6 years	6.7 years
Finance leases	3.1 years	2.9 years
Weighted-average discount rate:
Operating leases	3.59%	4.04%
Finance leases	3.24%	4.16%

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 - LEASES - (Continued)
Other Information
The following table presents supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$65,016	$65,757
Operating cash flows used for finance leases	$355	$427
Financing cash flows used for finance leases	$4,470	$4,571
Right-of-use assets obtained in exchange for new operating lease liabilities	$55,895	$84,089
Right-of-use assets obtained in exchange for new finance lease liabilities	$4,558	$5,311
For the year ended December 31, 2018, assets acquired under capital leases amounted to approximately $1.1 million.
Maturity of Lease Liabilities
The following table reconciles future minimum lease payments on an undiscounted cash flow basis to the lease liabilities reported in the Consolidated Balance Sheet as of December 31, 2020 (in thousands):

	Operating Leases	Finance Leases
2021	$61,743	$4,234
2022	50,452	2,902
2023	43,240	1,652
2024	33,185	1,289
2025	25,648	265
Thereafter	76,904	69
Total minimum lease payments	291,172	10,411
Less: Amount of lease payments representing interest	(32,178)	(445)
Present value of future minimum lease payments	$258,994	$9,966

Current portion of lease liabilities	$53,632	$3,995
Noncurrent portion of lease liabilities	205,362	5,971
Present value of future minimum lease payments	$258,994	$9,966

NOTE 18 - ADDITIONAL CASH FLOW INFORMATION
The following table presents information about cash paid for interest and income taxes for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
Cash paid during the year for:
Interest	$8,289	$12,683	$12,435
Income taxes	$145,386	$126,169	$123,651

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19 - SEGMENT INFORMATION
We have the following reportable segments: (a) United States electrical construction and facilities services (involving systems for electrical power transmission and distribution; premises electrical and lighting systems; process instrumentation in the refining, chemical processing, food processing, and mining industries; low-voltage systems, such as fire alarm, security, and process control; voice and data communication, including fiber-optic and low-voltage cabling, distributed antenna systems, and audiovisual systems; roadway and transit lighting and signaling; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration, and clean-room process ventilation; fire protection; plumbing, process, and high-purity piping; controls and filtration; water and wastewater treatment; central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom building services. The “United States building services” and “United Kingdom building services” segments principally consist of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities, including commercial and government site-based operations and maintenance; facility management, maintenance, and services; outage services to utilities and industrial plants; military base operations support services; mobile mechanical maintenance and services, including maintenance and service of mechanical, electrical, plumbing, and building automation systems; indoor air quality improvement services; floor care and janitorial services; landscaping, lot sweeping, and snow removal; other building services, including reception, security, and catering services; vendor management; call center services; installation and support for building systems; program development, management and maintenance for energy systems; technical consulting and diagnostic services; infrastructure and building projects for federal, state and local governmental agencies and bodies; and small modification and retrofit projects, which services are not generally related to customers’ construction programs. The “United States industrial services” segment principally consists of those operations which provide industrial maintenance and services for refineries, petrochemical plants, and other customers within the oil and gas industry. Services of this segment include refinery turnaround planning and engineering; specialty welding; overhaul and maintenance of critical process units; specialty technical services; on-site repairs, maintenance and service of heat exchangers, towers, vessels, and piping; and design, manufacturing, repair, and hydro blast cleaning of shell and tube heat exchangers and related equipment.
The following tables present financial information for each of our reportable segments for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	2020	2019	2018
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,973,427	$2,216,600	$1,954,323
United States mechanical construction and facilities services	3,485,495	3,340,337	2,962,843
United States building services	2,110,129	2,106,872	1,875,485
United States industrial services	797,447	1,087,543	923,109
Total United States operations	8,366,498	8,751,352	7,715,760
United Kingdom building services	430,563	423,259	414,871
Total operations	$8,797,061	$9,174,611	$8,130,631

Total revenues:
United States electrical construction and facilities services	$1,979,899	$2,220,582	$1,959,978
United States mechanical construction and facilities services	3,502,131	3,370,960	2,998,918
United States building services	2,189,236	2,182,390	1,942,663
United States industrial services	812,844	1,111,264	930,724
Less intersegment revenues	(117,612)	(133,844)	(116,523)
Total United States operations	8,366,498	8,751,352	7,715,760
United Kingdom building services	430,563	423,259	414,871
Total operations	$8,797,061	$9,174,611	$8,130,631

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19 - SEGMENT INFORMATION - (Continued)

	2020	2019	2018
Operating income (loss):
United States electrical construction and facilities services	$166,501	$161,684	$139,430
United States mechanical construction and facilities services	292,536	225,040	219,853
United States building services	113,431	114,754	93,827
United States industrial services	(2,788)	44,340	27,671
Total United States operations	569,680	545,818	480,781
United Kingdom building services	20,660	18,323	15,930
Corporate administration	(98,542)	(101,726)	(90,415)
Restructuring expenses	(2,214)	(1,523)	(2,306)
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	(232,750)	—	(907)
Total operations	256,834	460,892	403,083
Other corporate items:
Net periodic pension (cost) income	2,980	1,553	2,743
Interest expense	(9,009)	(13,821)	(13,544)
Interest income	1,521	2,265	2,746
Income from continuing operations before income taxes	$252,326	$450,889	$395,028

Capital expenditures:
United States electrical construction and facilities services	$9,569	$5,876	$5,993
United States mechanical construction and facilities services	11,239	7,890	7,504
United States building services	10,366	14,291	10,414
United States industrial services	8,706	15,802	18,386
Total United States operations	39,880	43,859	42,297
United Kingdom building services	3,693	3,598	870
Corporate administration	4,396	975	312
Total operations	$47,969	$48,432	$43,479

Depreciation and amortization of property, plant and equipment:
United States electrical construction and facilities services	$7,463	$7,550	$6,221
United States mechanical construction and facilities services	10,683	8,764	7,803
United States building services	12,284	12,728	10,324
United States industrial services	11,676	11,154	9,943
Total United States operations	42,106	40,196	34,291
United Kingdom building services	3,046	2,942	3,447
Corporate administration	1,569	807	734
Total operations	$46,721	$43,945	$38,472

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19 - SEGMENT INFORMATION - (Continued)

	2020	2019	2018
Contract assets:
United States electrical construction and facilities services	$33,640	$50,813	$38,412
United States mechanical construction and facilities services	68,058	61,225	49,302
United States building services	31,046	30,428	33,304
United States industrial services	8,657	9,820	14,117
Total United States operations	141,401	152,286	135,135
United Kingdom building services	30,555	25,544	23,108
Total operations	$171,956	$177,830	$158,243

Contract liabilities:
United States electrical construction and facilities services	$184,775	$173,967	$163,951
United States mechanical construction and facilities services	386,180	317,083	280,846
United States building services	105,421	97,588	79,281
United States industrial services	16,027	12,404	12,307
Total United States operations	692,403	601,042	536,385
United Kingdom building services	29,849	22,600	15,905
Total operations	$722,252	$623,642	$552,290

Long-lived assets:
United States electrical construction and facilities services	$211,432	$215,780	$201,333
United States mechanical construction and facilities services	512,243	530,561	334,628
United States building services	492,290	458,915	436,887
United States industrial services	360,765	615,233	630,340
Total United States operations	1,576,730	1,820,489	1,603,188
United Kingdom building services	12,017	9,622	9,264
Corporate administration	4,356	1,431	1,072
Total operations	$1,593,103	$1,831,542	$1,613,524

Total assets:
United States electrical construction and facilities services	$736,395	$834,802	$702,112
United States mechanical construction and facilities services	1,542,531	1,536,325	1,081,005
United States building services	1,032,326	996,664	846,221
United States industrial services	494,178	829,793	864,446
Total United States operations	3,805,430	4,197,584	3,493,784
United Kingdom building services	227,894	181,147	146,379
Corporate administration	1,030,516	451,627	448,644
Total operations	$5,063,840	$4,830,358	$4,088,807

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20 - SELECTED UNAUDITED QUARTERLY INFORMATION
(In thousands, except per share data)
Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

	March 31	June 30	Sept. 30	Dec. 31
2020 Quarterly Results
Revenues	$2,299,832	$2,014,021	$2,201,714	$2,281,494
Gross profit	$333,061	$315,286	$363,184	$383,851
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	$—	$232,750	$—	$—
Net income attributable to EMCOR Group, Inc.	$75,665	$(83,689)	$61,186	$79,781
Basic EPS from continuing operations	$1.35	$(1.52)	$1.11	$1.45
Diluted EPS from continuing operations	$1.35	$(1.52)	$1.11	$1.45

	March 31	June 30	Sept. 30	Dec. 31
2019 Quarterly Results
Revenues	$2,158,728	$2,324,202	$2,287,741	$2,403,940
Gross profit	$308,754	$346,380	$335,987	$364,747
Net income attributable to EMCOR Group, Inc.	$72,410	$83,972	$81,834	$86,924
Basic EPS from continuing operations	$1.29	$1.49	$1.46	$1.54
Diluted EPS from continuing operations	$1.28	$1.49	$1.45	$1.54
NOTE 21 - SUBSEQUENT EVENTS
Subsequent to December 31, 2020, we acquired two companies, each for an immaterial amount. One company provides mechanical services within the Southern region of the United States, and the results of its operations will be included in our United States mechanical construction and facilities services segment. The other company provides electrical construction and maintenance services for a broad array of customers in the Midwestern region of the United States, and the results of its operations will be included in our United States electrical construction and facilities services segment. The acquisition of these businesses will be accounted for by the acquisition method, and the amounts paid will be allocated to their respective assets and liabilities, based upon the estimated fair value of such assets and liabilities at the respective date of acquisition by us.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of EMCOR Group, Inc. and subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
As described in Note 3 to the consolidated financial statements, the Company generally recognizes revenue from long-term construction contracts over time using a cost-to-cost input method in which the extent of progress is measured based on the ratio of costs incurred to date to the total estimated costs at completion. In addition, the revenue recognition process requires the Company to determine the transaction price that represents the amount of consideration to which the Company expects to be entitled. A significant portion of the Company’s revenues for the year ended December 31, 2020 were derived from long-term construction contracts.
The determination of revenue recognized from long-term construction contracts commonly requires the Company to estimate variable consideration that arises from pending change orders, contract claims, contract bonuses, and penalties, as well as to prepare estimates of the costs to complete contracts. Factors inherent in the estimation processes include, among others, historical experience with customers, the potential long-term nature of dispute resolutions, actions of third parties as well as the Company’s experience with similar types of contracts. Due to uncertainties attributed to such factors, auditing revenue recognized from long-term construction contracts involved especially challenging, subjective, and complex judgments.

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

Valuation of Goodwill and Indefinite-Lived Intangible Assets
Description of the Matter
At December 31, 2020, the Company’s goodwill and indefinite-lived trade name intangible assets were approximately $851.8 million and $199.5 million, respectively. As discussed in Note 9 to the consolidated financial statements, goodwill and trade names with indefinite lives are tested for impairment at least annually and during any interim period(s) in which impairment indicators are identified. During 2020, the Company recorded a goodwill impairment charge of $225.5 million related to its Industrial Services reporting unit and impairment charges of $6.7 million related to certain of its indefinite-lived trade name intangible assets.
Auditing management’s interim and annual impairment tests was especially complex and subjective due to the significant estimation required in determining the fair value of the reporting units for goodwill and the fair value of trade name intangible assets. In particular, the fair value estimates for goodwill were sensitive to significant assumptions inherent in the Company’s discounted estimated future cash flows such as the weighted average cost of capital, revenue growth rates, and operating margins. The fair value estimates for trade name intangible assets were sensitive to significant assumptions inherent in the Company’s discounted estimated future cash flows such as the royalty rate, discount rate, and revenue growth rates. The fair value estimates for goodwill and trade name intangible assets are affected by expectations about future market or economic conditions, including the effects of the COVID-19 pandemic and other macroeconomic events relevant to certain markets in which the Company operates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s impairment review processes for goodwill and trade name intangible assets. For example, we tested management’s review controls over the valuation models and significant assumptions described above, including those developed by the Company's third-party valuation specialists.
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
February 25, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of EMCOR Group, Inc. and subsidiaries:
Opinion on Internal Control Over Financial Reporting
We have audited EMCOR Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, EMCOR Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
February 25, 2021

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed with the participation of our principal executive officer and principal financial officer or persons performing similar functions to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
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
As of December 31, 2020, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has determined that EMCOR’s internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in Item 8 of this Annual Report on Form 10-K, which such report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020.
Changes in Internal Control over Financial Reporting
In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 with respect to directors is incorporated herein by reference to the section of our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders entitled “Election of Directors,” which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates (the “Proxy Statement”). The information, if any, required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section of the Proxy Statement entitled “Delinquent Section 16(a) Reports.” The information required by this Item 10 concerning the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated by reference to the section of the Proxy Statement entitled “Meetings and Committees of the Board of Directors” and “Corporate Governance.” The information required by this Item 10 regarding stockholder recommendations for director candidates is incorporated by reference to the section of the Proxy Statement entitled “Recommendations for Director Candidates.” Information regarding our executive officers is contained in Part I of this Form 10-K following Item 4 under the heading “Executive Officers of the Registrant.” We have adopted a Code of Ethics that applies to our Chief Executive Officer and our Senior Financial Officers, which is listed on the Exhibit Index.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 (other than the information required by Section 201(d) of Regulation S-K, which is set forth below) is incorporated herein by reference to the sections of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”
Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes, as of December 31, 2020, certain information regarding equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by stockholders.

	Equity Compensation Plan Information
	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	461,825	$—	1,023,299 (1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	461,825	$—	1,023,299 (1)
_________

(1)    Represents shares of our common stock available for future issuance under our 2010 Incentive Plan, which may be issued pursuant to the award of restricted stock, unrestricted stock and/or awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, our common stock.
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

Financial Statements:

Consolidated Balance Sheets - December 31, 2020 and 2019

Consolidated Statements of Operations - Years Ended December 31, 2020, 2019, and 2018

Consolidated Statements Comprehensive Income - Years Ended December 31, 2020, 2019, and 2018

Consolidated Statements of Cash Flows - Years Ended December 31, 2020, 2019, and 2018

Consolidated Statements of Equity - Years Ended December 31, 2020, 2019, and 2018

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

(a)(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

2(a)	Purchase and Sale Agreement, dated as of June 17, 2013 by and among Texas Turnaround LLC, a Delaware limited liability company, Altair Strickland Group, Inc., a Texas corporation, Rep Holdings LLC, a Texas limited liability company, ASG Key Employee LLC, a Texas limited liability company, Repcon Key Employee LLC, a Texas limited liability company, Gulfstar MBII, Ltd., a Texas limited partnership, The Trustee of the James T. Robinson and Diana J. Robinson 2010 Irrevocable Trust, The Trustee of the Steven Rothbauer 2012 Descendant’s Trust, The Co-Trustees of the Patia Strickland 2012 Descendant’s Trust, The Co-Trustees of the Carter Strickland 2012 Descendant’s Trust, and The Co-Trustees of the Walton 2012 Grandchildren’s Trust (collectively, “Sellers”) and EMCOR Group, Inc.	Exhibit 2.1 to EMCOR’s Report on Form 8-K (Date of Report June 17, 2013)
3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(b)	Amended and Restated By-Laws and Amendments thereto	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”)
4(a)	Sixth Amended and Restated Credit Agreement dated as of March 2, 2020 by and among EMCOR and a subsidiary and Bank of Montreal, as Agent and the lenders listed on the signature pages thereof	Exhibit 4(a) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (“March 2020 Form 10-Q”)
4(b)	Sixth Amended and Restated Security Agreement dated as of March 2, 2020 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to the March 2020 Form 10-Q
4(c)	Sixth Amended and Restated Pledge Agreement dated as of March 2, 2020 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to the March 2020 Form 10-Q
4(d)	Fifth Amended and Restated Guaranty Agreement dated as of March 2, 2020 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to the March 2020 Form 10-Q
4(e)	Description of Registrant’s Securities	Filed herewith

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to the April 2005 Form 8-K
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to the June 1998 Form 10-Q
10(g-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to the June 1999 Form 10-Q
10(g-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(g-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(h-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(i-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(i-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(i-3)	Amendment to Continuity Agreements and Severance Agreements with Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(j)	Amendment dated as of March 29, 2010 to Severance Agreement with Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-1)	Severance Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio	Exhibit 10(l-1) to the September 2016 Form 10-Q
10(k-2)	Continuity Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio (“Mauricio Continuity Agreement”)	Exhibit 10(l-2) to the September 2016 Form 10-Q
10(k-3)	Amendment dated April 10, 2017 to Mauricio Continuity Agreement	Exhibit 10(l-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10(l-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(l-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(s-2) to 2008 Form 10-K
10(l-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(l-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (“March 2012 Form 10-Q”)
10(l-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10(l-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(t-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(l-7)	Fifth Amendment to LTIP	Exhibit 10(l-7) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”)
10(l-8)	Sixth Amendment to LTIP	Exhibit 10(l-8) to 2015 Form 10-K
10(m)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(n)	Amended and Restated 2010 Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report June 11, 2020)
10(o)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(p)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to 2011 Form 10-K
10(q)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(r)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“June 2012 Form 10-Q”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(s)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2014
10(t)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2012 Form 10-K
10(u)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to 2013 Form 10-K
10(v)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(f)(f) to 2012 Form 10-K
10(w)	Executive Compensation Recoupment Policy	Exhibit 10(h)(h) to 2015 Form 10-K
10(x)	Restricted Stock Unit Award Agreement dated June 30, 2017 between EMCOR and Mark A. Pompa	Exhibit 10(f)(f) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
11	Computation of Basic EPS and Diluted EPS for the years ended December 31, 2020 and 2019	Note 6 of the Notes to the Consolidated Financial Statements
14	Code of Ethics of EMCOR for Chief Executive Officer and Senior Financial Officers	Exhibit 14 to 2003 Form 10-K
21	List of Significant Subsidiaries	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95	Information concerning mine safety violations or other regulatory matters	Filed herewith
101	The following materials from EMCOR Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.	Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Registrant hereby undertakes to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Registrant’s subsidiaries.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 25, 2021

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2021.

/S/ ANTHONY J. GUZZI	Chairman, President and Chief Executive Officer
Anthony J. Guzzi	(Principal Executive Officer)

/S/ MARK A. POMPA	Executive Vice President and Chief Financial Officer
Mark A. Pompa	(Principal Financial and Accounting Officer)

/S/ JOHN W. ALTMEYER	Director
John W. Altmeyer

/S/ RICHARD F. HAMM, JR.	Director
Richard F. Hamm, Jr.

/S/ DAVID H. LAIDLEY	Director
David H. Laidley

/S/ CAROL P. LOWE	Director
Carol P. Lowe

/S/ M. KEVIN MCEVOY	Director
M. Kevin McEvoy

/S/ WILLIAM P. REID	Director
William P. Reid

/s/ STEVEN B. SCHWARZWAELDER	Director
Steven B. Schwarzwaelder

/S/ ROBIN WALKER-LEE	Director
Robin Walker-Lee

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Costs and Expenses	Cumulative Effect Adjustment (1)	Deductions (2)	Balance at End of Year
Allowance for credit losses
Year Ended December 31, 2020	$14,466	3,269	3,150	(2,854)	$18,031
Year Ended December 31, 2019	$15,361	2,628	—	(3,523)	$14,466
Year Ended December 31, 2018	$17,230	2,123	—	(3,992)	$15,361
_________________
(1) Represents the adjustment to our allowance for credit losses, which was recorded to retained earnings upon the adoption of Accounting Standards Codification Topic 326.
(2)     Deductions primarily represent uncollectible balances of accounts receivable written off, net of recoveries.