Form 10-Q
period 2021-03-31
EMCOR Group, Inc.
filed 2021-04-29
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Number of shares of Common Stock outstanding as of the close of business on April 27, 2021: 54,556,403 shares.

[This Page Intentionally Left Blank]

EMCOR Group, Inc.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning. Forward-looking statements in this report include discussions of our future operating or financial performance and other forward-looking commentary regarding aspects of our business, including market share growth, gross profit, remaining performance obligations, project mix, projects with varying profit margins, selling, general and administrative expenses, and trends in our business and other characterizations of future events or circumstances, such as the effects of the COVID-19 pandemic. Each forward-looking statement included in this report is subject to risks and uncertainties, including those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report, and in our Form 10-K for the year ended December 31, 2020, including, without limitation, the “Risk Factors” section of such Form 10-K. Such risks and uncertainties could cause actual results to differ materially from those that might be anticipated from, or projected or implied by, our forward-looking statements. The forward-looking statements contained in this report speak only as of the filing date of this report. We undertake no obligation to update any forward-looking statements. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q, and 8-K should be consulted. We caution investors not to place undue reliance on forward-looking statements, due to their inherent uncertainty.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2021 (Unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$758,833	$902,867
Accounts receivable, less allowance for credit losses of $18,063 and $18,031, respectively	2,037,525	1,922,096
Contract assets	192,369	171,956
Inventories	48,212	53,338
Prepaid expenses and other	68,692	70,679
Total current assets	3,105,631	3,120,936
Property, plant and equipment, net	157,202	158,427
Operating lease right-of-use assets	239,457	242,155
Goodwill	862,323	851,783
Identifiable intangible assets, net	580,555	582,893
Other assets	116,021	107,646
Total assets	$5,061,189	$5,063,840
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$16,713	$16,910
Accounts payable	624,884	671,886
Contract liabilities	739,572	722,252
Accrued payroll and benefits	384,942	450,955
Other accrued expenses and liabilities	272,942	247,597
Operating lease liabilities, current	54,354	53,632
Total current liabilities	2,093,407	2,163,232
Long-term debt and finance lease liabilities	259,714	259,619
Operating lease liabilities, long-term	201,894	205,362
Other long-term obligations	385,502	382,383
Total liabilities	2,940,517	3,010,596
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 60,662,383 and 60,571,140 shares issued, respectively	607	606
Capital surplus	48,693	47,464
Accumulated other comprehensive loss	(107,844)	(109,233)
Retained earnings	2,557,919	2,480,321
Treasury stock, at cost 5,932,704 and 5,815,240 shares, respectively	(379,407)	(366,490)
Total EMCOR Group, Inc. stockholders’ equity	2,119,968	2,052,668
Noncontrolling interests	704	576
Total equity	2,120,672	2,053,244
Total liabilities and equity	$5,061,189	$5,063,840
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended March 31,
	2021	2020
Revenues	$2,304,049	$2,299,832
Cost of sales	1,962,976	1,966,771
Gross profit	341,073	333,061
Selling, general and administrative expenses	224,069	226,997
Restructuring expenses	—	69
Operating income	117,004	105,995
Net periodic pension (cost) income	908	742
Interest expense, net	(1,363)	(2,488)
Income before income taxes	116,549	104,249
Income tax provision	31,604	28,584
Net income including noncontrolling interests	84,945	75,665
Less: Net income attributable to noncontrolling interests	(171)	—
Net income attributable to EMCOR Group, Inc.	$84,774	$75,665

Basic earnings per common share	$1.54	$1.35

Diluted earnings per common share	$1.54	$1.35

Dividends declared per common share	$0.13	$0.08
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended March 31,
	2021	2020
Net income including noncontrolling interests	$84,945	$75,665
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	585	(2,984)
Post retirement plans, amortization of actuarial loss included in net income (1)	804	550
Other comprehensive income (loss)	1,389	(2,434)
Comprehensive income	86,334	73,231
Less: Comprehensive income attributable to noncontrolling interests	(171)	—
Comprehensive income attributable to EMCOR Group, Inc.	$86,163	$73,231
_________
(1)Net of tax of $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows - operating activities:
Net income including noncontrolling interests	$84,945	$75,665
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,001	11,767
Amortization of identifiable intangible assets	14,989	14,747
Provision for credit losses	507	2,614
Deferred income taxes	14	4,375
Non-cash share-based compensation expense	3,193	3,291
Other reconciling items	(739)	42
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(203,899)	(191,314)
Net cash used in operating activities	(88,989)	(78,813)
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(24,326)	(2,582)
Proceeds from sale or disposal of property, plant and equipment	766	196
Purchases of property, plant and equipment	(8,204)	(12,035)
Net cash used in investing activities	(31,764)	(14,421)
Cash flows - financing activities:
Proceeds from revolving credit facility	—	200,000
Repayments of revolving credit facility	—	(50,000)
Proceeds from long-term debt	—	300,000
Repayments of long-term debt and debt issuance costs	—	(257,549)
Repayments of finance lease liabilities	(1,145)	(1,277)
Dividends paid to stockholders	(7,121)	(4,500)
Repurchases of common stock	(12,917)	(99,048)
Taxes paid related to net share settlements of equity awards	(3,750)	(2,492)
Issuances of common stock under employee stock purchase plan	1,731	1,638
Payments for contingent consideration arrangements	(693)	(653)
Distributions to noncontrolling interests	(43)	—
Net cash (used in) provided by financing activities	(23,938)	86,119
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	886	(4,678)
Decrease in cash, cash equivalents, and restricted cash	(143,805)	(11,793)
Cash, cash equivalents, and restricted cash at beginning of year (1)	903,562	359,920
Cash, cash equivalents, and restricted cash at end of period (2)	$759,757	$348,127
_________
(1)Includes $0.7 million and $1.1 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively.
(2)Includes $0.9 million and $1.0 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of March 31, 2021 and 2020, respectively.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended March 31, 2020 and 2021
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2019	$2,057,780	$604	$32,274	$(89,288)	$2,367,481	$(253,937)	$646
Net income including noncontrolling interests	75,665	—	—	—	75,665	—	—
Other comprehensive loss	(2,434)	—	—	(2,434)	—	—	—
Cumulative-effect adjustment (2)	(2,307)	—	—	—	(2,307)	—	—
Common stock issued under share-based compensation plans	1	1	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(2,492)	—	(2,492)	—	—	—	—
Common stock issued under employee stock purchase plan	1,638	—	1,638	—	—	—	—
Common stock dividends	(4,500)	—	34	—	(4,534)	—	—
Repurchases of common stock	(99,048)	—	—	—	—	(99,048)	—
Share-based compensation expense	3,291	—	3,291	—	—	—	—
Balance, March 31, 2020	$2,027,594	$605	$34,745	$(91,722)	$2,436,305	$(352,985)	$646

Balance, December 31, 2020	$2,053,244	$606	$47,464	$(109,233)	$2,480,321	$(366,490)	$576
Net income including noncontrolling interests	84,945	—	—	—	84,774	—	171
Other comprehensive income	1,389	—	—	1,389	—	—	—
Common stock issued under share-based compensation plans	1	1	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,750)	—	(3,750)	—	—	—	—
Common stock issued under employee stock purchase plan	1,731	—	1,731	—	—	—	—
Common stock dividends	(7,121)	—	55	—	(7,176)	—	—
Repurchases of common stock	(12,917)	—	—	—	—	(12,917)	—
Distributions to noncontrolling interests	(43)	—	—	—	—	—	(43)
Share-based compensation expense	3,193	—	3,193	—	—	—	—
Balance, March 31, 2021	$2,120,672	$607	$48,693	$(107,844)	$2,557,919	$(379,407)	$704
 _________
(1)Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.
(2)Represents adjustment to retained earnings upon the adoption of Accounting Standards Codification Topic 326.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. References to the “Company,” “EMCOR,” “we,” “us,” “our,” and similar words refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise. Readers of this report should refer to the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.
In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of those of a normal recurring nature) necessary to present fairly our financial position and the results of our operations.
Our reportable segments and related disclosures reflect certain reclassifications of prior year amounts from our United States electrical construction and facilities services segment to our United States industrial services and our United States building services segments due to changes in our internal reporting structure aimed at realigning our service offerings.
The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.
NOTE 2 - New Accounting Pronouncements
On January 1, 2021, we adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to intraperiod tax allocations and the methodology for calculating income taxes in an interim period. The guidance also simplifies aspects of the accounting for franchise taxes as well as enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The adoption of this accounting pronouncement did not have a material impact on our financial position and/or results of operations.
The Company is currently evaluating the impact of an accounting standards update issued by the FASB, which provides temporary optional expedients and exceptions to existing U.S. GAAP. This guidance is aimed at easing the financial reporting burdens related to reference rate reform, including the expected market transition from LIBOR, or other interbank offered rates, to alternative reference rates. Such accounting pronouncement allows entities to account for and present certain contract modifications, which occur before December 31, 2022 and result from the transition to an alternative reference rate, as an event that does not require remeasurement at the modification date or reassessment of a previous accounting determination. While we are still evaluating the impact of this pronouncement, we do not anticipate that it will have a material impact on our financial position and/or results of operations as we are not exposed to any contracts that reference LIBOR, other than our credit agreement dated as of March 2, 2020, which contains provisions that allow for the amendment of such agreement to use alternative reference rates in the event of the discontinuation of LIBOR.
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
NOTE 3 - Revenue from Contracts with Customers (Continued)
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
NOTE 3 - Revenue from Contracts with Customers (Continued)
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
Changes in the estimates of transaction prices are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. For the three months ended March 31, 2021 and 2020, there were no significant amounts of revenue recognized during the period related to performance obligations satisfied in prior periods. In addition, for the three months ended March 31, 2021 and 2020, there were no significant reversals of revenue recognized associated with the revision of transaction prices.
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
NOTE 3 - Revenue from Contracts with Customers (Continued)
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
The timing of revenue recognition for the manufacturing of new build heat exchangers within our United States industrial services segment depends on the payment terms of the contract, as our performance does not create an asset with an alternative use to us. For those contracts for which we have a right to payment for performance completed to date at all times throughout our performance, inclusive of a cancellation, we recognize revenue over time. For these performance obligations, we use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. However, for those contracts for which we do not have a right, at all times, to payment for performance completed to date, we recognize revenue at the point in time when control is transferred to the customer. For bill-and-hold arrangements, revenue is recognized when the customer obtains control of the heat exchanger, which may be prior to shipping if certain recognition criteria are met.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the three months ended March 31, 2021 and 2020, there were no changes in total estimated costs that had a significant impact on our operating results. In addition, there were no significant losses recognized during the three months ended March 31, 2021 and 2020.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
The following tables provide further disaggregation of our revenues, by categories we use to evaluate our financial performance within each of our reportable segments, for the three months ended March 31, 2021 and 2020 (in thousands):

	For the three months ended March 31,
	2021	% of Total	2020	% of Total
United States electrical construction and facilities services:
Commercial market sector	$244,983	53%	$239,846	52%
Institutional market sector	43,129	9%	37,393	8%
Hospitality market sector	4,664	1%	5,082	1%
Manufacturing market sector	48,423	11%	66,843	14%
Healthcare market sector	19,414	4%	19,225	4%
Transportation market sector	42,031	9%	44,180	9%
Water and wastewater market sector	3,651	1%	2,329	1%
Short duration projects (1)	43,800	10%	40,270	9%
Service work	7,268	2%	7,447	2%
	457,363		462,615
Less intersegment revenues	(1,195)		(812)
Total segment revenues	$456,168		$461,803

	For the three months ended March 31,
	2021	% of Total	2020	% of Total
United States mechanical construction and facilities services:
Commercial market sector	$366,675	40%	$304,690	36%
Institutional market sector	69,304	8%	76,997	9%
Hospitality market sector	8,529	1%	7,714	1%
Manufacturing market sector	105,427	12%	115,582	14%
Healthcare market sector	112,785	12%	88,059	10%
Transportation market sector	18,417	2%	14,346	2%
Water and wastewater market sector	43,848	5%	40,513	5%
Short duration projects (1)	88,783	10%	97,202	12%
Service work	91,778	10%	90,893	11%
	905,546		835,996
Less intersegment revenues	(1,621)		(1,884)
Total segment revenues	$903,925		$834,112
 ________
(1)Represents those projects which generally are completed within three months or less.

	For the three months ended March 31,
	2021	% of Total	2020	% of Total
United States building services:
Commercial site-based services	$175,647	30%	$143,438	27%
Government site-based services	41,072	7%	42,917	8%
Mobile mechanical services	334,950	58%	312,919	59%
Energy services	30,170	5%	28,337	6%
Total segment revenues	$581,839		$527,611

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the three months ended March 31,
	2021	% of Total	2020	% of Total
United States industrial services:
Field services	$207,554	88%	$323,654	89%
Shop services	27,828	12%	40,275	11%
Total segment revenues	$235,382		$363,929

Total United States operations	$2,177,314		$2,187,455

	For the three months ended March 31,
	2021	% of Total	2020	% of Total
United Kingdom building services:
Service work	$61,991	49%	$55,106	49%
Project work	64,744	51%	57,271	51%
Total segment revenues	$126,735		$112,377

Total operations	$2,304,049		$2,299,832
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recognized in the period we deliver goods and services to our customers or when our right to consideration is unconditional. The Company maintains an allowance for credit losses to reduce outstanding receivables to their net realizable value. A considerable amount of judgment is required when determining expected credit losses. Estimates of such losses are recorded when we believe a customer, or group of customers, may not be able to meet their financial obligations due to deterioration in financial condition or credit rating. Relevant factors include our prior collection history with our customers, the related aging of past due balances, projections of credit losses based on historical trends in credit quality indicators or past events, and forecasts of future economic conditions. In addition to monitoring delinquent accounts, management reviews the credit quality of its receivables by, among other things, obtaining credit ratings of significant customers, assessing economic and market conditions, and evaluating material changes to a customer’s business, cash flows, and financial condition.
At March 31, 2021 and December 31, 2020, our allowance for credit losses was $18.1 million and $18.0 million, respectively. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses.
The change in the allowance for credit losses for the three months ended March 31, 2021 was as follows (in thousands):

Balance at December 31, 2020	$18,031
Provision for credit losses	507
Amounts written off against the allowance, net of recoveries	(475)
Balance at March 31, 2021	$18,063
Contract Assets and Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our construction projects when revenues recognized under the cost-to-cost measure of progress exceed the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. In addition, many of our time and materials arrangements, as well as our contracts to perform turnaround services within the United States industrial services segment, are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded as revenue is recognized in advance of billings.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
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
Contract liabilities from our construction contracts arise when amounts invoiced to our customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advanced payments from our customers on certain contracts. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation and are recorded as either current or long-term, depending upon when we expect to recognize such revenue. The long-term portion of contract liabilities is included in “Other long-term obligations” in the Consolidated Balance Sheets.
Net contract liabilities consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Contract assets, current	$192,369	$171,956
Contract assets, non-current	—	—
Contract liabilities, current	(739,572)	(722,252)
Contract liabilities, non-current	(2,314)	(2,283)
Net contract liabilities	$(549,517)	$(552,579)
The $3.1 million decrease in net contract liabilities for the three months ended March 31, 2021 was primarily attributable to a decrease in the net contract liabilities on our uncompleted construction contracts. Contract assets and contract liabilities increased by approximately $0.9 million and $0.1 million, respectively, as a result of acquisitions made by us in 2021. There was no significant impairment of contract assets recognized during the periods presented.
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations as of March 31, 2021 (in thousands, except for percentages):

	March 31, 2021	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,161,996	24%
United States mechanical construction and facilities services	2,664,548	56%
United States building services	678,343	14%
United States industrial services	120,964	3%
Total United States operations	4,625,851	97%
United Kingdom building services	149,306	3%
Total operations	$4,775,157	100%
Our remaining performance obligations at March 31, 2021 were $4.78 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
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
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$1,027,765	$134,231
United States mechanical construction and facilities services	2,166,825	497,723
United States building services	621,684	56,659
United States industrial services	120,964	—
Total United States operations	3,937,238	688,613
United Kingdom building services	117,903	31,403
Total operations	$4,055,141	$720,016
NOTE 4 - Acquisitions of Businesses
Acquisitions are accounted for utilizing the acquisition method of accounting and the prices paid for them are allocated to their respective assets and liabilities based upon the estimated fair value of such assets and liabilities at the dates of their respective acquisition by us.
During the first quarter of 2021, we acquired two companies for total consideration of $24.0 million. One company provides mechanical services within the Southern region of the United States, and the results of its operations have been included in our United States mechanical construction and facilities services segment. The other company provides electrical construction services for a broad array of customers in the Midwestern region of the United States, and the results of its operations have been included in our United States electrical construction and facilities services segment. In connection with these acquisitions, we acquired working capital of $4.4 million and other net liabilities of $3.5 million, including certain deferred tax liabilities, and have preliminarily ascribed $10.4 million to goodwill and $12.7 million to identifiable intangible assets.
During 2020, we acquired three companies for total consideration of $50.3 million. Such companies include: (a) a company that provides building automation and controls solutions within the Northeastern region of the United States, (b) a full service provider of mechanical services within the Washington, D.C. metro area, and (c) a company that provides mobile mechanical services in the Southern region of the United States. The results of operations for all three companies have been included within our United States building services segment. In connection with these acquisitions, we acquired working capital of $3.0 million and other net liabilities of $3.9 million and have preliminarily ascribed $13.1 million to goodwill and $38.1 million to identifiable intangible assets.

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 - Acquisitions of Businesses (continued)
We expect that the majority of the goodwill acquired in connection with these acquisitions will be deductible for tax purposes. The purchase price allocations for one of the businesses acquired in 2021 and one of the businesses acquired in 2020 are preliminary and subject to change during their respective measurement periods. As we finalize such purchase price allocations, adjustments may be recorded relating to finalization of intangible asset valuations, tax matters, or other items. Although not expected to be significant, such adjustments may result in changes in the valuation of assets and liabilities acquired. The purchase price allocations for the other businesses acquired in 2021 and 2020 have been finalized during their respective measurement periods with an insignificant impact.
NOTE 5 - Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following table summarizes our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three months ended March 31, 2021 and 2020 (in thousands, except share and per share data):

	For the three months ended March 31,
	2021	2020
Numerator:
Net income attributable to EMCOR Group, Inc. common stockholders	$84,774	$75,665
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	54,896,548	56,007,122
Effect of dilutive securities—Share-based awards	238,756	203,606
Shares used to compute diluted earnings per common share	55,135,304	56,210,728

Basic earnings per common share	$1.54	$1.35

Diluted earnings per common share	$1.54	$1.35
There were no anti-dilutive share-based awards outstanding for the three months ended March 31, 2021; however, the number of share-based awards excluded from the computation of diluted EPS for the three months ended March 31, 2020 because they would be anti-dilutive were 95,084.
NOTE 6 - Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Raw materials and construction materials	$37,088	$42,240
Work in process	11,124	11,098
Inventories	$48,212	$53,338

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7 - Debt
Debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Term loan	$270,563	$270,563
Unamortized debt issuance costs	(3,761)	(4,000)
Finance lease liabilities	9,625	9,966
Total debt	276,427	276,529
Less: current maturities	16,713	16,910
Total long-term debt	$259,714	$259,619
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
At the Company’s election, borrowings under the 2020 Credit Agreement bear interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.11% at March 31, 2021) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of: (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2021), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at March 31, 2021 was 1.11%. A commitment fee is payable on the average daily unused amount of the 2020 Revolving Credit Facility, which ranges from 0.10% to 0.25%, based on certain financial tests. The fee was 0.10% of the unused amount as of March 31, 2021. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests.
As of March 31, 2021 and December 31, 2020, the balance of the 2020 Term Loan was $270.6 million. As of March 31, 2021 and December 31, 2020, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, we had $71.3 million of letters of credit outstanding, which reduce the available capacity under such facility. We capitalized an additional $3.1 million of debt issuance costs associated with the 2020 Credit Agreement. Debt issuance costs are amortized over the life of the agreement as part of interest expense.
Obligations under the 2020 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2020 Credit Agreement contains various covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of March 31, 2021 and December 31, 2020.
We are required to make annual principal payments on the 2020 Term Loan. Any voluntary prepayments are applied against the outstanding balance of the loan and reduce our future scheduled payments on a ratable basis. Based on our outstanding balance, principal payments of $13.9 million are due on December 31 of each year until maturity, with any remaining unpaid principal and interest due on March 2, 2025.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 8 - Fair Value Measurements
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
Recurring Fair Value Measurements
The following tables summarize the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	Assets at Fair Value as of March 31, 2021
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$758,833	$—	$—	$758,833
Restricted cash (2)	924	—	—	924
Deferred compensation plan assets (3)	42,424	—	—	42,424
Total	$802,181	$—	$—	$802,181

	Assets at Fair Value as of December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$902,867	$—	$—	$902,867
Restricted cash (2)	695	—	—	695
Deferred compensation plan assets (3)	36,491	—	—	36,491
Total	$940,053	$—	$—	$940,053
 ________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At March 31, 2021 and December 31, 2020, we had $396.5 million and $482.2 million, respectively, in money market funds.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 9 - Income Taxes
The following table presents our income tax provision and our income tax rate for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	For the three months ended March 31,
	2021	2020
Income tax provision	$31,604	$28,584
Income tax rate	27.2%	27.4%
The difference between the U.S. statutory tax rate of 21% and our income tax rate for both the three months ended March 31, 2021 and 2020 was primarily a result of state and local income taxes and other permanent book to tax differences. The increase in the 2021 income tax provision was primarily due to increased income before income taxes.
As of March 31, 2021 and December 31, 2020, we had no unrecognized income tax benefits.
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. Our income tax returns are subject to audit by various taxing authorities and are currently under examination for the years 2014 through 2019.
NOTE 10 - Common Stock
As of March 31, 2021 and December 31, 2020, there were 54,729,679 and 54,755,900 shares of our common stock outstanding, respectively.
During the three months ended March 31, 2021 and 2020, we issued 91,243 and 101,695 shares of common stock, respectively. These shares were issued upon either the satisfaction of required conditions under our share-based compensation plans or the purchase of common stock pursuant to our employee stock purchase plan. We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.13 per share.
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.15 billion of our outstanding common stock. During the three months ended March 31, 2021, we repurchased approximately 0.1 million shares of our common stock for approximately $12.9 million. Since the inception of the repurchase program through March 31, 2021, we have repurchased approximately 17.7 million shares of our common stock for approximately $917.0 million. As of March 31, 2021, there remained authorization for us to repurchase approximately $233.0 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2020 Credit Agreement placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
NOTE 11 - Retirement Plans
The funded status of our defined benefit plans, which represents the difference between the fair value of plan assets and the projected benefit obligations, is recognized in our balance sheet with a corresponding adjustment to accumulated other comprehensive income (loss). Gains and losses for the differences between actuarial assumptions and actual results, and unrecognized service costs, are recognized through accumulated other comprehensive income (loss). These amounts will be subsequently recognized as net periodic pension cost (income) within the statement of operations.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 11 - Retirement Plans (Continued)
Components of Net Periodic Pension Cost
The components of net periodic pension cost (income) of the UK Plan for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	For the three months ended March 31,
	2021	2020
Interest cost	$1,336	$1,596
Expected return on plan assets	(3,192)	(2,997)
Amortization of unrecognized loss	913	595
Net periodic pension cost (income)	$(943)	$(806)
The net periodic pension cost associated with the domestic plans was less than $0.1 million for each of the three months ended March 31, 2021 and 2020.
Employer Contributions
For the three months ended March 31, 2021, our United Kingdom subsidiary contributed approximately $1.2 million to the UK Plan and anticipates contributing an additional $3.8 million during the remainder of 2021. No contributions were made to our domestic plans for the three months ended March 31, 2021.
NOTE 12 - Commitments and Contingencies
Government Contracts
As a government contractor, we are subject to U.S. government audits and investigations relating to our operations, which such audits may result in fines, penalties and compensatory and treble damages, and possible suspension or debarment from doing business with the government. Based on currently available information, we believe the outcome of ongoing government disputes and investigations will not have a material impact on our financial position, results of operations, or liquidity.
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
Restructuring expenses
No material expenses in connection with restructuring were incurred during the three months ended March 31, 2021 and 2020, and no material restructuring expenses are expected to be incurred during the remainder of 2021. As of March 31, 2021, the balance of restructuring obligations yet to be paid was approximately $2.6 million. Such remaining amounts will be paid pursuant to our contractual obligations through 2022.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 - Additional Cash Flow Information
The following table presents additional cash flow information for the three months ended March 31, 2021 and 2020 (in thousands):

	For the three months ended March 31,
	2021	2020
Cash paid for:
Interest	$1,323	$3,030
Income taxes	$4,385	$4,265
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,868	$7,652
Right-of-use assets obtained in exchange for new finance lease liabilities	$676	$882
NOTE 14 - Segment Information
We have the following reportable segments: (a) United States electrical construction and facilities services (involving systems for electrical power transmission, distribution, and generation, including sustainable energy solutions such as solar, photovoltaic, and wind; premises electrical and lighting systems; process instrumentation in the refining, chemical processing, and food processing industries; low-voltage systems, such as fire alarm, security, and process control; voice and data communication, including fiber-optic and low-voltage cabling, distributed antenna systems, and audiovisual systems; roadway and transit lighting and signaling; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration, and clean-room process ventilation; fire protection; plumbing, process, and high-purity piping; controls and filtration; water and wastewater treatment; central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection, and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom building services. The “United States building services” and “United Kingdom building services” segments principally consist of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities, including commercial and government site-based operations and maintenance; facility management, maintenance, and services; outage services to utilities and industrial plants; military base operations support services; mobile mechanical maintenance and services, including maintenance and service of mechanical, electrical, plumbing, and building automation systems; indoor air quality improvement services; floor care and janitorial services; landscaping, lot sweeping, and snow removal; other building services, including reception, security, and catering; vendor management; call center services; installation and support for building systems; program development, management, and maintenance for energy systems, including services aimed at assisting our customers in reducing energy consumption; technical consulting and diagnostic services; infrastructure and building projects for federal, state, and local governmental agencies and bodies; and small modification and retrofit projects, which services are not generally related to customers’construction programs. The “United States industrial services” segment principally consists of those operations which provide industrial maintenance and services for refineries, petrochemical plants, and other customers within the oil and gas industry. Services of this segment include refinery turnaround planning and engineering; specialty welding; overhaul and maintenance of critical process units; specialty technical services; instrumentation and electrical services for energy infrastructure; on-site repairs, maintenance, and service of heat exchangers, towers, vessels, and piping; and design, manufacturing, repair, and hydroblast cleaning of shell and tube heat exchangers and related equipment.
Our reportable segments reflect certain reclassifications of prior year amounts from our United States electrical construction and facilities services segment to our United States industrial services and our United States building services segments due to changes in our internal reporting structure aimed at realigning our service offerings.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)
The following tables present financial information for each of our reportable segments for the three months ended March 31, 2021 and 2020 (in thousands):

	For the three months ended March 31,
	2021	2020
Revenues from unrelated entities:
United States electrical construction and facilities services	$456,168	$461,803
United States mechanical construction and facilities services	903,925	834,112
United States building services	581,839	527,611
United States industrial services	235,382	363,929
Total United States operations	2,177,314	2,187,455
United Kingdom building services	126,735	112,377
Total operations	$2,304,049	$2,299,832

Total revenues:
United States electrical construction and facilities services	$457,533	$462,791
United States mechanical construction and facilities services	907,674	838,804
United States building services	602,735	542,018
United States industrial services	245,928	370,143
Less intersegment revenues	(36,556)	(26,301)
Total United States operations	2,177,314	2,187,455
United Kingdom building services	126,735	112,377
Total operations	$2,304,049	$2,299,832

	For the three months ended March 31,
	2021	2020
Operating income (loss):
United States electrical construction and facilities services	$40,264	$40,312
United States mechanical construction and facilities services	64,950	45,171
United States building services	29,334	21,261
United States industrial services	(2,443)	15,425
Total United States operations	132,105	122,169
United Kingdom building services	9,411	5,764
Corporate administration	(24,512)	(21,869)
Restructuring expenses	—	(69)
Total operations	117,004	105,995
Other corporate items:
Net periodic pension (cost) income	908	742
Interest expense, net	(1,363)	(2,488)
Income before income taxes	$116,549	$104,249

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)

	March 31, 2021	December 31, 2020
Total assets:
United States electrical construction and facilities services	$720,703	$672,226
United States mechanical construction and facilities services	1,568,914	1,542,531
United States building services	1,069,085	1,040,160
United States industrial services	620,295	550,513
Total United States operations	3,978,997	3,805,430
United Kingdom building services	242,050	227,894
Corporate administration	840,142	1,030,516
Total operations	$5,061,189	$5,063,840
NOTE 15 - Subsequent Events
In April 2021, we acquired a company for an immaterial amount. This company provides mobile mechanical services across North Texas, and the results of its operations will be included in our United States building services segment. The acquisition of this business will be accounted for by the acquisition method, and the amount paid will be allocated to its respective assets and liabilities, based upon the estimated fair value of such assets and liabilities on the date of acquisition by us.

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
We have the following reportable segments: (a) United States electrical construction and facilities services (involving systems for electrical power transmission, distribution, and generation, including sustainable energy solutions such as solar, photovoltaic, and wind; premises electrical and lighting systems; process instrumentation in the refining, chemical processing, and food processing industries; low-voltage systems, such as fire alarm, security, and process control; voice and data communication, including fiber-optic and low-voltage cabling, distributed antenna systems, and audiovisual systems; roadway and transit lighting and signaling; and fiber optic lines); (b) United States mechanical construction and facilities services (involving systems for heating, ventilation, air conditioning, refrigeration, and clean-room process ventilation; fire protection; plumbing, process, and high-purity piping; controls and filtration; water and wastewater treatment; central plant heating and cooling; cranes and rigging; millwrighting; and steel fabrication, erection, and welding); (c) United States building services; (d) United States industrial services; and (e) United Kingdom building services. The “United States building services” and “United Kingdom building services” segments principally consist of those operations which provide a portfolio of services needed to support the operation and maintenance of customers’ facilities, including commercial and government site-based operations and maintenance; facility management, maintenance, and services; outage services to utilities and industrial plants; military base operations support services; mobile mechanical maintenance and services, including maintenance and service of mechanical, electrical, plumbing, and building automation systems; indoor air quality improvement services; floor care and janitorial services; landscaping, lot sweeping, and snow removal; other building services, including reception, security, and catering; vendor management; call center services; installation and support for building systems; program development, management, and maintenance for energy systems, including services aimed at assisting our customers in reducing energy consumption; technical consulting and diagnostic services; infrastructure and building projects for federal, state, and local governmental agencies and bodies; and small modification and retrofit projects, which services are not generally related to customers’ construction programs. The “United States industrial services” segment principally consists of those operations which provide industrial maintenance and services for refineries, petrochemical plants, and other customers within the oil and gas industry. Services of this segment include refinery turnaround planning and engineering; specialty welding; overhaul and maintenance of critical process units; specialty technical services; instrumentation and electrical services for energy infrastructure; on-site repairs, maintenance, and service of heat exchangers, towers, vessels, and piping; and design, manufacturing, repair, and hydroblast cleaning of shell and tube heat exchangers and related equipment.
Our reportable segments reflect certain reclassifications of prior year amounts from our United States electrical construction and facilities services segment to our United States industrial services and our United States building services segments due to changes in our internal reporting structure aimed at realigning our service offerings.
COVID-19 and Market Update
We continue to monitor the short- and long-term impacts of COVID-19, a global pandemic that has caused a significant slowdown in the global economy and began to impact our operations in late March 2020. Although the pandemic has not had the level of financial impact on our United States construction segments and our United States and United Kingdom building services segments that we initially expected, it continues to result in various disruptions to our operations. Such impacts include, but are not limited to, reduced labor efficiency resulting from the adherence to physical distancing and other enhanced safety protocols demanded by the current environment, the curtailment or deferral of maintenance and service projects by some of our customers, and temporary shutdowns of active projects as customers work through COVID-19 related matters. As a result, we continue to experience delays in certain projects and disruptions to the flow of our work in order to comply with these new safety protocols.
Our United States industrial services segment continues to be the most significantly impacted by the COVID-19 pandemic, as a result of the deterioration in the demand for oil and other refined products. The prolonged impacts of lower demand and overall market uncertainty has resulted in our customers canceling or deferring projects, reducing capital spending, implementing various cost cutting measures, and closing certain of their facilities. Such customer actions have resulted in a significant decrease in the demand for our service offerings within this segment.

While our employees and customers have adapted to a new work environment and there continues to be scientific, societal, and economic progress to address the effects of COVID-19, there remains significant uncertainty about the future impacts of the pandemic, including the potential effects on our operations. Although we continue to quote new work for customers and are cautiously optimistic about the markets in which we operate, should the broader economy worsen due to an increase in more contagious variants of the virus or surges in the number of cases, it is possible that projects could be delayed or canceled or that we could experience access restrictions to our customers’ facilities, preventing us from performing maintenance and service projects. The extent to which the COVID-19 pandemic will impact our business and results of operations in future periods will also depend upon a number of other factors. These include the duration and extent of the pandemic; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to quarantine; the extent, duration, and effective execution of ongoing government stabilization and recovery efforts; the timing, availability, efficacy, adoption, and distribution of vaccines or other preventative treatments; our customers’ demand for our services; our ability to continue to effectively operate in this environment; and the ability of our customers to pay us for services rendered. To date, we have been able to source the supplies and materials needed to operate our business with minimal disruptions and recent volatility in commodity prices has not had a significant impact on us. However, the impact of the COVID-19 pandemic on our vendors and the materials utilized in our operations continues to evolve and may have an adverse impact on our operations in future periods. While we believe our remaining performance obligations are firm, customers may also slow down decision-making, delay planned work, or seek to terminate existing agreements. Any of these events could have a material adverse effect on our business, financial condition, and/or results of operations.
Overview
The following table presents selected financial data for the three months ended March 31, 2021 and 2020 (in thousands, except percentages and per share data):

	For the three months ended March 31,
	2021	2020
Revenues	$2,304,049	$2,299,832
Revenues increase from prior year	0.2%	6.5%
Gross profit	$341,073	$333,061
Gross profit as a percentage of revenues	14.8%	14.5%
Operating income	$117,004	$105,995
Operating income as a percentage of revenues	5.1%	4.6%
Net income attributable to EMCOR Group, Inc.	$84,774	$75,665
Diluted earnings per common share	$1.54	$1.35
The results for the three months ended March 31, 2021 set new company records for a first quarter in terms of revenues, operating income, operating margin, net income, and diluted earnings per common share.
Revenues of $2.30 billion for the first quarter of 2021 remained relatively consistent with revenues for the first quarter of 2020. As described in further detail below, revenue growth within our United States mechanical construction and facilities services segment, our United States building services segment, and our United Kingdom building services segment was largely offset by a revenue decline within our United States industrial services segment.
Operating income for the three months ended March 31, 2021 was $117.0 million, or 5.1% of revenues, compared to operating income of $106.0 million, or 4.6% of revenues, for the three months ended March 31, 2020. As described in further detail below, the increase in both operating income and operating margin was primarily attributable to improved operating performance within our United States mechanical construction and facilities services segment, our United States building services segment, and our United Kingdom building services segment. Such improved performance was partially offset by reduced profitability within our United States industrial services segment, which incurred an operating loss during the current year period, as a result of continued adverse market conditions impacting the oil and gas industry and the demand for the service offerings of that segment.

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
During the first quarter of 2021, we acquired two companies. One company, the results of operations of which were de minimis, provides mechanical services within the Southern region of the United States and has been included in our United States mechanical construction and facilities services segment. The other company provides electrical construction services for a broad array of customers in the Midwestern region of the United States, and the results of its operations have been included in our United States electrical construction and facilities services segment.
During calendar year 2020, we acquired three companies, including: (a) a company that provides building automation and controls solutions within the Northeastern region of the United States, (b) a full service provider of mechanical services within the Washington, D.C. metro area, and (c) a company, the results of operations of which were de minimis, that provides mobile mechanical services in the Southern region of the United States. The results of operations for all three companies have been included within our United States building services segment.
For the three months ended March 31, 2021, companies acquired in 2021 and 2020 generated incremental revenues of approximately $29.1 million and incremental operating income of approximately $0.9 million, inclusive of approximately $2.1 million of amortization expense associated with identifiable intangible assets.
Results of Operations
Revenues
The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended March 31,
	2021	% of Total	2020	% of Total
Revenues:
United States electrical construction and facilities services	$456,168	20%	$461,803	20%
United States mechanical construction and facilities services	903,925	39%	834,112	36%
United States building services	581,839	25%	527,611	23%
United States industrial services	235,382	10%	363,929	16%
Total United States operations	2,177,314	94%	2,187,455	95%
United Kingdom building services	126,735	6%	112,377	5%
Total operations	$2,304,049	100%	$2,299,832	100%
As described below in more detail, our revenues of $2.30 billion for the first quarter of 2021 remained relatively consistent with revenues for the first quarter of 2020. Revenue growth within our United States mechanical construction and facilities services segment, our United States building services segment, and our United Kingdom building services segment was largely offset by a revenue decline within our United States industrial services segment. Companies acquired in 2021 and 2020 generated incremental revenues of approximately $29.1 million in 2021.
Revenues of our United States electrical construction and facilities services segment were $456.2 million for the quarter ended March 31, 2021 compared to revenues of $461.8 million for the quarter ended March 31, 2020. This segment’s results for the three months ended March 31, 2021 included $6.5 million of incremental revenues generated by a company acquired in 2021. Excluding such acquisition revenues, the decrease in revenues of this segment was primarily attributable to a reduction in project activities within the manufacturing market sector due to the completion or substantial completion of certain projects in the Western region of the United States. Such revenue declines were partially offset by an increase in revenues from projects within the commercial market sector, inclusive of certain telecommunication construction projects, and increased activities within the institutional market sector.

Our United States mechanical construction and facilities services segment revenues for the three months ended March 31, 2021 were $903.9 million, a $69.8 million increase compared to revenues of $834.1 million for the three months ended March 31, 2020. The increase in this segment’s revenues was primarily attributable to revenue growth within: (a) the commercial market sector, driven by: (i) the continued build-out of our customers’ e-commerce supply chains, which has resulted in increased demand for our fire protection services within several warehousing and distribution facilities, and (ii) continued growth in digital processing, cloud computing, and data storage, which has resulted in an increase in telecommunication construction project opportunities, and (b) the healthcare market sector due to increased mechanical system retrofits and installations as our healthcare customers seek to upgrade their existing facilities or build new facilities. These increases were partially offset by decreased revenues within the manufacturing market sector, due to the completion or substantial completion of certain large food processing projects, and a reduction in short duration projects, partially as a result of the lingering effects of the COVID-19 pandemic and its impact on such project opportunities.
For the first quarter of 2021, revenues of our United States building services segment were $581.8 million compared to revenues of $527.6 million for the first quarter of 2020. Excluding acquisition revenues of $22.6 million within this segment’s mobile mechanical services division, this segment’s revenues increased by approximately $31.6 million during the three months ended March 31, 2021. Such growth in revenues was primarily attributable to our commercial site-based services operations as a result of: (a) an increase in snow removal activity year-over-year, (b) an increase in project volume as we experienced a resumption in demand for certain of our service offerings, and (c) a net increase in facilities maintenance contract revenues, partially as a result of new contract awards.
Revenues of our United States industrial services segment for the three months ended March 31, 2021 were $235.4 million, a $128.5 million decrease compared to revenues of $363.9 million for the three months ended March 31, 2020. Revenues of this segment for the quarter ended March 31, 2021 continued to be negatively impacted by adverse market conditions within the oil and gas and related industrial markets, including a severe decline in the demand for oil and other refined products caused by the COVID-19 pandemic. Such macroeconomic conditions, which began to significantly impact our businesses subsequent to the first quarter of 2020, have led to a decrease in demand for this segment’s service offerings, which has resulted in: (a) a decrease in maintenance, capital project, and construction activities within our field services operations and (b) a reduction in new build heat exchanger sales and a decrease in maintenance, repair, and hydroblast cleaning services within our shop services operations. In addition, revenues of this segment for the first quarter of 2021 were negatively impacted by abnormal weather conditions and subsequent power outages within the Gulf Coast region, which resulted in the deferral or delay of previously planned maintenance and turnaround activities with certain of our customers.
Our United Kingdom building services segment revenues were $126.7 million for the three months ended March 31, 2021 compared to revenues of $112.4 million for the three months ended March 31, 2020. This segment’s revenues for the first quarter of 2021 were positively impacted by $9.5 million related to the effect of favorable exchange rates for the British pound versus the United States dollar. In addition, the increase in this segment’s revenues was as a result of: (a) growth in project activities with existing customers, partially as a result of a resumption in demand as customers began to release projects which were previously deferred due to the uncertainty created by the COVID-19 pandemic, and (b) an increase in revenues from maintenance contract awards primarily within the commercial market sector.
Cost of sales and Gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales) and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended March 31,
	2021	2020
Cost of sales	$1,962,976	$1,966,771
Gross profit	$341,073	$333,061
Gross profit margin	14.8%	14.5%
For the first quarter of 2021, our gross profit was $341.1 million, or 14.8% of revenues, an increase of approximately $8.0 million compared to gross profit of $333.1 million, or 14.5% of revenues, for the first quarter of 2020. The increase in gross profit period over period was a result of an increase in gross profit from all of our reportable segments except our United States electrical construction and facilities services segment, for which gross profit was relatively consistent with the prior year period, and our United States industrial services segment, which experienced a decrease in gross profit when compared to the prior year given the negative macroeconomic conditions previously referenced. The increase in gross profit margin period over period was predominantly attributable to improved operating performance within our United States mechanical construction and facilities services segment and our United Kingdom building services segment, partially offset by a reduction in gross profit margin within our United States industrial services segment.

Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended March 31,
	2021	2020
Selling, general and administrative expenses	$224,069	$226,997
SG&A margin	9.7%	9.9%
Our selling, general and administrative expenses for the three months ended March 31, 2021 were $224.1 million, or 9.7% of revenues, compared to selling, general and administrative expenses of $227.0 million, or 9.9% of revenues, for the three months ended March 31, 2020. Selling, general and administrative expenses for the 2021 period included $2.4 million of incremental expenses directly related to companies acquired in 2021 and 2020, including amortization expense attributable to identifiable intangible assets of $0.8 million. Excluding incremental expenses from businesses acquired, our selling, general and administrative expenses decreased by $5.4 million. The decrease in both selling, general and administrative expenses and SG&A margin was primarily attributable to a decrease in: (a) salary and employee benefit expenses given headcount reductions across our operating companies due to various cost control measures enacted during 2020, which led to the realignment of certain of our back office functions, (b) certain discretionary spending, such as travel and entertainment costs, and (c) the provision for credit losses. These cost reductions were partially offset by an increase in incentive compensation expense, predominantly within our United States mechanical construction and facilities services segment, due to higher projected annual operating results than those which were anticipated during the same prior year period.
Operating income (loss)
The following table presents our operating income (loss) and operating margin (operating income (loss) as a percentage of segment revenues) (in thousands, except for percentages):

	For the three months ended March 31,
	2021	% of Segment Revenues	2020	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$40,264	8.8%	$40,312	8.7%
United States mechanical construction and facilities services	64,950	7.2%	45,171	5.4%
United States building services	29,334	5.0%	21,261	4.0%
United States industrial services	(2,443)	(1.0)%	15,425	4.2%
Total United States operations	132,105	6.1%	122,169	5.6%
United Kingdom building services	9,411	7.4%	5,764	5.1%
Corporate administration	(24,512)	—	(21,869)	—
Restructuring expenses	—	—	(69)	—
Total operations	117,004	5.1%	105,995	4.6%
Other corporate items:
Net periodic pension (cost) income	908		742
Interest expense, net	(1,363)		(2,488)
Income before income taxes	$116,549		$104,249
As described below in more detail, operating income was $117.0 million, or 5.1% of revenues, for the three months ended March 31, 2021, compared to operating income of $106.0 million, or 4.6% of revenues, for the three months ended March 31, 2020. Operating income and operating margin increased by $11.0 million and 50 basis points, respectively, primarily as a result of improved profitability within our United States mechanical construction and facilities services segment, our United States building services segment, and our United Kingdom building services segment. These improvements were partially offset by reduced profitability within our United States industrial services segment, which incurred an operating loss during the first quarter of 2021, given the adverse market conditions previously referenced. Companies acquired in 2021 and 2020 generated incremental operating income of $0.9 million, inclusive of $2.1 million of amortization expense associated with identifiable intangible assets, for the three months ended March 31, 2021.

Operating income of our United States electrical construction and facilities services segment was $40.3 million for both the three months ended March 31, 2021 and 2020. Operating margins within this segment for such periods were 8.8% and 8.7%, respectively. A company acquired during the first quarter of 2021 contributed incremental operating income of $0.4 million, inclusive of $0.4 million of amortization expense associated with identifiable intangible assets. Increased gross profit from construction projects within the commercial and institutional market sectors was offset by a decline in gross profit from project activities within the manufacturing and transportation market sectors. The increase in operating margin for the 2021 period was a result of a modest increase in gross profit margin within this segment.
Our United States mechanical construction and facilities services segment’s operating income for the first quarter of 2021 was $65.0 million, or 7.2% of revenues, compared to operating income of $45.2 million, or 5.4% of revenues, for the first quarter of 2020. Operating income and operating margin of this segment increased by approximately $19.8 million and 180 basis points, respectively. The increase in both operating income and operating margin was a result of an increase in gross profit and gross profit margin from construction projects within the majority of the market sectors in which we operate. While these increases were partially driven by the overall increase in revenues of this segment, gross profit margin further benefited from: (a) a more favorable mix of work than in the prior year period and (b) increased profitability resulting from the favorable progression on certain large food processing projects reported within the manufacturing market sector. Operating margin of this segment additionally benefited from a decrease in the ratio of selling, general and administrative expenses to revenues, as a result of revenue growth without a commensurate increase in this segment’s overhead cost structure.
Operating income of our United States building services segment for the quarter ended March 31, 2021 was $29.3 million, or 5.0% of revenues, compared to operating income for the quarter ended March 31, 2020 of $21.3 million, or 4.0% of revenues. The increase in this segment’s operating income for the three months ended March 31, 2021 was primarily due to: (a) an increase in gross profit from our commercial site-based services division, largely as a result of an increase in snow removal activities from our contracts that are based on a per snow event basis, and (b) our mobile mechanical services division, which experienced: (i) an increase in gross profit from project, controls, and service repair and maintenance activities, and (ii) a reduction in selling, general and administrative expenses when compared to the prior year due to the benefit of various cost reduction measures enacted subsequent to the first quarter of 2020. The increase in operating margin for the three months ended March 31, 2021 was primarily attributable to a decrease in the ratio of selling, general and administrative expenses to revenues as a result of the cost reductions referenced above within our mobile mechanical services operations and the absorption of certain overhead costs within our commercial site-based services operations due to the increase in revenue previously referenced. A company acquired in 2020, which is included within this segment’s mobile mechanical services division, contributed incremental operating income of approximately $0.6 million, inclusive of $1.7 million of amortization expense associated with identifiable intangible assets, during the first quarter of 2021.
Our United States industrial services segment reported an operating loss of $2.4 million for the three months ended March 31, 2021, representing a decrease of approximately $17.9 million compared to operating income of $15.4 million for the three months ended March 31, 2020. Operating margin of this segment was (1.0)% and 4.2% for the first quarter of 2021 and 2020, respectively. As previously referenced, this segment’s results continue to be severely impacted by adverse macroeconomic factors impacting the oil and gas industry. As a result of such conditions, this segment experienced a reduction in gross profit from both our field services and shop services operations due to a decrease in demand for our service offerings. In addition, the results of this segment for the first quarter of 2021 were negatively impacted by abnormal weather conditions and subsequent power outages within the Gulf Coast region, which resulted in the deferral or delay of previously planned maintenance and turnaround activities with certain of our customers. The aforementioned decreases in gross profit were partially offset by a reduction in selling, general and administrative expenses period over period, including: (a) incentive compensation and salaries, (b) the provision for credit losses, and (c) certain discretionary spending, such as travel and entertainment costs. The decrease in operating margin for the three months ended March 31, 2021 was attributable to a decrease in gross profit margin resulting from the above noted factors, as well as an increase in the ratio of selling, general and administrative expenses to revenues due to a decrease in revenues without a commensurate decrease in certain of this segment’s fixed overhead costs.
Our United Kingdom building services segment’s operating income for the three months ended March 31, 2021 was $9.4 million compared to operating income of $5.8 million for the three months ended March 31, 2020. The increase in operating income of this segment was primarily a result of incremental gross profit from increased project activities within the commercial market sector, partially offset by an increase in selling, general and administrative expenses. In addition, this segment’s operating income was positively impacted by $0.8 million related to the effect of favorable exchange rates for the British pound versus the United States dollar. Operating margin of this segment was 7.4% and 5.1% for the 2021 and 2020 period, respectively. The increase in this segment’s operating margin was attributable to gross profit margin expansion as a result of: (a) successful contract close-outs during the current period and (b) a more favorable mix of work, including projects within the commercial and water and wastewater market sectors. Despite the increase in selling, general and administrative expenses referenced above, the ratio of this segment’s selling, general and administrative expenses to revenues remained consistent with that of the prior year as the local management team was able to effectively leverage the segment’s overhead cost structure during this period of revenue growth.

Our corporate administration operating loss for the three months ended March 31, 2021 was $24.5 million compared to $21.9 million for the three months ended March 31, 2020. The increase in corporate administration expenses for the 2021 period was primarily due to: (a) an increase in computer hardware and software costs, including depreciation, as a result of various information technology and security initiatives currently in process, and (b) an increase in incentive compensation expense due to higher projected annual operating results than those which were anticipated during the same prior year period as our expectations in the prior year were negatively impacted by the uncertainty created by the COVID-19 pandemic.
Other items
Net interest expense for the three months ended March 31, 2021 and 2020 was $1.4 million and $2.5 million, respectively. The decrease in net interest expense for the 2021 period resulted from both lower interest rates and reduced average outstanding borrowings.
For the three months ended March 31, 2021, our income tax provision was $31.6 million compared to $28.6 million for the three months ended March 31, 2020. Our income tax rate for the three months ended March 31, 2021 was 27.2% compared to an income tax rate for the three months ended March 31, 2020 of 27.4%. The increase in the 2021 income tax provision was primarily due to increased income before income taxes.
Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	March 31, 2021	% of Total	December 31, 2020	% of Total	March 31, 2020	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,161,996	24%	$1,055,089	23%	$1,005,935	23%
United States mechanical construction and facilities services	2,664,548	56%	2,673,293	58%	2,601,659	59%
United States building services	678,343	14%	618,353	13%	557,108	12%
United States industrial services	120,964	3%	117,212	3%	124,563	3%
Total United States operations	4,625,851	97%	4,463,947	97%	4,289,265	97%
United Kingdom building services	149,306	3%	130,673	3%	134,634	3%
Total operations	$4,775,157	100%	$4,594,620	100%	$4,423,899	100%
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

Our remaining performance obligations at March 31, 2021 were $4.78 billion compared to $4.59 billion at December 31, 2020 and $4.42 billion at March 31, 2020. The increase in remaining performance obligations at March 31, 2021 compared to December 31, 2020 was attributable to an increase in remaining performance obligations within all of our reportable segments, except for our United States mechanical construction and facilities services segment, which experienced a marginal decline in remaining performance obligations.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources, as well as our primary liquidity requirements and sources and uses of cash. Our cash and cash equivalents are maintained in highly liquid investments with original maturity dates of three months or less.
Our short-term liquidity requirements primarily arise from: (a) working capital requirements, (b) business acquisitions, (c) share repurchases, (d) cash dividend payments, (e) interest and principal payments related to our outstanding indebtedness, (f) capital expenditures, and (g) income tax payments. We can expect to meet those requirements through our cash and cash equivalent balances, cash generated from our operations, and, if necessary, the borrowing capacity available under our revolving credit facility. However, negative macroeconomic trends could have an adverse effect on future liquidity if we experience delays in the payment of outstanding receivables beyond normal payment terms or an increase in credit losses. In addition, during economic downturns, there have typically been fewer small discretionary projects from the private sector and our competitors have aggressively bid larger long-term infrastructure and public sector contracts. Our short-term liquidity is also impacted by: (a) the type and length of construction contracts in place as performance of long duration contracts typically requires greater amounts of working capital, (b) the level of turnaround activities within our United States industrial services segment as such projects are billed in arrears pursuant to contractual terms that are standard within the industry, and (c) the billing terms of our maintenance contracts, including those within our United States and United Kingdom building services segments. While we strive to negotiate favorable billing terms, which allow us to invoice in advance of costs incurred on certain of our contracts, there can be no assurance that such terms will be agreed to by our customers.
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
Cash Flows
The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the three months ended March 31,
	2021	2020
Net cash used in operating activities	$(88,989)	$(78,813)
Net cash used in investing activities	$(31,764)	$(14,421)
Net cash (used in) provided by financing activities	$(23,938)	$86,119
Decrease in cash, cash equivalents, and restricted cash	$(143,805)	$(11,793)
During the three months ended March 31, 2021, our cash balance, including cash equivalents and restricted cash, decreased by approximately $143.8 million from $903.6 million at December 31, 2020 to $759.8 million at March 31, 2021.

Operating Activities – Operating cash flows generally represent our net income as adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2021 was approximately $89.0 million compared to approximately $78.8 million of cash used in operating activities for the three months ended March 31, 2020. The increase in cash used in operating activities was primarily attributable to the timing of payments from our customers, which resulted in a net reduction in cash receipts, partially offset by a decrease in payments to our vendors and subcontractors as many of our contractual arrangements do not require that we pay our suppliers until payment is received from our customers. In addition, operating cash flow for the three months ended March 31, 2021 included the payment of nearly $15.0 million in value-added tax by our United Kingdom building services segment, which was deferred from the prior year.
Investing Activities – Investing cash flows consist primarily of payments for the acquisition of businesses, capital expenditures, and proceeds from the sale or disposal of property, plant, and equipment. Net cash used in investing activities for the three months ended March 31, 2021 increased by approximately $17.3 million compared to the three months ended March 31, 2020 due to an increase in payments for business acquisitions, partially offset by lower capital expenditures.
Financing Activities – Financing cash flows consist primarily of the issuance and repayment of short-term and long-term debt, repurchases of common stock, payment of dividends to stockholders, and the issuance of common stock through certain employee equity plans. Net cash used in financing activities for the three months ended March 31, 2021 was $23.9 million compared to net cash provided by financing activities for the three months ended March 31, 2020 of $86.1 million. The $110.1 million variance in financing cash flows was primarily due to a decline of $192.5 million in net proceeds from short-term and long-term debt, partially offset by an $86.1 million reduction in funds used for the repurchase of our common stock.
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
At the Company’s election, borrowings under the 2020 Credit Agreement bear interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.11% at March 31, 2021) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of: (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2021), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at March 31, 2021 was 1.11%. A commitment fee is payable on the average daily unused amount of the 2020 Revolving Credit Facility, which ranges from 0.10% to 0.25%, based on certain financial tests. The fee was 0.10% of the unused amount as of March 31, 2021. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests.
As of March 31, 2021 and December 31, 2020, the balance of the 2020 Term Loan was $270.6 million. As of March 31, 2021 and December 31, 2020, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, we had $71.3 million of letters of credit outstanding, which reduce the available capacity under such facility. We capitalized an additional $3.1 million of debt issuance costs associated with the 2020 Credit Agreement. Debt issuance costs are amortized over the life of the agreement as part of interest expense.
Obligations under the 2020 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2020 Credit Agreement contains various covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of March 31, 2021 and December 31, 2020.
We are required to make annual principal payments on the 2020 Term Loan. Any voluntary prepayments are applied against the outstanding balance of the loan and reduce our future scheduled payments on a ratable basis. Based on our outstanding balance, principal payments of $13.9 million are due on December 31 of each year until maturity, with any remaining unpaid principal and interest due on March 2, 2025.

Share Repurchase Program and Dividends
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.15 billion of our outstanding common stock. During the three months ended March 31, 2021, we repurchased approximately 0.1 million shares of our common stock for approximately $12.9 million. Since the inception of the repurchase program through March 31, 2021, we have repurchased approximately 17.7 million shares of our common stock for approximately $917.0 million. As of March 31, 2021, there remained authorization for us to repurchase approximately $233.0 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2020 Credit Agreement placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.13 per share. Our 2020 Credit Agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay a quarterly dividend of $0.13 per share for the foreseeable future. The payment of dividends has been and will be funded from our operations.
Off-Balance Sheet Arrangements and Other Commitments
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”), and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. Surety Bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. Public sector contracts require Surety Bonds more frequently than private sector contracts and, accordingly, our bonding requirements typically increase as the amount of our public sector work increases. As of March 31, 2021, based on the percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.3 billion, which represents approximately 28% of our total remaining performance obligations. In addition, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees, or as collateral for certain insurance obligations. As of March 31, 2021, we satisfied approximately $37.5 million of the collateral requirements of our insurance programs by utilizing Surety Bonds. We are not aware of any losses in connection with Surety Bonds that have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.
From time to time, we discuss with our current and other Surety Bond providers the amounts of Surety Bonds that may be available to us based on our financial strength and the absence of any default by us on any Surety Bond issued on our behalf and believe those amounts are currently adequate for our needs. However, if we experience changes in our bonding relationships or if there are adverse changes in the surety industry, we may (a) seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds, such as letters of credit, parent company guarantees, or cash, in order to convince customers to forego the requirement for Surety Bonds, (b) increase our activities in our business segments that rarely require Surety Bonds, such as our building and industrial services segments, and/or (c) refrain from bidding for certain projects that require Surety Bonds. There can be no assurance that we would be able to effectuate alternatives to providing Surety Bonds to our customers or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds. Accordingly, a reduction in the availability of Surety Bonds could have a material adverse effect on our financial position, results of operations, and/or cash flows.
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

Certain Insurance Matters
As of March 31, 2021 and December 31, 2020, we utilized approximately $71.2 million of letters of credit obtained under our 2020 Revolving Credit Facility as collateral for insurance obligations. As of March 31, 2021 and December 31, 2020, we satisfied an additional $37.5 million of these collateral requirements by utilizing Surety Bonds.
New Accounting Pronouncements
We review new accounting standards to determine the expected impact, if any, that the adoption of such standards will have on our financial position and/or results of operations. See Note 2 - New Accounting Pronouncements of the notes to consolidated financial statements included in Item 1. Financial Statements for further information regarding new accounting standards, including the anticipated dates of adoption and the effects on our consolidated financial position, results of operations, or liquidity.
Application of Critical Accounting Policies
Our consolidated financial statements are based on the application of significant accounting policies, which require management to make estimates and assumptions. Our significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of our annual report on Form 10-K for the year ended December 31, 2020. We believe that some of the more subjective areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from contracts with customers; (b) collectability or valuation of accounts receivable and the associated allowance for credit losses; (c) insurance liabilities; (d) income taxes; and (e) goodwill, identifiable intangible assets, and other long-lived assets.
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

The timing of revenue recognition for the manufacturing of new build heat exchangers within our United States industrial services segment depends on the payment terms of the contract, as our performance does not create an asset with an alternative use to us. For those contracts for which we have a right to payment for performance completed to date at all times throughout our performance, inclusive of a cancellation, we recognize revenue over time. For these performance obligations, we use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. However, for those contracts for which we do not have a right, at all times, to payment for performance completed to date, we recognize revenue at the point in time when control is transferred to the customer. For bill-and-hold arrangements, revenue is recognized when the customer obtains control of the heat exchanger, which may be prior to shipping if certain recognition criteria are met.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the three months ended March 31, 2021 and 2020, there were no changes in total estimated costs that had a significant impact on our operating results. In addition, there were no significant losses recognized during the three months ended March 31, 2021 and 2020.
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our construction projects when revenues recognized under the cost-to-cost measure of progress exceed the amounts invoiced to our customers, as the amounts cannot be billed under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. In addition, many of our time and materials arrangements, as well as our contracts to perform turnaround services within the United States industrial services segment, are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded as revenue is recognized in advance of billings. Also included in contract assets are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to scope and/or price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Consolidated Balance Sheets.
Contract liabilities from our construction contracts arise when amounts invoiced to our customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advanced payments from our customers on certain contracts. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation and are recorded as either current or long-term, depending upon when we expect to recognize such revenue. The long-term portion of contract liabilities is included in “Other long-term obligations” in the Consolidated Balance Sheets.
See Note 3 - Revenue from Contracts with Customers of the notes to consolidated financial statements included in Item 1. Financial Statements for further disclosure regarding revenue recognition.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recognized in the period we deliver goods or provide services to our customers or when our right to consideration is unconditional. The Company maintains an allowance for credit losses to reduce outstanding receivables to their net realizable value. A considerable amount of judgment is required when determining expected credit losses. Estimates of such losses are recorded when we believe a customer, or group of customers, may not be able to meet their financial obligations due to deterioration in financial condition or credit rating. Relevant factors include our prior collection history with our customers, the related aging of past due balances, projections of credit losses based on historical trends in credit quality indicators or past events, and forecasts of future economic conditions. In addition to monitoring delinquent accounts, management reviews the credit quality of its receivables by, among other things, obtaining credit ratings of significant customers, assessing economic and market conditions, and evaluating material changes to a customer’s business, cash flows, and financial condition.

At March 31, 2021 and December 31, 2020, our accounts receivable of $2,037.5 million and $1,922.1 million, respectively, were recorded net of allowances for credit losses of $18.1 million and $18.0 million, respectively. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our allowances for credit losses. The provision for credit losses amounted to approximately $0.5 million and $2.6 million for the three months ended March 31, 2021 and 2020, respectively.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on the Consolidated Balance Sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences, and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims increased by $0.7 million at March 31, 2021 compared to December 31, 2020. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims were to increase by 10%, it would have resulted in $17.3 million of additional expense for the three months ended March 31, 2021.
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
At March 31, 2021 and December 31, 2020, we had net deferred income tax liabilities of $32.7 million and $29.4 million, respectively, primarily resulting from differences between the carrying value and income tax bases of certain identifiable intangible assets, goodwill, and depreciable fixed assets. Included within these net deferred income tax liabilities are $216.8 million and $217.1 million of deferred income tax assets as of March 31, 2021 and December 31, 2020, respectively. The total valuation allowance on deferred income tax assets, primarily related to state net operating loss carryforwards, was approximately $3.9 million as of both March 31, 2021 and December 31, 2020. Based on our taxable income, which has generally exceeded the amount of our net deferred income tax asset balance, as well as current projections of future taxable income, we have determined that it is more likely than not that our net deferred income tax assets will be realized. However, revisions to our forecasts or declining macroeconomic conditions could result in changes to our assessment of the realization of these deferred income tax assets.
Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets
Goodwill
As of March 31, 2021 and December 31, 2020, we had goodwill of $862.3 million and $851.8 million, respectively, arising out of the acquisition of businesses. Goodwill is not amortized but instead allocated to its respective reporting unit and evaluated for impairment annually, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. We have determined that our reporting units are consistent with the reportable segments identified in Note 14 - Segment Information of the notes to consolidated financial statements. As of March 31, 2021, approximately 16.5% of our goodwill related to our United States electrical construction and facilities services segment, approximately 35.1% related to our United States mechanical construction and facilities services segment, approximately 35.2% related to our United States building services segment, and approximately 13.2% related to our United States industrial services segment.

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
As of the date of our most recent impairment test (October 1, 2020), the fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment exceeded their carrying values by approximately $946.5 million, $1,682.2 million, $715.8 million, and $18.9 million, respectively.
In completing our annual impairment assessment, we determined the fair value of each of our reporting units using an income approach whereby fair value was calculated utilizing discounted estimated future cash flows, assuming a risk-adjusted industry weighted average cost of capital. The weighted average cost of capital used in our annual impairment testing was 10.6%, 10.4%, and 11.6% for our United States construction segments, our United States building services segment, and our United States industrial services segment, respectively. These weighted average cost of capital estimates were developed with the assistance of an independent third-party valuation specialist and reflect the overall level of inherent risk within the respective reporting unit and the rate of return a market participant would expect to earn.
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
No impairment of our goodwill was recognized during the three months ended March 31, 2021 and 2020.
Identifiable Intangible Assets and Other Long-Lived Assets
As of March 31, 2021 and December 31, 2020, net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, and subsidiary trade names) arising out of the acquisition of businesses were $580.6 million and $582.9 million, respectively. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short- and long-term projections of future performance. These forecasts reflect assumptions regarding anticipated macroeconomic conditions as well as our ability to successfully integrate acquired businesses.
Absent earlier indicators of impairment, we test for impairment of subsidiary trade names that are not subject to amortization on an annual basis (October 1). In performing this test, we calculate the fair value of each trade name using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. No impairment of our indefinite-lived trade names was recognized during the three months ended March 31, 2021 and 2020.
In addition, we review for impairment of identifiable intangible assets that are being amortized as well as other long-lived assets whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their discounted estimated future cash flows. No impairment of our finite-lived intangible assets or other long-lived assets was recognized during the three months ended March 31, 2021 and 2020.
Other Considerations
As referenced above, impairment testing is based upon assumptions and estimates determined by management from a review of our operating results and business plans as well as forecasts of anticipated growth rates and margins, among other considerations. In addition, estimates of weighted average costs of capital are developed with the assistance of an independent third-party valuation specialist. These assumptions and estimates may change in future periods, especially in consideration of the uncertainty created by the COVID-19 pandemic and its continued impact on the broader economy and our results of operations, particularly with respect to our United States industrial services segment. Significant adverse changes to external market conditions or our internal forecasts, if any, could result in future impairment charges. It is not possible at this time to determine if any future impairment charge will result or, if it does, whether such a charge would be material to our results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the three months ended March 31, 2021, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2020 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2020 Credit Agreement bear interest at variable rates. As of March 31, 2021, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, the balance of the 2020 Term Loan was $270.6 million. At the Company’s election, this instrument bears interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.11% at March 31, 2021) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of: (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at March 31, 2021), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at March 31, 2021 was 1.11%. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests. Based on the $270.6 million of borrowings outstanding under the 2020 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $2.0 million in the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $2.0 million in the next twelve months. The 2020 Credit Agreement expires on March 2, 2025.
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
We are exposed to construction market risk and its potential related impact on accounts receivable or contract assets on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, we believe we take appropriate action to manage market and other risks, but there is no assurance that we will be able to reasonably identify all risks with respect to the collectability of these assets. See also the previous discussions of Revenue Recognition from Contracts with Customers and Accounts Receivable and Allowance for Credit Losses under the heading, “Application of Critical Accounting Policies” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2021 to January 31, 2021	—	—	—	$245,954,397
February 1, 2021 to February 28, 2021	—	—	—	$245,954,397
March 1, 2021 to March 31, 2021	117,464	109.96	117,464	$233,037,828
Total	117,464	109.96	117,464

(1)In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.15 billion of our outstanding common stock. As of March 31, 2021, there remained authorization for us to repurchase approximately $233.0 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases.
(2)Excludes 38,320 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.
ITEM 4.   MINE SAFETY DISCLOSURES.
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank
Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this quarterly report.

ITEM 6.   EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(b)	Amended and Restated By-Laws and Amendments thereto	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95.1	Information concerning mine safety violations or other regulatory matters	Filed herewith
101	The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.	Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 29, 2021

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ MARK A. POMPA
Mark A. Pompa
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)