Form 10-Q
period 2021-06-30
EMCOR Group, Inc.
filed 2021-07-29
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Number of shares of Common Stock outstanding as of the close of business on July 23, 2021: 53,753,699 shares.

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

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$668,908	$902,867
Accounts receivable, less allowance for credit losses of $22,517 and $18,031, respectively	2,102,735	1,922,096
Contract assets	203,353	171,956
Inventories	64,713	53,338
Prepaid expenses and other	73,645	70,679
Total current assets	3,113,354	3,120,936
Property, plant and equipment, net	155,565	158,427
Operating lease right-of-use assets	250,405	242,155
Goodwill	868,819	851,783
Identifiable intangible assets, net	587,247	582,893
Other assets	157,780	107,646
Total assets	$5,133,170	$5,063,840
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$16,589	$16,910
Accounts payable	635,803	671,886
Contract liabilities	769,959	722,252
Accrued payroll and benefits	421,767	450,955
Other accrued expenses and liabilities	243,270	247,597
Operating lease liabilities, current	55,722	53,632
Total current liabilities	2,143,110	2,163,232
Long-term debt and finance lease liabilities	259,653	259,619
Operating lease liabilities, long-term	211,483	205,362
Other long-term obligations	427,747	382,383
Total liabilities	3,041,993	3,010,596
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 60,698,427 and 60,571,140 shares issued, respectively	607	606
Capital surplus	53,204	47,464
Accumulated other comprehensive loss	(106,925)	(109,233)
Retained earnings	2,648,109	2,480,321
Treasury stock, at cost 6,951,075 and 5,815,240 shares, respectively	(504,520)	(366,490)
Total EMCOR Group, Inc. stockholders’ equity	2,090,475	2,052,668
Noncontrolling interests	702	576
Total equity	2,091,177	2,053,244
Total liabilities and equity	$5,133,170	$5,063,840
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues	$2,437,666	$2,014,021	$4,741,715	$4,313,853
Cost of sales	2,061,387	1,698,735	4,024,363	3,665,506
Gross profit	376,279	315,286	717,352	648,347
Selling, general and administrative expenses	242,921	205,174	466,990	432,171
Restructuring expenses	—	—	—	69
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	—	232,750	—	232,750
Operating income (loss)	133,358	(122,638)	250,362	(16,643)
Net periodic pension (cost) income	922	718	1,830	1,460
Interest expense, net	(1,316)	(2,110)	(2,679)	(4,598)
Income (loss) before income taxes	132,964	(124,030)	249,513	(19,781)
Income tax provision (benefit)	35,616	(40,341)	67,220	(11,757)
Net income (loss) including noncontrolling interests	97,348	(83,689)	182,293	(8,024)
Net (loss) income attributable to noncontrolling interests	(2)	—	169	—
Net income (loss) attributable to EMCOR Group, Inc.	$97,350	$(83,689)	$182,124	$(8,024)

Basic earnings (loss) per common share	$1.79	$(1.52)	$3.34	$(0.14)

Diluted earnings (loss) per common share	$1.78	$(1.52)	$3.32	$(0.14)

Dividends declared per common share	$0.13	$0.08	$0.26	$0.16
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss) including noncontrolling interests	$97,348	$(83,689)	$182,293	$(8,024)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	111	4	696	(2,980)
Post retirement plans, amortization of actuarial loss included in net income (loss) (1)	808	546	1,612	1,096
Other comprehensive income (loss)	919	550	2,308	(1,884)
Comprehensive income (loss)	98,267	(83,139)	184,601	(9,908)
Comprehensive (loss) income attributable to noncontrolling interests	(2)	—	169	—
Comprehensive income (loss) attributable to EMCOR Group, Inc.	$98,269	$(83,139)	$184,432	$(9,908)
_________
(1)Net of tax of $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and net of tax of $0.4 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows - operating activities:
Net income (loss) including noncontrolling interests	$182,293	$(8,024)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	24,110	23,220
Amortization of identifiable intangible assets	30,996	29,404
Provision for credit losses	5,536	4,957
Deferred income taxes	(1,355)	(19,942)
Non-cash expense for impairment of goodwill, identifiable intangible assets, and other long-lived assets	—	232,750
Non-cash share-based compensation expense	5,850	5,960
Other reconciling items	(397)	868
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(254,005)	7,550
Net cash (used in) provided by operating activities	(6,972)	276,743
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(55,846)	(3,194)
Proceeds from sale or disposal of property, plant and equipment	1,445	824
Purchases of property, plant and equipment	(16,734)	(25,951)
Distributions from unconsolidated entities	196	—
Net cash used in investing activities	(70,939)	(28,321)
Cash flows - financing activities:
Proceeds from revolving credit facility	—	200,000
Repayments of revolving credit facility	—	(250,000)
Proceeds from long-term debt	—	300,000
Repayments of long-term debt and debt issuance costs	—	(257,549)
Repayments of finance lease liabilities	(2,228)	(2,354)
Dividends paid to stockholders	(14,236)	(8,888)
Repurchases of common stock	(138,030)	(99,048)
Taxes paid related to net share settlements of equity awards	(3,771)	(2,550)
Issuances of common stock under employee stock purchase plan	3,561	3,228
Payments for contingent consideration arrangements	(2,338)	(4,070)
Distributions to noncontrolling interests	(43)	(70)
Net cash used in financing activities	(157,085)	(121,301)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,222	(4,701)
(Decrease) increase in cash, cash equivalents, and restricted cash	(233,774)	122,420
Cash, cash equivalents, and restricted cash at beginning of year (1)	903,562	359,920
Cash, cash equivalents, and restricted cash at end of period (2)	$669,788	$482,340
_________
(1)Includes $0.7 million and $1.1 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively.
(2)Includes $0.9 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of June 30, 2021 and 2020.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended June 30, 2020 and 2021
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, March 31, 2020	$2,027,594	$605	$34,745	$(91,722)	$2,436,305	$(352,985)	$646
Net loss including noncontrolling interests	(83,689)	—	—	—	(83,689)	—	—
Other comprehensive income	550	—	—	550	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(58)	—	(58)	—	—	—	—
Common stock issued under employee stock purchase plan	1,590	—	1,590	—	—	—	—
Common stock dividends	(4,388)	—	29	—	(4,417)	—	—
Distributions to noncontrolling interests	(70)	—	—	—	—	—	(70)
Share-based compensation expense	2,669	—	2,669	—	—	—	—
Balance, June 30, 2020	$1,944,198	$605	$38,975	$(91,172)	$2,348,199	$(352,985)	$576

Balance, March 31, 2021	$2,120,672	$607	$48,693	$(107,844)	$2,557,919	$(379,407)	$704
Net income (loss) including noncontrolling interests	97,348	—	—	—	97,350	—	(2)
Other comprehensive income	919	—	—	919	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(21)	—	(21)	—	—	—	—
Common stock issued under employee stock purchase plan	1,830	—	1,830	—	—	—	—
Common stock dividends	(7,115)	—	45	—	(7,160)	—	—
Repurchases of common stock	(125,113)	—	—	—	—	(125,113)	—
Share-based compensation expense	2,657	—	2,657	—	—	—	—
Balance, June 30, 2021	$2,091,177	$607	$53,204	$(106,925)	$2,648,109	$(504,520)	$702
 _________
(1)Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the six months ended June 30, 2020 and 2021
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2019	$2,057,780	$604	$32,274	$(89,288)	$2,367,481	$(253,937)	$646
Net loss including noncontrolling interests	(8,024)	—	—	—	(8,024)	—	—
Other comprehensive loss	(1,884)	—	—	(1,884)	—	—	—
Cumulative-effect adjustment (2)	(2,307)	—	—	—	(2,307)	—	—
Common stock issued under share-based compensation plans	1	1	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(2,550)	—	(2,550)	—	—	—	—
Common stock issued under employee stock purchase plan	3,228	—	3,228	—	—	—	—
Common stock dividends	(8,888)	—	63	—	(8,951)	—	—
Repurchases of common stock	(99,048)	—	—	—	—	(99,048)	—
Distributions to noncontrolling interests	(70)	—	—	—	—	—	(70)
Share-based compensation expense	5,960	—	5,960	—	—	—	—
Balance, June 30, 2020	$1,944,198	$605	$38,975	$(91,172)	$2,348,199	$(352,985)	$576

Balance, December 31, 2020	$2,053,244	$606	$47,464	$(109,233)	$2,480,321	$(366,490)	$576
Net income including noncontrolling interests	182,293	—	—	—	182,124	—	169
Other comprehensive income	2,308	—	—	2,308	—	—	—
Common stock issued under share-based compensation plans	1	1	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,771)	—	(3,771)	—	—	—	—
Common stock issued under employee stock purchase plan	3,561	—	3,561	—	—	—	—
Common stock dividends	(14,236)	—	100	—	(14,336)	—	—
Repurchases of common stock	(138,030)	—	—	—	—	(138,030)	—
Distributions to noncontrolling interests	(43)	—	—	—	—	—	(43)
Share-based compensation expense	5,850	—	5,850	—	—	—	—
Balance, June 30, 2021	$2,091,177	$607	$53,204	$(106,925)	$2,648,109	$(504,520)	$702
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
The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.
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
Changes in the estimates of transaction prices are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. For the three and six months ended June 30, 2021 and 2020, there were no significant amounts of revenue recognized during the period related to performance obligations satisfied in prior periods. In addition, for the three and six months ended June 30, 2021 and 2020, there were no significant reversals of revenue recognized associated with the revision of transaction prices.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the three and six months ended June 30, 2021 and 2020, there were no changes in total estimated costs that had a significant impact on our operating results. In addition, there were no significant losses recognized during the three and six months ended June 30, 2021 and 2020.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
The following tables provide further disaggregation of our revenues, by categories we use to evaluate our financial performance within each of our reportable segments, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the three months ended June 30,
	2021	% of Total	2020	% of Total
United States electrical construction and facilities services:
Commercial market sector	$253,774	52%	$212,318	52%
Institutional market sector	52,587	11%	32,691	8%
Hospitality market sector	4,100	1%	4,899	1%
Manufacturing market sector	51,998	10%	55,910	13%
Healthcare market sector	25,678	5%	16,025	4%
Transportation market sector	53,179	11%	47,966	12%
Water and wastewater market sector	1,877	1%	1,907	1%
Short duration projects (1)	37,484	7%	33,507	8%
Service work	9,403	2%	5,999	1%
	490,080		411,222
Less intersegment revenues	(593)		(834)
Total segment revenues	$489,487		$410,388

	For the three months ended June 30,
	2021	% of Total	2020	% of Total
United States mechanical construction and facilities services:
Commercial market sector	$397,482	41%	$273,434	35%
Institutional market sector	71,464	7%	99,829	13%
Hospitality market sector	11,258	1%	9,098	1%
Manufacturing market sector	102,224	11%	100,608	13%
Healthcare market sector	121,745	13%	80,528	10%
Transportation market sector	20,704	2%	19,669	2%
Water and wastewater market sector	44,702	5%	45,606	6%
Short duration projects (1)	83,604	9%	73,955	9%
Service work	107,240	11%	88,684	11%
	960,423		791,411
Less intersegment revenues	(1,737)		(970)
Total segment revenues	$958,686		$790,441
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the three months ended June 30,
	2021	% of Total	2020	% of Total
United States building services:
Commercial site-based services	$152,851	25%	$132,078	28%
Government site-based services	46,587	7%	38,419	8%
Mobile mechanical services	398,813	64%	289,531	60%
Energy services	26,205	4%	18,954	4%
Total segment revenues	$624,456		$478,982

	For the three months ended June 30,
	2021	% of Total	2020	% of Total
United States industrial services:
Field services	$208,797	89%	$206,288	86%
Shop services	26,366	11%	34,805	14%
Total segment revenues	$235,163		$241,093

Total United States operations	$2,307,792		$1,920,904

	For the three months ended June 30,
	2021	% of Total	2020	% of Total
United Kingdom building services:
Service work	$66,572	51%	$51,139	55%
Project work	63,302	49%	41,978	45%
Total segment revenues	$129,874		$93,117

Total operations	$2,437,666		$2,014,021

	For the six months ended June 30,
	2021	% of Total	2020	% of Total
United States electrical construction and facilities services:
Commercial market sector	$498,757	53%	$452,164	52%
Institutional market sector	95,716	10%	70,084	8%
Hospitality market sector	8,764	1%	9,981	1%
Manufacturing market sector	100,421	10%	122,753	14%
Healthcare market sector	45,092	5%	35,250	4%
Transportation market sector	95,210	10%	92,146	10%
Water and wastewater market sector	5,528	1%	4,236	1%
Short duration projects (1)	81,284	8%	73,777	8%
Service work	16,671	2%	13,446	2%
	947,443		873,837
Less intersegment revenues	(1,788)		(1,646)
Total segment revenues	$945,655		$872,191
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the six months ended June 30,
	2021	% of Total	2020	% of Total
United States mechanical construction and facilities services:
Commercial market sector	$764,157	41%	$578,124	36%
Institutional market sector	140,768	7%	176,826	11%
Hospitality market sector	19,787	1%	16,812	1%
Manufacturing market sector	207,651	11%	216,190	13%
Healthcare market sector	234,530	13%	168,587	10%
Transportation market sector	39,121	2%	34,015	2%
Water and wastewater market sector	88,550	5%	86,119	5%
Short duration projects (1)	172,387	9%	171,157	11%
Service work	199,018	11%	179,577	11%
	1,865,969		1,627,407
Less intersegment revenues	(3,358)		(2,854)
Total segment revenues	$1,862,611		$1,624,553
 ________
(1)Represents those projects which generally are completed within three months or less.

	For the six months ended June 30,
	2021	% of Total	2020	% of Total
United States building services:
Commercial site-based services	$328,498	27%	$275,516	27%
Government site-based services	87,659	7%	81,336	8%
Mobile mechanical services	733,763	61%	602,450	60%
Energy services	56,375	5%	47,291	5%
Total segment revenues	$1,206,295		$1,006,593

	For the six months ended June 30,
	2021	% of Total	2020	% of Total
United States industrial services:
Field services	$416,351	88%	$529,942	88%
Shop services	54,194	12%	75,080	12%
Total segment revenues	$470,545		$605,022

Total United States operations	$4,485,106		$4,108,359

	For the six months ended June 30,
	2021	% of Total	2020	% of Total
United Kingdom building services:
Service work	$128,563	50%	$106,245	52%
Project work	128,046	50%	99,249	48%
Total segment revenues	$256,609		$205,494

Total operations	$4,741,715		$4,313,853

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recognized in the period we deliver goods and services to our customers or when our right to consideration is unconditional. The Company maintains an allowance for credit losses to reduce outstanding receivables to their net realizable value. A considerable amount of judgment is required when determining expected credit losses. Estimates of such losses are recorded when we believe a customer, or group of customers, may not be able to meet their financial obligations due to deterioration in financial condition or credit rating. Factors relevant to our assessment include our prior collection history with our customers, the related aging of past due balances, projections of credit losses based on historical trends in credit quality indicators or past events, and forecasts of future economic conditions. In addition to monitoring delinquent accounts, management reviews the credit quality of its receivables by, among other things, obtaining credit ratings of significant customers, assessing economic and market conditions, and evaluating material changes to a customer’s business, cash flows, and financial condition.
At June 30, 2021 and December 31, 2020, our allowance for credit losses was $22.5 million and $18.0 million, respectively. The increase in our allowance for credit losses was predominantly attributable to our evaluation of a specific outstanding receivable within our United States industrial services segment. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses.
The change in the allowance for credit losses for the six months ended June 30, 2021 was as follows (in thousands):

Balance at December 31, 2020	$18,031
Provision for credit losses	5,536
Amounts written off against the allowance, net of recoveries	(1,050)
Balance at June 30, 2021	$22,517
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Net contract liabilities consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Contract assets, current	$203,353	$171,956
Contract assets, non-current	—	—
Contract liabilities, current	(769,959)	(722,252)
Contract liabilities, non-current	(2,535)	(2,283)
Net contract liabilities	$(569,141)	$(552,579)
The $16.6 million increase in net contract liabilities for the six months ended June 30, 2021 was primarily attributable to an increase in the net contract liabilities on our uncompleted construction contracts. Contract assets and contract liabilities increased by approximately $2.2 million and $5.8 million, respectively, as a result of acquisitions made by us in 2021. There was no significant impairment of contract assets recognized during the periods presented.
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations as of June 30, 2021 (in thousands, except for percentages):

	June 30, 2021	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,171,745	23%
United States mechanical construction and facilities services	2,926,387	57%
United States building services	733,832	14%
United States industrial services	125,970	3%
Total United States operations	4,957,934	97%
United Kingdom building services	148,794	3%
Total operations	$5,106,728	100%
Our remaining performance obligations at June 30, 2021 were $5.11 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.
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
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$994,558	$177,187
United States mechanical construction and facilities services	2,390,802	535,585
United States building services	672,324	61,508
United States industrial services	125,970	—
Total United States operations	4,183,654	774,280
United Kingdom building services	118,933	29,861
Total operations	$4,302,587	$804,141
NOTE 4 - Acquisitions of Businesses
Acquisitions are accounted for utilizing the acquisition method of accounting and the prices paid for them are allocated to their respective assets and liabilities based upon the estimated fair value of such assets and liabilities at the dates of their respective acquisition by us.
During the first half of 2021, we acquired three companies for total consideration of $57.0 million. Such companies include: (a) a company that provides mechanical services within the Southern region of the United States, the results of operations of which have been included in our United States mechanical construction and facilities services segment, (b) a company that provides electrical construction services for a broad array of customers in the Midwestern region of the United States, the results of operations of which have been included in our United States electrical construction and facilities services segment, and (c) a company that provides mobile mechanical services across North Texas, the results of operations of which have been included in our United States building services segment. In connection with these acquisitions, we acquired working capital of $7.7 million and other net liabilities of $3.0 million, including certain deferred tax liabilities, and have preliminarily ascribed $16.9 million to goodwill and $35.4 million to identifiable intangible assets.
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
We expect that the majority of the goodwill acquired in connection with these acquisitions will be deductible for tax purposes. The purchase price allocations for two of the businesses acquired in 2021 and one of the businesses acquired in 2020 are preliminary and subject to change during their respective measurement periods. As we finalize such purchase price allocations, adjustments may be recorded relating to finalization of intangible asset valuations, tax matters, or other items. Although not expected to be significant, such adjustments may result in changes in the valuation of assets and liabilities acquired. The purchase price allocations for the other businesses acquired in 2021 and 2020 have been finalized during their respective measurement periods with an insignificant impact.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 5 - Earnings Per Share
Calculation of Basic and Diluted Earnings (Loss) per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings (Loss) per Common Share (“EPS”) for the three and six months ended June 30, 2021 and 2020 (in thousands, except share and per share data):

	For the three months ended June 30,
	2021	2020
Numerator:
Net income (loss) attributable to EMCOR Group, Inc. common stockholders	$97,350	$(83,689)
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	54,301,466	54,937,038
Effect of dilutive securities—Share-based awards	286,347	—
Shares used to compute diluted earnings (loss) per common share	54,587,813	54,937,038

Basic earnings (loss) per common share	$1.79	$(1.52)

Diluted earnings (loss) per common share	$1.78	$(1.52)

	For the six months ended June 30,
	2021	2020
Numerator:
Net income (loss) attributable to EMCOR Group, Inc. common stockholders	$182,124	$(8,024)
Denominator:
Weighted average shares outstanding used to compute basic earnings (loss) per common share	54,594,208	55,467,799
Effect of dilutive securities—Share-based awards	262,551	—
Shares used to compute diluted earnings (loss) per common share	54,856,759	55,467,799

Basic earnings (loss) per common share	$3.34	$(0.14)

Diluted earnings (loss) per common share	$3.32	$(0.14)
The number of outstanding share-based awards excluded from the computation of diluted EPS for the three and six months ended June 30, 2021 because they would be anti-dilutive were 1,500 and 14,136, respectively. The effect of 197,470 and 200,538 share-based awards has been excluded from the calculation of diluted EPS for the three and six months ended June 30, 2020, respectively, due to the net loss recognized for each period. Assuming dilution, the number of outstanding share-based awards excluded from the computation of diluted EPS for both the three and six months ended June 30, 2020 because they would be anti-dilutive were 94,355.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 6 - Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Raw materials and construction materials	$47,861	$42,240
Work in process	16,852	11,098
Inventories	$64,713	$53,338
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
We did not identify any impairment indicators during the three and six months ended June 30, 2021 that would necessitate an interim impairment assessment of our goodwill. However, our operations were significantly impacted by the COVID-19 pandemic starting with the second quarter of 2020. During the same period, the demand for oil and other refined products significantly deteriorated as a result of the pandemic and the corresponding preventative measures taken around the world to mitigate the spread of the virus, including various local, state, and national jurisdictional “shelter-in-place” orders. Further, other macroeconomic events during such period, including geopolitical tensions between the Organization of Petroleum Exporting Countries (OPEC) and Russia, resulted in a significant drop in the price of crude oil. These negative factors created significant volatility and uncertainty in the markets in which our United States industrial services segment operates, resulting in a significant decrease in the demand for our service offerings. Consequently, in the second quarter of 2020, we revised our near-term revenue and operating margin expectations for such segment and concluded that a triggering event had occurred which indicated that it was more likely than not that its fair value was less than its carrying amount.
Accordingly, we performed a quantitative impairment test and determined the fair value of our United States industrial services segment using an income approach whereby fair value was calculated utilizing discounted estimated future cash flows, assuming a risk-adjusted industry weighted average cost of capital. Such weighted average cost of capital was developed with the assistance of an independent third-party valuation specialist and reflected the overall level of inherent risk within the business and the rate of return a market participant would expect to earn as of that date. Cash flow projections were derived from internal forecasts of anticipated revenue growth rates and operating margins, updated for the events discussed above, with cash flows beyond the discrete forecast period estimated using a terminal value calculation which incorporated historical and forecasted trends, an estimate of long-term growth rates, and assumptions about the future demand for our services.
Based on the outcome of our second quarter 2020 interim goodwill impairment test, we concluded that the carrying amount of our United States industrial services segment exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charge of $225.5 million, which was included within our results of operations for the three and six months ended June 30, 2020. We did not identify impairment indicators related to any other reporting unit that would have required an interim impairment assessment. Additionally, we subsequently (as of October 1, 2020) performed our annual impairment assessment of all reporting units and determined there was no incremental impairment of goodwill.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7 Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets - (Continued)
Due to the inherent uncertainties involved in making estimates, our assumptions may change in future periods. Estimates and assumptions made for purposes of our goodwill impairment testing may prove to be inaccurate predictions of the future, and other factors used in assessing fair value, such as the weighted average cost of capital, are outside the control of management. Unfavorable changes in certain key assumptions may affect future testing results. Significant adverse changes to external market conditions or our internal forecasts, if any, could result in future goodwill impairment charges. It is not possible at this time to determine if any future impairment charge will result or, if it does, whether such a charge would be material to our results of operations.
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
Given the negative market conditions disclosed above, we evaluated certain of our identifiable intangible assets and other long-lived assets for impairment during the second quarter of 2020. Such assets included those associated with the businesses in our United States industrial services segment. As a result of these assessments, during the quarter ended June 30, 2020, we recorded non-cash impairment charges of $7.3 million. We subsequently (as of October 1, 2020) performed our annual impairment assessment of all subsidiary trade names that are not subject to amortization and determined there was no incremental impairment of these assets. Additionally, we have not identified any impairment indicators during the three and six months ended June 30, 2021 that would necessitate an interim impairment assessment of either our identifiable intangible assets or other long-lived assets.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 8 - Debt
Debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Term loan	$270,563	$270,563
Unamortized debt issuance costs	(3,520)	(4,000)
Finance lease liabilities	9,199	9,966
Total debt	276,242	276,529
Less: current maturities	16,589	16,910
Total long-term debt	$259,653	$259,619
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
At the Company’s election, borrowings under the 2020 Credit Agreement bear interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.10% at June 30, 2021) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of: (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2021), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at June 30, 2021 was 1.10%. A commitment fee is payable on the average daily unused amount of the 2020 Revolving Credit Facility, which ranges from 0.10% to 0.25%, based on certain financial tests. The fee was 0.10% of the unused amount as of June 30, 2021. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests.
As of June 30, 2021 and December 31, 2020, the balance of the 2020 Term Loan was $270.6 million. As of June 30, 2021 and December 31, 2020, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, we had $71.3 million of letters of credit outstanding, which reduce the available capacity under such facility. We capitalized an additional $3.1 million of debt issuance costs associated with the 2020 Credit Agreement. Debt issuance costs are amortized over the life of the agreement as part of interest expense.
Obligations under the 2020 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2020 Credit Agreement contains various covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of June 30, 2021 and December 31, 2020.
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
NOTE 9 - Fair Value Measurements
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
Recurring Fair Value Measurements
The following tables summarize the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	Assets at Fair Value as of June 30, 2021
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$668,908	$—	$—	$668,908
Restricted cash (2)	880	—	—	880
Deferred compensation plan assets (3)	40,320	—	—	40,320
Total	$710,108	$—	$—	$710,108

	Assets at Fair Value as of December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$902,867	$—	$—	$902,867
Restricted cash (2)	695	—	—	695
Deferred compensation plan assets (3)	36,491	—	—	36,491
Total	$940,053	$—	$—	$940,053
 ________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At June 30, 2021 and December 31, 2020, we had $366.9 million and $482.2 million, respectively, in money market funds.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 10 - Income Taxes
The following table presents our income tax provision (benefit) and our income tax rate for the three and six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Income tax provision (benefit)	$35,616	$(40,341)	$67,220	$(11,757)
Income tax rate	26.8%	(32.5)%	27.0%	(59.4)%
The difference between the U.S. statutory tax rate of 21% and our income tax rate for both the three and six months ended June 30, 2021 and 2020 was primarily a result of state and local income taxes and other permanent book to tax differences, including, in the case of the three and six months ended June 30, 2020, the tax-effect of the $232.8 million of non-cash goodwill, identifiable intangible asset, and other long-lived asset impairment charges recorded during the second quarter of 2020, the majority of which were non-deductible for tax purposes.
As of June 30, 2021 and December 31, 2020, we had no unrecognized income tax benefits.
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. Our income tax returns are subject to audit by various taxing authorities and are currently under examination for the years 2015 through 2019.
NOTE 11 - Common Stock
As of June 30, 2021 and December 31, 2020, there were 53,747,352 and 54,755,900 shares of our common stock outstanding, respectively.
During the three months ended June 30, 2021 and 2020, we issued 36,044 and 60,155 shares of common stock, respectively. During the six months ended June 30, 2021 and 2020, we issued 127,287 and 161,850 shares of common stock, respectively. These shares were issued upon either the satisfaction of required conditions under our share-based compensation plans or the purchase of common stock pursuant to our employee stock purchase plan.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.13 per share.
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.15 billion of our outstanding common stock. During the six months ended June 30, 2021, we repurchased approximately 1.1 million shares of our common stock for approximately $138.0 million. Since the inception of the repurchase program through June 30, 2021, we have repurchased approximately 18.7 million shares of our common stock for approximately $1,042.1 million. As of June 30, 2021, there remained authorization for us to repurchase approximately $107.9 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2020 Credit Agreement placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
NOTE 12 - Retirement Plans
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 12 - Retirement Plans (Continued)
Components of Net Periodic Pension Cost
The components of net periodic pension cost (income) of the UK Plan for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Interest cost	$1,350	$1,556	$2,686	$3,152
Expected return on plan assets	(3,223)	(2,922)	(6,415)	(5,919)
Amortization of unrecognized loss	922	581	1,835	1,176
Net periodic pension cost (income)	$(951)	$(785)	$(1,894)	$(1,591)
The net periodic pension cost associated with the domestic plans was approximately $0.1 million for each of the three and six months ended June 30, 2021 and 2020.
Employer Contributions
For the six months ended June 30, 2021, our United Kingdom subsidiary contributed approximately $2.5 million to the UK Plan and anticipates contributing an additional $2.5 million during the remainder of 2021.
NOTE 13 - Commitments and Contingencies
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
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. At June 30, 2021 and December 31, 2020, the estimated current portion of such undiscounted insurance liabilities, included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets, were $63.7 million and $48.2 million, respectively. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” at June 30, 2021 and December 31, 2020 were $242.6 million and $192.8 million, respectively. The current portion of anticipated insurance recoveries of $28.1 million and $14.4 million at June 30, 2021 and December 31, 2020, respectively, were included in “Prepaid expenses and other” and the non-current portion of anticipated insurance recoveries of $102.0 million and $54.3 million at June 30, 2021 and December 31, 2020, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets. These balances increased from December 31, 2020 as a result of revised estimates for claims on which we expect substantial coverage by insurance.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 - Commitments and Contingencies (Continued)
Restructuring expenses
No material expenses in connection with restructuring were incurred during the three and six months ended June 30, 2021 and 2020, and no material restructuring expenses are expected to be incurred during the remainder of 2021. As of June 30, 2021, the balance of restructuring obligations yet to be paid was approximately $2.3 million. Such remaining amounts will be paid pursuant to our contractual obligations through 2022.
NOTE 14 - Additional Cash Flow Information
The following table presents additional cash flow information for the six months ended June 30, 2021 and 2020 (in thousands):

	For the six months ended June 30,
	2021	2020
Cash paid for:
Interest	$2,634	$4,885
Income taxes	$85,339	$10,953
Right-of-use assets obtained in exchange for new operating lease liabilities	$32,938	$25,267
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,321	$1,496
NOTE 15 - Segment Information
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 15 - Segment Information (Continued)
The following tables present financial information for each of our reportable segments for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the three months ended June 30,
	2021	2020
Revenues from unrelated entities:
United States electrical construction and facilities services	$489,487	$410,388
United States mechanical construction and facilities services	958,686	790,441
United States building services	624,456	478,982
United States industrial services	235,163	241,093
Total United States operations	2,307,792	1,920,904
United Kingdom building services	129,874	93,117
Total operations	$2,437,666	$2,014,021

Total revenues:
United States electrical construction and facilities services	$490,157	$411,417
United States mechanical construction and facilities services	962,338	793,040
United States building services	648,512	500,018
United States industrial services	252,444	242,795
Less intersegment revenues	(45,659)	(26,366)
Total United States operations	2,307,792	1,920,904
United Kingdom building services	129,874	93,117
Total operations	$2,437,666	$2,014,021

	For the six months ended June 30,
	2021	2020
Revenues from unrelated entities:
United States electrical construction and facilities services	$945,655	$872,191
United States mechanical construction and facilities services	1,862,611	1,624,553
United States building services	1,206,295	1,006,593
United States industrial services	470,545	605,022
Total United States operations	4,485,106	4,108,359
United Kingdom building services	256,609	205,494
Total operations	$4,741,715	$4,313,853

Total revenues:
United States electrical construction and facilities services	$947,690	$874,208
United States mechanical construction and facilities services	1,870,012	1,631,844
United States building services	1,251,247	1,042,036
United States industrial services	498,372	612,938
Less intersegment revenues	(82,215)	(52,667)
Total United States operations	4,485,106	4,108,359
United Kingdom building services	256,609	205,494
Total operations	$4,741,715	$4,313,853

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 15 - Segment Information (Continued)

	For the three months ended June 30,
	2021	2020
Operating income (loss):
United States electrical construction and facilities services	$42,705	$31,626
United States mechanical construction and facilities services	79,259	66,937
United States building services	30,310	26,615
United States industrial services	(208)	3,282
Total United States operations	152,066	128,460
United Kingdom building services	7,047	5,351
Corporate administration	(25,755)	(23,699)
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	—	(232,750)
Total operations	133,358	(122,638)
Other items:
Net periodic pension (cost) income	922	718
Interest expense, net	(1,316)	(2,110)
Income (loss) before income taxes	$132,964	$(124,030)

	For the six months ended June 30,
	2021	2020
Operating income (loss):
United States electrical construction and facilities services	$82,969	$71,938
United States mechanical construction and facilities services	144,209	112,108
United States building services	59,644	47,876
United States industrial services	(2,651)	18,707
Total United States operations	284,171	250,629
United Kingdom building services	16,458	11,115
Corporate administration	(50,267)	(45,568)
Restructuring expenses	—	(69)
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	—	(232,750)
Total operations	250,362	(16,643)
Other items:
Net periodic pension (cost) income	1,830	1,460
Interest expense, net	(2,679)	(4,598)
Income (loss) before income taxes	$249,513	$(19,781)

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 15 - Segment Information (Continued)

	June 30, 2021	December 31, 2020
Total assets:
United States electrical construction and facilities services	$737,673	$672,226
United States mechanical construction and facilities services	1,600,189	1,542,531
United States building services	1,131,845	1,040,160
United States industrial services	611,273	550,513
Total United States operations	4,080,980	3,805,430
United Kingdom building services	247,837	227,894
Corporate administration	804,353	1,030,516
Total operations	$5,133,170	$5,063,840
NOTE 16 - Subsequent Events
In July 2021, we acquired a company for an immaterial amount. This company provides mobile mechanical services in the Southern region of the United States, and the results of its operations will be included in our United States building services segment. The acquisition of this business will be accounted for by the acquisition method, and the amount paid will be allocated to its respective assets and liabilities, based upon the estimated fair values of such assets and liabilities on the date of acquisition by us.

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
COVID-19 and Market Update
As a result of the COVID-19 pandemic, we experienced significant disruptions throughout calendar year 2020, which impacted our ability to execute on our remaining performance obligations in many of the markets in which we operate. The impact of the pandemic, which was greatest during the second quarter of 2020, negatively affected our results of operations during such period. However, our strong balance sheet and operational flexibility have allowed us to successfully manage through the ongoing impacts of the pandemic while protecting our cash flow and liquidity.
Although the majority of our businesses have largely recovered from the financial impacts of the pandemic, as evidenced by our consolidated performance and the growth in our remaining performance obligations, our United States industrial services segment continues to be negatively impacted by the lingering effects of the pandemic. While this segment has experienced modest sequential growth since the second half of 2020, the prolonged impacts of lower demand and the overall lagging recovery of the oil and gas market has resulted in customers of this segment canceling or deferring projects, reducing capital spending, implementing various cost cutting measures, and closing certain of their facilities. Such customer actions continue to impact the demand for our service offerings within this segment.
We continue to monitor the short- and long-term impacts of the pandemic. While our employees and customers have adapted to a new work environment and there continues to be scientific, societal, and economic progress to address the effects of COVID-19, there remains significant uncertainty about the future impacts of the pandemic, including the potential effects on our operations. We continue to be cautiously optimistic about the markets in which we operate and the customers we serve;

however, should there be a slowdown in economic activity due to an increase in more contagious variants of the virus or surges in the number of cases, it is possible that projects could be delayed or canceled or that we could experience access restrictions to our customers’ facilities, preventing us from performing maintenance and service projects. The extent to which our business and results of operations are impacted in future periods will also depend upon a number of other factors. These include the duration and extent of the pandemic; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to quarantine; the extent, duration, and effective execution of ongoing government stabilization and recovery efforts; the efficacy and adoption of vaccines or other preventative treatments; our customers’ demand for our services; our ability to continue to safely and effectively operate in this environment; and the ability of our customers to pay us for services rendered. To date, we have been able to source the supplies and materials needed to operate our business with minimal disruptions and recent volatility in commodity prices has not had a significant impact on us. However, the impact of the COVID-19 pandemic on our vendors and the materials utilized in our operations continues to evolve and may have an adverse impact on our operations in future periods. While we believe our remaining performance obligations are firm, customers may also slow down decision-making, delay planned work, or seek to terminate existing agreements. Any of these events could have a material adverse effect on our business, financial condition, and/or results of operations.
Overview
The following table presents selected financial data for the three months ended June 30, 2021 and 2020 (in thousands, except percentages and per share data):

	For the three months ended June 30,
	2021	2020
Revenues	$2,437,666	$2,014,021
Revenues increase (decrease) from prior year	21.0%	(13.3)%
Gross profit	$376,279	$315,286
Gross profit as a percentage of revenues	15.4%	15.7%
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	$—	$232,750
Operating income (loss)	$133,358	$(122,638)
Operating income (loss) as a percentage of revenues	5.5%	(6.1)%
Net income (loss) attributable to EMCOR Group, Inc.	$97,350	$(83,689)
Diluted earnings (loss) per common share	$1.78	$(1.52)
The results for the three months ended June 30, 2021 set new company records for a second quarter in terms of revenues, gross profit, operating income, net income, and diluted earnings per common share.
Revenues of $2.44 billion for the second quarter of 2021 represent an increase of 21.0% from revenues of $2.01 billion for the second quarter of 2020. As described in further detail below, such increase in revenues was attributable to revenue growth within all of our reportable segments, except for our United States industrial services segment. The results for the second quarter of 2020 were negatively impacted by the COVID-19 pandemic, which resulted in: (a) project delays or access restrictions for certain of the construction projects within our United States construction segments, (b) a reduction in the number of call-out service and repair project activities within our United States and United Kingdom building services segments, and (c) a decline in the demand for our service offerings within our United States industrial services segment.
Operating income for the three months ended June 30, 2021 was $133.4 million, or 5.5% of revenues, compared to an operating loss of $122.6 million, or (6.1)% of revenues, for the three months ended June 30, 2020. The operating loss incurred in the 2020 period resulted from $232.8 million of non-cash goodwill, identifiable intangible asset, and other long-lived asset impairment charges recorded during such prior year period, as discussed in further detail in Note 7 - Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets of the notes to consolidated financial statements included in Item 1. Financial Statements. Excluding the impact of such impairments, operating income increased by $23.2 million for the second quarter of 2021, as a result of improved operating performance within all of our reportable segments, except for our United States industrial services segment, which continues to be impacted by the effect of adverse market conditions on the demand for their service offerings.

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
During the first half of 2021, we acquired three companies, including: (a) a company, the results of operations of which were de minimis, that provides mechanical services within the Southern region of the United States and has been included in our United States mechanical construction and facilities services segment, (b) a company that provides electrical construction services for a broad array of customers in the Midwestern region of the United States, the results of operations of which have been included in our United States electrical construction and facilities services segment, and (c) a company that provides mobile mechanical services across North Texas, the results of operations of which have been included in our United States building services segment.
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
For the three months ended June 30, 2021, companies acquired in 2021 and 2020 generated incremental revenues of approximately $53.8 million and incremental operating income of approximately $2.7 million, inclusive of approximately $3.2 million of amortization expense associated with identifiable intangible assets.
Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended June 30,
	2021	% of Total	2020	% of Total
Revenues:
United States electrical construction and facilities services	$489,487	20%	$410,388	20%
United States mechanical construction and facilities services	958,686	39%	790,441	39%
United States building services	624,456	26%	478,982	24%
United States industrial services	235,163	10%	241,093	12%
Total United States operations	2,307,792	95%	1,920,904	95%
United Kingdom building services	129,874	5%	93,117	5%
Total operations	$2,437,666	100%	$2,014,021	100%

	For the six months ended June 30,
	2021	% of Total	2020	% of Total
Revenues:
United States electrical construction and facilities services	$945,655	20%	$872,191	20%
United States mechanical construction and facilities services	1,862,611	39%	1,624,553	38%
United States building services	1,206,295	26%	1,006,593	23%
United States industrial services	470,545	10%	605,022	14%
Total United States operations	4,485,106	95%	4,108,359	95%
United Kingdom building services	256,609	5%	205,494	5%
Total operations	$4,741,715	100%	$4,313,853	100%

As described below in more detail, our revenues for the second quarter of 2021 increased to $2.44 billion compared to $2.01 billion for the second quarter of 2020, and our revenues for the six months ended June 30, 2021 increased to $4.74 billion compared to $4.31 billion for the six months ended June 30, 2020. The increase in revenues for both periods was attributable to revenue growth within all of our reportable segments, except for our United States industrial services segment. Companies acquired in 2021 and 2020 generated incremental revenues of approximately $53.8 million and $82.9 million for the three and six months ended June 30, 2021, respectively.
Revenues of our United States electrical construction and facilities services segment were $489.5 million and $945.7 million for the three and six months ended June 30, 2021, respectively, compared to revenues of $410.4 million and $872.2 million for the three and six months ended June 30, 2020, respectively. The increase in revenues of this segment, for both periods, was primarily attributable to revenue growth within: (a) the commercial market sector, as: (i) we experienced an increase in telecommunication construction project activity and (ii) the results for the three and six months of 2020 were negatively impacted by project delays or access restrictions caused by the various containment and mitigation measures mandated by certain of our customers and/or governmental authorities in response to the COVID-19 pandemic, (b) the institutional market sector given an increase in public works projects in the Western region of the United States, and (c) the healthcare market sector, due to greater project activity in the Northeastern region of the United States. In addition, the results of this segment for the three and six months ended June 30, 2021 included $8.6 million and $15.1 million, respectively, of incremental revenues generated by a company acquired in 2021. The increased revenue for the six months ended June 30, 2021 was partially offset by a reduction in revenues within the manufacturing market sector due to the completion or substantial completion of certain projects in the Western region of the United States.
Our United States mechanical construction and facilities services segment revenues for the three months ended June 30, 2021 were $958.7 million, a $168.2 million increase compared to revenues of $790.4 million for the three months ended June 30, 2020. Revenues of this segment for the six months ended June 30, 2021 were $1,862.6 million, a $238.1 million increase compared to revenues of $1,624.6 million for the six months ended June 30, 2020. The increase in this segment’s revenues for both periods was primarily attributable to revenue growth within: (a) the commercial market sector, driven by: (i) the continued build-out of our customers’ e-commerce supply chains, which has resulted in increased demand for our fire protection services within their warehousing and distribution facilities, (ii) continued growth in digital processing, cloud computing, and data storage, which has resulted in an increase in telecommunication construction project opportunities, and (iii) a greater number of mechanical tenant-fit out projects, and (b) the healthcare market sector due to increased mechanical system retrofits and installations as our healthcare customers seek to upgrade their existing facilities or build new facilities. These increases were partially offset by the completion or substantial completion of certain projects within: (a) the institutional market sector, which resulted in a reduction of revenues during both the three and six months ended June 30, 2021, and (b) the manufacturing market sector, inclusive of certain large food processing projects, which resulted in a reduction of revenues during the six months ended June 30, 2021. Similar to our United States electrical construction and facilities services segment, revenues of this segment during the prior year periods were negatively impacted by the effects of the COVID-19 pandemic, which resulted in project delays due to access restrictions and temporary job site shutdowns.
Revenues of our United States building services segment were $624.5 million and $1,206.3 million for the three and six months ended June 30, 2021, respectively, compared to revenues of $479.0 million and $1,006.6 million for the three and six months ended June 30, 2020, respectively. Excluding acquisition revenues within this segment’s mobile mechanical services division of $45.2 million and $67.8 million for the three and six months ended June 30, 2021, respectively, this segment’s revenue growth for both 2021 periods was primarily attributable to: (a) a resumption in demand for certain of our service offerings when compared to the prior year, which was negatively impacted by the COVID-19 pandemic given the temporary closure of certain customer facilities, resulting in: (i) greater project, service repair and maintenance, and building automation and controls activities within our mobile mechanical services operations and (ii) an increase in project volume within our commercial site-based services operations, (b) a net increase in facilities maintenance contract revenues, partially as a result of new contract awards, and (c) increased customer demand for certain services aimed at improving the indoor air quality within their facilities. In addition, revenues for the six months ended June 30, 2021 benefited from an increase in snow removal activity year-over-year within our commercial site-based services division.
Revenues of our United States industrial services segment for the three months ended June 30, 2021 were $235.2 million compared to revenues of $241.1 million for the three months ended June 30, 2020. Revenues for the six months ended June 30, 2021 were $470.5 million compared to revenues of $605.0 million for the six months ended June 30, 2020. Revenues of this segment continue to be negatively impacted by adverse market conditions within the oil and gas and related industrial markets, including sustained lower demand for oil and other refined products, which has not returned to pre-pandemic levels. Such macroeconomic conditions, which began to significantly impact our businesses in the second quarter of 2020, have continued into the current year, leading to a decrease in demand for this segment’s service offerings, including: (a) a decrease in maintenance, capital project, and construction activities within our field services operations and (b) a reduction in new build heat exchanger sales and related services within our shop services operations.

Our United Kingdom building services segment revenues were $129.9 million and $256.6 million for the three and six months ended June 30, 2021, respectively, compared to revenues of $93.1 million and $205.5 million for the three and six months ended June 30, 2020, respectively. The increase in this segment’s revenues for both the three and six month periods was primarily a result of growth in project activities with existing customers, primarily within the commercial market sector, partially as a result of a resumption in demand as customers began to release projects which were previously deferred due to the uncertainty created by the COVID-19 pandemic. In addition, this segment’s revenues for the three and six months ended June 30, 2021 were positively impacted by $14.5 million and $24.0 million, respectively, related to the effect of favorable exchange rates for the British pound versus the United States dollar.
Cost of sales and Gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales), and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Cost of sales	$2,061,387	$1,698,735	$4,024,363	$3,665,506
Gross profit	$376,279	$315,286	$717,352	$648,347
Gross profit margin	15.4%	15.7%	15.1%	15.0%
Our gross profit for the three months ended June 30, 2021 was $376.3 million, or 15.4% of revenues, compared to gross profit of $315.3 million, or 15.7% of revenues, for the three months ended June 30, 2020. Gross profit for the six months ended June 30, 2021 was $717.4 million, or 15.1% of revenues, compared to gross profit of $648.3 million, or 15.0% of revenues, for the six months ended June 30, 2020. The increase in gross profit for both periods was a result of an increase in gross profit from all of our reportable segments except, in the case of the six months ended June 30, 2021, our United States industrial services segment, which experienced a decrease in gross profit when compared to the prior year given the negative macroeconomic conditions previously referenced.
The decrease in gross profit margin for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020, was primarily attributable to a reduction in gross profit margin within our United States building services segment given a greater number of fixed price capital projects, which traditionally have lower gross profit margins, within this segment’s mobile mechanical services division, and a less favorable mix of work within this segment’s government services division during the quarter.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Selling, general and administrative expenses	$242,921	$205,174	$466,990	$432,171
SG&A margin	10.0%	10.2%	9.8%	10.0%
Our selling, general and administrative expenses for the three months ended June 30, 2021 were $242.9 million compared to selling, general and administrative expenses of $205.2 million for the three months ended June 30, 2020. Selling, general and administrative expenses for the six months ended June 30, 2021 were $467.0 million compared to selling, general and administrative expenses of $432.2 million for the six months ended June 30, 2020. For the three and six months ended June 30, 2021, selling, general and administrative expenses included $4.4 million and $6.8 million, respectively, of incremental expenses directly related to companies acquired in 2021 and 2020, including amortization expense attributable to identifiable intangible assets of $1.2 million and $2.0 million, respectively. Excluding incremental expenses from businesses acquired, our selling, general and administrative expenses increased by $33.4 million and $28.0 million for the three and six months ended June 30, 2021, respectively. The increase in selling, general and administrative expenses for both the three and six month periods was primarily attributable to an increase in: (a) incentive compensation expense, due to higher projected annual operating results than those which were anticipated during the same prior year period, as our expectations during the second quarter of 2020 were negatively impacted by the uncertainty created by the COVID-19 pandemic, (b) salaries, as a result of: (i) an increase in headcount to support our organic revenue growth in the current year, and (ii) the favorable impact in the prior year periods of certain short-term cost cutting measures enacted in response to the COVID-19 pandemic, including temporary furloughs and salary reductions, (c) employee benefit costs, driven by greater medical claim activity, and (d) the provision for credit losses, within our United States industrial services segment as discussed in further detail below.

Selling, general and administrative expenses as a percentage of revenues were 10.0% and 10.2% for the three months ended June 30, 2021 and 2020, respectively, compared to 9.8% and 10.0% for the six months ended June 30, 2021 and 2020, respectively. The decrease in SG&A margin for both the three and six month periods was a result of an increase in revenues without a commensurate increase in certain of our overhead costs, as we were able to leverage our overhead cost structure.
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets
During the second quarter of 2020, we identified certain indicators of impairment resulting from the COVID-19 pandemic and its impact on the oil and gas and related industrial markets. These adverse conditions resulted in lower forecasted revenue and operating margin expectations for those of our businesses that are highly dependent on the strength of such markets, resulting in the recognition of a $232.8 million impairment charge within our United States industrial services segment.
Despite the weaker results of our United States industrial services segment for the quarter and year-to-date periods of 2021, when compared to the same periods of 2020, we did not identify any indicators of impairment in the current year, as the operating performance and near term expectations of this segment are consistent with the forecasts utilized in our most recent impairment test. However, significant adverse changes to external market conditions or our internal forecasts, if any, could result in the identification of future impairment indicators and potentially future goodwill impairment charges. It is not possible at this time to determine if any future impairment charge will result or, if it does, whether such charge would be material to our results of operations.
Operating income (loss)
The following tables present our operating income (loss) and operating margin (operating income (loss) as a percentage of segment revenues) (in thousands, except for percentages):

	For the three months ended June 30,
	2021	% of Segment Revenues	2020	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$42,705	8.7%	$31,626	7.7%
United States mechanical construction and facilities services	79,259	8.3%	66,937	8.5%
United States building services	30,310	4.9%	26,615	5.6%
United States industrial services	(208)	(0.1)%	3,282	1.4%
Total United States operations	152,066	6.6%	128,460	6.7%
United Kingdom building services	7,047	5.4%	5,351	5.7%
Corporate administration	(25,755)	—	(23,699)	—
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	—	—	(232,750)	—
Total operations	133,358	5.5%	(122,638)	(6.1)%
Other items:
Net periodic pension (cost) income	922		718
Interest expense, net	(1,316)		(2,110)
Income (loss) before income taxes	$132,964		$(124,030)

	For the six months ended June 30,
	2021	% of Segment Revenues	2020	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$82,969	8.8%	$71,938	8.2%
United States mechanical construction and facilities services	144,209	7.7%	112,108	6.9%
United States building services	59,644	4.9%	47,876	4.8%
United States industrial services	(2,651)	(0.6)%	18,707	3.1%
Total United States operations	284,171	6.3%	250,629	6.1%
United Kingdom building services	16,458	6.4%	11,115	5.4%
Corporate administration	(50,267)	—	(45,568)	—
Restructuring expenses	—	—	(69)	—
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	—	—	(232,750)	—
Total operations	250,362	5.3%	(16,643)	(0.4)%
Other items:
Net periodic pension (cost) income	1,830		1,460
Interest expense, net	(2,679)		(4,598)
Income (loss) before income taxes	$249,513		$(19,781)
As described below in more detail, operating income was $133.4 million, or 5.5% of revenues, for the three months ended June 30, 2021, compared to an operating loss of $122.6 million, or (6.1)% of revenues, for the three months ended June 30, 2020. Operating income was $250.4 million, or 5.3% of revenues, for the six months ended June 30, 2021, compared to an operating loss of $16.6 million, or (0.4)% of revenues, for the six months ended June 30, 2020. The operating loss incurred in both 2020 periods resulted from $232.8 million of non-cash goodwill, identifiable intangible asset, and other long-lived asset impairment charges recorded during such prior year periods. Excluding the impact of such impairments on our 2020 results, operating income increased by $23.2 million and $34.3 million for the three and six months ended June 30, 2021, respectively, as a result of improved operating performance within all of our reportable segments, except for our United States industrial services segment, which continues to be impacted by the effect of adverse market conditions on the demand for their service offerings. Companies acquired in 2021 and 2020 generated incremental operating income of $2.7 million and $3.6 million, inclusive of $3.2 million and $5.3 million of amortization expense associated with identifiable intangible assets, for the three and six months ended June 30, 2021, respectively.
Operating income of our United States electrical construction and facilities services segment for the three months ended June 30, 2021 was $42.7 million, or 8.7% of revenues, compared to operating income of $31.6 million, or 7.7% of revenues, for the three months ended June 30, 2020. Operating income of this segment for the six months ended June 30, 2021 was $83.0 million, or 8.8% of revenues, compared to operating income of $71.9 million, or 8.2% of revenues, for the six months ended June 30, 2020. The increase in operating income for both the three and six months ended June 30, 2021 was predominantly a result of increased gross profit from construction projects within the institutional and commercial market sectors, largely as a result of the revenue growth within these market sectors, as referenced above. These increases were partially offset by a decline in gross profit from the transportation and manufacturing market sectors due to the completion or close-out of certain projects in the prior year. In addition, a company acquired during the first quarter of 2021 contributed incremental operating income of $0.8 million and $1.2 million, inclusive of $0.6 million and $1.0 million of amortization expense associated with identifiable intangible assets, for the three and six months ended June 30, 2021, respectively. The increase in operating margin for both 2021 periods was a result of an increase in gross profit margin due to a favorable revenue mix and improved project execution throughout this segment.
Our United States mechanical construction and facilities services segment’s operating income for the three months ended June 30, 2021 was $79.3 million, or 8.3% of revenues, compared to operating income of $66.9 million, or 8.5% of revenues, for the three months ended June 30, 2020. The increase in operating income for such period was primarily a result of greater gross profit resulting from the increase in project activities within the commercial market sector, as referenced within the revenue commentary for this segment. The 20 basis point reduction in this segment’s operating margin for the three months ended June 30, 2021, when compared to the three months ended June 30, 2020, was a result of a decrease in gross profit margin, due to the composition of project work performed during each period, partially offset by a reduction in the ratio of selling, general and administrative expenses to revenues given an increase in revenues without a commensurate increase in certain overhead costs. Operating income of this segment for the six months ended June 30, 2021 was $144.2 million, or 7.7% of revenues, compared to operating income of $112.1 million, or 6.9% of revenues, for the six months ended June 30, 2020. The increase in operating income for the six months ended June 30, 2021 was a result of an increase in gross profit from construction projects within the majority of the market sectors in which we operate. The improvement in operating margin for such period was attributable to: (a) an increase in gross profit margin, given increased profitability resulting from the favorable progression on certain large food processing projects reported within the manufacturing market sector, and (b) a decrease in the ratio of selling, general and administrative expenses to revenues, as referenced above.
Operating income of our United States building services segment for the three months ended June 30, 2021 was $30.3 million, or 4.9% of revenues, compared to operating income of $26.6 million, or 5.6% of revenues, for the three months ended June 30, 2020. Operating income of this segment for the six months ended June 30, 2021 was $59.6 million, or 4.9% of revenues, compared to operating income of $47.9 million, or 4.8% of revenues, for the six months ended June 30, 2020. The increase in this segment’s operating income for the three and six months ended June 30, 2021 was primarily due to the resumption in demand for certain of our service offerings when compared to the prior year periods, which led to increased gross profit from: (a) project, service repair and maintenance, and building automation and controls activities within our mobile mechanical services operations, and (b) project volumes within our commercial site-based services operations. In addition, gross profit for the six months ended June 30, 2021 benefited from greater snow removal activity for our customers with whom we are contracted on a per snow event basis. The decrease in operating margin for the three months ended June 30, 2021 was primarily attributable to a decrease in gross profit margin given a greater number of fixed price capital projects, which traditionally have lower gross profit margins, within this segment’s mobile mechanical services division, and a less favorable mix of work within this segment’s government services division during the quarter. Companies acquired in 2021 and 2020, which are included within this segment’s mobile mechanical services division, contributed incremental operating income of approximately $2.0 million and $2.6 million, inclusive of $2.5 million and $4.1 million of amortization expense associated with identifiable intangible assets, during the three and six months ended June 30, 2021, respectively.
Our United States industrial services segment reported an operating loss of $0.2 million, or (0.1)% of revenues, for the three months ended June 30, 2021, compared to operating income of $3.3 million, or 1.4% of revenues, for the three months ended June 30, 2020. This segment reported an operating loss of $2.7 million, or (0.6)% of revenues, for the six months ended June 30, 2021, compared to operating income of $18.7 million, or 3.1% of revenues, for the six months ended June 30, 2020. As previously referenced, this segment’s results continue to be severely impacted by adverse macroeconomic factors affecting the oil and gas industry. Given such conditions, and the ensuing decrease in demand for its service offerings, this segment’s operating results for the six months ended June 30, 2021 reflect a reduction in gross profit and gross profit margin from both our field services and shop services operations when compared to the six months ended June 30, 2020. Despite these challenges, the results of operations of this segment for the three months ended June 30, 2021 reflect an increase in both gross profit and gross profit margin, driven by our field services operations, which began to experience more normalized profit margins when compared to the second quarter of 2020. For both the three and six months ended June 30, 2021, this segment experienced an increase in the ratio of selling, general and administrative expenses to revenues, partially as a result of a $4.1 million increase in the provision for credit losses in connection with a specific customer bankruptcy, which negatively impacted the segment’s operating margin for the three and six months ended June 30, 2021 by 180 basis points and 90 basis points, respectively, and offset the improved gross profit performance during the quarter. In addition to the impact of the aforementioned provision for credit losses, the increase in SG&A margin for both 2021 periods was attributable to a decrease in revenues without a commensurate decrease in this segment’s SG&A expenses given its overhead structure includes a larger percentage of fixed costs when compared to our other reportable segments.
Our United Kingdom building services segment’s operating income for the three months ended June 30, 2021 was $7.0 million compared to operating income of $5.4 million for the three months ended June 30, 2020. Operating income for the six months ended June 30, 2021 was $16.5 million compared to operating income of $11.1 million for the six months ended June 30, 2020. The increase in operating income of this segment for both periods was primarily a result of an increase in gross profit from greater project activities within the commercial market sector, partially offset by an increase in selling, general and administrative expenses. In addition, this segment’s operating income for the three and six months ended June 30, 2021 was positively impacted by $0.8 million and $1.6 million, respectively, related to the effect of favorable exchange rates for the British pound versus the United States dollar. Operating margin of this segment for the three and six months ended June 30, 2021 was 5.4% and 6.4%, respectively, compared to operating margin of 5.7% and 5.4% for the three and six months ended June 30, 2020, respectively. The decrease in this segment’s operating margin for the three months ended June 30, 2021 was partially a result of an increase in the ratio of selling, general and administrative expenses to revenues in the current year as the prior year period benefited from certain short-term cost cutting initiatives enacted in response to the COVID-19 pandemic. The increase in this segment’s operating margin for the six months ended June 30, 2021 was attributable to gross profit margin expansion as a result of: (a) successful contract close-outs during the first quarter of the current year and (b) a more favorable mix of work, including projects within the commercial and water and wastewater market sectors. Despite the increase in selling, general and administrative expenses referenced above, the ratio of this segment’s selling, general and administrative expenses to revenues for the six months ended June 30, 2021 remained consistent with that of the prior year as the local management team was able to effectively leverage the segment’s overhead cost structure during this period of revenue growth.

Our corporate administration operating loss for the three and six months ended June 30, 2021 was $25.8 million and $50.3 million, respectively, compared to $23.7 million and $45.6 million for the three and six months ended June 30, 2020, respectively. The increase in corporate administration expenses for the 2021 periods was primarily due to: (a) an increase in incentive compensation expense due to higher projected annual operating results than those which were anticipated during the same prior year period, partially as our expectations in the prior year were negatively impacted by the uncertainty created by the COVID-19 pandemic, and (b) an increase in computer hardware and software costs, including depreciation, as a result of various information technology and security initiatives currently in process. These increases were partially offset by a decrease in salary expense given the realignment of certain of our back office functions in 2020.
Other items
Net interest expense for the three months ended June 30, 2021 and 2020 was $1.3 million and $2.1 million, respectively. Net interest expense for the six months ended June 30, 2021 and 2020 was $2.7 million and $4.6 million, respectively. The decrease in net interest expense for the 2021 periods resulted from both lower interest rates and reduced average outstanding borrowings.
For the three and six months ended June 30, 2021, our income tax provision was $35.6 million and $67.2 million, respectively, compared to an income tax benefit of $40.3 million and $11.8 million for the three and six months ended June 30, 2020, respectively. Our income tax rate for the three and six months ended June 30, 2021 was 26.8% and 27.0%, respectively, compared to an income tax rate for the three and six months ended June 30, 2020 of (32.5)% and (59.4)%, respectively. Our income tax rate, and resulting income tax benefit, for the three and six months ended June 30, 2020 were impacted by the tax effect of the $232.8 million of non-cash goodwill, identifiable intangible asset, and other long-lived asset impairment charges recorded during the second quarter of 2020, the majority of which was non-deductible for tax purposes.
Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	June 30, 2021	% of Total	December 31, 2020	% of Total	June 30, 2020	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,171,745	23%	$1,055,089	23%	$990,902	22%
United States mechanical construction and facilities services	2,926,387	57%	2,673,293	58%	2,806,213	61%
United States building services	733,832	14%	618,353	13%	532,357	12%
United States industrial services	125,970	3%	117,212	3%	117,429	2%
Total United States operations	4,957,934	97%	4,463,947	97%	4,446,901	97%
United Kingdom building services	148,794	3%	130,673	3%	144,074	3%
Total operations	$5,106,728	100%	$4,594,620	100%	$4,590,975	100%
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
Our remaining performance obligations at June 30, 2021 were $5.11 billion compared to $4.59 billion at December 31, 2020 and June 30, 2020. The increase in remaining performance obligations at June 30, 2021 was attributable to an increase in remaining performance obligations within all of our reportable segments.
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
Cash Flows
The following table presents our net cash provided by (used in) operating activities, investing activities and financing activities (in thousands):

	For the six months ended June 30,
	2021	2020
Net cash (used in) provided by operating activities	$(6,972)	$276,743
Net cash used in investing activities	$(70,939)	$(28,321)
Net cash used in financing activities	$(157,085)	$(121,301)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(233,774)	$122,420
During the six months ended June 30, 2021, our cash balance, including cash equivalents and restricted cash, decreased by approximately $233.8 million from $903.6 million at December 31, 2020 to $669.8 million at June 30, 2021.

Operating Activities – Operating cash flows generally represent our net income as adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2021 was approximately $7.0 million compared to approximately $276.7 million of cash provided by operating activities for the six months ended June 30, 2020. The $283.7 million variance in operating cash flows was primarily attributable to: (a) strong organic revenue growth in the current year, which resulted in an increase in working capital balances, most notably accounts receivable, (b) an increase in federal, state, and local income tax payments of approximately $74.4 million, largely as a result of extended deadlines for making estimated federal tax payments in the prior year, and (c) the payment, by our United Kingdom building services segment during the first quarter of 2021, of nearly $15.0 million in value-added tax, which was deferred from the prior year. In addition, operating cash flow for the six months ended June 30, 2020 benefited from the deferral of nearly $33.0 million of payroll tax payments given the enactment of the Coronavirus Aid, Relief, and Economic Security Act, which allowed employers to defer payment of the employer’s portion of Social Security taxes throughout the majority of calendar year 2020.
Investing Activities – Investing cash flows consist primarily of payments for the acquisition of businesses, capital expenditures, and proceeds from the sale or disposal of property, plant, and equipment. Net cash used in investing activities for the six months ended June 30, 2021 increased by approximately $42.6 million compared to the six months ended June 30, 2020 due to an increase in payments for business acquisitions, partially offset by lower capital expenditures.
Financing Activities – Financing cash flows consist primarily of the issuance and repayment of short-term and long-term debt, repurchases of common stock, payment of dividends to stockholders, and the issuance of common stock through certain employee equity plans. Net cash used in financing activities for the six months ended June 30, 2021 was $157.1 million compared to net cash used in financing activities for the six months ended June 30, 2020 of $121.3 million. The $35.8 million increase in cash used in financing activities was primarily due to an increase in funds used for the repurchase of our common stock.
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
At the Company’s election, borrowings under the 2020 Credit Agreement bear interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.10% at June 30, 2021) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of: (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2021), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at June 30, 2021 was 1.10%. A commitment fee is payable on the average daily unused amount of the 2020 Revolving Credit Facility, which ranges from 0.10% to 0.25%, based on certain financial tests. The fee was 0.10% of the unused amount as of June 30, 2021. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests.
As of June 30, 2021 and December 31, 2020, the balance of the 2020 Term Loan was $270.6 million. As of June 30, 2021 and December 31, 2020, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, we had $71.3 million of letters of credit outstanding, which reduce the available capacity under such facility. We capitalized an additional $3.1 million of debt issuance costs associated with the 2020 Credit Agreement. Debt issuance costs are amortized over the life of the agreement as part of interest expense.
Obligations under the 2020 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2020 Credit Agreement contains various covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of June 30, 2021 and December 31, 2020.
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

Share Repurchase Program and Dividends
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.15 billion of our outstanding common stock. During the six months ended June 30, 2021, we repurchased approximately 1.1 million shares of our common stock for approximately $138.0 million. Since the inception of the repurchase program through June 30, 2021, we have repurchased approximately 18.7 million shares of our common stock for approximately $1,042.1 million. As of June 30, 2021, there remained authorization for us to repurchase approximately $107.9 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2020 Credit Agreement placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
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
Off-Balance Sheet Arrangements and Other Commitments
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”), and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. Surety Bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. Public sector contracts require Surety Bonds more frequently than private sector contracts and, accordingly, our bonding requirements typically increase as the amount of our public sector work increases. As of June 30, 2021, based on the percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.4 billion, which represents approximately 27% of our total remaining performance obligations. In addition, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees, or as collateral for certain insurance obligations. As of June 30, 2021, we satisfied approximately $37.5 million of the collateral requirements of our insurance programs by utilizing Surety Bonds. We are not aware of any losses in connection with Surety Bonds that have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.
From time to time, we discuss with our current and other Surety Bond providers the amounts of Surety Bonds that may be available to us based on our financial strength and the absence of any default by us on any Surety Bond issued on our behalf and believe those amounts are currently adequate for our needs. However, if we experience changes in our bonding relationships or if there are adverse changes in the surety industry, we may: (a) seek to satisfy certain customer requests for Surety Bonds by posting other forms of collateral in lieu of Surety Bonds, such as letters of credit, parent company guarantees, or cash, in order to convince customers to forego the requirement for Surety Bonds, (b) increase our activities in our business segments that rarely require Surety Bonds, such as our building and industrial services segments, and/or (c) refrain from bidding for certain projects that require Surety Bonds. There can be no assurance that we would be able to effectuate alternatives to providing Surety Bonds to our customers or to obtain, on favorable terms, sufficient additional work that does not require Surety Bonds. Accordingly, a reduction in the availability of Surety Bonds could have a material adverse effect on our financial position, results of operations, and/or cash flows.
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

Certain Insurance Matters
As of June 30, 2021 and December 31, 2020, we utilized approximately $71.2 million of letters of credit obtained under our 2020 Revolving Credit Facility as collateral for insurance obligations. As of June 30, 2021 and December 31, 2020, we satisfied an additional $37.5 million of these collateral requirements by utilizing Surety Bonds.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the three and six months ended June 30, 2021 and 2020, there were no changes in total estimated costs that had a significant impact on our operating results. In addition, there were no significant losses recognized during the three and six months ended June 30, 2021 and 2020.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recognized in the period we deliver goods or provide services to our customers or when our right to consideration is unconditional. The Company maintains an allowance for credit losses to reduce outstanding receivables to their net realizable value. A considerable amount of judgment is required when determining expected credit losses. Estimates of such losses are recorded when we believe a customer, or group of customers, may not be able to meet their financial obligations due to deterioration in financial condition or credit rating. Factors relevant to our assessment include our prior collection history with our customers, the related aging of past due balances, projections of credit losses based on historical trends in credit quality indicators or past events, and forecasts of future economic conditions. In addition to monitoring delinquent accounts, management reviews the credit quality of its receivables by, among other things, obtaining credit ratings of significant customers, assessing economic and market conditions, and evaluating material changes to a customer’s business, cash flows, and financial condition.

At June 30, 2021 and December 31, 2020, our accounts receivable of $2,102.7 million and $1,922.1 million, respectively, were recorded net of allowances for credit losses of $22.5 million and $18.0 million, respectively. The increase in our allowance for credit losses was predominantly attributable to our evaluation of a specific outstanding receivable within our United States industrial services segment. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our allowances for credit losses. The provision for credit losses amounted to approximately $5.5 million and $5.0 million for the six months ended June 30, 2021 and 2020, respectively.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on the Consolidated Balance Sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences, and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims increased by $3.8 million at June 30, 2021 compared to December 31, 2020, partially as a result of greater potential exposures, including the impact of acquired companies. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims were to increase by 10%, it would have resulted in $17.6 million of additional expense for the six months ended June 30, 2021.
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
At June 30, 2021 and December 31, 2020, we had net deferred income tax liabilities of $31.5 million and $29.4 million, respectively, primarily resulting from differences between the carrying value and income tax bases of certain identifiable intangible assets, goodwill, and depreciable fixed assets. Included within these net deferred income tax liabilities are $221.4 million and $217.1 million of deferred income tax assets as of June 30, 2021 and December 31, 2020, respectively. The total valuation allowance on deferred income tax assets, primarily related to state net operating loss carryforwards, was approximately $3.9 million as of both June 30, 2021 and December 31, 2020. Based on our taxable income, which has generally exceeded the amount of our net deferred income tax asset balance, as well as current projections of future taxable income, we have determined that it is more likely than not that our net deferred income tax assets will be realized. However, revisions to our forecasts or declining macroeconomic conditions could result in changes to our assessment of the realization of these deferred income tax assets.
Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets
Goodwill
As of June 30, 2021 and December 31, 2020, we had goodwill of $868.8 million and $851.8 million, respectively, arising out of the acquisition of businesses. Goodwill is not amortized but instead allocated to its respective reporting unit and evaluated for impairment annually, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. We have determined that our reporting units are consistent with the reportable segments identified in Note 15 - Segment Information of the notes to consolidated financial statements. As of June 30, 2021, approximately 16.4% of our goodwill related to our United States electrical construction and facilities services segment, approximately 34.8% related to our United States mechanical construction and facilities services segment, approximately 35.7% related to our United States building services segment, and approximately 13.1% related to our United States industrial services segment.

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
We did not identify any impairment indicators during the three and six months ended June 30, 2021 that would necessitate an interim impairment assessment of our goodwill and no impairment of our goodwill was recognized during such periods. However, our operations were significantly impacted by the COVID-19 pandemic starting with the second quarter of 2020. During the same period, the demand for oil and other refined products significantly deteriorated as a result of the pandemic and the corresponding preventative measures taken around the world to mitigate the spread of the virus, including various local, state, and national jurisdictional “shelter-in-place” orders. Further, other macroeconomic events during such period, including geopolitical tensions between the Organization of Petroleum Exporting Countries (OPEC) and Russia, resulted in a significant drop in the price of crude oil. These negative factors created significant volatility and uncertainty in the markets in which our United States industrial services segment operates, resulting in a significant decrease in the demand for our service offerings. Consequently, in the second quarter of 2020, we revised our near-term revenue and operating margin expectations for such segment and concluded that a triggering event had occurred which indicated that it was more likely than not that its fair value was less than its carrying amount.
Based on the outcome of our second quarter 2020 interim goodwill impairment test, we concluded that the carrying amount of our United States industrial services segment exceeded its fair value by $225.5 million, resulting in the recognition of a non-cash goodwill impairment charge in that amount, which was included within our results of operations for the three and six months ended June 30, 2020. We did not identify impairment indicators related to any other reporting unit that would have required an interim impairment assessment. Additionally, as described below, we subsequently (as of October 1, 2020) performed our annual impairment assessment of all reporting units and determined there was no incremental impairment of goodwill.
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
In completing our annual impairment assessment, we determined the fair value of each of our reporting units using an income approach whereby fair value was calculated utilizing discounted estimated future cash flows, assuming a risk-adjusted industry weighted average cost of capital. The weighted average cost of capital used in our annual impairment testing was 10.6%, 10.4%, and 11.6% for our United States construction segments, our United States building services segment, and our United States industrial services segment, respectively. These weighted average cost of capital estimates were developed with the assistance of an independent third-party valuation specialist and reflect the overall level of inherent risk within the respective reporting unit and the rate of return a market participant would expect to earn as of the date of our impairment test.
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
Identifiable Intangible Assets and Other Long-Lived Assets
As of June 30, 2021 and December 31, 2020, net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, and subsidiary trade names) arising out of the acquisition of businesses were $587.2 million and $582.9 million, respectively. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short- and long-term projections of future performance. These forecasts reflect assumptions regarding anticipated macroeconomic conditions as well as our ability to successfully integrate acquired businesses.
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
Given the negative market conditions disclosed above, we evaluated certain of our identifiable intangible assets and other long-lived assets for impairment during the second quarter of 2020. Such assets included those associated with the businesses in our United States industrial services segment. As a result of these assessments, during the quarter ended June 30, 2020, we recorded non-cash impairment charges of $7.3 million. We subsequently (as of October 1, 2020) performed our annual impairment assessment of all subsidiary trade names that are not subject to amortization and determined there was no incremental impairment of these assets. Additionally, we have not identified any impairment indicators during the three and six months ended June 30, 2021 that would necessitate an interim impairment assessment of either our identifiable intangible assets or other long-lived assets, and no impairment of these assets was recognized during such 2021 periods.
Other Considerations
As referenced above, impairment testing is based upon assumptions and estimates determined by management from a review of our operating results and business plans as well as forecasts of anticipated growth rates and margins, among other considerations. In addition, estimates of weighted average costs of capital are developed with the assistance of an independent third-party valuation specialist. These assumptions and estimates may change in future periods, especially in consideration of the uncertainty created by the COVID-19 pandemic and its potential impact on the broader economy and our results of operations in future periods, particularly with respect to our United States industrial services segment. Significant adverse changes to external market conditions or our internal forecasts, if any, could result in future impairment charges. It is not possible at this time to determine if any future impairment charge will result or, if it does, whether such a charge would be material to our results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the six months ended June 30, 2021, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2020 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2020 Credit Agreement bear interest at variable rates. As of June 30, 2021, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, the balance of the 2020 Term Loan was $270.6 million. At the Company’s election, this instrument bears interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.10% at June 30, 2021) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of: (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at June 30, 2021), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at June 30, 2021 was 1.10%. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests. Based on the $270.6 million of borrowings outstanding under the 2020 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $2.0 million in the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $2.0 million in the next twelve months. The 2020 Credit Agreement expires on March 2, 2025.
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
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction, building services, and industrial services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of approximately 11,500 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, our fixed price contracts generally do not allow us to adjust our prices and, as a result, increases in material costs could reduce our profitability with respect to projects in progress.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2021 to April 30, 2021	255,516	120.19	255,516	$202,327,219
May 1, 2021 to May 31, 2021	482,310	122.76	482,310	$143,120,673
June 1, 2021 to June 30, 2021	280,545	125.46	280,545	$107,924,737
Total	1,018,371	122.86	1,018,371

(1)In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.15 billion of our outstanding common stock. As of June 30, 2021, there remained authorization for us to repurchase approximately $107.9 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases.
(2)Excludes 180 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.
ITEM 4.   MINE SAFETY DISCLOSURES.
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank
Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this quarterly report.

ITEM 6.   EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(b)	Amended and Restated By-Laws and Amendments thereto	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95.1	Information concerning mine safety violations or other regulatory matters	Filed herewith
101	The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.	Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 29, 2021

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ MARK A. POMPA
Mark A. Pompa
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)