Form 10-Q
period 2021-09-30
EMCOR Group, Inc.
filed 2021-10-28
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Number of shares of Common Stock outstanding as of the close of business on October 22, 2021: 53,374,384 shares.

[This Page Intentionally Left Blank]

EMCOR Group, Inc.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning. Forward-looking statements in this report include discussions of our future operating or financial performance and other forward-looking commentary regarding aspects of our business, including market share growth, gross profit, remaining performance obligations, project mix, projects with varying profit margins, selling, general and administrative expenses, and trends in our business and other characterizations of future events or circumstances, such as the effects of the COVID-19 pandemic. Each forward-looking statement included in this report is subject to risks and uncertainties, including those identified in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report, and in our Form 10-K for the year ended December 31, 2020. Such risks and uncertainties could cause actual results to differ materially from those that might be anticipated from, or projected or implied by, our forward-looking statements. The forward-looking statements contained in this report speak only as of the filing date of this report. We undertake no obligation to update any forward-looking statements. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q, and 8-K should be consulted. We caution investors not to place undue reliance on forward-looking statements, due to their inherent uncertainty.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$663,905	$902,867
Accounts receivable, less allowance for credit losses of $22,627 and $18,031, respectively	2,181,730	1,922,096
Contract assets	245,489	171,956
Inventories	64,489	53,338
Prepaid expenses and other	70,954	70,679
Total current assets	3,226,567	3,120,936
Property, plant and equipment, net	153,584	158,427
Operating lease right-of-use assets	268,657	242,155
Goodwill	888,303	851,783
Identifiable intangible assets, net	602,234	582,893
Other assets	157,333	107,646
Total assets	$5,296,678	$5,063,840
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$16,328	$16,910
Accounts payable	637,865	671,886
Contract liabilities	780,666	722,252
Accrued payroll and benefits	494,133	450,955
Other accrued expenses and liabilities	263,178	247,597
Operating lease liabilities, current	57,953	53,632
Total current liabilities	2,250,123	2,163,232
Long-term debt and finance lease liabilities	259,337	259,619
Operating lease liabilities, long-term	228,561	205,362
Other long-term obligations	416,607	382,383
Total liabilities	3,154,628	3,010,596
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 60,716,955 and 60,571,140 shares issued, respectively	607	606
Capital surplus	57,473	47,464
Accumulated other comprehensive loss	(107,812)	(109,233)
Retained earnings	2,740,817	2,480,321
Treasury stock, at cost 7,334,395 and 5,815,240 shares, respectively	(549,737)	(366,490)
Total EMCOR Group, Inc. stockholders’ equity	2,141,348	2,052,668
Noncontrolling interests	702	576
Total equity	2,142,050	2,053,244
Total liabilities and equity	$5,296,678	$5,063,840
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues	$2,521,672	$2,201,714	$7,263,387	$6,515,567
Cost of sales	2,140,329	1,838,530	6,164,692	5,504,036
Gross profit	381,343	363,184	1,098,695	1,011,531
Selling, general and administrative expenses	243,922	226,793	710,912	658,964
Restructuring expenses	—	536	—	605
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	—	—	—	232,750
Operating income	137,421	135,855	387,783	119,212
Net periodic pension (cost) income	908	751	2,738	2,211
Interest expense, net	(1,286)	(1,484)	(3,965)	(6,082)
Income before income taxes	137,043	135,122	386,556	115,341
Income tax provision	37,303	73,936	104,523	62,179
Net income including noncontrolling interests	99,740	61,186	282,033	53,162
Net income attributable to noncontrolling interests	—	—	169	—
Net income attributable to EMCOR Group, Inc.	$99,740	$61,186	$281,864	$53,162

Basic earnings per common share	$1.86	$1.11	$5.19	$0.96

Diluted earnings per common share	$1.85	$1.11	$5.17	$0.96

Dividends declared per common share	$0.13	$0.08	$0.39	$0.24
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income including noncontrolling interests	$99,740	$61,186	$282,033	$53,162
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,687)	2,148	(991)	(832)
Post retirement plans, amortization of actuarial loss included in net income (1)	800	540	2,412	1,636
Other comprehensive (loss) income	(887)	2,688	1,421	804
Comprehensive income	98,853	63,874	283,454	53,966
Comprehensive income attributable to noncontrolling interests	—	—	169	—
Comprehensive income attributable to EMCOR Group, Inc.	$98,853	$63,874	$283,285	$53,966
_________
(1)Net of tax of $0.2 million for each of the three months ended September 30, 2021 and 2020, and net of tax of $0.6 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows - operating activities:
Net income including noncontrolling interests	$282,033	$53,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,088	34,881
Amortization of identifiable intangible assets	48,159	44,765
Provision for credit losses	5,829	3,409
Deferred income taxes	(3,650)	(28,104)
Non-cash expense for impairment of goodwill, identifiable intangible assets, and other long-lived assets	—	232,750
Non-cash share-based compensation expense	8,467	8,510
Other reconciling items	624	1,169
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(263,609)	196,292
Net cash provided by operating activities	113,941	546,834
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(113,658)	(44,930)
Proceeds from sale or disposal of property, plant and equipment	1,930	1,891
Purchases of property, plant and equipment	(25,954)	(34,180)
Distributions from unconsolidated entities	196	—
Net cash used in investing activities	(137,486)	(77,219)
Cash flows - financing activities:
Proceeds from revolving credit facility	—	200,000
Repayments of revolving credit facility	—	(250,000)
Proceeds from long-term debt	—	300,000
Repayments of long-term debt and debt issuance costs	—	(280,049)
Repayments of finance lease liabilities	(3,253)	(3,390)
Dividends paid to stockholders	(21,224)	(13,280)
Repurchases of common stock	(183,247)	(99,048)
Taxes paid related to net share settlements of equity awards	(4,020)	(2,574)
Issuances of common stock under employee stock purchase plan	5,418	4,887
Payments for contingent consideration arrangements	(6,758)	(4,070)
Distributions to noncontrolling interests	(43)	(70)
Net cash used in financing activities	(213,127)	(147,594)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,870)	(1,304)
(Decrease) increase in cash, cash equivalents, and restricted cash	(238,542)	320,717
Cash, cash equivalents, and restricted cash at beginning of year (1)	903,562	359,920
Cash, cash equivalents, and restricted cash at end of period (2)	$665,020	$680,637
_________
(1)Includes $0.7 million and $1.1 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively.
(2)Includes $1.1 million and $1.3 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of September 30, 2021 and 2020, respectively.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended September 30, 2020 and 2021
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, June 30, 2020	$1,944,198	$605	$38,975	$(91,172)	$2,348,199	$(352,985)	$576
Net income including noncontrolling interests	61,186	—	—	—	61,186	—	—
Other comprehensive income	2,688	—	—	2,688	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(24)	—	(24)	—	—	—	—
Common stock issued under employee stock purchase plan	1,659	—	1,659	—	—	—	—
Common stock dividends	(4,392)	—	29	—	(4,421)	—	—
Share-based compensation expense	2,550	—	2,550	—	—	—	—
Balance, September 30, 2020	$2,007,865	$605	$43,189	$(88,484)	$2,404,964	$(352,985)	$576

Balance, June 30, 2021	$2,091,177	$607	$53,204	$(106,925)	$2,648,109	$(504,520)	$702
Net income including noncontrolling interests	99,740	—	—	—	99,740	—	—
Other comprehensive loss	(887)	—	—	(887)	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(249)	—	(249)	—	—	—	—
Common stock issued under employee stock purchase plan	1,857	—	1,857	—	—	—	—
Common stock dividends	(6,988)	—	44	—	(7,032)	—	—
Repurchases of common stock	(45,217)	—	—	—	—	(45,217)	—
Share-based compensation expense	2,617	—	2,617	—	—	—	—
Balance, September 30, 2021	$2,142,050	$607	$57,473	$(107,812)	$2,740,817	$(549,737)	$702
 _________
(1)Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the nine months ended September 30, 2020 and 2021
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2019	$2,057,780	$604	$32,274	$(89,288)	$2,367,481	$(253,937)	$646
Net income including noncontrolling interests	53,162	—	—	—	53,162	—	—
Other comprehensive income	804	—	—	804	—	—	—
Cumulative-effect adjustment (2)	(2,307)	—	—	—	(2,307)	—	—
Common stock issued under share-based compensation plans	1	1	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(2,574)	—	(2,574)	—	—	—	—
Common stock issued under employee stock purchase plan	4,887	—	4,887	—	—	—	—
Common stock dividends	(13,280)	—	92	—	(13,372)	—	—
Repurchases of common stock	(99,048)	—	—	—	—	(99,048)	—
Distributions to noncontrolling interests	(70)	—	—	—	—	—	(70)
Share-based compensation expense	8,510	—	8,510	—	—	—	—
Balance, September 30, 2020	$2,007,865	$605	$43,189	$(88,484)	$2,404,964	$(352,985)	$576

Balance, December 31, 2020	$2,053,244	$606	$47,464	$(109,233)	$2,480,321	$(366,490)	$576
Net income including noncontrolling interests	282,033	—	—	—	281,864	—	169
Other comprehensive income	1,421	—	—	1,421	—	—	—
Common stock issued under share-based compensation plans	1	1	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(4,020)	—	(4,020)	—	—	—	—
Common stock issued under employee stock purchase plan	5,418	—	5,418	—	—	—	—
Common stock dividends	(21,224)	—	144	—	(21,368)	—	—
Repurchases of common stock	(183,247)	—	—	—	—	(183,247)	—
Distributions to noncontrolling interests	(43)	—	—	—	—	—	(43)
Share-based compensation expense	8,467	—	8,467	—	—	—	—
Balance, September 30, 2021	$2,142,050	$607	$57,473	$(107,812)	$2,740,817	$(549,737)	$702
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
The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.
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
Changes in the estimates of transaction prices are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. For the three and nine months ended September 30, 2020, we recognized revenue of $4.4 million and $6.1 million, respectively, associated with the final settlement of the contract value for two projects within our United States electrical construction and facilities services segment that were completed or substantially completed in prior periods. There were no significant amounts of revenue recognized during the three and nine months ended September 30, 2021 related to performance obligations satisfied in prior periods. In addition, for the three and nine months ended September 30, 2021 and 2020, there were no significant reversals of revenue recognized associated with the revision of transaction prices.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the three and nine months ended September 30, 2021 and 2020, there were no changes in total estimated costs that had a significant impact on our operating results. In addition, there were no significant losses recognized during the three and nine months ended September 30, 2021 and 2020.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
The following tables provide further disaggregation of our revenues, by categories we use to evaluate our financial performance within each of our reportable segments, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the three months ended September 30,
	2021	% of Total	2020	% of Total
United States electrical construction and facilities services:
Commercial market sector	$274,954	52%	$252,197	53%
Institutional market sector	42,002	8%	36,230	8%
Hospitality market sector	2,522	1%	7,028	1%
Manufacturing market sector	60,965	11%	62,537	13%
Healthcare market sector	29,377	6%	16,929	4%
Transportation market sector	49,578	9%	58,765	12%
Water and wastewater market sector	4,381	1%	2,351	1%
Short duration projects (1)	53,881	10%	31,008	7%
Service work	10,931	2%	6,847	1%
	528,591		473,892
Less intersegment revenues	(656)		(1,808)
Total segment revenues	$527,935		$472,084

	For the three months ended September 30,
	2021	% of Total	2020	% of Total
United States mechanical construction and facilities services:
Commercial market sector	$369,654	37%	$346,911	39%
Institutional market sector	74,867	8%	112,264	13%
Hospitality market sector	10,806	1%	12,570	1%
Manufacturing market sector	142,250	14%	93,919	11%
Healthcare market sector	123,071	12%	78,814	9%
Transportation market sector	23,954	3%	19,824	2%
Water and wastewater market sector	53,367	5%	45,255	5%
Short duration projects (1)	82,510	8%	84,461	9%
Service work	121,013	12%	99,649	11%
	1,001,492		893,667
Less intersegment revenues	(1,908)		(2,158)
Total segment revenues	$999,584		$891,509
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the three months ended September 30,
	2021	% of Total	2020	% of Total
United States building services:
Commercial site-based services	$166,375	26%	$147,768	27%
Government site-based services	49,293	8%	44,664	8%
Mobile mechanical services	394,559	62%	341,279	61%
Energy services	22,228	4%	22,803	4%
Total segment revenues	$632,455		$556,514

	For the three months ended September 30,
	2021	% of Total	2020	% of Total
United States industrial services:
Field services	$196,846	85%	$145,165	85%
Shop services	35,372	15%	26,367	15%
Total segment revenues	$232,218		$171,532

Total United States operations	$2,392,192		$2,091,639

	For the three months ended September 30,
	2021	% of Total	2020	% of Total
United Kingdom building services:
Service work	$65,486	51%	$55,594	51%
Project work	63,994	49%	54,481	49%
Total segment revenues	$129,480		$110,075

Total operations	$2,521,672		$2,201,714

	For the nine months ended September 30,
	2021	% of Total	2020	% of Total
United States electrical construction and facilities services:
Commercial market sector	$773,711	52%	$704,361	52%
Institutional market sector	137,718	9%	106,314	8%
Hospitality market sector	11,286	1%	17,009	1%
Manufacturing market sector	161,386	11%	185,290	14%
Healthcare market sector	74,469	5%	52,179	4%
Transportation market sector	144,788	10%	150,911	11%
Water and wastewater market sector	9,909	1%	6,587	1%
Short duration projects (1)	135,165	9%	104,785	8%
Service work	27,602	2%	20,293	1%
	1,476,034		1,347,729
Less intersegment revenues	(2,444)		(3,454)
Total segment revenues	$1,473,590		$1,344,275
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the nine months ended September 30,
	2021	% of Total	2020	% of Total
United States mechanical construction and facilities services:
Commercial market sector	$1,133,811	40%	$925,035	37%
Institutional market sector	215,635	8%	289,090	12%
Hospitality market sector	30,593	1%	29,382	1%
Manufacturing market sector	349,901	12%	310,109	12%
Healthcare market sector	357,601	12%	247,401	10%
Transportation market sector	63,075	2%	53,839	2%
Water and wastewater market sector	141,917	5%	131,374	5%
Short duration projects (1)	254,897	9%	255,618	10%
Service work	320,031	11%	279,226	11%
	2,867,461		2,521,074
Less intersegment revenues	(5,266)		(5,012)
Total segment revenues	$2,862,195		$2,516,062
 ________
(1)Represents those projects which generally are completed within three months or less.

	For the nine months ended September 30,
	2021	% of Total	2020	% of Total
United States building services:
Commercial site-based services	$494,873	27%	$423,284	27%
Government site-based services	136,952	8%	126,000	8%
Mobile mechanical services	1,128,322	61%	943,729	61%
Energy services	78,603	4%	70,094	4%
Total segment revenues	$1,838,750		$1,563,107

	For the nine months ended September 30,
	2021	% of Total	2020	% of Total
United States industrial services:
Field services	$613,197	87%	$675,107	87%
Shop services	89,566	13%	101,447	13%
Total segment revenues	$702,763		$776,554

Total United States operations	$6,877,298		$6,199,998

	For the nine months ended September 30,
	2021	% of Total	2020	% of Total
United Kingdom building services:
Service work	$194,049	50%	$161,839	51%
Project work	192,040	50%	153,730	49%
Total segment revenues	$386,089		$315,569

Total operations	$7,263,387		$6,515,567

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
At September 30, 2021 and December 31, 2020, our allowance for credit losses was $22.6 million and $18.0 million, respectively. The increase in our allowance for credit losses was predominantly attributable to our evaluation of a specific outstanding receivable within our United States industrial services segment during the second quarter of 2021. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses.
The change in the allowance for credit losses for the nine months ended September 30, 2021 was as follows (in thousands):

Balance at December 31, 2020	$18,031
Provision for credit losses	5,829
Amounts written off against the allowance, net of recoveries	(1,233)
Balance at September 30, 2021	$22,627
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Net contract liabilities consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Contract assets, current	$245,489	$171,956
Contract assets, non-current	—	—
Contract liabilities, current	(780,666)	(722,252)
Contract liabilities, non-current	(2,391)	(2,283)
Net contract liabilities	$(537,568)	$(552,579)
Contract assets and contract liabilities increased by approximately $8.8 million and $24.1 million, respectively, as a result of acquisitions made by us in 2021. Excluding the impact of acquisitions, net contract liabilities decreased by approximately $30.3 million during the nine months ended September 30, 2021, primarily as a result of the timing of invoicing to customers on our uncompleted construction projects, which, based on the various stages of completion, included a greater percentage of contracts that were recorded in contract asset positions. There was no significant impairment of contract assets recognized during the periods presented.
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations as of September 30, 2021 (in thousands, except for percentages):

	September 30, 2021	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,244,053	23%
United States mechanical construction and facilities services	3,037,573	56%
United States building services	810,619	15%
United States industrial services	143,299	3%
Total United States operations	5,235,544	97%
United Kingdom building services	143,202	3%
Total operations	$5,378,746	100%
Our remaining performance obligations at September 30, 2021 were $5.38 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.
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
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$1,088,085	$155,968
United States mechanical construction and facilities services	2,466,793	570,780
United States building services	723,103	87,516
United States industrial services	143,299	—
Total United States operations	4,421,280	814,264
United Kingdom building services	116,512	26,690
Total operations	$4,537,792	$840,954
NOTE 4 - Acquisitions of Businesses
Acquisitions are accounted for utilizing the acquisition method of accounting and the prices paid for them are allocated to their respective assets and liabilities based upon the estimated fair value of such assets and liabilities at the dates of their respective acquisition by us.
During the first nine months of 2021, we acquired five companies for total consideration of $125.4 million. Such companies include: (a) a company that provides mechanical services within the Southern region of the United States, the results of operations of which have been included in our United States mechanical construction and facilities services segment, (b) two companies that provide electrical construction services for a broad array of customers in the Midwestern region of the United States, the results of operations of which have been included in our United States electrical construction and facilities services segment, and (c) two companies, the results of operations of which have been included in our United States building services segment, consisting of: (i) a company that provides mobile mechanical services across North Texas and (ii) a company that provides building automation and controls solutions in the Southern region of the United States. In connection with these acquisitions, we acquired working capital of $23.1 million and other net liabilities of $1.6 million, including certain deferred tax liabilities, and have preliminarily ascribed $36.4 million to goodwill and $67.5 million to identifiable intangible assets.
During 2020, we acquired three companies for total consideration of $50.3 million. Such companies include: (a) a company that provides building automation and controls solutions within the Northeastern region of the United States, (b) a full service provider of mechanical services within the Washington, D.C. metro area, and (c) a company that provides mobile mechanical services in the Southern region of the United States. The results of operations for all three companies have been included within our United States building services segment. In connection with these acquisitions, we acquired working capital of $3.0 million and other net liabilities of $3.9 million and have ascribed $13.1 million to goodwill and $38.1 million to identifiable intangible assets.
We expect that the majority of the goodwill acquired in connection with these acquisitions will be deductible for tax purposes. The purchase price allocations for three of the businesses acquired in 2021 are preliminary and subject to change during their respective measurement periods. As we finalize such purchase price allocations, adjustments may be recorded relating to finalization of intangible asset valuations, tax matters, or other items. Although not expected to be significant, such adjustments may result in changes in the valuation of assets and liabilities acquired. The purchase price allocations for the other businesses acquired in 2021 and the businesses acquired in 2020 have been finalized during their respective measurement periods with an insignificant impact.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 5 - Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share and per share data):

	For the three months ended September 30,
	2021	2020
Numerator:
Net income attributable to EMCOR Group, Inc. common stockholders	$99,740	$61,186
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	53,700,603	54,979,310
Effect of dilutive securities—Share-based awards	284,055	220,935
Shares used to compute diluted earnings per common share	53,984,658	55,200,245

Basic earnings per common share	$1.86	$1.11

Diluted earnings per common share	$1.85	$1.11

	For the nine months ended September 30,
	2021	2020
Numerator:
Net income attributable to EMCOR Group, Inc. common stockholders	$281,864	$53,162
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	54,290,002	55,302,385
Effect of dilutive securities—Share-based awards	269,719	207,337
Shares used to compute diluted earnings per common share	54,559,721	55,509,722

Basic earnings per common share	$5.19	$0.96

Diluted earnings per common share	$5.17	$0.96
There were no anti-dilutive share-based awards for the three months ended September 30, 2021. The number of outstanding share-based awards excluded from the computation of diluted EPS for the nine months ended September 30, 2021 because they would be anti-dilutive were 2,550. The number of outstanding share-based awards excluded from the computation of diluted EPS for the three and nine months ended September 30, 2020 because they would be anti-dilutive were 19,450 and 94,155, respectively.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 6 - Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Raw materials and construction materials	$48,653	$42,240
Work in process	15,836	11,098
Inventories	$64,489	$53,338
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
We did not identify any impairment indicators during the three and nine months ended September 30, 2021 that would necessitate an interim impairment assessment of our goodwill. However, our operations were significantly impacted by the COVID-19 pandemic starting with the second quarter of 2020. During the same period, the demand for oil and other refined products significantly deteriorated as a result of the pandemic and the corresponding preventative measures taken around the world to mitigate the spread of the virus, including various local, state, and national jurisdictional “shelter-in-place” orders. Further, other macroeconomic events during such period, including geopolitical tensions between the Organization of Petroleum Exporting Countries (OPEC) and Russia, resulted in a significant drop in the price of crude oil. These negative factors created significant volatility and uncertainty in the markets in which our United States industrial services segment operates, resulting in a significant decrease in the demand for our service offerings. Consequently, in the second quarter of 2020, we revised our near-term revenue and operating margin expectations for such segment and concluded that a triggering event had occurred which indicated that it was more likely than not that its fair value was less than its carrying amount.
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
Based on the outcome of our second quarter 2020 interim goodwill impairment test, we concluded that the carrying amount of our United States industrial services segment exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charge of $225.5 million, which was included within our results of operations for the nine months ended September 30, 2020. We did not identify impairment indicators related to any other reporting unit that would have required an interim impairment assessment. Additionally, we subsequently (as of October 1, 2020) performed our annual impairment assessment of all reporting units and determined there was no incremental impairment of goodwill.

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
Given the negative market conditions disclosed above, we evaluated certain of our identifiable intangible assets and other long-lived assets for impairment during the second quarter of 2020. Such assets included those associated with the businesses in our United States industrial services segment. As a result of these assessments, during the quarter ended June 30, 2020, we recorded non-cash impairment charges of $7.3 million. We subsequently (as of October 1, 2020) performed our annual impairment assessment of all subsidiary trade names that are not subject to amortization and determined there was no incremental impairment of these assets. Additionally, we have not identified any impairment indicators during the three and nine months ended September 30, 2021 that would necessitate an interim impairment assessment of either our identifiable intangible assets or other long-lived assets.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 8 - Debt
Debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Term loan	$270,563	$270,563
Unamortized debt issuance costs	(3,280)	(4,000)
Finance lease liabilities	8,382	9,966
Total debt	275,665	276,529
Less: current maturities	16,328	16,910
Total long-term debt	$259,337	$259,619
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
At the Company’s election, borrowings under the 2020 Credit Agreement bear interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.08% at September 30, 2021) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of: (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2021), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at September 30, 2021 was 1.08%. A commitment fee is payable on the average daily unused amount of the 2020 Revolving Credit Facility, which ranges from 0.10% to 0.25%, based on certain financial tests. The fee was 0.10% of the unused amount as of September 30, 2021. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests.
As of September 30, 2021 and December 31, 2020, the balance of the 2020 Term Loan was $270.6 million. As of September 30, 2021 and December 31, 2020, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, we had $71.3 million of letters of credit outstanding, which reduce the available capacity under such facility. We capitalized an additional $3.1 million of debt issuance costs associated with the 2020 Credit Agreement. Debt issuance costs are amortized over the life of the agreement as part of interest expense.
Obligations under the 2020 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2020 Credit Agreement contains various covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of September 30, 2021 and December 31, 2020.
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
Recurring Fair Value Measurements
The following tables summarize the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	Assets at Fair Value as of September 30, 2021
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$663,905	$—	$—	$663,905
Restricted cash (2)	1,115	—	—	1,115
Deferred compensation plan assets (3)	40,294	—	—	40,294
Total	$705,314	$—	$—	$705,314

	Assets at Fair Value as of December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$902,867	$—	$—	$902,867
Restricted cash (2)	695	—	—	695
Deferred compensation plan assets (3)	36,491	—	—	36,491
Total	$940,053	$—	$—	$940,053
 ________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At September 30, 2021 and December 31, 2020, we had $365.7 million and $482.2 million, respectively, in money market funds.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 10 - Income Taxes
The following table presents our income tax provision and our income tax rate for the three and nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Income tax provision	$37,303	$73,936	$104,523	$62,179
Income tax rate	27.2%	54.7%	27.1%	53.9%
The difference between the U.S. statutory tax rate of 21% and our income tax rate for both the three and nine months ended September 30, 2021 and 2020 was primarily a result of state and local income taxes and other permanent book to tax differences, including, in the case of the three and nine months ended September 30, 2020, the tax-effect of the $232.8 million of non-cash goodwill, identifiable intangible asset, and other long-lived asset impairment charges recorded during the second quarter of 2020, the majority of which were non-deductible for tax purposes.
As of September 30, 2021 and December 31, 2020, we had no unrecognized income tax benefits.
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. Our income tax returns are subject to audit by various taxing authorities and are currently under examination for the years 2015 through 2019.
NOTE 11 - Common Stock
As of September 30, 2021 and December 31, 2020, there were 53,382,560 and 54,755,900 shares of our common stock outstanding, respectively.
During the three months ended September 30, 2021 and 2020, we issued 18,528 and 24,694 shares of common stock, respectively. During the nine months ended September 30, 2021 and 2020, we issued 145,815 and 186,544 shares of common stock, respectively. These shares were issued upon either the satisfaction of required conditions under our share-based compensation plans or the purchase of common stock pursuant to our employee stock purchase plan.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.13 per share.
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.15 billion of our outstanding common stock. During the nine months ended September 30, 2021, we repurchased approximately 1.5 million shares of our common stock for approximately $183.2 million. Since the inception of the repurchase program through September 30, 2021, we have repurchased approximately 19.1 million shares of our common stock for approximately $1.09 billion. As of September 30, 2021, there remained authorization for us to repurchase approximately $62.7 million of our shares. Subsequent to September 30, 2021, the Board authorized us to repurchase up to an additional $300.0 million of our outstanding common stock. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2020 Credit Agreement placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 12 - Retirement Plans (Continued)
We also sponsor three domestic retirement plans in which participation by new individuals is frozen. Amounts related to these domestic retirement plans were immaterial for all periods presented.
Components of Net Periodic Pension Cost
The components of net periodic pension cost (income) of the UK Plan for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Interest cost	$1,333	$1,613	$4,019	$4,765
Expected return on plan assets	(3,185)	(3,030)	(9,600)	(8,949)
Amortization of unrecognized loss	911	602	2,746	1,778
Net periodic pension cost (income)	$(941)	$(815)	$(2,835)	$(2,406)
Employer Contributions
For the nine months ended September 30, 2021, our United Kingdom subsidiary contributed approximately $3.6 million to the UK Plan and anticipates contributing an additional $1.3 million during the remainder of 2021.
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
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. At September 30, 2021 and December 31, 2020, the estimated current portion of such undiscounted insurance liabilities, included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets, were $65.2 million and $48.2 million, respectively. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” at September 30, 2021 and December 31, 2020 were $241.3 million and $192.8 million, respectively. The current portion of anticipated insurance recoveries of $28.9 million and $14.4 million at September 30, 2021 and December 31, 2020, respectively, were included in “Prepaid expenses and other” and the non-current portion of anticipated insurance recoveries of $102.2 million and $54.3 million at September 30, 2021 and December 31, 2020, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets. These balances increased from December 31, 2020 as a result of revised estimates for claims on which we expect substantial coverage by insurance.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 - Commitments and Contingencies (Continued)
Restructuring expenses
No material expenses in connection with restructuring were incurred during the three and nine months ended September 30, 2021 and 2020, and no material restructuring expenses are expected to be incurred during the remainder of 2021. As of September 30, 2021, the balance of restructuring obligations yet to be paid was approximately $1.0 million. Such remaining amounts will be paid pursuant to our contractual obligations through 2022.
NOTE 14 - Additional Cash Flow Information
The following table presents additional cash flow information for the nine months ended September 30, 2021 and 2020 (in thousands):

	For the nine months ended September 30,
	2021	2020
Cash paid for:
Interest	$3,945	$6,867
Income taxes	$120,855	$98,094
Right-of-use assets obtained in exchange for new operating lease liabilities	$72,616	$35,432
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,670	$2,295
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 15 - Segment Information (Continued)
The following tables present financial information for each of our reportable segments for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the three months ended September 30,
	2021	2020
Revenues from unrelated entities:
United States electrical construction and facilities services	$527,935	$472,084
United States mechanical construction and facilities services	999,584	891,509
United States building services	632,455	556,514
United States industrial services	232,218	171,532
Total United States operations	2,392,192	2,091,639
United Kingdom building services	129,480	110,075
Total operations	$2,521,672	$2,201,714

Total revenues:
United States electrical construction and facilities services	$528,720	$474,438
United States mechanical construction and facilities services	1,003,709	896,551
United States building services	656,017	578,274
United States industrial services	232,479	175,488
Less intersegment revenues	(28,733)	(33,112)
Total United States operations	2,392,192	2,091,639
United Kingdom building services	129,480	110,075
Total operations	$2,521,672	$2,201,714

	For the nine months ended September 30,
	2021	2020
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,473,590	$1,344,275
United States mechanical construction and facilities services	2,862,195	2,516,062
United States building services	1,838,750	1,563,107
United States industrial services	702,763	776,554
Total United States operations	6,877,298	6,199,998
United Kingdom building services	386,089	315,569
Total operations	$7,263,387	$6,515,567

Total revenues:
United States electrical construction and facilities services	$1,476,410	$1,348,646
United States mechanical construction and facilities services	2,873,721	2,528,395
United States building services	1,907,264	1,620,310
United States industrial services	730,851	788,426
Less intersegment revenues	(110,948)	(85,779)
Total United States operations	6,877,298	6,199,998
United Kingdom building services	386,089	315,569
Total operations	$7,263,387	$6,515,567

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 15 - Segment Information (Continued)

	For the three months ended September 30,
	2021	2020
Operating income (loss):
United States electrical construction and facilities services	$44,055	$45,928
United States mechanical construction and facilities services	82,302	80,048
United States building services	31,589	38,449
United States industrial services	(3,012)	(8,907)
Total United States operations	154,934	155,518
United Kingdom building services	6,582	5,327
Corporate administration	(24,095)	(24,454)
Restructuring expenses	—	(536)
Total operations	137,421	135,855
Other items:
Net periodic pension (cost) income	908	751
Interest expense, net	(1,286)	(1,484)
Income before income taxes	$137,043	$135,122

	For the nine months ended September 30,
	2021	2020
Operating income (loss):
United States electrical construction and facilities services	$127,024	$117,866
United States mechanical construction and facilities services	226,511	192,156
United States building services	91,233	86,325
United States industrial services	(5,663)	9,800
Total United States operations	439,105	406,147
United Kingdom building services	23,040	16,442
Corporate administration	(74,362)	(70,022)
Restructuring expenses	—	(605)
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	—	(232,750)
Total operations	387,783	119,212
Other items:
Net periodic pension (cost) income	2,738	2,211
Interest expense, net	(3,965)	(6,082)
Income before income taxes	$386,556	$115,341

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 15 - Segment Information (Continued)

	September 30, 2021	December 31, 2020
Total assets:
United States electrical construction and facilities services	$842,143	$672,226
United States mechanical construction and facilities services	1,653,631	1,542,531
United States building services	1,149,330	1,040,160
United States industrial services	607,999	550,513
Total United States operations	4,253,103	3,805,430
United Kingdom building services	246,711	227,894
Corporate administration	796,864	1,030,516
Total operations	$5,296,678	$5,063,840

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Business Description
We are one of the largest electrical and mechanical construction and facilities services firms in the United States. In addition, we provide a number of building services and industrial services. Our services are provided to a broad range of commercial, industrial, utility, and institutional customers through approximately 90 operating subsidiaries. Our offices are located in the United States and the United Kingdom.
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
COVID-19 and Market Update
As a result of the COVID-19 pandemic, we experienced significant disruptions throughout calendar year 2020, which impacted our ability to execute on our remaining performance obligations in many of the markets in which we operate. The economic and operational impact of the pandemic, which were most acute during the second quarter of 2020, negatively affected our results of operations during such period and continue to impact portions of our business in 2021. However, our strong balance sheet and operational flexibility have allowed us to successfully manage through the ongoing impacts of the pandemic while protecting our cash flow and liquidity.
Although the majority of our businesses have largely recovered from the financial impacts of the pandemic experienced in 2020, as evidenced by our consolidated performance and the growth in our remaining performance obligations, our United States industrial services segment continues to be negatively impacted by the lingering effects of the pandemic. The prolonged impacts of lower demand and the overall lagging recovery of the oil and gas market have resulted in customers of this segment canceling or deferring regularly scheduled maintenance projects, reducing capital spending, implementing various cost cutting measures, and closing certain of their facilities. Such customer actions continue to impact the demand for our service offerings within this segment.

We continue to monitor the short- and long-term impacts of the pandemic. While our employees and customers have adapted to a new work environment and there continues to be scientific, societal, and economic progress to address the effects of COVID-19, including the widespread availability of effective vaccines in the markets we serve, there remains significant uncertainty about the future impacts of the pandemic, or any resulting market disruption or volatility, including the potential effects on our operations. We continue to be cautiously optimistic about the markets in which we operate and the customers we serve; however, should there be a slowdown in economic activity due to surges in the number of cases, or an increase in variants of the virus that are more contagious or against which current vaccines are less effective, it is possible that projects could be delayed or canceled or that we could experience access restrictions to our customers’ facilities, preventing us from performing maintenance and service projects. The extent to which our business and results of operations are impacted in future periods will also depend upon a number of other factors. These include the duration and extent of the pandemic; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to quarantine; the cost and disruption of mandatory testing that may be required of unvaccinated employees; the extent, duration, and effective execution of ongoing government stabilization and recovery efforts; the widespread adoption and long-term efficacy of vaccines and the availability and efficacy of other preventative treatments; our customers’ demand for our services; our ability to continue to safely and effectively operate in this environment; and the ability of our customers to pay us for services rendered.
On September 8, 2021, President Biden directed the Occupational Safety and Health Administration to implement an emergency temporary standard (“ETS”) requiring employers with 100 or more employees to ensure their workforce is fully vaccinated or to require unvaccinated workers to produce a negative test result on at least a weekly basis. The ETS has not yet been issued and, as of the date of this report, many details of the testing requirements are unknown, including the requirements for testing, the types of tests that will be acceptable, who will bear the costs of the tests, and whether or not employees’ time to undergo testing will be compensated. The costs related to mandatory testing, however, will likely represent a substantial expense to the Company, which could have a material adverse effect on our business, financial condition, and/or results of operations to the extent that a significant portion of our workforce does not choose to become vaccinated.
Supply chain disruptions, material shortages, or escalating commodity prices could negatively impact our business. To date, we have been able to source the supplies and materials needed to operate our business with only modest disruptions, and recent volatility in commodity prices has not had a significant impact on us. However, the impact of the COVID-19 pandemic on our vendors and the pricing and availability of materials or supplies utilized in our operations continues to evolve and may have an adverse impact on our operations in future periods. While we believe our remaining performance obligations are firm, customers may also slow down decision-making, delay planned work, or seek to terminate existing agreements. Any of these events could have a material adverse effect on our business, financial condition, and/or results of operations.
Overview
The following table presents selected financial data for the three months ended September 30, 2021 and 2020 (in thousands, except percentages and per share data):

	For the three months ended September 30,
	2021	2020
Revenues	$2,521,672	$2,201,714
Revenues increase (decrease) from prior year	14.5%	(3.8)%
Gross profit	$381,343	$363,184
Gross profit as a percentage of revenues	15.1%	16.5%
Operating income	$137,421	$135,855
Operating income as a percentage of revenues	5.4%	6.2%
Net income attributable to EMCOR Group, Inc.	$99,740	$61,186
Diluted earnings per common share	$1.85	$1.11
Revenues of $2.52 billion for the quarter ended September 30, 2021 set a new quarterly record for the Company and represent an increase of 14.5% from revenues of $2.20 billion for the quarter ended September 30, 2020. As described in further detail below, we experienced revenue growth within all of our reportable segments. In addition, during the third quarter of 2021, companies acquired in 2021 and 2020 generated incremental revenues of approximately $50.3 million.

Operating income for the quarter ended September 30, 2021 of $137.4 million represents a marginal increase compared to operating income of $135.9 million for the quarter ended September 30, 2020. Despite the growth in operating income, operating margin of 5.4% for the third quarter of 2021 decreased when compared to operating margin of 6.2% for the third quarter of 2020. Declines in gross profit margin within our United States construction segments as well as our United States building services segment were only partially offset by a reduction in the ratio of selling, general and administrative expenses to revenues across each such segment.
Net income of $99.7 million, or $1.85 per diluted share, for the quarter ended September 30, 2021 compares favorably to net income of $61.2 million, or $1.11 per diluted share, for the quarter ended September 30, 2020. While such increases were partially attributable to the growth in operating income referenced above, both net income and diluted earnings per common share for the third quarter of 2021 also benefited from: (a) a more normalized tax rate, as our income tax rate in the prior year period was negatively impacted by the non-cash impairment charges recorded in the second quarter of 2020, the majority of which were non-deductible for tax purposes, and (b) a reduced weighted average share count in the 2021 period given the impact of common stock repurchases made by us throughout 2020 and 2021.
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
During the first nine months of 2021, we acquired five companies, including: (a) a company, the results of operations of which were de minimis, that provides mechanical services within the Southern region of the United States and has been included in our United States mechanical construction and facilities services segment, (b) two companies that provide electrical construction services for a broad array of customers in the Midwestern region of the United States, the results of operations of which have been included in our United States electrical construction and facilities services segment, and (c) two companies included within our United States building services segment, consisting of: (i) a company that provides mobile mechanical services across North Texas and (ii) a company, the results of operations of which were de minimis, that provides building automation and controls solutions in the Southern region of the United States.
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
Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended September 30,
	2021	% of Total	2020	% of Total
Revenues:
United States electrical construction and facilities services	$527,935	21%	$472,084	21%
United States mechanical construction and facilities services	999,584	40%	891,509	41%
United States building services	632,455	25%	556,514	25%
United States industrial services	232,218	9%	171,532	8%
Total United States operations	2,392,192	95%	2,091,639	95%
United Kingdom building services	129,480	5%	110,075	5%
Total operations	$2,521,672	100%	$2,201,714	100%

	For the nine months ended September 30,
	2021	% of Total	2020	% of Total
Revenues:
United States electrical construction and facilities services	$1,473,590	20%	$1,344,275	21%
United States mechanical construction and facilities services	2,862,195	40%	2,516,062	38%
United States building services	1,838,750	25%	1,563,107	24%
United States industrial services	702,763	10%	776,554	12%
Total United States operations	6,877,298	95%	6,199,998	95%
United Kingdom building services	386,089	5%	315,569	5%
Total operations	$7,263,387	100%	$6,515,567	100%
As described below in more detail, our revenues for the third quarter of 2021 increased to $2.52 billion compared to $2.20 billion for the third quarter of 2020, and our revenues for the nine months ended September 30, 2021 increased to $7.26 billion compared to $6.52 billion for the nine months ended September 30, 2020. The increase in revenues for both periods was attributable to revenue growth within all of our reportable segments except, in the case of the nine months ended September 30, 2021, our United States industrial services segment. Companies acquired in 2021 and 2020 generated incremental revenues of approximately $50.3 million and $133.2 million for the three and nine months ended September 30, 2021, respectively.
Revenues of our United States electrical construction and facilities services segment were $527.9 million and $1,473.6 million for the three and nine months ended September 30, 2021, respectively, compared to revenues of $472.1 million and $1,344.3 million for the three and nine months ended September 30, 2020, respectively. Excluding the impact of acquisitions, the increase in revenues of this segment, for both periods, was primarily attributable to: (a) a resumption of project activity within certain major metropolitan areas, where work was previously postponed due to access restrictions caused by the various containment and mitigation measures mandated in the prior year by certain of our customers and/or governmental authorities in response to the COVID-19 pandemic, leading to: (i) an increase in commercial market sector revenues and (ii) greater short-duration project volumes in the current year, (b) revenue growth within the healthcare market sector, due to greater construction project activity in the Northeastern region of the United States, and (c) an increase in public works projects in the Western region of the United States, resulting in greater revenue contribution from the institutional market sector. In addition, for the nine months ended September 30, 2021, this segment’s revenues were positively impacted by an increase in telecommunication construction project activity within the commercial market sector. The results of this segment for the three and nine months ended September 30, 2021 included $29.5 million and $44.5 million, respectively, of incremental revenues generated by companies acquired in 2021. The revenue increases referenced above were partially offset by a reduction in revenues within the transportation and manufacturing market sectors due to the completion or substantial completion of certain projects in the Northeastern and Western regions of the United States.
Our United States mechanical construction and facilities services segment revenues for the three months ended September 30, 2021 were $999.6 million, a $108.1 million increase compared to revenues of $891.5 million for the three months ended September 30, 2020. Revenues of this segment for the nine months ended September 30, 2021 were $2,862.2 million, a $346.1 million increase compared to revenues of $2,516.1 million for the nine months ended September 30, 2020. The increase in this segment’s revenues for both 2021 periods was attributable to revenue growth within the majority of the market sectors in which we operate, including: (a) the commercial market sector, driven by: (i) the continued build-out of our customers’ e-commerce supply chains, which has resulted in increased demand for our fire protection services within their warehousing and distribution facilities, and (ii) continued growth in digital processing, cloud computing, and data storage, which has resulted in an increase in telecommunication construction project opportunities, (b) the healthcare market sector, due to increased mechanical system retrofits and installations as our healthcare customers seek to upgrade their existing facilities or build new facilities, and (c) the manufacturing market sector, inclusive of certain large food processing projects, which began to accelerate during the third quarter of 2021. These increases were partially offset by the completion or substantial completion of certain projects within the institutional market sector, which resulted in a reduction of revenues during both the three and nine months ended September 30, 2021.

Revenues of our United States building services segment were $632.5 million and $1,838.8 million for the three and nine months ended September 30, 2021, respectively, compared to revenues of $556.5 million and $1,563.1 million for the three and nine months ended September 30, 2020, respectively. Excluding acquisition revenues within this segment’s mobile mechanical services division of $20.8 million and $88.6 million for the three and nine months ended September 30, 2021, respectively, this segment’s revenue growth for both 2021 periods was primarily attributable to: (a) greater project, service repair and maintenance, and building automation and controls activities within our mobile mechanical services operations as well as an increase in project volume within our commercial site-based services operations, in both cases, partially as a result of a resumption in demand for certain of our service offerings when compared to the prior year, which was negatively impacted by the COVID-19 pandemic given the temporary closure of certain customer facilities, (b) a net increase in facilities maintenance contract revenues, partially as a result of new contract awards, and (c) increased customer demand for certain services aimed at improving the indoor air quality within their facilities. In addition, revenues for the nine months ended September 30, 2021 benefited from an increase in snow removal activity year-over-year within our commercial site-based services division.
Revenues of our United States industrial services segment for the three months ended September 30, 2021 were $232.2 million, a $60.7 million increase compared to revenues of $171.5 million for the three months ended September 30, 2020. While, in comparison to the prior year, we experienced improved demand for the service offerings of both our field services and shop services divisions during the third quarter of 2021, revenues of this segment for the nine months ended September 30, 2021 were $702.8 million, a reduction of $73.8 million versus the comparable 2020 period. This segment’s results for the 2021 year-to-date period have been negatively impacted by the market conditions within the oil and gas and related industrial markets, including sustained lower demand for oil and other refined products, which, although recovering, has not returned to pre-pandemic levels. These market conditions have resulted in: (a) a decrease in maintenance and capital project activities within our field services operations and (b) a reduction in new build heat exchanger sales and related services within our shop services operations.
Our United Kingdom building services segment revenues were $129.5 million and $386.1 million for the three and nine months ended September 30, 2021, respectively, compared to revenues of $110.1 million and $315.6 million for the three and nine months ended September 30, 2020, respectively. The increase in this segment’s revenues for both the three and nine month periods was primarily a result of growth in project activities with existing customers, primarily within the commercial market sector, partially as a result of a resumption in demand as customers began to release projects which were previously deferred due to the uncertainty created by the COVID-19 pandemic. In addition, this segment’s revenues for the three and nine months ended September 30, 2021 were positively impacted by $8.0 million and $32.0 million, respectively, related to the effect of favorable exchange rates for the British pound versus the United States dollar.
Cost of sales and gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales), and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Cost of sales	$2,140,329	$1,838,530	$6,164,692	$5,504,036
Gross profit	$381,343	$363,184	$1,098,695	$1,011,531
Gross profit margin	15.1%	16.5%	15.1%	15.5%
Our gross profit for the three months ended September 30, 2021 was $381.3 million, or 15.1% of revenues, compared to gross profit of $363.2 million, or 16.5% of revenues, for the three months ended September 30, 2020. Gross profit for the nine months ended September 30, 2021 was $1,098.7 million, or 15.1% of revenues, compared to gross profit of $1,011.5 million, or 15.5% of revenues, for the nine months ended September 30, 2020. The increase in gross profit for both periods was a result of increased revenue volume, which resulted in an increase in gross profit from all of our reportable segments except, in the case of the nine months ended September 30, 2021, our United States industrial services segment, which experienced a decrease in gross profit when compared to the prior year given the negative macroeconomic conditions previously referenced.
The decrease in gross profit margin for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, was primarily attributable to a reduction in gross profit margin within each of our United States construction segments as well as our United States building services segment. The decrease in gross profit margin for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, was predominantly attributable to a reduction in gross profit margin within our United States building services segment. Refer to the operating income section below for further discussion regarding the operating performance of each of our reportable segments.

Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Selling, general and administrative expenses	$243,922	$226,793	$710,912	$658,964
SG&A margin	9.7%	10.3%	9.8%	10.1%
Our selling, general and administrative expenses for the three months ended September 30, 2021 were $243.9 million compared to selling, general and administrative expenses of $226.8 million for the three months ended September 30, 2020. Selling, general and administrative expenses for the nine months ended September 30, 2021 were $710.9 million compared to selling, general and administrative expenses of $659.0 million for the nine months ended September 30, 2020. For the three and nine months ended September 30, 2021, selling, general and administrative expenses included $5.3 million and $12.1 million, respectively, of incremental expenses directly related to companies acquired in 2021 and 2020, including amortization expense attributable to identifiable intangible assets of $1.2 million and $3.1 million, respectively. Excluding incremental expenses from businesses acquired, our selling, general and administrative expenses increased by $11.9 million and $39.9 million for the three and nine months ended September 30, 2021, respectively. The organic increase in selling, general and administrative expenses for both the three and nine month periods was primarily attributable to an increase in: (a) employee benefit costs, driven by greater medical claim activity, and (b) salaries, as a result of: (i) an increase in headcount to support our organic revenue growth in the current year, and (ii) the favorable impact in the prior year periods of certain short-term cost cutting measures enacted in response to the COVID-19 pandemic, including temporary furloughs and salary reductions. In addition, the increase in selling, general and administrative expenses for the nine months ended September 30, 2021 was partially a result of greater incentive compensation expense, due to higher projected annual operating results than those which were anticipated during the same prior year period.
Selling, general and administrative expenses as a percentage of revenues were 9.7% and 10.3% for the three months ended September 30, 2021 and 2020, respectively, and 9.8% and 10.1% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in SG&A margin for both the three and nine month periods was a result of an increase in revenues without a commensurate increase in overhead costs, as we were able to leverage our existing overhead cost structure.
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
Despite the weaker results of our United States industrial services segment for the year-to-date 2021 period, when compared to the prior year, we did not identify any indicators of impairment in the current year, as the operating performance and near term expectations of this segment are materially consistent with the forecasts utilized in our most recent impairment test. However, a further deterioration in our operating performance, significant adverse changes to external market conditions or the assumptions utilized in our impairment tests, such as the weighted average cost of capital and our internal forecasts, if any, could result in the identification of future impairment indicators and potentially future goodwill impairment charges. It is not possible at this time to determine if any future impairment charge will result or, if it does, whether such charge would be material to our results of operations.

Operating income (loss)
The following tables present our operating income (loss) and operating margin (operating income (loss) as a percentage of segment revenues) (in thousands, except for percentages):

	For the three months ended September 30,
	2021	% of Segment Revenues	2020	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$44,055	8.3%	$45,928	9.7%
United States mechanical construction and facilities services	82,302	8.2%	80,048	9.0%
United States building services	31,589	5.0%	38,449	6.9%
United States industrial services	(3,012)	(1.3)%	(8,907)	(5.2)%
Total United States operations	154,934	6.5%	155,518	7.4%
United Kingdom building services	6,582	5.1%	5,327	4.8%
Corporate administration	(24,095)	—	(24,454)	—
Restructuring expenses	—	—	(536)	—
Total operations	137,421	5.4%	135,855	6.2%
Other items:
Net periodic pension (cost) income	908		751
Interest expense, net	(1,286)		(1,484)
Income before income taxes	$137,043		$135,122

	For the nine months ended September 30,
	2021	% of Segment Revenues	2020	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$127,024	8.6%	$117,866	8.8%
United States mechanical construction and facilities services	226,511	7.9%	192,156	7.6%
United States building services	91,233	5.0%	86,325	5.5%
United States industrial services	(5,663)	(0.8)%	9,800	1.3%
Total United States operations	439,105	6.4%	406,147	6.6%
United Kingdom building services	23,040	6.0%	16,442	5.2%
Corporate administration	(74,362)	—	(70,022)	—
Restructuring expenses	—	—	(605)	—
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	—	—	(232,750)	—
Total operations	387,783	5.3%	119,212	1.8%
Other items:
Net periodic pension (cost) income	2,738		2,211
Interest expense, net	(3,965)		(6,082)
Income before income taxes	$386,556		$115,341
Operating income for the three months ended September 30, 2021 of $137.4 million represents a marginal increase compared to operating income of $135.9 million for the three months ended September 30, 2020. Despite the growth in operating income, operating margin of 5.4% for the three months ended September 30, 2021 decreased when compared to operating margin of 6.2% for the three months ended September 30, 2020. As described below in more detail, the declines in gross profit margin within our United States construction segments as well as our United States building services segment were only partially offset by a reduction in the ratio of selling, general and administrative expenses to revenues across such segments.

Operating income for the nine months ended September 30, 2021 was $387.8 million, or 5.3% of revenues, and compares favorably to operating income of $119.2 million, or 1.8% of revenues, for the nine months ended September 30, 2020. Our operating results for the 2020 year-to-date period included $232.8 million of non-cash goodwill, identifiable intangible asset, and other long-lived asset impairment charges recorded during the second quarter of 2020. Excluding the impact of such impairment charges on our 2020 results, operating income increased by $35.8 million for the nine months ended September 30, 2021, largely as a result of greater organic operating income contribution from our United States mechanical construction and facilities services segment. Companies acquired in 2021 and 2020 generated incremental operating income of $3.5 million, inclusive of $8.6 million of amortization expense associated with identifiable intangible assets, for the nine months ended September 30, 2021.
Operating income of our United States electrical construction and facilities services segment for the three months ended September 30, 2021 was $44.1 million, a slight reduction compared to operating income of $45.9 million for the three months ended September 30, 2020. Operating income of this segment for the nine months ended September 30, 2021 was $127.0 million, compared to operating income of $117.9 million for the nine months ended September 30, 2020. The increase in operating income for nine months ended September 30, 2021 was predominantly a result of increased gross profit from construction projects within the institutional, commercial, and healthcare market sectors, largely as a result of the revenue growth within these market sectors, as referenced above. These increases were partially offset by a decline in gross profit from the transportation and manufacturing market sectors due to the completion or close-out of certain projects in the prior year. Companies acquired in 2021 contributed incremental operating income of $0.9 million and $2.1 million, inclusive of $1.8 million and $2.8 million of amortization expense associated with identifiable intangible assets, for the three and nine months ended September 30, 2021, respectively. Operating margin of this segment was 8.3% and 9.7% for the three months ended September 30, 2021 and 2020, respectively, and 8.6% and 8.8% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in operating margin for both 2021 periods was a result of a decline in this segment’s gross profit margin during the third quarter of 2021, predominantly within the commercial and transportation market sectors, partially due to a change in the composition of project work performed period-over-period. In addition, gross profit margin for the prior year periods benefited from the settlement of the final contract value on certain projects within the transportation and institutional market sectors, which favorably impacted this segment’s gross profit margin by 0.7% and 0.4% for the three and nine months ended September 30, 2020, respectively. Such decreases in gross profit margin were partially offset by a reduction in the ratio of selling, general and administrative expenses to revenues during the 2021 three and nine month periods.
Our United States mechanical construction and facilities services segment’s operating income for the three months ended September 30, 2021 was $82.3 million, a slight increase compared to operating income of $80.0 million for the three months ended September 30, 2020. Operating margin of this segment was 8.2% and 9.0% for the three months ended September 30, 2021 and 2020, respectively. The 80 basis point reduction in this segment’s operating margin period-over-period was primarily a result of a decrease in gross profit margin within the manufacturing market sector as: (a) the results for the prior year period benefited from the favorable close-out of several projects and (b) the results for the current quarter include increased revenues from certain large food processing projects, for which we are acting as the construction manager and therefore carry lower than average gross profit margins. The quarterly decrease in gross profit margin was partially offset by a reduction in the ratio of selling, general and administrative expenses to revenues given an increase in segment revenues without a commensurate increase in overhead costs. Operating income of this segment for the nine months ended September 30, 2021 was $226.5 million, compared to operating income of $192.2 million for the nine months ended September 30, 2020. The $34.4 million increase in operating income for the nine month period was a result of an increase in gross profit from construction projects within the majority of the market sectors in which we operate, driven by increased revenue volume year- over-year. Despite the reduction in operating margin during the third quarter of 2021, the operating margin of this segment for the nine month period ended September 30, 2021 of 7.9%, represents an improvement from the 7.6% operating margin for the nine months ended September 30, 2020. A slight reduction in this segment’s gross profit margin for the year-to-date period was more than offset by a decrease in the ratio of selling, general and administrative expenses to revenues, as referenced above.
Operating income of our United States building services segment for the three months ended September 30, 2021 was $31.6 million, or 5.0% of revenues, compared to operating income of $38.4 million, or 6.9% of revenues, for the three months ended September 30, 2020. Despite an increase in quarterly revenues, gross profit remained consistent with the prior year period, as a result of lower gross profit margins across this segment’s portfolio of work, most notably within its mobile mechanical services division. Flat gross profit, combined with an increase in selling, general and administrative expenses to support the revenue growth within this segment, resulted in a decrease in operating income quarter over quarter. The decrease in operating margin for the quarterly period was a direct result of the reduced gross profit margin just referenced. Operating income of this segment for the nine months ended September 30, 2021 was $91.2 million, or 5.0% of revenues, compared to operating income of $86.3 million, or 5.5% of revenues, for the nine months ended September 30, 2020. The increase in this segment’s operating income for the year-to-date 2021 period was primarily due to the resumption in demand for certain of our service offerings when compared to the prior year period, which led to increased gross profit from: (a) project, service repair and maintenance, and building automation and controls activities within our mobile mechanical services operations, and (b)

project volumes within our commercial site-based services operations. In addition, gross profit for the nine months ended September 30, 2021 benefited from greater snow removal activity for our customers with whom we are contracted on a per snow event basis. Companies acquired in 2021 and 2020, which are included within this segment’s mobile mechanical services division, generated incremental operating income of approximately $1.6 million, inclusive of $5.6 million of amortization expense associated with identifiable intangible assets, during the nine months ended September 30, 2021. The decrease in operating margin for the nine month period was primarily attributable to a decrease in gross profit margin given a less favorable mix of work within this segment’s mobile mechanical services and government services divisions, including, with respect to the mobile mechanical services division, a greater number of fixed price capital projects, which traditionally have lower gross profit margins. The decreases in gross profit margin for both the three and nine month periods were partially offset by a reduction in the ratio of selling, general and administrative expenses to revenues as this segment was able to effectively leverage its overhead cost structure during this period of revenue growth.
Our United States industrial services segment reported an operating loss of $3.0 million, or (1.3)% of revenues, for the three months ended September 30, 2021, compared to an operating loss of $8.9 million, or (5.2)% of revenues, for the three months ended September 30, 2020. This segment reported an operating loss of $5.7 million, or (0.8)% of revenues, for the nine months ended September 30, 2021, compared to operating income of $9.8 million, or 1.3% of revenues, for the nine months ended September 30, 2020. Despite the improved quarterly operating performance compared to the prior year, this segment’s results continue to be negatively impacted by the effects of adverse macroeconomic conditions within the oil and gas industry, as demonstrated by the unfavorable comparison for the year-to-date period. Given such conditions, which began to significantly impact our business starting with the second quarter of 2020, this segment’s operating results for the nine months ended September 30, 2021 reflect a reduction in gross profit and gross profit margin from both our field services and shop services operations when compared to the nine months ended September 30, 2020. In addition, the results of this segment for the nine months ended September 30, 2021 include a $4.1 million increase in the provision for credit losses in connection with a specific customer bankruptcy, which negatively impacted the segment’s operating margin for the nine months ended September 30, 2021 by 60 basis points.
Our United Kingdom building services segment’s operating income for the three months ended September 30, 2021 was $6.6 million, or 5.1% of revenues, compared to operating income of $5.3 million, or 4.8% of revenues, for the three months ended September 30, 2020. Operating income for the nine months ended September 30, 2021 was $23.0 million, or 6.0% of revenues, compared to operating income of $16.4 million, or 5.2% of revenues, for the nine months ended September 30, 2020. The increase in this segment’s operating income and operating margin for the three and nine months ended September 30, 2021 was primarily a result of an increase in gross profit and gross profit margin from projects within the commercial market sector, partially offset by an increase in selling, general and administrative expenses to support the segment’s revenue growth. In addition, this segment’s operating income and operating margin for the nine months ended September 30, 2021 benefited from successful contract close-outs during the first quarter of the year. This segment’s operating income for the three and nine months ended September 30, 2021 was positively impacted by $0.4 million and $2.0 million, respectively, related to the effect of favorable exchange rates for the British pound versus the United States dollar.
Our corporate administration operating loss for the three and nine months ended September 30, 2021 was $24.1 million and $74.4 million, respectively, compared to $24.5 million and $70.0 million for the three and nine months ended September 30, 2020, respectively. The increase in corporate administration expenses for the nine months ended September 30, 2021 was primarily due to: (a) an increase in computer hardware and software costs, including depreciation, as a result of various information technology and cyber security initiatives currently in process, and (b) an increase in incentive compensation expense due to higher projected annual operating results than those which were anticipated during the same prior year period. These increases were partially offset by a decrease in salary expense given the realignment of certain of our back office functions in 2020.
Other items
Net interest expense for the three months ended September 30, 2021 and 2020 was $1.3 million and $1.5 million, respectively. Net interest expense for the nine months ended September 30, 2021 and 2020 was $4.0 million and $6.1 million, respectively. The decrease in net interest expense for the 2021 periods resulted from both lower interest rates and reduced average outstanding borrowings.
For the three and nine months ended September 30, 2021, our income tax provision was $37.3 million and $104.5 million, respectively, compared to an income tax provision of $73.9 million and $62.2 million for the three and nine months ended September 30, 2020, respectively. Our income tax rate for the three and nine months ended September 30, 2021 was 27.2% and 27.1%, respectively, compared to an income tax rate for the three and nine months ended September 30, 2020 of 54.7% and 53.9%, respectively. Our income tax rate, and resulting income tax provision, for the three and nine months ended September 30, 2020 were impacted by the tax effect of the $232.8 million of non-cash goodwill, identifiable intangible asset, and other long-lived asset impairment charges recorded during the second quarter of 2020, the majority of which was non-deductible for tax purposes.

Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	September 30, 2021	% of Total	December 31, 2020	% of Total	September 30, 2020	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,244,053	23%	$1,055,089	23%	$1,042,797	23%
United States mechanical construction and facilities services	3,037,573	56%	2,673,293	58%	2,633,017	58%
United States building services	810,619	15%	618,353	13%	630,559	14%
United States industrial services	143,299	3%	117,212	3%	90,212	2%
Total United States operations	5,235,544	97%	4,463,947	97%	4,396,585	97%
United Kingdom building services	143,202	3%	130,673	3%	133,566	3%
Total operations	$5,378,746	100%	$4,594,620	100%	$4,530,151	100%
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
Our remaining performance obligations at September 30, 2021 were $5.38 billion compared to $4.59 billion at December 31, 2020 and $4.53 billion at September 30, 2020. The increase in remaining performance obligations at September 30, 2021 was attributable to an increase in remaining performance obligations within all of our reportable segments. Most notably, we experienced an increase in remaining performance obligations within our United States construction segments, driven by the award of certain telecommunications, food processing, and water and wastewater construction projects, as well as our United States building services segment given increased project opportunities within its mobile mechanical services division and the award of several facilities maintenance contracts within its commercial site-based services division.

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
Our long-term liquidity requirements can be expected to be met initially through cash generated from operating activities and, if necessary, the borrowing capacity available under our revolving credit facility. Based upon our current credit rating and financial position, we can also reasonably expect to be able to secure long-term debt financing if required to achieve our strategic objectives. Over the long term, our primary revenue risk factor continues to be the level of demand for non-residential construction as well as building and industrial services, all of which are influenced by macroeconomic trends including interest rates, inflation, and governmental economic policy. In addition, our ability to perform work is critical to meeting our long-term liquidity requirements.
We believe that we have sufficient financial resources available to meet our short-term and foreseeable long-term liquidity requirements.
Cash Flows
The following table presents our net cash provided by (used in) operating activities, investing activities, and financing activities (in thousands):

	For the nine months ended September 30,
	2021	2020
Net cash provided by operating activities	$113,941	$546,834
Net cash used in investing activities	$(137,486)	$(77,219)
Net cash used in financing activities	$(213,127)	$(147,594)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(238,542)	$320,717
During the nine months ended September 30, 2021, our cash balance, including cash equivalents and restricted cash, decreased by approximately $238.5 million from $903.6 million at December 31, 2020 to $665.0 million at September 30, 2021.
Operating Activities – Operating cash flows generally represent our net income as adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2021 was approximately $113.9 million compared to approximately $546.8 million of net cash provided by operating activities for the nine months ended September 30, 2020. The $432.9 million decrease in operating cash flows was primarily attributable to strong organic revenue growth in the current year, which resulted in an increase in working capital balances, most notably accounts receivable and contract assets. In addition, operating cash flow for the nine months ended September 30, 2020 benefited from the deferral of approximately $67.3 million of payroll tax payments given the enactment of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which allowed employers to defer payment of the employer’s portion of Social Security taxes throughout the majority of calendar year 2020.
Investing Activities – Investing cash flows consist primarily of payments for the acquisition of businesses, capital expenditures, and proceeds from the sale or disposal of property, plant, and equipment. Net cash used in investing activities for the nine months ended September 30, 2021 increased by approximately $60.3 million compared to the nine months ended September 30, 2020 due to an increase in payments for business acquisitions, partially offset by lower capital expenditures.

Financing Activities – Financing cash flows consist primarily of the issuance and repayment of short-term and long-term debt, repurchases of common stock, payment of dividends to stockholders, and the issuance of common stock through certain employee equity plans. Net cash used in financing activities for the nine months ended September 30, 2021 was $213.1 million compared to net cash used in financing activities for the nine months ended September 30, 2020 of $147.6 million. The $65.5 million increase in cash used in financing activities was primarily due to an $84.2 million increase in funds used for the repurchase of our common stock, partially offset by a reduction in repayments of our outstanding debt given a voluntary prepayment of $22.5 million in the prior year period.
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
At the Company’s election, borrowings under the 2020 Credit Agreement bear interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.08% at September 30, 2021) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of: (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2021), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at September 30, 2021 was 1.08%. A commitment fee is payable on the average daily unused amount of the 2020 Revolving Credit Facility, which ranges from 0.10% to 0.25%, based on certain financial tests. The fee was 0.10% of the unused amount as of September 30, 2021. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests.
As of September 30, 2021 and December 31, 2020, the balance of the 2020 Term Loan was $270.6 million. As of September 30, 2021 and December 31, 2020, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, we had $71.3 million of letters of credit outstanding, which reduce the available capacity under such facility. We capitalized an additional $3.1 million of debt issuance costs associated with the 2020 Credit Agreement. Debt issuance costs are amortized over the life of the agreement as part of interest expense.
Obligations under the 2020 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2020 Credit Agreement contains various covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of September 30, 2021 and December 31, 2020.
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
Share Repurchase Program and Dividends
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.15 billion of our outstanding common stock. During the nine months ended September 30, 2021, we repurchased approximately 1.5 million shares of our common stock for approximately $183.2 million. Since the inception of the repurchase program through September 30, 2021, we have repurchased approximately 19.1 million shares of our common stock for approximately $1.09 billion. As of September 30, 2021, there remained authorization for us to repurchase approximately $62.7 million of our shares. Subsequent to September 30, 2021, the Board authorized us to repurchase up to an additional $300.0 million of our outstanding common stock. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2020 Credit Agreement placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.

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
Off-Balance Sheet Arrangements and Other Commitments
The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”), and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. Surety Bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. Public sector contracts require Surety Bonds more frequently than private sector contracts and, accordingly, our bonding requirements typically increase as the amount of our public sector work increases. As of September 30, 2021, based on the percentage-of-completion of our projects covered by Surety Bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.4 billion, which represents approximately 27% of our total remaining performance obligations. In addition, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees, or as collateral for certain insurance obligations. As of September 30, 2021, we satisfied approximately $37.5 million of the collateral requirements of our insurance programs by utilizing Surety Bonds. We are not aware of any losses in connection with Surety Bonds that have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.
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
Deferred Payroll Taxes
As allowed under the CARES Act, we deferred payment of approximately $102.5 million of employer payroll taxes during the year ended December 31, 2020. These temporary deferrals are to be paid in two equal installments with the first due on or before January 3, 2022 and the second due on or before January 3, 2023.
Legal Proceedings
We are involved in several legal proceedings in which damages and claims have been asserted against us. While litigation is subject to many uncertainties and the outcome of litigation is not predictable with assurance, we do not believe that any such matters will have a material adverse effect on our financial position, results of operations, or liquidity.
Certain Insurance Matters
As of September 30, 2021 and December 31, 2020, we utilized approximately $71.2 million of letters of credit obtained under our 2020 Revolving Credit Facility as collateral for insurance obligations. As of September 30, 2021 and December 31, 2020, we satisfied an additional $37.5 million of these collateral requirements by utilizing Surety Bonds.

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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. For the three and nine months ended September 30, 2021 and 2020, there were no changes in total estimated costs that had a significant impact on our operating results. In addition, there were no significant losses recognized during the three and nine months ended September 30, 2021 and 2020.
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
At September 30, 2021 and December 31, 2020, our accounts receivable of $2,181.7 million and $1,922.1 million, respectively, were recorded net of allowances for credit losses of $22.6 million and $18.0 million, respectively. The increase in our allowance for credit losses was predominantly attributable to our evaluation of a specific outstanding receivable within our United States industrial services segment during the second quarter of 2021. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our allowances for credit losses. The provision for credit losses amounted to approximately $5.8 million and $3.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on the Consolidated Balance Sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences, and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims increased by $3.0 million at September 30, 2021 compared to December 31, 2020, partially as a result of greater potential exposures, including the impact of acquired companies. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims were to increase by 10%, it would have resulted in $17.5 million of additional expense for the nine months ended September 30, 2021.
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
At September 30, 2021 and December 31, 2020, we had net deferred income tax liabilities of $29.6 million and $29.4 million, respectively, primarily resulting from differences between the carrying value and income tax bases of certain identifiable intangible assets, goodwill, and depreciable fixed assets. Included within these net deferred income tax liabilities are $228.0 million and $217.1 million of deferred income tax assets as of September 30, 2021 and December 31, 2020, respectively. The total valuation allowance on deferred income tax assets, primarily related to state net operating loss carryforwards, was approximately $3.9 million as of both September 30, 2021 and December 31, 2020. Based on our taxable income, which has generally exceeded the amount of our net deferred income tax asset balance, as well as current projections of future taxable income, we have determined that it is more likely than not that our net deferred income tax assets will be realized. However, revisions to our forecasts or declining macroeconomic conditions could result in changes to our assessment of the realization of these deferred income tax assets.
Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets
Goodwill
As of September 30, 2021 and December 31, 2020, we had goodwill of $888.3 million and $851.8 million, respectively, arising out of the acquisition of businesses. Goodwill is not amortized but instead allocated to its respective reporting unit and evaluated for impairment annually, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. We have determined that our reporting units are consistent with the reportable segments identified in Note 15 - Segment Information of the notes to consolidated financial statements. As of September 30, 2021, approximately 17.9% of our goodwill related to our United States electrical construction and facilities services segment, approximately 34.1% related to our United States mechanical construction and facilities services segment, approximately 35.2% related to our United States building services segment, and approximately 12.8% related to our United States industrial services segment.
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

We did not identify any impairment indicators during the three and nine months ended September 30, 2021 that would necessitate an interim impairment assessment of our goodwill and no impairment of our goodwill was recognized during such periods. However, our operations were significantly impacted by the COVID-19 pandemic starting with the second quarter of 2020. During the same period, the demand for oil and other refined products significantly deteriorated as a result of the pandemic and the corresponding preventative measures taken around the world to mitigate the spread of the virus, including various local, state, and national jurisdictional “shelter-in-place” orders. Further, other macroeconomic events during such period, including geopolitical tensions between the Organization of Petroleum Exporting Countries (OPEC) and Russia, resulted in a significant drop in the price of crude oil. These negative factors created significant volatility and uncertainty in the markets in which our United States industrial services segment operates, resulting in a significant decrease in the demand for our service offerings. Consequently, in the second quarter of 2020, we revised our near-term revenue and operating margin expectations for such segment and concluded that a triggering event had occurred which indicated that it was more likely than not that its fair value was less than its carrying amount.
Based on the outcome of our second quarter 2020 interim goodwill impairment test, we concluded that the carrying amount of our United States industrial services segment exceeded its fair value by $225.5 million, resulting in the recognition of a non-cash goodwill impairment charge in that amount, which was included within our results of operations for the nine months ended September 30, 2020. We did not identify impairment indicators related to any other reporting unit that would have required an interim impairment assessment. Additionally, as described below, we subsequently (as of October 1, 2020) performed our annual impairment assessment of all reporting units and determined there was no incremental impairment of goodwill.
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

Identifiable Intangible Assets and Other Long-Lived Assets
As of September 30, 2021 and December 31, 2020, net identifiable intangible assets (primarily consisting of our contract backlog, developed technology/vendor network, customer relationships, and subsidiary trade names) arising out of the acquisition of businesses were $602.2 million and $582.9 million, respectively. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short- and long-term projections of future performance. These forecasts reflect assumptions regarding anticipated macroeconomic conditions as well as our ability to successfully integrate acquired businesses.
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
Given the negative market conditions disclosed above, we evaluated certain of our identifiable intangible assets and other long-lived assets for impairment during the second quarter of 2020. Such assets included those associated with the businesses in our United States industrial services segment. As a result of these assessments, during the quarter ended June 30, 2020, we recorded non-cash impairment charges of $7.3 million. We subsequently (as of October 1, 2020) performed our annual impairment assessment of all subsidiary trade names that are not subject to amortization and determined there was no incremental impairment of these assets. Additionally, we have not identified any impairment indicators during the three and nine months ended September 30, 2021 that would necessitate an interim impairment assessment of either our identifiable intangible assets or other long-lived assets, and no impairment of these assets was recognized during such 2021 periods.
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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the nine months ended September 30, 2021, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2020 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2020 Credit Agreement bear interest at variable rates. As of September 30, 2021, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, the balance of the 2020 Term Loan was $270.6 million. At the Company’s election, this instrument bears interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.08% at September 30, 2021) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of: (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at September 30, 2021), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. The interest rate in effect at September 30, 2021 was 1.08%. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests. Based on the $270.6 million of borrowings outstanding under the 2020 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $2.0 million in the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $2.0 million in the next twelve months. The 2020 Credit Agreement expires on March 2, 2025.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.   RISK FACTORS.
There were no material changes during the three months ended September 30, 2021 to the risk factors identified in the Company's annual report for 2020 on Form 10-K, except as noted below.
Public health emergencies, epidemics, or pandemics, including the novel coronavirus, impact our business. The impact of the global spread of COVID-19, and the responses of governments, businesses, and individuals to combat it, have caused significant volatility, uncertainty, and economic disruption, which has and will continue to adversely impact our operations and those of our customers and clients. In March 2020, the World Health Organization characterized COVID-19 as a global pandemic, and the President declared a national emergency concerning the COVID-19 outbreak. Government authorities in the United States and United Kingdom have at various times recommended or imposed certain social distancing, quarantine, and isolation measures to varying degrees, with many such measures impacting large portions of the population. These measures have included limitations on travel and mandatory cessation of certain business activities, some of which have been relaxed or adjusted and others of which remain in effect. Both the outbreak and the containment and mitigation measures resulted in serious adverse impacts on the economy, some of which are ongoing, and both the severity and duration of those impacts and the extent and pace of economic recovery are uncertain. The extent to which government stabilization efforts to date have and will continue to have a mitigating effect on these economic consequences is difficult to predict and the scope, scale, and effectiveness of any additional stimulus measures remains unknown.
Although we have established a pandemic response plan and related procedures, our workforce and ongoing operations have been, are, and may continue to be impacted by the COVID-19 pandemic. For example, we have experienced disruptions that have impacted our ability to perform our work. Such impacts include, but are not limited to, access restrictions and temporary job site shutdowns, reduced labor efficiency resulting from adherence to physical distancing and other enhanced safety protocols mandated at the majority of our worksite locations, and the deferral of maintenance and service projects by our customers. The extent to which the COVID-19 pandemic will continue to impact our business and results of operations remains highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic; the duration and extent of containment and mitigation measures that continue to be imposed or recommended; the extent, duration, and effective execution of ongoing government stabilization and recovery efforts; the widespread adoption and long-term efficacy of vaccines and the availability and efficacy of other preventative treatments; the cost and disruption of mandatory testing that may be required of unvaccinated employees; the continued impact of the pandemic on economic activity, including on planning and funding for construction projects and our customers’ demand for our services; supply chain disruptions or commodity price volatility that could impact our and our vendors’ ability to source the supplies and materials needed to operate our business; our ability to effectively operate, including as a result of travel restrictions and mandatory business and facility closures; the ability of our customers to pay us for services rendered; any further closures of our and our customers’ offices and facilities; and any additional project delays or shutdowns. Customers may also slow down decision-making, delay planned work, or seek to terminate existing agreements. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and/or stock price.
On September 8, 2021, President Biden directed the Occupational Safety and Health Administration to implement an emergency temporary standard (“ETS”) requiring employers with 100 or more employees to ensure their workforce is fully vaccinated or to require unvaccinated workers to produce a negative test result on at least a weekly basis. The ETS has not yet been issued and, as of the date of this report, many details of the testing requirements are unknown, including the requirements for testing, the types of tests that will be acceptable, and who will bear the costs of testing, including the costs of the tests and whether or not employees’ time to undergo testing will be compensated. The costs related to mandatory testing, however, will likely represent a substantial expense to the Company, which could have a material adverse effect on our business, financial condition, and/or results of operations to the extent that a significant portion of our workforce does not choose to become vaccinated.

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
In addition, our business, financial condition, results of operations, and/or stock price could be adversely affected in the future by the effects of another epidemic or pandemic, or otherwise by the spread of contagious diseases other than COVID-19. Such effects could be similar to those of the COVID-19 pandemic or could impact our business in different ways, including supply-chain disruptions, restrictions on our ability to provide services in the regions affected, adverse impacts on our workforce, and impacts to the U.S. or global economy or financial markets generally.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2021 to July 31, 2021	—	—	—	$107,924,737
August 1, 2021 to August 31, 2021	170,814	118.36	170,814	$87,706,973
September 1, 2021 to September 30, 2021	212,506	117.64	212,506	$62,706,987
Total	383,320	117.96	383,320

(1)In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.15 billion of our outstanding common stock. As of September 30, 2021, there remained authorization for us to repurchase approximately $62.7 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. Subsequent to September 30, 2021, the Board authorized us to repurchase up to an additional $300.0 million of our outstanding common stock. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our credit agreement placing limitations on such repurchases.
(2)Excludes 2,126 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.
ITEM 4.   MINE SAFETY DISCLOSURES.
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank
Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this quarterly report.

ITEM 6.   EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(b)	Amended and Restated By-Laws and Amendments thereto	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95.1	Information concerning mine safety violations or other regulatory matters	Filed herewith
101	The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.	Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 28, 2021

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ MARK A. POMPA
Mark A. Pompa
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)