Form 10-K
period 2021-12-31
EMCOR Group, Inc.
filed 2022-02-24
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,566,000,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the New York Stock Exchange reported for such date. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock (based solely on filings of such 5% holders) have been excluded from such calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of the registrant’s common stock outstanding as of the close of business on February 18, 2022: 52,666,149 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III. Portions of the definitive proxy statement for the 2022 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

[This Page Intentionally Left Blank]

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning. Forward-looking statements in this report include discussions of our future operating or financial performance and other forward-looking commentary regarding aspects of our business, including market share growth, gross profit, remaining performance obligations, project mix, projects with varying profit margins, selling, general and administrative expenses, and trends in our business, and other characterizations of future events or circumstances, such as the effects of the COVID-19 pandemic. Each forward-looking statement included in this report is subject to risks and uncertainties, including those identified below in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report. Such risks and uncertainties could cause actual results to differ materially from those that might be anticipated from, or projected or implied by, our forward-looking statements. The forward-looking statements contained in this report speak only as of the filing date of this report. We undertake no obligation to update any forward-looking statements. However, any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission (the “SEC”) should be consulted. We caution investors not to place undue reliance on forward-looking statements, due to their inherent uncertainty.

[This Page Intentionally Left Blank]

PART I

ITEM 1. BUSINESS
References to the “Company,” “EMCOR,” “we,” “us,” “our” and similar words refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise.
Overview
We are one of the largest specialty contractors in the United States and a leading provider of electrical and mechanical construction and facilities services, building services, and industrial services. In 2021, we had revenues of approximately $9.9 billion. Our services are provided to a broad range of commercial, industrial, utility, and institutional customers through approximately 90 operating subsidiaries, which specialize principally in providing construction services relating to electrical and mechanical systems in all types of facilities and in providing various services relating to the operation, maintenance, and management of those facilities. Such operating subsidiaries are organized into the following reportable segments:
•United States electrical construction and facilities services
•United States mechanical construction and facilities services
•United States building services
•United States industrial services
•United Kingdom building services
Our operating subsidiaries offer comprehensive and diverse solutions on a broad scale and have a solid base of customers, including many long-standing relationships. We provide construction services and building services directly to corporations, municipalities and federal and state governmental entities, owners/developers, and tenants of buildings. We also provide our construction services indirectly by acting as a subcontractor to general contractors, systems suppliers, construction managers, developers, property managers, and other subcontractors. Our industrial services are generally provided directly to refineries and petrochemical plants.
Our revenues are derived from many different customers in numerous industries, which have operations in several different geographical areas. Of our 2021 revenues, approximately 95% were generated in the United States and approximately 5% were generated in foreign countries, substantially all in the United Kingdom. In 2021, approximately 60% of our revenues were derived from our construction operations, approximately 30% of our revenues were derived from our building services operations and approximately 10% of our revenues were derived from our industrial services operations. For additional information regarding our revenues, see Note 3 - Revenue from Contracts with Customers of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
We believe that our range of service offerings, technical capability, and strong project execution, along with our safety culture and financial resources, differentiate us from our competition and position us to benefit from future capital spending by our customers. Our strategies of expanding our portfolio of service offerings for existing and potential customers and increasing or enhancing our presence in core end markets, along with our commitment to industry-leading best practices and technological and training capabilities, place us in the position to capitalize on opportunities and trends in the industries we serve and expand our operations to select new markets.
Increasingly, our services are focused on delivering sustainable energy solutions, enhancements in energy efficiency, reductions in waste and emissions, and improvements in the safety and comfort of our customers’ facilities.
The broad scope of our operations is more particularly described below. For detailed segment financial information refer to Note 18 - Segment Information of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
Our executive offices are located at 301 Merritt Seven, Norwalk, Connecticut 06851-1092, and our telephone number at those offices is (203) 849-7800.

Operations
United States electrical and mechanical construction and facilities services operations:
Our electrical and mechanical construction services primarily involve the design, integration, installation, start-up, operation and maintenance, and provision of services relating to:
•Systems for electrical power transmission, distribution, and generation, including power cables, conduits, distribution panels, transformers, generators, uninterruptible power supply systems, and related switch gear and controls;
•Sustainable energy solutions such as solar, photovoltaic, and wind, as well as the installation of electric vehicle charging stations;
•Premises electrical and lighting systems, including fixtures and controls;
•Process instrumentation in the refining, chemical processing, and food processing industries;
•Low-voltage systems, such as fire alarm, security, and process control systems;
•Voice and data communications, including fiber optic and low voltage cabling, distributed antenna systems, audiovisual systems, and wireless access points;
•Roadway and transit lighting and signaling and fiber optic lines;
•Heating, ventilation, air conditioning, and refrigeration, including both traditional mechanical systems as well as geothermal solutions;
•Clean-room process ventilation systems;
•Fire protection and suppression systems;
•Plumbing, process and high-purity piping systems;
•Controls and filtration systems;
•Water and wastewater treatment systems;
•Central plant heating and cooling systems;
•Crane and rigging services;
•Millwright services; and
•Steel fabrication, erection, and welding services.
The electrical and mechanical construction services industry has experienced growth due principally to the increased content, complexity, and sophistication of electrical and mechanical systems resulting, in part, from growth in digital processing, cloud computing, and data storage. In addition, facilities of all types require extensive electrical distribution systems, sophisticated power supplies, networks of low-voltage and fiber-optic communications cabling, and various mechanical, plumbing, and fire protection and suppression systems. Moreover, the need for substantial environmental controls within a building, due to the heightened need to maintain extensive computer systems at optimal temperatures, and the demand for increased energy efficiency, have continued to expand opportunities for our electrical and mechanical services businesses. The demand for these services is typically driven by non-residential construction and renovation activity.
Our electrical and mechanical construction services generally fall into one of three categories: (a) large installation projects, with contracts often in the multi-million dollar range, that involve: (i) the construction of manufacturing facilities, data centers, warehousing and distribution facilities, and commercial buildings, (ii) institutional and public works projects, or (iii) the fit-out of large blocks of space within commercial buildings, (b) large and medium sized capital and maintenance projects for commercial, manufacturing, pharmaceutical, healthcare, oil and gas, industrial, and petrochemical clients and (c) smaller installation projects, of a short duration, typically involving fit-out, renovation, and retrofit work. We also install and maintain lighting for streets, highways, bridges and tunnels, traffic signals, computerized traffic control systems, and signal and communication systems for mass transit systems in several metropolitan areas. In addition, we manufacture and install sheet metal air handling systems for both our own mechanical construction operations and for unrelated mechanical contractors. We also maintain welding and pipe fabrication shops in support of some of our mechanical operations.

Our United States electrical and mechanical construction operations accounted for about 60% of our 2021 total revenues. Of such revenues, approximately 34% were generated by our electrical construction operations and approximately 66% were generated by our mechanical construction operations.
We provide electrical and mechanical construction services for both large and small installation and renovation projects. Our largest projects have included those: (a) for commercial purposes (such as office buildings, data centers, convention centers, sports stadiums, and shopping malls); (b) for manufacturing and industrial purposes (such as pharmaceutical plants, steel, pulp and paper mills, food processing, automotive and semiconductor manufacturing facilities, power generation (including sustainable energy solutions such as solar and wind), oil and gas refineries, and chemical processing plants); (c) for transportation purposes (such as highways, bridges, airports, and transit systems); (d) for institutional purposes (such as educational and correctional facilities and research laboratories); (e) for healthcare purposes; (f) for water and wastewater purposes; and (g) for hospitality purposes (such as resorts, hotels, and gaming facilities). Our largest projects, which typically range in size from $10 million up to and occasionally exceeding $200 million, represented approximately 38% of our electrical and mechanical construction services revenues in 2021. Depending on the size and complexity of these projects, they may span multiple years and typically require significant technical and management skills and the financial strength to obtain performance bonds, which are often a condition to bidding for and winning these projects.
Our projects of less than $10 million accounted for approximately 62% of our electrical and mechanical construction services revenues in 2021. These projects are typically completed in less than one year. They usually involve electrical and mechanical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use, upgrade or replace aging systems, or increase energy efficiency. These projects frequently require electrical and mechanical systems to meet special needs such as critical systems power supply, fire protection systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, new production lines in manufacturing plants, and office arrangements in existing office buildings. They are not usually dependent upon the new construction market. Demand for these projects and types of services is often prompted by the expiration of leases, changes in technology, the demand for more energy efficient systems, or changes in the customer’s plant or office layout in the normal course of a customer’s business.
United States and United Kingdom building services operations:
Our building services, which are provided to a wide range of facilities, including commercial, utility, institutional, and governmental facilities, include:
•Mobile mechanical maintenance and services for mechanical, electrical, plumbing, fire safety, and building automation systems;
•Small modification and retrofit projects;
•Program development, management, and maintenance for energy systems, including LEED Certified solutions to assist our customers in reducing energy consumption;
•Technical consulting and diagnostic services;
•Services aimed at improving indoor air quality;
•Installation and support for building systems;
•Commercial and government site-based operations and maintenance;
•Facility management, maintenance, and services;
•Floor care and janitorial services, including enhanced cleaning and sanitization services;
•Landscaping, lot sweeping, and snow removal;
•Other building services, including reception, security, and catering services;
•Vendor management and call center services;
•Military base operations support services;
•Infrastructure and building projects for federal, state, and local governmental agencies; and
•Outage services to utilities and industrial plants.
While not all of the above services are performed in both countries, we provide building services throughout the United States and United Kingdom. Our building services operations have built upon our traditional electrical and mechanical construction operations and our client relationships to expand the scope of services being offered and to develop packages of services for customers on a local, regional, and national basis.

Our building services operations, which generated approximately 30% of our 2021 total revenues, provide services to owners, operators, tenants, and managers of all types of facilities both on a contractual basis for a specified period of time and on an individual task order basis. Of our building services revenues for 2021, approximately 83% were generated in the United States and approximately 17% were generated in the United Kingdom.
Demand for our building services is often driven by customers’ decisions to focus on their core competencies, customers’ programs to reduce costs, the increasing technical complexity of their facilities, including their mechanical, electrical, building automation, voice and data, and other systems, and the need for increased reliability, energy efficiency, and air filtration and sanitization. These trends have led to outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out those activities that support, but are not directly associated with, the customer’s core business. Clients of our building services business include federal and state governments, institutional organizations, utilities, independent power producers, healthcare providers, and major corporations engaged in information technology, telecommunications, pharmaceuticals, financial services, and manufacturing, as well as large retailers and other businesses with geographically dispersed locations.
We provide building services at a number of prominent buildings, including those that house the Secret Service, the Federal Deposit Insurance Corporation, the Government Accountability Office, and the Department of Health and Human Services, as well as other government facilities, including the NASA Jet Propulsion Laboratory. We also provide building services, as a prime contractor or a subcontractor, to U.S. military bases, including the Defense Intelligence Agency located on Joint Base Anacostia-Bolling, and are involved in a joint venture providing building services to NASA’s Armstrong Flight Research Center. The agreements pursuant to which this division provides services to the federal government are frequently for a base period and a number of option years exercisable at the sole discretion of the government, are often subject to renegotiation by the government in terms of scope of services, and are subject to termination by the government prior to the expiration of the applicable term.
United States industrial services operations:
Our industrial services are primarily provided to customers within the oil, gas, and petrochemical industries and consist of:
•Refinery turnaround planning and engineering services;
•Specialty welding services;
•Overhaul and maintenance of critical process units in refineries and petrochemical plants;
•Specialty technical services for refineries and petrochemical plants;
•Instrumentation and electrical services for energy infrastructure;
•On-site repairs, maintenance, and service of heat exchangers, towers, vessels, and piping;
•Design, manufacturing, repair, and hydro blast cleaning of shell and tube heat exchangers and related equipment; and
•Renewable energy services, including large scale solar projects, energy storage, and waste to biogas solutions.
Our industrial services business, which generated approximately 10% of our 2021 total revenues, is a recognized leader in the refinery turnaround market and has a presence in the petrochemical market. Demand for these services is highly dependent on the strength of the oil and gas and related industrial markets. Our industrial services operations perform turnaround and maintenance services for critical units of refineries and petrochemical plants to upgrade, repair, and maintain them. Such services include: (a) engineering and planning in advance of complex refinery turnarounds; (b) overhaul and maintenance of critical process units (including hydrofluoric alkylation units, fluid catalytic cracking units, coking units, heaters, heat exchangers, and related mechanical equipment) during refinery and petrochemical plant shut downs; (c) replacement and new construction capital projects for refineries and petrochemical plants; (d) instrumentation and electrical services for energy infrastructure; and (e) other related specialty services such as: (i) welding (including pipe welding) and fabrication; (ii) heater, boiler, and reformer repairs and replacements; converter repair and revamps; and vessel, exchanger and tower services; (iii) tower and column repairs in refineries and petrochemical plants; (iv) installation and repair of refractory materials for critical units in process plants to protect equipment from corrosion, erosion, and extreme temperatures; and (v) acid-proofing services to protect critical components at refineries from chemical exposure. These businesses also design and manufacture highly engineered shell and tube heat exchangers and provide maintenance, repair, and cleaning services for heat exchangers both in the field and at our own shops, including tube and shell repairs, bundle repairs, and extraction services.
In addition to these traditional industrial services, we are working to leverage our expertise in industrial services to construct and maintain carbon capture technologies and renewable energy projects.

Competition
Across our operations, we compete with national, regional, and local companies, many of which are small, owner-operated entities that carry on their businesses in a limited geographic area, as well as with certain foreign companies.
The electrical and mechanical construction services industry is highly fragmented and our competition includes thousands of small companies across the United States. In addition, there are a number of larger public companies focused on providing either electrical and/or mechanical construction services, such as APi Group Corporation, Comfort Systems USA, Inc., Dycom Industries, Inc., IES Holdings, Inc., MasTec, Inc., MYR Group, Inc., and Tutor Perini Corporation. A majority of our revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability, and financial strength. Competitive factors in the electrical and mechanical construction services business include: (a) the availability of qualified and/or licensed personnel; (b) reputation for integrity and quality; (c) safety record; (d) cost structure and the ability to control project costs; (e) relationships with customers; (f) price; (g) geographic diversity; (h) experience in specialized markets; (i) the ability to obtain surety bonding; and (j) adequate working capital or access to bank credit. We believe our financial position, operating results, access to bank credit and surety bonding, technical expertise, and safety record, among other factors, give us an advantage over many of our competitors. However, relatively few barriers exist to prevent entry into the electrical and mechanical construction services industry.
While the building services industry is also highly fragmented, with most competitors operating in a specific geographic region, a number of large corporations such as Amentum Services, Inc., IAP Worldwide Services, Inc., Fluor Corporation, J&J Worldwide Services, Cushman & Wakefield plc, CBRE Group, Inc., Jones Lang LaSalle Incorporated, Sodexo, Inc., Aramark, and ABM Industries Incorporated are engaged in this field, as are large original equipment manufacturers such as Carrier Global Corporation and Trane Technologies plc. In addition, we compete with several regional firms serving all or portions of the markets we target, such as BrightView Holdings, Inc., Kellermeyer Bergensons Services, LLC, SMS Assist, LLC, and Ferandino & Son, Inc. Our principal competitors in the United Kingdom include CBRE Group, Inc., Bouygues UK Ltd., ISS UK Ltd., and Mitie Group plc. The key competitive factors in the building services industry include: (a) availability of qualified personnel and managers; (b) service quality and technical expertise; (c) cost structure and the ability to control project costs; (d) price; and (e) geographic diversity. Due to our size, our technical capability and management experience, and our geographic presence, we believe our building services operations are in a strong competitive position. However, there are relatively few barriers to entry into the building services industry.
The market for providing industrial services includes large national providers, as well as numerous regional companies. In the manufacture of heat exchangers, we compete with both U.S. and foreign manufacturers. Competitors within this industry include JVIC Catalyst Services, Universal Plant Services, Inc., Turner Industries Group, LLC, Team, Inc., Cust-O-Fab, Inc., Dunn Heat Exchangers, Inc., and Wyatt Field Service Company, LLC, among others. The key competitive factors in the industrial services market consist of: (a) availability of skilled workforce; (b) technical expertise; (c) service, quality, and ability to respond quickly; (d) price; and (e) safety record. Due to our technical capabilities, skilled workforce, and safety record, we believe that we are in a strong competitive position in the industrial services markets that we serve. Because of the complex tasks associated with turnaround projects, and the precision and cost investment required in manufacturing heat exchangers, we believe that the barriers to entry in this business are significant.
Human Capital
At December 31, 2021, we employed approximately 34,000 people, approximately 30,000 of whom were located within the United States and approximately 4,000 of whom were located in the United Kingdom.
Based on the most recent information available from our latest filing with the U.S. Equal Employment Opportunity Commission, the gender demographic of our U.S. employees was 90% male and 10% female. Additionally, based on such information, our U.S. employees had the following race and ethnicity demographics:

Employee Demographic	% of Total
White	70%
Hispanic / Latinx	17%
Black / African American	8%
Asian	2%
Multiracial, Native American, Native Hawaiian, and Pacific Islander	3%

Approximately 60% of our employees are represented by various unions pursuant to nearly 450 collective bargaining agreements between our individual subsidiaries or trade associations and local unions, as well as two collective bargaining agreements that are national or regional in scope. We believe that our relations with our labor unions are generally positive.
Our ability to execute complex projects for our customers, and to perform all of our services with the excellence that makes us an industry leader, depends on our success in attracting and retaining skilled labor in a competitive market. We therefore strive to be and remain an employer of choice for the most talented employees in each of the industries and markets in which we operate. This begins with offering competitive employee compensation and benefits packages, specifically designed to meet the unique needs of each individual in our organization, which include:
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
Workplace Safety
We believe that our focus on employee safety and well-being is reflected in our results. In a year in which our employees worked a total of approximately 76 million hours, the second highest in our history, the Company’s Total Recordable Incident Rate in 2021 was approximately 1.06, which was more than 60% lower than the most recently available industry average of 2.70. This represents our thirteenth consecutive year with a Total Recordable Incident Rate which was less than half the industry average. Our position as an industry leader in safety begins with a strong culture of care and vigilance embodied in our EMCOR Values and is supported by a comprehensive suite of training, resources, and analytics. These include: (a) our signature Be There for Life! Zero Injuries Program and Be Vigilant! Campaign, (b) incident and injury prevention planning, including in-person and online training tools, adoption of new technology, and best practice guides available through our company intranet, (c) enterprise level reporting and analysis of leading and lagging indicators, (d) a 24-hour incident reporting hotline, and (e) a company-wide program to share and champion best safety practices across our range of businesses.
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
In furtherance of our EMCOR Values, all EMCOR employees are required to complete diversity & inclusion training, and our current and future leaders undergo implicit association and unconscious bias training.
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

ITEM 1A. RISK FACTORS
Our business is subject to a variety of risks, including the risks described below as well as adverse business and market conditions and risks associated with our operations. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not known to us or not described below, which we have not determined to be material, may also impair our business operations. You should carefully consider the risks described below, together with all other information in this report, including information contained in the “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” sections. If any of the following risks actually occur, our business, financial position, results of operations, and/or cash flows could be adversely affected, and we may not be able to achieve our goals. Such events may cause actual results to differ materially from expected and historical results, and the trading price of our common stock could decline.
Economic and Strategic Risk Factors
Economic downturns have historically led to reductions in demand for our services. Negative conditions in the credit markets, including rising interest rates, may adversely impact our ability to operate our business. The level of demand from our clients for our services has been, in the past, adversely impacted by slowdowns in the industries we service, as well as in the economy in general. When the general level of economic activity has been reduced from historical levels, certain of our ultimate customers have delayed or canceled projects or capital spending, especially with respect to more profitable private sector work, and such slowdowns adversely affect our ability to grow, reducing our revenues and profitability. A number of economic factors, including financing conditions, the prices of commodities, and energy prices, have, in the past, adversely affected the industries we serve and our ultimate customers’ ability or willingness to fund expenditures. General concerns about the fundamental soundness of domestic and foreign economies may also cause ultimate customers to defer projects even if they have credit available to them. A prolonged stagnation or weakening in financial and macroeconomic conditions, including as a result of the COVID-19 pandemic, could therefore have a significant adverse effect on our revenues and profitability.
Many of our clients depend on the availability of credit to help finance their capital and maintenance projects. At times, tightened availability of credit or increased interest rates have negatively impacted the ability of existing and prospective ultimate customers to fund projects we might otherwise perform, particularly those in the more profitable private sector. As a result, our ultimate customers may defer such projects for an unknown, and perhaps lengthy, period. Any such deferrals would inhibit our growth and would adversely affect our results of operations.
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
Certain of our businesses, including those within our United States industrial services segment, are exposed to risks associated with the oil and gas industry. These risks, which are not subject to our control, include volatility in the price and production of crude oil, the development of and consumer demand for alternative energy sources, including as a result of a change in consumer preference, or in an effort to reduce greenhouse gas emissions or combat climate change, and legislative and regulatory actions. Specifically, lower prices and production volumes, or perceived risk thereof, typically results in the curtailment or deferral of spending by our customers. In addition, macroeconomic conditions, influenced by a variety of events and circumstances, can also affect customer demand for our services within these businesses. For example, during 2020, the escalation of geopolitical tensions between the Organization of Petroleum Exporting Countries (OPEC) and Russia contributed to a significant drop in the price of crude oil, impacting customers in the energy sector and the demand for certain of our services. Continued unfavorable conditions within these markets, including the impact of sustained lower demand for refined products as a result of the COVID-19 pandemic, could further negatively impact our financial position, results of operations, and cash flows.
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
An increase in the prices or availability of certain materials used in our businesses, including as a result of inflation, and protectionist trade measures could adversely affect our businesses. We are exposed to market risk of increases in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of approximately 12,000 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Additionally, our fixed price contracts generally do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to projects in progress. For example, during 2021, certain of our operations experienced declines in gross profit and gross profit margin as a result of supply chain disruptions, including long lead times for certain materials and equipment, as well as an escalation in material and fuel prices, and such supply chain disruptions and price escalations have continued into 2022. Fluctuations in energy prices as well as in commodity prices of materials, whether resulting from fluctuations in market supply or demand, or geopolitical conditions, including an increase in trade protection measures such as tariffs and the disruption, modification, or cancellation of multilateral trade agreements, may adversely affect our customers and as a result cause them to curtail the use of our services.
Business and Operational Risk Factors
The loss of one or a few customers could have an adverse effect on us. Although we have long-standing relationships with many of our significant customers, our customers may unilaterally reduce, fail to renew, or terminate their contracts with us at any time. A loss of business from a significant customer, or a number of significant customers, could have a material adverse effect on our business, financial position, and results of operations.
Our industry is highly competitive. Our industry is served by numerous small, owner-operated private companies, a few public companies, and several large regional companies. In addition, relatively few barriers exist to prevent entry into most of the industries in which we operate. As a result, any organization that has adequate financial resources, and access to technical expertise, may become a competitor. Competition in our industry depends on numerous factors, including price. Certain of our competitors have lower overhead cost structures and, therefore, are able to provide their services at lower rates than we are currently able to provide. Our project and service work is frequently awarded through a competitive bidding process, which is standard in our industry. We are constantly competing for contracts based on pricing, schedule, and technical expertise. Competition can place downward pressure on our contract prices and profit margins, which may make it difficult to win the project or force us to accept contractual terms and conditions that are less favorable to us, thereby increasing the risk that, among other things, we may not realize profit margins at the same rates we have seen in the past or may become responsible for costs or other liabilities we have not incurred in the past.
In addition, some of our competitors have greater resources than we do. We cannot be certain that our competitors will not develop the expertise, experience, and resources necessary to provide services that are superior in quality, and lower in price, to ours. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industries, or maintain a customer base at current levels. We may also face competition from the in-house service organizations of existing or prospective customers, particularly with respect to building services. Many of our customers employ personnel who perform some of the same types of building services that we do. We cannot be certain that our existing or prospective customers will continue to outsource building services in the future. If we are unable to compete effectively, we may experience a loss of market share, reduced profitability, or both, which if significant, could have a material adverse effect on our business, financial condition, and results of operations. Refer also to “Business - Competition” in Item 1 of this Form 10-K.

We are a decentralized company, which presents certain risks. While we believe decentralization has enhanced our growth and enabled us to remain responsive to opportunities and to our customers’ needs, it necessarily places significant control and decision-making powers in the hands of local management. This presents various risks, including the risk that we may be slower or less able to identify or react to external market conditions or problems affecting a key business than we would in a more centralized environment.
Our business may be affected by weather conditions. Adverse weather conditions, particularly during the winter season, could impact our construction services operations as those conditions affect our ability to perform efficient work outdoors in certain regions of the United States, adversely affecting the revenues and profitability of those operations. However, the absence of snow in certain regions of the United States during the winter could also cause us to experience reduced revenues and profitability in our United States building services segment, as a portion of their revenues is generated from snow removal contracts. In addition, cooler than normal temperatures during the summer months could reduce the need for our services, particularly in our businesses that install or service air conditioning units, and result in reduced revenues and profitability during the period that such unseasonal weather conditions persist.
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
Our dependence upon fixed price contracts could adversely affect our business. We currently generate, and expect to continue to generate, a significant portion of our revenues from fixed price contracts. We must estimate the total costs of a particular project to bid for fixed price contracts. Cost and scheduling estimates are based on a number of assumptions, including those about future economic conditions, commodity and other materials pricing, cost and availability of labor, equipment, and materials, and supply chain efficiency, among other factors. The actual cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks, inherent in the execution of projects subject to fixed price contracts, may cause actual gross profits from projects to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year.
We could incur additional costs to cover certain guarantees or other contractual requirements. In some instances, we guarantee completion of a project by a specific date or price, cost savings, achievement of certain performance standards, or performance of our services at a certain standard of quality. For other arrangements, including those within our government services operations, the terms of our contracts may include provisions which require us to achieve certain minority participation or small or disadvantaged business “set-aside” goals. Such requirements have become more frequent in recent years and we expect them to be increasingly prevalent, and more strictly enforced in the near future, especially under the current administration in Washington, D.C. If we subsequently fail to meet such guarantees, or comply with such provisions, we may be held responsible for costs resulting from such failures, including payment of penalties or liquidated or other damages. To the extent that any of these events occur, the total costs of a project could exceed the original estimated costs, and we would experience reduced profits or, in some cases, a loss.
Many of our contracts, especially our building and industrial services contracts, may be canceled or delayed on short notice, and we may be unsuccessful in replacing such contracts if they are canceled or as they are completed or expire. We could experience a decrease in revenues, net income, and liquidity if any of the following occur:
•customers cancel a significant number of contracts or delay services or projects;
•we fail to win a significant number of our existing contracts upon re-bid;
•we complete a significant number of non-recurring projects and cannot replace them with similar projects; or
•we fail to reduce operating and overhead expenses consistent with any decrease in our revenues.
Uncertainty surrounding the timing of contract awards, or project cancellations or delays, can also present difficulties in matching our workforce size with contract needs. In some cases, in anticipation of contract awards, we maintain and bear the cost of a ready workforce that is larger than necessary under our existing contract portfolio. When a contract is canceled or delayed, or an anticipated contract award is not received, it may result in lower profitability as a result of labor under-utilization, or additional costs resulting from reductions in staff, which could have a material adverse effect on our business, financial condition, and results of operations.

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
Fluctuating foreign currency exchange rates impact our financial results. We have operations in the United Kingdom, which in 2021 accounted for approximately 5% of our revenues. Our reported financial position and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our United Kingdom operations, which are denominated in local currencies, into the U.S. dollar. The factors that impact exchange rate fluctuation, including macroeconomic and geopolitical conditions, are outside the control of the Company.
As part of our risk management strategy, we are effectively self-insured against certain potential liabilities. Although we maintain insurance policies with respect to a broad range of risks, including automobile liability, general liability, workers’ compensation, and employee-related healthcare, these policies do not cover all possible claims and certain of the policies are subject to large deductibles and retentions. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Accordingly, we are effectively self-insured for a substantial number of actual and potential claims. Further, if any of our insurance carriers defaulted on its obligations to provide insurance coverage by reason of its insolvency or for other reasons, our exposure to claims would increase and our profits would be adversely affected. Our estimates for unpaid claims and expenses are based on known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary. The determination of such estimated liabilities and their appropriateness are reviewed and updated at least quarterly. However, these liabilities are difficult to assess and estimate due to many relevant factors, the effects of which are often unknown, including the severity of an injury or damage, the determination of liability in proportion to other parties, the timeliness of reported claims, the effectiveness of our risk management and safety programs, and the terms and conditions of our insurance policies. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses, and we believe such accruals are adequate. However, unknown or changing trends, risks, or circumstances, such as increases in claims, a weakening economy, increases in medical costs, changes in case law or legislation, or changes in the nature of the work we perform, could render our current estimates and accruals inadequate. In such case, adjustments may be required to increase our insurance liabilities in the period that the experience becomes known.
External market conditions, including catastrophic losses resulting from an increase in severe weather events and the prolonged pandemic, among other factors, have resulted in an insurance market that is characterized by higher premiums, diminished capacity, and more conservative underwriting. If these market conditions persist, insurance carriers may be unwilling, in the future, to provide our current levels of coverage without a significant increase in insurance premiums, self-insured retention limits, or collateral requirements to cover our obligations to them. Increased collateral requirements may be in the form of additional letters of credit, surety bonds, and/or cash, and an increase in collateral requirements could significantly reduce our liquidity. If insurance premiums or self-insured retention limits increase, and/or if insurance claims are higher than our estimates, our profitability could be adversely affected.
Failure to provide our services in accordance with professional standards or contractual requirements could expose us to significant monetary damages. Our services often involve professional judgments regarding the planning, design, development, construction, or operations and management of complex facilities. Although we have adopted a range of insurance, risk management, and risk avoidance programs designed to reduce potential liabilities, a catastrophic event at one of our project sites or a completed project, resulting from the services we have performed, could result in significant professional or product liability and warranty or other claims against us, as well as reputational harm. These liabilities could exceed our insurance limits or impact our ability to obtain insurance in the future. Further, even where insurance coverage applies, such policies have limits and deductibles or retentions, which could result in our assumption of exposure for certain amounts with respect to any claim filed against us. In addition, customers or subcontractors who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to uphold their obligations to us. An uninsured claim, either in part or in whole, as well as any claim covered by insurance but subject to a policy limit, high deductible and/or retention, could have a material adverse effect on our business, financial condition, and results of operations.

Our business strategy relies, in part, on acquisitions to sustain our growth, and these transactions present certain risk and uncertainties. As part of our growth strategy, we acquire companies that expand, complement, and/or diversify our businesses. However, there is no guarantee that we will be successful in identifying targets that meet our requirements for acquisition. We may also face increased competition from other potential acquirers who may have greater financial resources available to them or who may be in a position to offer more favorable terms to the target company. This competition may limit our ability to pursue acquisition opportunities. Additionally, circumstances beyond our control, such as the COVID-19 pandemic, has and may continue to hinder our ability to pursue and complete acquisitions. Further, realization of the anticipated benefits of an acquisition, and avoiding or mitigating the potential risks associated with an acquisition, will depend, among other things, upon our ability to: (a) effectively conduct due diligence to identify potential problems at companies we propose to acquire, (b) recognize incompatibilities or other obstacles to the successful integration of the acquired business with our other operations, and (c) gain greater efficiencies and scale that will translate into reduced costs or anticipated synergies in a timely manner. However, there can be no assurance that an acquisition we may make in the future will provide the benefits anticipated when entering into the transaction. Acquisitions we have completed, and future acquisitions we may make, could expose us to operational challenges and risks, including the diversion of management’s attention from our existing businesses, the failure to retain key personnel or customers of the acquired business, and the assumption of unknown liabilities of the acquired business for which there are inadequate reserves. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify and acquire desirable businesses and successfully integrate any acquired business.
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
Amounts included in our remaining performance obligations may not result in actual revenues or translate into profits. Many contracts are subject to cancellation or suspension on short notice at the discretion of the client, and the contracts in our remaining performance obligations are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contract. The risk of contracts included in our remaining performance obligations being delayed or canceled generally increases during economic slowdowns or in response to significant fluctuations in commodity prices. Accordingly, there is no assurance that revenue from remaining performance obligations will actually be realized. If our remaining performance obligations fail to materialize, we could experience a decline in profitability, which could result in a deterioration of our financial position and liquidity.
We recognize revenue for the majority of our construction projects based on estimates; therefore, variations of actual results from our assumptions may reduce our profitability. As discussed in further detail in the “Critical Accounting Policies and Estimates” section included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, revenue is recognized as performance obligations are satisfied and earnings or losses recognized on individual contracts are based on estimates of contract price, costs, and profitability. Changes in estimates of transaction prices as well as estimated costs are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Consequently, changes in estimates, or variations of actual results from previous projections, on an unusually large project, or on a number of average size projects, could be material and could have an adverse impact on our financial condition, results of operations, and cash flows.
We are increasingly dependent on sophisticated information technology systems; our business and results of operations are subject to adverse impacts due to disruption, failure, and cybersecurity breaches of these systems. We and our customers and third-party providers rely on information technology systems, hardware, and software to run critical accounting, project management, and financial information systems. We rely upon security measures, products, and services to attempt to secure our information technology systems and the confidential, proprietary, and sensitive information they contain. However, our information technology systems and those of our customers and third-party providers are subject to cyber-attacks, hacking, other intrusions, failure, and damage, which result in operational disruption and could result in information misappropriation, such as theft of intellectual property or inappropriate disclosure of customer data or confidential or personal information. On February 15, 2020, for example, we became aware of an infiltration and encryption of portions of our information technology network. This attack temporarily disrupted our use of the impacted systems. While we maintain insurance coverage for these types of incidents, such policies may not completely provide coverage for, or completely offset, the costs associated with such incidents. We are continuously developing and enhancing our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access. This continued development and enhancement requires us to expend additional resources. However, we may not anticipate or combat all types of potential disruptions or breaches. If any of these events were to occur, we could be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Additionally, as many of our employees use our information technology systems to collaborate with colleagues in different geographic locations and periodically access our systems remotely, we may be subject to heightened security risks, including the risks of cyber-attacks.
The proper functioning of our information technology systems could also be impacted by other causes and circumstances beyond our control, including malware embedded in third party applications, the decision by software vendors to discontinue further development, integration, or long-term software maintenance support for our information systems, or hardware interruption, damage or disruption as a result of power outages, natural disasters, or computer network failures. Key business processes are subject to interruption to the extent that our information technology systems, or those of our customers or third-party providers, are disabled for a long period of time. Such operational disruptions and/or misappropriation or inappropriate disclosure of information could result in lost or reduced revenues, negative publicity, loss of customers or contracts, or business delays that could have a material adverse effect on our business, financial position, and results of operations.
In addition, new or evolving laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including the European Union General Data Protection Regulation ("GDPR"), the California Consumer Privacy Act, and other emerging U.S. state privacy laws pose increasingly complex compliance challenges and could potentially elevate our compliance costs. Any failure to comply with these laws and regulations could result in significant penalties and legal liability, and increased costs in this area could have a negative impact on our financial condition, results of operations, and cash flow.
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
Our results of operations could be adversely affected as a result of goodwill and identifiable intangible asset impairments. When we acquire a business, we record an asset called “goodwill” equal to the excess of the consideration transferred over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill and indefinite-lived intangible assets are not amortized but instead evaluated for impairment annually, or more frequently if events or circumstances indicate that the carrying amount of the asset may be impaired. Impairment may result from a deterioration in macroeconomic conditions, declining financial performance, deterioration in the operational environment, or changes in the manner in which acquired assets are used. While no impairment was recognized during 2021, we recorded $232.8 million of impairment charges during 2020 as a result of certain of these conditions. Significant judgment is required in determining whether goodwill and indefinite-lived intangible assets are impaired and assumptions utilized for purposes of our impairment testing may change in future periods. There can be no assurance that our estimates and assumptions will prove to be accurate predictions of the future. Significant adverse changes to external market conditions or our internal forecasts, if any, could result in future impairment charges. It is not possible at this time to determine if any future impairment charge will result or, if it does, whether such a charge would be material to our results of operations. For further discussion of our impairment testing, see Note 8 - Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets included in Item 8. Financial Statements and Supplementary Data.
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
Legal and Regulatory Risk Factors
We are subject to many laws and regulations in the jurisdictions in which we operate; changes to such laws and regulations may result in additional costs and impact our operations. We are committed to upholding the highest standards of corporate governance and legal and ethical compliance. We are subject to many laws and regulations, including various laws and regulations that apply specifically to U.S. public companies. These include the rules and regulations of the New York Stock Exchange, the Sarbanes-Oxley Act of 2002, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the various regulations, standards, and guidance put forth by the SEC and other governmental agencies to implement and enforce those laws. New laws, rules, and regulations, or changes to existing laws or their interpretations, could create added legal and compliance costs and uncertainty for us. In addition, our United Kingdom operations are subject to laws and regulations that are in some cases different from those of the United States, including labor laws such as the U.K. Modern Slavery Act and laws and regulations governing information collected from employees, customers and others, specifically the GDPR. These laws and regulations could increase the cost and complexity of doing business in the U.K. and negatively impact our financial position and results of operations. Our efforts to comply with evolving laws, regulations, and reporting standards may increase our general and administrative expenses, divert management time and attention, or limit our operational flexibility, all of which could have a material adverse effect on our business, financial position, and results of operations. Many of our non-public competitors and competitors operating solely in the U.S. are not subject to these laws and regulations and the related costs and expenses of compliance.
Our failure to comply with environmental laws could result in significant liabilities. Our operations are subject to various laws, including environmental laws and regulations, among which many deal with the handling and disposal of asbestos and other hazardous or universal waste products, polychlorinated biphenyls (PCBs), per- and polyfluoroalkyl substances (PFAS) and fuel storage. A violation of such laws and regulations, or a release of such substances, has and may in the future, expose us to various claims, including claims by third parties, as well as remediation costs and fines. We own and lease many facilities. Some of these facilities contain hazardous materials, such as lead and asbestos, and fuel storage tanks, which may be above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines. As a part of our business, we also install fuel storage tanks and are sometimes required to deal with hazardous materials, all of which may expose us to environmental liability.
In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, exposure to or the release of materials subsequently identified as hazardous by a governmental authority, the imposition of new clean-up requirements, or the exposure of our employees or other contractors to hazardous materials, could require us to incur significant costs or become the basis for new or increased liabilities that could harm our financial position and results of operations, although certain of these costs might be covered by insurance. In some instances, we have obtained indemnification or covenants from third parties (including predecessors or lessors) for such clean-up and other obligations and liabilities, and we believe such indemnities and covenants are adequate to cover such obligations and liabilities. However, such third-party indemnities or covenants may not cover all of such costs or third-party indemnitors may default on their obligations. In addition, unanticipated obligations or liabilities, or future obligations and liabilities, may have a material adverse effect on our business operations. Further, we cannot be certain that we will be able to identify, or be indemnified for, all potential environmental liabilities relating to any acquired business.
Adverse resolution of litigation and other legal and regulatory proceedings may harm our operating results or financial position. From time to time, we are a party to lawsuits and other legal proceedings, most of which occur in the normal course of our business. These actions and proceedings may involve actual or threatened claims by customers, employees, or other third parties for, among other things, compensation or indemnification for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, or other general commercial disputes. In addition, we have been, and may in the future be, subject to class action claims alleging violations of the Fair Labor Standards Act and state wage and hour laws. Litigation and other legal proceedings can be expensive, lengthy, and disruptive to normal business operations, and their outcome is inherently uncertain and difficult to accurately predict or quantify. In addition, plaintiffs in many types of actions may seek punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief. An unfavorable resolution of a particular legal proceeding or claim, whether through a settlement, mediation, court judgment, or otherwise, could have a material adverse effect on our business, operating results, financial position, and cash flows, and in some cases, on our reputation or our ability to obtain projects from customers, including governmental entities. See Item 3. Legal Proceedings and Note 15 - Commitments and Contingencies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, for more information regarding any significant legal proceedings in which we are involved.

We may incur liabilities or suffer negative financial impacts relating to occupational, health, and safety matters. Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our robust occupational, health, and safety programs, many of our businesses involve a high degree of operational risk, and there can be no assurance that we will avoid significant exposure. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, and other consequential damages, and could lead to suspension of operations, large damage claims, an increase in employee turnover, and, in extreme cases, criminal liability. Any of the foregoing could result in financial losses or reputational harm, which could have a material adverse impact on our business, financial condition, and results of operations.
Our customers seek to minimize safety risks on their sites and they frequently review the safety records of contractors during the bidding process. Accordingly, if our safety record were to substantially deteriorate over time, we might become ineligible to bid on certain work and our customers could cancel our contracts and/or not award us future business.
Our failure to comply with anti-bribery statutes such as the Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010 could result in fines, criminal penalties, and other sanctions that could have an adverse effect on our business. The U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act of 2010 (the “Bribery Act”), and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business or securing an improper advantage. From time to time, we conduct a limited amount of business in a few countries that have experienced corruption to some degree. Our policies require that all of our employees, subcontractors, vendors, and agents worldwide must comply with applicable anti-bribery laws. However, there is no assurance that our policies and procedures to ensure compliance with the FCPA, the Bribery Act, and similar anti-bribery laws, will eliminate the possibility of liability under such laws for actions taken by our employees, agents, and intermediaries. If we were found to be liable for violations under the FCPA, the Bribery Act, or similar anti-bribery laws, either due to our own acts or omissions or due to the acts or omissions of others, we could incur substantial legal expenses and suffer civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial condition, and results of operations, as well as our reputation. In addition, whether or not such expenses, penalties, or sanctions are actually incurred, the actual or alleged violation of the FCPA, the Bribery Act, or any similar anti-bribery laws could have a negative impact on our reputation.
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
We may be unable to attract and retain skilled employees. Our ability to grow and maintain productivity and profitability will be limited by our ability to employ, train, and retain skilled personnel necessary to meet our requirements. We are dependent upon a workforce of approximately 34,000 employees, including our project managers and field supervisors who are responsible for managing our projects, and there can be no assurance that any individual will continue in his or her capacity for any particular period of time. The loss of such qualified employees could have an adverse effect on our business. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our business strategy or that labor expenses will not increase as a result of a shortage in the supply of these skilled personnel. The availability and costs to adequately train and maintain a skilled labor force could be impacted by factors we cannot control, including changes in the unemployment rate, prevailing wage rates, benefit costs, the COVID-19 pandemic, and competition for labor from our competitors in the markets we serve. Labor shortages or increased labor costs could impair our ability to provide services to our customers, maintain our business, or grow our revenues.

Our unionized workforce could adversely affect our operations; our participation in many multiemployer pension plans could result in substantial liabilities being incurred. As of December 31, 2021, approximately 60% of our employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. However, only two of our collective bargaining agreements are national or regional in scope, and not all of our collective bargaining agreements expire at the same time. Strikes or work stoppages likely would adversely impact our relationships with our customers and could have a material adverse effect on our financial position, results of operations, and cash flows. We contribute to approximately 200 multiemployer pension plans. Under the Employee Retirement Income Security Act, we may become liable for our proportionate share of a multiemployer pension plan’s underfunding if we cease to contribute to that pension plan or significantly reduce the employees in respect of which we make contributions to that pension plan. Our potential liability for unfunded liabilities could be material. See Note 14 - Retirement Plans of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information regarding multiemployer pension plans.
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
Climate Change Related Risk Factors
Climate change and related environmental issues could have a material adverse impact on our business, financial condition, and results of operations. Climate change related events, such as increased frequency and severity of storms, floods, wildfires, droughts, hurricanes, freezing conditions, and other natural disasters, may have an adverse impact on our business, financial condition, and results of operation. While we have invested in programs to mitigate the risk that these events disrupt our ability to serve our customers, these events pose inherent risks regardless of where or how we conduct our business. For example, severe weather or a catastrophic natural disaster could negatively impact our and our customers’ offices, facilities, or job sites. Access to clean water and reliable energy where we conduct our business is also critical to our operations. Accordingly, severe weather events or natural disasters have the potential to disrupt our and our customers’ businesses and may cause us to experience work stoppages, project delays or cancellations, financial losses, and additional costs to resume operations, in addition to potential adverse impacts on the health and safety of our workforce and their ability to work or travel. Further, climate change poses direct physical risks to infrastructure across the industry sectors we serve, both as a result of chronic environmental changes, such as rising sea levels and temperatures, as well as acute events, such as hurricanes, droughts, and wildfires. These impacts and the costs to address them could result in fewer resources for strategic investment by our customers, which could result in a decrease in demand for certain of our services. Any of these events could have a material adverse impact on our business, financial condition, and results of operations.
We may be affected by market or regulatory responses to climate change. Growing public concern about climate change has resulted in the increased focus of local, state, regional, national, and international regulatory bodies on greenhouse gas (“GHG”) emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the United States and internationally, regarding the impact of these gases and possible means for their regulation. The Biden Administration has made climate change and the limitation of GHG emissions one of its primary objectives, including a renewed commitment to the Paris Agreement and a Nationally Determined Contribution under such agreement that aims to reduce U.S. emissions by 50-52%, compared to a 2005 baseline, by 2030. Several states and geographic regions in the United States have also adopted legislation and regulations to reduce emissions of GHGs. Additional legislation or regulation by these states and regions, the federal government, and/or any international agreements to which the United States may become a party, that control or limit GHG emissions, or otherwise seek to address climate change, could result in increased compliance costs for us and our clients or have other impacts on our clients, including those who are involved in the exploration, production, or refining of fossil fuels, or who emit greenhouse gases through the combustion of fossil fuels, or through the mining, manufacture, utilization, or production of materials or goods. Such policy changes could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for certain of our services, which could in turn have a material adverse effect on our business, financial condition, and results of operations. However, policy changes and climate legislation could also increase the overall demand for our services as our clients and partners work to comply with these policies, such as by decarbonizing their industries, transitioning from fossil fuels to renewable energy sources, reducing their energy consumption, and developing integrated and sustainable solutions, all of which could have a positive impact on our business. We cannot predict with certainty what the effect of such regulation may be on us or our customers.
We may be unable to achieve our current or future climate commitments and targets, or we may incur substantial costs in meeting such targets. To help mitigate the impacts of GHG emissions on climate change, EMCOR has established initial carbon-based fuel consumption and GHG emission reduction targets. However, achievement of such targets, or similar targets that may be established in the future, is subject to risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: (a) our ability to execute our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; (b) the availability and cost of alternative fuels, electrical charging infrastructure, off-site renewable energy, and other materials and components; (c) unforeseen design, operational, and technological difficulties; (d) the outcome of research efforts and future technology developments, including the availability of alternate or more fuel efficient vehicles for our fleet, including hybrid or electric vehicles; (e) regulations and requirements that restrict or prohibit our ability to impose requirements on third party contractors; (f) an acquisition of or merger with another company that has not adopted similar targets and goals or whose progress towards reaching its goals is not as advanced as ours; and (g) the pace of recovery from the COVID-19 pandemic, which could result in fluctuations in our fuel consumption and GHG emissions in a given period. In addition, we could be required to expend amounts in future periods as we continue to work towards achieving our targets, which may have a material effect on our business, financial condition, results of operations, or liquidity.
General Risk Factors
Public health emergencies, epidemics, or pandemics, including the COVID-19 pandemic, impact our business. The impact of the global spread of COVID-19, and the responses of governments, businesses, and individuals to combat it, have caused significant volatility, uncertainty, and economic disruption, which has and may continue to adversely impact our operations and those of our customers. Government authorities in the United States and United Kingdom have at various times recommended or imposed certain social distancing, quarantine, and isolation measures to varying degrees, with many such measures impacting large portions of the population. These measures have included limitations on travel and mandatory cessation of certain business activities, some of which have been relaxed or adjusted and others of which remain in effect. Both the outbreak and the containment and mitigation measures resulted in serious adverse impacts on the economy, some of which are ongoing, and both the severity and duration of those impacts and the extent and pace of economic recovery continue to remain uncertain.
Our workforce and ongoing operations have been, are, and may continue to be impacted by the COVID-19 pandemic. For example, we have experienced disruptions that have impacted our ability to perform our work. Such impacts include, but are not limited to, access restrictions and temporary job site shutdowns, reduced labor efficiency resulting from adherence to physical distancing, quarantine, and isolation requirements due to illness or exposure to an infected person, and other enhanced safety protocols mandated at the majority of our worksite locations, and the deferral of maintenance and service projects by our customers. The extent to which the COVID-19 pandemic will continue to impact our business and results of operations remains highly uncertain and will be affected by a number of factors. These include the duration and extent of the pandemic; the potential for additional variants of the virus that are more virulent, contagious, or against which current vaccines are less effective; the duration and extent of containment and mitigation measures that continue to be imposed or recommended; the widespread adoption and long-term efficacy of vaccines and the availability and efficacy of other treatments; the cost and/or disruption of testing that may be required of our employees either by customer requirements or government mandates; the continued impact of the pandemic on economic activity, including on planning and funding for construction projects and our customers’ demand for our services; supply chain disruptions or commodity price volatility that could impact our and our vendors’ ability to source the supplies and materials needed to operate our business; our ability to effectively operate, including as a result of travel restrictions and mandatory business and facility closures; the ability of our customers to pay us for services rendered; any further closures of our and our customers’ offices and facilities; and any additional project delays or shutdowns. Customers may also continue to delay decision-making, delay planned work, or seek to terminate existing agreements. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and/or stock price.

While the emergency temporary standard requiring employers with 100 or more employees to ensure their workforce is fully vaccinated or to require unvaccinated workers to produce a negative test result on at least a weekly basis (the “ETS”) has been withdrawn by the Occupational Safety and Health Administration (“OSHA”), and Executive Order 14042 mandating vaccination for all federal contractors and subcontractors is currently stayed by the courts, it is unclear whether OSHA or another federal agency will mandate vaccination and/or testing. Costs related to any mandatory testing, including both the costs of tests and the costs to compensate employees for the time to undergo such testing, will likely represent a substantial expense to the Company, which could have a material adverse effect on our business, financial condition, and/or results of operations to the extent that a significant portion of our workforce does not choose to become vaccinated.
On January 10, 2022, the Biden Administration announced that it would require insurance companies and group health plans to cover the cost of at-home COVID-19 tests. As we are self-insured for employee-related healthcare claims, this new requirement could result in an additional expense for the Company. It is not possible at this time to determine the impact of this new requirement or whether it could have a material adverse effect on our financial condition and/or results of operations.
Additionally, as many of our employees periodically access our systems remotely, in part as a result of the COVID-19 pandemic and the potential business or facility closures or reduced or staggered in-person attendance, we may be subject to heightened security risks, including the risks of cyber-attacks. Further, if any of our key personnel are unable to perform their duties for a period of time, including as a result of illness, our results of operations could be adversely affected.
Our business, financial condition, results of operations, and/or stock price could also be adversely affected in the future by the effects of another epidemic or pandemic, or otherwise by the spread of contagious diseases other than COVID-19. Such effects could be similar to those of the COVID-19 pandemic or could impact our business in different ways, including supply-chain disruptions, restrictions on our ability to provide services in the regions affected, adverse impacts on our workforce, and impacts to the U.S. or global economy or financial markets generally.
Terrorist attacks and other catastrophic events could disrupt our operations and services. Acts of terrorism and other catastrophic events, and the actions taken by the United States and/or other governments or actors in response to such events, may result in property damage, supply disruption, or economic dislocations throughout the country. Although it is not possible to predict such events or their consequences, these events could increase the volatility of our financial results due to decreased demand and unforeseen costs, with partial or no corresponding compensation from clients.
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
See Note 16 - Leases of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for additional information regarding our leases. We utilize substantially all of our leased or owned facilities and believe there will be no difficulty either in negotiating the renewal of such leases as they expire or in finding alternative space, if necessary.
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
ITEM 4. MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT
Anthony J. Guzzi, Age 57; President since October 2004, Chief Executive Officer since January 2011 and Chairman of the Board since June 2018. From October 2004 to January 2011, Mr. Guzzi served as Chief Operating Officer of the Company. From August 2001 until he joined the Company, Mr. Guzzi was President of the North American Distribution and Aftermarket Division of Carrier Corporation (“Carrier”). Carrier is a manufacturer and distributor of commercial and residential HVAC and refrigeration systems and equipment and a provider of aftermarket services and components of its own products and those of other manufacturers in both the HVAC and refrigeration industries.
Mark A. Pompa, Age 57; Executive Vice President and Chief Financial Officer of the Company since April 2006 and Treasurer of the Company from October 2019 to June 2020. From June 2003 to April 2006, Mr. Pompa was Senior Vice President-Chief Accounting Officer of the Company, and from June 2003 to January 2007, Mr. Pompa also served as Treasurer of the Company. From September 1994 to June 2003, Mr. Pompa was Vice President and Controller of the Company.
R. Kevin Matz, Age 63; Executive Vice President-Shared Services of the Company since December 2007 and Senior Vice President-Shared Services from June 2003 to December 2007. From April 1996 to June 2003, Mr. Matz served as Vice President and Treasurer of the Company and Staff Vice President-Financial Services of the Company from March 1993 to April 1996.
Maxine L. Mauricio, Age 50; General Counsel and Secretary of the Company since January 2016 and Executive Vice President since February 2021. Ms. Mauricio was a Senior Vice President of the Company from January 2016 to February 2021. From January 2012 to December 2015, Ms. Mauricio was Vice President and Deputy General Counsel of the Company, and from May 2002 to December 2011, she served as Assistant General Counsel of the Company. Prior to joining the Company, Ms. Mauricio was an associate at Ropes & Gray LLP.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock trades on the New York Stock Exchange under the symbol “EME.”
Holders. As of February 18, 2022, there were approximately 480 stockholders of record.
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
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes repurchases of our common stock made by us during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plan or Programs

October 1, 2021 to October 31, 2021	13,800	$114.95	13,800	$361,120,633
November 1, 2021 to November 30, 2021	47,466	$120.06	47,466	$355,421,942
December 1, 2021 to December 31, 2021	41,607	$120.49	41,607	$350,408,840
Total	102,873	$119.55	102,873
_________

(1)    In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.45 billion of our outstanding common stock. As of December 31, 2021, there remained authorization for us to repurchase approximately $350.4 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. Refer to Note 12 - Common Stock of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further information regarding our share repurchase program.

(2)    Excludes 1,518 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Description
We are one of the largest specialty contractors in the United States and a leading provider of electrical and mechanical construction and facilities services, building services, and industrial services. Our services are provided to a broad range of commercial, industrial, utility, and institutional customers through approximately 90 operating subsidiaries. Such operating subsidiaries are organized into the following reportable segments:
•United States electrical construction and facilities services;
•United States mechanical construction and facilities services;
•United States building services;
•United States industrial services; and
•United Kingdom building services.
For a more complete description of our operations, refer to Item 1. Business.
Our reportable segments reflect certain reclassifications of prior year amounts from our United States electrical construction and facilities services segment to our United States industrial services and our United States building services segments due to changes in our internal reporting structure aimed at realigning our service offerings. Consequently, we have included and updated the year-over-year discussion and analysis of results of operations for 2020 compared to 2019 to reflect these changes.
COVID-19 and Market Update
As a result of the COVID-19 pandemic, we experienced significant disruptions throughout calendar year 2020, which impacted our ability to execute on our remaining performance obligations in many of the markets in which we operate. The economic and operational impact of the pandemic, which were most acute during the second quarter of 2020, negatively affected our results of operations during such period and continued to impact portions of our business in 2021. However, our strong balance sheet and operational flexibility have allowed us to manage through the ongoing impacts of the pandemic while protecting our cash flow and liquidity.
Although the majority of our businesses have largely recovered from the financial impacts of the COVID-19 pandemic experienced in 2020, as evidenced by our consolidated performance and the growth in our remaining performance obligations, our United States industrial services segment continues to be negatively impacted by the lingering effects of the pandemic. The prolonged impacts of lower demand and the overall lagging recovery of the oil and gas market have resulted in customers of this segment canceling or deferring regularly scheduled maintenance projects, reducing capital spending, implementing various cost cutting measures, and closing certain of their facilities. Such customer actions continue to impact the demand for our service offerings within this segment.
We continue to monitor the short- and long-term impacts of the pandemic. While our employees and customers have adapted to a new work environment and there continues to be scientific, societal, and economic progress to address the effects of COVID-19, including the widespread availability of effective vaccines in the markets we serve, there remains significant uncertainty about the future impacts of the pandemic, or any resulting market disruption or volatility, including the potential effects on our operations. We continue to be cautiously optimistic about the markets in which we operate and the customers we serve; however, should there be a slowdown in economic activity due to surges in the number of cases, or an increase in variants of the virus that are more virulent, contagious, or against which current vaccines are less effective, it is possible that projects could be delayed or canceled or that we could experience access restrictions to our customers’ facilities, preventing us from performing maintenance and service projects. The extent to which our business and results of operations are impacted in future periods will also depend upon a number of other factors. These include the duration and extent of the pandemic; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to quarantine; the cost and/or disruption of testing that may be required of our employees either by customer requirements or government mandates; the extent, duration, and effective execution of government stabilization and recovery efforts; the widespread adoption and long-term efficacy of vaccines and the availability and efficacy of other treatments; our customers’ demand for our services; our ability to continue to safely and effectively operate in this environment; and the ability of our customers to pay us for services rendered.

While the emergency temporary standard requiring employers with 100 or more employees to ensure their workforce is fully vaccinated or to require unvaccinated workers to produce a negative test result on at least a weekly basis (the “ETS”) has been withdrawn by the Occupational Safety and Health Administration (“OSHA”), and Executive Order 14042 mandating vaccination for all federal contractors and subcontractors is currently stayed by the courts, it is unclear whether OSHA or another federal agency will mandate vaccination and/or testing. Costs related to any mandatory testing, including both the costs of tests and the costs to compensate employees for the time to undergo such testing, will likely represent a substantial expense to the Company, which could have a material adverse effect on our business, financial condition, and/or results of operations to the extent that a significant portion of our workforce does not choose to become vaccinated.
On January 10, 2022, the Biden Administration announced that it would require insurance companies and group health plans to cover the cost of at-home COVID-19 tests. As we are self-insured for employee-related healthcare claims, this new requirement could result in an additional expense for the Company. It is not possible at this time to determine the impact of this new requirement or whether it could have a material adverse effect on our financial condition and/or results of operations.
Supply chain disruptions, material shortages, or escalating commodity prices have and may continue to negatively impact our business. For example, we have experienced lead times significantly in excess of normal levels and have seen the effects of inflation through increases in commodity and material prices. Despite these challenges, to date, we have been able to manage our business through enhanced labor planning and project scheduling, increased pricing to the extent contractually permitted, and by leveraging our relationships with our suppliers and customers, resulting in only modest disruptions to our project and service work within the majority of our reportable segments. However, the impact of the COVID-19 pandemic on our vendors and the pricing and availability of materials or supplies utilized in our operations continues to evolve and may have an adverse impact on our operations in future periods. While we believe our remaining performance obligations are firm, customers may also slow decision-making, delay planned work, or seek to terminate existing agreements. Any of these events could have a material adverse effect on our business, financial condition, and/or results of operations.
2021 versus 2020
Overview
The following table presents selected financial data for the fiscal years ended December 31, 2021 and 2020 (in thousands, except percentages and per share data):

	2021	2020
Revenues	$9,903,580	$8,797,061
Revenues increase (decrease) from prior year	12.6%	(4.1)%
Gross profit	$1,501,737	$1,395,382
Gross profit as a percentage of revenues	15.2%	15.9%
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	$—	$232,750
Operating income	$530,800	$256,834
Operating income as a percentage of revenues	5.4%	2.9%
Net income attributable to EMCOR Group, Inc.	$383,532	$132,943
Diluted earnings per common share	$7.06	$2.40
Revenues of $9.90 billion for the year ended December 31, 2021 set a new annual record for the Company and represent an increase of 12.6% from revenues of $8.80 billion for the year ended December 31, 2020. As described in further detail below, we experienced revenue growth within all of our reportable segments.
Operating income for 2021 was $530.8 million, or 5.4% of revenues, compared to operating income of $256.8 million, or 2.9% of revenues, in 2020. Our operating results for the year ended December 31, 2020 included $232.8 million of non-cash impairment charges, which negatively impacted the Company’s operating margin for 2020 by approximately 270 basis points. Excluding the impact of such impairment charges on our 2020 results, operating income increased by $41.2 million for the year ended December 31, 2021, as a result of increased operating income contribution from all of our reportable segments, except for our United States industrial services segment, which continues to be impacted by the effect of adverse market conditions on the demand for its service offerings, as described in further detail below.
Net income of $383.5 million, or $7.06 per diluted share, for the year ended December 31, 2021, compares favorably to net income of $132.9 million, or $2.40 per diluted share, for the year ended December 31, 2020. While such increases were largely attributable to the growth in operating income referenced above, net income and diluted earnings per common share for the year ended December 31, 2021 also benefited from a more normalized income tax rate, as our tax rate in the prior year was negatively impacted by the non-cash impairment charges recorded in 2020, the majority of which were non-deductible for tax purposes. Our diluted earnings per share for 2021 additionally benefited from a reduced weighted average share count given the impact of common stock repurchases made by us throughout 2020 and 2021.

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
We acquired eight companies in 2021 for total consideration of $131.2 million. Such acquisitions include: (a) two companies, the results of operations of which were de minimis, included within our United States mechanical construction and facilities services segment, consisting of: (i) a company that provides mechanical services within the Southern region of the United States and (ii) a company that provides fire protection services in the Midwestern region of the United States, (b) two companies that provide electrical construction services for a broad array of customers in the Midwestern region of the United States, the results of operations of which have been included in our United States electrical construction and facilities services segment, and (c) four companies included within our United States building services segment, consisting of: (i) a company that provides mobile mechanical services across North Texas and (ii) three companies, the results of operations of which were de minimis, that bolster our presence in geographies where we have existing operations and provide either mobile mechanical services or building automation and controls solutions.
We acquired three companies in 2020 for total consideration of $50.3 million. Such acquisitions include: (a) a company that provides building automation and controls solutions within the Northeastern region of the United States, (b) a full service provider of mechanical services within the Washington, D.C. metro area, and (c) a company, the results of operations of which were de minimis, that provides mobile mechanical services in the Southern region of the United States. The results of operations for all three companies have been included within our United States building services segment.
Companies acquired in 2021 and 2020 generated incremental revenues of $196.3 million and incremental operating income of $4.0 million, inclusive of $11.5 million of amortization expense associated with identifiable intangible assets, for the year ended December 31, 2021.
Discussion and Analysis of Results of Operations
Revenues
The following table presents our revenues for each of our operating segments and the approximate percentages that each segment’s revenues were of total revenues for the years ended December 31, 2021 and 2020 (in thousands, except for percentages):

	2021	% of Total	2020	% of Total
Revenues from unrelated entities:
United States electrical construction and facilities services	$2,015,466	20%	$1,806,092	20%
United States mechanical construction and facilities services	3,922,864	40%	3,485,495	40%
United States building services	2,468,892	25%	2,134,016	24%
United States industrial services	986,407	10%	940,895	11%
Total United States operations	9,393,629	95%	8,366,498	95%
United Kingdom building services	509,951	5%	430,563	5%
Total operations	$9,903,580	100%	$8,797,061	100%

As described in more detail below, revenues for the year ended December 31, 2021 increased to $9.90 billion compared to $8.80 billion for the year ended December 31, 2020. The increase in revenues for the year ended December 31, 2021 was attributable to revenue growth within all of our reportable segments. Companies acquired in 2021 and 2020 generated incremental revenues of $196.3 million in 2021.
Revenues of our United States electrical construction and facilities services segment were $2,015.5 million for the year ended December 31, 2021 compared to revenues of $1,806.1 million for the year ended December 31, 2020. Excluding the impact of acquisitions, the increase in revenues of this segment for the year ended December 31, 2021 was primarily attributable to: (a) a resumption of project activity within certain major metropolitan areas, where work was previously postponed due to access restrictions caused by the various containment and mitigation measures mandated in the prior year by certain of our customers and/or governmental authorities in response to the COVID-19 pandemic, leading to: (i) an increase in commercial market sector revenues and (ii) greater short-duration project volumes in the current year, (b) an increase in public works projects in the Western region of the United States, resulting in greater revenue contribution from the institutional market sector, (c) revenue growth within the healthcare market sector, due to greater construction project activity in the Northeastern region of the United

States, and (d) an increase in telecommunication project activity within the commercial market sector. The results of this segment for the year ended December 31, 2021 included $93.1 million of incremental revenues generated by companies acquired in 2021. The revenue increases referenced above were partially offset by a reduction in revenues within the manufacturing and transportation market sectors due to the completion or substantial completion of certain projects in the Northeastern and Western regions of the United States.
Our United States mechanical construction and facilities services segment revenues for the year ended December 31, 2021 were $3,922.9 million, a $437.4 million increase compared to revenues of $3,485.5 million for the year ended December 31, 2020. The increase in this segment’s revenues for the year ended December 31, 2021 was attributable to revenue growth within the majority of the market sectors in which we operate, including: (a) the commercial market sector, driven by: (i) the continued build-out of our customers’ e-commerce supply chains, which has resulted in increased demand for our fire protection services within their warehousing and distribution facilities, (ii) continued growth in digital processing, cloud computing, and data storage, which has resulted in an increase in telecommunication construction project opportunities, and (iii) increased demand for our mechanical construction services by customers within the biotech, life-sciences, and pharmaceutical industries, as well as certain customers engaged in the production and development of electric vehicles and/or lithium batteries, (b) the healthcare market sector, due to increased mechanical system retrofits and installations as our healthcare customers seek to upgrade their existing facilities or build new facilities, (c) the manufacturing market sector, inclusive of certain large food processing projects, which began to accelerate during the second half of 2021, and (d) the water and wastewater market sector, given increased project activity within the Southern region of the United States. These increases were partially offset by the completion or substantial completion of certain projects within the institutional market sector, which resulted in a reduction of revenues within such sector during 2021.
Revenues of our United States building services segment were $2,468.9 million and $2,134.0 million for the years ended December 31, 2021 and 2020, respectively. Excluding incremental acquisition revenues within this segment’s mobile mechanical services division of $103.2 million, this segment’s revenue growth for the year ended December 31, 2021 was primarily attributable to: (a) greater project, service repair and maintenance, and building automation and controls activities within our mobile mechanical services operations, as well as an increase in project volume within our commercial site-based services operations, in both cases, partially as a result of a resumption in demand for certain of our service offerings when compared to the prior year, which was negatively impacted by the COVID-19 pandemic given the temporary closure of certain customer facilities, (b) a net increase in facilities maintenance contract revenues, partially as a result of new contract awards, (c) increased customer demand, stemming in part from the COVID-19 pandemic, for certain services aimed at either: (i) improving the indoor air quality or (ii) enhancing the cleaning protocols within their facilities, and (d) an increase in snow removal activity year-over-year within our commercial site-based services division.
Revenues of our United States industrial services segment for the year ended December 31, 2021 were $986.4 million, a $45.5 million increase compared to revenues of $940.9 million for the year ended December 31, 2020. The increase in this segment’s revenues for the year ended December 31, 2021 was attributable to greater revenues from both our field services and shop services operations during the second half of 2021, when compared to the same prior year period. While this segment’s revenues throughout the majority of both 2021 and 2020 were negatively impacted by the adverse market conditions within the oil and gas and related industrial markets, the impact on the demand for its service offerings was most severe during the second half of 2020, resulting in a favorable comparison in the current year. Although the demand for oil and other refined products has not returned to pre-pandemic levels, the oil and gas industry continues to recover and we remain cautiously optimistic that the demand for our traditional industrial services will continue to improve in future periods. Revenues of this segment for the year ended December 31, 2021 additionally benefited from the completion of a 200-megawatt solar project by certain subsidiaries of this segment during 2021.
Our United Kingdom building services segment revenues were $510.0 million in 2021 compared to $430.6 million in 2020. The increase in this segment’s revenues for the year ended December 31, 2021 was primarily a result of growth in project activities with existing customers, primarily within the commercial and water and wastewater market sectors, partially as a result of a resumption in demand as customers began to release projects which were previously deferred due to the uncertainty created by the COVID-19 pandemic. Similar to our United States building services segment, this segment additionally experienced increased revenues resulting from greater demand for services aimed at enhancing the cleaning protocols within its customers’ facilities in response to COVID-19. This segment’s revenues for the year ended December 31, 2021 were positively impacted by $34.6 million related to the effect of favorable exchange rates for the British pound versus the United States dollar.

Cost of sales and gross profit
The following table presents cost of sales, gross profit (revenues less cost of sales), and gross profit margin (gross profit as a percentage of revenues) for the years ended December 31, 2021 and 2020 (in thousands, except for percentages):

	2021	2020
Cost of sales	$8,401,843	$7,401,679
Gross profit	$1,501,737	$1,395,382
Gross profit margin	15.2%	15.9%
Our gross profit for the year ended December 31, 2021 was $1,501.7 million, a $106.4 million increase compared to gross profit of $1,395.4 million for the year ended December 31, 2020. The increase in gross profit for the year ended December 31, 2021 was predominately a result of increased gross profit contribution from our United States construction segments and our United States building services segment given greater revenue volume during 2021. In addition, we experienced an increase in gross profit within our United Kingdom building services segment due, in part, to both increased revenue and gross profit margin expansion when compared to 2020.
Our gross profit margin was 15.2% and 15.9% for 2021 and 2020, respectively. The decrease in gross profit margin for the year ended December 31, 2021 was predominantly attributable to a reduction in gross profit margin within all of our reportable segments, except for our United Kingdom building services segment. Refer to the operating income section below for further discussion regarding the operating performance of each of our reportable segments.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) for the years ended December 31, 2021 and 2020 (in thousands, except for percentages):

	2021	2020
Selling, general and administrative expenses	$970,937	$903,584
SG&A margin	9.8%	10.3%
Our selling, general and administrative expenses for the year ended December 31, 2021 were $970.9 million compared to selling, general and administrative expenses of $903.6 million for the year ended December 31, 2020. For the year ended December 31, 2021, selling, general and administrative expenses included $19.2 million of incremental expenses directly related to companies acquired in 2021 and 2020, including amortization expense attributable to identifiable intangible assets of $4.3 million. Excluding incremental expenses from businesses acquired, our selling, general and administrative expenses increased by $48.2 million for the year ended December 31, 2021. Such organic increase in selling, general and administrative expenses was primarily attributable to an increase in: (a) employee benefit costs, driven by greater medical claim activity related in part to the COVID-19 pandemic, (b) incentive compensation expense, predominantly within our United States construction segments and our United States building services segment given greater operating income when compared to the prior year, (c) salaries, as a result of: (i) an increase in headcount to support our organic revenue growth in the current year and (ii) the favorable impact in the prior year of certain short-term cost cutting measures enacted in response to the COVID-19 pandemic, including temporary furloughs and salary reductions, (d) computer hardware and software costs as a result of various information technology and cybersecurity initiatives currently in process, and (e) the provision for credit losses, within our United States industrial services segment, which included $5.8 million of expense associated with two customer bankruptcies during 2021.
Selling, general and administrative expenses as a percentage of revenues were 9.8% and 10.3% for 2021 and 2020, respectively. The decrease in SG&A margin for the year ended December 31, 2021 was a result of an increase in revenues without a commensurate increase in overhead costs, as we were able to leverage our existing overhead cost structure.
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets
During the second quarter of 2020, we identified certain indicators of impairment resulting from the COVID-19 pandemic and its impact on the oil and gas and related industrial markets. These adverse conditions resulted in lower forecasted revenue and operating margin expectations for those of our businesses that are highly dependent on the strength of such markets, resulting in the recognition, during 2020, of impairment charges totaling $232.8 million within our United States industrial services segment.

Despite the weaker results of our United States industrial services segment for the year ended December 31, 2021, when compared to historical periods, we did not identify any indicators of impairment in the current year, as the operating performance of this segment remained materially consistent with our near term expectations and forecasts. Further, we performed our annual impairment assessment as of October 1, 2021 and determined that the fair value of the industrial reporting unit remained in excess of its carrying value. However, a further deterioration in this segment’s operating performance, significant adverse changes to external market conditions or the assumptions utilized in our impairment tests, such as the weighted average cost of capital and our internal forecasts, if any, could result in the identification of future impairment indicators and potentially future goodwill impairment charges. It is not possible at this time to determine if any future impairment charge will result or, if it does, whether such charge would be material to our results of operations.
Operating income (loss)
The following table presents by segment our operating income (loss) and each segment’s operating margin (operating income (loss) as a percentage of such segment’s revenues) for the years ended December 31, 2021 and 2020 (in thousands, except for percentages):

	2021	% of Segment Revenues	2020	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$168,363	8.4%	$161,810	9.0%
United States mechanical construction and facilities services	319,112	8.1%	292,536	8.4%
United States building services	119,024	4.8%	114,159	5.3%
United States industrial services	(1,666)	(0.2)%	1,175	0.1%
Total United States operations	604,833	6.4%	569,680	6.8%
United Kingdom building services	27,998	5.5%	20,660	4.8%
Corporate administration	(102,031)	—	(98,542)	—
Restructuring expenses	—	—	(2,214)	—
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	—	—	(232,750)	—
Total operations	530,800	5.4%	256,834	2.9%
Other items:
Net periodic pension (cost) income	3,625		2,980
Interest expense	(6,071)		(9,009)
Interest income	949		1,521
Income before income taxes	$529,303		$252,326
As described in more detail below, operating income was $530.8 million, or 5.4% of revenues, for the year ended December 31, 2021, compared to operating income of $256.8 million, or 2.9% of revenues, for the year ended December 31, 2020. Our operating results for 2020 included $232.8 million of non-cash impairment charges, which negatively impacted the Company’s operating margin in 2020 by approximately 270 basis points. Excluding the impact of such impairment charges on our 2020 results, operating income increased by $41.2 million for the year ended December 31, 2021, as a result of increased operating income contribution from all of our reportable segments, except for our United States industrial services segment, which continues to be impacted by the effect of adverse market conditions on the demand for its service offerings. Companies acquired in 2021 and 2020, generated incremental operating income of $4.0 million, inclusive of $11.5 million of amortization expense associated with identifiable intangible assets, for the year ended December 31, 2021.
Operating income of our United States electrical construction and facilities services segment for the year ended December 31, 2021 was $168.4 million compared to operating income of $161.8 million for the year ended December 31, 2020. Companies acquired in 2021 contributed incremental operating income of $3.7 million, inclusive of $4.9 million of amortization expense associated with identifiable intangible assets. Excluding such acquisition contribution, operating income of this segment increased a modest $2.9 million for the year ended December 31, 2021. Gross profit gains from construction projects within the institutional and healthcare market sectors, primarily as a result of the revenue growth within these market sectors, as referenced above, were largely offset by gross profit declines within the transportation and manufacturing market sector, given the completion or close-out of certain projects in the prior year. Operating margins within this segment for the years ended December 31, 2021 and 2020 were 8.4% and 9.0%, respectively. The decrease in operating margin year-over-year was a result of a decline in this segment’s gross profit margin during 2021, predominantly within: (a) the commercial market sector, partially due to a change in the composition of project work performed period-over-period, and (b) the transportation market sector as the results for the prior year benefited from the successful close-out of several large construction projects within the Northeastern region of the United States.
Our United States mechanical construction and facilities services segment’s operating income for the year ended December 31, 2021 was $319.1 million, a $26.6 million increase compared to operating income of $292.5 million for the year ended December 31, 2020. The increase in operating income for 2021 was a result of an increase in gross profit from construction projects within the majority of the market sectors in which we operate, driven by increased revenue volume year-over-year. Operating margins within this segment for the years ended December 31, 2021 and 2020 were 8.1% and 8.4%, respectively. The 30 basis point reduction in this segment’s operating margin in 2021 was primarily a result of a decrease in gross profit margin within the manufacturing market sector as: (a) the results for the prior year benefited from the favorable close-out of several projects and (b) the results for the current year include increased revenues from certain large food processing projects, for which we are acting as the construction manager and therefore carry lower than average gross profit margins. This decrease in gross profit margin was partially offset by a reduction in the ratio of selling, general and administrative expenses to revenues given an increase in segment revenues without a commensurate increase in overhead costs.
Operating income of our United States building services segment for the year ended December 31, 2021 was $119.0 million, or 4.8% of revenues, compared to operating income of $114.2 million, or 5.3% of revenues, for the year ended December 31, 2020. The increase in this segment’s operating income for 2021 was primarily due to the resumption in demand for certain of our service offerings when compared to the prior year, which led to increased gross profit from project, service repair and maintenance, and building automation and controls activities within our mobile mechanical services operations, and project volumes within our commercial site-based services operations. In addition, gross profit for the year ended December 31, 2021 benefited from greater snow removal activity for our customers with whom we are contracted on a per snow event basis. Companies acquired in 2021 and 2020, which are included within this segment’s mobile mechanical services division, generated incremental operating income of approximately $0.7 million, inclusive of $6.2 million of amortization expense associated with identifiable intangible assets, during 2021. The 50 basis point reduction in operating margin for the year ended December 31, 2021 was attributable to a decrease in gross profit margin, partially offset by a reduction in the ratio of selling, general and administrative expenses to revenues as this segment was able to effectively leverage its overhead cost structure during this period of revenue growth. The decline in gross profit margin resulted from a less favorable mix of work within this segment’s mobile mechanical services division, including a greater number of fixed price capital projects, which traditionally have lower gross profit margins than the other service and repair offerings of this segment. Gross profit margin of this segment in 2021 was also negatively impacted by: (a) supply chain disruptions, including longer lead times for certain materials and equipment, which resulted in a greater amount of unabsorbed labor costs in instances where projects were delayed pending the receipt of materials, and (b) an escalation in fuel prices for its fleet of over 4,000 service vans, a portion of which we were unable to pass along to our customers.
Our United States industrial services segment reported an operating loss of $1.7 million for the year ended December 31, 2021 compared to operating income of $1.2 million for the year ended December 31, 2020. Operating margin of this segment was (0.2)% and 0.1% for 2021 and 2020, respectively. Despite the increase in annual revenues compared to full year 2020, this segment’s operating results continue to be negatively impacted by the adverse macroeconomic conditions within the oil and gas industry. For example, pricing pressure from the customers of this segment has resulted in a lower margin portfolio of work, and therefore a decrease in gross profit when compared to the prior year, within both our field services and shop services operations. In addition to the effect of lower gross profit, operating income of this segment was negatively impacted by an increase in the provision for credit losses, which included approximately $5.8 million of expense associated with two customer bankruptcies during 2021, which resulted in a 60 basis point reduction to this segment’s operating margin.
Our United Kingdom building services segment operating income for the year ended December 31, 2021 was $28.0 million, or 5.5% of revenues, which compares favorably to operating income of $20.7 million, or 4.8% of revenues, for the year ended December 31, 2020. The increase in this segment’s operating income and operating margin for 2021 was primarily a result of an increase in gross profit and gross profit margin from projects within the commercial market sector, partially offset by an increase in selling, general and administrative expenses to support the segment’s revenue growth. In addition, this segment’s operating income and operating margin for the year ended December 31, 2021 benefited from successful contract close-outs during 2021. This segment’s operating income was positively impacted by $2.1 million during 2021 related to the effect of favorable exchange rates for the British pound versus the United States dollar.

Our corporate administration expenses were $102.0 million for 2021 compared to $98.5 million in 2020. The increase in corporate administration expenses for the year ended December 31, 2021 was primarily due to: (a) an increase in employment costs, such as: (i) long-term incentive compensation expense given higher projected future operating results, as our expectations during 2020 were negatively impacted by the uncertainty created by the COVID-19 pandemic, and (ii) salaries, inclusive of certain non-recurring severance expenses associated with the continued realignment of our back office functions, and (b) a net increase in computer hardware, software, and consulting costs, as a result of various information technology and cybersecurity initiatives currently in process.
Other items
Interest expense was $6.1 million and $9.0 million for 2021 and 2020, respectively, and interest income was $0.9 million and $1.5 million for 2021 and 2020, respectively. The decrease in both interest expense and interest income for 2021 resulted from lower interest rates when compared to 2020. In addition, the decrease in interest expense was partially attributable to reduced average outstanding borrowings year-over-year.
Our income tax provision for the year ended December 31, 2021 was $145.6 million, based on an income tax rate of 27.5%, compared to an income tax provision and an income tax rate of $119.4 million and 47.3%, respectively, for the year ended December 31, 2020. Our income tax rate, and resulting income tax provision, for the year ended December 31, 2020 were impacted by the tax effect of the $232.8 million of non-cash goodwill, identifiable intangible asset, and other long-lived asset impairment charges recorded during 2020, the majority of which was non-deductible for tax purposes.
Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	December 31, 2021	% of Total	December 31, 2020	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,210,568	22%	$1,055,089	23%
United States mechanical construction and facilities services	3,320,359	59%	2,673,293	58%
United States building services	838,324	15%	618,353	13%
United States industrial services	111,838	2%	117,212	3%
Total United States operations	5,481,089	98%	4,463,947	97%
United Kingdom building services	118,208	2%	130,673	3%
Total operations	$5,599,297	100%	$4,594,620	100%
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
Our remaining performance obligations at December 31, 2021 were $5.60 billion compared to $4.59 billion at December 31, 2020. The increase in remaining performance obligations year-over-year was primarily attributable to an increase in remaining performance obligations within our United States construction segments, driven by the award of various construction projects within the majority of the market sectors in which we operate, most notably: (a) the commercial market sector, inclusive of certain semiconductor projects, (b) the manufacturing market sector, inclusive of several food processing projects, and (c) the healthcare, institutional, and water and wastewater market sectors. In addition, we experienced an increase in remaining performance obligations within our United States building services segment given increased project opportunities within its mobile mechanical services division and the award of several facilities maintenance contracts within its commercial site-based services division. Remaining performance obligations increased by $162.8 million as a result of acquisitions during 2021.
2020 versus 2019
Overview
The following table presents selected financial data for the fiscal years ended December 31, 2020 and 2019 (in thousands, except percentages and per share data):

	2020	2019
Revenues	$8,797,061	$9,174,611
Revenues (decrease) increase from prior year	(4.1)%	12.8%
Gross profit	$1,395,382	$1,355,868
Gross profit as a percentage of revenues	15.9%	14.8%
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	$232,750	$—
Operating income	$256,834	$460,892
Operating income as a percentage of revenues	2.9%	5.0%
Net income attributable to EMCOR Group, Inc.	$132,943	$325,140
Diluted earnings per common share	$2.40	$5.75
Revenues of $8.80 billion for the year ended December 31, 2020 decreased by 4.1% from revenues of $9.17 billion for the year ended December 31, 2019. As discussed in further detail below, such decrease in revenues was largely attributable to revenue declines within our United States industrial services segment, as a result of a decrease in demand for our service offerings within the oil and gas and related industrial markets given the negative macroeconomic conditions impacting these markets. In addition, we experienced a decrease in revenues within our United States electrical construction and facilities services segment, due to: (a) the effects of the COVID-19 pandemic on our operations during 2020, which resulted in: (i) a decrease in the number of short duration projects and (ii) project delays or access restrictions resulting from the various containment and mitigation measures mandated by certain of our customers and/or governmental authorities, and (b) a reduction in commercial market sector activities given the completion or substantial completion of several projects. These revenue declines were partially offset by revenue growth within our United States mechanical construction and facilities services segment and our United States building services segment, inclusive of the impact of businesses acquired, as discussed below, as well as an increase in revenues of our United Kingdom building services segment.
Operating income for 2020 was $256.8 million, or 2.9% of revenues, compared to operating income of $460.9 million, or 5.0% of revenues, in 2019. Our operating results for the year ended December 31, 2020 included $232.8 million of non-cash impairment charges within our United States industrial services segment, which negatively impacted the Company’s operating margin for 2020 by approximately 270 basis points. Excluding the impact of such impairments, operating income and operating margin for the twelve months ended December 31, 2020 increased by $28.7 million and 60 basis points, respectively, primarily as a result of favorable execution within our United States construction segments, as described in further detail below.
Net income of $132.9 million, or $2.40 per diluted share, for the year ended December 31, 2020, compares unfavorably to net income of $325.1 million, or $5.75 per diluted share, for the year ended December 31, 2019. The decline in both net income and diluted earnings per common share are a result of the aforementioned impairment charges and the related tax effects as the majority of such charges were non-deductible for tax purposes.

Impact of Acquisitions
We acquired three companies in 2020 for total consideration of $50.3 million. Such acquisitions include: (a) a company that provides building automation and controls solutions within the Northeastern region of the United States, (b) a full service provider of mechanical services within the Washington, D.C. metro area, and (c) a company, the results of operations of which were de minimis, that provides mobile mechanical services in the Southern region of the United States. The results of operations for all three companies have been included within our United States building services segment.
On November 1, 2019, we completed the acquisition of Batchelor & Kimball, Inc. (“BKI”), a leading full service provider of mechanical construction and maintenance services, for total consideration of $220.3 million. This acquisition strengthens our position and broadens our capabilities in the Southern and Southeastern regions of the United States, and the results of its operations have been included within our United States mechanical construction and facilities services segment. In addition to BKI, during 2019, we completed six other acquisitions for total consideration of $85.4 million. Such acquisitions include: (a) a company that provides electrical contracting services in central Iowa, the results of operations of which have been included within our United States electrical construction and facilities services segment, (b) a company that provides mechanical contracting services in south-central and eastern Texas, the results of operations of which have been included within our United States mechanical construction and facilities services segment, and (c) four companies included within our United States building services segment, consisting of: (i) a company that provides mobile mechanical services in the Southern region of the United States and (ii) three companies, the results of operations of which were de minimis, which bolster our presence in geographies where we have existing operations and provide either mobile mechanical services or building automation and controls solutions.
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
The following table presents our revenues for each of our operating segments and the approximate percentages that each segment’s revenues were of total revenues for the years ended December 31, 2020 and 2019 (in thousands, except for percentages):

	2020	% of Total	2019	% of Total
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,806,092	20%	$1,961,798	21%
United States mechanical construction and facilities services	3,485,495	40%	3,340,337	36%
United States building services	2,134,016	24%	2,121,661	23%
United States industrial services	940,895	11%	1,327,556	15%
Total United States operations	8,366,498	95%	8,751,352	95%
United Kingdom building services	430,563	5%	423,259	5%
Total operations	$8,797,061	100%	$9,174,611	100%

As described in more detail below, revenues for the year ended December 31, 2020 decreased to $8.80 billion compared to $9.17 billion for the year ended December 31, 2019. Revenue declines within our United States industrial services segment, as a result of a decrease in demand for our service offerings within the oil and gas and related industrial markets, and our United States electrical construction and facilities services segment, as described in further detail below, were partially offset by revenue growth within our United States mechanical construction and facilities services segment, our United States building services segment, and our United Kingdom building services segment. Companies acquired in 2020 and 2019, which are reported in our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment and our United States building services segment, generated incremental revenues of $269.6 million in 2020.
Revenues of our United States electrical construction and facilities services segment were $1,806.1 million for the year ended December 31, 2020 compared to revenues of $1,961.8 million for the year ended December 31, 2019. The decrease in revenues was attributable to: (a) the effects of the COVID-19 pandemic on our operations during 2020, which resulted in: (i) a decrease in the number of short duration projects and (ii) project delays or access restrictions resulting from the various containment and mitigation measures mandated by certain of our customers and/or governmental authorities, and (b) a decline in revenues from construction projects within the commercial market sector, as a result of the completion or substantial completion of several projects. The results for the year ended December 31, 2020 included $25.4 million of incremental revenues generated by a company acquired in 2019.
Our United States mechanical construction and facilities services segment revenues for the year ended December 31, 2020 were $3,485.5 million, a $145.2 million increase compared to revenues of $3,340.3 million for the year ended December 31, 2019. The results for the year ended December 31, 2020 included $188.8 million of incremental revenues generated by companies acquired in 2019. Excluding the impact of acquisitions, revenues of this segment decreased by $43.7 million, primarily as a result of a decline in revenues from: (a) the manufacturing market sector, inclusive of certain large food processing construction projects, and (b) several telecommunications and technology projects. Similar to our United States electrical construction and facilities services segment, revenues of this segment were also negatively impacted by the effects of the COVID-19 pandemic during 2020, which resulted in project delays and temporary job site shutdowns, as well as a decrease in the number of short duration projects. These revenue reductions were partially offset by increased revenues from the majority of the remaining market sectors in which we operate, most notably the institutional, transportation, and commercial market sectors.
Revenues of our United States building services segment were $2,134.0 million and $2,121.7 million for the years ended December 31, 2020 and 2019, respectively. Excluding acquisition revenues of $55.4 million, this segment’s revenues decreased by approximately $43.0 million during the year ended December 31, 2020. Such reduction in revenues was primarily attributable to: (a) decreased project and controls activities within our mobile mechanical services operations, largely as a result of the impact of the COVID-19 pandemic during 2020, which resulted in fewer project opportunities given the temporary closure of certain customer facilities, (b) decreased large project activity within our energy services operations, primarily as a result of the completion of certain projects which were active in 2019, and (c) the loss of certain contracts not renewed pursuant to rebid within our government services business. These revenue declines were partially offset by increased customer demand for certain services aimed at improving the indoor air quality within their facilities as well as an increase in revenues within our commercial site-based services operations, as a result of new contract awards and scope expansion on certain contracts with existing customers.
Revenues of our United States industrial services segment for the year ended December 31, 2020 were $940.9 million, a $386.7 million decrease compared to revenues of $1,327.6 million for the year ended December 31, 2019. Revenues of this segment for the year ended December 31, 2020 were negatively impacted by adverse market conditions including unprecedented volatility in the price of crude oil, largely as a result of a decline in demand caused by the COVID-19 pandemic. Such macroeconomic conditions led to a decrease in demand for our services, which resulted in: (a) a decrease in maintenance and capital project activity within our field services operations and (b) a reduction in new build heat exchanger sales and a decrease in maintenance, repair, and hydro blast cleaning services within our shop services operations. In addition, revenues for the year ended December 31, 2020 were negatively impacted by project stoppages resulting from hurricanes, including certain named storms, within the Gulf Coast region.
Our United Kingdom building services segment revenues were $430.6 million in 2020 compared to $423.3 million in 2019. The year-over-year increase in revenues within this segment was primarily attributable to: (a) an increase in revenues from new maintenance contract awards within the commercial market sector, and (b) increased project activity with existing customers, primarily within the water and wastewater market sector, despite reduced opportunities for project work brought upon by the temporary closure of certain customer facilities and the temporary suspension of capital spending as a result of the COVID-19 pandemic in the first half of 2020. This segment’s revenues during 2020 were positively impacted by $2.3 million related to the effect of favorable exchange rates for the British pound versus the United States dollar.
Cost of sales and gross profit
The following table presents cost of sales, gross profit, and gross profit margin for the years ended December 31, 2020 and 2019 (in thousands, except for percentages):

	2020	2019
Cost of sales	$7,401,679	$7,818,743
Gross profit	$1,395,382	$1,355,868
Gross profit margin	15.9%	14.8%
Our gross profit for the year ended December 31, 2020 was $1,395.4 million, a $39.5 million increase compared to gross profit of $1,355.9 million for the year ended December 31, 2019. Our gross profit margin was 15.9% and 14.8% for 2020 and 2019, respectively. The increase in gross profit and gross profit margin for the year ended December 31, 2020 was predominantly a result of improved operating performance within both of our United States construction segments, as described in further detail below, despite the challenges brought on by the COVID-19 pandemic.

Selling, general and administrative expenses
The following table presents selling, general and administrative expenses and SG&A margin, for the years ended December 31, 2020 and 2019 (in thousands, except for percentages):

	2020	2019
Selling, general and administrative expenses	$903,584	$893,453
SG&A margin	10.3%	9.7%
Our selling, general and administrative expenses for the year ended December 31, 2020 were $903.6 million compared to selling, general and administrative expenses of $893.5 million for the year ended December 31, 2019. For the year ended December 31, 2020, selling, general and administrative expenses included $29.6 million of incremental expenses directly related to companies acquired in 2020 and 2019, including amortization expense attributable to identifiable intangible assets of $9.5 million. Excluding incremental expenses from businesses acquired, our selling, general and administrative expenses for 2020 decreased by $19.4 million, primarily as a result of certain cost reductions resulting from, or actions taken in response to, the COVID-19 pandemic, including: (a) a reduction in certain discretionary spending, such as travel and entertainment costs, (b) a decrease in salary expense due to: (i) a reduction in headcount, resulting from lower revenues than in the same 2019 period, and (ii) certain short-term cost cutting measures, including temporary furloughs and salary reductions, and (c) a decrease in employee benefit costs, partially due to a decline in medical claims. These cost reductions were partially offset by an increase in incentive compensation expense, predominantly within our United States mechanical construction and facilities services segment, due to improved operating performance by several of our subsidiaries when compared to 2019.
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
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets
During the second quarter of 2020, we identified certain indicators of impairment resulting from the uncertainties caused by the COVID-19 pandemic and the significant volatility in the price of crude oil. These uncertainties resulted in lower forecasted revenue and operating margin expectations for those of our businesses that are highly dependent on the strength of the oil and gas and related industrial markets, resulting in the recognition, during 2020, of impairment charges totaling $232.8 million within our United States industrial services segment.
Operating income (loss)
The following table presents by segment our operating income (loss) and each segment’s operating margin for the years ended December 31, 2020 and 2019 (in thousands, except for percentages):

	2020	% of Segment Revenues	2019	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$161,810	9.0%	$147,817	7.5%
United States mechanical construction and facilities services	292,536	8.4%	225,040	6.7%
United States building services	114,159	5.3%	115,432	5.4%
United States industrial services	1,175	0.1%	57,529	4.3%
Total United States operations	569,680	6.8%	545,818	6.2%
United Kingdom building services	20,660	4.8%	18,323	4.3%
Corporate administration	(98,542)	—	(101,726)	—
Restructuring expenses	(2,214)	—	(1,523)	—
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	(232,750)	—	—	—
Total operations	256,834	2.9%	460,892	5.0%
Other items:
Net periodic pension (cost) income	2,980		1,553
Interest expense	(9,009)		(13,821)
Interest income	1,521		2,265
Income before income taxes	$252,326		$450,889

As described in more detail below, operating income was $256.8 million, or 2.9% of revenues, for the year ended December 31, 2020, compared to operating income of $460.9 million, or 5.0% of revenues, for the year ended December 31, 2019. Our operating results for 2020 included $232.8 million of non-cash impairment charges, which negatively impacted the Company’s operating margin in 2020 by approximately 270 basis points. Excluding the impact of such impairment charges on our 2020 results, operating income and operating margin for the year ended December 31, 2020 increased by $28.7 million and 60 basis points, primarily as a result of favorable execution within our United States construction segments. Companies acquired in 2020 and 2019, which are reported in our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, and our United States building services segment, generated incremental operating income of $15.4 million, inclusive of $16.0 million of amortization expense associated with identifiable intangible assets, for the year ended December 31, 2020.
Operating income of our United States electrical construction and facilities services segment for the year ended December 31, 2020 was $161.8 million, or 9.0% of revenues, compared to operating income of $147.8 million, or 7.5% of revenues, for the year ended December 31, 2019. A company acquired in 2019 contributed incremental operating income of $1.6 million, inclusive of $0.1 million of amortization expense associated with identifiable intangible assets, during 2020. The year-over-year increase in operating income and operating margin was largely attributable to an increase in gross profit and gross profit margin given favorable project execution and a more profitable mix of work within this segment during 2020. Improved profitability was experienced within: (a) the commercial market sector, inclusive of several telecommunication construction projects, despite the decrease in revenues within such market sector, (b) the manufacturing market sector, and (c) the transportation market sector, due to the successful completion or close-out of certain projects. These gross profit gains were partially offset by a reduction in gross profit from short duration project activities, given the effects of the COVID-19 pandemic, which led to fewer short duration project opportunities. Operating income of this segment for the year ended December 31, 2020 additionally benefited from a reduction in selling, general and administrative expenses, including a curtailment in certain discretionary spending, such as travel and entertainment costs, and a decrease in employee benefit costs, resulting from a decline in medical claims.
Our United States mechanical construction and facilities services segment’s operating income for the year ended December 31, 2020 was $292.5 million, a $67.5 million increase compared to operating income of $225.0 million for the year ended December 31, 2019. Companies acquired in 2019 contributed incremental operating income of $9.3 million, inclusive of $12.7 million of amortization expense associated with identifiable intangible assets for the year ended December 31, 2020. Excluding the impact of businesses acquired, annual operating income of this segment increased by approximately $58.2 million. Despite the disruption caused by the COVID-19 pandemic during 2020, our United States mechanical construction and facilities services segment experienced an increase in gross profit from construction projects within the majority of the market sectors in which we operate. Operating margins within this segment for the years ended December 31, 2020 and 2019 were 8.4% and 6.7%, respectively. The year-over-year increase in operating margin for this segment was attributable to an increase in gross profit margin, primarily within: (a) the manufacturing market sector, driven by certain large food processing construction projects, and (b) the commercial market sector, inclusive of a number of technology and semiconductor projects, which reached substantial completion during the year. The increases in gross profit and gross profit margin were partially offset by an increase in selling, general and administrative expenses, as well as the ratio of selling, general and administrative expenses to revenues, largely as a result of an increase in incentive compensation expense due to the improved year-over-year operating performance and an increase in amortization expense associated with identifiable intangible assets resulting from companies acquired in 2019.
Operating income of our United States building services segment was $114.2 million in 2020, compared to $115.4 million in 2019. Operating margin of this segment was 5.3% and 5.4% for 2020 and 2019, respectively. Companies acquired in 2020, which are included within this segment’s mobile mechanical services division, contributed incremental operating income of $4.5 million, inclusive of $3.2 million of amortization expense associated with identifiable intangible assets. The decrease in segment operating income for the year ended December 31, 2020 was primarily due to a decrease in gross profit resulting from: (a) a reduction in large project activity within our energy services operations, and (b) when excluding the impact of acquired businesses, reduced project and controls activities within our mobile mechanical services operations, largely as a result of the temporary closure of certain customer facilities impacted by the COVID-19 pandemic. These gross profit reductions were partially offset by increased gross profit from service repair and maintenance activities within our mobile mechanical services operations, partially as a result of increased customer demand for certain services aimed at improving the indoor air quality within their facilities. Operating income of this segment additionally benefited from an overall decrease in selling, general and administrative expenses due to certain cost reduction measures enacted during 2020.

Our United States industrial services segment’s operating income for the year ended December 31, 2020 was $1.2 million, or 0.1% of revenues, compared to $57.5 million, or 4.3% of revenues, for the year ended December 31, 2019. As previously referenced, this segment’s results for the year ended December 31, 2020 were severely impacted by adverse macroeconomic factors impacting the oil and gas industry. As a result of such conditions, this segment experienced a reduction in gross profit from both our field services and shop services operations due to: (a) a decrease in demand for our service offerings, (b) the deferral, curtailment, or cancellation of previously scheduled projects with certain customers, and (c) an unfavorable mix of work, which included a greater number of projects with lower than typical gross profit margins. The aforementioned decrease in gross profit was partially offset by a reduction in selling, general and administrative expenses during the year, including: (a) incentive compensation and salaries, (b) employee benefit costs, and (c) certain discretionary spending, such as travel and entertainment costs. The decrease in operating margin for the year ended December 31, 2020 was attributable to a decrease in gross profit margin resulting from the above noted factors, as well as an increase in the ratio of selling, general and administrative expenses to revenues due to a decrease in revenue without a commensurate decrease in certain of this segment’s fixed overhead costs.
Our United Kingdom building services segment’s operating income for the year ended December 31, 2020 was $20.7 million, or 4.8% of revenues, which compares favorably to operating income of $18.3 million, or 4.3% of revenues, for the year ended December 31, 2019. The increase in annual operating income of this segment was primarily a result of incremental gross profit from new maintenance contract awards. Exchange rate movements for the British pound versus the United States dollar did not have a significant impact on this segment’s operating income for the twelve months ended December 31, 2020. The year-over-year increase in this segment’s operating margin was attributable to an increase in gross profit margin, primarily as a result of a more favorable mix of work, and a decrease in the ratio of selling, general and administrative expenses to revenues.
Our corporate administration expenses were $98.5 million for 2020 compared to $101.7 million in 2019. The decrease in corporate administration expenses for the year ended December 31, 2020 was primarily due to: (a) a decrease in long-term incentive compensation expense, (b) a decrease in salary expense as a result of: (i) certain short-term cost cutting measures, including temporary furloughs and salary reductions, and (ii) permanent headcount reductions resulting from the realignment of certain of our back office functions, (c) curtailment in certain discretionary spending, such as travel and entertainment costs, and (d) a reduction in professional fees.
Other items
Interest expense was $9.0 million and $13.8 million for 2020 and 2019, respectively. Interest income was $1.5 million and $2.3 million for 2020 and 2019, respectively. The decrease in both interest expense and interest income for 2020 resulted from lower interest rates. The decrease in interest expense was partially offset by the impact of higher average outstanding borrowings during 2020.
Our income tax provision for the year ended December 31, 2020 was $119.4 million based on an income tax rate of 47.3%, compared to an income tax provision and an income tax rate of $125.7 million and 27.9%, respectively, for the year ended December 31, 2019. Our income tax rate and income tax provision for 2020 were impacted by the tax-effect of the $232.8 million of non-cash goodwill, identifiable intangible asset, and other long-lived asset impairment charges recorded during 2020, the majority of which was non-deductible for tax purposes.

Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources, as well as our primary liquidity requirements and sources and uses of cash.
We are focused on the efficient conversion of operating income into cash to provide for the Company’s material cash requirements, including working capital needs, investment in our growth strategies through business acquisitions and capital expenditures, satisfaction of contractual commitments, including principal and interest payments on our outstanding indebtedness, and shareholder return through dividend payments and share repurchases. We strive to maintain a balanced approach to capital allocation in order to achieve growth, deliver value, and minimize risk.
Management monitors financial markets and overall economic conditions for factors that may affect our liquidity and capital resources and adjusts our capital allocation strategy as necessary. For example, the uncertainty brought on by the COVID-19 pandemic in 2020 resulted in the temporary suspension of acquisition and share repurchase activity, during portions of such year, while we focused on maintaining operational flexibility. Negative macroeconomic trends could have an adverse effect on future liquidity if we experience delays in the payment of outstanding receivables beyond normal payment terms, an increase in credit losses, or significant increases in the price of commodities or the materials and equipment utilized for our project and service work. In addition, during economic downturns, there have typically been fewer small discretionary projects from the private sector and our competitors have aggressively bid larger long-term infrastructure and public sector contracts. Our liquidity is also impacted by: (a) the type and length of construction contracts in place, as performance of long duration contracts typically requires greater amounts of working capital, (b) the level of turnaround activities within our United States industrial services segment, as such projects are billed in arrears pursuant to contractual terms that are standard within the industry, and (c) the billing terms of our maintenance contracts, including those within our United States and United Kingdom building services segments. While we strive to negotiate favorable billing terms, which allow us to invoice in advance of costs incurred on certain of our contracts, there can be no assurance that such terms will be agreed to by our customers.
As of December 31, 2021, we had cash and cash equivalents, excluding restricted cash, of $821.3 million, which are maintained in highly liquid investments with original maturity dates of three months or less. Both our short-term and long-term liquidity requirements are expected to be met through our cash and cash equivalent balances, cash generated from our operations, and, if necessary, the borrowing capacity under our revolving credit facility. Our credit agreement provides for a $1.30 billion revolving credit facility, for which there is $1.23 billion of available capacity as of December 31, 2021. Refer to Note 9 - Debt of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further information regarding our credit agreement. Based upon our current credit rating and financial position, we can also reasonably expect to be able to secure long-term debt financing if required to achieve our strategic objectives; however, no assurances can be made that such debt financing will be available on favorable terms. We believe that we have sufficient financial resources available to meet our short-term and foreseeable long-term liquidity requirements.
Cash Flows
The following table presents our net cash provided by (used in) operating activities, investing activities, and financing activities (in thousands):

	2021	2020
Net cash provided by operating activities	$318,817	$806,366
Net cash used in investing activities	$(153,076)	$(94,863)
Net cash used in financing activities	$(245,456)	$(171,907)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(80,994)	$543,642
For the year ended December 31, 2021, our cash balance, including cash equivalents and restricted cash, decreased by approximately $81.0 million from $903.6 million as of December 31, 2020 to $822.6 million as of December 31, 2021. Changes in our cash position from December 31, 2020 to December 31, 2021 are described in further detail below. For a discussion of the changes in our cash position from December 31, 2019 to December 31, 2020, refer to the Liquidity and Capital Resources section included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2020.
Operating Activities – Operating cash flows generally represent our net income as adjusted for certain non-cash items and changes in assets and liabilities. For 2021, net cash provided by operating activities was approximately $318.8 million compared to approximately $806.4 million of net cash provided by operating activities in 2020.
The $487.5 million decrease in operating cash flows during 2021, when compared to 2020, was primarily attributable to strong organic revenue growth in the current year, which resulted in an increase in working capital balances, most notably accounts receivable and contract assets. In addition, operating cash flow in 2020 benefited from the deferral of approximately

$117.5 million of certain non-income based taxes resulting from various government measures enacted in response to the COVID-19 pandemic, of which approximately $66 million was repaid in 2021.
Investing Activities – Investing cash flows consist primarily of payments for the acquisition of businesses, capital expenditures, and proceeds from the sale or disposal of property, plant, and equipment. For 2021, we utilized approximately $153.1 million of cash for investing activities compared to $94.9 million in 2020. The increase in investing cash flows year-over-year was primarily driven by a $67.9 million increase in payments for acquisitions, partially offset by a $11.8 million reduction in capital expenditures.
Financing Activities – Financing cash flows consist primarily of the issuance and repayment of short-term and long-term debt, repurchases of common stock, payment of dividends to stockholders, and the issuance of common stock through certain employee equity plans. Net cash used in financing activities for 2021 was $245.5 million compared to $171.9 million in 2020.
The increase in cash used in financing activities in 2021, when compared to 2020, was primarily due to an $83.0 million increase in funds used for the repurchase of our common stock. During the year ended December 31, 2021, cash payments related to share repurchases were $195.5 million compared to $112.6 million for the year ended December 31, 2020. The timing of repurchases is at management’s discretion subject to securities laws and other legal requirements and will depend upon several factors, including market and business conditions, future liquidity, share price, and share availability, among others. The repurchase program has been and will be funded from our operations. For additional detail regarding our share repurchase program, refer to Note 12 - Common Stock of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
Throughout 2021, we paid a quarterly dividend of $0.13 per share compared to a quarterly dividend of $0.08 per share during 2020. For the years ended December 31, 2021 and 2020, cash payments related to dividends were $28.2 million and $17.7 million, respectively. Our credit agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay a quarterly dividend of $0.13 per share for the foreseeable future.
Material Cash Requirements from Contractual and Other Obligations
As of December 31, 2021, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
Outstanding Debt and Interest Payments – As of December 31, 2021, the amount outstanding under our term loan was $256.7 million. Based on our outstanding balance, we are required to make annual principal payments of $13.9 million on December 31 of each year until maturity. Any remaining unpaid principal is due on March 2, 2025, when the credit agreement governing our term loan expires. We have no direct borrowings outstanding under our revolving credit facility. In addition to annual principal payments, we are required to make quarterly interest payments on our outstanding indebtedness. Future interest payments will be determined based on prevailing interest rates during that time. Refer to Note 9 - Debt of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further detail of our debt obligations, including our term loan and revolving credit facility.
Operating and Finance Leases – In the normal course of business, we lease real estate, vehicles, and equipment under various arrangements which are classified as either operating or finance leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $317.8 million at December 31, 2021, with $69.0 million payable within the next 12 months. Refer to Note 16 - Leases of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further detail surrounding our lease obligations and the timing of expected future payments.
Open Purchase Obligations – As of December 31, 2021, we had $1.73 billion of open purchase obligations, of which payments totaling approximately $1.50 billion are expected to become due within the next 12 months. These obligations represent open purchase orders to suppliers and subcontractors related to our construction and services contracts. These purchase orders are not reflected in the Consolidated Balance Sheets and are not expected to impact future liquidity as amounts should be recovered through customer billings.
Insurance Obligations – As described in further detail in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, we have loss payment deductibles and/or self-insured retentions for certain insurance matters. As of December 31, 2021, our insurance liabilities, net of estimated recoveries, were $178.6 million. Of this net amount, approximately $35.2 million is estimated to be payable within the next 12 months. Due to many uncertainties inherent in resolving these matters, it is not practical to estimate these payments beyond such period.

Retirement Plan Obligations – As of December 31, 2021, expected future payments relating to our defined benefit post retirement plans were approximately $4.6 million per year. We provide funding to our post retirement plans based on at least the minimum funding required by applicable regulations. In determining the minimum funding required, we utilize current actuarial assumptions and exchange rates to forecast amounts that may be payable. In our judgment, minimum funding estimates cannot be reliably estimated beyond a five-year time horizon. Refer to Note 14 - Retirement Plans of the notes to consolidated financial statements in Item 8. Financial Statements and Supplementary Data for further information about our post retirement plans.
Deferred Payroll Taxes – The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) allowed U.S. companies to defer the employer’s portion of social security taxes between March 27, 2020 and December 31, 2020. Our first installment of these deferred social security taxes, totaling approximately $51 million, was paid in the fourth quarter of 2021 and our second installment of approximately $51 million is expected to be paid in the fourth quarter of 2022.
Contingent Consideration Liabilities – We have incurred liabilities related to contingent consideration arrangements associated with certain acquisitions, payable in the event discrete performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The aggregate amount of these liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance during such post-acquisition periods, and accretion in present value. As of December 31, 2021, the present value of expected future payments relating to these contingent consideration arrangements was $11.8 million. Of this amount, $5.6 million is estimated as being payable during 2022, with the remainder due substantially during 2023.
In addition, material cash requirements for other potential obligations, for which we cannot reasonably estimate future payments, include the following:
Legal Proceedings – We are involved in several legal proceedings in which damages and claims have been asserted against us. While litigation is subject to many uncertainties and the outcome of litigation is not predictable with assurance, we do not believe that any such matters will have a material adverse effect on our financial position, results of operations, or liquidity. Refer to Note 15 - Commitments and Contingencies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information regarding legal proceedings.
Multiemployer Benefit Plans – In addition to our Company sponsored benefit plans, we participate in certain multiemployer pension and other post retirement plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining agreements. During 2021, 2020, and 2019, contributions made to these plans were $396.5 million, $360.2 million, and $369.0 million, respectively; however, our future contributions to the multiemployer plans are dependent upon a number of factors. Amounts of future contributions that we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated. Refer to Note 14 - Retirement Plans of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information regarding these multiemployer benefit plans.
Off-Balance Sheet Arrangements and Other Commercial Commitments
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of December 31, 2021, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.5 billion, which represents approximately 26% of our total remaining performance obligations.
Surety bonds expire at various times ranging from final completion of a project to a period extending beyond contract completion in certain circumstances. Such amounts can also fluctuate from period to period based upon the mix and level of our bonded operating activity. For example, public sector contracts require surety bonds more frequently than private sector contracts and, accordingly, our bonding requirements typically increase as the amount of our public sector work increases. Our estimated maximum exposure as it relates to the value of the surety bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a surety bond generally extinguishes concurrently with the expiration of its related contractual obligation.
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds or letters of credit may be issued as collateral for certain insurance obligations. As of December 31, 2021, we satisfied approximately $48.1 million and $71.2 million of the collateral requirements of our insurance programs by utilizing surety bonds and letters of credit, respectively. All such letters of credit were issued under our revolving credit facility, therefore reducing the available capacity under such facility.

We are not aware of any losses in connection with surety bonds that have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.
From time to time, we discuss with our current and other surety bond providers the amounts of surety bonds that may be available to us based on our financial strength and the absence of any default by us on any surety bond issued on our behalf and believe those amounts are currently adequate for our needs. However, if we experience changes in our bonding relationships or if there are adverse changes in the surety industry, we may: (a) seek to satisfy certain customer requests for surety bonds by posting other forms of collateral in lieu of surety bonds, such as letters of credit, parent company guarantees, or cash, in order to convince customers to forego the requirement for surety bonds, (b) increase our activities in our businesses that rarely require surety bonds, and/or (c) refrain from bidding for certain projects that require surety bonds.
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
Other Items
To help mitigate the impacts of greenhouse gas emissions on climate change, EMCOR has established initial carbon-based fuel consumption and greenhouse gas emission reduction targets, and will continue to refine such targets as necessary. Although to date we have not incurred any material costs or capital expenditures associated with achieving our targets, we could be required to expend amounts in future periods as we continue to work towards our goals. During 2021, EMCOR purchased carbon credits totaling nearly 25,000 metric tonnes, for approximately $0.3 million. It is not possible, at this time, to estimate the impact that future costs and/or capital expenditures may have on our business, financial condition, results of operations, or liquidity.
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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements is based on the application of significant accounting policies, which require management to make estimates and assumptions. Our significant accounting policies are described further in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. We base our estimates on historical experience, known or expected trends, third-party valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. There have been no significant changes to our critical accounting policies or methods for the year ended December 31, 2021. We believe the following critical accounting policies govern the more significant judgments and estimates used in the preparation of our financial statements.
Revenue Recognition from Contracts with Customers
For our construction contracts, revenue is generally recognized over time as our performance creates or enhances an asset that the customer controls as it is created or enhanced. Our fixed price construction projects generally use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. For our unit price construction contracts, progress towards complete satisfaction is measured through an output method, such as the number of units produced or delivered, when our performance does not produce significant amounts of work in process or finished goods prior to complete satisfaction of such performance obligations.

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
The nature of our contracts gives rise to several types of variable consideration, including pending change orders and claims; contract bonuses and incentive fees; and liquidated damages and penalties. We recognize revenue for such variable consideration when it is probable, in our judgment, that a significant future reversal in the amount of cumulative revenue recognized under the contract will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company estimates the amount of variable consideration to be included in the transaction price utilizing one of two prescribed methods, depending on which method better predicts the amount of consideration to which the entity will be entitled.
Due to uncertainties inherent in the estimation process, as well as the significant judgment involved in determining variable consideration, it is possible that estimates of costs to complete a performance obligation, and/or our estimates of transaction prices, will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, or changes in the estimate of transaction prices, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made.
During each of the years ended December 31, 2021, 2020, and 2019, there were no changes in total estimated costs that had a significant impact on our operating results. Additionally, there were no significant amounts of revenue recognized during the years ended December 31, 2021 or 2019 related to performance obligations satisfied in prior periods. During the year ended December 31, 2020, we recognized revenue of $6.1 million associated with the final settlement of contract value for two projects within our United States electrical construction and facilities services segment that were completed or substantially completed in prior periods. For each of the years ended December 31, 2021, 2020, and 2019, there were no significant reversals of revenue recognized associated with the revision of transaction prices.
Due to the significant judgments utilized in the estimation process described above, if subsequent actual results and/or updated assumptions, estimates, or projections related to our underlying project positions were to change from those utilized at December 31, 2021, it could result in a material impact to our results of operations. For example, a 50 basis point increase or decrease in the estimated gross profit margin on our uncompleted construction projects, in the aggregate, as a result of a revision in estimated costs to complete a performance obligation or a revision in estimated transaction price, would have resulted in an increase or decrease to operating income of approximately $60 million for the year ended December 31, 2021.
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
At December 31, 2021 and 2020, our accounts receivable of $2,204.5 million and $1,922.1 million, respectively, were recorded net of allowances for credit losses of $23.5 million and $18.0 million, respectively. The increase in our allowance for credit losses was predominantly attributable to our evaluation of specific outstanding receivables within our United States industrial services segment. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. The provision for credit losses during 2021, 2020, and 2019 amounted to approximately $8.0 million, $3.3 million, and $2.6 million, respectively.
Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our allowances for credit losses. For example, if economic conditions were to significantly deteriorate, such as to those experienced during the last global financial crisis, the portion of our allowance for credit losses, which is estimated based on our historical credit loss experience, could increase by up to approximately $13.0 million.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on the Consolidated Balance Sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences, and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims increased by $6.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, partially as a result of greater potential exposures, including the impact of acquired companies. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims were to increase by 10%, it would have resulted in $17.9 million of additional expense for the year ended December 31, 2021.
Income Taxes
As of December 31, 2021 and 2020, we had net deferred income tax liabilities of $51.0 million and $29.4 million, respectively, primarily resulting from differences between the carrying value and income tax bases of certain identifiable intangible assets, goodwill, and depreciable fixed assets. Included within these net deferred income tax liabilities are $212.3 million and $217.1 million of deferred income tax assets as of December 31, 2021 and 2020, respectively. The total valuation allowance on deferred income tax assets was approximately $2.5 million and $3.9 million as of December 31, 2021 and 2020, respectively. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on our taxable income, which has generally exceeded the amount of our net deferred income tax asset balance, as well as current projections of future taxable income, we have determined that it is more likely than not that our net deferred income tax assets will be realized. However, revisions to our forecasts or declining macroeconomic conditions could result in changes to our assessment of the realization of these deferred income tax assets. Refer to Note 11 - Income Taxes of the notes to consolidated financial statements in Item 8. Financial Statements and Supplementary Data for further detail regarding our deferred income taxes.

Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets
Goodwill
As of December 31, 2021 and 2020, we had goodwill of $890.3 million and $851.8 million, respectively, arising out of the acquisition of businesses. Goodwill is not amortized but instead allocated to its respective reporting unit and evaluated for impairment annually, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. We have determined that our reporting units are consistent with the reportable segments identified in Note 18 - Segment Information of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. As of December 31, 2021, approximately 17.9% of our goodwill related to our United States electrical construction and facilities services segment, approximately 34.2% related to our United States mechanical construction and facilities services segment, approximately 35.1% related to our United States building services segment, and approximately 12.8% related to our United States industrial services segment.
We performed our annual impairment assessment of all reporting units as of October 1, 2021 and determined there was no impairment of goodwill. Based on these impairment assessments, the fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment exceeded their carrying values by approximately $1,516.1 million, $2,772.7 million, $784.2 million, and $40.6 million, respectively.
In completing our annual impairment assessment, we determined the fair value of each of our reporting units using an income approach whereby fair value was calculated utilizing discounted estimated future cash flows, assuming a risk-adjusted industry weighted average cost of capital. The weighted average cost of capital used in our annual impairment testing was 10.4% for our United States construction segments and our United States building services segment, and 11.3% for our United States industrial services segment. These weighted average cost of capital estimates were developed with the assistance of an independent third-party valuation specialist and reflect the overall level of inherent risk within the respective reporting unit and the rate of return a market participant would expect to earn.
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
Due to the inherent uncertainties involved in making estimates, our assumptions may change in future periods. Estimates and assumptions made for purposes of our goodwill impairment testing may prove to be inaccurate predictions of the future, and other factors used in assessing fair value, such as the weighted average cost of capital, are outside the control of management. Unfavorable changes in certain of these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average cost of capital would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $103.6 million, $185.5 million, $74.5 million, and $25.9 million, respectively. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $52.4 million, $95.9 million, $35.8 million, and $9.5 million, respectively. Given the amounts by which the fair value exceeds the carrying value for each of our reporting units, the decreases in estimated fair values described above would not have significantly impacted the results of our impairment tests. Further, for each of our reporting units, other than our United States industrial services segment, a 10% decline in the estimated fair value of such reporting unit, due to other changes in our assumptions, including forecasted future cash flows, would not have significantly impacted the results of our impairment tests. In the case of our United States industrial services segment, however, such a 10% decrease would cause the estimated fair value of this reporting unit to approximate its carrying value.
Identifiable Intangible Assets and Other Long-Lived Assets
As of December 31, 2021 and 2020, net identifiable intangible assets (primarily consisting of our customer relationships, subsidiary trade names, developed technology/vendor network, and contract backlog) arising out of the acquisition of businesses were $589.4 million and $582.9 million, respectively. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short- and long-term projections of future performance. These forecasts reflect assumptions regarding anticipated macroeconomic conditions as well as our ability to successfully integrate acquired businesses.

Absent earlier indicators of impairment, we test for impairment of subsidiary trade names that are not subject to amortization on an annual basis (October 1). In addition, we review for impairment of identifiable intangible assets that are being amortized as well as other long-lived assets whenever facts and circumstances indicate that their carrying values may not be fully recoverable.
As of October 1, 2021, we performed our annual impairment testing of all subsidiary trade names that are not subject to amortization and determined that there was no impairment of these assets. In performing this impairment assessment, we considered the sensitivity of the reported amounts to the methods, assumptions, and estimates underlying our testing. For example, we performed sensitivity analyses and concluded that, individually, none of the following changes in estimates or assumptions would have significantly impacted the results of our testing or resulted in an impairment of our subsidiary trade names: (a) a 50 basis point increase in the discount rate utilized in our testing, (b) a 50 basis point decline in the perpetual growth rate utilized in our testing, or (c) a 10% decrease in the estimated fair value of each trade name.
With respect to identifiable intangible assets that are being amortized as well as other long-lived assets, we did not identify any circumstances indicating that their carrying values may not be fully recoverable and, therefore, no impairment testing was required for these assets during the year ended December 31, 2021.
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
Refer to Note 8 - Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further information about our goodwill and identifiable intangible assets as well as our impairment testing, including the $232.8 million of impairment charges recorded during the year ended December 31, 2020. For the year ended December 31, 2019, no impairment of our goodwill or identifiable intangible assets was recognized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used any derivative financial instruments during the years ended December 31, 2021 and 2020, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2020 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2020 Credit Agreement bear interest at variable rates. For further information on our outstanding debt and borrowing rates, refer to Note 9 - Debt of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. As of December 31, 2021, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, the balance of the 2020 Term Loan was $256.7 million. Based on the $256.7 million borrowings outstanding under the 2020 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $1.9 million in the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $1.9 million in the next twelve months. The 2020 Credit Agreement expires on March 2, 2025.
At the end of 2021, one-week and two-month LIBOR were discontinued. It is expected that the remaining maturities of LIBOR will continue to be published through June 2023. We believe our exposure to market risk associated with the discontinuation of LIBOR is limited as: (a) our 2020 Credit Agreement contains provisions which allow for the use of alternate benchmark rates, (b) we have not historically utilized the maturities that were discontinued in 2021 for any transaction, including borrowings under our 2020 Credit Agreement, and (c) we are not exposed to any other material contracts that reference LIBOR.
We are exposed to construction market risk and its potential related impact on accounts receivable or contract assets on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, we believe we take appropriate action to manage market and other risks, but there is no assurance that we will be able to reasonably identify all risks with respect to the collectability of these assets. See also the previous discussion of Accounts Receivable and Allowance for Credit Losses under the heading “Critical Accounting Policies and Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction, building services, and industrial services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of approximately 12,000 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, our fixed price contracts generally do not allow us to adjust our prices and, as a result, increases in material costs could reduce our profitability with respect to projects in progress. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding the impact of fluctuations in commodity and material prices on our results of operations for the year ended December 31, 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$821,345	$902,867
Accounts receivable, less allowance for credit losses of $23,534 and $18,031, respectively	2,204,519	1,922,096
Contract assets	230,143	171,956
Inventories	54,098	53,338
Prepaid expenses and other	80,889	70,679
Total current assets	3,390,994	3,120,936
Property, plant and equipment, net	152,066	158,427
Operating lease right-of-use assets	260,778	242,155
Goodwill	890,268	851,783
Identifiable intangible assets, net	589,365	582,893
Other assets	157,975	107,646
Total assets	$5,441,446	$5,063,840
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$16,235	$16,910
Accounts payable	734,275	671,886
Contract liabilities	788,134	722,252
Accrued payroll and benefits	490,867	450,955
Other accrued expenses and liabilities	274,406	247,597
Operating lease liabilities, current	57,814	53,632
Total current liabilities	2,361,731	2,163,232
Long-term debt and finance lease liabilities	245,450	259,619
Operating lease liabilities, long-term	220,836	205,362
Other long-term obligations	360,340	382,383
Total liabilities	3,188,357	3,010,596
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 60,737,006 and 60,571,140 shares issued, respectively	607	606
Capital surplus	61,874	47,464
Accumulated other comprehensive loss	(83,562)	(109,233)
Retained earnings	2,835,504	2,480,321
Treasury stock, at cost 7,437,268 and 5,815,240 shares, respectively	(562,036)	(366,490)
Total EMCOR Group, Inc. stockholders’ equity	2,252,387	2,052,668
Noncontrolling interests	702	576
Total equity	2,253,089	2,053,244
Total liabilities and equity	$5,441,446	$5,063,840
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31,
(In thousands, except per share data)

	2021	2020	2019
Revenues	$9,903,580	$8,797,061	$9,174,611
Cost of sales	8,401,843	7,401,679	7,818,743
Gross profit	1,501,737	1,395,382	1,355,868
Selling, general and administrative expenses	970,937	903,584	893,453
Restructuring expenses	—	2,214	1,523
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	—	232,750	—
Operating income	530,800	256,834	460,892
Net periodic pension (cost) income	3,625	2,980	1,553
Interest expense	(6,071)	(9,009)	(13,821)
Interest income	949	1,521	2,265
Income before income taxes	529,303	252,326	450,889
Income tax provision	145,602	119,383	125,749
Net income including noncontrolling interests	383,701	132,943	325,140
Net income attributable to noncontrolling interests	169	—	—
Net income attributable to EMCOR Group, Inc.	$383,532	$132,943	$325,140

Basic earnings per common share	$7.09	$2.41	$5.78

Diluted earnings per common share	$7.06	$2.40	$5.75

Dividends declared per common share	$0.52	$0.32	$0.32

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Years Ended December 31,
(In thousands)

	2021	2020	2019
Net income including noncontrolling interests	$383,701	$132,943	$325,140
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(360)	2,088	1,689
Changes in post retirement plans (1)	26,031	(22,033)	(3,315)
Other comprehensive income (loss)	25,671	(19,945)	(1,626)
Comprehensive income	409,372	112,998	323,514
Comprehensive income attributable to noncontrolling interests	169	—	—
Comprehensive income attributable to EMCOR Group, Inc.	$409,203	$112,998	$323,514
_________________
(1)    Net of tax (provision) benefit of $(8.7) million, $5.1 million, and $0.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31,
(In thousands)

	2021	2020	2019
Cash flows - operating activities:
Net income including noncontrolling interests	$383,701	$132,943	$325,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,347	46,721	43,945
Amortization of identifiable intangible assets	64,089	59,950	48,142
Provision for credit losses	8,041	3,269	2,628
Deferred income taxes	9,517	(36,354)	1,701
Gain on sale or disposal of property, plant and equipment	(782)	(122)	(3,981)
Excess tax benefits from share-based compensation	(828)	(191)	(984)
Equity loss (income) from unconsolidated entities	1,170	(14)	2,990
Non-cash expense for amortization of debt issuance costs	960	998	1,186
Non-cash expense from contingent consideration arrangements	1,810	649	1,373
Non-cash expense for impairment of goodwill, identifiable intangible assets, and other long- lived assets	—	232,750	—
Non-cash share-based compensation expense	11,107	11,151	11,386
Distributions from unconsolidated entities	44	—	1,074
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
(Increase) decrease in accounts receivable	(246,856)	139,377	(135,954)
(Increase) decrease in inventories	(116)	(12,709)	4,345
(Increase) decrease in contract assets	(50,648)	7,829	(10,111)
Increase (decrease) in accounts payable	54,849	(9,022)	(33,971)
Increase in contract liabilities	44,713	85,142	51,310
Increase in accrued payroll and benefits and other accrued expenses and liabilities	46,573	113,835	49,551
Changes in other assets and liabilities, net	(56,874)	30,164	(4,070)
Net cash provided by operating activities	318,817	806,366	355,700
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(118,239)	(50,357)	(300,980)
Proceeds from sale or disposal of property, plant and equipment	2,754	3,463	5,487
Purchases of property, plant and equipment	(36,192)	(47,969)	(48,432)
Investments in and advances to unconsolidated entities	(1,595)	—	(2,252)
Distributions from unconsolidated entities	196	—	838
Net cash used in investing activities	(153,076)	(94,863)	(345,339)
Cash flows - financing activities:
Proceeds from revolving credit facility	—	200,000	50,000
Repayments of revolving credit facility	—	(250,000)	(25,000)
Proceeds from long-term debt	—	300,000	—
Repayments of long-term debt and debt issuance costs	(13,875)	(286,987)	(15,198)
Repayments of finance lease liabilities	(4,189)	(4,470)	(4,571)
Dividends paid to stockholders	(28,163)	(17,674)	(17,950)
Repurchases of common stock	(195,546)	(112,553)	—
Taxes paid related to net share settlements of equity awards	(4,210)	(2,640)	(6,451)
Issuances of common stock under employee stock purchase plan	7,328	6,557	6,090
Payments for contingent consideration arrangements	(6,758)	(4,070)	(5,917)
Distributions to noncontrolling interests	(43)	(70)	(250)
Net cash used in financing activities	(245,456)	(171,907)	(19,247)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,279)	4,046	2,592
(Decrease) increase in cash, cash equivalents, and restricted cash	(80,994)	543,642	(6,294)
Cash, cash equivalents, and restricted cash at beginning of year (1)	903,562	359,920	366,214
Cash, cash equivalents, and restricted cash at end of period (1)	$822,568	$903,562	$359,920
_________________
(1)Includes $1.2 million, $0.7 million, $1.1 million, and $2.3 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2021, 2020, 2019, and 2018, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
For The Years Ended December 31,
(In thousands)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2018	$1,741,441	$601	$21,103	$(87,662)	$2,060,440	$(253,937)	$896
Net income including noncontrolling interests	325,140	—	—	—	325,140	—	—
Other comprehensive loss	(1,626)	—	—	(1,626)	—	—	—
Common stock issued under share-based compensation plans	—	3	(3)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(6,451)	—	(6,451)	—	—	—	—
Common stock issued under employee stock purchase plan	6,090	—	6,090	—	—	—	—
Common stock dividends	(17,950)	—	149	—	(18,099)	—	—
Distributions to noncontrolling interests	(250)	—	—	—	—	—	(250)
Share-based compensation expense	11,386	—	11,386	—	—	—	—
Balance, December 31, 2019	$2,057,780	$604	$32,274	$(89,288)	$2,367,481	$(253,937)	$646
Net income including noncontrolling interests	132,943	—	—	—	132,943	—	—
Other comprehensive loss	(19,945)	—	—	(19,945)	—	—	—
Cumulative-effect adjustment (2)	(2,307)	—	—	—	(2,307)	—	—
Common stock issued under share-based compensation plans	2	2	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(2,640)	—	(2,640)	—	—	—	—
Common stock issued under employee stock purchase plan	6,557	—	6,557	—	—	—	—
Common stock dividends	(17,674)	—	122	—	(17,796)	—	—
Repurchases of common stock	(112,553)	—	—	—	—	(112,553)	—
Distributions to noncontrolling interests	(70)	—	—	—	—	—	(70)
Share-based compensation expense	11,151	—	11,151	—	—	—	—
Balance, December 31, 2020	$2,053,244	$606	$47,464	$(109,233)	$2,480,321	$(366,490)	$576
Net income including noncontrolling interests	383,701	—	—	—	383,532	—	169
Other comprehensive income	25,671	—	—	25,671	—	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(4,210)	—	(4,210)	—	—	—	—
Common stock issued under employee stock purchase plan	7,328	—	7,328	—	—	—	—
Common stock dividends	(28,163)	—	186	—	(28,349)	—	—
Repurchases of common stock	(195,546)	—	—	—	—	(195,546)	—
Distributions to noncontrolling interests	(43)	—	—	—	—	—	(43)
Share-based compensation expense	11,107	—	11,107	—	—	—	—
Balance, December 31, 2021	$2,253,089	$607	$61,874	$(83,562)	$2,835,504	$(562,036)	$702
_________________
(1)Represents cumulative foreign currency translation and post retirement liability adjustments of $2.5 million and $(86.1) million, respectively, as of December 31, 2021, $2.9 million and $(112.1) million, respectively, as of December 31, 2020, and $0.8 million and $(90.1) million, respectively, as of December 31, 2019.
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
We are one of the largest specialty contractors in the United States and a leading provider of electrical and mechanical construction and facilities services, building services, and industrial services. Our services are provided to a broad range of commercial, industrial, utility, and institutional customers through approximately 90 operating subsidiaries, which specialize principally in providing construction services relating to electrical and mechanical systems in all types of facilities and in providing various services relating to the operation, maintenance, and management of those facilities.
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
Cash and Cash Equivalents
For purposes of the consolidated financial statements, we consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. We maintain a centralized cash management system whereby our excess cash balances are invested in high quality short-term money market instruments, which are considered cash equivalents. We have cash balances in certain of our domestic bank accounts that exceed federally insured limits.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
At December 31, 2021 and 2020, our accounts receivable of $2,204.5 million and $1,922.1 million, respectively, were recorded net of allowances for credit losses of $23.5 million and $18.0 million, respectively. The increase in our allowance for credit losses was predominantly attributable to our evaluation of specific outstanding receivables within our United States industrial services segment. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses. The provision for credit losses during 2021, 2020, and 2019 amounted to approximately $8.0 million, $3.3 million, and $2.6 million, respectively.
The change in the allowance for credit losses for the year ended December 31, 2021 was as follows (in thousands):

Balance at December 31, 2020	$18,031
Provision for credit losses	8,041
Amounts written off against the allowance, net of recoveries	(2,538)
Balance at December 31, 2021	$23,534
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined principally using the average cost method.
Leases
At the inception of a contract, we determine whether the arrangement is or contains a lease. Leases are classified as either operating or finance, based on our evaluation of certain criteria. With the exception of short-term leases (leases with an initial term of 12 months or less), we record right-of-use assets and corresponding lease liabilities on the Consolidated Balance Sheets for all leases with contractual fixed payments. Lease liabilities are measured at the present value of remaining lease payments, while right-of-use assets are initially set equal to the lease liability, as adjusted for any payments made prior to lease commencement, lease incentives, and any initial direct costs incurred by us. For operating leases, rent expense is recognized on a straight-line basis over the term of the lease, and right-of-use assets are subsequently re-measured to reflect the effect of uneven lease payments. For finance leases, right-of-use assets are amortized on a straight-line basis over the lease term. Expenses for finance leases include the amortization of right-of-use assets, which is recorded as depreciation and amortization expense, and interest expense, which reflects interest accrued on the lease liability.
Short-term leases are not recorded on the Consolidated Balance Sheets but are expensed on a straight-line basis over the lease term. The majority of the Company’s short-term leases relate to equipment used on construction projects. Such equipment leases are considered short-term in nature unless it is reasonably certain that the equipment will be leased for a period greater than 12 months.
Refer to Note 16 - Leases of the notes to consolidated financial statements for additional information.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets
Goodwill and indefinite-lived intangible assets, such as trade names, are evaluated at least annually for impairment (each October 1, absent any earlier identified impairment indicators) and are written down if impaired. Identifiable intangible assets with finite lives are amortized over their useful lives and are reviewed for impairment whenever facts and circumstances indicate that their carrying values may not be fully recoverable. See Note 8 - Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets of the notes to consolidated financial statements for additional information.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. As of December 31, 2021 and 2020, the estimated current portion of such undiscounted insurance liabilities, included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets, were $61.5 million and $48.2 million, respectively. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” as of December 31, 2021 and 2020 were $242.4 million and $192.8 million, respectively. The current portion of anticipated insurance recoveries of $26.4 million and $14.4 million as of December 31, 2021 and 2020, respectively, were included in “Prepaid expenses and other” and the non-current portion of anticipated insurance recoveries of $99.0 million and $54.3 million as of December 31, 2021 and 2020, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets. These balances increased from December 31, 2020 as a result of revised estimates for claims on which we expect substantial coverage by insurance.
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
Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of assets and liabilities as well as for net operating loss and tax credit carryforwards. Deferred income taxes are valued using enacted tax rates expected to be in effect when income taxes are paid or recovered, with the effect of a change in tax laws or rates recognized in the statement of operations in the periods in which such change is enacted. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Deferred income taxes are recorded net of a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available evidence, including projections of future taxable income, tax-planning strategies, and recent results of operations.
Tax benefits associated with uncertain tax positions are recognized only if it is more likely than not that the tax position would be sustained on its technical merits. For positions not meeting the “more likely than not” test, no tax benefit is recognized. To the extent interest and penalties may be assessed related to unrecognized tax benefits, we record accruals for such amounts as a component of the income tax provision. We had no unrecognized income tax benefits as of December 31, 2021 and 2020.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Valuation of Share-Based Compensation Plans
Our share-based compensation plans and programs are administered by our Board of Directors or its Compensation and Personnel Committee. See Note 13 - Share-Based Compensation Plans of the notes to consolidated financial statements for additional information regarding these share-based compensation plans and programs.
We recognize all share-based payments issued to acquire goods or services in the statement of operations based on the fair value of such payments. Compensation expense related to share-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The benefits of tax deductions in excess of recognized compensation expense are recognized in the Consolidated Statements of Operations when the underlying awards vest or are settled.
New Accounting Pronouncements
On January 1, 2021, we adopted the accounting pronouncement issued by the Financial Accounting Standards Board (“FASB”) that simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification (“ASC”) 740 related to intraperiod tax allocations and the methodology for calculating income taxes in an interim period. The guidance also simplifies aspects of the accounting for franchise taxes as well as enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The adoption of this accounting pronouncement did not have a material impact on our financial position and/or results of operations.
The Company is currently evaluating the impact of an accounting standards update issued by the FASB, which provides temporary optional expedients and exceptions to existing U.S. GAAP. This guidance is aimed at easing the financial reporting burdens related to reference rate reform, including the expected market transition from LIBOR, or other interbank offered rates, to alternative reference rates. Such accounting pronouncement allows entities to account for and present certain contract modifications, which occur before December 31, 2022 and result from the transition to an alternative reference rate, as an event that does not require remeasurement at the modification date or reassessment of a previous accounting determination. While we are still evaluating the impact of this pronouncement, we do not anticipate that it will have a material impact on our financial position and/or results of operations, as we are not exposed to any contracts that reference LIBOR, other than our credit agreement dated as of March 2, 2020, which contains provisions that allow for the amendment of such agreement to use alternative reference rates in the event of the discontinuation of LIBOR.
In October 2021, an accounting pronouncement was issued by the FASB, which changes how an entity accounts for revenue contracts it acquires in a business combination. The pronouncement requires entities to apply the revenue recognition guidance within ASC 606 to recognize and measure contract assets and liabilities from contracts with customers in a business combination, creating an exception to the fair value recognition and measurement principle typically utilized when valuing acquired assets. The guidance is aimed at improving comparability by addressing when an acquirer should recognize a contract asset or contract liability, as well as how such assets and liabilities should be measured, and will generally result in companies recognizing contract assets and contract liabilities at amounts consistent with those recorded by the target entity prior to acquisition. This guidance is effective for public business entities for fiscal years beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the potential impact of this accounting pronouncement; however, we do not believe that its adoption will have a material impact on our financial position and/or results of operations.
NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services by applying the following five step model:
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
Changes in the estimates of transaction prices are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. There were no significant amounts of revenue recognized during the years ended December 31, 2021 or 2019 related to performance obligations satisfied in prior periods. During the year ended December 31, 2020, we recognized revenue of $6.1 million associated with the final settlement of the contract value for two projects within our United States electrical construction and facilities services segment that were completed or substantially completed in prior periods. For each of the years ended December 31, 2021, 2020, and 2019, there were no significant reversals of revenue recognized associated with the revision of transaction prices.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)
For our construction contracts, revenue is generally recognized over time as our performance creates or enhances an asset that the customer controls as it is created or enhanced. Our fixed price construction projects generally use a cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. For our unit price construction contracts, progress towards complete satisfaction is measured through an output method, such as the number of units produced or delivered, when our performance does not produce significant amounts of work in process or finished goods prior to complete satisfaction of such performance obligations.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. During each of the years ended December 31, 2021, 2020, and 2019, there were no changes in total estimated costs that had a significant impact on our operating results. In addition, there were no significant losses recognized during each of the years ended December 31, 2021, 2020, and 2019.
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide construction services relating to electrical and mechanical systems, as well as to provide a number of building services and industrial services to our customers. Our contracts are with many different customers in numerous industries. Refer to Note 18 - Segment Information of the notes to consolidated financial statements for additional information on how we disaggregate our revenues by reportable segment, as well as a more complete description of our business.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)
The following tables provide further disaggregation of our revenues by categories we use to evaluate our financial performance within each of our reportable segments (in thousands):

	2021	% of Total	2020	% of Total	2019	% of Total
United States electrical construction and facilities services:
Commercial market sector	$1,059,908	52%	$963,452	53%	$1,078,200	55%
Manufacturing market sector	226,644	11%	241,415	13%	224,913	11%
Healthcare market sector	106,412	5%	72,778	4%	85,088	4%
Institutional market sector	177,312	9%	140,837	8%	120,991	6%
Transportation market sector	196,313	10%	192,656	11%	209,830	11%
Water and wastewater market sector	14,962	1%	6,882	1%	19,888	1%
Hospitality market sector	15,342	1%	23,797	1%	16,985	1%
Short duration projects (1)	182,614	9%	142,542	8%	170,631	9%
Service work	39,199	2%	26,858	1%	38,500	2%
	2,018,706		1,811,217		1,965,026
Less intersegment revenues	(3,240)		(5,125)		(3,228)
Total segment revenues	$2,015,466		$1,806,092		$1,961,798

	2021	% of Total	2020	% of Total	2019	% of Total
United States mechanical construction and facilities services:
Commercial market sector	$1,525,816	39%	$1,316,013	38%	$1,185,129	36%
Manufacturing market sector	523,896	13%	430,365	12%	533,699	16%
Healthcare market sector	489,028	12%	349,235	10%	304,622	9%
Institutional market sector	280,463	7%	377,780	11%	313,409	9%
Transportation market sector	84,503	2%	70,692	2%	32,686	1%
Water and wastewater market sector	213,315	6%	185,996	5%	202,428	6%
Hospitality market sector	38,405	1%	40,079	1%	35,385	1%
Short duration projects (1)	308,467	8%	343,799	10%	365,721	11%
Service work	466,860	12%	378,054	11%	378,839	11%
	3,930,753		3,492,013		3,351,918
Less intersegment revenues	(7,889)		(6,518)		(11,581)
Total segment revenues	$3,922,864		$3,485,495		$3,340,337
_________________
(1)Represents those projects which generally are completed within three months or less.

	2021	% of Total	2020	% of Total	2019	% of Total
United States building services:
Mobile mechanical services	$1,501,919	61%	$1,282,803	60%	$1,253,209	59%
Commercial site-based services	680,351	28%	587,345	28%	571,345	27%
Government site-based services	184,272	7%	167,990	8%	176,282	8%
Energy services	102,350	4%	95,878	4%	120,825	6%
Total segment revenues	$2,468,892		$2,134,016		$2,121,661

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)

	2021	% of Total	2020	% of Total	2019	% of Total
United States industrial services:
Field services	$853,143	86%	$813,872	86%	$1,162,321	88%
Shop services	133,264	14%	127,023	14%	165,235	12%
Total segment revenues	$986,407		$940,895		$1,327,556

Total United States operations	$9,393,629		$8,366,498		$8,751,352

	2021	% of Total	2020	% of Total	2019	% of Total
United Kingdom building services:
Service work	$261,889	51%	$221,373	51%	$212,876	50%
Project work	248,062	49%	209,190	49%	210,383	50%
Total segment revenues	$509,951		$430,563		$423,259

Total operations	$9,903,580		$8,797,061		$9,174,611
Contract Assets and Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our construction projects when revenues recognized under the cost-to-cost measure of progress exceed the amounts invoiced to our customers, as the amounts are not yet billable under the terms of our contracts. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of a contract. In addition, many of our time and materials arrangements, as well as our contracts to perform turnaround services within the United States industrial services segment, are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded as revenue is recognized in advance of billings. Also included in contract assets are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders or modifications in dispute or unapproved as to scope and/or price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Our contract assets do not include capitalized costs to obtain and fulfill a contract. Contract assets are generally classified as current within the Consolidated Balance Sheets.
As of December 31, 2021 and 2020, contract assets included unbilled revenues for unapproved change orders of approximately $24.1 million and $15.3 million, respectively. Contract assets as of December 31, 2021 additionally included $2.5 million associated with claims. There were no claim amounts included within accounts receivable as of December 31, 2021 or within contract assets or accounts receivable as of December 31, 2020. There were contractually billed amounts and retention related to contracts with unapproved change orders and claims of approximately $130.7 million and $87.9 million as of December 31, 2021 and 2020, respectively. For contracts in claim status, contractually billed amounts will generally not be paid by the customer to us until final resolution of the related claims.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)
Net contract liabilities in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Contract assets, current	$230,143	$171,956
Contract assets, non-current	—	—
Contract liabilities, current	(788,134)	(722,252)
Contract liabilities, non-current	(2,505)	(2,283)
Net contract liabilities	$(560,496)	$(552,579)
Included within net contract liabilities were $500.3 million and $496.8 million of net contract liabilities on uncompleted construction projects as of December 31, 2021 and 2020, respectively, as follows (in thousands):

	December 31, 2021	December 31, 2020
Costs incurred on uncompleted construction contracts	$11,034,038	$10,727,358
Estimated earnings, thereon	1,731,479	1,640,250
	12,765,517	12,367,608
Less: billings to date	13,265,865	12,864,404
	$(500,348)	$(496,796)
Contract assets and contract liabilities increased by approximately $8.1 million and $23.2 million, respectively, as a result of acquisitions made by us in 2021. Excluding the impact of acquisitions, net contract liabilities decreased by approximately $7.2 million for the year ended December 31, 2021, primarily as a result of the timing of invoicing to customers on our uncompleted construction projects, which, based on the various stages of completion, included a greater percentage of contracts that were recorded in contract asset positions. There was no significant impairment of contract assets recognized during the periods presented.
Contract Retentions
As of December 31, 2021 and 2020, accounts receivable included $375.3 million and $323.9 million, respectively, of retainage billed under terms of our contracts. These retainage amounts represent amounts which have been contractually invoiced to customers where payments have been partially withheld pending the achievement of certain milestones, satisfaction of other contractual conditions, or completion of the project. We estimate that approximately 90% of the retainage outstanding as of December 31, 2021 will be collected during 2022.
As of December 31, 2021 and 2020, accounts payable included $71.1 million and $59.8 million, respectively, of retainage withheld under terms of our subcontracts. These retainage amounts represent amounts invoiced to the Company by our subcontractors where payments have been partially withheld pending the achievement of certain milestones, satisfaction of other contractual conditions, or upon completion of the project. We estimate that approximately 90% of the retainage outstanding as of December 31, 2021 will be paid during 2022.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations (in thousands, except for percentages):

	December 31, 2021	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,210,568	22%
United States mechanical construction and facilities services	3,320,359	59%
United States building services	838,324	15%
United States industrial services	111,838	2%
Total United States operations	5,481,089	98%
United Kingdom building services	118,208	2%
Total operations	$5,599,297	100%
Our remaining performance obligations at December 31, 2021 were $5.60 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.
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

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$1,073,432	$137,136
United States mechanical construction and facilities services	2,640,609	679,750
United States building services	751,602	86,722
United States industrial services	111,838	—
Total United States operations	4,577,481	903,608
United Kingdom building services	92,371	25,837
Total operations	$4,669,852	$929,445
NOTE 4 - ACQUISITIONS OF BUSINESSES
Acquisitions are accounted for utilizing the acquisition method of accounting and the prices paid for them are allocated to their respective assets and liabilities based upon the estimated fair value of such assets and liabilities at the dates of their respective acquisition by us.
During 2021, we acquired eight companies for total consideration of $131.2 million. Such acquisitions include: (a) two companies, the results of operations of which have been included within our United States mechanical construction and facilities services segment, consisting of: (i) a company that provides mechanical services within the Southern region of the United States and (ii) a company that provides fire protection services in the Midwestern region of the United States, (b) two companies that provide electrical construction services for a broad array of customers in the Midwestern region of the United States, the results of operations of which have been included in our United States electrical construction and facilities services segment, and (c) four companies, the results of operations of which have been included within our United States building services segment, consisting of: (i) a company that provides mobile mechanical services across North Texas and (ii) three companies that bolster our presence in geographies where we have existing operations and provide either mobile mechanical services or building automation and controls solutions. In connection with these acquisitions, we acquired working capital of $22.9 million and other net liabilities of $0.6 million, including certain deferred tax liabilities, and have preliminarily ascribed $38.3 million to goodwill and $70.6 million to identifiable intangible assets.
During 2020, we acquired three companies for total consideration of $50.3 million. Such acquisitions include: (a) a company that provides building automation and controls solutions within the Northeastern region of the United States, (b) a full service provider of mechanical services in the Washington, D.C. metro area, and (c) a company that provides mobile mechanical services in the Southern region of the United States. The results of operations for all three companies have been included within our United States building services segment. In connection with these acquisitions, we acquired working capital of $3.0 million and other net liabilities of $3.9 million and have ascribed $13.1 million to goodwill and $38.1 million to identifiable intangible assets.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 - ACQUISITIONS OF BUSINESSES (Continued)
In addition to BKI, during 2019, we completed six other acquisitions for total consideration of $85.4 million. Such acquisitions include: (a) a company that provides electrical contracting services in central Iowa, the results of operations of which have been included within our United States electrical construction and facilities services segment, (b) a company that provides mechanical contracting services in south-central and eastern Texas, the results of operations of which have been included within our United States mechanical construction and facilities services segment, and (c) four companies within our United States building services segment which bolster our presence in geographies where we have existing operations and provide either mobile mechanical services or building automation and controls solutions. In connection with these acquisitions, we acquired working capital of $25.3 million and other net assets of $1.3 million and have ascribed $29.2 million to goodwill and $29.6 million to identifiable intangible assets.
We expect that the majority of the goodwill acquired in connection with these acquisitions will be deductible for tax purposes. The purchase price allocations for two of the businesses acquired in 2021 are preliminary and subject to change during their respective measurement periods. As we finalize such purchase price allocations, adjustments may be recorded relating to finalization of intangible asset valuations, tax matters, or other items. Although not expected to be significant, such adjustments may result in changes in the valuation of assets and liabilities acquired. The purchase price allocations for the other businesses acquired in 2021 and the businesses acquired in 2020 and 2019 have been finalized during their respective measurement periods with an insignificant impact.
NOTE 5 - EARNINGS PER SHARE
The following tables summarize our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the years ended December 31, 2021, 2020, and 2019 (in thousands, except share and per share data):

	2021	2020	2019
Numerator:
Net income attributable to EMCOR Group, Inc. common stockholders	$383,532	$132,943	$325,140
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	54,068,982	55,196,173	56,208,280
Effect of dilutive securities—Share-based awards	278,552	225,098	311,001
Shares used to compute diluted earnings per common share	54,347,534	55,421,271	56,519,281

Basic earnings per common share	$7.09	$2.41	$5.78

Diluted earnings per common share	$7.06	$2.40	$5.75
The number of outstanding share-based awards excluded from the computation of diluted EPS for the years ended December 31, 2021, 2020, and 2019 because they would be anti-dilutive were 9,250, 24,450, and 4,800, respectively.
NOTE 6 - INVENTORIES
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Raw materials and construction materials	$46,186	$42,240
Work in process	7,912	11,098
Inventories	$54,098	$53,338

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Machinery and equipment	$188,022	$176,031
Vehicles	65,946	61,624
Furniture and fixtures	23,698	23,724
Computer hardware/software	108,830	111,846
Land, buildings and leasehold improvements	127,736	124,309
Construction in progress	6,125	7,754
Finance lease right-of-use assets (1)	7,666	9,638
	528,023	514,926
Accumulated depreciation and amortization	(375,957)	(356,499)
	$152,066	$158,427
____________________________________________
(1)Finance lease right-of-use assets are recorded net of accumulated amortization.
Depreciation and amortization expense related to property, plant and equipment, including finance leases, was $48.3 million, $46.7 million, and $43.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.
NOTE 8 - GOODWILL, IDENTIFIABLE INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS
Goodwill
In connection with our acquisition of businesses, we have recorded goodwill, which represents the excess of the consideration transferred over the fair value of the net tangible and identifiable intangible assets acquired. Our goodwill balance at December 31, 2021 and 2020 was $890.3 million and $851.8 million, respectively, with goodwill attributable to companies acquired in 2021 and 2020 valued at $38.3 million and $13.1 million, respectively. Goodwill is not amortized but instead allocated to its respective reporting unit and evaluated for impairment annually, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. We have determined that our reporting units are consistent with the reportable segments identified in Note 18 - Segment Information of the notes to consolidated financial statements. As of December 31, 2021, approximately 17.9% of our goodwill related to our United States electrical construction and facilities services segment, approximately 34.2% of our goodwill related to our United States mechanical construction and facilities services segment, approximately 35.1% of our goodwill related to our United States building services segment and approximately 12.8% of our goodwill related to our United States industrial services segment.
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
We performed our 2021 annual impairment assessment of all reporting units as of October 1, 2021, and determined there was no impairment of goodwill. In completing our annual impairment assessment, we determined the fair value of each of our reporting units using an income approach whereby fair value was calculated utilizing discounted estimated future cash flows, assuming a risk-adjusted industry weighted average cost of capital. The weighted average cost of capital used in our annual impairment testing was 10.4% for our United States construction segments and our United States building services segment, and 11.3% for our United States industrial services segment. These weighted average cost of capital estimates were developed with the assistance of an independent third-party valuation specialist and reflect the overall level of inherent risk within the respective reporting unit and the rate of return a market participant would expect to earn. Our cash flow projections were derived from our most recent internal forecasts of anticipated revenue growth rates and operating margins, with cash flows beyond the discrete forecast period estimated using a terminal value calculation which incorporated historical and forecasted trends, an estimate of long-term growth rates, and assumptions about the future demand for our services. The perpetual growth rate used for our annual testing was 2.0% for all of our reporting units.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - GOODWILL, IDENTIFIABLE INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS (Continued)
During the second quarter of 2020, we concluded that the carrying amount of our United States industrial services segment exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charge of $225.5 million which was included within our results of operations for the year ended December 31, 2020. An interim impairment assessment was considered necessary as a result of the significant impact the COVID-19 pandemic and concurrent decline in demand for oil and other refined products had on our near term revenue and operating margin expectations for such segment. The valuation methodology utilized in this prior year interim impairment test was consistent with the approach described above. We did not identify indicators of impairment related to any other reporting unit that would have required an interim impairment assessment during 2020 and there was no other impairment of goodwill recognized for the years ended December 31, 2020 or 2019.
Due to the inherent uncertainties involved in making estimates, our assumptions may change in future periods. Estimates and assumptions made for purposes of our goodwill impairment testing may prove to be inaccurate predictions of the future, and other factors used in assessing fair value, such as the weighted average cost of capital, are outside the control of management. Unfavorable changes in certain of these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average cost of capital would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $103.6 million, $185.5 million, $74.5 million, and $25.9 million, respectively. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $52.4 million, $95.9 million, $35.8 million, and $9.5 million, respectively. Given the amounts by which the fair value exceeds the carrying value for each of our reporting units, the decreases in estimated fair values described above would not have significantly impacted the results of our 2021 impairment tests. Further, for each of our reporting units, other than our United States industrial services segment, a 10% decline in the estimated fair value of such reporting unit, due to other changes in our assumptions, including forecasted future cash flows, would not have significantly impacted the results of our 2021 impairment tests. In the case of our United States industrial services segment, however, such a decrease would cause the estimated fair value of this reporting unit to approximate its carrying value.
The changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2021 and 2020 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	United States industrial services segment	Total
Balance at December 31, 2019	$142,545	$299,220	$289,158	$332,988	$1,063,911
Acquisitions and purchase price adjustments	—	398	12,974	—	13,372
Impairment	—	—	—	(225,500)	(225,500)
Balance at December 31, 2020	142,545	299,618	302,132	107,488	851,783
Acquisitions and purchase price adjustments	24,467	4,269	9,749	—	38,485
Intersegment transfers	(7,500)	—	900	6,600	—
Balance at December 31, 2021	$159,512	$303,887	$312,781	$114,088	$890,268

The aggregate goodwill balance as of December 31, 2019 included $268.1 million of accumulated impairment charges, which were comprised of $139.5 million within the United States building services segment and $128.6 million within the United States industrial services segment.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - GOODWILL, IDENTIFIABLE INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS (Continued)
Identifiable Intangible Assets and Other Long-Lived Assets
Our identifiable intangible assets, arising out of the acquisition of businesses, include customer relationships, certain subsidiary trade names, developed technology/vendor network, and contract backlog, all of which are subject to amortization. In addition, our identifiable intangible assets include certain other subsidiary trade names, which are indefinite-lived and therefore not subject to amortization.
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
For the years ended December 31, 2021 and 2019, no impairment of our indefinite-lived intangible assets, finite-lived intangible assets, or other long-lived assets was recognized.
Given the negative market conditions disclosed above, we evaluated certain of our identifiable intangible assets and other long-lived assets for impairment during the second quarter of 2020. Such assets included those associated with the businesses in our United States industrial services segment. As a result of these assessments, we recorded non-cash impairment charges of $7.3 million, which were included within our results of operations for the year ended December 31, 2020.
Identifiable intangible assets as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Customer relationships	$717,666	$(374,764)	$(4,834)	$338,068
Trade names (unamortized)	274,721	—	(58,933)	215,788
Developed technology/Vendor network	95,661	(69,688)	—	25,973
Trade names (amortized)	32,366	(24,180)	—	8,186
Contract backlog	77,995	(76,645)	—	1,350
Total	$1,198,409	$(545,277)	$(63,767)	$589,365

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Customer relationships	$670,155	$(324,426)	$(4,834)	$340,895
Trade names (unamortized)	258,471	—	(58,933)	199,538
Developed technology/Vendor network	95,661	(64,994)	—	30,667
Trade names (amortized)	31,516	(23,002)	—	8,514
Contract backlog	72,045	(68,766)	—	3,279
Total	$1,127,848	$(481,188)	$(63,767)	$582,893

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - GOODWILL, IDENTIFIABLE INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS (Continued)
Identifiable intangible assets attributable to businesses acquired in 2021 and 2020 have been valued at $70.6 million and $38.1 million, respectively, and consist of customer relationships, trade names, and contract backlog. See Note 4 - Acquisitions of Businesses of the notes to consolidated financial statements for additional information with respect to acquisitions.
Identifiable intangible assets are amortized in a manner that best approximates the pattern in which the economic benefits of such assets are consumed, which is generally on a straight-line basis. The weighted average amortization periods for the unamortized balances remaining are, in the aggregate, approximately 7.50 years, which are comprised of the following: 7.50 years for customer relationships, 8.50 years for trade names, 5.75 years for developed technology/vendor network, and 0.25 years for contract backlog.
Amortization expense related to identifiable intangible assets with finite lives was $64.1 million, $60.0 million, and $48.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. The following table presents the estimated future amortization expense of identifiable intangible assets in the following years (in thousands):

2022	$57,321
2023	54,891
2024	54,240
2025	53,158
2026	47,382
Thereafter	106,585
$373,577
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 - DEBT
Debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Term loan, interest payable at varying amounts through 2025	$256,688	$270,563
Unamortized debt issuance costs	(3,040)	(4,000)
Finance lease liabilities	8,037	9,966
Total debt	261,685	276,529
Less: current maturities	16,235	16,910
Total long-term debt	$245,450	$259,619
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
At the Company’s election, borrowings under the 2020 Credit Agreement bear interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.10% at December 31, 2021) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of: (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.25% at December 31, 2021), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. In the event of the discontinuation of LIBOR, our 2020 Credit Agreement contains provisions which allow for the use of alternate benchmark rates. The interest rate in effect at December 31, 2021 was 1.10%. A commitment fee is payable on the average daily unused amount of the 2020 Revolving Credit Facility, which ranges from 0.10% to 0.25%, based on certain financial tests. The fee was 0.10% of the unused amount as of December 31, 2021. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests.
As of December 31, 2021 and 2020, the balance of the 2020 Term Loan was $256.7 million and $270.6 million, respectively. As of December 31, 2021 and 2020, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, we had $71.3 million of letters of credit outstanding, which reduce the available capacity under such facility. We capitalized an additional $3.1 million of debt issuance costs associated with the 2020 Credit Agreement. Debt issuance costs are amortized over the life of the agreement as part of interest expense.
Obligations under the 2020 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2020 Credit Agreement contains various covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of December 31, 2021 and 2020.
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
Finance Lease Liabilities
See Note 16 - Leases of the notes to consolidated financial statements for additional information.

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
Recurring Fair Value Measurements
The following tables summarize the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	Assets at Fair Value as of December 31, 2021
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$821,345	$—	$—	$821,345
Restricted cash (2)	1,223	—	—	1,223
Deferred compensation plan assets (3)	42,344	—	—	42,344
Total	$864,912	$—	$—	$864,912

	Assets at Fair Value as of December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$902,867	$—	$—	$902,867
Restricted cash (2)	695	—	—	695
Deferred compensation plan assets (3)	36,491	—	—	36,491
Total	$940,053	$—	$—	$940,053
_________________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At December 31, 2021 and 2020, we had $336.0 million and $482.2 million, respectively, in money market funds.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 - INCOME TAXES
For the years ended December 31, 2021, 2020, and 2019, our income tax provision was calculated based on income before income taxes as follows (in thousands):

	2021	2020	2019
United States	$497,421	$228,181	$430,253
Foreign	31,882	24,145	20,636
	$529,303	$252,326	$450,889
Foreign income for each of the years ended December 31, 2021, 2020, and 2019 was predominately earned in the United Kingdom.
The income tax provision for the years ended December 31, 2021, 2020, and 2019 consisted of the following (in thousands):

	2021	2020	2019
Current provision:
Federal	$95,782	$115,633	$89,264
State and local	35,883	36,182	31,099
Foreign	4,420	3,922	3,685
	136,085	155,737	124,048
Deferred provision (benefit)	9,517	(36,354)	1,701
	$145,602	$119,383	$125,749
For the year ended December 31, 2021, our income tax provision was $145.6 million compared to $119.4 million for the year ended December 31, 2020 and $125.7 million for the year ended December 31, 2019. The increase in the income tax provision for 2021, when compared to 2020, was primarily driven by increased income before income taxes and the effect of certain increases in the deferred state tax provision. The decrease in the income tax provision for 2020, when compared to 2019, was primarily driven by reduced state income taxes, inclusive of a deferred state benefit, resulting from a change in the mix of earnings.
The income tax rates on income before income taxes for the years ended December 31, 2021, 2020, and 2019, were 27.5%, 47.3%, and 27.9%, respectively. The decrease in the 2021 income tax rate, when compared to 2020, and the increase in the 2020 income tax rate, when compared to 2019, was predominantly due to the tax effect, in 2020, of the impairment charges recorded during such year, the majority of which were non-deductible for tax purposes. Refer to Note 8 - Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets of the notes to consolidated financial statements for further discussion regarding such impairment charges.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 - INCOME TAXES (Continued)
Items accounting for the differences between income taxes computed at the federal statutory rate and the income tax provision for the years ended December 31, 2021, 2020, and 2019 were as follows (in thousands):

	2021	2020	2019
Federal income taxes at the statutory rate	$111,118	$52,989	$94,687
State and local income taxes, net of federal tax benefits	31,257	19,290	24,904
Permanent differences	5,316	5,860	7,149
Non-deductible impairment charges	—	40,165	—
Foreign income taxes (including UK statutory rate changes)	(2,241)	(140)	(170)
Other	152	1,219	(821)
	$145,602	$119,383	$125,749
The minimum tax on global intangible low-taxed income for certain earnings of our foreign subsidiaries was approximately $0.1 million for each of the years ended December 31, 2021, 2020, and 2019. The Company recognizes such tax as an expense in the period incurred.
As of December 31, 2021, we had undistributed foreign earnings from certain foreign subsidiaries of approximately $117.1 million. Based on our evaluation, and given that a significant portion of such earnings were subject to tax in prior periods, or are indefinitely reinvested, we have concluded that any taxes associated with the repatriation of such foreign earnings would be immaterial. As of December 31, 2021, the amount of cash held by these foreign subsidiaries was approximately $113.5 million which, if repatriated, should not result in any material federal or state income taxes.
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. Our income tax returns are subject to audit by various taxing authorities and are currently under examination for the years 2017 through 2019.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides for various tax relief and tax incentive measures, which did not have a material impact on our results of operations. Certain provisions of the CARES Act, however, did favorably impact our liquidity throughout 2020 as they allowed for the deferral of the employer’s portion of current year Social Security tax payments. Our first installment of these deferred Social Security taxes, totaling approximately $51 million, was repaid in the fourth quarter of 2021, and our second installment of approximately $51 million is expected to be paid in the fourth quarter of 2022.
On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law. This act provides for tax relief, as well as an omnibus appropriations package that extends various expiring tax provisions and allows for a 100% tax deduction for the cost of business meals in 2021 and 2022. The Consolidated Appropriations Act did not have a material impact on our income tax provision for the year ended December 31, 2021 and is not expected to have a material impact on our income tax provision for the year ending December 31, 2022.
On March 11, 2021, the American Rescue Plan Act was signed into law. Such act includes certain tax provisions that could have an impact on the Company in future periods, including expanded limits on compensation deductions under Section 162(m) of the Internal Revenue Code for tax years beginning after December 31, 2026. We are currently evaluating the impact that this act may have on our financial position and/or results of operations; however, we anticipate that the expanded provisions of Section 162(m) will result in an increase in our income tax rate for years beginning after December 31, 2026.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 - INCOME TAXES (Continued)
Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of assets and liabilities. The deferred income tax assets and deferred income tax liabilities recorded as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021	December 31, 2020
Deferred income tax assets:
Excess of amounts expensed for financial statement purposes over amounts deducted for income tax purposes:
Insurance liabilities	$50,316	$47,602
Pension liability	—	6,789
Operating lease liabilities	76,451	68,652
Deferred compensation	40,080	36,790
Accrued federal payroll taxes (1)	14,235	27,428
Other (including liabilities and reserves)	31,252	29,816
Total deferred income tax assets	212,334	217,077
Valuation allowance for deferred tax assets	(2,465)	(3,856)
Net deferred income tax assets	209,869	213,221

Deferred income tax liabilities:
Costs capitalized for financial statement purposes and deducted for income tax purposes:
Goodwill and identifiable intangible assets	(154,382)	(146,821)
Operating lease right-of-use assets	(71,759)	(64,434)
Depreciation of property, plant and equipment	(25,341)	(23,958)
Pension asset	(1,847)	—
Other	(7,491)	(7,444)
Total deferred income tax liabilities	(260,820)	(242,657)

Net deferred income tax liabilities	$(50,951)	$(29,436)
_________________
(1)Represents employer Social Security tax payments deferred under the CARES Act.
At December 31, 2021, our net deferred income tax liabilities of $51.0 million were included in “Other long-term obligations” in the accompanying Consolidated Balance Sheet. At December 31, 2020, the components of our net deferred income tax liabilities in the accompanying Consolidated Balance Sheet were included in “Other assets” in the amount of $7.4 million and “Other long-term obligations” in the amount of $36.8 million.
Valuation allowances are established when necessary to reduce deferred income tax assets when it is more likely than not that a tax benefit will not be realized. As of December 31, 2021 and 2020, the total valuation allowance on deferred income tax assets, related to state and local net operating losses and foreign income tax credit carryovers, was approximately $2.5 million and $3.9 million, respectively. The reduction in our valuation allowances at December 31, 2021 was a result of our assessment of recent financial performance and updated projections of future earnings for certain of our subsidiaries, which indicated that we would likely be able to utilize all, or a portion of, certain net operating loss carryforwards, for which we had previously established valuation allowances.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 - COMMON STOCK
As of December 31, 2021 and 2020, there were 53,299,738 and 54,755,900 shares of our common stock outstanding, respectively.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.13 per share.
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.45 billion of our outstanding common stock. During the year ended December 31, 2021, we repurchased approximately 1.6 million shares of our common stock for approximately $195.5 million. Since the inception of the repurchase program through December 31, 2021, we have repurchased approximately 19.2 million shares of our common stock for approximately $1.10 billion. As of December 31, 2021, there remained authorization for us to repurchase approximately $350.4 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2020 Credit Agreement placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
NOTE 13 - SHARE-BASED COMPENSATION PLANS
We have an incentive plan under which stock awards, stock units, and other share-based compensation may be granted to officers, non-employee directors, and key employees of the Company. During 2020, we amended and restated our incentive plan, eliminating the ability to grant new stock options, until such time, if any, as the plan is subsequently amended to provide for the ability to make such grants. Under the terms of this plan, 3,250,000 shares were authorized, and 895,682 shares remain available for grant or issuance as of December 31, 2021. Any issuances under this plan are valued at the fair market value of our common stock on the grant date. Forfeitures are recognized as they occur.
The following table summarizes activity regarding stock options and restricted stock units since December 31, 2018:

Stock Options			Restricted Stock Units
	Shares	Weighted Average Price		Shares	Weighted Average Price
Balance, December 31, 2018	40,000	$24.48	Balance, December 31, 2018	476,586	$63.52
Granted	—	—	Granted	169,766	$64.34
Expired	—	—	Forfeited	(2,545)	$71.88
Exercised	(20,000)	$24.48	Vested	(226,229)	$51.64
Balance, December 31, 2019	20,000	$24.48	Balance, December 31, 2019	417,578	$70.24
Granted	—	—	Granted	137,771	$81.56
Expired	—	—	Forfeited	(984)	$79.17
Exercised	(20,000)	$24.48	Vested	(156,447)	$72.72
Balance, December 31, 2020	—	—	Balance, December 31, 2020	397,918	$73.16
Granted	—	—	Granted	129,859	$96.32
Expired	—	—	Forfeited	(2,242)	$78.86
Exercised	—	—	Vested	(121,067)	$77.86
Balance, December 31, 2021	—	—	Balance, December 31, 2021	404,468	$79.16
We recognized approximately $11.1 million, $11.2 million, and $11.4 million of compensation expense for stock units awarded to non-employee directors and employees pursuant to incentive plans for the years ended December 31, 2021, 2020, and 2019, respectively. We have approximately $9.3 million of compensation expense, net of income taxes, which will be recognized over the remaining vesting periods of up to 3 years. In addition, an aggregate of 67,942 restricted stock units granted to current or former non-employee directors vested as of December 31, 2021, but, at the election of such directors, issuance has been deferred for up to 5 years.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 - SHARE-BASED COMPENSATION PLANS (Continued)
The income tax benefit derived in 2021, 2020, and 2019 as a result of share-based compensation was approximately $2.6 million, $1.9 million, and $2.6 million, respectively, of which approximately $0.8 million, $0.2 million, and $1.0 million, respectively, represented excess tax benefits.
The total intrinsic value (the amounts by which the stock price exceeded the exercise price on the date of exercise) of options that were exercised during both 2020 and 2019 was approximately $1.2 million. There were no options outstanding at December 31, 2021 and 2020, however, the aggregate intrinsic value of options outstanding and exercisable as of December 31, 2019 was approximately $1.2 million.
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
NOTE 14 - RETIREMENT PLANS
Defined Benefit Plans
The funded status of our defined benefit plans, which represents the difference between the fair value of plan assets and the projected benefit obligations, is recognized in the Consolidated Balance Sheets with a corresponding adjustment to accumulated other comprehensive income (loss). Gains and losses for the differences between actuarial assumptions and actual results are recognized through accumulated other comprehensive income (loss). These amounts will be subsequently recognized as net periodic pension cost (income) within the Consolidated Statement of Operations, as described further below.
Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the UK Plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under such plan.
The change in benefit obligations and assets of the UK Plan for the years ended December 31, 2021 and 2020 consisted of the following components (in thousands):

	2021	2020
Change in pension benefit obligation
Benefit obligation at beginning of year	$383,142	$322,766
Interest cost	5,326	6,401
Actuarial (gain) loss	(22,071)	50,863
Benefits paid	(13,939)	(10,029)
Foreign currency exchange rate changes	(3,311)	13,141
Benefit obligation at end of year	349,147	383,142
Change in pension plan assets
Fair value of plan assets at beginning of year	347,411	307,001
Actual return on plan assets	21,809	34,380
Employer contributions	4,956	4,665
Benefits paid	(13,939)	(10,029)
Foreign currency exchange rate changes	(3,705)	11,394
Fair value of plan assets at end of year	356,532	347,411
Funded (unfunded) status at end of year	$7,385	$(35,731)
The overfunded status of the UK Plan of $7.4 million at December 31, 2021 and the underfunded status of the UK Plan of $35.7 million at December 31, 2020 are included in “Other Assets” and “Other long-term obligations,” respectively, in the accompanying Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ending December 31, 2022.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS (Continued)
The weighted average assumptions used to determine benefit obligations as of December 31, 2021 and 2020 were as follows:

	2021	2020
Discount rate	1.8%	1.4%
The below table shows certain information for the UK Plan, as of December 31, 2020, when the accumulated benefit obligation was in excess of plan assets (in thousands):

December 31, 2020
Projected benefit obligation	$383,142
Accumulated benefit obligation	$383,142
Fair value of plan assets	$347,411
The components of net periodic pension cost (income) of the UK Plan for the years ended December 31, 2021, 2020, and 2019 were as follows (in thousands):

	2021	2020	2019
Interest cost	$5,326	$6,401	$7,961
Expected return on plan assets	(12,726)	(12,023)	(12,165)
Amortization of unrecognized loss	3,642	2,389	2,342
Net periodic pension cost (income)	$(3,758)	$(3,233)	$(1,862)
The weighted average assumptions used to determine net periodic pension cost for the years ended December 31, 2021, 2020, and 2019 were as follows:

	2021	2020	2019
Discount rate	1.4%	2.1%	2.9%
Annual rate of return on plan assets	3.9%	4.3%	4.9%
The annual rate of return on plan assets has been determined by modeling possible returns using the actuary’s portfolio return calculator and the fair value of plan assets. This approach models the long term expected returns of the various asset classes held in the portfolio and takes into account the additional benefits of holding a diversified portfolio. For measurement purposes of the liability, the annual rates of inflation of covered pension benefits assumed for 2021 and 2020 were 2.9% and 2.5%, respectively.
Amounts not yet reflected in net periodic pension cost and included in accumulated other comprehensive loss were as follows (in thousands):

	December 31, 2021	December 31, 2020
Unrecognized actuarial losses	$89,572	$125,020
Actuarial gains and losses are amortized using a corridor approach whereby cumulative gains and losses in excess of the greater of 10% of the pension benefit obligation or the fair value of plan assets are amortized over the average life expectancy of plan participants. The amortization period for 2021 was 24 years.
The reclassification adjustment, net of income taxes, for the UK Plan from accumulated other comprehensive loss into net periodic pension cost was approximately $2.9 million for the year ended December 31, 2021, and approximately $1.9 million for the years ended December 31, 2020 and 2019. The estimated unrecognized loss for the UK Plan that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next year is approximately $1.8 million, net of income taxes.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS (Continued)
UK Plan Assets
The investment policies and strategies for the assets of the UK Plan are established by its trustees (who are independent of the Company) to achieve a reasonable balance between risk, likely return, and administration expense, as well as to maintain funds at a level to meet minimum funding requirements. In order to ensure that an appropriate investment strategy is in place, an analysis of the UK Plan’s assets and liabilities is completed periodically. Target allocation percentages vary over time depending on the perceived risk and return potential of various asset classes and market conditions. The weighted average asset allocations and weighted average target allocations at December 31, 2021 and 2020 were as follows:

Asset Category	Target Asset Allocation 2021	Actual December 31, 2021	Target Asset Allocation 2020	Actual December 31, 2020
Debt	75.0%	76.0%	65.0%	63.0%
Equity	—%	—%	15.0%	12.7%
Cash and cash equivalents	15.0%	16.5%	10.0%	17.1%
Real estate	10.0%	7.5%	10.0%	7.2%
Total	100.0%	100.0%	100.0%	100.0%
Plan assets of our UK Plan are invested through third-party fund managers in various investments with underlying holdings which, as of December 31, 2021 and 2020, consisted of: (a) cash and cash equivalents, primarily held as collateral for other financial instruments, (b) debt securities, which include United Kingdom government debt and United States, United Kingdom, European, and emerging market corporate debt, and (c) real estate assets, which represent trusts which invest directly or indirectly in various properties throughout the United Kingdom. In addition, investment holdings as of December 31, 2020 contained equity securities, which included marketable equity and equity like instruments across developed global equity markets.
The following tables set forth the fair value of assets of the UK Plan as of December 31, 2021 and 2020 (in thousands):

	Assets at Fair Value as of December 31, 2021
Asset Category	Level 1	Level 2	Level 3	Total
Corporate debt funds	$—	$67,226	$—	$67,226
Government bond funds	—	91,899	—	91,899
Cash and cash equivalents	58,772	—	—	58,772
Total plan assets in fair value hierarchy	$58,772	$159,125	$—	217,897
Plan assets measured using NAV as a practical expedient: (1)
Debt funds				111,971
Real estate funds				26,664
Total plan assets at fair value				$356,532

	Assets at Fair Value as of December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total
Corporate debt funds	$—	$65,486	$—	$65,486
Government bond funds	—	57,133	—	57,133
Equity funds	—	44,132	—	44,132
Cash and cash equivalents	59,246	—	—	59,246
Total plan assets in fair value hierarchy	$59,246	$166,751	$—	225,997
Plan assets measured using NAV as a practical expedient: (1)
Debt funds				96,196
Real estate funds				25,218
Total plan assets at fair value				$347,411
_________________
(1)Certain investments measured using net asset value (“NAV”) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS (Continued)
Assets of the UK Plan are allocated within the fair value hierarchy discussed in Note 10 - Fair Value Measurements, based on the nature of the investment. Level 1 assets represent cash and cash equivalents. Level 2 assets consist of corporate debt funds, government bond funds, and equity funds whose underlying investments are valued using observable marketplace inputs. The fair value of the Level 2 assets are generally determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields, and quoted prices.
Investments valued using NAV as a practical expedient are excluded from the fair value hierarchy. These investments include: (a) funds which invest predominantly in senior secured debt instruments, targeting diversity across regions and sectors, as well as funds which invest in diversified credit vehicles that seek higher returns than traditional fixed income, primarily through investments in U.S. corporate debt, global credit, and structured debt, and (b) funds which aim to provide long-term income through investment in UK property assets. These investments are redeemable at NAV on a monthly or quarterly basis and have redemption notice periods of up to 90 days. In addition, certain of these investments are subject to a lockup period of up to 24 months.
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
Cash Flows:
Contributions
Our United Kingdom subsidiary expects to contribute approximately $4.5 million to the UK Plan in 2022.
Estimated Future Benefit Payments
The following estimated benefit payments are expected to be paid in the following years (in thousands):

Pension Benefit Payments
2022	$11,266
2023	$11,171
2024	$11,525
2025	$12,099
2026	$12,545
Succeeding five years	$69,416
We also sponsor three domestic retirement plans in which participation by new individuals is frozen. The benefit obligation associated with these plans as of December 31, 2021 and 2020 was approximately $8.5 million and $9.2 million, respectively. The estimated fair value of the plan assets as of December 31, 2021 and 2020 was approximately $6.3 million and $6.0 million, respectively. The plan assets are considered Level 1 assets within the fair value hierarchy and are predominantly invested in cash, equities, and equity and bond funds. The liability balances as of December 31, 2021 and 2020 are classified as “Other long-term obligations” in the accompanying Consolidated Balance Sheets. The measurement date for these plans is December 31 of each year. The major assumptions used in the actuarial valuations to determine benefit obligations as of December 31, 2021 and 2020 included discount rates of 2.40% to 2.50% for 2021 and 2.00% to 2.25% for 2020. Also, included was an expected rate of return of 7.00% for both 2021 and 2020. The net periodic pension cost associated with the domestic plans was approximately $0.1 million for the year ended December 31, 2021 and $0.3 million for each of the years ended December 31, 2020 and 2019. The reclassification adjustment, net of income taxes, from accumulated other comprehensive loss into net periodic pension cost was approximately $0.3 million for each of the years ended December 31, 2021 and 2020, and approximately $0.2 million for the year ended December 31, 2019. The estimated loss for these plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next year is approximately $0.1 million, net of income taxes. The future estimated benefit payments expected to be paid from the plans for the next ten years is approximately $0.6 million per year.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS (Continued)
Defined Contribution Plans
We have defined contribution retirement and savings plans that cover eligible employees in the United States. Contributions to these plans are based on a percentage of the employee’s base compensation. The expenses recognized for employer contributions to these plans were approximately $33.0 million for the year ended December 31, 2021 and approximately $32.4 million for each of the years ended December 31, 2020 and 2019. At our discretion and subject to applicable plan documents, we may make additional supplemental matching contributions to one of our defined contribution retirement and savings plans. The expenses recognized related to additional supplemental matching contributions for the years ended December 31, 2021, 2020, and 2019 were approximately $7.7 million, $9.1 million, and $6.8 million, respectively.
Our United Kingdom subsidiary also has defined contribution retirement plans. The expense recognized related to employer matching contributions for the years ended December 31, 2021, 2020, and 2019 was approximately $8.3 million, $7.4 million, and $6.1 million, respectively.
Multiemployer Plans
We participate in approximately 200 multiemployer pension plans (“MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As one of many participating employers in an MEPP, we are potentially liable with the other participating employers for any plan underfunding, either through an increase in our required contributions or, in the case of our withdrawal from the plan, a payment based upon our proportionate share of the plan's unfunded benefits, in each case, as described below. Our contributions to a particular MEPP are established by the applicable CBAs; however, our required contributions may increase based on the funded status of an MEPP and legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact the funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions, and the utilization of extended amortization provisions.
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
We could also be obligated to make payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce our number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closure of a subsidiary assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) would equal our proportionate share of the MEPPs’ unfunded vested benefits. We believe that certain of the MEPPs in which we participate may have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the MEPP’s current financial situation, we are unable to determine: (a) the amount and timing of a future withdrawal liability, if any, and (b) whether our participation in these MEPPs could have a material adverse impact on our financial position, results of operations, or liquidity. We did not record any withdrawal liability for the years ended December 31, 2021, 2020, and 2019.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS (Continued)
The following table lists all MEPPs to which our contributions exceeded $2.0 million in 2021. This table also lists all MEPPs to which we contributed in 2021 in excess of $0.5 million for MEPPs in the critical status, “red zone,” and $1.0 million for MEPPs in the endangered status, “orange or yellow zones,” as defined by the PPA (in thousands):

Pension Fund	EIN/Pension Plan Number		PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date or range of expiration dates of CBA(s)
			2021	2020		2021	2020	2019
National Automatic Sprinkler Industry Pension Fund	52-6054620	001	Green	Red	NA	$20,987	$17,504	$15,924	Yes	March 2022 to August 2025
United Association National Pension Fund (Formerly Plumbers & Pipefitters National Pension Fund)	52-6152779	001	Green	Yellow	NA	14,723	14,095	13,821	No	February 2022 to August 2026
National Electrical Benefit Fund	53-0181657	001	Green	Green	NA	12,310	11,573	16,901	No	April 2022 to May 2026
Pension, Hospitalization & Benefit Plan of the Electrical Industry-Pension Trust Account	13-6123601	001	Green	Green	NA	12,291	11,264	10,075	No	April 2022 to June 2024
Sheet Metal Workers National Pension Fund	52-6112463	001	Yellow	Yellow	Implemented	10,307	11,621	11,713	No	May 2022 to July 2027
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919	001	Green	Green	NA	9,346	7,086	8,434	Yes	May 2022 to July 2024
Sheet Metal Workers Pension Plan of Northern California	51-6115939	001	Red	Red	Implemented	7,850	6,605	6,233	No	June 2022 to June 2026
Plumbers Pipefitters & Mechanical Equipment Service Local Union 392 Pension Plan	31-0655223	001	Red	Red	Implemented	7,110	5,667	6,412	Yes	June 2022
Central Pension Fund of the IUOE & Participating Employers	36-6052390	001	Green	Green	NA	6,627	6,115	6,253	No	March 2022 to December 2024
Southern California Pipe Trades Retirement Fund	51-6108443	001	Green	Green	NA	6,272	4,043	3,274	No	June 2022 to August 2026
Pipefitters Union Local 537 Pension Fund	51-6030859	001	Green	Green	NA	5,922	4,275	4,754	Yes	February 2022 to August 2025
Heating, Piping & Refrigeration Pension Fund	52-1058013	001	Green	Green	NA	5,591	3,349	4,185	No	July 2022
Southern California IBEW-NECA Pension Trust Fund	95-6392774	001	Yellow	Yellow	Implemented	4,876	5,719	6,277	No	June 2022 to May 2026
Edison Pension Plan	93-6061681	001	Green	Green	NA	4,229	3,864	5,361	Yes	December 2023
Electrical Contractors Association of the City of Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Pension Plan 2	51-6030753	002	Green	Green	NA	4,225	3,004	3,204	No	May 2022 to June 2022
Arizona Pipe Trades Pension Trust Fund	86-6025734	001	Green	Green	NA	4,076	4,142	6,071	Yes	May 2022 to June 2024
San Diego Electrical Pension Plan	95-6101801	001	Green	Green	NA	4,068	4,383	3,843	Yes	May 2024
U.A. Local 393 Pension Trust Fund Defined Benefit	94-6359772	002	Green	Green	NA	3,507	3,168	3,858	Yes	June 2022 to June 2024
Boilermaker-Blacksmith National Pension Trust	48-6168020	001	Yellow	Yellow	Implemented	3,479	1,574	1,681	No	April 2022 to September 2024
Sheet Metal Workers Pension Plan of Southern California, Arizona & Nevada	95-6052257	001	Yellow	Yellow	Implemented	3,322	2,706	2,423	No	June 2022 to June 2026
Eighth District Electrical Pension Fund	84-6100393	001	Green	Green	NA	3,298	3,242	3,590	Yes	May 2023 to August 2024
Northern California Pipe Trades Pension Plan	94-3190386	001	Green	Green	NA	2,663	2,463	3,077	No	June 2022 to June 2024

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS (Continued)
Pension Fund	EIN/Pension Plan Number		PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date or range of expiration dates of CBA(s)
			2021	2020		2021	2020	2019
Atlanta Plumbers and Steamfitters Pension Fund	58-1233396	001	Green	Green	NA	2,496	1,576	310	Yes	May 2022 to January 2025
NECA-IBEW Pension Trust Fund	51-6029903	001	Green	Green	NA	2,491	2,369	2,528	No	May 2022 to December 2022
IBEW 332 Pension Fund - Part A	94-2688032	004	Green	Green	NA	2,339	1,211	1,633	No	May 2024
U.A. Plumbers Local 24 Pension Fund	22-6042823	001	Green	Green	NA	2,270	2,460	2,460	Yes	April 2025
IBEW Local 595 Pension Plan	94-6279541	001	Green	Green	NA	2,042	569	1,653	No	November 2022 to May 2023
Plumbing & Pipe Fitting Local 219 Pension Fund	34-6682376	001	Red	Red	Implemented	1,167	1,680	1,937	Yes	May 2022 to May 2025
Plumbers & Pipefitters Local 162 Pension Fund	31-6125999	001	Yellow	Yellow	Implemented	1,034	969	1,124	Yes	May 2022
Steamfitters Local Union No. 420 Pension Plan	23-2004424	001	Red	Red	Implemented	677	553	641	No	May 2022 to April 2024
South Florida Electrical Workers Pension Plan and Trust	59-6230530	001	Red	Red	Implemented	594	261	323	No	August 2022
Carpenters Pension Trust Fund for Northern California	94-6050970	001	Red	Red	Implemented	568	385	435	No	June 2023
Other Multiemployer Pension Plans						55,315	54,587	55,070		Various
Total Contributions						$228,072	$204,082	$215,478
 _________________
(1)    The zone status represents the most recent available information for the respective MEPP, which may be 2020 or earlier for the 2021 year and 2019 or earlier for the 2020 year. In general, plans with a “green” zone status have a funding ratio of at least 80%, plans with an “orange” or “yellow” zone status have a funding ratio of between 65% and less than 80%, and plans with a “red” zone status are less than 65% funded.
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
The nature and diversity of our operations may result in volatility in the amount of our contributions to a particular MEPP for any given period. That is because, in any given market, a change in the mix, volume of, or size of our projects could result in a change in our direct labor force and a corresponding change in our contributions to the MEPP(s) dictated by the applicable CBA. Additionally, the amount of contributions to a particular MEPP could also be affected by the terms of the CBA, which could require at a particular time, an increase in the contribution rate and/or surcharges. Acquisitions made by us since 2019 have resulted in incremental contributions to various MEPPs of approximately $3.8 million.
Additionally, we contribute to certain multiemployer plans that provide post retirement benefits such as health and welfare benefits and/or defined contribution/annuity plans, among others. Our contributions to these plans were approximately $168.4 million, $156.1 million, and $153.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. Acquisitions made by use since 2019 have resulted in incremental contributions to such other post retirement benefit plans of approximately $2.9 million. The amount of contributions to these plans is also subject, for the most part, to the factors discussed above in conjunction with the MEPPs.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - COMMITMENTS AND CONTINGENCIES
 Severance Agreements
We have agreements with our executive officers and certain other key management personnel providing for severance benefits for such employees upon termination of their employment under certain circumstances.
Guarantees
In the ordinary course of business, we, at times, guarantee obligations of our subsidiaries under certain contracts. Generally, we are liable under such an arrangement only if our subsidiary fails to perform its obligations under the contract. Historically, we have not incurred any substantial liabilities as a consequence of these guarantees.
Surety Bonds
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of December 31, 2021, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.5 billion, which represents approximately 26% of our total remaining performance obligations.
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds may be issued as collateral for certain insurance obligations. As of December 31, 2021, we satisfied approximately $48.1 million of the collateral requirements of our insurance programs by utilizing surety bonds.
We are not aware of any losses in connection with surety bonds that have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.
Hazardous Materials
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
Collective Bargaining Agreements
At December 31, 2021, we employed approximately 34,000 people, approximately 60% of whom are represented by various unions pursuant to nearly 450 collective bargaining agreements between our individual subsidiaries or trade associations and local unions, as well as two collective bargaining agreements that are national or regional in scope. We believe that our relations with our labor unions are generally positive.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - LEASES
We lease real estate, vehicles, and equipment under various arrangements which are classified as either operating or finance leases. A lease exists when a contract or part of a contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In determining whether a lease exists, we consider whether a contract provides us with both: (a) the right to obtain substantially all of the economic benefits from the use of the identified asset and (b) the right to direct the use of the identified asset.
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
Lease Position
The following table presents our lease-related assets and liabilities as of December 31, 2021 and 2020 (in thousands):

	Classification on the Consolidated Balance Sheet	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$260,778	$242,155
Finance lease assets	Property, plant and equipment, net	7,666	9,638
Total lease assets		$268,444	$251,793

Liabilities
Current
Operating	Operating lease liabilities, current	$57,814	$53,632
Finance	Current maturities of long-term debt and finance lease liabilities	3,320	3,995
Noncurrent
Operating	Operating lease liabilities, long-term	220,836	205,362
Finance	Long-term debt and finance lease liabilities	4,717	5,971
Total lease liabilities		$286,687	$268,960

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - LEASES (Continued)
Lease Costs
The following table presents information related to our lease expense for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Finance lease expense:
Amortization expense	$4,255	$4,562	$4,575
Interest expense	255	355	427
Operating lease expense	70,928	69,208	66,650
Short-term lease expense (1)	150,500	139,706	149,528
Variable lease expense	5,421	5,441	4,924
Total lease expense	$231,359	$219,272	$226,104
_________________
(1)Short-term lease expense includes both leases and rentals with initial terms of one year or less and predominantly represents equipment used on construction projects.
Sublease rental income was approximately $0.2 million for the year ended December 31, 2021, and $0.5 million for each of the years ended December 31, 2020 and 2019.
Lease Term and Discount Rate
The following table presents certain information related to the lease terms and discount rates for our leases as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term:
Operating leases	6.4 years	6.6 years
Finance leases	2.9 years	3.1 years
Weighted-average discount rate:
Operating leases	3.20%	3.59%
Finance leases	2.61%	3.24%
Other Information
The following table presents supplemental cash flow information related to our leases for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$69,797	$65,016	$65,757
Operating cash flows used for finance leases	$255	$355	$427
Financing cash flows used for finance leases	$4,189	$4,470	$4,571
Right-of-use assets obtained in exchange for new operating lease liabilities	$80,661	$55,895	$84,089
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,301	$4,558	$5,311

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - LEASES (Continued)
Maturity of Lease Liabilities
The following table reconciles our future minimum lease payments on an undiscounted cash flow basis to our lease liabilities reported in the Consolidated Balance Sheet as of December 31, 2021 (in thousands):

	Operating Leases	Finance Leases
2022	$65,528	$3,469
2023	56,229	2,238
2024	45,037	1,742
2025	36,077	705
2026	29,044	140
Thereafter	77,556	10
Total minimum lease payments	309,471	8,304
Less: Amount of lease payments representing interest	(30,821)	(267)
Present value of future minimum lease payments	$278,650	$8,037

Current portion of lease liabilities	$57,814	$3,320
Noncurrent portion of lease liabilities	220,836	4,717
Present value of future minimum lease payments	$278,650	$8,037

NOTE 17 - ADDITIONAL CASH FLOW INFORMATION
The following table presents information about cash paid for interest and income taxes for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Cash paid during the year for:
Interest	$5,259	$8,289	$12,683
Income taxes	$130,811	$145,386	$126,169
NOTE 18 - SEGMENT INFORMATION
We are one of the largest specialty contractors in the United States and a leading provider of electrical and mechanical construction and facilities services, building services, and industrial services. Our services are provided to a broad range of commercial, industrial, utility, and institutional customers through approximately 90 operating subsidiaries. Such operating subsidiaries are organized into the following reportable segments:
•United States electrical construction and facilities services;
•United States mechanical construction and facilities services;
•United States building services;
•United States industrial services; and
•United Kingdom building services.
For a more complete description of our operations, refer to Item 1. Business.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 - SEGMENT INFORMATION (Continued)
The following tables present financial information for each of our reportable segments for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	2021	2020	2019
Revenues from unrelated entities:
United States electrical construction and facilities services	$2,015,466	$1,806,092	$1,961,798
United States mechanical construction and facilities services	3,922,864	3,485,495	3,340,337
United States building services	2,468,892	2,134,016	2,121,661
United States industrial services	986,407	940,895	1,327,556
Total United States operations	9,393,629	8,366,498	8,751,352
United Kingdom building services	509,951	430,563	423,259
Total operations	$9,903,580	$8,797,061	$9,174,611

	2021	2020	2019
Total revenues:
United States electrical construction and facilities services	$2,019,400	$1,812,445	$1,965,483
United States mechanical construction and facilities services	3,939,753	3,502,131	3,370,960
United States building services	2,564,013	2,213,161	2,197,305
United States industrial services	1,021,217	956,373	1,351,448
Less intersegment revenues	(150,754)	(117,612)	(133,844)
Total United States operations	9,393,629	8,366,498	8,751,352
United Kingdom building services	509,951	430,563	423,259
Total operations	$9,903,580	$8,797,061	$9,174,611

	2021	2020	2019
Operating income (loss):
United States electrical construction and facilities services	$168,363	$161,810	$147,817
United States mechanical construction and facilities services	319,112	292,536	225,040
United States building services	119,024	114,159	115,432
United States industrial services	(1,666)	1,175	57,529
Total United States operations	604,833	569,680	545,818
United Kingdom building services	27,998	20,660	18,323
Corporate administration	(102,031)	(98,542)	(101,726)
Restructuring expenses	—	(2,214)	(1,523)
Impairment loss on goodwill, identifiable intangible assets, and other long-lived assets	—	(232,750)	—
Total operations	530,800	256,834	460,892
Other items:
Net periodic pension (cost) income	3,625	2,980	1,553
Interest expense	(6,071)	(9,009)	(13,821)
Interest income	949	1,521	2,265
Income before income taxes	$529,303	$252,326	$450,889

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 - SEGMENT INFORMATION (Continued)

	2021	2020	2019
Capital expenditures:
United States electrical construction and facilities services	$4,976	$8,674	$4,839
United States mechanical construction and facilities services	10,420	11,239	7,890
United States building services	11,236	10,372	14,370
United States industrial services	6,159	9,595	16,760
Total United States operations	32,791	39,880	43,859
United Kingdom building services	3,015	3,693	3,598
Corporate administration	386	4,396	975
Total operations	$36,192	$47,969	$48,432

	2021	2020	2019
Depreciation and amortization of property, plant and equipment:
United States electrical construction and facilities services	$7,189	$6,693	$6,664
United States mechanical construction and facilities services	11,130	10,683	8,764
United States building services	12,354	12,325	12,752
United States industrial services	11,723	12,405	12,016
Total United States operations	42,396	42,106	40,196
United Kingdom building services	3,938	3,046	2,942
Corporate administration	2,013	1,569	807
Total operations	$48,347	$46,721	$43,945

	December 31, 2021	December 31, 2020	December 31, 2019
Contract assets:
United States electrical construction and facilities services	$48,161	$30,728	$47,522
United States mechanical construction and facilities services	87,516	68,058	61,225
United States building services	44,625	31,304	30,557
United States industrial services	18,992	11,311	12,982
Total United States operations	199,294	141,401	152,286
United Kingdom building services	30,849	30,555	25,544
Total operations	$230,143	$171,956	$177,830

	December 31, 2021	December 31, 2020	December 31, 2019
Contract liabilities:
United States electrical construction and facilities services	$198,247	$182,228	$166,448
United States mechanical construction and facilities services	406,509	386,180	317,083
United States building services	133,061	106,691	101,963
United States industrial services	16,481	17,304	15,548
Total United States operations	754,298	692,403	601,042
United Kingdom building services	33,836	29,849	22,600
Total operations	$788,134	$722,252	$623,642

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 - SEGMENT INFORMATION (Continued)

	December 31, 2021	December 31, 2020	December 31, 2019
Long-lived assets:
United States electrical construction and facilities services	$236,813	$176,708	$175,038
United States mechanical construction and facilities services	506,290	512,243	530,561
United States building services	509,096	493,274	459,934
United States industrial services	365,563	394,505	654,956
Total United States operations	1,617,762	1,576,730	1,820,489
United Kingdom building services	11,402	12,017	9,622
Corporate administration	2,535	4,356	1,431
Total operations	$1,631,699	$1,593,103	$1,831,542

	December 31, 2021	December 31, 2020	December 31, 2019
Total assets:
United States electrical construction and facilities services	$848,306	$672,226	$736,688
United States mechanical construction and facilities services	1,668,419	1,542,531	1,536,325
United States building services	1,101,082	1,040,160	1,008,263
United States industrial services	589,017	550,513	916,308
Total United States operations	4,206,824	3,805,430	4,197,584
United Kingdom building services	241,740	227,894	181,147
Corporate administration	992,882	1,030,516	451,627
Total operations	$5,441,446	$5,063,840	$4,830,358

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of EMCOR Group, Inc. and subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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

Revenue Recognition from Construction Contracts
Description of the Matter
As described in Note 3 to the consolidated financial statements, the Company generally recognizes revenue from construction contracts over time using a cost-to-cost input method in which the extent of progress is measured based on the ratio of costs incurred to date to the total estimated costs at completion. In addition, the revenue recognition process requires the Company to determine the transaction price that represents the amount of consideration to which the Company expects to be entitled. A significant portion of the Company’s revenues for the year ended December 31, 2021 were derived from construction contracts.
The determination of revenue recognized from construction contracts commonly requires the Company to estimate variable consideration that arises from pending change orders, contract claims, contract bonuses, and penalties, as well as to prepare estimates of the costs to complete contracts. Factors inherent in the estimation processes include, among others, historical experience with customers, the potential long-term nature of dispute resolutions, actions of third parties as well as the Company’s experience with similar types of contracts. Due to uncertainties attributed to such factors, auditing revenue recognized from construction contracts involved especially challenging, subjective, and complex judgments.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls related to revenue recognition from construction contracts. For example, we tested controls over the Company’s determination and review of estimates of variable consideration, costs to complete, and the completeness and accuracy of data utilized in conjunction with such estimation processes.
To test the amount of revenue recognized from construction contracts in the current period, we selected a sample of contracts and performed procedures to test the project revenue and cost forecasts. For example, we obtained and inspected the related contract agreements, amendments, and change orders to test the existence of customer arrangements and understand the scope and pricing of the related projects; performed inquiries of management and project personnel regarding facts and circumstances relevant to the accounting for such contracts; tested key components of the estimated costs to complete, including materials, labor, and subcontractors costs; agreed actual costs incurred to supporting documentation; and recalculated revenues recognized based on the project's percentage of completion and management's estimate of transaction price. In addition, we performed certain retrospective review procedures to assess management’s historical ability to accurately estimate the transaction price and costs to complete contracts as well as to identify any significant or unusual changes in project revenue and cost forecasts during the period.

Valuation of Goodwill and Indefinite-Lived Intangible Assets
Description of the Matter
At December 31, 2021, the Company’s goodwill and indefinite-lived trade name intangible assets were approximately $890.3 million and $215.8 million, respectively. As discussed in Note 8 to the consolidated financial statements, goodwill and trade names with indefinite lives are tested for impairment at least annually.
Auditing management’s annual impairment tests was especially complex and subjective due to the significant estimation required in determining the fair value of the reporting units for goodwill and the fair value of trade name intangible assets. In particular, the fair value estimates for goodwill were sensitive to significant assumptions inherent in the Company’s discounted estimated future cash flows such as the weighted average cost of capital, revenue growth rates, and operating margins. The fair value estimates for trade name intangible assets were sensitive to significant assumptions inherent in the Company’s discounted estimated future cash flows such as the royalty rate, discount rate, and revenue growth rates. The fair value estimates for goodwill and trade name intangible assets are affected by expectations about future market or economic conditions, including the effects of the COVID-19 pandemic and other macroeconomic events relevant to certain markets in which the Company operates.

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
February 24, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of EMCOR Group, Inc. and subsidiaries:
Opinion on Internal Control Over Financial Reporting
We have audited EMCOR Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, EMCOR Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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
February 24, 2022

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
Our internal control over financial reporting includes policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors, and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
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
As of December 31, 2021, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has determined that EMCOR’s internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in Item 8 of this Form 10-K, which such report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021.
Changes in Internal Control over Financial Reporting
In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 with respect to directors is incorporated herein by reference to the section of our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders entitled “Election of Directors,” which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates (the “Proxy Statement”). The information, if any, required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section of the Proxy Statement entitled “Delinquent Section 16(a) Reports.” The information required by this Item 10 concerning the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated by reference to the section of the Proxy Statement entitled “Meetings and Committees of the Board of Directors” and “Corporate Governance.” The information required by this Item 10 regarding stockholder recommendations for director candidates is incorporated by reference to the section of the Proxy Statement entitled “Recommendations for Director Candidates.” Information regarding our executive officers is contained in Part I of this Form 10-K following Item 4 under the heading “Executive Officers of the Registrant.” We have adopted a Code of Ethics that applies to our Chief Executive Officer and our Senior Financial Officers, which is listed on the Exhibit Index.
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
Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes, as of December 31, 2021, certain information regarding equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by stockholders.

	Equity Compensation Plan Information
	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	472,410	$—	895,682 (1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	472,410	$—	895,682 (1)
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
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

Financial Statements:

Consolidated Balance Sheets - December 31, 2021 and 2020

Consolidated Statements of Operations - Years Ended December 31, 2021, 2020, and 2019

Consolidated Statements Comprehensive Income - Years Ended December 31, 2021, 2020, and 2019

Consolidated Statements of Cash Flows - Years Ended December 31, 2021, 2020, and 2019

Consolidated Statements of Equity - Years Ended December 31, 2021, 2020, and 2019

Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)

(a)(2)	The following financial statement schedule is included in this Form 10-K: Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

(a)(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(b)	Amended and Restated By-Laws and Amendments thereto	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”)
4(a)	Sixth Amended and Restated Credit Agreement dated as of March 2, 2020 by and among EMCOR and a subsidiary and Bank of Montreal, as Agent and the lenders listed on the signature pages thereof	Exhibit 4(a) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (“March 2020 Form 10-Q”)
4(b)	Sixth Amended and Restated Security Agreement dated as of March 2, 2020 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(b) to the March 2020 Form 10-Q
4(c)	Sixth Amended and Restated Pledge Agreement dated as of March 2, 2020 among EMCOR, certain of its U.S. subsidiaries, and Bank of Montreal, as Agent	Exhibit 4(c) to the March 2020 Form 10-Q
4(d)	Fifth Amended and Restated Guaranty Agreement dated as of March 2, 2020 by certain of EMCOR’s U.S. subsidiaries in favor of Bank of Montreal, as Agent	Exhibit 4(d) to the March 2020 Form 10-Q
4(e)	Description of Registrant’s Securities	Exhibit 4(e) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”)
4(f)	LIBOR Cessation Letter Agreement	Filed herewith
10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to EMCOR's Report on Form 8-K (Date of Report April 25, 2005)
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 ("June 1998 Form 10-Q")
10(g-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 ("June 1999 Form 10-Q")
10(g-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)
10(g-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(h-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(i-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(i-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(i-3)	Amendment to Continuity Agreements and Severance Agreements with Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(Q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)
10(j)	Amendment dated as of March 29, 2010 to Severance Agreement with Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-1)	Severance Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio	Exhibit 10(l-1) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 ("September 2016 Form 10-Q")
10(k-2)	Continuity Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio (“Mauricio Continuity Agreement”)	Exhibit 10(l-2) to the September 2016 Form 10-Q
10(k-3)	Amendment dated April 10, 2017 to Mauricio Continuity Agreement	Exhibit 10(l-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10(l-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(l-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(S-2) to 2008 Form 10-K
10(l-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(l-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (“March 2012 Form 10-Q”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(l-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10(l-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(T-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(l-7)	Fifth Amendment to LTIP	Exhibit 10(l-7) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”)
10(l-8)	Sixth Amendment to LTIP	Exhibit 10(l-8) to 2015 Form 10-K
10(l-9)	Seventh Amendment to LTIP	Filed herewith
10(m)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(n)	Amended and Restated 2010 Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report June 11, 2020)
10(o)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(p)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2011
10(q)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(r)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“June 2012 Form 10-Q”)
10(s)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2014
10(t)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(E)(E) to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”)
10(u)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2013
10(v)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(F)(F) to 2012 Form 10-K
10(w)	Executive Compensation Recoupment Policy	Exhibit 10(h)(h) to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2015
10(x)	Restricted Stock Unit Award Agreement dated June 30, 2017 between EMCOR and Mark A. Pompa	Exhibit 10(f)(f) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
14	Code of Ethics of EMCOR for Chief Executive Officer and Senior Financial Officers	Exhibit 14 to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2003
21	List of Significant Subsidiaries	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95.1	Information concerning mine safety violations or other regulatory matters	Filed herewith

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

101	The following materials from EMCOR Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.	Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed

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
Date: February 24, 2022

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2022.

/S/ ANTHONY J. GUZZI	Chairman, President and Chief Executive Officer
Anthony J. Guzzi	(Principal Executive Officer)

/S/ MARK A. POMPA	Executive Vice President and Chief Financial Officer
Mark A. Pompa	(Principal Financial Officer)

/S/ JASON R. NALBANDIAN	Vice President and Chief Accounting Officer
Jason R. Nalbandian	(Principal Accounting Officer)

/S/ JOHN W. ALTMEYER	Director
John W. Altmeyer

/S/ RONALD L. JOHNSON	Director
Ronald L. Johnson

/S/ DAVID H. LAIDLEY	Director
David H. Laidley

/S/ CAROL P. LOWE	Director
Carol P. Lowe

/S/ M. KEVIN MCEVOY	Director
M. Kevin McEvoy

/S/ WILLIAM P. REID	Director
William P. Reid

/s/ STEVEN B. SCHWARZWAELDER	Director
Steven B. Schwarzwaelder

/S/ ROBIN WALKER-LEE	Director
Robin Walker-Lee

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Costs and Expenses	Cumulative Effect Adjustment (1)	Deductions (2)	Balance at End of Year
Allowance for credit losses
Year Ended December 31, 2021	$18,031	8,041	—	(2,538)	$23,534
Year Ended December 31, 2020	$14,466	3,269	3,150	(2,854)	$18,031
Year Ended December 31, 2019	$15,361	2,628	—	(3,523)	$14,466
_________________
(1) Represents the adjustment to our allowance for credit losses, which was recorded to retained earnings upon the adoption of Accounting Standards Codification Topic 326.
(2)     Deductions primarily represent uncollectible balances of accounts receivable written off, net of recoveries.