Form 10-Q
period 2022-03-31
EMCOR Group, Inc.
filed 2022-04-28
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Number of shares of Common Stock outstanding as of the close of business on April 22, 2022: 51,141,944 shares.

[This Page Intentionally Left Blank]

EMCOR Group, Inc.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning. Forward-looking statements in this report include discussions of our future operating or financial performance and other forward-looking commentary regarding aspects of our business, including market share growth, gross profit, remaining performance obligations, project mix, projects with varying profit margins, selling, general and administrative expenses, and trends in our business, and other characterizations of future events or circumstances, such as the effects of the COVID-19 pandemic and supply chain disruptions and delays. Each forward-looking statement included in this report is subject to risks and uncertainties, including those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report, and in our Form 10-K for the year ended December 31, 2021, including, without limitation, the “Risk Factors” section of such Form 10-K. Such risks and uncertainties could cause actual results to differ materially from those that might be anticipated from, or projected or implied by, our forward-looking statements. The forward-looking statements contained in this report speak only as of the filing date of this report. We undertake no obligation to update any forward-looking statements. However, any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission (the “SEC”) should be consulted. We caution investors not to place undue reliance on forward-looking statements, due to their inherent uncertainty.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$514,513	$821,345
Accounts receivable, less allowance for credit losses of $22,956 and $23,534, respectively	2,303,449	2,204,519
Contract assets	262,119	230,143
Inventories	71,463	54,098
Prepaid expenses and other	64,861	80,889
Total current assets	3,216,405	3,390,994
Property, plant and equipment, net	151,346	152,066
Operating lease right-of-use assets	266,379	260,778
Goodwill	891,536	890,268
Identifiable intangible assets, net	574,614	589,365
Other assets	130,874	157,975
Total assets	$5,231,154	$5,441,446
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$16,017	$16,235
Accounts payable	719,792	734,275
Contract liabilities	827,708	788,134
Accrued payroll and benefits	411,668	490,867
Other accrued expenses and liabilities	261,118	274,406
Operating lease liabilities, current	60,267	57,814
Total current liabilities	2,296,570	2,361,731
Long-term debt and finance lease liabilities	245,416	245,450
Operating lease liabilities, long-term	224,231	220,836
Other long-term obligations	329,139	360,340
Total liabilities	3,095,356	3,188,357
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 60,832,337 and 60,737,006 shares issued, respectively	608	607
Capital surplus	62,374	61,874
Accumulated other comprehensive loss	(85,949)	(83,562)
Retained earnings	2,901,909	2,835,504
Treasury stock, at cost 9,002,414 and 7,437,268 shares, respectively	(743,846)	(562,036)
Total EMCOR Group, Inc. stockholders’ equity	2,135,096	2,252,387
Noncontrolling interests	702	702
Total equity	2,135,798	2,253,089
Total liabilities and equity	$5,231,154	$5,441,446
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended March 31,
	2022	2021
Revenues	$2,592,549	$2,304,049
Cost of sales	2,239,994	1,962,976
Gross profit	352,555	341,073
Selling, general and administrative expenses	252,598	224,069
Operating income	99,957	117,004
Net periodic pension (cost) income	1,169	908
Interest expense, net	(1,289)	(1,363)
Income before income taxes	99,837	116,549
Income tax provision	26,451	31,604
Net income including noncontrolling interests	73,386	84,945
Net income attributable to noncontrolling interests	—	171
Net income attributable to EMCOR Group, Inc.	$73,386	$84,774

Basic earnings per common share	$1.39	$1.54

Diluted earnings per common share	$1.39	$1.54

Dividends declared per common share	$0.13	$0.13
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended March 31,
	2022	2021
Net income including noncontrolling interests	$73,386	$84,945
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,842)	585
Post retirement plans, amortization of actuarial loss included in net income (1)	455	804
Other comprehensive (loss) income	(2,387)	1,389
Comprehensive income	70,999	86,334
Comprehensive income attributable to noncontrolling interests	—	171
Comprehensive income attributable to EMCOR Group, Inc.	$70,999	$86,163
_________
(1)Net of tax of $0.2 million for each of the three months ended March 31, 2022 and 2021.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows - operating activities:
Net income including noncontrolling interests	$73,386	$84,945
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,578	12,001
Amortization of identifiable intangible assets	15,551	14,989
Non-cash share-based compensation expense	3,438	3,193
Other reconciling items	(226)	(218)
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(199,541)	(203,899)
Net cash used in operating activities	(95,814)	(88,989)
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(2,914)	(24,326)
Proceeds from sale or disposal of property, plant and equipment	462	766
Purchases of property, plant and equipment	(11,501)	(8,204)
Net cash used in investing activities	(13,953)	(31,764)
Cash flows - financing activities:
Repayments of finance lease liabilities	(979)	(1,145)
Dividends paid to stockholders	(6,930)	(7,121)
Repurchases of common stock	(181,810)	(12,917)
Taxes paid related to net share settlements of equity awards	(4,944)	(3,750)
Issuances of common stock under employee stock purchase plan	1,955	1,731
Payments for contingent consideration arrangements	(805)	(693)
Distributions to noncontrolling interests	—	(43)
Net cash used in financing activities	(193,513)	(23,938)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,419)	886
Decrease in cash, cash equivalents, and restricted cash	(306,699)	(143,805)
Cash, cash equivalents, and restricted cash at beginning of year (1)	822,568	903,562
Cash, cash equivalents, and restricted cash at end of period (2)	$515,869	$759,757
_________
(1)Includes $1.2 million and $0.7 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.
(2)Includes $1.4 million and $0.9 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of March 31, 2022 and 2021, respectively.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended March 31, 2021 and 2022
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2020	$2,053,244	$606	$47,464	$(109,233)	$2,480,321	$(366,490)	$576
Net income including noncontrolling interests	84,945	—	—	—	84,774	—	171
Other comprehensive income	1,389	—	—	1,389	—	—	—
Common stock issued under share-based compensation plans	1	1	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,750)	—	(3,750)	—	—	—	—
Common stock issued under employee stock purchase plan	1,731	—	1,731	—	—	—	—
Common stock dividends	(7,121)	—	55	—	(7,176)	—	—
Repurchases of common stock	(12,917)	—	—	—	—	(12,917)	—
Distributions to noncontrolling interests	(43)	—	—	—	—	—	(43)
Share-based compensation expense	3,193	—	3,193	—	—	—	—
Balance, March 31, 2021	$2,120,672	$607	$48,693	$(107,844)	$2,557,919	$(379,407)	$704

Balance, December 31, 2021	$2,253,089	$607	$61,874	$(83,562)	$2,835,504	$(562,036)	$702
Net income including noncontrolling interests	73,386	—	—	—	73,386	—	—
Other comprehensive loss	(2,387)	—	—	(2,387)	—	—	—
Common stock issued under share-based compensation plans	1	1	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(4,944)	—	(4,944)	—	—	—	—
Common stock issued under employee stock purchase plan	1,955	—	1,955	—	—	—	—
Common stock dividends	(6,930)	—	51	—	(6,981)	—	—
Repurchases of common stock	(181,810)	—	—	—	—	(181,810)	—
Share-based compensation expense	3,438	—	3,438	—	—	—	—
Balance, March 31, 2022	$2,135,798	$608	$62,374	$(85,949)	$2,901,909	$(743,846)	$702
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
Our reportable segments and related disclosures reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States building services segment, and from our United States building services segment to our United States construction segments, due to changes in our internal reporting structure aimed at realigning our service offerings.
The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.
NOTE 2 - New Accounting Pronouncements
The Company is currently evaluating the impact of an accounting standards update issued by the Financial Accounting Standards Board (“FASB”), which provides temporary optional expedients and exceptions to existing U.S. GAAP. This guidance is aimed at easing the financial reporting burdens related to reference rate reform, including the expected market transition from LIBOR, or other interbank offered rates, to alternative reference rates. Such accounting pronouncement allows entities to account for and present certain contract modifications, which occur before December 31, 2022 and result from the transition to an alternative reference rate, as an event that does not require remeasurement at the modification date or reassessment of a previous accounting determination. While we are still evaluating the impact of this pronouncement, we do not anticipate that it will have a material impact on our financial position and/or results of operations, as we are not exposed to any contracts that reference LIBOR, other than our credit agreement dated as of March 2, 2020, which contains provisions that allow for the amendment of such agreement to use alternative reference rates in the event of the discontinuation of LIBOR.
In October 2021, an accounting pronouncement was issued by the FASB, that changes how an entity accounts for revenue contracts it acquires in a business combination. The pronouncement requires entities to apply the revenue recognition guidance within Accounting Standards Codification Topic 606 to recognize and measure contract assets and liabilities from contracts with customers in a business combination, creating an exception to the fair value recognition and measurement principle typically utilized when valuing acquired assets. The guidance is aimed at improving comparability by addressing when an acquirer should recognize a contract asset or contract liability, as well as how such assets and liabilities should be measured, and will generally result in companies recognizing contract assets and contract liabilities at amounts consistent with those recorded by the target entity prior to acquisition. This guidance is effective for public business entities for fiscal years beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the potential impact of this accounting pronouncement; however, we do not believe that its adoption will have a material impact on our financial position and/or results of operations.

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
Changes in the estimates of transaction prices are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. For the three months ended March 31, 2022 and 2021, there were no significant amounts of revenue recognized during the period related to performance obligations satisfied in prior periods. In addition, for the three months ended March 31, 2022 and 2021, there were no significant reversals of revenue recognized associated with the revision of transaction prices.

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
For our services contracts, revenue is also generally recognized over time as the customer simultaneously receives and consumes the benefits of our performance as we perform the service. For our fixed price service contracts with specified service periods, revenue is generally recognized on a straight-line basis over such service period when our inputs are expended evenly and the customer receives and consumes the benefits of our performance throughout the contract term.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. Based on an evaluation of individual projects that had revisions to total estimated costs, which resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted by approximately $10.0 million, during the three months ended March 31, 2022. Of this amount, approximately $4.6 million was recorded within our United States electrical construction and facilities services segment and approximately $5.4 million was recorded within our United States mechanical construction and facilities services segment. There were no changes in total estimated costs that had a significant impact on our operating results during the three months ended March 31, 2021.
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide construction services relating to electrical and mechanical systems, as well as to provide a number of building services and industrial services to our customers. Our contracts are with many different customers in numerous industries. Refer to Note 14 - Segment Information of the notes to consolidated financial statements for additional information on how we disaggregate our revenues by reportable segment.
The following tables provide further disaggregation of our revenues, by categories we use to evaluate our financial performance within each of our reportable segments, for the three months ended March 31, 2022 and 2021 (in thousands):

	For the three months ended March 31,
	2022	% of Total	2021	% of Total
United States electrical construction and facilities services:
Commercial market sector	$270,315	52%	$245,841	53%
Manufacturing market sector	66,465	13%	48,454	11%
Healthcare market sector	32,070	6%	20,151	4%
Institutional market sector	31,766	6%	43,639	9%
Transportation market sector	45,082	8%	42,031	9%
Water and wastewater market sector	5,312	1%	3,651	1%
Hospitality market sector	2,623	1%	4,664	1%
Short duration projects (1)	56,048	11%	44,409	10%
Service work	13,329	2%	7,765	2%
	523,010		460,605
Less intersegment revenues	(980)		(1,210)
Total segment revenues	$522,030		$459,395
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the three months ended March 31,
	2022	% of Total	2021	% of Total
United States mechanical construction and facilities services:
Commercial market sector	$379,604	38%	$366,477	40%
Manufacturing market sector	149,571	15%	121,686	13%
Healthcare market sector	120,051	12%	112,656	12%
Institutional market sector	70,627	7%	69,304	8%
Transportation market sector	16,053	2%	18,417	2%
Water and wastewater market sector	61,744	6%	43,848	5%
Hospitality market sector	8,079	1%	8,529	1%
Short duration projects (1)	62,294	6%	86,765	9%
Service work	134,715	13%	88,490	10%
	1,002,738		916,172
Less intersegment revenues	(2,268)		(1,671)
Total segment revenues	$1,000,470		$914,501
 ________
(1)Represents those projects which generally are completed within three months or less.

	For the three months ended March 31,
	2022	% of Total	2021	% of Total
United States building services:
Mobile mechanical services	$373,571	60%	$351,317	62%
Commercial site-based services	203,550	32%	175,647	31%
Government site-based services	50,680	8%	41,072	7%
Total segment revenues	$627,801		$568,036

	For the three months ended March 31,
	2022	% of Total	2021	% of Total
United States industrial services:
Field services	$271,418	87%	$207,554	88%
Shop services	39,333	13%	27,828	12%
Total segment revenues	$310,751		$235,382

Total United States operations	$2,461,052		$2,177,314

	For the three months ended March 31,
	2022	% of Total	2021	% of Total
United Kingdom building services:
Service work	$64,817	49%	$61,991	49%
Project work	66,680	51%	64,744	51%
Total segment revenues	$131,497		$126,735

Total operations	$2,592,549		$2,304,049

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
At March 31, 2022 and December 31, 2021, our allowance for credit losses was $23.0 million and $23.5 million, respectively. The decrease in our allowance for credit losses was predominantly attributable to the write-off of specific amounts deemed unrecoverable. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses.
The change in the allowance for credit losses for the three months ended March 31, 2022 was as follows (in thousands):

Balance at December 31, 2021	$23,534
Provision for credit losses	15
Amounts written off against the allowance, net of recoveries	(593)
Balance at March 31, 2022	$22,956
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Net contract liabilities in the accompanying Consolidated Balance Sheets consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Contract assets, current	$262,119	$230,143
Contract assets, non-current	—	—
Contract liabilities, current	(827,708)	(788,134)
Contract liabilities, non-current	(1,663)	(2,505)
Net contract liabilities	$(567,252)	$(560,496)
The $6.8 million increase in net contract liabilities for the three months ended March 31, 2022 was primarily attributable to an increase in net contract liabilities on our uncompleted construction projects, partially as a result of the timing of invoicing to our customers. There was no significant impairment of contract assets recognized during the periods presented.
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations as of March 31, 2022 (in thousands, except for percentages):

	March 31, 2022	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,297,086	22%
United States mechanical construction and facilities services	3,384,089	57%
United States building services	995,003	16%
United States industrial services	116,496	2%
Total United States operations	5,792,674	97%
United Kingdom building services	160,207	3%
Total operations	$5,952,881	100%
Our remaining performance obligations at March 31, 2022 were $5.95 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.
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
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$1,150,600	$146,486
United States mechanical construction and facilities services	2,737,236	646,853
United States building services	892,868	102,135
United States industrial services	116,496	—
Total United States operations	4,897,200	895,474
United Kingdom building services	135,870	24,337
Total operations	$5,033,070	$919,811
NOTE 4 - Acquisitions of Businesses
Acquisitions are accounted for utilizing the acquisition method of accounting and the prices paid for them are allocated to their respective assets and liabilities based upon the estimated fair value of such assets and liabilities at the dates of their respective acquisition by us.
During the first quarter of 2022, we acquired a company for an immaterial amount. This company provides fire protection services in the Northeastern region of the United States.
During calendar year 2021, we acquired eight companies for total consideration of $131.2 million. Such acquisitions include: (a) two companies, the results of operations of which have been included within our United States mechanical construction and facilities services segment, consisting of: (i) a company that provides mechanical services within the Southern region of the United States and (ii) a company that provides fire protection services in the Midwestern region of the United States, (b) two companies that provide electrical construction services for a broad array of customers in the Midwestern region of the United States, the results of operations of which have been included in our United States electrical construction and facilities services segment, and (c) four companies, the results of operations of which have been included within our United States building services segment, consisting of: (i) a company that provides mobile mechanical services across North Texas and (ii) three companies that bolster our presence in geographies where we have existing operations and provide either mobile mechanical services or building automation and controls solutions. In connection with these acquisitions, we acquired working capital of $22.9 million and other net liabilities of $0.6 million, including certain deferred tax liabilities, and have preliminarily ascribed $38.3 million to goodwill and $70.6 million to identifiable intangible assets.
We expect that the majority of the goodwill acquired in connection with these acquisitions will be deductible for tax purposes. The purchase price allocations for the business acquired in 2022 and one of the businesses acquired in 2021 are preliminary and subject to change during their respective measurement periods. As we finalize such purchase price allocations, adjustments may be recorded relating to finalization of intangible asset valuations, tax matters, or other items. Although not expected to be significant, such adjustments may result in changes in the valuation of assets and liabilities acquired. The purchase price allocations for the other businesses acquired in 2021 have been finalized during their respective measurement periods with an insignificant impact.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 5 - Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following table summarizes our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three months ended March 31, 2022 and 2021 (in thousands, except share and per share data):

	For the three months ended March 31,
	2022	2021
Numerator:
Net income attributable to EMCOR Group, Inc. common stockholders	$73,386	$84,774
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	52,713,005	54,896,548
Effect of dilutive securities—Share-based awards	203,554	238,756
Shares used to compute diluted earnings per common share	52,916,559	55,135,304

Basic earnings per common share	$1.39	$1.54

Diluted earnings per common share	$1.39	$1.54
The number of share-based awards excluded from the computation of diluted EPS for the three months ended March 31, 2022 because they would be anti-dilutive were 62,481. There were no anti-dilutive share-based awards outstanding for the three months ended March 31, 2021.
NOTE 6 - Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Raw materials and construction materials	$60,339	$46,186
Work in process	11,124	7,912
Inventories	$71,463	$54,098

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7 - Debt
Debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Term loan	$256,688	$256,688
Unamortized debt issuance costs	(2,800)	(3,040)
Finance lease liabilities	7,545	8,037
Total debt	261,433	261,685
Less: current maturities	16,017	16,235
Total long-term debt	$245,416	$245,450
Credit Agreement
We have a credit agreement dated as of March 2, 2020, which provides for a $1.3 billion revolving credit facility (the “2020 Revolving Credit Facility”) and a $300.0 million term loan (the “2020 Term Loan”) (collectively referred to as the “2020 Credit Agreement”) expiring March 2, 2025. We may increase the 2020 Revolving Credit Facility to $1.9 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $400.0 million of available capacity under the 2020 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries.
At the Company’s election, borrowings under the 2020 Credit Agreement bear interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (0.46% at March 31, 2022) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of: (a) the prime commercial lending rate announced by Bank of Montreal from time to time (3.50% at March 31, 2022), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. In the event of the discontinuation of LIBOR, our 2020 Credit Agreement contains provisions which allow for the use of alternate benchmark rates. The interest rate in effect at March 31, 2022 was 1.46%. A commitment fee is payable on the average daily unused amount of the 2020 Revolving Credit Facility, which ranges from 0.10% to 0.25%, based on certain financial tests. The fee was 0.10% of the unused amount as of March 31, 2022. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests.
As of March 31, 2022 and December 31, 2021, the balance of the 2020 Term Loan was $256.7 million. As of March 31, 2022 and December 31, 2021, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, we had $71.3 million of letters of credit outstanding, which reduce the available capacity under such facility. We capitalized an additional $3.1 million of debt issuance costs associated with the 2020 Credit Agreement. Debt issuance costs are amortized over the life of the agreement as part of interest expense.
Obligations under the 2020 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2020 Credit Agreement contains various covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of March 31, 2022 and December 31, 2021.
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
Recurring Fair Value Measurements
The following tables summarize the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	Assets at Fair Value as of March 31, 2022
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$514,513	$—	$—	$514,513
Restricted cash (2)	1,356	—	—	1,356
Deferred compensation plan assets (3)	44,257	—	—	44,257
Total	$560,126	$—	$—	$560,126

	Assets at Fair Value as of December 31, 2021
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$821,345	$—	$—	$821,345
Restricted cash (2)	1,223	—	—	1,223
Deferred compensation plan assets (3)	42,344	—	—	42,344
Total	$864,912	$—	$—	$864,912
 ________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At March 31, 2022 and December 31, 2021, we had $194.6 million and $336.0 million, respectively, in money market funds.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 9 - Income Taxes
The following table presents our income tax provision and our income tax rate for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	For the three months ended March 31,
	2022	2021
Income tax provision	$26,451	$31,604
Income tax rate	26.5%	27.2%
The difference between the U.S. statutory tax rate of 21% and our income tax rate for both the three months ended March 31, 2022 and 2021 was primarily a result of state and local income taxes and other permanent book to tax differences. The decrease in our income tax provision for the three months ended March 31, 2022 was a result of a reduction in taxable income as well as a decrease in our income tax rate during the period. The decrease in our income tax rate for the three months ended March 31, 2022 was attributable to: (a) a reduction in certain permanent book to tax differences, (b) the favorable impact of certain discrete tax items during the first quarter of 2022, including an increase in the income tax benefit recognized upon the issuance of common stock under our share-based compensation programs, and (c) a reduction in our state income tax rate due to a change in the allocation of earnings among the jurisdictions in which our income is taxed.
As of March 31, 2022 and December 31, 2021, we had no unrecognized income tax benefits.
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. Our income tax returns are subject to audit by various taxing authorities and are currently under examination for the years 2017 through 2018.
NOTE 10 - Common Stock
As of March 31, 2022 and December 31, 2021, there were 51,829,923 and 53,299,738 shares of our common stock outstanding, respectively.
During the three months ended March 31, 2022 and 2021, we issued 95,331 and 91,243 shares of common stock, respectively. These shares were issued upon either the satisfaction of required conditions under our share-based compensation plans or the purchase of common stock pursuant to our employee stock purchase plan.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.13 per share.
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.45 billion of our outstanding common stock. During the three months ended March 31, 2022, we repurchased approximately 1.6 million shares of our common stock for approximately $181.8 million. Since the inception of the repurchase program through March 31, 2022, we have repurchased approximately 20.7 million shares of our common stock for approximately $1.28 billion. As of March 31, 2022, there remained authorization for us to repurchase approximately $168.6 million of our shares. Subsequent to March 31, 2022, the Board authorized us to repurchase up to an additional $200.0 million of our outstanding common stock. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2020 Credit Agreement placing limitations on such repurchases. The repurchase program has been and will be funded from our operations.
NOTE 11 - Retirement Plans
The funded status of our defined benefit plans, which represents the difference between the fair value of plan assets and the projected benefit obligations, is recognized in the Consolidated Balance Sheets with a corresponding adjustment to accumulated other comprehensive income (loss). Gains and losses for the differences between actuarial assumptions and actual results are recognized through accumulated other comprehensive income (loss). These amounts will be subsequently recognized as net periodic pension cost (income) within the Consolidated Statements of Operations.

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
Components of Net Periodic Pension Cost
The components of net periodic pension cost (income) of the UK Plan for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	For the three months ended March 31,
	2022	2021
Interest cost	$1,529	$1,336
Expected return on plan assets	(3,244)	(3,192)
Amortization of unrecognized loss	556	913
Net periodic pension cost (income)	$(1,159)	$(943)
Employer Contributions
For the three months ended March 31, 2022, our United Kingdom subsidiary contributed approximately $1.2 million to the UK Plan and anticipates contributing an additional $3.2 million during the remainder of 2022.
NOTE 12 - Commitments and Contingencies
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
Surety Bonds
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of March 31, 2022, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.5 billion, which represents approximately 25% of our total remaining performance obligations.
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds may be issued as collateral for certain insurance obligations. As of March 31, 2022, we satisfied approximately $48.1 million of the collateral requirements of our insurance programs by utilizing surety bonds.
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
NOTE 12 - Commitments and Contingencies (continued)
Government Contracts
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
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. As of March 31, 2022 and December 31, 2021, the estimated current portion of such undiscounted insurance liabilities, included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets, were $55.6 million and $61.5 million, respectively. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” as of March 31, 2022 and December 31, 2021 were $216.2 million and $242.4 million, respectively. The current portion of anticipated insurance recoveries of $18.4 million and $26.4 million as of March 31, 2022 and December 31, 2021, respectively, were included in “Prepaid expenses and other” and the non-current portion of anticipated insurance recoveries of $66.6 million and $99.0 million as of March 31, 2022 and December 31, 2021, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets. These balances decreased from December 31, 2021 as a result of the payment, by our insurers, of certain claims for which we previously maintained a reserve and corresponding insurance receivable.
NOTE 13 - Additional Cash Flow Information
The following table presents additional cash flow information for the three months ended March 31, 2022 and 2021 (in thousands):

	For the three months ended March 31,
	2022	2021
Cash paid for:
Interest	$1,264	$1,323
Income taxes	$33,489	$4,385
Right-of-use assets obtained in exchange for new operating lease liabilities	$21,286	$9,868
Right-of-use assets obtained in exchange for new finance lease liabilities	$552	$676

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information
We are one of the largest specialty contractors in the United States and a leading provider of electrical and mechanical construction and facilities services, building services, and industrial services. Our services are provided to a broad range of commercial, industrial, utility, and institutional customers through approximately 90 operating subsidiaries, which specialize principally in providing construction services relating to electrical and mechanical systems in all types of facilities and in providing various services relating to the operating, maintenance, and management of those facilities. Such operating subsidiaries are organized into the following reportable segments:
•United States electrical construction and facilities services;
•United States mechanical construction and facilities services;
•United States building services;
•United States industrial services; and
•United Kingdom building services.
For a more complete description of our operations, refer to Item 1. Business of our Form 10-K for the year ended December 31, 2021.
Our reportable segments and related disclosures reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States building services segment, and from our United States building services segment to our United States construction segments, due to changes in our internal reporting structure aimed at realigning our service offerings.
The following tables present financial information for each of our reportable segments for the three months ended March 31, 2022 and 2021 (in thousands):

	For the three months ended March 31,
	2022	2021
Revenues from unrelated entities:
United States electrical construction and facilities services	$522,030	$459,395
United States mechanical construction and facilities services	1,000,470	914,501
United States building services	627,801	568,036
United States industrial services	310,751	235,382
Total United States operations	2,461,052	2,177,314
United Kingdom building services	131,497	126,735
Total operations	$2,592,549	$2,304,049

Total revenues:
United States electrical construction and facilities services	$523,414	$460,775
United States mechanical construction and facilities services	1,004,856	916,722
United States building services	652,231	590,445
United States industrial services	324,501	245,928
Less intersegment revenues	(43,950)	(36,556)
Total United States operations	2,461,052	2,177,314
United Kingdom building services	131,497	126,735
Total operations	$2,592,549	$2,304,049

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (continued)

	For the three months ended March 31,
	2022	2021
Operating income (loss):
United States electrical construction and facilities services	$19,993	$40,252
United States mechanical construction and facilities services	58,674	63,176
United States building services	23,922	31,120
United States industrial services	13,258	(2,443)
Total United States operations	115,847	132,105
United Kingdom building services	10,588	9,411
Corporate administration	(26,478)	(24,512)
Total operations	99,957	117,004
Other items:
Net periodic pension (cost) income	1,169	908
Interest expense, net	(1,289)	(1,363)
Income before income taxes	$99,837	$116,549

	March 31, 2022	December 31, 2021
Total assets:
United States electrical construction and facilities services	$847,786	$855,417
United States mechanical construction and facilities services	1,698,791	1,672,546
United States building services	1,132,080	1,089,844
United States industrial services	659,795	589,017
Total United States operations	4,338,452	4,206,824
United Kingdom building services	259,522	241,740
Corporate administration	633,180	992,882
Total operations	$5,231,154	$5,441,446
NOTE 15 - Subsequent Events
In April 2022, we acquired a company for an immaterial amount. This company provides fire protection services in the Southern region of the United States, and the results of its operations will be included in our United States mechanical construction and facilities services segment. The acquisition of this business will be accounted for by the acquisition method, and the amount paid will be allocated to its respective assets and liabilities, based upon the estimated fair value of such assets and liabilities on the date of acquisition by us.

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
•United States building services;
•United States industrial services; and
•United Kingdom building services.
For a more complete description of our operations, refer to Item 1. Business of our Form 10-K for the year ended December 31, 2021.
Our reportable segments and related disclosures reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States building services segment, and from our United States building services segment to our United States construction segments, due to changes in our internal reporting structure aimed at realigning our service offerings.
Market Update
Although our business continues to recover from the financial impacts of the COVID-19 pandemic and related government orders implemented to mitigate it, the broader and longer-term implications the pandemic has on the global economy continue to develop. Economic disruptions, including supply chain, production, and other logistical issues, as well as escalating commodity prices, have and may continue to negatively impact our business. For example, we are experiencing lead times significantly in excess of normal levels while also experiencing the effects of inflation through increases in fuel, material, and other commodity prices. These disruptions worsened in the first quarter of 2022 and have manifested themselves most notably through project delays and reduced labor productivity and efficiency, particularly within our United States construction segments and our United States building services segment, as described in further detail below. In response to these challenges, we continue to strive to more effectively manage our business through enhanced labor planning and project scheduling, increased pricing to the extent contractually permitted, and by leveraging our relationships with our suppliers and customers. However, the impact of these disruptions continues to evolve and the conflict in Ukraine has added another layer of uncertainty, especially with respect to energy costs. There can be no assurance that our actions will serve to mitigate such impacts in future periods. Further, while we believe our remaining performance obligations are firm, and our customers have not provided us with any indications that they no longer wish to proceed with planned projects, prolonged delays in the receipt of critical equipment could result in our customers seeking to terminate existing or pending agreements. Any of these events could have a material adverse effect on our business, financial condition, and/or results of operations.
Overview
The following table presents selected financial data for the three months ended March 31, 2022 and 2021 (in thousands, except percentages and per share data):

	For the three months ended March 31,
	2022	2021
Revenues	$2,592,549	$2,304,049
Revenues increase from prior year	12.5%	0.2%
Gross profit	$352,555	$341,073
Gross profit as a percentage of revenues	13.6%	14.8%
Operating income	$99,957	$117,004
Operating income as a percentage of revenues	3.9%	5.1%
Net income attributable to EMCOR Group, Inc.	$73,386	$84,774
Diluted earnings per common share	$1.39	$1.54

Revenues of $2.59 billion for the quarter ended March 31, 2022 represent an increase of 12.5% from revenues of $2.30 billion for the quarter ended March 31, 2021. As described in further detail below, we experienced revenue growth within all of our reportable segments. In addition, during the first quarter of 2022, companies acquired in 2021 generated incremental revenues of approximately $49.5 million.
Despite the increase in revenues referenced above, operating income for the quarter ended March 31, 2022 of $100.0 million, or 3.9% of revenues, represents a decrease compared to operating income of $117.0 million, or 5.1% of revenues, for the quarter ended March 31, 2021. A decline in our consolidated gross profit margin negatively impacted our ability to convert such revenue growth into incremental operating profitability. Notably, we experienced a decline in gross profit margin within our United States electrical construction and facilities services segment, largely as a result of a change in project mix, including a reduction in revenues from telecommunication construction projects. Similarly, we experienced a decline in gross profit margin within our United States mechanical construction and facilities services segment, due to a greater number of projects within the manufacturing and water and wastewater market sectors for which we are acting as either the construction manager or general contractor and therefore carry lower than average gross profit margins. In addition to the change in project mix referenced above, our United States construction segments, as well as our United States building services segment, were negatively impacted by supply chain disruptions and delays, which, in certain instances, led to either: (a) reduced labor productivity and efficiency, (b) the under-absorption of labor costs in instances where projects were delayed pending the receipt of materials, or (c) material and commodity price escalations. These decreases in gross profit margin were partially offset by improved gross profit margins within our United States industrial services segment, which experienced a more normalized spring turnaround season compared to the prior year, and our United Kingdom building services segment.
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
During the first quarter of 2022, we acquired a company for an immaterial amount. This company provides fire protection services in the Northeastern region of the United States.
We acquired eight companies during calendar year 2021 for total consideration of $131.2 million. Such acquisitions include: (a) two companies, the results of operations of which were de minimis, included within our United States mechanical construction and facilities services segment, consisting of: (i) a company that provides mechanical services within the Southern region of the United States and (ii) a company that provides fire protection services in the Midwestern region of the United States, (b) two companies that provide electrical construction services for a broad array of customers in the Midwestern region of the United States, the results of operations of which have been included in our United States electrical construction and facilities services segment, and (c) four companies included within our United States building services segment, consisting of: (i) a company that provides mobile mechanical services across North Texas and (ii) three companies, the results of operations of which were de minimis, that bolster our presence in geographies where we have existing operations and provide either mobile mechanical services or building automation and controls solutions.
Results of Operations
Revenues
The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended March 31,
	2022	% of Total	2021	% of Total
Revenues:
United States electrical construction and facilities services	$522,030	20%	$459,395	20%
United States mechanical construction and facilities services	1,000,470	39%	914,501	40%
United States building services	627,801	24%	568,036	25%
United States industrial services	310,751	12%	235,382	10%
Total United States operations	2,461,052	95%	2,177,314	95%
United Kingdom building services	131,497	5%	126,735	5%
Total operations	$2,592,549	100%	$2,304,049	100%

As described below in more detail, as a result of revenue growth within all of our reportable segments, our revenues for the first quarter of 2022 increased to $2.59 billion compared to $2.30 billion for the first quarter of 2021.
Revenues of our United States electrical construction and facilities services segment were $522.0 million for the three months ended March 31, 2022 compared to revenues of $459.4 million for the three months ended March 31, 2021. This segment’s results for the 2022 period included $34.9 million of incremental revenues generated by companies acquired in 2021. Excluding the impact of acquisitions, revenues of this segment increased by $27.7 million, primarily as a result of an increase in revenues from: (a) the commercial market sector, (b) transmission and distribution projects, including those to support sustainable energy solutions such as solar and wind, (c) the transportation market sector, driven by large project activity within the Midwestern region of the United States, and (d) healthcare project activity throughout several of the regions in which we operate. Despite the increase in commercial market sector revenues, this segment experienced a reduction in telecommunication construction project revenues when compared to the prior year period, partially as a result of supply chain disruptions, which have resulted in a delay in the start-up of recently awarded projects as our customers await delivery of critical equipment. In addition, this segment’s results for the three months ended March 31, 2022 reflect a decrease in revenues from the institutional market sector, due to the completion or substantial completion of certain projects which were performed in the prior year.
Our United States mechanical construction and facilities services segment revenues for the three months ended March 31, 2022 were $1.0 billion, an $86.0 million increase compared to revenues of $914.5 million for the three months ended March 31, 2021. The increase in this segment’s revenues was attributable to revenue growth within the majority of the market sectors in which we operate, including: (a) the water and wastewater market sector, given increased project activity within the Southern region of the United States, (b) the manufacturing market sector, driven by certain large food processing projects, (c) the commercial market sector, given: (i) increased demand for our mechanical construction services by certain customers engaged in the design and manufacturing of semiconductors as well as customers within the biotech, life-sciences, and pharmaceutical industries, and (ii) the continued build-out of our customers’ e-commerce supply chains, which has resulted in increased demand for our fire protection services within their warehousing and distribution facilities, and (d) the healthcare market sector, due to increased mechanical system retrofits and installations as our healthcare customers seek to upgrade their existing facilities or build new facilities.
Revenues of our United States building services segment were $627.8 million for the three months ended March 31, 2022 compared to revenues of $568.0 million for the three months ended March 31, 2021. Excluding incremental acquisition revenues within this segment’s mobile mechanical services division of $14.6 million, this segment’s revenue growth during the 2022 period was attributable to: (a) its commercial site-based services and government services divisions, due to the award of facilities maintenance contracts with new customers, as well as scope expansion with existing customers, and (b) its mobile mechanical services division, due to: (i) greater service repair and maintenance volumes, partially as a result of incremental repair opportunities driven by supply chain delays, which have created a need to extend the life of existing equipment in instances when replacement equipment is not readily available, and (ii) an increase in demand for building automation and controls services, partially as our customers continue to seek ways to improve the energy efficiency of their facilities.
Revenues of our United States industrial services segment for the three months ended March 31, 2022 were $310.8 million, a $75.4 million increase compared to revenues of $235.4 million for the three months ended March 31, 2021. While there remains significant disruption and uncertainty within the broader oil and gas industry, most notably within the upstream and midstream energy sectors, we began to experience a resumption in demand within this segment during the second half of 2021. Such increased demand continued into the first quarter of 2022 and resulted in growth in revenues from: (a) this segment’s field services operations, due to a more normalized spring turnaround season when compared to the prior year, and (b) this segment’s shop services operations, as a result of greater new build heat exchanger sales and an increase in maintenance, repair, and hydro blast cleaning services.
Our United Kingdom building services segment revenues were $131.5 million for the three months ended March 31, 2022 compared to revenues of $126.7 million for the three months ended March 31, 2021. The increase in this segment’s revenues was predominantly a result of growth in project activities with existing customers, primarily within the commercial market sector, including certain telecommunication projects. Unfavorable exchange rates for the British pound versus the United States dollar negatively impacted this segment’s revenues for the first quarter of 2022 by $3.9 million.

Cost of sales and gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales), and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended March 31,
	2022	2021
Cost of sales	$2,239,994	$1,962,976
Gross profit	$352,555	$341,073
Gross profit margin	13.6%	14.8%
Our gross profit for the three months ended March 31, 2022 was $352.6 million, or 13.6% of revenues, compared to gross profit of $341.1 million, or 14.8% of revenues, for the three months ended March 31, 2021. The increase in gross profit was a result of increased revenue volume, which despite the decrease in gross profit margin discussed below, resulted in an increase in consolidated gross profit.
The decrease in gross profit margin for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to a reduction in gross profit margin within each of our United States construction segments, as well as our United States building services segment, both as a result of a less favorable project mix, as well as certain discrete impacts in the period, due in part to supply chain delays and disruptions. Refer to the operating income section below for further discussion regarding the operating performance of each of our reportable segments.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended March 31,
	2022	2021
Selling, general and administrative expenses	$252,598	$224,069
SG&A margin	9.7%	9.7%
Our selling, general and administrative expenses for the three months ended March 31, 2022 were $252.6 million compared to selling, general and administrative expenses of $224.1 million for the three months ended March 31, 2021. Selling, general and administrative expenses for the 2022 period included $5.2 million of incremental expenses directly related to companies acquired in 2022 and 2021, including amortization expense attributable to identifiable intangible assets of $1.0 million. Excluding incremental expenses from businesses acquired, our selling, general and administrative expenses increased by $23.3 million for the three months ended March 31, 2022. The organic increase in selling, general and administrative expenses for the three months ended March 31, 2022 was primarily attributable to an increase in: (a) salaries and incentive compensation expense, as a result of an increase in headcount to support our organic revenue growth in the current period, (b) employee benefit costs, driven by greater medical claim activity, (c) computer hardware and software costs, partially as a result of various information technology and cybersecurity initiatives currently in process, and (d) travel and entertainment expenses, given a resumption in travel and business meals as COVID-19 related restrictions continue to ease.
Selling, general and administrative expenses as a percentage of revenues was 9.7% for each of the three months ended March 31, 2022 and 2021.

Operating income (loss)
The following table presents our operating income (loss) and operating margin (operating income (loss) as a percentage of segment revenues) (in thousands, except for percentages):

	For the three months ended March 31,
	2022	% of Segment Revenues	2021	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$19,993	3.8%	$40,252	8.8%
United States mechanical construction and facilities services	58,674	5.9%	63,176	6.9%
United States building services	23,922	3.8%	31,120	5.5%
United States industrial services	13,258	4.3%	(2,443)	(1.0)%
Total United States operations	115,847	4.7%	132,105	6.1%
United Kingdom building services	10,588	8.1%	9,411	7.4%
Corporate administration	(26,478)	—	(24,512)	—
Total operations	99,957	3.9%	117,004	5.1%
Other items:
Net periodic pension (cost) income	1,169		908
Interest expense, net	(1,289)		(1,363)
Income before income taxes	$99,837		$116,549
Operating income was $100.0 million, or 3.9% of revenues, for the three months ended March 31, 2022 compared to operating income of $117.0 million, or 5.1% of revenues, for the three months ended March 31, 2021. As described in further detail below, operating income and operating margin of each of our United States construction segments as well as our United States building services segment decreased when compared to the prior year period. These declines were only partially offset by increases in operating income and operating margin within our United States industrial services segment and our United Kingdom building services segment.
Operating income of our United States electrical construction and facilities services segment was $20.0 million, or 3.8% of revenues, for the three months ended March 31, 2022, compared to $40.3 million, or 8.8% of revenues, for the three months ended March 31, 2021. Companies acquired in 2021 contributed incremental operating income of $1.2 million, inclusive of $1.8 million of amortization expense associated with identifiable intangible assets, for the quarter ended March 31, 2022. Excluding such acquisition contribution, operating income of this segment decreased by $21.5 million during the 2022 period. The decrease in both operating income and operating margin was largely attributable to a decrease in gross profit and gross profit margin from: (a) the commercial market sector, primarily as a result of a change in project mix, including a reduction in revenues from telecommunication construction projects given the temporary project delays previously referenced, and (b) the institutional market sector, given the favorable progression or close-out of certain projects in the prior year period. In addition, labor productivity and efficiency within this segment was adversely impacted during the quarter as a result of supply chain disruptions and delays, which led to issues with respect to the sequencing of work on certain projects.
Our United States mechanical construction and facilities services segment’s operating income for the three months ended March 31, 2022 was $58.7 million, compared to operating income of $63.2 million for the three months ended March 31, 2021. Despite the aforementioned increase in this segment’s revenues, operating income decreased due to a 100 basis point contraction in operating margin, largely as a result of a decline in gross profit margin given a greater number of projects within the manufacturing and water and wastewater market sectors for which we are acting as either the construction manager or general contractor and therefore carry lower than average gross profit margins. In addition, the results of this segment for the first quarter of 2022 were negatively impacted by certain project write-downs resulting, in part, from supply chain disruptions and/or material price escalations, a portion for which we will seek recovery from our customers.
Based on an evaluation of individual projects that had revisions to total estimated costs, which resulted in a reduction of profitability in excess of $1.0 million, the operating results of our United States construction segments were negatively impacted by approximately $10.0 million during the three months ended March 31, 2022. Of this amount, approximately $4.6 million was recorded within our United States electrical construction and facilities services segment and approximately $5.4 million was recorded withing our United States mechanical construction and facilities services segment. These reductions in estimated project profitability negatively affected the operating margin of these segments for the first quarter of 2022 by 0.9% and 0.5%, respectively. There were no changes in total estimated costs that had a significant impact on the operating results of these segments during the three months ended March 31, 2021.

Operating income of our United States building services segment was $23.9 million, or 3.8% of revenues, for the three months ended March 31, 2022 compared to $31.1 million, or 5.5% of revenues, for the three months ended March 31, 2021. Given a reduction in gross profit margin within this segment, increased gross profit, resulting from the previously referenced period over period revenue growth, was more than offset by an increase in selling, general and administrative expenses, resulting in the decrease in operating income and operating margin for the first quarter of 2022. Gross profit margin of this segment for the 2022 period was negatively impacted by: (a) a less favorable mix of work within this segment’s mobile mechanical services division, including a greater number of fixed price capital projects, which traditionally have lower gross profit margins than the other service and repair offerings of this segment, (b) a shift from add-on project work within this segment’s commercial site-based services division, to more traditional facilities maintenance type projects, which carry lower gross profit margins, (c) supply chain disruptions, including longer lead times for certain materials and equipment, which resulted in a greater amount of unabsorbed labor costs in instances where projects were delayed pending the receipt of materials, and (d) an escalation in fuel prices for its fleet of approximately 4,000 service vehicles, a portion of which we were unable to pass along to our customers.
Our United States industrial services segment reported operating income of $13.3 million, or 4.3% of revenues, for the three months ended March 31, 2022, compared to an operating loss of $2.4 million, or (1.0)% of revenues, for the three months ended March 31, 2021. The increase in both operating income and operating margin was due to an increase in gross profit and gross profit margin during the first quarter of 2022 from both our field services and shop services operations, given: (a) a more normalized demand pattern, which led to increased revenue and resulted in greater gross profit contribution, and (b) improved project mix, as pricing began to recover. In addition, operating margin of this segment benefited from a reduction in the ratio of selling, general administrative expenses to revenues as this segment was able to leverage its overhead cost structure during a period of revenue growth.
Operating income of our United Kingdom building services segment was $10.6 million, or 8.1% of revenues, for the three months ended March 31, 2022 compared to $9.4 million, or 7.4% of revenues, for the three months ended March 31, 2021. The increase in this segment’s operating income and operating margin for the 2022 period was primarily a result of: (a) the favorable close-out of a project within the institutional market sector and (b) an increase in gross profit and gross profit margin from projects within the commercial market sector, including the telecommunication projects referenced in the revenue commentary for this segment. This segment’s operating income for the first quarter of 2022 was negatively impacted by $0.3 million related to the effect of unfavorable exchange rates for the British pound versus the United States dollar.
Our corporate administration expenses for the three months ended March 31, 2022 were $26.5 million compared to $24.5 million for the three months ended March 31, 2021. The increase in corporate administration expenses was primarily due to an increase in employment costs, given an increase in headcount to support the revenue growth within our business as well as certain information technology and cybersecurity initiatives currently in process.
Other items
Net interest expense for the three months ended March 31, 2022 and 2021 was $1.3 million and $1.4 million, respectively.
For the three months ended March 31, 2022, our income tax provision was $26.5 million compared to an income tax provision of $31.6 million for the three months ended March 31, 2021. Our income tax rate for the three months ended March 31, 2022 was 26.5% compared to an income tax rate for the three months ended March 31, 2021 of 27.2%. The decrease in our income tax provision for the three months ended March 31, 2022 was a result of a reduction in taxable income as well as a decrease in our income tax rate during the period. The decrease in our income tax rate for the three months ended March 31, 2022 was attributable to: (a) a reduction in certain permanent book to tax differences, (b) the favorable impact of certain discrete tax items during the first quarter of 2022, including an increase in the income tax benefit recognized upon the issuance of common stock under our share-based compensation programs, and (c) a reduction in our state income tax rate due to a change in the allocation of earnings among the jurisdictions in which our income is taxed.

Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	March 31, 2022	% of Total	December 31, 2021	% of Total	March 31, 2021	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,297,086	22%	$1,224,577	22%	$1,176,825	25%
United States mechanical construction and facilities services	3,384,089	57%	3,272,124	58%	2,639,426	55%
United States building services	995,003	16%	872,550	16%	688,636	14%
United States industrial services	116,496	2%	111,838	2%	120,964	3%
Total United States operations	5,792,674	97%	5,481,089	98%	4,625,851	97%
United Kingdom building services	160,207	3%	118,208	2%	149,306	3%
Total operations	$5,952,881	100%	$5,599,297	100%	$4,775,157	100%
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
Our remaining performance obligations at March 31, 2022 were $5.95 billion compared to $5.60 billion at December 31, 2021 and $4.78 billion at March 31, 2021. The increase in remaining performance obligations at March 31, 2022, when compared to December 31, 2021, was primarily attributable to an increase in remaining performance obligations within all of our reportable segments. Most notably, we experienced an increase in remaining performance obligations within: (a) our United States construction segments, driven by the award of various construction projects within: (i) the commercial market sector, inclusive of certain telecommunications and semiconductor projects, and (ii) the institutional market sector, and (b) our United States building services segment given increased project opportunities within its mobile mechanical services division and the award of several facilities maintenance contracts within its commercial site-based services division. The increases within our United States construction segments were partially offset by a reduction in remaining performance obligations from the manufacturing and water and wastewater market sectors due to the progression on several projects within such market sectors during the first quarter of 2022.

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
Management monitors financial markets and overall economic conditions for factors that may affect our liquidity and capital resources and adjusts our capital allocation strategy as necessary. Negative macroeconomic trends could have an adverse effect on future liquidity if we experience delays in the payment of outstanding receivables beyond normal payment terms, an increase in credit losses, or significant increases in the price of commodities or the materials and equipment utilized for our project and service work, beyond those experienced to date. In addition, during economic downturns, there have typically been fewer small discretionary projects from the private sector and our competitors have aggressively bid larger long-term infrastructure and public sector contracts. Our liquidity is also impacted by: (a) the type and length of construction contracts in place, as performance of long duration contracts typically requires greater amounts of working capital, (b) the level of turnaround activities within our United States industrial services segment, as such projects are billed in arrears pursuant to contractual terms that are standard within the industry, and (c) the billing terms of our maintenance contracts, including those within our United States and United Kingdom building services segments. While we strive to negotiate favorable billing terms, which allow us to invoice in advance of costs incurred on certain of our contracts, there can be no assurance that such terms will be agreed to by our customers.
As of March 31, 2022, we had cash and cash equivalents, excluding restricted cash, of $514.5 million, which are maintained in highly liquid investments with original maturity dates of three months or less. Both our short-term and long-term liquidity requirements are expected to be met through our cash and cash equivalent balances, cash generated from our operations, and, if necessary, the borrowing capacity under our revolving credit facility. Our credit agreement provides for a $1.30 billion revolving credit facility, for which there is $1.23 billion of available capacity as of March 31, 2022. Refer to Note 7 - Debt of the notes to consolidated financial statements for further information regarding our credit agreement. Based upon our current credit rating and financial position, we can also reasonably expect to be able to secure long-term debt financing if required to achieve our strategic objectives; however, no assurances can be made that such debt financing will be available on favorable terms. We believe that we have sufficient financial resources available to meet our short-term and foreseeable long-term liquidity requirements.
Cash Flows
The following table presents a summary of our operating, investing, and financing cash flows (in thousands):

	For the three months ended March 31,
	2022	2021
Net cash used in operating activities	$(95,814)	$(88,989)
Net cash used in investing activities	$(13,953)	$(31,764)
Net cash used in financing activities	$(193,513)	$(23,938)
Decrease in cash, cash equivalents, and restricted cash	$(306,699)	$(143,805)
During the three months ended March 31, 2022, our cash balance, including cash equivalents and restricted cash, decreased by approximately $306.7 million from $822.6 million at December 31, 2021 to $515.9 million at March 31, 2022. Changes in our cash position from December 31, 2021 to March 31, 2022 are described in further detail below.
Operating Activities – Operating cash flows generally represent our net income as adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2022 was approximately $95.8 million compared to approximately $89.0 million of net cash used in operating activities for the three months ended March 31, 2021. Historically, our working capital needs are greater in the first quarter of each year, resulting in a use of cash to fund our operations during such period, as evidenced by the fairly consistent use of cash during each of the three months ended March 31, 2022 and 2021. As the year progresses, we anticipate the generation of positive operating cash flow.
Investing Activities – Investing cash flows consist primarily of payments for the acquisition of businesses, capital expenditures, and proceeds from the sale or disposal of property, plant, and equipment. Net cash used in investing activities for the three months ended March 31, 2022 decreased by approximately $17.8 million compared to the three months ended March 31, 2021 due to a decrease in payments for business acquisitions, partially offset by higher capital expenditures.

Financing Activities – Financing cash flows consist primarily of the issuance and repayment of short-term and long-term debt, repurchases of common stock, payment of dividends to stockholders, and the issuance of common stock through certain equity plans. Net cash used in financing activities for the three months ended March 31, 2022 was $193.5 million compared to net cash used in financing activities for the three months ended March 31, 2021 of $23.9 million. The $169.6 million increase in cash used in financing activities was almost entirely due to an increase in funds used for the repurchase of our common stock. The timing of repurchases is at management’s discretion subject to securities laws and other legal requirements and will depend upon several factors, including market and business conditions, future liquidity, share price, and share availability, among others. The repurchase program has been and will be funded from our operations. For additional detail regarding our share repurchase program, refer to Note 10 - Common Stock of the notes to consolidated financial statements.
We currently pay a regular quarterly dividend of $0.13 per share. For the three months ended March 31, 2022 and 2021, cash payments related to dividends were $6.9 million and $7.1 million, respectively. Our credit agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay a quarterly dividend of $0.13 per share for the foreseeable future.
Material Cash Requirements from Contractual and Other Obligations
As of March 31, 2022, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
Outstanding Debt and Interest Payments – As of March 31, 2022, the amount outstanding under our term loan was $256.7 million. Based on our outstanding balance, we are required to make annual principal payments of $13.9 million on December 31 of each year until maturity. Any remaining unpaid principal is due on March 2, 2025, when the credit agreement governing our term loan expires. We have no direct borrowings outstanding under our revolving credit facility. In addition to annual principal payments, we are required to make quarterly interest payments on our outstanding indebtedness. Future interest payments will be determined based on prevailing interest rates during that time. Refer to Note 7 - Debt of the notes to consolidated financial statements for further detail of our debt obligations, including our term loan and revolving credit facility.
Operating and Finance Leases – In the normal course of business, we lease real estate, vehicles, and equipment under various arrangements which are classified as either operating or finance leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $322.6 million at March 31, 2022, with $71.3 million payable within the next 12 months.
Open Purchase Obligations – As of March 31, 2022, we had $1.92 billion of open purchase obligations, of which payments totaling approximately $1.67 billion are expected to become due within the next 12 months. These obligations represent open purchase orders to suppliers and subcontractors related to our construction and services contracts. These purchase orders are not reflected in the Consolidated Balance Sheets and are not expected to impact future liquidity as amounts should be recovered through customer billings.
Insurance Obligations – As described in further detail in Note 12 - Commitments and Contingencies of the notes to consolidated financial statements, we have loss payment deductibles and/or self-insured retentions for certain insurance matters. As of March 31, 2022, our insurance liabilities, net of estimated recoveries, were $186.9 million. Of this net amount, approximately $37.2 million is estimated to be payable within the next 12 months. Due to many uncertainties inherent in resolving these matters, it is not practical to estimate these payments beyond such period.
Retirement Plan Obligations – As of March 31, 2022, expected future payments relating to our defined benefit post retirement plans were approximately $4.5 million per year. We provide funding to our post retirement plans based on at least the minimum funding required by applicable regulations. In determining the minimum funding required, we utilize current actuarial assumptions and exchange rates to forecast amounts that may be payable. In our judgment, minimum funding estimates cannot be reliably estimated beyond a five-year time horizon. Refer to Note 11 - Retirement Plans of the notes to consolidated financial statements for further information about our post retirement plans.
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
Contingent Consideration Liabilities – We have incurred liabilities related to contingent consideration arrangements associated with certain acquisitions, payable in the event discrete performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The aggregate amount of these liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance during such post-acquisition periods, and accretion in present value. As of March 31, 2022, the present value of expected future payments relating to these contingent consideration arrangements was $11.2 million. Of this amount, $5.1 million is estimated as being payable within the next 12 months, with the remainder due substantially during the following 12 months.

In addition, material cash requirements for other potential obligations, for which we cannot reasonably estimate future payments, include the following:
Legal Proceedings – We are involved in several legal proceedings in which damages and claims have been asserted against us. While litigation is subject to many uncertainties and the outcome of litigation is not predictable with assurance, we do not believe that any such matters will have a material adverse effect on our financial position, results of operations, or liquidity. Refer to Note 12 - Commitments and Contingencies of the notes to consolidated financial statements for more information regarding legal proceedings.
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
Off-Balance Sheet Arrangements and Other Commercial Commitments
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of March 31, 2022, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.5 billion, which represents approximately 25% of our total remaining performance obligations.
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
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds or letters of credit may be issued as collateral for certain insurance obligations. As of March 31, 2022, we satisfied approximately $48.1 million and $71.2 million of the collateral requirements of our insurance programs by utilizing surety bonds and letters of credit, respectively. All such letters of credit were issued under our revolving credit facility, therefore reducing the available capacity of such facility.
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

New Accounting Pronouncements
We review new accounting standards to determine the expected impact, if any, that the adoption of such standards will have on our financial position and/or results of operations. See Note 2 - New Accounting Pronouncements of the notes to consolidated financial statements for further information regarding new accounting standards, including the anticipated dates of adoption and the effects on our consolidated financial position, results of operations, or liquidity.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements is based on the application of significant accounting policies, which require management to make estimates and assumptions. Our significant accounting policies are described further in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2021. We base our estimates on historical experience, known or expected trends, third-party valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. There have been no significant changes to our critical accounting policies or methods for the three months ended March 31, 2022. We believe the following critical accounting policies govern the more significant judgments and estimates used in the preparation of our financial statements.
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
For our services contracts, revenue is also generally recognized over time as the customer simultaneously receives and consumes the benefits of our performance as we perform the service. For our fixed price service contracts with specified service periods, revenue is generally recognized on a straight-line basis over such service period when our inputs are expended evenly and the customer receives and consumes the benefits of our performance throughout the contract term.
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
Based on an evaluation of individual projects that had revisions to total estimated costs, which resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted by approximately $10.0 million, during the three months ended March 31, 2022. Of this amount, approximately $4.6 million was recorded within our United States electrical construction and facilities services segment and approximately $5.4 million was recorded within our United States mechanical construction and facilities services segment. There were no changes in total estimated costs that had a significant impact on our operating results during the three months ended March 31, 2021.
Due to the significant judgments utilized in the estimation process described above, if subsequent actual results and/or updated assumptions, estimates, or projections related to our underlying project positions were to change from those utilized at March 31, 2022, it could result in a material impact to our results of operations. For example, a 50 basis point increase or decrease in the estimated gross profit margin on our uncompleted construction projects, in the aggregate, as a result of a revision in estimated costs to complete a performance obligation or a revision in estimated transaction price, would have resulted in an increase or decrease to operating income of approximately $70 million for the three months ended March 31, 2022.
See Note 3 - Revenue from Contracts with Customers of the notes to consolidated financial statements for further disclosure regarding revenue recognition.
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
At March 31, 2022 and December 31, 2021, our accounts receivable of $2,303.4 million and $2,204.5 million, respectively, were recorded net of allowances for credit losses of $23.0 million and $23.5 million, respectively. The decrease in our allowance for credit losses was predominantly attributable to the write-off of specific amounts deemed unrecoverable. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received.
Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our allowances for credit losses. For example, if economic conditions were to significantly deteriorate, such as to those experienced during the last global financial crisis, the portion of our allowance for credit losses, which is estimated based on our historical credit loss experience, could increase by up to approximately $13.5 million.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on the Consolidated Balance Sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences, and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims increased by $8.3 million at March 31, 2022 compared to December 31, 2021, partially as a result of greater potential exposures. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims were to increase by 10%, it would have resulted in $18.7 million of additional expense for the three months ended March 31, 2022.
Income Taxes
As of March 31, 2022 and December 31, 2021, we had net deferred income tax liabilities of $51.1 million and $51.0 million, respectively, primarily resulting from differences between the carrying value and income tax bases of certain identifiable intangible assets, goodwill, and depreciable fixed assets. Included within these net deferred income tax liabilities are $214.6 million and $212.3 million of deferred income tax assets as of March 31, 2022 and December 31, 2021, respectively. The total valuation allowance on deferred income tax assets was approximately $2.5 million as of both March 31, 2022 and December 31, 2021. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on our taxable income, which has generally exceeded the amount of our net deferred income tax asset balance, as well as current projections of future taxable income, we have determined that it is more likely than not that our net deferred income tax assets will be realized. However, revisions to our forecasts or declining macroeconomic conditions could result in changes to our assessment of the realization of these deferred income tax assets.
Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets
Goodwill
As of March 31, 2022 and December 31, 2021, we had goodwill of $891.5 million and $890.3 million, respectively, arising out of the acquisition of businesses. Goodwill is not amortized but instead allocated to its respective reporting unit and evaluated for impairment annually, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. We have determined that our reporting units are consistent with the reportable segments identified in Note 14 - Segment Information of the notes to consolidated financial statements. As of March 31, 2022, approximately 18.0% of our goodwill related to our United States electrical construction and facilities services segment, approximately 34.7% related to our United States mechanical construction and facilities services segment, approximately 34.5% related to our United States building services segment, and approximately 12.8% related to our United States industrial services segment.
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
As of the date of our most recent impairment test (October 1, 2021), the fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment exceeded their carrying values by approximately $1,516.1 million, $2,772.7 million, $784.2 million, and $40.6 million, respectively.
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

Due to the inherent uncertainties involved in making estimates, our assumptions may change in future periods. Estimates and assumptions made for purposes of our goodwill impairment testing may prove to be inaccurate predictions of the future, and other factors used in assessing fair value, such as the weighted average cost of capital, are outside the control of management. Unfavorable changes in certain of these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average cost of capital would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $103.6 million, $185.5 million, $74.5 million, and $25.9 million, respectively. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $52.4 million, $95.9 million, $35.8 million, and $9.5 million, respectively. Given the amounts by which the fair value exceeds the carrying value for each of our reporting units, the decreases in estimated fair values described above would not have significantly impacted the results of our impairment tests. Further, for each of our reporting units, other than our United States industrial services segment, a 10% decline in the estimated fair value of such reporting unit, due to other changes in our assumptions, including forecasted future cash flows, would not have significantly impacted the results of our impairment tests. In the case of our United States industrial services segment, however, a 10% decrease would cause the estimated fair value of this reporting unit to approximate its carrying value.
No impairment of our goodwill was recognized during the three months ended March 31, 2022 and 2021.
Identifiable Intangible Assets and Other Long-Lived Assets
As of March 31, 2022 and December 31, 2021, net identifiable intangible assets (primarily consisting of our customer relationships, subsidiary trade names, developed technology/vendor network, and contract backlog) arising out of the acquisition of businesses were $574.6 million and $589.4 million, respectively. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short- and long-term projections of future performance. These forecasts reflect assumptions regarding anticipated macroeconomic conditions as well as our ability to successfully integrate acquired businesses.
Absent earlier indicators of impairment, we test for impairment of subsidiary trade names that are not subject to amortization on an annual basis (October 1). In performing this test, we calculate the fair value of each trade name using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations.
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
In addition, we review for impairment of identifiable intangible assets that are being amortized as well as other long-lived assets whenever facts and circumstances indicate that their carrying values may not be recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their discounted estimated future cash flows.
No impairment of our identifiable intangible assets or other long-lived assets was recognized during the three months ended March 31, 2022 and 2021.
Other Considerations
As referenced above, impairment testing is based upon assumptions and estimates determined by management from a review of our operating results and business plans as well as forecasts of anticipated growth rates and margins, among other considerations. In addition, estimates of weighted average costs of capital are developed with the assistance of an independent third-party valuation specialist. These assumptions and estimates may change in future periods. Significant adverse changes to external market conditions or our internal forecasts, if any, could result in future impairment charges, particularly with respect to our United States industrial services segment given that the fair value of this reporting unit more closely approximates its carrying value. It is not possible at this time to determine if any future impairment charge will result or, if it does, whether such a charge would be material to our results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the three months ended March 31, 2022, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under the 2020 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2020 Credit Agreement bear interest at variable rates. For further information on our outstanding debt and borrowing rates, refer to Note 7 - Debt of the notes to consolidated financial statements. As of March 31, 2022, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, the balance of the 2020 Term Loan was $256.7 million. Based on the $256.7 million of borrowings outstanding under the 2020 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $1.9 million in the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $1.9 million in the next twelve months. The 2020 Credit Agreement expires on March 2, 2025.
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
We are exposed to construction market risk and its potential related impact on accounts receivable or contract assets on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, we believe we take appropriate action to manage market and other risks, but there is no assurance that we will be able to reasonably identify all risks with respect to the collectability of these assets. See also the previous discussion of Accounts Receivable and Allowance for Credit Losses under the heading “Critical Accounting Policies and Estimates” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction, building services, and industrial services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of over 12,000 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, our fixed price contracts generally do not allow us to adjust our prices and, as a result, increases in material costs could reduce our profitability with respect to projects in progress. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding the impact of fluctuations in commodity and material prices on our results of operations for the three months ended March 31, 2022.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2022 to January 31, 2022	532,327	118.47	532,327	$287,345,976
February 1, 2022 to February 28, 2022	307,918	113.92	307,918	$252,268,157
March 1, 2022 to March 31, 2022	724,901	115.42	724,901	$168,599,335
Total	1,565,146	116.16	1,565,146

(1)In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.45 billion of our outstanding common stock. As of March 31, 2022, there remained authorization for us to repurchase approximately $168.6 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. Subsequent to March 31, 2022, the Board authorized us to repurchase up to an additional $200.0 million of our outstanding common stock. Refer to Note 10 - Common Stock of the notes to consolidated financial statements for further information regarding our share repurchase program.
(2)Excludes 42,265 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.
ITEM 4.   MINE SAFETY DISCLOSURES.
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank
Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this quarterly report.

ITEM 6.   EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(b)	Amended and Restated By-Laws and Amendments thereto	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95.1	Information concerning mine safety violations or other regulatory matters	Filed herewith
101	The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.	Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 28, 2022

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ MARK A. POMPA
Mark A. Pompa
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

BY:	/s/ JASON R. NALBANDIAN
Jason R. Nalbandian
Vice President and Chief Accounting Officer (Principal Accounting Officer)