Form 10-Q
period 2022-06-30
EMCOR Group, Inc.
filed 2022-07-28
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Number of shares of Common Stock outstanding as of the close of business on July 22, 2022: 49,348,272 shares.

[This Page Intentionally Left Blank]

EMCOR Group, Inc.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning. Forward-looking statements in this report include discussions of our future operating or financial performance and other forward-looking commentary regarding aspects of our business, including market share growth, gross profit, remaining performance obligations, project mix, projects with varying profit margins, selling, general and administrative expenses, our ability to maintain a strong safety record, and trends in our business, and other characterizations of future events or circumstances, such as the effects of the COVID-19 pandemic and supply chain disruptions and delays. Each forward-looking statement included in this report is subject to risks and uncertainties, including those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report, and in our Form 10-K for the year ended December 31, 2021, including, without limitation, the “Risk Factors” section of such Form 10-K. Applicable risks and uncertainties include, but are not limited to, adverse effects of general economic conditions; changes in interest rates; domestic and international political developments; changes in the specific markets for EMCOR’s services; adverse business conditions, including scarcity of skilled labor, productivity challenges, the nature and extent of supply chain disruptions impacting availability and pricing of materials, and inflationary trends more generally, including fluctuations in energy costs; the availability of adequate levels of surety bonding; increased competition; unfavorable developments in the mix of our business; and the continuing impact of the COVID-19 pandemic, including the nature, extent, and impact of future variant surges, as well as other health emergencies, and government orders and mandates related thereto, on our revenue and operations. Such risks and uncertainties could cause actual results to differ materially from those that might be anticipated from, or projected or implied by, our forward-looking statements. Accordingly, these statements do not guarantee future performance or events. The forward-looking statements contained in this report speak only as of the filing date of this report. We undertake no obligation to update any forward-looking statements unless required by law. However, any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission (the “SEC”) should be consulted. We caution investors not to place undue reliance on forward-looking statements, due to their inherent uncertainty.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$262,370	$821,345
Accounts receivable, less allowance for credit losses of $23,869 and $23,534, respectively	2,439,594	2,204,519
Contract assets	264,764	230,143
Inventories	93,464	54,098
Prepaid expenses and other	65,348	80,889
Total current assets	3,125,540	3,390,994
Property, plant and equipment, net	155,411	152,066
Operating lease right-of-use assets	271,084	260,778
Goodwill	901,208	890,268
Identifiable intangible assets, net	577,284	589,365
Other assets	115,917	157,975
Total assets	$5,146,444	$5,441,446
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$15,635	$16,235
Accounts payable	722,924	734,275
Contract liabilities	925,733	788,134
Accrued payroll and benefits	439,319	490,867
Other accrued expenses and liabilities	236,908	274,406
Operating lease liabilities, current	62,416	57,814
Total current liabilities	2,402,935	2,361,731
Long-term debt and finance lease liabilities	245,004	245,450
Operating lease liabilities, long-term	227,719	220,836
Other long-term obligations	317,995	360,340
Total liabilities	3,193,653	3,188,357
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 60,908,763 and 60,737,006 shares issued, respectively	609	607
Capital surplus	65,212	61,874
Accumulated other comprehensive loss	(93,223)	(83,562)
Retained earnings	2,995,844	2,835,504
Treasury stock, at cost 11,543,782 and 7,437,268 shares, respectively	(1,016,353)	(562,036)
Total EMCOR Group, Inc. stockholders’ equity	1,952,089	2,252,387
Noncontrolling interests	702	702
Total equity	1,952,791	2,253,089
Total liabilities and equity	$5,146,444	$5,441,446
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues	$2,707,388	$2,437,666	$5,299,937	$4,741,715
Cost of sales	2,324,380	2,061,387	4,564,374	4,024,363
Gross profit	383,008	376,279	735,563	717,352
Selling, general and administrative expenses	245,364	242,921	497,962	466,990
Operating income	137,644	133,358	237,601	250,362
Net periodic pension (cost) income	1,094	922	2,263	1,830
Interest expense, net	(1,751)	(1,316)	(3,040)	(2,679)
Income before income taxes	136,987	132,964	236,824	249,513
Income tax provision	36,323	35,616	62,774	67,220
Net income including noncontrolling interests	100,664	97,348	174,050	182,293
Net (loss) income attributable to noncontrolling interests	—	(2)	—	169
Net income attributable to EMCOR Group, Inc.	$100,664	$97,350	$174,050	$182,124

Basic earnings per common share	$1.99	$1.79	$3.37	$3.34

Diluted earnings per common share	$1.99	$1.78	$3.36	$3.32

Dividends declared per common share	$0.13	$0.13	$0.26	$0.26
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income including noncontrolling interests	$100,664	$97,348	$174,050	$182,293
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7,703)	111	(10,545)	696
Post retirement plans, amortization of actuarial loss included in net income (1)	429	808	884	1,612
Other comprehensive (loss) income	(7,274)	919	(9,661)	2,308
Comprehensive income	93,390	98,267	164,389	184,601
Comprehensive (loss) income attributable to noncontrolling interests	—	(2)	—	169
Comprehensive income attributable to EMCOR Group, Inc.	$93,390	$98,269	$164,389	$184,432
_________
(1)Net of tax of $0.1 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and net of tax of $0.3 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows - operating activities:
Net income including noncontrolling interests	$174,050	$182,293
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23,106	24,110
Amortization of identifiable intangible assets	30,031	30,996
Non-cash share-based compensation expense	6,463	5,850
Other reconciling items	2,290	3,784
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(254,791)	(254,005)
Net cash used in operating activities	(18,851)	(6,972)
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(26,614)	(55,846)
Proceeds from sale or disposal of property, plant and equipment	1,033	1,445
Purchases of property, plant and equipment	(27,747)	(16,734)
Distributions from unconsolidated entities	—	196
Net cash used in investing activities	(53,328)	(70,939)
Cash flows - financing activities:
Proceeds from revolving credit facility	100,000	—
Repayments of revolving credit facility	(100,000)	—
Repayments of finance lease liabilities	(1,889)	(2,228)
Dividends paid to stockholders	(13,619)	(14,236)
Repurchases of common stock	(454,317)	(138,030)
Taxes paid related to net share settlements of equity awards	(7,239)	(3,771)
Issuances of common stock under employee stock purchase plan	4,023	3,561
Payments for contingent consideration arrangements	(2,049)	(2,338)
Distributions to noncontrolling interests	—	(43)
Net cash used in financing activities	(475,090)	(157,085)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(11,757)	1,222
Decrease in cash, cash equivalents, and restricted cash	(559,026)	(233,774)
Cash, cash equivalents, and restricted cash at beginning of year (1)	822,568	903,562
Cash, cash equivalents, and restricted cash at end of period (2)	$263,542	$669,788
_________
(1)Includes $1.2 million and $0.7 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.
(2)Includes $1.2 million and $0.9 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of June 30, 2022 and 2021, respectively.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended June 30, 2021 and 2022
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, March 31, 2021	$2,120,672	$607	$48,693	$(107,844)	$2,557,919	$(379,407)	$704
Net income (loss) including noncontrolling interests	97,348	—	—	—	97,350	—	(2)
Other comprehensive income	919	—	—	919	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(21)	—	(21)	—	—	—	—
Common stock issued under employee stock purchase plan	1,830	—	1,830	—	—	—	—
Common stock dividends	(7,115)	—	45	—	(7,160)	—	—
Repurchases of common stock	(125,113)	—	—	—	—	(125,113)	—
Share-based compensation expense	2,657	—	2,657	—	—	—	—
Balance, June 30, 2021	$2,091,177	$607	$53,204	$(106,925)	$2,648,109	$(504,520)	$702

Balance, March 31, 2022	$2,135,798	$608	$62,374	$(85,949)	$2,901,909	$(743,846)	$702
Net income including noncontrolling interests	100,664	—	—	—	100,664	—	—
Other comprehensive loss	(7,274)	—	—	(7,274)	—	—	—
Common stock issued under share-based compensation plans	1	1	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(2,295)	—	(2,295)	—	—	—	—
Common stock issued under employee stock purchase plan	2,068	—	2,068	—	—	—	—
Common stock dividends	(6,689)	—	40	—	(6,729)	—	—
Repurchases of common stock	(272,507)	—	—	—	—	(272,507)	—
Share-based compensation expense	3,025	—	3,025	—	—	—	—
Balance, June 30, 2022	$1,952,791	$609	$65,212	$(93,223)	$2,995,844	$(1,016,353)	$702
 _________
(1)Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the six months ended June 30, 2021 and 2022
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2020	$2,053,244	$606	$47,464	$(109,233)	$2,480,321	$(366,490)	$576
Net income including noncontrolling interests	182,293	—	—	—	182,124	—	169
Other comprehensive income	2,308	—	—	2,308	—	—	—
Common stock issued under share-based compensation plans	1	1	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(3,771)	—	(3,771)	—	—	—	—
Common stock issued under employee stock purchase plan	3,561	—	3,561	—	—	—	—
Common stock dividends	(14,236)	—	100	—	(14,336)	—	—
Repurchases of common stock	(138,030)	—	—	—	—	(138,030)	—
Distributions to noncontrolling interests	(43)	—	—	—	—	—	(43)
Share-based compensation expense	5,850	—	5,850	—	—	—	—
Balance, June 30, 2021	$2,091,177	$607	$53,204	$(106,925)	$2,648,109	$(504,520)	$702

Balance, December 31, 2021	$2,253,089	$607	$61,874	$(83,562)	$2,835,504	$(562,036)	$702
Net income including noncontrolling interests	174,050	—	—	—	174,050	—	—
Other comprehensive loss	(9,661)	—	—	(9,661)	—	—	—
Common stock issued under share-based compensation plans	2	2	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(7,239)	—	(7,239)	—	—	—	—
Common stock issued under employee stock purchase plan	4,023	—	4,023	—	—	—	—
Common stock dividends	(13,619)	—	91	—	(13,710)	—	—
Repurchases of common stock	(454,317)	—	—	—	—	(454,317)	—
Share-based compensation expense	6,463	—	6,463	—	—	—	—
Balance, June 30, 2022	$1,952,791	$609	$65,212	$(93,223)	$2,995,844	$(1,016,353)	$702
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
The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.
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
Changes in the estimates of transaction prices are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. For the three and six months ended June 30, 2022 and 2021, there were no significant amounts of revenue recognized during the period related to performance obligations satisfied in prior periods. In addition, for the three and six months ended June 30, 2022 and 2021, there were no significant reversals of revenue recognized associated with the revision of transaction prices.

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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicates a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. Based on an evaluation of individual projects that had revisions to total estimated costs, which resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted by approximately $11.8 million and $23.8 million, during the three and six months ended June 30, 2022, respectively. Of the amount recorded during the three months ended June 30, 2022, approximately $7.7 million was recorded within our United States electrical construction and facilities services segment and approximately $4.1 million was recorded within our United States mechanical construction and facilities services segment. Of the amount recorded during the six months ended June 30, 2022, approximately $14.3 million was recorded within our United States electrical construction and facilities services segment and approximately $9.5 million was recorded within our United States mechanical construction and facilities services segment. There were no changes in total estimated costs that had a significant impact on our operating results during the three and six months ended June 30, 2021.
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
The following tables provide further disaggregation of our revenues, by categories we use to evaluate our financial performance within each of our reportable segments, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the three months ended June 30,
	2022	% of Total	2021	% of Total
United States electrical construction and facilities services:
Commercial market sector	$299,206	53%	$254,456	51%
Manufacturing market sector	65,304	11%	52,114	10%
Healthcare market sector	43,278	8%	25,847	5%
Institutional market sector	37,689	7%	53,181	11%
Transportation market sector	42,440	7%	53,179	11%
Water and wastewater market sector	5,184	1%	1,877	1%
Hospitality market sector	2,689	1%	4,100	1%
Short duration projects (1)	52,868	9%	38,173	8%
Service work	17,095	3%	9,810	2%
	565,753		492,737
Less intersegment revenues	(1,641)		(607)
Total segment revenues	$564,112		$492,130
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the three months ended June 30,
	2022	% of Total	2021	% of Total
United States mechanical construction and facilities services:
Commercial market sector	$401,778	38%	$396,824	41%
Manufacturing market sector	155,290	14%	118,109	12%
Healthcare market sector	127,253	12%	121,412	13%
Institutional market sector	92,440	9%	71,464	7%
Transportation market sector	16,246	1%	20,704	2%
Water and wastewater market sector	67,746	6%	44,702	5%
Hospitality market sector	8,300	1%	11,258	1%
Short duration projects (1)	85,216	8%	81,829	8%
Service work	114,707	11%	103,557	11%
	1,068,976		969,859
Less intersegment revenues	(2,629)		(1,195)
Total segment revenues	$1,066,347		$968,664
 ________
(1)Represents those projects which generally are completed within three months or less.

	For the three months ended June 30,
	2022	% of Total	2021	% of Total
United States building services:
Mobile mechanical services	$439,326	65%	$412,397	67%
Commercial site-based services	193,082	28%	152,851	25%
Government site-based services	45,439	7%	46,587	8%
Total segment revenues	$677,847		$611,835

	For the three months ended June 30,
	2022	% of Total	2021	% of Total
United States industrial services:
Field services	$247,542	87%	$208,797	89%
Shop services	36,992	13%	26,366	11%
Total segment revenues	$284,534		$235,163

Total United States operations	$2,592,840		$2,307,792

	For the three months ended June 30,
	2022	% of Total	2021	% of Total
United Kingdom building services:
Service work	$54,261	47%	$66,572	51%
Project work	60,287	53%	63,302	49%
Total segment revenues	$114,548		$129,874

Total operations	$2,707,388		$2,437,666

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the six months ended June 30,
	2022	% of Total	2021	% of Total
United States electrical construction and facilities services:
Commercial market sector	$569,521	52%	$500,297	52%
Manufacturing market sector	131,769	12%	100,568	10%
Healthcare market sector	75,348	7%	45,998	5%
Institutional market sector	69,455	6%	96,820	10%
Transportation market sector	87,522	8%	95,210	10%
Water and wastewater market sector	10,496	1%	5,528	1%
Hospitality market sector	5,312	1%	8,764	1%
Short duration projects (1)	108,916	10%	82,582	9%
Service work	30,424	3%	17,575	2%
	1,088,763		953,342
Less intersegment revenues	(2,621)		(1,817)
Total segment revenues	$1,086,142		$951,525

	For the six months ended June 30,
	2022	% of Total	2021	% of Total
United States mechanical construction and facilities services:
Commercial market sector	$781,382	38%	$763,301	41%
Manufacturing market sector	304,861	15%	239,795	13%
Healthcare market sector	247,304	12%	234,068	12%
Institutional market sector	163,067	8%	140,768	7%
Transportation market sector	32,299	1%	39,121	2%
Water and wastewater market sector	129,490	6%	88,550	5%
Hospitality market sector	16,379	1%	19,787	1%
Short duration projects (1)	180,310	9%	168,594	9%
Service work	216,622	10%	192,047	10%
	2,071,714		1,886,031
Less intersegment revenues	(4,897)		(2,866)
Total segment revenues	$2,066,817		$1,883,165
________
(1)Represents those projects which generally are completed within three months or less.

	For the six months ended June 30,
	2022	% of Total	2021	% of Total
United States building services:
Mobile mechanical services	$812,897	62%	$763,714	65%
Commercial site-based services	396,632	31%	328,498	28%
Government site-based services	96,119	7%	87,659	7%
Total segment revenues	$1,305,648		$1,179,871

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the six months ended June 30,
	2022	% of Total	2021	% of Total
United States industrial services:
Field services	$518,960	87%	$416,351	88%
Shop services	76,325	13%	54,194	12%
Total segment revenues	$595,285		$470,545

Total United States operations	$5,053,892		$4,485,106

	For the six months ended June 30,
	2022	% of Total	2021	% of Total
United Kingdom building services:
Service work	$119,078	48%	$128,563	50%
Project work	126,967	52%	128,046	50%
Total segment revenues	$246,045		$256,609

Total operations	$5,299,937		$4,741,715
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
At June 30, 2022 and December 31, 2021, our allowance for credit losses was $23.9 million and $23.5 million, respectively. The increase in our allowance for credit losses was attributable to an increase in the provision for credit losses, largely offset by the write-off of specific amounts deemed unrecoverable. We have adjusted our allowance for credit losses during the first six months of 2022 to account for the impact of changing economic conditions, including rising interest rates. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses.
The change in the allowance for credit losses for the six months ended June 30, 2022 was as follows (in thousands):

Balance at December 31, 2021	$23,534
Provision for credit losses	1,561
Amounts written off against the allowance, net of recoveries	(1,226)
Balance at June 30, 2022	$23,869
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
Net contract liabilities in the accompanying Consolidated Balance Sheets consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Contract assets, current	$264,764	$230,143
Contract assets, non-current	—	—
Contract liabilities, current	(925,733)	(788,134)
Contract liabilities, non-current	(1,609)	(2,505)
Net contract liabilities	$(662,578)	$(560,496)
The $102.1 million increase in net contract liabilities for the six months ended June 30, 2022 was primarily attributable to an increase in net contract liabilities on our uncompleted construction projects, partially as a result of the timing of invoicing to our customers, which included advanced billings on several large projects in the earlier stages of completion, resulting in amounts invoiced exceeding the revenue recognized for such projects. There was no significant impairment of contract assets recognized during the periods presented.
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations as of June 30, 2022 (in thousands, except for percentages):

	June 30, 2022	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,537,344	24%
United States mechanical construction and facilities services	3,566,879	55%
United States building services	1,070,734	17%
United States industrial services	130,763	2%
Total United States operations	6,305,720	98%
United Kingdom building services	155,412	2%
Total operations	$6,461,132	100%
Our remaining performance obligations at June 30, 2022 were $6.46 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.

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
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$1,380,133	$157,211
United States mechanical construction and facilities services	2,906,302	660,577
United States building services	967,580	103,154
United States industrial services	130,763	—
Total United States operations	5,384,778	920,942
United Kingdom building services	132,498	22,914
Total operations	$5,517,276	$943,856
NOTE 4 - Acquisitions of Businesses
Acquisitions are accounted for utilizing the acquisition method of accounting and the prices paid for them are allocated to their respective assets and liabilities based upon the estimated fair value of such assets and liabilities at the dates of their respective acquisition by us.
During the first half of 2022, we acquired three companies, each for an immaterial amount. Two companies, the results of operations of which have been included within our United States mechanical construction and facilities services segment, provide fire protection services in the Northeastern and Southern regions of the United States, respectively. The third company, the results of operations of which have been included within our United States building services segment, specializes in building automation and controls in the Southwestern region of the United States.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 - Acquisitions of Businesses (Continued)
We expect that the majority of the goodwill acquired in connection with these acquisitions will be deductible for tax purposes. The purchase price allocations for the businesses acquired in 2022 and one of the businesses acquired in 2021 are preliminary and subject to change during their respective measurement periods. As we finalize such purchase price allocations, adjustments may be recorded relating to finalization of intangible asset valuations, tax matters, or other items. Although not expected to be significant, such adjustments may result in changes in the valuation of assets and liabilities acquired. The purchase price allocations for the other businesses acquired in 2021 have been finalized during their respective measurement periods with an insignificant impact.
NOTE 5 - Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three and six months ended June 30, 2022 and 2021 (in thousands, except share and per share data):

	For the three months ended June 30,
	2022	2021
Numerator:
Net income attributable to EMCOR Group, Inc. common stockholders	$100,664	$97,350
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	50,507,024	54,301,466
Effect of dilutive securities—Share-based awards	204,746	286,347
Shares used to compute diluted earnings per common share	50,711,770	54,587,813

Basic earnings per common share	$1.99	$1.79

Diluted earnings per common share	$1.99	$1.78

	For the six months ended June 30,
	2022	2021
Numerator:
Net income attributable to EMCOR Group, Inc. common stockholders	$174,050	$182,124
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	51,610,014	54,594,208
Effect of dilutive securities—Share-based awards	204,150	262,551
Shares used to compute diluted earnings per common share	51,814,164	54,856,759

Basic earnings per common share	$3.37	$3.34

Diluted earnings per common share	$3.36	$3.32
The number of share-based awards excluded from the computation of diluted EPS for the three and six months ended June 30, 2022 because they would be anti-dilutive were 57,949 and 57,899, respectively. The number of share-based awards excluded from the computation of diluted EPS for the three and six months ended June 30, 2021 because they would be anti-dilutive were 1,500 and 14,136, respectively.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 6 - Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Raw materials and construction materials	$81,961	$46,186
Work in process	11,503	7,912
Inventories	$93,464	$54,098
The increase in inventories as of June 30, 2022, compared to December 31, 2021, was primarily a result of advanced purchases of materials and equipment for use on specific construction projects, in an effort to mitigate the impact of increased lead times, which have resulted from supply chain disruptions.
NOTE 7 - Debt
Debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Term loan	$256,688	$256,688
Unamortized debt issuance costs	(2,560)	(3,040)
Finance lease liabilities	6,511	8,037
Total debt	260,639	261,685
Less: current maturities	15,635	16,235
Total long-term debt	$245,004	$245,450
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
At the Company’s election, borrowings under the 2020 Credit Agreement bear interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (1.67% at June 30, 2022) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of: (a) the prime commercial lending rate announced by Bank of Montreal from time to time (4.75% at June 30, 2022), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. In the event of the discontinuation of LIBOR, our 2020 Credit Agreement contains provisions which allow for the use of alternate benchmark rates. The interest rates in effect at June 30, 2022 and December 31, 2021 were 2.67% and 1.10%, respectively. A commitment fee is payable on the average daily unused amount of the 2020 Revolving Credit Facility, which ranges from 0.10% to 0.25%, based on certain financial tests. The fee was 0.10% of the unused amount as of June 30, 2022 and December 31, 2021. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests.
As of June 30, 2022 and December 31, 2021, the balance of the 2020 Term Loan was $256.7 million. As of June 30, 2022 and December 31, 2021, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, we had $71.3 million of letters of credit outstanding, which reduce the available capacity under such facility. We capitalized an additional $3.1 million of debt issuance costs associated with the 2020 Credit Agreement. Debt issuance costs are amortized over the life of the agreement as part of interest expense.
Obligations under the 2020 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2020 Credit Agreement contains various covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of June 30, 2022 and December 31, 2021.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7 - Debt (Continued)
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
Recurring Fair Value Measurements
The following tables summarize the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	Assets at Fair Value as of June 30, 2022
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$262,370	$—	$—	$262,370
Restricted cash (2)	1,172	—	—	1,172
Deferred compensation plan assets (3)	36,045	—	—	36,045
Total	$299,587	$—	$—	$299,587

	Assets at Fair Value as of December 31, 2021
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$821,345	$—	$—	$821,345
Restricted cash (2)	1,223	—	—	1,223
Deferred compensation plan assets (3)	42,344	—	—	42,344
Total	$864,912	$—	$—	$864,912
 ________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At June 30, 2022 and December 31, 2021, we had $48.7 million and $336.0 million, respectively, in money market funds.
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
NOTE 8 - Fair Value Measurements (Continued)
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
NOTE 9 - Income Taxes
The following table presents our income tax provision and our income tax rate for the three and six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Income tax provision	$36,323	$35,616	$62,774	$67,220
Income tax rate	26.5%	26.8%	26.5%	27.0%
The difference between the U.S. statutory tax rate of 21% and our income tax rate for both the three and six months ended June 30, 2022 and 2021 was primarily a result of state and local income taxes and other permanent book-to-tax differences. The increase in our income tax provision for the three months ended June 30, 2022 was due to an increase in income before income taxes, while the decrease in our income tax provision for the six months ended June 30, 2022 was a result of a reduction in income before income taxes as well as a decrease in our income tax rate during the period. The decrease in our income tax rate for the three and six months ended June 30, 2022 was attributable to: (a) a reduction in certain permanent book-to-tax differences, (b) the favorable impact of certain discrete tax items during the first half of 2022, including an increase in the income tax benefit recognized upon the issuance of common stock under our share-based compensation programs, and (c) a reduction in our state income tax rate due to a change in the allocation of earnings among the jurisdictions in which our income is taxed.
As of June 30, 2022 and December 31, 2021, we had no unrecognized income tax benefits.
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. Our income tax returns are subject to audit by various taxing authorities and are currently under examination for the years 2017 through 2018.
NOTE 10 - Common Stock
As of June 30, 2022 and December 31, 2021, there were 49,364,981 and 53,299,738 shares of our common stock outstanding, respectively.
During the three months ended June 30, 2022 and 2021, we issued 76,426 and 36,044 shares of common stock, respectively. During the six months ended June 30, 2022 and 2021, we issued 171,757 and 127,287 shares of common stock, respectively. These shares were issued upon either the satisfaction of required conditions under our share-based compensation plans or the purchase of common stock pursuant to our employee stock purchase plan.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.13 per share. Subsequent to June 30, 2022, our Board of Directors (the “Board”) announced its intention to increase the regular quarterly divided to $0.15 per share commencing with the dividend to be paid in October 2022.
In September 2011, the Board authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.65 billion of our outstanding common stock. During the six months ended June 30, 2022, we repurchased approximately 4.1 million shares of our common stock for approximately $454.3 million. Since the inception of the repurchase program through June 30, 2022, we have repurchased approximately 23.3 million shares of our common stock for approximately $1.55 billion. As of June 30, 2022, there remained authorization for us to repurchase approximately $96.1 million of our shares. Subsequent to June 30, 2022, the Board authorized us to repurchase up to an additional $500.0 million of our outstanding common stock. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2020 Credit Agreement placing limitations on such repurchases.

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
Components of Net Periodic Pension Cost
The components of net periodic pension cost (income) of the UK Plan for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Interest cost	$1,452	$1,350	$2,981	$2,686
Expected return on plan assets	(3,082)	(3,223)	(6,326)	(6,415)
Amortization of unrecognized loss	528	922	1,084	1,835
Net periodic pension cost (income)	$(1,102)	$(951)	$(2,261)	$(1,894)
Employer Contributions
For the six months ended June 30, 2022, our United Kingdom subsidiary contributed approximately $2.3 million to the UK Plan and anticipates contributing an additional $1.8 million during the remainder of 2022.
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
Surety Bonds
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of June 30, 2022, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.6 billion, which represents approximately 25% of our total remaining performance obligations.
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds may be issued as collateral for certain insurance obligations. As of June 30, 2022, we satisfied approximately $48.1 million of the collateral requirements of our insurance programs by utilizing surety bonds.
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
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. As of June 30, 2022 and December 31, 2021, the estimated current portion of such undiscounted insurance liabilities, included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets, were $53.2 million and $61.5 million, respectively. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” as of June 30, 2022 and December 31, 2021 were $213.0 million and $242.4 million, respectively. The current portion of anticipated insurance recoveries of $15.8 million and $26.4 million as of June 30, 2022 and December 31, 2021, respectively, were included in “Prepaid expenses and other” and the non-current portion of anticipated insurance recoveries of $57.6 million and $99.0 million as of June 30, 2022 and December 31, 2021, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets. These balances decreased from December 31, 2021 as a result of the payment, by our insurers, of certain claims for which we previously maintained a reserve and corresponding insurance receivable.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 - Additional Cash Flow Information
The following table presents additional cash flow information for the six months ended June 30, 2022 and 2021 (in thousands):

	For the six months ended June 30,
	2022	2021
Cash paid for:
Interest	$3,096	$2,634
Income taxes	$103,560	$85,339
Right-of-use assets obtained in exchange for new operating lease liabilities	$43,183	$32,938
Right-of-use assets obtained in exchange for new finance lease liabilities	$576	$1,321
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (continued)
The following tables present financial information for each of our reportable segments for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the three months ended June 30,
	2022	2021
Revenues from unrelated entities:
United States electrical construction and facilities services	$564,112	$492,130
United States mechanical construction and facilities services	1,066,347	968,664
United States building services	677,847	611,835
United States industrial services	284,534	235,163
Total United States operations	2,592,840	2,307,792
United Kingdom building services	114,548	129,874
Total operations	$2,707,388	$2,437,666

Total revenues:
United States electrical construction and facilities services	$566,029	$492,814
United States mechanical construction and facilities services	1,073,623	971,215
United States building services	702,829	636,978
United States industrial services	287,440	252,444
Less intersegment revenues	(37,081)	(45,659)
Total United States operations	2,592,840	2,307,792
United Kingdom building services	114,548	129,874
Total operations	$2,707,388	$2,437,666

	For the six months ended June 30,
	2022	2021
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,086,142	$951,525
United States mechanical construction and facilities services	2,066,817	1,883,165
United States building services	1,305,648	1,179,871
United States industrial services	595,285	470,545
Total United States operations	5,053,892	4,485,106
United Kingdom building services	246,045	256,609
Total operations	$5,299,937	$4,741,715

Total revenues:
United States electrical construction and facilities services	1,089,443	953,589
United States mechanical construction and facilities services	2,078,479	1,887,937
United States building services	1,355,060	1,227,423
United States industrial services	611,941	498,372
Less intersegment revenues	(81,031)	(82,215)
Total United States operations	5,053,892	4,485,106
United Kingdom building services	246,045	256,609
Total operations	$5,299,937	$4,741,715

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (continued)

	For the three months ended June 30,
	2022	2021
Operating income (loss):
United States electrical construction and facilities services	$35,095	$43,012
United States mechanical construction and facilities services	76,945	76,724
United States building services	38,161	32,538
United States industrial services	6,458	(208)
Total United States operations	156,659	152,066
United Kingdom building services	6,415	7,047
Corporate administration	(25,430)	(25,755)
Total operations	137,644	133,358
Other items:
Net periodic pension (cost) income	1,094	922
Interest expense, net	(1,751)	(1,316)
Income before income taxes	$136,987	$132,964

	For the six months ended June 30,
	2022	2021
Operating income (loss):
United States electrical construction and facilities services	$55,088	$83,264
United States mechanical construction and facilities services	135,619	139,900
United States building services	62,083	63,658
United States industrial services	19,716	(2,651)
Total United States operations	272,506	284,171
United Kingdom building services	17,003	16,458
Corporate administration	(51,908)	(50,267)
Total operations	237,601	250,362
Other items:
Net periodic pension (cost) income	2,263	1,830
Interest expense, net	(3,040)	(2,679)
Income before income taxes	$236,824	$249,513

	June 30, 2022	December 31, 2021
Total assets:
United States electrical construction and facilities services	$921,152	$855,417
United States mechanical construction and facilities services	1,800,072	1,672,546
United States building services	1,193,169	1,089,844
United States industrial services	614,110	589,017
Total United States operations	4,528,503	4,206,824
United Kingdom building services	241,792	241,740
Corporate administration	376,149	992,882
Total operations	$5,146,444	$5,441,446

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Market Update
Although our business continues to recover from the financial impacts of the COVID-19 pandemic and related government orders implemented to mitigate it, the effect of the COVID-19 pandemic may continue to disrupt our customers’ operations and our job sites, and may continue to impact supply chains. Economic disruptions, including supply chain, production, and other logistical issues, as well as wage and general inflation, together with escalating commodity prices, have and may continue to negatively impact our business. For example, we are experiencing lead times significantly in excess of normal levels while also experiencing the effects of inflation through increases in fuel, material, and other commodity prices. These disruptions have manifested themselves most notably through project delays or scheduling impacts and reduced labor productivity and efficiency, particularly within our United States construction segments and our United States building services segment. In response to these challenges, we continue to strive to more effectively manage our business through enhanced labor planning and project scheduling, increased pricing to the extent contractually permitted, and by leveraging our relationships with our suppliers and customers. However, the impact of these disruptions continues to evolve and the conflict in Ukraine has added another layer of uncertainty, especially with respect to energy costs. In addition, the market for trade labor remains tight in many of the regions in which we operate. There can be no assurance that our actions will serve to mitigate such impacts in future periods. Further, while we believe our remaining performance obligations are firm, and our customers have not provided us with any indications that they no longer wish to proceed with planned projects, prolonged delays in the receipt of critical equipment could impact our ability to convert such remaining performance obligations to revenues in the near term, or result in our customers seeking to terminate existing or pending agreements. Any of these events could have a material adverse effect on our business, financial condition, and/or results of operations.
Overview
The following table presents selected financial data for the three months ended June 30, 2022 and 2021 (in thousands, except percentages and per share data):

	For the three months ended June 30,
	2022	2021
Revenues	$2,707,388	$2,437,666
Revenues increase from prior year	11.1%	21.0%
Gross profit	$383,008	$376,279
Gross profit as a percentage of revenues	14.1%	15.4%
Operating income	$137,644	$133,358
Operating income as a percentage of revenues	5.1%	5.5%
Net income attributable to EMCOR Group, Inc.	$100,664	$97,350
Diluted earnings per common share	$1.99	$1.78

Revenues of $2.71 billion for the quarter ended June 30, 2022 represent an increase of 11.1% from revenues of $2.44 billion for the quarter ended June 30, 2021. Demand for our services continues to be strong and, as described in further detail below, we experienced revenue growth within all of our reportable segments except for our United Kingdom building services segment, the reduction in revenues of which was largely due to unfavorable exchange rate movements during 2022. During the second quarter of 2022, a company acquired in 2021 generated incremental revenues of approximately $33.7 million.
Operating income for the quarter ended June 30, 2022 was $137.6 million, or 5.1% of revenues, compared to operating income of $133.4 million, or 5.5% of revenues, for the quarter ended June 30, 2021. The increase in operating income was a result of the aforementioned increase in revenues, while the decrease in operating margin was driven by a reduction in gross profit margin, predominantly within our United States construction segments, partially due to a change in project mix. In addition, as described in further detail below, gross profit margin for each of our construction segments was adversely impacted by supply chain disruptions and delays, which contributed to: (a) certain project losses recognized in the second quarter of 2022, which negatively impacted our consolidated operating margin by 40 basis points, and (b) reduced labor productivity when compared to the prior year. These declines in gross profit margin were partially offset by a reduction in the ratio of selling, general and administrative expenses to revenues as we were able to leverage our overhead cost structure during this period of revenue growth.
Net income of $100.7 million, or $1.99 per diluted share, for the quarter ended June 30, 2022, compares favorably to net income of $97.4 million, or $1.78 per diluted share, for the quarter ended June 30, 2021. In addition to the increase in operating income referenced above, our diluted earnings per share for the second quarter of 2022 benefited from a reduced weighted average share count given the impact of common stock repurchases made by us throughout 2021 and 2022.
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
During the first half of 2022, we acquired three companies, each for an immaterial amount. Two companies, the results of operations of which have been included within our United States mechanical construction and facilities services segment, provide fire protection services in the Northeastern and Southern regions of the United States, respectively. The third company, the results of operations of which have been included within our United States building services segment, specializes in building automation and controls in the Southwestern region of the United States. The results of operations of each such company were de minimis.
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

Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended June 30,
	2022	% of Total	2021	% of Total
Revenues:
United States electrical construction and facilities services	$564,112	21%	$492,130	20%
United States mechanical construction and facilities services	1,066,347	39%	968,664	40%
United States building services	677,847	25%	611,835	25%
United States industrial services	284,534	11%	235,163	10%
Total United States operations	2,592,840	96%	2,307,792	95%
United Kingdom building services	114,548	4%	129,874	5%
Total operations	$2,707,388	100%	$2,437,666	100%

	For the six months ended June 30,
	2022	% of Total	2021	% of Total
Revenues:
United States electrical construction and facilities services	$1,086,142	20%	$951,525	20%
United States mechanical construction and facilities services	2,066,817	39%	1,883,165	40%
United States building services	1,305,648	25%	1,179,871	25%
United States industrial services	595,285	11%	470,545	10%
Total United States operations	5,053,892	95%	4,485,106	95%
United Kingdom building services	246,045	5%	256,609	5%
Total operations	$5,299,937	100%	$4,741,715	100%
As described below in more detail, our revenues for the second quarter of 2022 increased to $2.71 billion compared to $2.44 billion for the second quarter of 2021, and our revenues for the six months ended June 30, 2022 increased to $5.30 billion compared to $4.74 billion for the six months ended June 30, 2021. We experienced increases in revenues from all of our reportable segments, except for our United Kingdom building services segment, the reduction in revenues of which was largely due to unfavorable exchange rate movements during 2022. Companies acquired in 2022 and 2021 generated incremental revenues of approximately $33.7 million and $83.2 million for the three and six months ended June 30, 2022, respectively.
Revenues of our United States electrical construction and facilities services segment were $564.1 million and $1,086.1 million for the three and six months ended June 30, 2022, respectively, compared to revenues of $492.1 million and $951.5 million for the three and six months ended June 30, 2021, respectively. This segment’s results for the three and six months ended June 30, 2022 included $33.7 million and $68.6 million, respectively, of incremental revenues generated by companies acquired in 2021. Excluding the impact of acquisitions, revenues of this segment increased by $38.3 million and $66.0 million, respectively, primarily as a result of an increase in revenues from: (a) the commercial market sector, inclusive of both certain telecommunication and technology projects as well as traditional commercial construction projects, (b) the healthcare market sector due to large project activity, and (c) transmission and distribution projects, including those to support sustainable energy solutions such as solar and wind. These revenue increases were partially offset by a decrease in revenues from the institutional market sector during both the three and six months ended June 30, 2022, due to the completion or substantial completion of various projects which were performed in the prior year.
Our United States mechanical construction and facilities services segment revenues for the three months ended June 30, 2022 were $1,066.3 billion, a $97.7 million increase compared to revenues of $968.7 million for the three months ended June 30, 2021. Revenues of this segment for the six months ended June 30, 2022 were $2,066.8 million, a $183.7 million increase compared to revenues of $1,883.2 million for the six months ended June 30, 2021. The increase in this segment’s revenues for both periods was attributable to revenue growth within the majority of the market sectors in which we operate, including: (a) the manufacturing market sector, driven by certain large food processing projects, (b) the water and wastewater market sector, given increased project activity within the Southern region of the United States, (c) the institutional market sector, due to increased project activity within the Midwestern and Northeastern regions of the United States, (d) the commercial market sector, as a result of increased demand for our mechanical construction and/or fire protection services by certain customers engaged in the design and manufacturing of semiconductors as well as customers within the biotech, life-sciences, and pharmaceutical industries, and (e) the healthcare market sector, due to increased mechanical system retrofits and installations as our healthcare customers seek to upgrade their existing facilities or build new facilities. In addition, revenues of this segment for the six months ended June 30, 2022 benefited from increased demand for our fire protection services within various warehousing and distribution facilities to support the build-out of our customers’ e-commerce supply chains.
Revenues of our United States building services segment were $677.8 million and $1,305.6 million for the three and six months ended June 30, 2022, respectively, compared to revenues of $611.8 million and $1,179.9 million for the three and six months ended June 30, 2021, respectively. Excluding incremental acquisition revenues within this segment’s mobile mechanical services division of $14.6 million during the six months ended June 30, 2022, this segment’s revenue growth for both periods was primarily attributable to: (a) its commercial site-based services division, due to the award of facilities maintenance contracts with new customers, as well as scope or site expansion and increased project work with existing customers, and (b) its mobile mechanical services division, due to: (i) greater service repair and maintenance volumes, partially as a result of incremental repair opportunities driven by supply chain delays, which have created a need to extend the life of existing equipment in instances when replacement equipment is not readily available, and (ii) an increase in demand for HVAC system retrofits and building automation and controls services, partially as our customers continue to seek ways to improve the energy efficiency or indoor air quality of their facilities.
Revenues of our United States industrial services segment for the three months ended June 30, 2022 were $284.5 million, a $49.4 million increase compared to revenues of $235.2 million for the three months ended June 30, 2021. Revenues of this segment for the six months ended June 30, 2022 were $595.3 million, a $124.7 million increase compared to revenues of $470.5 million for the six months ended June 30, 2021. While there remains significant disruption and uncertainty within the broader oil and gas industry, most notably within the upstream and midstream energy sectors, we began to experience a resumption in downstream energy demand within this segment during the second half of 2021. Such increased demand continued into the first half of 2022 and resulted in growth in revenues from: (a) this segment’s field services operations, due to: (i) a more normalized spring turnaround season when compared to the prior year, and (ii) an increase in maintenance and capital project activity, and (b) this segment’s shop services operations, as a result of greater new build heat exchanger sales and an increase in maintenance, repair, and hydro blast cleaning services.
Our United Kingdom building services segment revenues were $114.5 million and $246.0 million for the three and six months ended June 30, 2022, respectively, compared to revenues of $129.9 million and $256.6 million for the three and six months ended June 30, 2021, respectively. The decrease in this segment’s revenues for both periods was predominantly a result of unfavorable exchange rate movements for the British pound versus the United States dollar, which negatively impacted this segment’s revenues by $12.5 million and $16.4 million for the three and six months ended June 30, 2022, respectively. Excluding the impact of foreign exchange rate movements, this segment’s revenues for the six months ended June 30, 2022 increased as a result of growth in project activities with existing customers, primarily within the commercial market sector, including certain telecommunication projects.
Cost of sales and gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales), and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Cost of sales	$2,324,380	$2,061,387	$4,564,374	$4,024,363
Gross profit	$383,008	$376,279	$735,563	$717,352
Gross profit margin	14.1%	15.4%	13.9%	15.1%
Our gross profit for the three months ended June 30, 2022 was $383.0 million, or 14.1% of revenues, compared to gross profit of $376.3 million, or 15.4% of revenues, for the three months ended June 30, 2021. Gross profit for the six months ended June 30, 2022 was $735.6 million, or 13.9% of revenues, compared to gross profit of $717.4 million, or 15.1% of revenues, for the six months ended June 30, 2021. Companies acquired in 2022 and 2021 generated incremental gross profit of approximately $5.4 million and $11.7 million for the three and six months ended June 30, 2022, respectively. Excluding the impact of acquisitions, the increase in gross profit for both 2022 periods was a result of increased revenue volume, which despite the decrease in gross profit margin discussed below, resulted in an increase in consolidated gross profit.

The decrease in gross profit margin for both 2022 periods was primarily attributable to a reduction in gross profit margin within each of our United States construction segments, as a result of: (a) a less favorable project mix, and (b) the impact of supply chain disruptions and delays, that contributed to: (i) certain discrete project losses during the three and six months ended June 30, 2022, which negatively impacted our consolidated gross profit margin during such periods by 50 basis points and 40 basis points, respectively, and (ii) reduced labor productivity in instances where projects were either delayed or work was performed out of sequence as we awaited the receipt of key materials and equipment. Refer to the operating income section below for further discussion regarding the operating performance of each of our reportable segments.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Selling, general and administrative expenses	$245,364	$242,921	$497,962	$466,990
SG&A margin	9.1%	10.0%	9.4%	9.8%
Our selling, general and administrative expenses for the three months ended June 30, 2022 were $245.4 million compared to selling, general and administrative expenses of $242.9 million for the three months ended June 30, 2021. Selling, general and administrative expenses for the six months ended June 30, 2022 were $498.0 million compared to selling, general and administrative expenses of $467.0 million for the six months ended June 30, 2021.
For the three and six months ended June 30, 2022, selling, general and administrative expenses included $3.1 million and $8.4 million, respectively, of incremental expenses directly related to companies acquired in 2022 and 2021, including amortization expense attributable to identifiable intangible assets of $1.1 million and $2.1 million, respectively. Excluding incremental expenses from businesses acquired, our selling, general and administrative expenses decreased by $0.7 million for the three months ended June 30, 2022 and increased by $22.6 million for the six months ended June 30, 2022. The organic increase in selling, general and administrative expenses for the year-to-date period was primarily attributable to an increase in: (a) salaries expense, as a result of an increase in headcount to support our organic revenue growth, (b) employee benefit costs, driven by greater medical claim activity, (c) travel and entertainment expenses, given a resumption in travel and business meals as COVID-19 related restrictions continue to ease, and (d) computer hardware and software costs, partially as a result of various information technology and cybersecurity initiatives currently in process. These increases were partially offset by a reduction in our provision for credit losses as our results for the prior year period included expense of approximately $4.1 million associated with a reserve taken for a specific customer bankruptcy within our United States industrial services segment.
Selling, general and administrative expenses as a percentage of revenues were 9.1% and 10.0% for the three months ended June 30, 2022 and 2021, respectively, compared to 9.4% and 9.8% for the six months ended June 30, 2022 and 2021, respectively. The decrease in SG&A margin for both the three and six month periods was largely a result of an increase in revenues without a commensurate increase in overhead costs, as we were able to leverage our existing overhead cost structure.

Operating income (loss)
The following tables present our operating income (loss) and operating margin (operating income (loss) as a percentage of segment revenues) (in thousands, except for percentages):

	For the three months ended June 30,
	2022	% of Segment Revenues	2021	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$35,095	6.2%	$43,012	8.7%
United States mechanical construction and facilities services	76,945	7.2%	76,724	7.9%
United States building services	38,161	5.6%	32,538	5.3%
United States industrial services	6,458	2.3%	(208)	(0.1)%
Total United States operations	156,659	6.0%	152,066	6.6%
United Kingdom building services	6,415	5.6%	7,047	5.4%
Corporate administration	(25,430)	—	(25,755)	—
Total operations	137,644	5.1%	133,358	5.5%
Other items:
Net periodic pension (cost) income	1,094		922
Interest expense, net	(1,751)		(1,316)
Income before income taxes	$136,987		$132,964

	For the six months ended June 30,
	2022	% of Segment Revenues	2021	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$55,088	5.1%	$83,264	8.8%
United States mechanical construction and facilities services	135,619	6.6%	139,900	7.4%
United States building services	62,083	4.8%	63,658	5.4%
United States industrial services	19,716	3.3%	(2,651)	(0.6)%
Total United States operations	272,506	5.4%	284,171	6.3%
United Kingdom building services	17,003	6.9%	16,458	6.4%
Corporate administration	(51,908)	—	(50,267)	—
Total operations	237,601	4.5%	250,362	5.3%
Other items:
Net periodic pension (cost) income	2,263		1,830
Interest expense, net	(3,040)		(2,679)
Income before income taxes	$236,824		$249,513
Operating income was $137.6 million, or 5.1% of revenues, for the three months ended June 30, 2022 compared to operating income of $133.4 million, or 5.5% of revenues, for the three months ended June 30, 2021. The increase in operating income for the three months ended June 30, 2022 was primarily a result of increased operating income within our United States industrial services segment and our United States building services segment, partially offset by a decline in operating income within our United States electrical construction and facilities services segment. Operating income was $237.6 million, or 4.5% of revenues, for the six months ended June 30, 2022 compared to operating income of $250.4 million, or 5.3% of revenues, for the six months ended June 30, 2021. The decrease in operating income for the six months ended June 30, 2022 was predominately a result of a decrease in operating income within our United States electrical construction and facilities services segment, which was only partially offset by improved operating performance within our United States industrial services segment. The reduction in operating margin for both 2022 periods was driven by a reduction in gross profit margin, predominantly within our United States construction segments, due to a change in project mix, as well as the impact of certain project losses, which negatively impacted our consolidated operating margin by 40 basis points during each of the three and six months ended June 30, 2022. These declines in gross profit margin were partially offset by a reduction in the ratio of selling, general and administrative expenses to revenues as we were able to leverage our overhead cost structure during this period of revenue growth. The operating performance of each of our reportable segments is described in further detail below.

Operating income of our United States electrical construction and facilities services segment was $35.1 million, or 6.2% of revenues, for the three months ended June 30, 2022, compared to $43.0 million, or 8.7% of revenues, for the three months ended June 30, 2021. Operating income of this segment for the six months ended June 30, 2022 was $55.1 million, or 5.1% of revenues, compared to operating income of $83.3 million, or 8.8% of revenues, for the six months ended June 30, 2021. Companies acquired in 2021 contributed incremental operating income of $3.0 million and $4.2 million, inclusive of $0.4 million and $2.3 million of amortization expense associated with identifiable intangible assets, for the three and six months ended June 30, 2022, respectively. Excluding such acquisition contribution, operating income of this segment decreased by $10.9 million and $32.4 million during the three and six months ended June 30, 2022, respectively. A less favorable project mix within the commercial, institutional, and transportation market sectors, coupled with certain discrete project losses recognized during the first half of 2022, due, in part, to supply chain disruptions and delays, resulted in a decrease in gross profit and gross profit margin for both the three and six months ended June 30, 2022. Based on an evaluation of individual projects that had revisions to total estimated costs, which resulted in a reduction of profitability in excess of $1.0 million, the operating results of our United States electrical construction and facilities services segment were negatively impacted by approximately $7.7 million and $14.3 million during the three and six months ended June 30, 2022, respectively. These reductions in estimated project profitability negatively affected the operating margin of this segment by 140 basis points and 130 basis points for the quarter and year-to-date 2022 periods, respectively. In addition, although improved from the first quarter of 2022, labor productivity and efficiency within this segment was adversely impacted during the first six months of 2022 as a result of increased lead times, which led to issues with respect to the sequencing of work on certain projects as we awaited delivery of key materials and equipment. We continue to evaluate our contractual rights and are pursuing recovery for such impacts to the extent permitted. The aforementioned reductions in gross profit margin were partially offset by a reduction in the ratio of selling, general, and administrative expense to revenues as this segment was able to successfully leverage its overhead cost structure during this period of revenue growth.
Our United States mechanical construction and facilities services segment’s operating income for the three months ended June 30, 2022 was $76.9 million, or 7.2% of revenues, compared to operating income of $76.7 million, or 7.9% of revenues, for the three months ended June 30, 2021. Operating income of this segment for the six months ended June 30, 2022 was $135.6 million, or 6.6% of revenues, compared to operating income of $139.9 million, or 7.4% of revenues, for the six months ended June 30, 2021. Operating margin of this segment for both the three and six month 2022 periods was negatively impacted by a reduction in gross profit margin due to: (a) a greater number of projects within the manufacturing and water and wastewater market sectors for which we are acting as either the construction manager or general contractor and therefore carry lower than average gross profit margins, and (b) certain project write-downs, which were partially a result of supply chain disruptions and/or material price escalations, a portion of which we will seek recovery from our customers. These reductions in operating margin resulted in a moderate decrease in this segment’s operating income for the first six months of 2022, despite the aforementioned increase in segment revenues for such period. Based on an evaluation of individual projects that had revisions to total estimated costs, which resulted in a reduction of profitability in excess of $1.0 million, the operating results of our United States mechanical construction and facilities services segment were negatively impacted by approximately $4.1 million and $9.5 million during the three and six months ended June 30, 2022, respectively. These reductions in estimated project profitability negatively affected the operating margin of this segment by 40 basis points for both 2022 periods. Similar to our United States electrical construction and facilities services segment, reductions in gross profit margin for the three and six months ended June 30, 2022 were partially offset by reductions in the ratio of selling, general, and administrative expenses to revenues, given an increase in revenues without a commensurate increase in certain overhead costs.
Operating income of our United States building services segment was $38.2 million, or 5.6% of revenues, for the three months ended June 30, 2022 compared to $32.5 million, or 5.3% of revenues, for the three months ended June 30, 2021. The increase in both operating income and operating margin for such three month period was largely due to greater gross profit and gross profit margin from this segment’s mobile mechanical services division resulting from improved profitability across the majority of its service lines, including projects, service repair and maintenance, and building automation and controls. These improvements were due to favorable project execution as well as certain price adjustments enacted, to the extent contractually permitted, in response to inflationary pressures, which partially offset the impact of increased material and commodity prices during the second quarter of 2022. Operating income of this segment for the six months ended June 30, 2022 was $62.1 million, or 4.8% of revenues, compared to operating income of $63.7 million, or 5.4% of revenues, for the six months ended June 30, 2021. The reduction in operating income and operating margin for such six month period was due to a decline in gross profit margin during the first quarter of 2022, which impacted this segment’s ability to convert revenue growth into incremental operating profit. While conditions have improved during the second quarter of 2022, gross profit margin of this segment for the first half of the year was negatively impacted by: (a) supply chain disruptions, including longer lead times for certain materials and equipment, which resulted in a greater amount of unabsorbed labor costs in instances where projects were delayed pending the receipt of materials, and (b) an escalation in fuel prices for its fleet of approximately 4,000 service vehicles. On a year-to-date basis, these negative first quarter impacts more than offset the increases in operating income and operating margin experienced during the second quarter of 2022. We continue to adjust our pricing models to address the inflationary, supply chain, and labor challenges we are experiencing.

Our United States industrial services segment reported operating income of $6.5 million, or 2.3% of revenues, for the three months ended June 30, 2022, compared to an operating loss of $0.2 million, or (0.1)% of revenues, for the three months ended June 30, 2021. For the six months ended June 30, 2022, this segment reported operating income of $19.7 million, or 3.3% of revenues, compared to an operating loss of $2.7 million, or (0.6)% of revenues, for the six months ended June 30, 2021. With respect to operating income, the improved performance for both 2022 periods was due to increased gross profit, resulting from the growth in this segment’s revenues referenced above, as well as a reduction in selling, general and administrative expenses, as the prior year period included a $4.1 million provision for credit losses in connection with a reserve taken for a specific customer bankruptcy. Operating margin of this segment, for both the three and six months ended June 30, 2022, benefited from a reduction in the ratio of selling, general and administrative expenses to revenues when compared to the prior year period, given: (a) this segment was able to leverage its overhead cost structure during a period of revenue growth and (b) the effect, in the prior year, of the previously referenced customer bankruptcy, which negatively impacted this segment’s operating margin by 180 basis points for the three months ended June 30, 2021 and 90 basis points for the six months ended June 30, 2021. For the second quarter of 2022, this reduction in SG&A margin was partially offset by a quarterly reduction in gross profit margin, when compared to the second quarter of 2021, given a change in the composition of project work period-over-period, which in the prior year benefited from favorable progression on certain renewable energy projects. For the six months ended June 30, 2022, however, this segment’s operating margin additionally benefited from an increase in gross profit margin driven by improved pricing for our traditional field services and shop services work, coupled with greater absorption of certain indirect cost of sales given the increase in year-to-date revenues.
Operating income of our United Kingdom building services segment was $6.4 million, or 5.6% of revenues, for the three months ended June 30, 2022 compared to $7.0 million, or 5.4% of revenues, for the three months ended June 30, 2021. Operating income for the six months ended June 30, 2022 was $17.0 million, or 6.9% of revenues, compared to $16.5 million, or 6.4% of revenues, for the six months ended June 30, 2021. This segment’s operating income for the three and six months ended June 30, 2022 was negatively impacted by $0.6 million and $1.0 million, respectively, related to the effect of unfavorable exchange rates for the British pound versus the United States dollar. Excluding the impact of foreign exchange rate movements, operating income of this segment for the three months ended June 30, 2022 was essentially unchanged when compared to operating income for the three months ended June 30, 2021, while operating income for the six months ended June 30, 2022 represented a $1.5 million increase when compared to operating income for the six months ended June 30, 2021. The increase in this segment’s operating margin for both 2022 periods was primarily a result of: (a) the favorable close-out of a project within the institutional market sector and (b) an increase in gross profit margin from projects within the commercial market sector, including the telecommunication projects referenced in the revenue commentary for this segment.
Our corporate administration expenses for the three months ended June 30, 2022 were $25.4 million, compared to $25.8 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, our corporate administrative expenses were $51.9 million, compared to $50.3 million for the six months ended June 30, 2021. The slight increase in corporate administration expenses for the first six months of 2022 was primarily due to an increase in employment costs, given an increase in headcount to support the revenue growth within our business as well as annual cost of living wage increases.
Other items
Net interest expense for the three months ended June 30, 2022 and 2021 was $1.8 million and $1.3 million, respectively. Net interest expense for the six months ended June 30, 2022 and 2021 was $3.0 million and $2.7 million, respectively. The increase in net interest expense for both 2022 periods was primarily a result of an increase in interest rates.
For the three and six months ended June 30, 2022, our income tax provision was $36.3 million and $62.8 million, respectively, compared to an income tax provision of $35.6 million and $67.2 million for the three and six months ended June 30, 2021, respectively. Our income tax rate for both the three and six months ended June 30, 2022 was 26.5%, compared to an income tax rate for the three and six months ended June 30, 2021 of 26.8% and 27.0%, respectively. The increase in our income tax provision for the three months ended June 30, 2022 was due to an increase in income before income taxes, while the decrease in our income tax provision for the six months ended June 30, 2022 was a result of a reduction in income before income taxes as well as a decrease in our income tax rate during the period. The decrease in our income tax rate for the three and six months ended June 30, 2022 was attributable to: (a) a reduction in certain permanent book-to-tax differences, (b) the favorable impact of certain discrete tax items during the first half of 2022, including an increase in the income tax benefit recognized upon the issuance of common stock under our share-based compensation programs, and (c) a reduction in our state income tax rate due to a change in the allocation of earnings among the jurisdictions in which our income is taxed.

Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	June 30, 2022	% of Total	December 31, 2021	% of Total	June 30, 2021	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$1,537,344	24%	$1,224,577	22%	$1,187,362	23%
United States mechanical construction and facilities services	3,566,879	55%	3,272,124	58%	2,901,509	57%
United States building services	1,070,734	17%	872,550	16%	743,093	15%
United States industrial services	130,763	2%	111,838	2%	125,970	2%
Total United States operations	6,305,720	98%	5,481,089	98%	4,957,934	97%
United Kingdom building services	155,412	2%	118,208	2%	148,794	3%
Total operations	$6,461,132	100%	$5,599,297	100%	$5,106,728	100%
Our remaining performance obligations at June 30, 2022 were $6.46 billion compared to $5.60 billion at December 31, 2021 and $5.11 billion at June 30, 2021. The increase in remaining performance obligations at June 30, 2022, when compared to December 31, 2021, was attributable to an increase in remaining performance obligations within all of our reportable segments. Most notably, we experienced an increase in remaining performance obligations within: (a) our United States construction segments, driven by the award of various construction projects within the commercial market sector, inclusive of various telecommunications projects as well as certain projects for customers within the biotech, life-sciences, and pharmaceutical industries, and (b) our United States building services segment given increased project opportunities within its mobile mechanical services division. While the continued growth in our remaining performance obligations is largely due to the strength in demand for our services, a portion of this increase can likely be attributed to external market factors such as material and labor inflation, which has increased the price of certain of our project work, as well as supply chain delays, which has impacted the timing of conversion of our remaining performance obligations to revenue, in certain instances.
See Note 3 - Revenue from Contracts with Customers of the notes to consolidated financial statements for further disclosure regarding our remaining performance obligations.
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

As of June 30, 2022, we had cash and cash equivalents, excluding restricted cash, of $262.4 million, which are maintained in depository accounts and highly liquid investments with original maturity dates of three months or less. Both our short-term and long-term liquidity requirements are expected to be met through our cash and cash equivalent balances, cash generated from our operations, and, if necessary, the borrowing capacity under our revolving credit facility. Our credit agreement provides for a $1.30 billion revolving credit facility, for which there is $1.23 billion of available capacity as of June 30, 2022.
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
Cash Flows
The following table presents a summary of our operating, investing, and financing cash flows (in thousands):

	For the six months ended June 30,
	2022	2021
Net cash used in operating activities	$(18,851)	$(6,972)
Net cash used in investing activities	$(53,328)	$(70,939)
Net cash used in financing activities	$(475,090)	$(157,085)
Decrease in cash, cash equivalents, and restricted cash	$(559,026)	$(233,774)
During the six months ended June 30, 2022, our cash balance, including cash equivalents and restricted cash, decreased by approximately $559.0 million from $822.6 million at December 31, 2021 to $263.5 million at June 30, 2022. Changes in our cash position from December 31, 2021 to June 30, 2022 are described in further detail below.
Operating Activities – Operating cash flows generally represent our net income as adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2022 was approximately $18.9 million compared to approximately $7.0 million of net cash used in operating activities for the six months ended June 30, 2021. Historically, our working capital needs are greater in the first half of each year, resulting in a use of cash to fund our operations during such period, as evidenced by the fairly consistent use of cash during each of the six months ended June 30, 2022 and 2021. The modest increase in net cash used in operating activities for the first six months of 2022, compared to the first six months of 2021, was almost entirely due to the decrease in our net income period-over-period, as changes in working capital for both periods were nearly identical. As the year progresses, we anticipate the generation of positive operating cash flow.
Investing Activities – Investing cash flows consist primarily of payments for the acquisition of businesses, capital expenditures, and proceeds from the sale or disposal of property, plant, and equipment. Net cash used in investing activities for the six months ended June 30, 2022 decreased by approximately $17.6 million compared to the six months ended June 30, 2021 due to a decrease in payments for business acquisitions, partially offset by higher capital expenditures used to invest in organic growth.
Financing Activities – Financing cash flows consist primarily of the issuance and repayment of short-term and long-term debt, repurchases of common stock, payments of dividends to stockholders, and the issuance of common stock through certain equity plans. Net cash used in financing activities for the six months ended June 30, 2022 was $475.1 million compared to net cash used in financing activities for the six months ended June 30, 2021 of $157.1 million. The $318.0 million increase in cash used in financing activities was almost entirely due to an increase in funds used for the repurchase of our common stock. The timing of repurchases is at management’s discretion subject to securities laws and other legal requirements and depends upon several factors, including market and business conditions, current and anticipated future liquidity, share price, and share availability, among others. For additional detail regarding our share repurchase program, refer to Note 10 - Common Stock of the notes to consolidated financial statements.
We currently pay a regular quarterly dividend of $0.13 per share. For the six months ended June 30, 2022 and 2021, cash payments related to dividends were $13.6 million and $14.2 million, respectively. Subsequent to June 30, 2022, our Board of Directors announced its intention to increase the regular quarterly divided to $0.15 per share commencing with the dividend to be paid in October 2022. Our credit agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay such quarterly dividends for the foreseeable future.

Material Cash Requirements from Contractual and Other Obligations
As of June 30, 2022, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
Outstanding Debt and Interest Payments – As of June 30, 2022, the amount outstanding under our term loan was $256.7 million. Based on our outstanding balance, we are required to make annual principal payments of $13.9 million on December 31 of each year until maturity. Any remaining unpaid principal is due on March 2, 2025, when the credit agreement governing our term loan expires. As of June 30, 2022, we had no direct borrowings outstanding under our revolving credit facility. In addition to annual principal payments, we are required to make quarterly interest payments on our outstanding indebtedness. Future interest payments will be determined based on prevailing interest rates during that time, which are anticipated to increase in the near term. Refer to Note 7 - Debt of the notes to consolidated financial statements for further detail of our debt obligations, including our term loan and revolving credit facility.
Operating and Finance Leases – In the normal course of business, we lease real estate, vehicles, and equipment under various arrangements which are classified as either operating or finance leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $326.7 million at June 30, 2022, with $72.8 million payable within the next 12 months.
Open Purchase Obligations – As of June 30, 2022, we had $1.96 billion of open purchase obligations, of which payments totaling approximately $1.71 billion are expected to become due within the next 12 months. These obligations represent open purchase orders to suppliers and subcontractors related to our construction and services contracts. These purchase orders are not reflected in the Consolidated Balance Sheets and are not expected to impact future liquidity as amounts should be recovered through customer billings.
Insurance Obligations – As described in further detail in Note 12 - Commitments and Contingencies of the notes to consolidated financial statements, we have loss payment deductibles and/or self-insured retentions for certain insurance matters. As of June 30, 2022, our insurance liabilities, net of estimated recoveries, were $192.9 million. Of this net amount, approximately $37.4 million is estimated to be payable within the next 12 months. Due to many uncertainties inherent in resolving these matters, it is not practical to estimate these payments beyond such period. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase.
Retirement Plan Obligations – As of June 30, 2022, expected future payments relating to our defined benefit post retirement plans were approximately $4.2 million per year. We provide funding to our post retirement plans based on at least the minimum funding required by applicable regulations. In determining the minimum funding required, we utilize current actuarial assumptions and exchange rates to forecast amounts that may be payable. In our judgment, minimum funding estimates cannot be reliably estimated beyond a five-year time horizon. Refer to Note 11 - Retirement Plans of the notes to consolidated financial statements for further information about our post retirement plans.
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
Contingent Consideration Liabilities – We have incurred liabilities related to contingent consideration arrangements associated with certain acquisitions, payable in the event discrete performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The aggregate amount of these liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance during such post-acquisition periods, and accretion in present value. As of June 30, 2022, the present value of expected future payments relating to these contingent consideration arrangements was $13.3 million. Of this amount, $7.6 million is estimated as being payable within the next 12 months, with the remainder due substantially during the following 12 months.
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
Off-Balance Sheet Arrangements and Other Commercial Commitments
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of June 30, 2022, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.6 billion, which represents approximately 25% of our total remaining performance obligations.
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
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds or letters of credit may be issued as collateral for certain insurance obligations. As of June 30, 2022, we satisfied approximately $48.1 million and $71.2 million of the collateral requirements of our insurance programs by utilizing surety bonds and letters of credit, respectively. All such letters of credit were issued under our revolving credit facility, therefore reducing the available capacity of such facility.
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

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements is based on the application of significant accounting policies, which require management to make estimates and assumptions. Our significant accounting policies are described further in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2021. We base our estimates on historical experience, known or expected trends, third-party valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. There have been no significant changes to our critical accounting policies or methods for the six months ended June 30, 2022. We believe the following critical accounting policies govern the more significant judgments and estimates used in the preparation of our financial statements.
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
Due to uncertainties inherent in the estimation process, as well as the significant judgment involved in determining variable consideration, it is possible that estimates of costs to complete a performance obligation, and/or our estimates of transaction prices, will be revised in the near term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, or changes in the estimate of transaction prices, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made.

Based on an evaluation of individual projects that had revisions to total estimated costs, which resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted by approximately $11.8 million and $23.8 million, during the three and six months ended June 30, 2022, respectively. Of the amount recorded during the three months ended June 30, 2022, approximately $7.7 million was recorded within our United States electrical construction and facilities services segment and approximately $4.1 million was recorded within our United States mechanical construction and facilities services segment. Of the amount recorded during the six months ended June 30, 2022, approximately $14.3 million was recorded within our United States electrical construction and facilities services segment and approximately $9.5 million was recorded within our United States mechanical construction and facilities services segment. There were no changes in total estimated costs that had a significant impact on our operating results during the three and six months ended June 30, 2021.
Due to the significant judgments utilized in the estimation process described above, if subsequent actual results and/or updated assumptions, estimates, or projections related to our underlying project positions were to change from those utilized at June 30, 2022, it could result in a material impact to our results of operations. For example, a 50 basis point increase or decrease in the estimated gross profit margin on our uncompleted construction projects, in the aggregate, as a result of a revision in estimated costs to complete a performance obligation or a revision in estimated transaction price, would have resulted in an increase or decrease to operating income in excess of $75 million for the six months ended June 30, 2022.
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
At June 30, 2022 and December 31, 2021, our accounts receivable of $2,439.6 million and $2,204.5 million, respectively, were recorded net of allowances for credit losses of $23.9 million and $23.5 million, respectively. The increase in our allowance for credit losses was attributable to an increase in the provision for credit losses, largely offset by the write-off of specific amounts deemed unrecoverable. We have adjusted our allowance for credit losses during the first six months of 2022 to account for the impact of changing economic conditions, including rising interest rates. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. The provision for credit losses amounted to approximately $1.6 million and $5.5 million for the six months ended June 30, 2022 and 2021, respectively. The period-over-period decrease in the provision for credit losses was a result of an approximately $4.1 million reserve taken for a specific customer bankruptcy within our United States industrial services segment in the 2021 period.
Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our allowances for credit losses. For example, if economic conditions were to significantly deteriorate, such as to those experienced during the last global financial crisis, the portion of our allowance for credit losses, which is estimated based on our historical credit loss experience, could increase by up to approximately $13 million.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on the Consolidated Balance Sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences, and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. In addition, as discussed above, an increase in the cost to settle insurance claims could result in higher insurance costs and deductibles. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims increased by $14.3 million at June 30, 2022 compared to December 31, 2021, partially as a result of greater potential exposures and an increase in certain of our deductibles or self-insured retentions. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims were to increase by 10%, it would have resulted in $19.3 million of additional expense for the six months ended June 30, 2022.
Income Taxes
As of June 30, 2022 and December 31, 2021, we had net deferred income tax liabilities of $52.0 million and $51.0 million, respectively, primarily resulting from differences between the carrying value and income tax bases of certain identifiable intangible assets, goodwill, and depreciable fixed assets. Included within these net deferred income tax liabilities are $215.0 million and $212.3 million of deferred income tax assets as of June 30, 2022 and December 31, 2021, respectively. The total valuation allowance on deferred income tax assets was approximately $2.5 million as of both June 30, 2022 and December 31, 2021. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on our taxable income, which has generally exceeded the amount of our net deferred income tax asset balance, as well as current projections of future taxable income, we have determined that it is more likely than not that our net deferred income tax assets will be realized. However, revisions to our forecasts or declining macroeconomic conditions could result in changes to our assessment of the realization of these deferred income tax assets.
Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets
Goodwill
As of June 30, 2022 and December 31, 2021, we had goodwill of $901.2 million and $890.3 million, respectively, arising out of the acquisition of businesses. Goodwill is not amortized but instead allocated to its respective reporting unit and evaluated for impairment annually, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. We have determined that our reporting units are consistent with the reportable segments identified in Note 14 - Segment Information of the notes to consolidated financial statements. As of June 30, 2022, approximately 17.8% of our goodwill related to our United States electrical construction and facilities services segment, approximately 35.0% related to our United States mechanical construction and facilities services segment, approximately 34.5% related to our United States building services segment, and approximately 12.7% related to our United States industrial services segment.
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
No impairment of our goodwill was recognized during the three and six months ended June 30, 2022 and 2021.
Identifiable Intangible Assets and Other Long-Lived Assets
As of June 30, 2022 and December 31, 2021, net identifiable intangible assets (primarily consisting of our customer relationships, subsidiary trade names, developed technology/vendor network, and contract backlog) arising out of the acquisition of businesses were $577.3 million and $589.4 million, respectively. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short- and long-term projections of future performance. These forecasts reflect assumptions regarding anticipated macroeconomic conditions as well as our ability to successfully integrate acquired businesses.
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
No impairment of our identifiable intangible assets or other long-lived assets was recognized during the three and six months ended June 30, 2022 and 2021.
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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the six months ended June 30, 2022, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
In an effort to mitigate inflation, the Federal Reserve has increased interest rates throughout the first six months of 2022, and it is anticipated that interest rates will continue to rise in the near term. We are exposed to market risk for changes in interest rates for borrowings under the 2020 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2020 Credit Agreement bear interest at variable rates and, as a result of the actions referenced above, such rates have increased throughout 2022. For further information on our outstanding debt and borrowing rates, refer to Note 7 - Debt of the notes to consolidated financial statements. As of June 30, 2022, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, the balance of the 2020 Term Loan was $256.7 million. Based on the $256.7 million of borrowings outstanding under the 2020 Credit Agreement, if overall interest rates were to increase by 200 basis points, interest expense, net of income taxes, would increase by approximately $3.8 million in the next twelve months. Conversely, if overall interest rates were to decrease by 200 basis points, interest expense, net of income taxes, would decrease by approximately $3.8 million in the next twelve months. The 2020 Credit Agreement expires on March 2, 2025.
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
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction, building services, and industrial services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of approximately 12,500 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, our fixed price contracts generally do not allow us to adjust our prices and, as a result, increases in material costs could reduce our profitability with respect to projects in progress. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding the impact of fluctuations in commodity and material prices on our results of operations for the six months ended June 30, 2022.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2022 to April 30, 2022	968,274	113.98	968,274	$258,236,615
May 1, 2022 to May 31, 2022	811,456	105.14	811,456	$172,916,495
June 1, 2022 to June 30, 2022	761,638	100.87	761,638	$96,091,566
Total	2,541,368	107.23	2,541,368

(1)In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $1.65 billion of our outstanding common stock. As of June 30, 2022, there remained authorization for us to repurchase approximately $96.1 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. Subsequent to June 30, 2022, the Board authorized us to repurchase up to an additional $500.0 million of our outstanding common stock. Refer to Note 10 - Common Stock of the notes to consolidated financial statements for further information regarding our share repurchase program.
(2)Excludes 22,253 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.
ITEM 4.   MINE SAFETY DISCLOSURES.
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank
Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this quarterly report.

ITEM 6.   EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(b)	Amended and Restated By-Laws and Amendments thereto	Exhibit 3(b) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95.1	Information concerning mine safety violations or other regulatory matters	Filed herewith
101	The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.	Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 28, 2022

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ MARK A. POMPA
Mark A. Pompa
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

BY:	/s/ JASON R. NALBANDIAN
Jason R. Nalbandian
Vice President and Chief Accounting Officer (Principal Accounting Officer)