Form 10-Q
period 2022-09-30
EMCOR Group, Inc.
filed 2022-10-27
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Number of shares of Common Stock outstanding as of the close of business on October 21, 2022: 47,655,251 shares.

[This Page Intentionally Left Blank]

EMCOR Group, Inc.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning. Forward-looking statements in this report include discussions of our future operating or financial performance and other forward-looking commentary regarding aspects of our business, including market share growth, gross profit, remaining performance obligations, project mix, projects with varying profit margins, selling, general and administrative expenses, our ability to maintain a strong safety record, and trends in our business, and other characterizations of future events or circumstances, such as the effects of the COVID-19 pandemic and supply chain disruptions and delays. Each forward-looking statement included in this report is subject to risks and uncertainties, including those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report, and in our Form 10-K for the year ended December 31, 2021, including, without limitation, the “Risk Factors” section of such Form 10-K. Applicable risks and uncertainties include, but are not limited to, adverse effects of general economic conditions; changes in interest rates; domestic and international political developments; changes in the specific markets for EMCOR’s services; adverse business conditions, including scarcity of skilled labor, productivity challenges, the nature and extent of supply chain disruptions impacting availability and pricing of materials, and inflationary trends more generally, including fluctuations in energy costs; the impact of legislation and/or government regulations; the availability of adequate levels of surety bonding; increased competition; unfavorable developments in the mix of our business; and the continuing impact of the COVID-19 pandemic, including the nature, extent, and impact of future variant surges, as well as other health emergencies, and government orders and mandates related thereto, on our revenue and operations. Such risks and uncertainties could cause actual results to differ materially from those that might be anticipated from, or projected or implied by, our forward-looking statements. Accordingly, these statements do not guarantee future performance or events. The forward-looking statements contained in this report speak only as of the filing date of this report. We undertake no obligation to update any forward-looking statements unless required by law. However, any further disclosures made on related subjects in our subsequent reports filed with the Securities and Exchange Commission (the “SEC”) should be consulted. We caution investors not to place undue reliance on forward-looking statements, due to their inherent uncertainty.

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$403,816	$821,345
Accounts receivable, less allowance for credit losses of $25,270 and $23,534, respectively	2,510,579	2,204,519
Contract assets	299,336	230,143
Inventories	101,874	54,098
Prepaid expenses and other	63,657	80,889
Total current assets	3,379,262	3,390,994
Property, plant and equipment, net	156,090	152,066
Operating lease right-of-use assets	262,976	260,778
Goodwill	916,812	890,268
Identifiable intangible assets, net	605,949	589,365
Other assets	117,640	157,975
Total assets	$5,438,729	$5,441,446
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$15,635	$16,235
Accounts payable	751,074	734,275
Contract liabilities	1,046,312	788,134
Accrued payroll and benefits	514,166	490,867
Other accrued expenses and liabilities	248,382	274,406
Operating lease liabilities, current	63,227	57,814
Total current liabilities	2,638,796	2,361,731
Borrowings under revolving credit facility	170,000	—
Long-term debt and finance lease liabilities	245,101	245,450
Operating lease liabilities, long-term	218,968	220,836
Other long-term obligations	323,442	360,340
Total liabilities	3,596,307	3,188,357
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 60,928,336 and 60,737,006 shares issued, respectively	609	607
Capital surplus	70,121	61,874
Accumulated other comprehensive loss	(101,531)	(83,562)
Retained earnings	3,095,166	2,835,504
Treasury stock, at cost 13,281,222 and 7,437,268 shares, respectively	(1,222,645)	(562,036)
Total EMCOR Group, Inc. stockholders’ equity	1,841,720	2,252,387
Noncontrolling interests	702	702
Total equity	1,842,422	2,253,089
Total liabilities and equity	$5,438,729	$5,441,446
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues	$2,826,361	$2,521,672	$8,126,298	$7,263,387
Cost of sales	2,413,130	2,140,329	6,977,504	6,164,692
Gross profit	413,231	381,343	1,148,794	1,098,695
Selling, general and administrative expenses	263,137	243,922	761,099	710,912
Operating income	150,094	137,421	387,695	387,783
Net periodic pension (cost) income	1,025	908	3,288	2,738
Interest expense, net	(3,194)	(1,286)	(6,234)	(3,965)
Income before income taxes	147,925	137,043	384,749	386,556
Income tax provision	42,153	37,303	104,927	104,523
Net income including noncontrolling interests	105,772	99,740	279,822	282,033
Net income attributable to noncontrolling interests	—	—	—	169
Net income attributable to EMCOR Group, Inc.	$105,772	$99,740	$279,822	$281,864

Basic earnings per common share	$2.16	$1.86	$5.52	$5.19

Diluted earnings per common share	$2.16	$1.85	$5.50	$5.17

Dividends declared per common share	$0.13	$0.13	$0.39	$0.39
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income including noncontrolling interests	$105,772	$99,740	$279,822	$282,033
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(8,712)	(1,687)	(19,257)	(991)
Post retirement plans, amortization of actuarial loss included in net income (1)	404	800	1,288	2,412
Other comprehensive (loss) income	(8,308)	(887)	(17,969)	1,421
Comprehensive income	97,464	98,853	261,853	283,454
Comprehensive income attributable to noncontrolling interests	—	—	—	169
Comprehensive income attributable to EMCOR Group, Inc.	$97,464	$98,853	$261,853	$283,285
_________
(1)Net of tax of $0.1 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and net of tax of $0.4 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows - operating activities:
Net income including noncontrolling interests	$279,822	$282,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,168	36,088
Amortization of identifiable intangible assets	45,465	48,159
Non-cash share-based compensation expense	9,322	8,467
Other reconciling items	(682)	2,803
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(130,741)	(263,609)
Net cash provided by operating activities	238,354	113,941
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(91,078)	(113,658)
Proceeds from sale or disposal of property, plant and equipment	6,897	1,930
Purchases of property, plant and equipment	(38,717)	(25,954)
Distributions from unconsolidated entities	—	196
Net cash used in investing activities	(122,898)	(137,486)
Cash flows - financing activities:
Proceeds from revolving credit facility	270,000	—
Repayments of revolving credit facility	(100,000)	—
Repayments of finance lease liabilities	(2,741)	(3,253)
Dividends paid to stockholders	(20,037)	(21,224)
Repurchases of common stock	(656,573)	(183,247)
Taxes paid related to net share settlements of equity awards	(7,295)	(4,020)
Issuances of common stock under employee stock purchase plan	6,097	5,418
Payments for contingent consideration arrangements	(2,049)	(6,758)
Distributions to noncontrolling interests	—	(43)
Net cash used in financing activities	(512,598)	(213,127)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(20,540)	(1,870)
Decrease in cash, cash equivalents, and restricted cash	(417,682)	(238,542)
Cash, cash equivalents, and restricted cash at beginning of year (1)	822,568	903,562
Cash, cash equivalents, and restricted cash at end of period (2)	$404,886	$665,020
_________
(1)Includes $1.2 million and $0.7 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.
(2)Includes $1.1 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of September 30, 2022 and 2021.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended September 30, 2021 and 2022
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, June 30, 2021	$2,091,177	$607	$53,204	$(106,925)	$2,648,109	$(504,520)	$702
Net income including noncontrolling interests	99,740	—	—	—	99,740	—	—
Other comprehensive loss	(887)	—	—	(887)	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(249)	—	(249)	—	—	—	—
Common stock issued under employee stock purchase plan	1,857	—	1,857	—	—	—	—
Common stock dividends	(6,988)	—	44	—	(7,032)	—	—
Repurchases of common stock	(45,217)	—	—	—	—	(45,217)	—
Share-based compensation expense	2,617	—	2,617	—	—	—	—
Balance, September 30, 2021	$2,142,050	$607	$57,473	$(107,812)	$2,740,817	$(549,737)	$702

Balance, June 30, 2022	$1,952,791	$609	$65,212	$(93,223)	$2,995,844	$(1,016,353)	$702
Net income including noncontrolling interests	105,772	—	—	—	105,772	—	—
Other comprehensive loss	(8,308)	—	—	(8,308)	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(56)	—	(56)	—	—	—	—
Common stock issued under employee stock purchase plan	2,074	—	2,074	—	—	—	—
Common stock dividends	(6,418)	—	32	—	(6,450)	—	—
Repurchases of common stock	(206,292)	—	—	—	—	(206,292)	—
Share-based compensation expense	2,859	—	2,859	—	—	—	—
Balance, September 30, 2022	$1,842,422	$609	$70,121	$(101,531)	$3,095,166	$(1,222,645)	$702
 _________
(1)Represents cumulative foreign currency translation adjustments and post retirement liability adjustments.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the nine months ended September 30, 2021 and 2022
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2020	$2,053,244	$606	$47,464	$(109,233)	$2,480,321	$(366,490)	$576
Net income including noncontrolling interests	282,033	—	—	—	281,864	—	169
Other comprehensive income	1,421	—	—	1,421	—	—	—
Common stock issued under share-based compensation plans	1	1	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(4,020)	—	(4,020)	—	—	—	—
Common stock issued under employee stock purchase plan	5,418	—	5,418	—	—	—	—
Common stock dividends	(21,224)	—	144	—	(21,368)	—	—
Repurchases of common stock	(183,247)	—	—	—	—	(183,247)	—
Distributions to noncontrolling interests	(43)	—	—	—	—	—	(43)
Share-based compensation expense	8,467	—	8,467	—	—	—	—
Balance, September 30, 2021	$2,142,050	$607	$57,473	$(107,812)	$2,740,817	$(549,737)	$702

Balance, December 31, 2021	$2,253,089	$607	$61,874	$(83,562)	$2,835,504	$(562,036)	$702
Net income including noncontrolling interests	279,822	—	—	—	279,822	—	—
Other comprehensive loss	(17,969)	—	—	(17,969)	—	—	—
Common stock issued under share-based compensation plans	2	2	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(7,295)	—	(7,295)	—	—	—	—
Common stock issued under employee stock purchase plan	6,097	—	6,097	—	—	—	—
Common stock dividends	(20,037)	—	123	—	(20,160)	—	—
Repurchases of common stock	(660,609)	—	—	—	—	(660,609)	—
Share-based compensation expense	9,322	—	9,322	—	—	—	—
Balance, September 30, 2022	$1,842,422	$609	$70,121	$(101,531)	$3,095,166	$(1,222,645)	$702
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
The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.
NOTE 2 - New Accounting Pronouncements
The Company is currently evaluating the impact of an accounting standards update issued by the Financial Accounting Standards Board (the “FASB”), which provides temporary optional expedients and exceptions to existing U.S. GAAP. This guidance is aimed at easing the financial reporting burdens related to reference rate reform, including the market transition from LIBOR, or other interbank offered rates, to alternative reference rates. Such accounting pronouncement allows entities to account for and present certain contract modifications, which occur before December 31, 2022 and result from the transition to an alternative reference rate, as an event that does not require remeasurement at the modification date or reassessment of a previous accounting determination. Although not yet reflected within such accounting pronouncement, the FASB has announced its intention to extend the period of time that entities can utilize this guidance from December 31, 2022 to December 31, 2024. While we are still evaluating the impact of this pronouncement, we do not anticipate that it will have a material impact on our financial position and/or results of operations, as we are not exposed to any contracts that reference LIBOR, other than our credit agreement dated as of March 2, 2020, which contains provisions that allow for the amendment of such agreement to use alternative reference rates upon the discontinuation of LIBOR.
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
Changes in the estimates of transaction prices are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. For the three and nine months ended September 30, 2022 and 2021, there were no significant amounts of revenue recognized during the period related to performance obligations satisfied in prior periods. In addition, for the three and nine months ended September 30, 2022 and 2021, there were no significant reversals of revenue recognized associated with the revision of transaction prices.

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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicates a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident. Based on an evaluation of individual projects that had revisions to total estimated costs, which resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted by approximately $10.5 million and $34.9 million during the three and nine months ended September 30, 2022, respectively. The entire amount recorded during the three months ended September 30, 2022, was reported within our United States electrical construction and facilities services segment. However, of the amount recorded during the nine months ended September 30, 2022, approximately $26.5 million was reported within our United States electrical construction and facilities services segment and approximately $8.4 million was reported within our United States mechanical construction and facilities services segment. There were no changes in total estimated costs that had a significant impact on our operating results during the three and nine months ended September 30, 2021.
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
The following tables provide further disaggregation of our revenues, by categories we use to evaluate our financial performance within each of our reportable segments, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the three months ended September 30,
	2022	% of Total	2021	% of Total
United States electrical construction and facilities services:
Commercial market sector	$339,478	54%	$275,824	52%
Manufacturing market sector	78,562	12%	61,618	12%
Healthcare market sector	43,911	7%	29,419	5%
Institutional market sector	46,344	7%	42,153	8%
Transportation market sector	40,525	6%	49,578	9%
Water and wastewater market sector	5,466	1%	4,381	1%
Hospitality market sector	4,575	1%	2,522	1%
Short duration projects (1)	58,637	9%	54,678	10%
Service work	16,829	3%	11,433	2%
	634,327		531,606
Less intersegment revenues	(944)		(656)
Total segment revenues	$633,383		$530,950
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the three months ended September 30,
	2022	% of Total	2021	% of Total
United States mechanical construction and facilities services:
Commercial market sector	$444,515	40%	$369,791	37%
Manufacturing market sector	156,524	14%	154,644	15%
Healthcare market sector	120,562	11%	123,415	12%
Institutional market sector	104,306	9%	74,867	8%
Transportation market sector	15,494	1%	23,954	2%
Water and wastewater market sector	66,667	6%	53,367	5%
Hospitality market sector	6,513	1%	10,806	1%
Short duration projects (1)	77,261	7%	78,218	8%
Service work	128,792	11%	116,824	12%
	1,120,634		1,005,886
Less intersegment revenues	(3,246)		(1,479)
Total segment revenues	$1,117,388		$1,004,407
 ________
(1)Represents those projects which generally are completed within three months or less.

	For the three months ended September 30,
	2022	% of Total	2021	% of Total
United States building services:
Mobile mechanical services	$462,401	65%	$408,949	65%
Commercial site-based services	199,957	28%	166,375	27%
Government site-based services	48,292	7%	49,293	8%
Total segment revenues	$710,650		$624,617

	For the three months ended September 30,
	2022	% of Total	2021	% of Total
United States industrial services:
Field services	$213,866	87%	$196,846	85%
Shop services	33,373	13%	35,372	15%
Total segment revenues	$247,239		$232,218

Total United States operations	$2,708,660		$2,392,192

	For the three months ended September 30,
	2022	% of Total	2021	% of Total
United Kingdom building services:
Service work	$51,762	44%	$65,486	51%
Project work	65,939	56%	63,994	49%
Total segment revenues	$117,701		$129,480

Total operations	$2,826,361		$2,521,672

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the nine months ended September 30,
	2022	% of Total	2021	% of Total
United States electrical construction and facilities services:
Commercial market sector	$908,999	53%	$776,121	52%
Manufacturing market sector	210,331	12%	162,186	11%
Healthcare market sector	119,259	7%	75,417	5%
Institutional market sector	115,799	6%	138,973	9%
Transportation market sector	128,047	7%	144,788	10%
Water and wastewater market sector	15,962	1%	9,909	1%
Hospitality market sector	9,887	1%	11,286	1%
Short duration projects (1)	167,553	10%	137,260	9%
Service work	47,253	3%	29,008	2%
	1,723,090		1,484,948
Less intersegment revenues	(3,565)		(2,473)
Total segment revenues	$1,719,525		$1,482,475

	For the nine months ended September 30,
	2022	% of Total	2021	% of Total
United States mechanical construction and facilities services:
Commercial market sector	$1,225,897	38%	$1,133,092	39%
Manufacturing market sector	461,385	15%	394,439	14%
Healthcare market sector	367,866	12%	357,483	12%
Institutional market sector	267,373	8%	215,635	7%
Transportation market sector	47,793	1%	63,075	2%
Water and wastewater market sector	196,157	6%	141,917	5%
Hospitality market sector	22,892	1%	30,593	1%
Short duration projects (1)	257,571	8%	246,812	9%
Service work	345,414	11%	308,871	11%
	3,192,348		2,891,917
Less intersegment revenues	(8,143)		(4,345)
Total segment revenues	$3,184,205		$2,887,572
________
(1)Represents those projects which generally are completed within three months or less.

	For the nine months ended September 30,
	2022	% of Total	2021	% of Total
United States building services:
Mobile mechanical services	$1,275,298	63%	$1,172,663	65%
Commercial site-based services	596,589	30%	494,873	27%
Government site-based services	144,411	7%	136,952	8%
Total segment revenues	$2,016,298		$1,804,488

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the nine months ended September 30,
	2022	% of Total	2021	% of Total
United States industrial services:
Field services	$732,826	87%	$613,197	87%
Shop services	109,698	13%	89,566	13%
Total segment revenues	$842,524		$702,763

Total United States operations	$7,762,552		$6,877,298

	For the nine months ended September 30,
	2022	% of Total	2021	% of Total
United Kingdom building services:
Service work	$170,840	47%	$194,049	50%
Project work	192,906	53%	192,040	50%
Total segment revenues	$363,746		$386,089

Total operations	$8,126,298		$7,263,387
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
At September 30, 2022 and December 31, 2021, our allowance for credit losses was $25.3 million and $23.5 million, respectively. The increase in our allowance for credit losses was attributable to an increase in the provision for credit losses, partially offset by the write-off of specific amounts deemed unrecoverable. We have adjusted our allowance for credit losses during the first nine months of 2022 to account for the impact of changing economic conditions, including rising interest rates. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses.
The change in the allowance for credit losses for the nine months ended September 30, 2022 was as follows (in thousands):

Balance at December 31, 2021	$23,534
Provision for credit losses	3,211
Amounts written off against the allowance, net of recoveries	(1,475)
Balance at September 30, 2022	$25,270
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
Net contract liabilities in the accompanying Consolidated Balance Sheets consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Contract assets, current	$299,336	$230,143
Contract assets, non-current	—	—
Contract liabilities, current	(1,046,312)	(788,134)
Contract liabilities, non-current	(1,972)	(2,505)
Net contract liabilities	$(748,948)	$(560,496)
Contract assets and contract liabilities increased by approximately $1.9 million and $13.6 million, respectively, as a result of acquisitions made by us in 2022. Excluding the impact of acquisitions, net contract liabilities increased by approximately $176.8 million during the nine months ended September 30, 2022, primarily attributable to an increase in net contract liabilities on our uncompleted construction projects, partially as a result of the timing of invoicing to our customers, which included advanced billings on several large projects in the earlier stages of completion, resulting in amounts invoiced exceeding the revenue recognized for such projects. There was no significant impairment of contract assets recognized during the periods presented.
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations as of September 30, 2022 (in thousands, except for percentages):

	September 30, 2022	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$2,063,134	29%
United States mechanical construction and facilities services	3,662,623	51%
United States building services	1,109,221	16%
United States industrial services	122,714	2%
Total United States operations	6,957,692	98%
United Kingdom building services	143,769	2%
Total operations	$7,101,461	100%
Our remaining performance obligations at September 30, 2022 were $7.10 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.

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
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$1,758,203	$304,931
United States mechanical construction and facilities services	3,051,512	611,111
United States building services	990,999	118,222
United States industrial services	122,714	—
Total United States operations	5,923,428	1,034,264
United Kingdom building services	120,548	23,221
Total operations	$6,043,976	$1,057,485
NOTE 4 - Acquisitions of Businesses
Acquisitions are accounted for utilizing the acquisition method of accounting and the prices paid for them are allocated to their respective assets and liabilities based upon the estimated fair value of such assets and liabilities at the dates of their respective acquisition by us.
During the first nine months of 2022, we acquired four companies for total consideration of $93.2 million. Such acquisitions include: (a) a company that provides electrical construction services in the Greater Boston area, the results of operations of which have been included in our United States electrical construction and facilities services segment, and (b) three companies that enhance our presence in geographies where we have existing operations, the results of operations of which were de minimis, consisting of: (i) two companies that provide fire protection services in the Northeastern and Southern regions of the United States, respectively, and that have been included within our United States mechanical construction and facilities services segment, and (ii) a company that specializes in building automation and controls in the Southwestern region of the United States and that has been included within our United States building services segment. In connection with these acquisitions, we acquired working capital of $7.6 million and other net liabilities of $3.0 million, and have preliminarily ascribed $26.5 million to goodwill and $62.1 million to identifiable intangible assets.
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

NOTE 4 - Acquisitions of Businesses (Continued)
of the United States, the results of operations of which have been included in our United States electrical construction and facilities services segment, and (c) four companies, the results of operations of which have been included within our United States building services segment, consisting of: (i) a company that provides mobile mechanical services across North Texas and (ii) three companies that enhance our presence in geographies where we have existing operations and provide either mobile mechanical services or building automation and controls solutions. In connection with these acquisitions, we acquired working capital of $22.9 million and other net liabilities of $0.6 million, including certain deferred tax liabilities, and have ascribed $38.3 million to goodwill and $70.6 million to identifiable intangible assets.
We expect that the majority of the goodwill acquired in connection with these acquisitions will be deductible for tax purposes. The purchase price allocations for the businesses acquired in 2022 are preliminary and subject to change during their respective measurement periods. As we finalize such purchase price allocations, adjustments may be recorded relating to finalization of intangible asset valuations, tax matters, or other items. Although not expected to be significant, such adjustments may result in changes in the valuation of assets and liabilities acquired. The purchase price allocations for the businesses acquired in 2021 have been finalized during their respective measurement periods with an insignificant impact.
NOTE 5 - Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share data):

	For the three months ended September 30,
	2022	2021
Numerator:
Net income attributable to EMCOR Group, Inc. common stockholders	$105,772	$99,740
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	48,867,420	53,700,603
Effect of dilutive securities—Share-based awards	182,731	284,055
Shares used to compute diluted earnings per common share	49,050,151	53,984,658

Basic earnings per common share	$2.16	$1.86

Diluted earnings per common share	$2.16	$1.85

	For the nine months ended September 30,
	2022	2021
Numerator:
Net income attributable to EMCOR Group, Inc. common stockholders	$279,822	$281,864
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	50,676,365	54,290,002
Effect of dilutive securities—Share-based awards	197,010	269,719
Shares used to compute diluted earnings per common share	50,873,375	54,559,721

Basic earnings per common share	$5.52	$5.19

Diluted earnings per common share	$5.50	$5.17
The number of share-based awards excluded from the computation of diluted EPS for the three and nine months ended September 30, 2022 because they would be anti-dilutive were 850 and 1,350, respectively. There were no anti-dilutive share-based awards for the three months ended September 30, 2021. The number of share-based awards excluded from the computation of diluted EPS for the nine months ended September 30, 2021 because they would be anti-dilutive were 2,550.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 6 - Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Raw materials and construction materials	$93,051	$46,186
Work in process	8,823	7,912
Inventories	$101,874	$54,098
The increase in inventories as of September 30, 2022, compared to December 31, 2021, was primarily a result of advanced purchases of materials and equipment for use on specific construction projects, in an effort to mitigate the impact of increased lead times, which have resulted from supply chain disruptions.
NOTE 7 - Debt
Debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Revolving credit facility	$170,000	$—
Term loan	256,688	256,688
Unamortized debt issuance costs	(2,320)	(3,040)
Finance lease liabilities	6,368	8,037
Total debt	430,736	261,685
Less: current maturities	15,635	16,235
Total long-term debt	$415,101	$245,450
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
As of September 30, 2022 and December 31, 2021, the balance of the 2020 Term Loan was $256.7 million and as of September 30, 2022, we had $170.0 million in direct borrowings outstanding under the 2020 Revolving Credit Facility. There were no direct borrowings outstanding under the 2020 Revolving Credit Facility as of December 31, 2021. Outstanding letters of credit reduce the available capacity under such facility, and as of September 30, 2022 and December 31, 2021, we had $71.4 million and $71.3 million, respectively, of letters of credit outstanding.
At the Company’s election, borrowings under the 2020 Credit Agreement bear interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (3.67% at September 30, 2022) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of: (a) the prime commercial lending rate announced by Bank of Montreal from time to time (6.25% at September 30, 2022), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. Upon the discontinuation of LIBOR, our 2020 Credit Agreement contains provisions which allow for the use of alternate benchmark rates. The weighted average interest rates in effect at September 30, 2022 were 4.67% for the 2020 Term Loan and 4.20% for the 2020 Revolving Credit Facility. The interest rate in effect at December 31, 2021 for the 2020 Term Loan was 1.10%. A commitment fee is payable on the average daily unused amount of the 2020 Revolving Credit Facility, which ranges from 0.10% to 0.25%, based on certain financial tests. The fee was 0.10% of the unused amount as of September 30, 2022 and December 31, 2021. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests.
We capitalized an additional $3.1 million of debt issuance costs associated with the 2020 Credit Agreement. Debt issuance costs are amortized over the life of the agreement as part of interest expense.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7 - Debt (Continued)
Obligations under the 2020 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2020 Credit Agreement contains various covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of September 30, 2022 and December 31, 2021.
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
Level 3 – Significant unobservable inputs that reflect the reporting entity’s own assumptions.
Recurring Fair Value Measurements
The following tables summarize the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	Assets at Fair Value as of September 30, 2022
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$403,816	$—	$—	$403,816
Restricted cash (2)	1,070	—	—	1,070
Deferred compensation plan assets (3)	34,526	—	—	34,526
Total	$439,412	$—	$—	$439,412

	Assets at Fair Value as of December 31, 2021
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$821,345	$—	$—	$821,345
Restricted cash (2)	1,223	—	—	1,223
Deferred compensation plan assets (3)	42,344	—	—	42,344
Total	$864,912	$—	$—	$864,912
 ________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At September 30, 2022 and December 31, 2021, we had $114.8 million and $336.0 million, respectively, in money market funds.
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
NOTE 9 - Income Taxes
The following table presents our income tax provision and our income tax rate for the three and nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Income tax provision	$42,153	$37,303	$104,927	$104,523
Income tax rate	28.5%	27.2%	27.3%	27.1%
The difference between the U.S. statutory tax rate of 21% and our income tax rate for both the three and nine months ended September 30, 2022 and 2021 was primarily a result of state and local income taxes and other permanent book-to-tax differences. The increase in our income tax provision for the three and nine months ended September 30, 2022 was due to an increase in our income tax rate. The increase in our income tax provision for the three months ended September 30, 2022 was additionally a result of an increase in income before income taxes. The increase in our income tax rate for the three and nine months ended September 30, 2022 was attributable to an increase in certain permanent book-to-tax differences and the unfavorable impact of certain discrete tax items during the third quarter of 2022.
As of September 30, 2022 and December 31, 2021, we had no unrecognized income tax benefits.
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. Our income tax returns are subject to audit by various taxing authorities and are currently under examination for the years 2017 through 2020.
The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law on August 16, 2022. Among other provisions, such act creates an excise tax of 1% on the fair value of net stock repurchases in excess of share issuances made by publicly traded U.S. corporations, effective for repurchases after December 31, 2022. The impact of this excise tax on our financial position, and/or liquidity, in future periods, will vary based on the level of repurchases made by us in a given year. While we are still evaluating the potential impact of this excise tax on our results of operations, interpretive accounting guidance indicates that this tax likely can be recorded as a component of treasury stock, as opposed to an expense within the statement of operations, given that it is a direct cost associated with the repurchase of our common stock.
For tax years beginning after December 31, 2022, the Inflation Reduction Act additionally creates a 15% corporate alternative minimum tax on profits of corporations whose average annual adjusted financial statement income exceeds $1.0 billion for any consecutive three-tax-year period preceding the then current tax year. Based on our average annual income for the preceding three years, which has remained below the aforementioned $1.0 billion threshold, as well as the fact that our effective federal income tax rate has historically been in excess of the 15% alternative minimum tax rate, we do not anticipate that this alternative minimum tax will have an impact on our financial position and/or results of operations.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 - Common Stock
As of September 30, 2022 and December 31, 2021, there were 47,647,114 and 53,299,738 shares of our common stock outstanding, respectively.
During the three months ended September 30, 2022 and 2021, we issued 19,573 and 18,528 shares of common stock, respectively. During the nine months ended September 30, 2022 and 2021, we issued 191,330 and 145,815 shares of common stock, respectively. These shares were issued upon either the satisfaction of required conditions under our share-based compensation plans or the purchase of common stock pursuant to our employee stock purchase plan.
We have paid quarterly dividends since October 25, 2011. Commencing with the dividend to be paid on October 31, 2022, our dividend will increase from $0.13 per share to $0.15 per share.
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $2.15 billion of our outstanding common stock. During the nine months ended September 30, 2022, we repurchased approximately 5.8 million shares of our common stock for approximately $660.6 million. Since the inception of the repurchase program through September 30, 2022, we have repurchased approximately 25.0 million shares of our common stock for approximately $1.76 billion. As of September 30, 2022, there remained authorization for us to repurchase approximately $389.8 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2020 Credit Agreement placing limitations on such repurchases.
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
Components of Net Periodic Pension Cost
The components of net periodic pension cost (income) of the UK Plan for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Interest cost	$1,344	$1,333	$4,325	$4,019
Expected return on plan assets	(2,856)	(3,185)	(9,182)	(9,600)
Amortization of unrecognized loss	490	911	1,574	2,746
Net periodic pension cost (income)	$(1,022)	$(941)	$(3,283)	$(2,835)
Employer Contributions
For the nine months ended September 30, 2022, our United Kingdom subsidiary contributed approximately $3.2 million to the UK Plan and anticipates contributing an additional $0.5 million during the remainder of 2022.

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
Surety Bonds
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of September 30, 2022, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.5 billion, which represents approximately 21% of our total remaining performance obligations.
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds may be issued as collateral for certain insurance obligations. As of September 30, 2022, we satisfied approximately $48.1 million of the collateral requirements of our insurance programs by utilizing surety bonds.
We are not aware of any losses in connection with surety bonds that have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.
Hazardous Materials
We are subject to regulation with respect to the handling or disposal of certain materials used in the performance of our services, which are classified as hazardous or toxic by federal, state, and local agencies. Our practice is to avoid participation in projects principally involving the remediation or removal of such materials. However, when remediation is required as part of our contract performance, we believe we comply with all applicable regulations governing the discharge of hazardous materials into the environment or otherwise relating to the protection of the environment.
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
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. As of September 30, 2022 and December 31, 2021, the estimated current portion of such undiscounted insurance liabilities, included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets, were $52.8 million and $61.5 million, respectively. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” as of September 30, 2022 and December 31, 2021 were $216.0 million and $242.4 million, respectively. The current portion of anticipated insurance recoveries of $16.1 million and $26.4 million as of September 30, 2022 and December 31, 2021, respectively, were included in “Prepaid expenses and other” and the non-current portion of anticipated insurance recoveries of $59.5 million and $99.0 million as of September 30, 2022 and December 31, 2021, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets. These balances decreased from December 31, 2021 primarily as a result of the payment, by our insurers, of certain claims for which we previously maintained a reserve and corresponding insurance receivable.
NOTE 13 - Additional Cash Flow Information
The following table presents additional cash flow information for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the nine months ended September 30,
	2022	2021
Cash paid for:
Interest	$6,343	$3,945
Income taxes	$133,540	$120,855
Right-of-use assets obtained in exchange for new operating lease liabilities	$52,431	$72,616
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,124	$1,670
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
The following tables present financial information for each of our reportable segments for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the three months ended September 30,
	2022	2021
Revenues from unrelated entities:
United States electrical construction and facilities services	$633,383	$530,950
United States mechanical construction and facilities services	1,117,388	1,004,407
United States building services	710,650	624,617
United States industrial services	247,239	232,218
Total United States operations	2,708,660	2,392,192
United Kingdom building services	117,701	129,480
Total operations	$2,826,361	$2,521,672

Total revenues:
United States electrical construction and facilities services	$634,957	$531,735
United States mechanical construction and facilities services	1,133,895	1,007,993
United States building services	736,068	648,718
United States industrial services	266,182	232,479
Less intersegment revenues	(62,442)	(28,733)
Total United States operations	2,708,660	2,392,192
United Kingdom building services	117,701	129,480
Total operations	$2,826,361	$2,521,672

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (continued)

	For the nine months ended September 30,
	2022	2021
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,719,525	$1,482,475
United States mechanical construction and facilities services	3,184,205	2,887,572
United States building services	2,016,298	1,804,488
United States industrial services	842,524	702,763
Total United States operations	7,762,552	6,877,298
United Kingdom building services	363,746	386,089
Total operations	$8,126,298	$7,263,387

Total revenues:
United States electrical construction and facilities services	1,724,400	1,485,324
United States mechanical construction and facilities services	3,212,374	2,895,930
United States building services	2,091,128	1,876,141
United States industrial services	878,123	730,851
Less intersegment revenues	(143,473)	(110,948)
Total United States operations	7,762,552	6,877,298
United Kingdom building services	363,746	386,089
Total operations	$8,126,298	$7,263,387

	For the three months ended September 30,
	2022	2021
Operating income (loss):
United States electrical construction and facilities services	$35,558	$44,284
United States mechanical construction and facilities services	90,952	80,797
United States building services	45,589	32,865
United States industrial services	(1,392)	(3,012)
Total United States operations	170,707	154,934
United Kingdom building services	8,369	6,582
Corporate administration	(28,982)	(24,095)
Total operations	150,094	137,421
Other items:
Net periodic pension (cost) income	1,025	908
Interest expense, net	(3,194)	(1,286)
Income before income taxes	$147,925	$137,043

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (continued)

	For the nine months ended September 30,
	2022	2021
Operating income (loss):
United States electrical construction and facilities services	$90,646	$127,548
United States mechanical construction and facilities services	226,571	220,697
United States building services	107,672	96,523
United States industrial services	18,324	(5,663)
Total United States operations	443,213	439,105
United Kingdom building services	25,372	23,040
Corporate administration	(80,890)	(74,362)
Total operations	387,695	387,783
Other items:
Net periodic pension (cost) income	3,288	2,738
Interest expense, net	(6,234)	(3,965)
Income before income taxes	$384,749	$386,556

	September 30, 2022	December 31, 2021
Total assets:
United States electrical construction and facilities services	$1,075,648	$855,417
United States mechanical construction and facilities services	1,825,503	1,672,546
United States building services	1,201,947	1,089,844
United States industrial services	583,411	589,017
Total United States operations	4,686,509	4,206,824
United Kingdom building services	230,330	241,740
Corporate administration	521,890	992,882
Total operations	$5,438,729	$5,441,446

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Market Update
Although our business continues to recover from the financial impacts of the COVID-19 pandemic and related government orders implemented to mitigate it, the effect of the COVID-19 pandemic may continue to disrupt our customers’ operations and our job sites, and may continue to impact supply chains. Economic disruptions, including supply chain, production, and other logistical issues, as well as wage and general inflation, together with escalating commodity prices, have and may continue to negatively impact our business. For example, we are experiencing lead times significantly in excess of normal levels while also experiencing the effects of inflation through increases in fuel, material, and other commodity prices. These disruptions have manifested themselves through project delays or scheduling impacts and reduced labor productivity and efficiency, particularly within our United States construction segments and our United States building services segment. In addition, the market for trade labor remains tight in many of the regions in which we operate and the conflict in Ukraine has added another layer of uncertainty, especially with respect to energy costs. In response to these challenges, we continue to strive to more effectively manage our business through enhanced labor planning and project scheduling, increased pricing to the extent contractually permitted, and by leveraging our relationships with our suppliers and customers. While we believe the actions we have taken continue to be effective, as evidenced in part by the sequential improvement in our operating performance throughout each quarter of 2022, the impact of these disruptions continues to evolve and there can be no assurance that our actions will serve to mitigate such impacts in future periods. Further, while we believe our remaining performance obligations are firm, and we have not experienced any material project cancellations to date, prolonged delays in the receipt of critical equipment could impact our ability to convert such remaining performance obligations to revenues in the near term, or result in our customers seeking to terminate existing or pending agreements. Lastly, rising interest rates may cause a decline in our customers’ capital spending and, therefore, the demand for our services. Any of these events could have a material adverse effect on our business, financial condition, and/or results of operations.

Overview
The following table presents selected financial data for the three months ended September 30, 2022 and 2021 (in thousands, except percentages and per share data):

	For the three months ended September 30,
	2022	2021
Revenues	$2,826,361	$2,521,672
Revenues increase from prior year	12.1%	14.5%
Gross profit	$413,231	$381,343
Gross profit as a percentage of revenues	14.6%	15.1%
Operating income	$150,094	$137,421
Operating income as a percentage of revenues	5.3%	5.4%
Net income attributable to EMCOR Group, Inc.	$105,772	$99,740
Diluted earnings per common share	$2.16	$1.85
Revenues of $2.83 billion for the quarter ended September 30, 2022 set a new quarterly record for the Company and represent an increase of 12.1% from revenues of $2.52 billion for the quarter ended September 30, 2021. Demand for our services continues to be strong and, as described in further detail below, we experienced revenue growth within all of our reportable segments except for our United Kingdom building services segment, the reduction in revenues of which was entirely due to unfavorable exchange rate movements during 2022, which more than offset revenue growth experienced on a local currency basis. Companies acquired in 2022 and 2021, the results of operations of which are included within our United States electrical construction and facilities services segment, generated incremental revenues of approximately $32.8 million during the three months ended September 30, 2022.
Operating income for the quarter ended September 30, 2022 was $150.1 million, a $12.7 million increase compared to operating income of $137.4 million for the quarter ended September 30, 2021. Contributing to this increase in operating income was improved operating results from each of our reportable segments, other than our United States electrical construction and facilities services segment. Operating margin was 5.3% and 5.4% for the quarters ended September 30, 2022 and 2021, respectively. The slight decrease in operating margin period over period was driven by a reduction in gross profit margin, predominantly within our United States electrical construction and facilities services segment, which was almost entirely offset by a reduction in the ratio of selling, general and administrative expenses to revenues as we continue to leverage our overhead cost structure during periods of revenue growth. Refer to the operating income section below for further discussion regarding the operating performance of each of our reportable segments.
Net income of $105.8 million, or $2.16 per diluted share, for the quarter ended September 30, 2022, compares favorably to net income of $99.7 million, or $1.85 per diluted share, for the quarter ended September 30, 2021. In addition to the increase in operating income referenced above, our diluted earnings per share for the third quarter of 2022 benefited from a reduced weighted average share count given the impact of common stock repurchases made by us throughout 2021 and 2022.
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
During the first nine months of 2022, we acquired four companies for total consideration of $93.2 million. Such acquisitions include: (a) a company that provides electrical construction services in the Greater Boston area, the results of operations of which have been included in our United States electrical construction and facilities services segment, and (b) three companies, that enhance our presence in geographies where we have existing operations, the results of operations of which were de minimis, consisting of: (i) two companies that provide fire protection services in the Northeastern and Southern regions of the United States, respectively, and that have been included within our United States mechanical construction and facilities services segment, and (ii) a company that specializes in building automation and controls in the Southwestern region of the United States and that has been included within our United States building services segment.

We acquired eight companies during calendar year 2021 for total consideration of $131.2 million. Such acquisitions include: (a) two companies, the results of operations of which were de minimis, included within our United States mechanical construction and facilities services segment, consisting of: (i) a company that provides mechanical services within the Southern region of the United States and (ii) a company that provides fire protection services in the Midwestern region of the United States, (b) two companies that provide electrical construction services for a broad array of customers in the Midwestern region of the United States, the results of operations of which have been included in our United States electrical construction and facilities services segment, and (c) four companies included within our United States building services segment, consisting of: (i) a company that provides mobile mechanical services across North Texas and (ii) three companies, the results of operations of which were de minimis, that enhance our presence in geographies where we have existing operations and provide either mobile mechanical services or building automation and controls solutions.
Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended September 30,
	2022	% of Total	2021	% of Total
Revenues:
United States electrical construction and facilities services	$633,383	22%	$530,950	21%
United States mechanical construction and facilities services	1,117,388	40%	1,004,407	40%
United States building services	710,650	25%	624,617	25%
United States industrial services	247,239	9%	232,218	9%
Total United States operations	2,708,660	96%	2,392,192	95%
United Kingdom building services	117,701	4%	129,480	5%
Total operations	$2,826,361	100%	$2,521,672	100%

	For the nine months ended September 30,
	2022	% of Total	2021	% of Total
Revenues:
United States electrical construction and facilities services	$1,719,525	21%	$1,482,475	20%
United States mechanical construction and facilities services	3,184,205	39%	2,887,572	40%
United States building services	2,016,298	25%	1,804,488	25%
United States industrial services	842,524	11%	702,763	10%
Total United States operations	7,762,552	96%	6,877,298	95%
United Kingdom building services	363,746	4%	386,089	5%
Total operations	$8,126,298	100%	$7,263,387	100%
As described below in more detail, our revenues for the third quarter of 2022 increased to $2.83 billion compared to $2.52 billion for the third quarter of 2021, and our revenues for the nine months ended September 30, 2022 increased to $8.13 billion compared to $7.26 billion for the nine months ended September 30, 2021. For both 2022 periods presented, we experienced increases in revenues from all of our reportable segments, except for our United Kingdom building services segment, the reduction in revenues of which was entirely due to unfavorable exchange rate movements during 2022, which more than offset revenue growth experienced on a local currency basis. Companies acquired in 2022 and 2021 generated incremental revenues of approximately $32.8 million for the three months ended September 30, 2022, and incremental revenues of approximately $116.0 million for the nine months ended September 30, 2022.
Revenues of our United States electrical construction and facilities services segment were $633.4 million and $1,719.5 million for the three and nine months ended September 30, 2022, respectively, compared to revenues of $531.0 million and $1,482.5 million for the three and nine months ended September 30, 2021, respectively. This segment’s results for the three and nine months ended September 30, 2022 included $32.8 million and $101.4 million, respectively, of incremental revenues from acquired companies. Excluding the impact of acquisitions, revenues of this segment increased by $69.6 million and $135.6 million, respectively, primarily as a result of an increase in revenues from: (a) the commercial market sector, predominantly within the telecommunications sub-market sector, inclusive of our data center projects, and the technology sub-market sector,

(b) the manufacturing market sector, driven by an increase in: (i) transmission and distribution projects, including those to support sustainable energy solutions such as solar and wind, (ii) revenues from contracts with certain of our other energy sector customers, and (iii) food processing construction projects within the Midwestern region of the United States, and (c) the healthcare market sector due to large project activity. Revenues of this segment for the nine months ended September 30, 2022 additionally benefited from an increase in traditional commercial construction projects. For the three and nine months ended September 30, 2022, the aforementioned revenue increases were partially offset by a decrease in revenues from the transportation market sector, and for the nine months ended September 30, 2022, such revenue increase was also partially offset by a reduction in institutional market sector activity, in each case, due to the completion or substantial completion of various projects.
Our United States mechanical construction and facilities services segment revenues for the three months ended September 30, 2022 were $1,117.4 million, a $113.0 million increase compared to revenues of $1,004.4 million for the three months ended September 30, 2021. Revenues of this segment for the nine months ended September 30, 2022 were $3,184.2 million, a $296.6 million increase compared to revenues of $2,887.6 million for the nine months ended September 30, 2021. The increase in this segment’s revenues for both periods was primarily attributable to revenue growth within: (a) the commercial market sector, as a result of increased demand for: (i) our mechanical construction and/or fire protection services by certain customers engaged in the design and manufacturing of semiconductors as well as customers within the biotech, life-sciences, and pharmaceutical industries, and (ii) our fire protection services within various warehousing and distribution facilities to support the build-out of our customers’ e-commerce supply chains, (b) the institutional market sector, due to project activity throughout several of the regions in which we operate, and (c) the water and wastewater market sector, given greater project activity within the Southern region of the United States. While commercial market sector revenues of this segment for the nine months ended September 30, 2022 reflected a slight decrease within the telecommunications sub-market sector, we experienced notable growth in telecommunications revenues during the three months ended September 30, 2022 due to an increase in construction activity on several data center projects. The results of this segment for the nine months ended September 30, 2022 additionally included incremental revenues from the manufacturing market sector, driven by certain large food processing projects.
Revenues of our United States building services segment were $710.7 million and $2,016.3 million for the three and nine months ended September 30, 2022, respectively, compared to revenues of $624.6 million and $1,804.5 million for the three and nine months ended September 30, 2021, respectively. Excluding incremental acquisition revenues within this segment’s mobile mechanical services division of $14.6 million during the nine months ended September 30, 2022, this segment’s revenue growth for both periods was primarily attributable to: (a) its mobile mechanical services division, due to: (i) increased project work, including incremental demand for HVAC system retrofits and building automation and controls services, partially as our customers continue to seek ways to improve the energy efficiency or indoor air quality of their facilities, and (ii) greater service repair and maintenance volumes, partially as a result of incremental repair opportunities driven by supply chain delays, which have created a need to extend the life of existing equipment in instances when replacement equipment is not readily available, and (b) its commercial site-based services division, due to the award of facilities maintenance contracts with new customers, as well as scope or site expansion and increased project work with existing customers. In addition, for the three months ended September 30, 2022, revenues of this segment’s mobile mechanical services division were positively impacted by increased demand for HVAC repair and maintenance services during the peak cooling season, when compared to the prior year period.
Revenues of our United States industrial services segment for the three months ended September 30, 2022 were $247.2 million, compared to revenues of $232.2 million for the three months ended September 30, 2021. Revenues of this segment for the nine months ended September 30, 2022 were $842.5 million, compared to revenues of $702.8 million for the nine months ended September 30, 2021. While there remains significant disruption and uncertainty within the broader oil and gas industry, most notably within the upstream and midstream energy sectors, we began to experience a resumption in downstream energy demand within this segment during the second half of 2021. Such increased demand continued into the first nine months of 2022, resulting in revenue growth within this segment. Specifically, more normalized turnaround project demand and an increase in maintenance and capital project activity, when compared to the prior year, has resulted in increased revenues from this segment’s field services operations during the three and nine months ended September 30, 2022. In addition, although reduced slightly during the third quarter of 2022, revenues of this segment’s shop services operations have increased for the first nine months of 2022, as a result of greater new build heat exchanger sales and an increase in maintenance, repair, and hydro blast cleaning services.
Our United Kingdom building services segment revenues were $117.7 million and $363.7 million for the three and nine months ended September 30, 2022, respectively, compared to revenues of $129.5 million and $386.1 million for the three and nine months ended September 30, 2021, respectively. The decrease in this segment’s revenues for both periods was entirely a result of unfavorable exchange rate movements for the British pound versus the United States dollar, which negatively impacted this segment’s revenues by $20.2 million and $36.6 million for the three and nine months ended September 30, 2022, respectively. Excluding the impact of foreign exchange rate movements, this segment’s revenues for each 2022 period increased as a result of growth in project activities with existing customers, primarily within the commercial market sector, including certain telecommunication projects.

Cost of sales and gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales), and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Cost of sales	$2,413,130	$2,140,329	$6,977,504	$6,164,692
Gross profit	$413,231	$381,343	$1,148,794	$1,098,695
Gross profit margin	14.6%	15.1%	14.1%	15.1%
Our gross profit for the three months ended September 30, 2022 was $413.2 million, or 14.6% of revenues, compared to gross profit of $381.3 million, or 15.1% of revenues, for the three months ended September 30, 2021. Gross profit for the nine months ended September 30, 2022 was $1,148.8 million, or 14.1% of revenues, compared to gross profit of $1,098.7 million, or 15.1% of revenues, for the nine months ended September 30, 2021. Companies acquired in 2022 and 2021 generated incremental gross profit of approximately $4.4 million and $16.0 million for the three and nine months ended September 30, 2022, respectively. Excluding the impact of acquisitions, the increase in gross profit for both 2022 periods was a result of increased revenue volume, which despite the decrease in gross profit margin discussed below, resulted in an increase in consolidated gross profit.
The decrease in gross profit margin for both 2022 periods was primarily attributable to a reduction in gross profit margin within each of our United States construction segments, partially as a result of a less favorable project mix. The decrease in gross profit margin for the three months ended September 30, 2022 was additionally attributable to the impact of certain discrete project losses within our United States electrical construction and facilities services segment, which negatively impacted our consolidated gross profit margin during such period by 40 basis points. For the nine months ended September 30, 2022, discrete project losses within both our United States electrical construction and facilities services segment and our United States mechanical construction and facilities services segment negatively impacted our consolidated gross profit margin by 50 basis points. Refer to the operating income section below for further discussion regarding the operating performance of each of our reportable segments.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Selling, general and administrative expenses	$263,137	$243,922	$761,099	$710,912
SG&A margin	9.3%	9.7%	9.4%	9.8%
Our selling, general and administrative expenses for the three months ended September 30, 2022 were $263.1 million compared to selling, general and administrative expenses of $243.9 million for the three months ended September 30, 2021. Selling, general and administrative expenses for the nine months ended September 30, 2022 were $761.1 million compared to selling, general and administrative expenses of $710.9 million for the nine months ended September 30, 2021.
For the three and nine months ended September 30, 2022, selling, general and administrative expenses included $3.7 million and $12.1 million, respectively, of incremental expenses directly related to companies acquired in 2022 and 2021, including amortization expense attributable to identifiable intangible assets of $1.2 million and $3.3 million, respectively. Excluding incremental expenses from businesses acquired, our selling, general and administrative expenses increased by $15.5 million and $38.1 million for the three and nine months ended September 30, 2022, respectively. The organic increase in selling, general and administrative expenses for both periods was primarily attributable to an increase in: (a) salaries and related employment expenses, largely as a result of an increase in headcount to support our organic revenue growth, (b) incentive compensation expense, predominantly within our United States mechanical construction and facilities services segment and our United States building services segment, due to higher projected annual operating results than those of the prior year, (c) travel and entertainment expenses, given a resumption in travel and business meals as COVID-19 related restrictions have eased, (d) rent and other occupancy costs, partially driven by the expansion or addition of certain fabrication facilities, which support our operations, and (e) computer hardware and software costs, as a result of various information technology and cybersecurity initiatives currently in process.
Selling, general and administrative expenses as a percentage of revenues were 9.3% and 9.7% for the three months ended September 30, 2022 and 2021, respectively, and 9.4% and 9.8% for the nine months ended September 30, 2022 and 2021, respectively. The decrease in SG&A margin for both 2022 periods was largely a result of an increase in revenues without a commensurate increase in overhead costs, as we were able to leverage our existing overhead cost structure.

Operating income (loss)
The following tables present our operating income (loss) and operating margin (operating income (loss) as a percentage of segment revenues) (in thousands, except for percentages):

	For the three months ended September 30,
	2022	% of Segment Revenues	2021	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$35,558	5.6%	$44,284	8.3%
United States mechanical construction and facilities services	90,952	8.1%	80,797	8.0%
United States building services	45,589	6.4%	32,865	5.3%
United States industrial services	(1,392)	(0.6)%	(3,012)	(1.3)%
Total United States operations	170,707	6.3%	154,934	6.5%
United Kingdom building services	8,369	7.1%	6,582	5.1%
Corporate administration	(28,982)	—	(24,095)	—
Total operations	150,094	5.3%	137,421	5.4%
Other items:
Net periodic pension (cost) income	1,025		908
Interest expense, net	(3,194)		(1,286)
Income before income taxes	$147,925		$137,043

	For the nine months ended September 30,
	2022	% of Segment Revenues	2021	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$90,646	5.3%	$127,548	8.6%
United States mechanical construction and facilities services	226,571	7.1%	220,697	7.6%
United States building services	107,672	5.3%	96,523	5.3%
United States industrial services	18,324	2.2%	(5,663)	(0.8)%
Total United States operations	443,213	5.7%	439,105	6.4%
United Kingdom building services	25,372	7.0%	23,040	6.0%
Corporate administration	(80,890)	—	(74,362)	—
Total operations	387,695	4.8%	387,783	5.3%
Other items:
Net periodic pension (cost) income	3,288		2,738
Interest expense, net	(6,234)		(3,965)
Income before income taxes	$384,749		$386,556
Operating income for the three months ended September 30, 2022 was $150.1 million, a $12.7 million increase compared to operating income of $137.4 million for the three months ended September 30, 2021. Contributing to this increase in operating income was improved operating results from each of our reportable segments other than our United States electrical construction and facilities services segment. Operating margin was 5.3% and 5.4% for the three months ended September 30, 2022 and 2021, respectively. The slight decrease in operating margin period over period was driven by a reduction in gross profit margin, predominantly within our United States electrical construction and facilities services segment, which was almost entirely offset by a reduction in the ratio of selling, general and administrative expenses to revenues as we continue to leverage our overhead cost structure during periods of revenue growth. Operating income for the nine months ended September 30, 2022 was $387.7 million, which was essentially consistent with operating income for the nine months ended September 30, 2021 of $387.8 million. We experienced increased year-to-date operating results from each of our reportable segments other than our United States electrical construction and facilities services segment. Operating margin for the nine months ended September 30, 2022 and 2021 was 4.8% and 5.3%, respectively. The reduction in year-to-date operating margin was driven by a reduction in gross profit margin, predominantly within our United States construction segments, due to a change in project mix, as well as the impact of certain discrete project losses, described in further detail below. These declines in gross profit margin were once again partially offset by a reduction in the ratio of selling, general and administrative expenses to revenues.

Operating income of our United States electrical construction and facilities services segment was $35.6 million, or 5.6% of revenues, for the three months ended September 30, 2022, compared to $44.3 million, or 8.3% of revenues, for the three months ended September 30, 2021. Operating income of this segment for the nine months ended September 30, 2022 was $90.6 million, or 5.3% of revenues, compared to operating income of $127.5 million, or 8.6% of revenues, for the nine months ended September 30, 2021. This segment’s results included incremental operating income from acquired companies of $1.4 million and $5.6 million, inclusive of $1.0 million and $3.3 million of amortization expense associated with identifiable intangible assets, for the three and nine months ended September 30, 2022, respectively. Excluding the contribution from acquisitions, operating income of this segment decreased by $10.2 million and $42.5 million during the three and nine months ended September 30, 2022, respectively. A less favorable project mix within the commercial, institutional, and transportation market sectors, coupled with certain discrete project losses recognized during the first nine months of 2022, due, in part, to supply chain disruptions and delays, resulted in a decrease in gross profit and gross profit margin for both the three and nine months ended September 30, 2022. Based on an evaluation of individual projects that had revisions to total estimated costs, which resulted in a reduction of profitability in excess of $1.0 million, the operating results of our United States electrical construction and facilities services segment were negatively impacted by approximately $10.5 million and $26.5 million during the three and nine months ended September 30, 2022, respectively. These reductions in estimated project profitability negatively affected the operating margin of this segment by 170 basis points and 150 basis points for the quarter and year-to-date 2022 periods, respectively. In addition to the impact of supply chain disruptions, a portion of these losses were attributable to project completion delays and time extensions, beyond our control, on certain projects which were bid a number of years ago, under different economic conditions. We continue to evaluate our contractual rights and are pursuing recovery for such impacts to the extent permitted. The aforementioned reductions in gross profit margin were partially offset by a reduction in the ratio of selling, general, and administrative expense to revenues as: (a) this segment was able to successfully leverage its overhead cost structure during this period of revenue growth and (b) the reduced profitability has resulted in a decrease in incentive compensation expense.
Our United States mechanical construction and facilities services segment’s operating income for the three months ended September 30, 2022 was $91.0 million, or 8.1% of revenues, compared to operating income of $80.8 million, or 8.0% of revenues, for the three months ended September 30, 2021. Operating income of this segment for the nine months ended September 30, 2022 was $226.6 million, or 7.1% of revenues, compared to operating income of $220.7 million, or 7.6% of revenues, for the nine months ended September 30, 2021. The increase in operating income for both the three and nine months ended September 30, 2022, as well as the increase in operating margin for the three months ended September 30, 2022, was primarily a result of increased gross profit contribution from the commercial market sector, including profit recognized on: (a) several fire protection projects and (b) certain construction projects for customers engaged in the manufacturing of semiconductors. Partially offsetting the growth in operating income for the first nine months of 2022, and the primary factor resulting in the decline in operating margin for such nine month period, were certain project write-downs, in the first half of 2022, which were partially a result of supply chain disruptions and/or material price escalations, a portion of which we are seeking recovery from our customers. Based on an evaluation of individual projects that had revisions to total estimated costs, which resulted in a reduction of profitability in excess of $1.0 million, the operating results of our United States mechanical construction and facilities services segment were negatively impacted by approximately $8.4 million during the nine months ended September 30, 2022. These reductions in estimated project profitability negatively affected the year-to-date operating margin of this segment by 30 basis points. Similar to our United States electrical construction and facilities services segment, operating margin of this segment for the quarter and year-to-date 2022 periods has benefited from reductions in the ratio of selling, general, and administrative expenses to revenues, given an increase in revenues without a commensurate increase in certain overhead costs.
Operating income of our United States building services segment was $45.6 million, or 6.4% of revenues, for the three months ended September 30, 2022 compared to $32.9 million, or 5.3% of revenues, for the three months ended September 30, 2021. Operating income of this segment for the nine months ended September 30, 2022 was $107.7 million, or 5.3% of revenues, compared to operating income of $96.5 million, or 5.3% of revenues, for the nine months ended September 30, 2021. The increase in operating income for both 2022 periods, as well as the increase in operating margin for the year-to-date period, was largely due to greater gross profit contribution from this segment’s mobile mechanical services division resulting from improved profitability across the majority of its service lines, including projects, service repair and maintenance, and building automation and controls. These improvements were due to favorable project execution as well as certain price adjustments enacted, to the extent contractually permitted, in response to inflationary pressures such as increased material prices. Despite the increase in revenues from this segment’s commercial site-based services division, operating income of such division was relatively consistent with that of the prior year period given: (a) an increase in more traditional facilities maintenance revenues, which carry lower gross profit margins, and (b) the continued effects of certain economic disruptions, including: (i) inflation, which has negatively impacted the profitability of a portion of this division’s fixed price projects, and (ii) labor shortages, which resulted in a greater use of subcontractors, thereby reducing gross profit. On a year-to-date basis, operating margin of this segment is consistent with that of the prior year as gross profit improvements in both the second and third quarters of 2022 offset the negative impacts experienced in the first quarter of 2022, such as supply chain disruptions and escalating fuel prices.

Our United States industrial services segment reported an operating loss of $1.4 million, or (0.6)% of revenues, for the three months ended September 30, 2022, a slight improvement compared to an operating loss of $3.0 million, or (1.3)% of revenues, for the three months ended September 30, 2021. For the nine months ended September 30, 2022, this segment reported operating income of $18.3 million, or 2.2% of revenues, compared to an operating loss of $5.7 million, or (0.8)% of revenues, for the nine months ended September 30, 2021. The improved performance for the nine months ended September 30, 2022 was primarily due to increased gross profit, resulting from the growth in this segment’s revenues referenced above. Operating margin of this segment during the year-to-date 2022 period benefited from a reduction in the ratio of selling, general and administrative expenses to revenues, when compared to the prior year period, given: (a) this segment was able to leverage its overhead cost structure during a period of revenue growth and (b) the effect, in the prior year, of a $4.1 million provision for credit losses taken in connection with a specific customer bankruptcy, which negatively impacted this segment’s operating margin by 60 basis points for the nine months ended September 30, 2021. This segment’s operating margin for the first nine months of 2022 additionally benefited from an increase in gross profit margin driven by greater absorption of certain indirect cost of sales given the increase in year-to-date revenues.
Operating income of our United Kingdom building services segment was $8.4 million, or 7.1% of revenues, for the three months ended September 30, 2022 compared to $6.6 million, or 5.1% of revenues, for the three months ended September 30, 2021. Operating income for the nine months ended September 30, 2022 was $25.4 million, or 7.0% of revenues, compared to $23.0 million, or 6.0% of revenues, for the nine months ended September 30, 2021. This segment’s operating income for the three and nine months ended September 30, 2022 was negatively impacted by $1.4 million and $2.4 million, respectively, related to the effect of unfavorable exchange rates for the British pound versus the United States dollar. Excluding the impact of foreign exchange rate movements, operating income of this segment represented a $3.2 million and $4.7 million increase for the three and nine months ended September 30, 2022, respectively, when compared to operating income for the three and nine months ended September 30, 2021. The improvement in this segment’s operating income and operating margin for both 2022 periods was primarily a result of: (a) an increase in gross profit, primarily as a result of a change in the mix of work, which included a greater amount of revenue generated from project activity as opposed to traditional facilities maintenance services, including an increased number of telecommunication projects as referenced in the revenue commentary for this segment, and (b) the favorable close-out of certain other contracts throughout the year-to-date period.
Our corporate administration expenses for the three months ended September 30, 2022 were $29.0 million, compared to $24.1 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, our corporate administrative expenses were $80.9 million, compared to $74.4 million for the nine months ended September 30, 2021. The increase in corporate administration expenses for both 2022 periods was primarily due to greater: (a) incentive compensation expense, partially as a result of incremental expense taken during the third quarter of 2022, necessitated by revised estimates of our annual operating performance, and (b) employment costs, given an increase in headcount to support the revenue growth within our business as well as annual cost of living wage increases.
Other items
Net interest expense for the three months ended September 30, 2022 and 2021 was $3.2 million and $1.3 million, respectively. Net interest expense for the nine months ended September 30, 2022 and 2021 was $6.2 million and $4.0 million, respectively. The increase in net interest expense for both 2022 periods was a result of both an increase in interest rates and greater average outstanding borrowings.
For the three and nine months ended September 30, 2022, our income tax provision was $42.2 million and $104.9 million, respectively, compared to an income tax provision of $37.3 million and $104.5 million for the three and nine months ended September 30, 2021, respectively. The increase in our income tax provision for both 2022 periods was due to an increase in our income tax rate. The increase in our income tax provision for the three months ended September 30, 2022 was additionally a result of an increase in income before income taxes. Our income tax rate for the three and nine months ended September 30, 2022 was 28.5% and 27.3%, respectively, compared to an income tax rate for the three and nine months ended September 30, 2021 of 27.2% and 27.1%, respectively. The increase in our income tax rate for both 2022 periods was attributable to an increase in certain permanent book-to-tax differences and the unfavorable impact of certain discrete tax items during the third quarter of 2022.
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. Such act implements various new tax provisions, some of which may have an impact on our financial position and/or liquidity in future periods. For further discussion regarding the potential impact of these provisions, refer to Note 9 - Income Taxes of the notes to consolidated financial statements.

Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	September 30, 2022	% of Total	December 31, 2021	% of Total	September 30, 2021	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$2,063,134	29%	$1,224,577	22%	$1,260,495	23%
United States mechanical construction and facilities services	3,662,623	51%	3,272,124	58%	2,998,965	56%
United States building services	1,109,221	16%	872,550	16%	832,785	15%
United States industrial services	122,714	2%	111,838	2%	143,299	3%
Total United States operations	6,957,692	98%	5,481,089	98%	5,235,544	97%
United Kingdom building services	143,769	2%	118,208	2%	143,202	3%
Total operations	$7,101,461	100%	$5,599,297	100%	$5,378,746	100%
Our remaining performance obligations at September 30, 2022 were $7.10 billion compared to $5.60 billion at December 31, 2021 and $5.38 billion at September 30, 2021. The increase in remaining performance obligations at September 30, 2022, when compared to December 31, 2021, was attributable to an increase in remaining performance obligations within all of our reportable segments. Most notably, we experienced an increase in remaining performance obligations within: (a) our United States construction segments, driven by the award of various construction projects within the commercial market sector, inclusive of: (i) data center projects, (ii) semiconductor projects, and (iii) other projects for customers within the biotech, life-sciences, and pharmaceutical industries, and (b) our United States building services segment given increased project opportunities within its mobile mechanical services division and the award or renewal of several facilities maintenance contracts within its site-based services division. Remaining performance obligations of our United Kingdom building services segment increased by $25.6 million since December 31, 2021, despite unfavorable exchange rates for the British pound versus the United States dollar, which negatively impacted this segment’s remaining performance obligations by $30.4 million. While the continued growth in our remaining performance obligations is largely due to the strength in demand for our services, a portion of this increase can likely be attributed to external market factors such as material and labor inflation, which has increased the price of certain of our project work, as well as supply chain delays, which has impacted the timing of conversion of our remaining performance obligations to revenue, in certain instances.
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

As of September 30, 2022, we had cash and cash equivalents, excluding restricted cash, of $403.8 million, which are maintained in depository accounts and highly liquid investments with original maturity dates of three months or less. Both our short-term and long-term liquidity requirements are expected to be met through our cash and cash equivalent balances, cash generated from our operations, and, as necessary, the borrowing capacity under our revolving credit facility. Our credit agreement provides for a $1.30 billion revolving credit facility, for which there is $1.06 billion of available capacity as of September 30, 2022.
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
Cash Flows
The following table presents a summary of our operating, investing, and financing cash flows (in thousands):

	For the nine months ended September 30,
	2022	2021
Net cash provided by operating activities	$238,354	$113,941
Net cash used in investing activities	$(122,898)	$(137,486)
Net cash used in financing activities	$(512,598)	$(213,127)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(20,540)	$(1,870)
Decrease in cash, cash equivalents, and restricted cash	$(417,682)	$(238,542)
During the nine months ended September 30, 2022, our cash balance, including cash equivalents and restricted cash, decreased by approximately $417.7 million from $822.6 million at December 31, 2021 to $404.9 million at September 30, 2022. Changes in our cash position from December 31, 2021 to September 30, 2022 are described in further detail below.
Operating Activities – Operating cash flows generally represent our net income as adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2022 was approximately $238.4 million compared to approximately $113.9 million of net cash provided by operating activities for the nine months ended September 30, 2021. The increase in net cash provided by operating activities for the first nine months of 2022, compared to the first nine months of 2021, was primary a result of the collection of advanced billings on certain of our uncompleted construction projects, as evidenced in part by the growth in our contract liabilities.
Investing Activities – Investing cash flows consist primarily of payments for the acquisition of businesses, capital expenditures, and proceeds from the sale or disposal of property, plant, and equipment. Net cash used in investing activities for the nine months ended September 30, 2022 decreased by approximately $14.6 million compared to the nine months ended September 30, 2021 due to a decrease in payments for business acquisitions, partially offset by higher capital expenditures used to invest in organic growth.
Financing Activities – Financing cash flows consist primarily of the issuance and repayment of short-term and long-term debt, repurchases of common stock, payments of dividends to stockholders, and the issuance of common stock through certain equity plans. Net cash used in financing activities for the nine months ended September 30, 2022 was $512.6 million compared to net cash used in financing activities for the nine months ended September 30, 2021 of $213.1 million. The $299.5 million increase in cash used in financing activities was primarily due to a $473.3 million increase in funds used for the repurchase of our common stock, partially offset by $170.0 million in net borrowings made under our revolving credit facility during 2022. The timing of common stock repurchases is at management’s discretion subject to securities laws and other legal requirements and depends upon several factors, including market and business conditions, current and anticipated future liquidity, share price, and share availability, among others. For additional detail regarding our share repurchase program, refer to Note 10 - Common Stock of the notes to consolidated financial statements.
We currently pay a regular quarterly dividend, which commencing with the dividend to be paid on October 31, 2022, will increase from $0.13 per share to $0.15 per share. For the nine months ended September 30, 2022 and 2021, cash payments related to dividends were $20.0 million and $21.2 million, respectively. Our credit agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay such quarterly dividends for the foreseeable future.
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash – We are exposed to fluctuations in foreign currency exchange rates, almost entirely with respect to the British pound. Therefore, the $18.7 million variance between the nine months ended September 30, 2022 and 2021 was a direct result of unfavorable exchange rate movements for the British pound versus the United States dollar.

Material Cash Requirements from Contractual and Other Obligations
As of September 30, 2022, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
Outstanding Debt and Interest Payments – As of September 30, 2022, the amount outstanding under our term loan was $256.7 million, and we had $170.0 million in direct borrowings outstanding under our revolving credit facility. We are required to make annual principal payments on our term loan of $13.9 million on December 31 of each year until maturity. All remaining unpaid amounts are due on March 2, 2025, when the credit agreement governing our term loan and revolving credit facility expires. Until such time, we are required to make periodic interest payments on our outstanding indebtedness. Future interest payments will be determined based on prevailing interest rates during that time, which are anticipated to increase in the near term. Refer to Note 7 - Debt of the notes to consolidated financial statements for further detail of our debt obligations, including our term loan and revolving credit facility.
Operating and Finance Leases – In the normal course of business, we lease real estate, vehicles, and equipment under various arrangements which are classified as either operating or finance leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $318.7 million at September 30, 2022, with $73.7 million payable within the next 12 months.
Open Purchase Obligations – As of September 30, 2022, we had $2.16 billion of open purchase obligations, of which payments totaling approximately $1.84 billion are expected to become due within the next 12 months. These obligations represent open purchase orders to suppliers and subcontractors related to our construction and services contracts. These purchase orders are not reflected in the Consolidated Balance Sheets and are not expected to impact future liquidity as amounts should be recovered through customer billings.
Insurance Obligations – As described in further detail in Note 12 - Commitments and Contingencies of the notes to consolidated financial statements, we have loss payment deductibles and/or self-insured retentions for certain insurance matters. As of September 30, 2022, our insurance liabilities, net of estimated recoveries, were $193.3 million. Of this net amount, approximately $36.7 million is estimated to be payable within the next 12 months. Due to many uncertainties inherent in resolving these matters, it is not practical to estimate these payments beyond such period. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase.
Retirement Plan Obligations – As of September 30, 2022, expected future payments relating to our defined benefit post retirement plans were approximately $3.8 million per year. We provide funding to our post retirement plans based on at least the minimum funding required by applicable regulations. In determining the minimum funding required, we utilize current actuarial assumptions and exchange rates to forecast amounts that may be payable. In our judgment, minimum funding estimates cannot be reliably estimated beyond a five-year time horizon. Refer to Note 11 - Retirement Plans of the notes to consolidated financial statements for further information about our post retirement plans.
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
Contingent Consideration Liabilities – We have incurred liabilities related to contingent consideration arrangements associated with certain acquisitions, payable in the event discrete performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The aggregate amount of these liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance during such post-acquisition periods, and accretion in present value. As of September 30, 2022, the present value of expected future payments relating to these contingent consideration arrangements was $20.2 million. Of this amount, $13.7 million is estimated as being payable within the next 12 months, with the remainder due pursuant to the terms of our contractual agreements some of which extend through 2025.
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
Off-Balance Sheet Arrangements and Other Commercial Commitments
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of September 30, 2022, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.5 billion, which represents approximately 21% of our total remaining performance obligations.
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
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds or letters of credit may be issued as collateral for certain insurance obligations. As of September 30, 2022, we satisfied approximately $48.1 million and $71.2 million of the collateral requirements of our insurance programs by utilizing surety bonds and letters of credit, respectively. All such letters of credit were issued under our revolving credit facility, therefore reducing the available capacity of such facility.
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

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements is based on the application of significant accounting policies, which require management to make estimates and assumptions. Our significant accounting policies are described further in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2021. We base our estimates on historical experience, known or expected trends, third-party valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. There have been no significant changes to our critical accounting policies or methods for the nine months ended September 30, 2022. We believe the following critical accounting policies govern the more significant judgments and estimates used in the preparation of our financial statements.
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

Based on an evaluation of individual projects that had revisions to total estimated costs, which resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted by approximately $10.5 million and $34.9 million during the three and nine months ended September 30, 2022, respectively. The entire amount recorded during the three months ended September 30, 2022, was reported within our United States electrical construction and facilities services segment. However, of the amount recorded during the nine months ended September 30, 2022, approximately $26.5 million was reported within our United States electrical construction and facilities services segment and approximately $8.4 million was reported within our United States mechanical construction and facilities services segment. There were no changes in total estimated costs that had a significant impact on our operating results during the three and nine months ended September 30, 2021.
Due to the significant judgments utilized in the estimation process described above, if subsequent actual results and/or updated assumptions, estimates, or projections related to our underlying project positions were to change from those utilized at September 30, 2022, it could result in a material impact to our results of operations. For example, a 50 basis point increase or decrease in the estimated gross profit margin on our uncompleted construction projects, in the aggregate, as a result of a revision in estimated costs to complete a performance obligation or a revision in estimated transaction price, would have resulted in an increase or decrease to operating income in excess of $80 million for the nine months ended September 30, 2022.
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
At September 30, 2022 and December 31, 2021, our accounts receivable of $2,510.6 million and $2,204.5 million, respectively, were recorded net of allowances for credit losses of $25.3 million and $23.5 million, respectively. The increase in our allowance for credit losses was attributable to an increase in the provision for credit losses, partially offset by the write-off of specific amounts deemed unrecoverable. We have adjusted our allowance for credit losses during the nine months of 2022 to account for the impact of changing economic conditions, including rising interest rates. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. The provision for credit losses amounted to approximately $3.2 million and $5.8 million for the nine months ended September 30, 2022 and 2021, respectively. The period-over-period decrease in the provision for credit losses was a result the impact of an approximately $4.1 million reserve taken for a specific customer bankruptcy within our United States industrial services segment in the 2021 period, partially offset by incremental expense taken during the first nine months of 2022, which primarily resulted from the aforementioned change in economic conditions.
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
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on the Consolidated Balance Sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences, and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. In addition, as discussed above, an increase in the cost to settle insurance claims could result in higher insurance costs and deductibles. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims increased by $14.7 million at September 30, 2022 compared to December 31, 2021, partially as a result of greater potential exposures and an increase in certain of our deductibles or self-insured retentions. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims were to increase by 10%, it would have resulted in $19.3 million of additional expense for the nine months ended September 30, 2022.
Income Taxes
As of September 30, 2022 and December 31, 2021, we had net deferred income tax liabilities of $52.4 million and $51.0 million, respectively, primarily resulting from differences between the carrying value and income tax bases of certain identifiable intangible assets, goodwill, and depreciable fixed assets. Included within these net deferred income tax liabilities are $213.8 million and $212.3 million of deferred income tax assets as of September 30, 2022 and December 31, 2021, respectively. The total valuation allowance on deferred income tax assets was approximately $2.5 million as of both September 30, 2022 and December 31, 2021. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on our taxable income, which has generally exceeded the amount of our net deferred income tax asset balance, as well as current projections of future taxable income, we have determined that it is more likely than not that our net deferred income tax assets will be realized. However, revisions to our forecasts or declining macroeconomic conditions could result in changes to our assessment of the realization of these deferred income tax assets.
Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets
Goodwill
As of September 30, 2022 and December 31, 2021, we had goodwill of $916.8 million and $890.3 million, respectively, arising out of the acquisition of businesses. Goodwill is not amortized but instead allocated to its respective reporting unit and evaluated for impairment annually, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. We have determined that our reporting units are consistent with the reportable segments identified in Note 14 - Segment Information of the notes to consolidated financial statements. As of September 30, 2022, approximately 19.2% of our goodwill related to our United States electrical construction and facilities services segment, approximately 34.4% related to our United States mechanical construction and facilities services segment, approximately 34.0% related to our United States building services segment, and approximately 12.4% related to our United States industrial services segment.
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
No impairment of our goodwill was recognized during the three and nine months ended September 30, 2022 and 2021.
Identifiable Intangible Assets and Other Long-Lived Assets
As of September 30, 2022 and December 31, 2021, net identifiable intangible assets (primarily consisting of our customer relationships, subsidiary trade names, developed technology/vendor network, and contract backlog) arising out of the acquisition of businesses were $605.9 million and $589.4 million, respectively. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short- and long-term projections of future performance. These forecasts reflect assumptions regarding anticipated macroeconomic conditions as well as our ability to successfully integrate acquired businesses.
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
No impairment of our identifiable intangible assets or other long-lived assets was recognized during the three and nine months ended September 30, 2022 and 2021.
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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the nine months ended September 30, 2022, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
In an effort to mitigate inflation, the Federal Reserve has increased interest rates throughout the first nine months of 2022, and it is anticipated that interest rates will continue to rise in the near term. We are exposed to market risk for changes in interest rates for borrowings under the 2020 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2020 Credit Agreement bear interest at variable rates and, as a result of the actions referenced above, such rates have increased throughout 2022. For further information on our outstanding debt and borrowing rates, refer to Note 7 - Debt of the notes to consolidated financial statements. As of September 30, 2022, there were borrowings of $170.0 million outstanding under the 2020 Revolving Credit Facility and the balance of the 2020 Term Loan was $256.7 million. Based on the $426.7 million of borrowings outstanding under the 2020 Credit Agreement, if overall interest rates were to increase by 200 basis points, interest expense, net of income taxes, would increase by approximately $6.2 million in the next twelve months. Conversely, if overall interest rates were to decrease by 200 basis points, interest expense, net of income taxes, would decrease by approximately $6.2 million in the next twelve months. The 2020 Credit Agreement expires on March 2, 2025.
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
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction, building services, and industrial services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of approximately 12,800 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, our fixed price contracts generally do not allow us to adjust our prices and, as a result, increases in material costs could reduce our profitability with respect to projects in progress. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding the impact of fluctuations in commodity and material prices on our results of operations for the nine months ended September 30, 2022.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2022 to July 31, 2022	23,978	99.66	23,978	$593,701,818
August 1, 2022 to August 31, 2022	850,332	121.08	850,332	$490,746,485
September 1, 2022 to September 30, 2022	863,130	116.95	863,130	$389,799,870
Total	1,737,440	118.73	1,737,440

(1)In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $2.15 billion of our outstanding common stock. As of September 30, 2022, there remained authorization for us to repurchase approximately $389.8 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. Refer to Note 10 - Common Stock of the notes to consolidated financial statements for further information regarding our share repurchase program.
(2)Excludes 529 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.
ITEM 4.   MINE SAFETY DISCLOSURES.
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank
Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this quarterly report.

ITEM 6.   EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(b)	Second Amended and Restated By-Laws of EMCOR	Exhibit 3.1 to EMCOR’s Report on Form 8-K (Date of Report October 25, 2022)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95.1	Information concerning mine safety violations or other regulatory matters	Filed herewith
101	The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.	Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 27, 2022

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ MARK A. POMPA
Mark A. Pompa
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

BY:	/s/ JASON R. NALBANDIAN
Jason R. Nalbandian
Vice President and Chief Accounting Officer (Principal Accounting Officer)