Form 10-Q
period 2023-03-31
EMCOR Group, Inc.
filed 2023-04-27
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Number of shares of Common Stock outstanding as of the close of business on April 21, 2023: 47,545,740 shares.

[This Page Intentionally Left Blank]

EMCOR Group, Inc.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning. Forward-looking statements in this report include discussions of our future operating or financial performance and other forward-looking commentary regarding aspects of our business, including market share growth, gross profit, remaining performance obligations, project mix, projects with varying profit margins and contractual terms, selling, general and administrative expenses, our ability to maintain a strong safety record, and trends in our business, and other characterizations of future events or circumstances, such as the effects of the COVID-19 pandemic and supply chain disruptions and delays. Each forward-looking statement included in this report is subject to risks and uncertainties, including those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report, and in our Form 10-K for the year ended December 31, 2022, including, without limitation, the “Risk Factors” section of such Form 10-K. Applicable risks and uncertainties include, but are not limited to:
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
•the continuing impact of the COVID-19 pandemic; and
•other factors discussed elsewhere in this report.
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

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$420,075	$456,439
Accounts receivable, less allowance for credit losses of $21,828 and $22,382, respectively	2,669,356	2,567,371
Contract assets	302,750	273,176
Inventories	100,405	85,641
Prepaid expenses and other	69,834	79,346
Total current assets	3,562,420	3,461,973
Property, plant and equipment, net	160,417	157,819
Operating lease right-of-use assets	274,917	268,063
Goodwill	923,274	919,151
Identifiable intangible assets, net	584,598	593,975
Other assets	135,284	123,626
Total assets	$5,640,910	$5,524,607
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$15,524	$15,567
Accounts payable	724,104	849,284
Contract liabilities	1,156,530	1,098,263
Accrued payroll and benefits	385,621	465,000
Other accrued expenses and liabilities	310,793	258,190
Operating lease liabilities, current	68,819	67,218
Total current liabilities	2,661,391	2,753,522
Borrowings under revolving credit facility	100,000	—
Long-term debt and finance lease liabilities	231,319	231,625
Operating lease liabilities, long-term	226,288	220,764
Other long-term obligations	355,587	344,405
Total liabilities	3,574,585	3,550,316
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 61,020,023 and 60,947,947 shares issued, respectively	610	609
Capital surplus	75,850	74,795
Accumulated other comprehensive loss	(90,675)	(93,451)
Retained earnings	3,318,560	3,214,281
Treasury stock, at cost 13,384,440 and 13,281,222 shares, respectively	(1,238,722)	(1,222,645)
Total EMCOR Group, Inc. stockholders’ equity	2,065,623	1,973,589
Noncontrolling interests	702	702
Total equity	2,066,325	1,974,291
Total liabilities and equity	$5,640,910	$5,524,607
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended March 31,
	2023	2022
Revenues	$2,890,432	$2,592,549
Cost of sales	2,454,370	2,239,994
Gross profit	436,062	352,555
Selling, general and administrative expenses	281,152	252,598
Operating income	154,910	99,957
Net periodic pension (cost) income	(274)	1,169
Interest expense, net	(1,832)	(1,289)
Income before income taxes	152,804	99,837
Income tax provision	41,331	26,451
Net income	$111,473	$73,386

Basic earnings per common share	$2.33	$1.39

Diluted earnings per common share	$2.32	$1.39

Dividends declared per common share	$0.15	$0.13
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended March 31,
	2023	2022
Net income	$111,473	$73,386
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,257	(2,842)
Post retirement plans, amortization of actuarial loss included in net income (1)	519	455
Other comprehensive income (loss)	2,776	(2,387)
Comprehensive income	$114,249	$70,999
_________
(1)Net of tax of $0.2 million for each of the three months ended March 31, 2023 and 2022.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows - operating activities:
Net income	$111,473	$73,386
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,621	11,578
Amortization of identifiable intangible assets	15,877	15,551
Non-cash share-based compensation expense	4,087	3,438
Other reconciling items	162	(226)
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(228,803)	(199,541)
Net cash used in operating activities	(84,583)	(95,814)
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(11,834)	(2,914)
Proceeds from sale or disposal of property, plant and equipment	9,583	462
Purchases of property, plant and equipment	(23,154)	(11,501)
Net cash used in investing activities	(25,405)	(13,953)
Cash flows - financing activities:
Proceeds from revolving credit facility	100,000	—
Repayments of finance lease liabilities	(780)	(979)
Dividends paid to stockholders	(7,151)	(6,930)
Repurchases of common stock	(16,033)	(181,810)
Taxes paid related to net share settlements of equity awards	(5,242)	(4,944)
Issuances of common stock under employee stock purchase plan	2,168	1,955
Payments for contingent consideration arrangements	(1,456)	(805)
Net cash provided by (used in) financing activities	71,506	(193,513)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,239	(3,419)
Decrease in cash, cash equivalents, and restricted cash	(36,243)	(306,699)
Cash, cash equivalents, and restricted cash at beginning of year (1)	457,068	822,568
Cash, cash equivalents, and restricted cash at end of period (2)	$420,825	$515,869
_________
(1)Includes $0.6 million and $1.2 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.
(2)Includes $0.8 million and $1.4 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of March 31, 2023 and 2022, respectively.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended March 31, 2022 and 2023
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2021	$2,253,089	$607	$61,874	$(83,562)	$2,835,504	$(562,036)	$702
Net income	73,386	—	—	—	73,386	—	—
Other comprehensive loss	(2,387)	—	—	(2,387)	—	—	—
Common stock issued under share-based compensation plans	1	1	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(4,944)	—	(4,944)	—	—	—	—
Common stock issued under employee stock purchase plan	1,955	—	1,955	—	—	—	—
Common stock dividends	(6,930)	—	51	—	(6,981)	—	—
Repurchases of common stock	(181,810)	—	—	—	—	(181,810)	—
Share-based compensation expense	3,438	—	3,438	—	—	—	—
Balance, March 31, 2022	$2,135,798	$608	$62,374	$(85,949)	$2,901,909	$(743,846)	$702

Balance, December 31, 2022	$1,974,291	$609	$74,795	$(93,451)	$3,214,281	$(1,222,645)	$702
Net income	111,473	—	—	—	111,473	—	—
Other comprehensive income	2,776	—	—	2,776	—	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(5,242)	—	(5,242)	—	—	—	—
Common stock issued under employee stock purchase plan	2,168	—	2,168	—	—	—	—
Common stock dividends	(7,151)	—	43	—	(7,194)	—	—
Repurchases of common stock	(16,077)	—	—	—	—	(16,077)	—
Share-based compensation expense	4,087	—	4,087	—	—	—	—
Balance, March 31, 2023	$2,066,325	$610	$75,850	$(90,675)	$3,318,560	$(1,238,722)	$702
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
Our reportable segments and related disclosures reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States building services segment due to changes in our internal reporting structure aimed at realigning our service offerings.
Additionally, to align our legal structure with changes in our reporting structure that were made in prior periods, effective April 1, 2023, ownership of the subsidiaries of Bahnson, Inc. has been transferred from Bahnson, Inc. to EMCOR Construction Services, Inc. and EMCOR Mechanical Services, Inc.
The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.
NOTE 2 - New Accounting Pronouncements
The Financial Accounting Standards Board (the “FASB”) has issued an accounting standards update, which provides temporary optional expedients and exceptions to existing U.S. GAAP. This guidance is aimed at easing the financial reporting burdens related to reference rate reform, including the market transition from the London interbank offered rate (“LIBOR”), or other interbank offered rates, to alternative reference rates. Such accounting pronouncement, as amended, allows entities to account for and present certain contract modifications, which occur before December 31, 2024 and result from the transition to an alternative reference rate, as an event that does not require remeasurement at the modification date or reassessment of a previous accounting determination. Our credit agreement contains provisions that allow for an amendment to use alternative reference rates upon the discontinuation of LIBOR. In accordance with these provisions, we anticipate amending such agreement during the second quarter of 2023, to change the reference rate from LIBOR to an interest rate based on the secured overnight financing rate (“SOFR”). At that point, we will utilize the optional expedients provided for in this accounting pronouncement. We do not anticipate that the amendment of our credit agreement or the adoption of this accounting pronouncement will have a material impact on our financial position and/or results of operations.
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
Based on an evaluation of individual projects that had revisions to total estimated costs or anticipated contract value, which resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted by approximately $6.4 million and $10.0 million during the three months ended March 31, 2023 and 2022, respectively. Of the amount recorded during the three months ended March 31, 2023, approximately $5.2 million was reported within our United States electrical construction and facilities services segment and approximately $1.2 million was reported within our United States mechanical construction and facilities services segment. Of the amount recorded during the three months ended March 31, 2022, approximately $4.6 million was reported within our United States electrical construction and facilities services segment and approximately $5.4 million was reported within our United States mechanical construction and facilities services segment. There were no significant amounts of revenue recognized during the three months ended March 31, 2023 or 2022 related to performance obligations satisfied in prior periods.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
The following tables provide further disaggregation of our revenues, by categories we use to evaluate our financial performance within each of our reportable segments, for the three months ended March 31, 2023 and 2022 (in thousands). Refer to Note 14 - Segment Information of the notes to consolidated financial statements for additional information on how we disaggregate our revenues by reportable segment.
Due to continued growth in certain of our end markets, beginning with the first quarter of 2023, we have expanded the market sectors included in the disclosure for each of our United States construction segments, as shown below. All prior period disclosures have been adjusted to additionally reflect these changes.

	For the three months ended March 31,
	2023	% of Total	2022	% of Total
United States electrical construction and facilities services:
Network and communications market sector	$213,751	33%	$145,374	28%
Commercial market sector	97,098	15%	101,841	19%
Manufacturing and industrial market sector	85,241	13%	66,465	13%
Healthcare market sector	55,503	9%	32,070	6%
High-tech manufacturing market sector	30,554	5%	19,869	4%
Institutional market sector	37,411	6%	31,766	6%
Transportation market sector	33,902	5%	45,082	9%
Water and wastewater market sector	7,458	1%	5,312	1%
Hospitality and entertainment market sector	20,052	3%	5,854	1%
Short duration projects (1)	47,680	7%	56,048	11%
Service work	16,877	3%	13,329	2%
	645,527		523,010
Less intersegment revenues	(781)		(980)
Total segment revenues	$644,746		$522,030

	For the three months ended March 31,
	2023	% of Total	2022	% of Total
United States mechanical construction and facilities services:
Network and communications market sector	$99,421	9%	$55,634	6%
Commercial market sector	255,846	24%	261,500	26%
Manufacturing and industrial market sector	141,635	13%	149,571	15%
Healthcare market sector	112,728	10%	119,832	12%
High-tech manufacturing market sector	116,796	11%	57,573	6%
Institutional market sector	64,048	6%	65,922	7%
Transportation market sector	12,218	1%	16,053	2%
Water and wastewater market sector	68,662	6%	61,744	6%
Hospitality and entertainment market sector	10,077	1%	12,780	1%
Short duration projects (1)	81,417	8%	93,559	9%
Service work	117,188	11%	100,744	10%
	1,080,036		994,912
Less intersegment revenues	(1,478)		(2,268)
Total segment revenues	$1,078,558		$992,644
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the three months ended March 31,
	2023	% of Total	2022	% of Total
United States building services:
Mechanical services	$462,534	64%	$381,397	60%
Commercial site-based services	209,371	29%	203,550	32%
Government site-based services	53,470	7%	50,680	8%
Total segment revenues	$725,375		$635,627

	For the three months ended March 31,
	2023	% of Total	2022	% of Total
United States industrial services:
Field services	$285,844	86%	$271,418	87%
Shop services	45,039	14%	39,333	13%
Total segment revenues	$330,883		$310,751

Total United States operations	$2,779,562		$2,461,052

	For the three months ended March 31,
	2023	% of Total	2022	% of Total
United Kingdom building services:
Service work	$51,663	47%	$64,817	49%
Project work	59,207	53%	66,680	51%
Total segment revenues	$110,870		$131,497

Total operations	$2,890,432		$2,592,549
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
At March 31, 2023 and December 31, 2022, our allowance for credit losses was $21.8 million and $22.4 million, respectively. We continue to adjust our allowance for credit losses to account for the impact of changing economic conditions, including rising interest rates. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
The change in the allowance for credit losses for the three months ended March 31, 2023 was as follows (in thousands):

Balance at December 31, 2022	$22,382
Recovery of credit losses	(343)
Net amounts written off against the allowance	(211)
Balance at March 31, 2023	$21,828
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
Net contract liabilities in the accompanying Consolidated Balance Sheets consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Contract assets, current	$302,750	$273,176
Contract assets, non-current	—	—
Contract liabilities, current	(1,156,530)	(1,098,263)
Contract liabilities, non-current	(2,221)	(2,273)
Net contract liabilities	$(856,001)	$(827,360)
The $28.6 million increase in net contract liabilities for the three months ended March 31, 2023 was primarily attributable to an increase in net contract liabilities on our uncompleted construction projects, partially as a result of the timing of invoicing to our customers, which included advanced billings on several large projects in the earlier stages of completion, resulting in amounts invoiced exceeding the revenue recognized for such projects. There was no significant impairment of contract assets recognized during the periods presented.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations as of March 31, 2023 (in thousands, except for percentages):

	March 31, 2023	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$2,050,956	26%
United States mechanical construction and facilities services	4,295,524	54%
United States building services	1,254,787	16%
United States industrial services	131,759	2%
Total United States operations	7,733,026	98%
United Kingdom building services	140,117	2%
Total operations	$7,873,143	100%
Our remaining performance obligations at March 31, 2023 were $7.87 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.
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
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$1,626,520	$424,436
United States mechanical construction and facilities services	3,422,159	873,365
United States building services	1,115,438	139,349
United States industrial services	129,386	2,373
Total United States operations	6,293,503	1,439,523
United Kingdom building services	95,121	44,996
Total operations	$6,388,624	$1,484,519

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
During the first quarter of 2023, we acquired two companies, each for an immaterial amount. One company has been included within our Unites States mechanical construction and facilities services segment and provides mechanical and pipe fabrication services in the Midwestern region of the United States. The other company has been included within our United States building services segment and provides mechanical services in the Western region of the United States. The results of operations for both such companies were de minimis.
During calendar year 2022, we acquired six companies for total consideration of $100.8 million. Such acquisitions include: (a) a company that provides electrical construction services in the Greater Boston area, the results of operations of which have been included in our United States electrical construction and facilities services segment, and (b) five companies that enhance our presence in geographies where we have existing operations, the results of operations of which were de minimis, consisting of: (i) two companies that provide fire protection services in the Northeastern and Southern regions of the United States, respectively, and that have been included within our United States mechanical construction and facilities services segment, (ii) two companies that specialize in either building automation and controls or mechanical services in the Southwestern and Southern regions of the United States, respectively, and that have been included within our United States building services segment, and (iii) a company that provides electrical construction services in the Midwestern region of the United States and that has been included within our United States electrical construction and facilities services segment. In connection with these acquisitions, we acquired working capital of $7.1 million and other net liabilities of $1.1 million, and have preliminarily ascribed $28.9 million to goodwill and $65.9 million to identifiable intangible assets.
We expect that all of the goodwill acquired in connection with these acquisitions will be deductible for tax purposes. The purchase price allocations for the businesses acquired in 2023 and for one of the businesses acquired in 2022 are preliminary and subject to change during their respective measurement periods. As we finalize such purchase price allocations, adjustments may be recorded relating to finalization of intangible asset valuations, tax matters, or other items. Although not expected to be significant, such adjustments may result in changes in the valuation of assets and liabilities acquired. The purchase price allocations for the other businesses acquired in 2022 have been finalized during their respective measurement periods with an insignificant impact.
NOTE 5 - Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following table summarizes our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share data):

	For the three months ended March 31,
	2023	2022
Numerator:
Net income	$111,473	$73,386
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	47,775,819	52,713,005
Effect of dilutive securities—Share-based awards	169,996	203,554
Shares used to compute diluted earnings per common share	47,945,815	52,916,559

Basic earnings per common share	$2.33	$1.39

Diluted earnings per common share	$2.32	$1.39
There were no anti-dilutive share-based awards for the three months ended March 31, 2023. However, the number of share-based awards excluded from the computation of diluted EPS for the three months ended March 31, 2022 because they would be anti-dilutive was 62,481.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 6 - Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Raw materials and construction materials	$85,987	$74,014
Work in process	14,418	11,627
Inventories	$100,405	$85,641
The increase in inventories as of March 31, 2023, compared to December 31, 2022, was a result of: (a) advanced purchases of materials and equipment for use on specific construction projects, in an effort to mitigate the impact of increased lead times, which have resulted from supply chain disruptions, and (b) an increase in raw materials on hand to support our fabrication facilities given the growth in demand for our fire protection services.
NOTE 7 - Debt
Debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Revolving credit facility	$100,000	$—
Term loan	242,813	242,813
Unamortized debt issuance costs	(1,840)	(2,080)
Finance lease liabilities	5,870	6,459
Total debt	346,843	247,192
Less: current maturities	15,524	15,567
Total long-term debt	$331,319	$231,625
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
As of March 31, 2023 and December 31, 2022, the balance of the 2020 Term Loan was $242.8 million and as of March 31, 2023, we had $100.0 million in direct borrowings outstanding under the 2020 Revolving Credit Facility. There were no direct borrowings outstanding under the 2020 Revolving Credit Facility as of December 31, 2022. Outstanding letters of credit reduce the available capacity under such facility, and as of March 31, 2023 and December 31, 2022, we had $71.3 million of letters of credit outstanding.
At the Company’s election, borrowings under the 2020 Credit Agreement bear interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) United States dollar LIBOR (5.16% at March 31, 2023) plus 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of: (a) the prime commercial lending rate announced by Bank of Montreal from time to time (8.00% at March 31, 2023), (b) the federal funds effective rate, plus ½ of 1.00%, (c) the daily one month LIBOR rate, plus 1.00%, or (d) 0.00%. Upon the discontinuation of LIBOR, our 2020 Credit Agreement contains provisions which allow for the use of alternate benchmark rates. In accordance with such provisions, we anticipate amending such agreement during the second quarter of 2023 to change the reference rate from LIBOR to SOFR.
The interest rates in effect at March 31, 2023 were 6.16% for the 2020 Term Loan and 5.81% for the 2020 Revolving Credit Facility. The interest rate in effect at December 31, 2022 for the 2020 Term Loan was 5.73%. A commitment fee is payable on the average daily unused amount of the 2020 Revolving Credit Facility, which ranges from 0.10% to 0.25%, based on certain financial tests. The fee was 0.10% of the unused amount as of March 31, 2023 and December 31, 2022. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7 - Debt (Continued)
We capitalized an additional $3.1 million of debt issuance costs associated with the 2020 Credit Agreement. Debt issuance costs are amortized over the life of the agreement as part of interest expense.
Obligations under the 2020 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2020 Credit Agreement contains various covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of March 31, 2023 and December 31, 2022.
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
Recurring Fair Value Measurements
The following tables summarize the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	Assets at Fair Value as of March 31, 2023
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$420,075	$—	$—	$420,075
Restricted cash (2)	750	—	—	750
Deferred compensation plan assets (3)	43,349	—	—	43,349
Total	$464,174	$—	$—	$464,174

	Assets at Fair Value as of December 31, 2022
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$456,439	$—	$—	$456,439
Restricted cash (2)	629	—	—	629
Deferred compensation plan assets (3)	36,882	—	—	36,882
Total	$493,950	$—	$—	$493,950
 ________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At March 31, 2023 and December 31, 2022, we had $173.4 million and $209.4 million, respectively, in money market funds. From time to time, we have cash balances in certain of our domestic bank accounts that exceed federally insured limits.
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
NOTE 9 - Income Taxes
The following table presents our income tax provision and our income tax rate for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	For the three months ended March 31,
	2023	2022
Income tax provision	$41,331	$26,451
Income tax rate	27.0%	26.5%
The difference between the U.S. statutory tax rate of 21% and our effective income tax rate for both the three months ended March 31, 2023 and 2022 was primarily a result of state and local income taxes and other permanent book-to-tax differences.
The increase in our income tax provision for the three months ended March 31, 2023, when compared to the three months ended March 31, 2022, was due to: (a) greater income before income taxes, and (b) an increase in our effective income tax rate. The change in our effective income tax rate was attributable to an increase in certain permanent book-to-tax differences, including the impact of the expiration of specific provisions within the Consolidated Appropriations Act, 2021, which allowed for a 100% tax deduction for business meals in 2022. For periods after December 31, 2022, the tax deduction for business meals has been reduced to 50%.
As of March 31, 2023 and December 31, 2022, we had no unrecognized income tax benefits.
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. Our income tax returns are subject to audit by various taxing authorities and are currently under examination for the years 2017 through 2020.
NOTE 10 - Common Stock
As of March 31, 2023 and December 31, 2022, there were 47,635,583 and 47,666,725 shares of our common stock outstanding, respectively.
During the three months ended March 31, 2023 and 2022, we issued 72,076 and 95,331 shares of common stock, respectively. These shares were issued upon either the satisfaction of required conditions under our share-based compensation plans or the purchase of common stock pursuant to our employee stock purchase plan.
We have paid quarterly dividends since October 25, 2011. Commencing with the dividend to be paid on April 28, 2023, our dividend will increase from $0.15 per share to $0.18 per share.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 - Common Stock (Continued)
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $2.15 billion of our outstanding common stock. During the three months ended March 31, 2023, we repurchased approximately 0.1 million shares of our common stock for approximately $16.1 million. Since the inception of the repurchase program through March 31, 2023, we have repurchased approximately 25.1 million shares of our common stock for approximately $1.78 billion. As of March 31, 2023, there remained authorization for us to repurchase approximately $373.7 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2020 Credit Agreement placing limitations on such repurchases.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposes a nondeductible excise tax of 1% on the fair value of net stock repurchases in excess of share issuances made by publicly traded U.S. corporations, effective for repurchases after December 31, 2022. Starting with the first quarter of 2023, we have included the applicable excise tax as a component of treasury stock as it represents a direct cost associated with the repurchase of our common stock.
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
Components of Net Periodic Pension Cost
The components of net periodic pension cost (income) of the UK Plan for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	For the three months ended March 31,
	2023	2022
Interest cost	$2,376	$1,529
Expected return on plan assets	(2,791)	(3,244)
Amortization of unrecognized loss	639	556
Net periodic pension cost (income)	$224	$(1,159)

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
Surety Bonds
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of March 31, 2023, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.5 billion, which represents approximately 19% of our total remaining performance obligations.
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds may be issued as collateral for certain insurance obligations. As of March 31, 2023, we satisfied approximately $48.1 million of the collateral requirements of our insurance programs by utilizing surety bonds.
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
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. As of March 31, 2023 and December 31, 2022, the estimated current portion of such undiscounted insurance liabilities, included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets, were $54.3 million and $54.8 million, respectively. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” as of March 31, 2023 and December 31, 2022 were $231.4 million and $221.7 million, respectively. The current portion of anticipated insurance recoveries of $16.3 million and $16.0 million as of March 31, 2023 and December 31, 2022, respectively, were included in “Prepaid expenses and other” and the non-current portion of anticipated insurance recoveries of $62.3 million and $59.0 million as of March 31, 2023 and December 31, 2022, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets.
NOTE 13 - Additional Cash Flow Information
The following table presents additional cash flow information for the three months ended March 31, 2023 and 2022 (in thousands):

	For the three months ended March 31,
	2023	2022
Cash paid for:
Interest	$4,498	$1,264
Income taxes	$5,131	$33,489
Right-of-use assets obtained in exchange for new operating lease liabilities	$25,558	$21,286
Right-of-use assets obtained in exchange for new finance lease liabilities	$29	$552
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
Our reportable segments and related disclosures reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States building services segment due to changes in our internal reporting structure aimed at realigning our service offerings.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (continued)
The following tables present financial information for each of our reportable segments for the three months ended March 31, 2023 and 2022 (in thousands):

	For the three months ended March 31,
	2023	2022
Revenues from unrelated entities:
United States electrical construction and facilities services	$644,746	$522,030
United States mechanical construction and facilities services	1,078,558	992,644
United States building services	725,375	635,627
United States industrial services	330,883	310,751
Total United States operations	2,779,562	2,461,052
United Kingdom building services	110,870	131,497
Total operations	$2,890,432	$2,592,549

Total revenues:
United States electrical construction and facilities services	$645,654	$523,414
United States mechanical construction and facilities services	1,099,484	997,030
United States building services	748,610	660,057
United States industrial services	338,507	324,501
Less intersegment revenues	(52,693)	(43,950)
Total United States operations	2,779,562	2,461,052
United Kingdom building services	110,870	131,497
Total operations	$2,890,432	$2,592,549

	For the three months ended March 31,
	2023	2022
Operating income (loss):
United States electrical construction and facilities services	$40,516	$19,993
United States mechanical construction and facilities services	86,227	58,433
United States building services	37,650	24,163
United States industrial services	15,020	13,258
Total United States operations	179,413	115,847
United Kingdom building services	5,424	10,588
Corporate administration	(29,927)	(26,478)
Total operations	154,910	99,957
Other items:
Net periodic pension (cost) income	(274)	1,169
Interest expense, net	(1,832)	(1,289)
Income before income taxes	$152,804	$99,837

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (continued)

	March 31, 2023	December 31, 2022
Total assets:
United States electrical construction and facilities services	$1,087,933	$1,078,405
United States mechanical construction and facilities services	1,876,261	1,835,001
United States building services	1,257,424	1,206,518
United States industrial services	626,467	552,545
Total United States operations	4,848,085	4,672,469
United Kingdom building services	273,819	255,547
Corporate administration	519,006	596,591
Total operations	$5,640,910	$5,524,607

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
For a more complete description of our operations, refer to Item 1. Business of our Form 10-K for the year ended December 31, 2022.
Our reportable segments and related disclosures reflect certain reclassifications of prior year amounts from our United States mechanical construction and facilities services segment to our United States building services segment due to changes in our internal reporting structure aimed at realigning our service offerings.
Market Update
Our business and end markets remain resilient despite the impact of uncertain global economic conditions, including supply chain, production, and other logistical issues, an inflationary cost environment, rising interest rates, and skilled labor shortages in certain regions. The continued strength in demand for our services is reflected in our results of operations for the first quarter of 2023, during which we experienced an increase in both revenue and operating income when compared to the first quarter of 2022. As evidenced by the growth in our remaining performance obligations, which increased to $7.87 billion at March 31, 2023, from $7.46 billion at December 31, 2022, we anticipate the demand for our services to continue throughout the year.
Although improved from the year ago period, we continue to experience pressures in our supply chain, which are resulting in material and equipment lead times significantly in excess of normal levels. Delays in critical material and equipment deliveries have additionally resulted in us funding purchases at earlier stages of project progression, or in advance of project commencement, which has and will continue to apply pressure on working capital requirements. Although we experienced a reduction in commodity prices when compared to the prior year period, and current economic indicators suggest that inflation is slowing, there continues to be volatility in the price of fuel, certain materials, and other commodities used in our operations. Further, in an effort to mitigate inflation, the Federal Reserve Board increased the federal funds rate throughout 2022 and into the first quarter of 2023. While there remains uncertainty around further increases, interest rates, even at their current levels, will likely result in an increase in our annual interest expense.
Our management teams continue to adapt to the challenges of the current operating environment in order to manage our business more effectively through diligent contract negotiations, enhanced labor planning and project scheduling, and increased supplier engagement. As contractually permitted, and in order to combat inflationary pressures, we have and will continue to seek increases in pricing to the extent we experience increases in our costs. While we believe the actions we have taken continue to be effective, as evidenced in part by our operating performance to date, the impact of these disruptions continues to evolve and there can be no assurance that our actions will serve to mitigate such impacts in future periods. Further, while we believe our remaining performance obligations are firm, and we have not experienced any material project cancellations to date, prolonged delays in the receipt of critical equipment could impact our ability to convert such remaining performance obligations to revenues in the near term or result in our customers seeking to delay or terminate existing or pending agreements. Lastly, the current interest rate environment may cause a decline in capital or maintenance spending of our customers or prospective customers, particularly as it pertains to short duration project work. Any of these events could result in reduced demand for our services and have a material adverse effect on our business, financial condition, and/or results of operations.

Overview
The following table presents selected financial data for the three months ended March 31, 2023 and 2022 (in thousands, except percentages and per share data):

	For the three months ended March 31,
	2023	2022
Revenues	$2,890,432	$2,592,549
Revenues increase from prior year	11.5%	12.5%
Gross profit	$436,062	$352,555
Gross profit as a percentage of revenues	15.1%	13.6%
Operating income	$154,910	$99,957
Operating income as a percentage of revenues	5.4%	3.9%
Net income	$111,473	$73,386
Diluted earnings per common share	$2.32	$1.39
Revenues of $2.89 billion for the quarter ended March 31, 2023 set a new first quarter record for the Company and represent an increase of 11.5% from revenues of $2.59 billion for the quarter ended March 31, 2022. Demand for our services continues to be strong and, as described in further detail below, we experienced revenue growth within all of our reportable segments, except for our United Kingdom building services segment. Revenues for the first quarter of 2023 were positively impacted by incremental contribution from acquired companies of approximately $35.2 million.
Operating income for the quarter ended March 31, 2023 was $154.9 million, or 5.4% of revenues, establishing new first quarter records for the Company. This compares to operating income of $100.0 million, or 3.9% of revenues, for the quarter ended March 31, 2022. The $55.0 million increase in operating income, and corresponding 150 basis point improvement in operating margin, were a result of improved operating performance within each of our reportable segments, other than our United Kingdom building services segment. These improvements in profitability were a result of: (a) better project execution during 2023, (b) a more favorable mix of work when compared to the 2022 period, which included a number of projects with lower than average gross profit margins, and (c) the impact in the first quarter of 2022 of certain supply chain disruptions and delays, which were greater than those experienced during the first quarter of 2023.
Net income of $111.5 million, or $2.32 per diluted share, for the quarter ended March 31, 2023, compares favorably to net income of $73.4 million, or $1.39 per diluted share, for the quarter ended March 31, 2022. In addition to the increase in operating income referenced above, our diluted earnings per share for the first quarter of 2023 benefited from a reduced weighted average share count given the impact of common stock repurchases made by us throughout 2022.
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
During the first quarter of 2023, we acquired two companies, each for an immaterial amount. One company has been included within our Unites States mechanical construction and facilities services segment and provides mechanical and pipe fabrication services in the Midwestern region of the United States. The other company has been included within our United States building services segment and provides mechanical services in the Western region of the United States. The results of operations for both such companies were de minimis.
We acquired six companies during calendar year 2022 for total consideration of $100.8 million. Such acquisitions include: (a) a company that provides electrical construction services in the Greater Boston area, the results of operations of which have been included in our United States electrical construction and facilities services segment, and (b) five companies that enhance our presence in geographies where we have existing operations, the results of operations of which were de minimis, consisting of: (i) two companies that provide fire protection services in the Northeastern and Southern regions of the United States, respectively, and that have been included within our United States mechanical construction and facilities services segment, (ii) two companies that specialize in either building automation and controls or mechanical services in the Southwestern and Southern regions of the United States, respectively, and that have been included within our United States building services segment, and (iii) a company that provides electrical construction services in the Midwestern region of the United States and that has been included within our United States electrical construction and facilities services segment.

Results of Operations
Revenues
The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended March 31,
	2023	% of Total	2022	% of Total
Revenues:
United States electrical construction and facilities services	$644,746	22%	$522,030	20%
United States mechanical construction and facilities services	1,078,558	38%	992,644	38%
United States building services	725,375	25%	635,627	25%
United States industrial services	330,883	11%	310,751	12%
Total United States operations	2,779,562	96%	2,461,052	95%
United Kingdom building services	110,870	4%	131,497	5%
Total operations	$2,890,432	100%	$2,592,549	100%

As described below in more detail, as a result of revenue growth within the majority of our reportable segments, our consolidated revenues for the first quarter of 2023 increased to $2.89 billion compared to $2.59 billion for the first quarter of 2022.
Revenues of our United States electrical construction and facilities services segment were $644.7 million for the three months ended March 31, 2023 compared to revenues of $522.0 million for the three months ended March 31, 2022. This segment’s results for the 2023 period included $35.2 million of incremental acquisition revenues. Excluding the impact of acquisitions, revenues of this segment grew by $87.5 million, primarily as a result of an increase in revenues from: (a) the network and communications market sector, predominantly due to our data center projects, (b) the healthcare market sector, as a result of greater project activity throughout several of the regions in which we operate, (c) the manufacturing and industrial market sector, inclusive of revenues from contracts with certain of our energy sector customers, and (d) the hospitality and entertainment market sector, given an increase in projects within the Northeastern and Western regions of the United States. These revenue increases were partially offset by a reduction in revenues from the transportation and commercial market sectors given the completion or substantial completion of certain projects which were active in the year ago period.
Our United States mechanical construction and facilities services segment revenues for the three months ended March 31, 2023 were $1,078.6 million, an $85.9 million increase compared to revenues of $992.6 million for the three months ended March 31, 2022. The increase in this segment’s revenues was primarily attributable to revenue growth within: (a) the high-tech manufacturing market sector, as a result of increased demand for our mechanical construction and/or fire protection services by certain customers engaged in either: (i) the design and manufacturing of semiconductors or (ii) the production and development of electric vehicles and/or lithium batteries, and (b) the network and communications market sector, due to increased data center project activity.
Revenues of our United States building services segment were $725.4 million for the three months ended March 31, 2023, compared to revenues of $635.6 million for the three months ended March 31, 2022. The $89.7 million increase in this segment’s revenues period-over-period was primarily attributable to its mechanical services division, due to increased: (a) HVAC project and retrofit work, as a result of greater: (i) project execution stemming from increased availability of materials and equipment when compared to the prior year period, which experienced significant supply chain disruptions and delays, and (ii) demand for system upgrades and replacements, partially as our customers continue to seek ways to improve the energy efficiency or indoor air quality of their facilities, (b) service repair and maintenance volumes, given growth in our service contract base, and (c) building automation and controls projects, as we continue to expand our service offerings.
Revenues of our United States industrial services segment for the three months ended March 31, 2023 were $330.9 million, compared to revenues of $310.8 million for the three months ended March 31, 2022. While there remains significant disruption and uncertainty within the broader oil and gas industry, the results of operations of this segment continue to improve at a modest pace. A steady resumption in demand for our field services, including an increase in turnaround projects as well as maintenance and capital project activity, has resulted in increased revenues from this segment during the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. In addition, revenues of this segment for the 2023 period were positively impacted by greater new build heat exchanger sales and services within its shop services division.

Our United Kingdom building services segment revenues were $110.9 million for the three months ended March 31, 2023 compared to revenues of $131.5 million for the three months ended March 31, 2022. Unfavorable exchange rate movements for the British pound versus the United States dollar negatively impacted this segment’s revenues by $10.8 million for the quarter ended March 31, 2023. Excluding the impact of foreign exchange rate movements, this segment’s revenue decreased by $9.8 million as a result of: (a) the loss of certain facilities maintenance contracts not renewed pursuant to rebid, and (b) a reduction in project activity, notably within the water and wastewater market sector.
Cost of sales and gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales), and gross profit margin (gross profit as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended March 31,
	2023	2022
Cost of sales	$2,454,370	$2,239,994
Gross profit	$436,062	$352,555
Gross profit margin	15.1%	13.6%
Our gross profit for the three months ended March 31, 2023 was $436.1 million, or 15.1% of revenues, compared to gross profit of $352.6 million, or 13.6% of revenues, for the three months ended March 31, 2022. While the increase in gross profit can be partially attributed to the increased revenue contribution described above, such increase, as well as the increase in gross profit margin, were additionally a result of increased operating performance within each of our reportable segments, other than our United Kingdom building services segment. For the three months ended March 31, 2023, acquisitions contributed incremental gross profit of $4.9 million, inclusive of amortization expense attributable to identifiable intangible assets of $0.9 million. Refer to the operating income section below for further discussion regarding the operating performance of each of our reportable segments.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses and SG&A margin (selling, general and administrative expenses as a percentage of revenues) (in thousands, except for percentages):

	For the three months ended March 31,
	2023	2022
Selling, general and administrative expenses	$281,152	$252,598
SG&A margin	9.7%	9.7%
Our selling, general and administrative expenses for the three months ended March 31, 2023 were $281.2 million compared to selling, general and administrative expenses of $252.6 million for the three months ended March 31, 2022. Selling, general and administrative expenses for the three months ended March 31, 2023 included $5.2 million of incremental expenses directly related to companies acquired in 2023 and 2022, including amortization expense attributable to identifiable intangible assets of $1.2 million. Excluding incremental expenses from businesses acquired, our selling, general and administrative expenses increased by $23.3 million period-over-period. This organic increase in selling, general and administrative expenses was primarily attributable to an increase in: (a) salaries and related employment expenses, largely as a result of additional headcount to support our organic revenue growth as well as annual cost of living increases, and (b) incentive compensation expense across the majority of our reportable segments, due to higher projected annual operating results compared to those which were anticipated during the same prior year period.

Selling, general and administrative expenses as a percentage of revenues was 9.7% for the each of the three months ended March 31, 2023 and 2022.

Operating income (loss)
The following table presents our operating income (loss) and operating margin (operating income (loss) as a percentage of segment revenues) (in thousands, except for percentages):

	For the three months ended March 31,
	2023	% of Segment Revenues	2022	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$40,516	6.3%	$19,993	3.8%
United States mechanical construction and facilities services	86,227	8.0%	58,433	5.9%
United States building services	37,650	5.2%	24,163	3.8%
United States industrial services	15,020	4.5%	13,258	4.3%
Total United States operations	179,413	6.5%	115,847	4.7%
United Kingdom building services	5,424	4.9%	10,588	8.1%
Corporate administration	(29,927)	—	(26,478)	—
Total operations	154,910	5.4%	99,957	3.9%
Other items:
Net periodic pension (cost) income	(274)		1,169
Interest expense, net	(1,832)		(1,289)
Income before income taxes	$152,804		$99,837

Operating income for the quarter ended March 31, 2023 was $154.9 million, or 5.4% of revenues, compared to operating income of $100.0 million, or 3.9% of revenues, for the quarter ended March 31, 2022. The $55.0 million increase in operating income, and corresponding 150 basis point improvement in operating margin, were a result of improved operating performance within each of our reportable segments, other than our United Kingdom building services segment. As described in more detail below, these improvements in profitability were a result of: (a) better project execution during 2023, (b) a more favorable mix of work when compared to the 2022 period, which included a number of projects with lower than average gross profit margins, and (c) the impact in the first quarter of 2022 of certain supply chain disruptions and delays, which were greater than those experienced during the first quarter of 2023, and that, in the prior year, led to: (i) reduced labor productivity and efficiency, (ii) the under-absorption of labor costs in instances where projects were delayed pending the receipt of materials, or (iii) material and commodity price escalations.
Operating income of our United States electrical construction and facilities services segment was $40.5 million, or 6.3% of revenues, for the three months ended March 31, 2023, compared to $20.0 million, or 3.8% of revenues, for the three months ended March 31, 2022. The period-over-period increase in both operating income and operating margin of this segment was largely a result of a more favorable mix of work, which resulted in increased gross profit, and gross profit margin, recognized from construction projects within the: (a) network and communications market sector, (b) commercial market sector, and (c) healthcare market sector. In addition to the aforementioned impact of project mix, operating income of this segment for the three months ended March 31, 2023 benefited from improved project execution when compared to the year ago period. Although we continue to experience supply chain disruptions and delays, which are impacting project delivery in various ways, market conditions surrounding equipment availability have steadily improved over the last twelve months and our management teams continue to adapt to this environment. Such developments have resulted in improved job-site and labor productivity as well as more normalized project sequencing.
Our United States mechanical construction and facilities services segment’s operating income for the three months ended March 31, 2023 was $86.2 million, or 8.0% of revenues, compared to operating income of $58.4 million, or 5.9% of revenues, for the three months ended March 31, 2022. The increase in operating income, and operating margin, for the three months ended March 31, 2023, was primarily a result of increased gross profit, and gross profit margin, from projects within the commercial market sector, including several fire protection projects. In addition, operating income of this segment benefited from incremental gross profit contribution from the high-tech manufacturing market sector due to greater project activity, including certain construction projects for customers engaged in the manufacturing of semiconductors. Similar to our United States electrical construction and facilities services segment, the results for this segment in the prior year period were negatively impacted by external market conditions, which manifested themselves through price escalations, particularly for materials and commodities, such as copper and steel, that are used in our mechanical and fire protection operations. Although there remains volatility in the pricing of these commodities, more favorable pricing year-over-year has resulted in improved profitability of this segment during the first quarter of 2023, as evidenced in part by the increased gross profit margin within the commercial market sector referenced above.

Operating income of our United States building services segment was $37.7 million, or 5.2% of revenues, for the three months ended March 31, 2023 compared to $24.2 million, or 3.8% of revenues, for the three months ended March 31, 2022. The period-over-period increase in operating income and operating margin was largely due to greater gross profit and gross profit margin within this segment’s mechanical services division resulting from improved profitability across the majority of its service lines, including projects, service repair and maintenance, and building automation and controls. These improvements were due to favorable project execution as well as negotiated price adjustments made to customer contracts in response to inflationary pressures, such as increased material and fuel prices. Operating margin of this segment additionally benefited from a reduction in the ratio of selling, general and administrative expenses to revenues given an increase in revenues without a commensurate increase in certain overhead costs.
Our United States industrial services segment reported operating income of $15.0 million, or 4.5% of revenues, for the three months ended March 31, 2023, compared to operating income of $13.3 million, or 4.3% of revenues, for the three months ended March 31, 2022. In addition to the growth in this segment’s revenues referenced above, which resulted in greater gross profit contribution, the improved quarterly performance was attributable to better pricing within both this segment’s field services and shop services divisions, resulting in improved gross profit margin period-over-period.
Operating income of our United Kingdom building services segment was $5.4 million, or 4.9% of revenues, for the three months ended March 31, 2023 compared to $10.6 million, or 8.1% of revenues, for the three months ended March 31, 2022. This segment’s operating income for the first quarter of 2023 was negatively impacted by $0.5 million related to the effect of unfavorable exchange rate movements for the British pound versus the United States dollar. Excluding the impact of foreign exchange, the decrease in this segment’s operating income and operating margin period-over-period was primarily a result of a reduction in gross profit and gross profit margin due to a shift in the mix and size of project work. In addition, operating income and operating margin of this segment were negatively impacted by growth in selling, general and administrative expenses, such as: (a) employment related costs, given an increase in office headcount to support the business, and (b) information technology expenses, resulting from certain initiatives currently in process.
Our corporate administration expenses for the three months ended March 31, 2023 were $29.9 million compared to $26.5 million for the three months ended March 31, 2022. This increase in corporate expenses was primarily due to greater incentive compensation expense as a result of higher projected annual and long-term operating results, when compared to those which were anticipated during the same prior year period.
Other items
Net interest expense for the three months ended March 31, 2023 and 2022 was $1.8 million and $1.3 million, respectively. The increase in net interest expense was a result of both an increase in interest rates and greater average outstanding borrowings.
For the three months ended March 31, 2023, our income tax provision was $41.3 million compared to an income tax provision of $26.5 million for the three months ended March 31, 2022. The increase in our income tax provision for the three months ended March 31, 2023 was due to: (a) greater income before income taxes, and (b) an increase in our effective income tax rate. Our effective income tax rate for the three months ended March 31, 2023 was 27.0% compared to an effective income tax rate for the three months ended March 31, 2022 of 26.5%. The change in our effective income tax rate period-over-period was attributable to an increase in certain permanent book-to-tax differences. Refer to Note 9 - Income Taxes of the notes to consolidated financial statements for further discussion regarding our income tax provision and effective income tax rate.

Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	March 31, 2023	% of Total	December 31, 2022	% of Total	March 31, 2022	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$2,050,956	26%	$2,014,079	27%	$1,297,086	22%
United States mechanical construction and facilities services	4,295,524	54%	3,987,134	53%	3,361,504	56%
United States building services	1,254,787	16%	1,172,816	16%	1,017,588	17%
United States industrial services	131,759	2%	124,653	2%	116,496	2%
Total United States operations	7,733,026	98%	7,298,682	98%	5,792,674	97%
United Kingdom building services	140,117	2%	160,617	2%	160,207	3%
Total operations	$7,873,143	100%	$7,459,299	100%	$5,952,881	100%
Our remaining performance obligations at March 31, 2023 were $7.87 billion compared to $7.46 billion at December 31, 2022 and $5.95 billion at March 31, 2022. The increase in remaining performance obligations at March 31, 2023, when compared to December 31, 2022, was attributable to an increase in remaining performance obligations within all of our reportable segments, except for our United Kingdom building services segment. Most notably, we experienced an increase in remaining performance obligations from: (a) our United States mechanical construction and facilities services segment, driven by the award of various construction projects within the majority of the market sectors in which we operate, and (b) our United States building services segment, given increased project opportunities within its mechanical services division. From a market sector perspective, we experienced the largest growth in remaining performance obligations within: (a) the high-tech manufacturing market sector, inclusive of projects for customers engaged in: (i) the design and manufacturing of semiconductors, and (ii) the production and development of electric vehicles and/or lithium batteries, (b) the network and communications market sector, largely driven by data center construction projects, (c) the healthcare market sector, given demand for mechanical construction services at existing and new customer facilities, and (d) the manufacturing and industrial market sector, partially due to the continued re-shoring of supply chain by certain of our customers.
While the continued growth in our remaining performance obligations is largely due to the strength in demand for our services, a portion of this increase can likely be attributed to external market factors such as material and labor inflation, which has increased the price of certain of our project work.
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

As of March 31, 2023, we had cash and cash equivalents, excluding restricted cash, of $420.1 million, which are maintained in depository accounts and highly liquid investments with original maturity dates of three months or less. Both our short-term and long-term liquidity requirements are expected to be met through our cash and cash equivalent balances, cash generated from our operations, and, as necessary, the borrowing capacity under our revolving credit facility. Our credit agreement provides for a $1.30 billion revolving credit facility, for which there is $1.13 billion of available capacity as of March 31, 2023.
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
Cash Flows
The following table presents a summary of our operating, investing, and financing cash flows (in thousands):

	For the three months ended March 31,
	2023	2022
Net cash used in operating activities	$(84,583)	$(95,814)
Net cash used in investing activities	$(25,405)	$(13,953)
Net cash provided by (used in) financing activities	$71,506	$(193,513)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$2,239	$(3,419)
Decrease in cash, cash equivalents, and restricted cash	$(36,243)	$(306,699)
During the three months ended March 31, 2023, our cash balance, including cash equivalents and restricted cash, decreased by approximately $36.2 million from $457.1 million at December 31, 2022 to $420.8 million at March 31, 2023. Changes in our cash position from December 31, 2022 to March 31, 2023 are described in further detail below.
Operating Activities – Operating cash flows generally represent our net income as adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2023 was approximately $84.6 million compared to approximately $95.8 million of net cash used in operating activities for the three months ended March 31, 2022. Historically, our working capital needs are greater in the first quarter of each year, resulting in a use of cash to fund our operations during such period, as evidenced by the fairly consistent use of cash during each of the three months ended March 31, 2023 and 2022. As the year progresses, we anticipate the generation of positive operating cash flow.
Investing Activities – Investing cash flows consist primarily of payments for the acquisition of businesses, capital expenditures, and proceeds from the sale or disposal of property, plant, and equipment. Net cash used in investing activities for the three months ended March 31, 2023 increased by approximately $11.5 million compared to the three months ended March 31, 2022 due to an increase in capital expenditures and payments for business acquisitions, partially offset by an increase in proceeds from the sale or disposal of property, plant and equipment.
Financing Activities – Financing cash flows consist primarily of the issuance and repayment of short-term and long-term debt, repurchases of common stock, payments of dividends to stockholders, and the issuance of common stock through certain equity plans. Net cash provided by financing activities for the three months ended March 31, 2023 was $71.5 million compared to net cash used in financing activities for the three months ended March 31, 2022 of $193.5 million. The $265.0 million change in financing cash flows was primarily due to borrowings of $100.0 million under our revolving credit facility and a decrease in funds used for the repurchase of our common stock during 2023. The timing of common stock repurchases is at management’s discretion subject to securities laws and other legal requirements and depends upon several factors, including market and business conditions, current and anticipated future liquidity, share price, and share availability, among others. For additional detail regarding our share repurchase program, refer to Note 10 - Common Stock of the notes to consolidated financial statements.
We currently pay a regular quarterly dividend, which, commencing with the dividend to be paid on April 28, 2023, will increase from $0.15 per share to $0.18 per share. For the three months ended March 31, 2023 and 2022, cash payments related to dividends were $7.2 million and $6.9 million, respectively. Our credit agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay such quarterly dividends for the foreseeable future.
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash – We are exposed to fluctuations in foreign currency exchange rates, almost entirely with respect to the British pound. Therefore, the $5.7 million variance between the three months ended March 31, 2023 and 2022 was a direct result of favorable exchange rate movements for the British pound versus the United States dollar.

Material Cash Requirements from Contractual and Other Obligations
As of March 31, 2023, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
Outstanding Debt and Interest Payments – As of March 31, 2023, the amount outstanding under our term loan was $242.8 million, and we had $100.0 million in direct borrowings outstanding under our revolving credit facility. We are required to make annual principal payments on our term loan of $13.9 million on December 31 of each year until maturity. All remaining unpaid amounts are due on March 2, 2025, when the credit agreement governing our term loan and revolving credit facility expires. Until such time, we are required to make periodic interest payments on our outstanding indebtedness. Future interest payments will be determined based on prevailing interest rates during that time, which may increase in the near term. Refer to Note 7 - Debt of the notes to consolidated financial statements for further detail of our debt obligations, including our term loan and revolving credit facility.
Operating and Finance Leases – In the normal course of business, we lease real estate, vehicles, and equipment under various arrangements which are classified as either operating or finance leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $344.0 million at March 31, 2023, with $80.7 million payable within the next 12 months.
Open Purchase Obligations – As of March 31, 2023, we had $2.43 billion of open purchase obligations, of which payments totaling approximately $2.11 billion are expected to become due within the next 12 months. These obligations represent open purchase orders to suppliers and subcontractors related to our construction and services contracts. These purchase orders are not reflected in the Consolidated Balance Sheets and are not expected to impact future liquidity as amounts should be recovered through customer billings.
Insurance Obligations – As described in further detail in Note 12 - Commitments and Contingencies of the notes to consolidated financial statements, we have loss payment deductibles and/or self-insured retentions for certain insurance matters. As of March 31, 2023, our insurance liabilities, net of estimated recoveries, were $207.1 million. Of this net amount, approximately $38.0 million is estimated to be payable within the next 12 months. Due to many uncertainties inherent in resolving these matters, it is not practical to estimate these payments beyond such period. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase.
Contingent Consideration Liabilities – We have incurred liabilities related to contingent consideration arrangements associated with certain acquisitions, payable in the event discrete performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The aggregate amount of these liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance during such post-acquisition periods, and accretion in present value. As of March 31, 2023, the present value of expected future payments relating to these contingent consideration arrangements was $15.0 million. Of this amount, $8.8 million is estimated as being payable within the next 12 months, with the remainder due pursuant to the terms of our contractual agreements some of which extend through 2025.
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

Off-Balance Sheet Arrangements and Other Commercial Commitments
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of March 31, 2023, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.5 billion, which represents approximately 19% of our total remaining performance obligations.
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
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds or letters of credit may be issued as collateral for certain insurance obligations. As of March 31, 2023, we satisfied approximately $48.1 million and $71.1 million of the collateral requirements of our insurance programs by utilizing surety bonds and letters of credit, respectively. All such letters of credit were issued under our revolving credit facility, therefore reducing the available capacity of such facility.
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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements is based on the application of significant accounting policies, which require management to make estimates and assumptions. Our significant accounting policies are described further in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2022. We base our estimates on historical experience, known or expected trends, third-party valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. There have been no significant changes to our critical accounting policies or methods for the three months ended March 31, 2023.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the three months ended March 31, 2023, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
As noted previously, the Federal Reserve Board has been increasing interest rates, and rate increases may continue in the near term. We are exposed to market risk for changes in interest rates for borrowings under the 2020 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2020 Credit Agreement bear interest at variable rates and, as a result of the actions referenced above, such rates have increased throughout 2022 and the first quarter of 2023. For further information on our outstanding debt and borrowing rates, refer to Note 7 - Debt of the notes to consolidated financial statements. As of March 31, 2023, there were borrowings of $100.0 million outstanding under the 2020 Revolving Credit Facility and the balance of the 2020 Term Loan was $242.8 million. Based on the $342.8 million of borrowings outstanding under the 2020 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $2.5 million in the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $2.5 million in the next twelve months. The 2020 Credit Agreement expires on March 2, 2025.
At the end of 2021, one-week and two-month LIBOR were discontinued. It is expected that the remaining maturities of LIBOR will continue to be published through June 2023, after which they will be discontinued. We believe our exposure to market risk associated with the discontinuation of LIBOR is limited as: (a) our 2020 Credit Agreement contains provisions which allow for the use of alternate benchmark rates, (b) we have not historically utilized the maturities that were discontinued in 2021 for any transaction, including borrowings under our 2020 Credit Agreement, and (c) we are not exposed to any other material contracts that reference LIBOR. In accordance with the provisions contained in our 2020 Credit Agreement, we anticipate amending such agreement during the second quarter of 2023 to change the reference rate from LIBOR to SOFR. We do not anticipate that this amendment will have a material impact on our financial position and/or results of operations.
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
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction, building services, and industrial services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of approximately 13,400 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, our fixed price contracts generally do not allow us to adjust our prices and, as a result, increases in material costs could reduce our profitability with respect to projects in progress. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding the impact of fluctuations in commodity and material prices on our results of operations for the three months ended March 31, 2023.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2023 to January 31, 2023	—	—	—	$389,799,870
February 1, 2023 to February 28, 2023	—	—	—	$389,799,870
March 1, 2023 to March 31, 2023	103,218	155.76	103,218	$373,722,478
Total	103,218	155.76	103,218

(1)In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $2.15 billion of our outstanding common stock. As of March 31, 2023, there remained authorization for us to repurchase approximately $373.7 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. Refer to Note 10 - Common Stock of the notes to consolidated financial statements for further information regarding our share repurchase program.
(2)Excludes 32,383 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.
(3)Price paid per share includes any applicable broker commission as well as an estimate of the excise tax due resulting from our net share repurchases during the period. Estimates of excise tax may be subject to change in subsequent reporting periods, particularly if the amount of our share issuances exceed our share repurchases, thereby reducing the estimated excise tax due for the annual period.
ITEM 4.   MINE SAFETY DISCLOSURES.
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this quarterly report.

ITEM 6.   EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(b)	Second Amended and Restated By-Laws of EMCOR	Exhibit 3.1 to EMCOR’s Report on Form 8-K (Date of Report October 25, 2022)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95.1	Information concerning mine safety violations or other regulatory matters	Filed herewith
101	The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.	Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 27, 2023

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ MARK A. POMPA
Mark A. Pompa
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

BY:	/s/ JASON R. NALBANDIAN
Jason R. Nalbandian
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)