Form 10-Q
period 2023-06-30
EMCOR Group, Inc.
filed 2023-07-27
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Number of shares of Common Stock outstanding as of the close of business on July 21, 2023: 47,135,026 shares.

[This Page Intentionally Left Blank]

EMCOR Group, Inc.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning. Forward-looking statements in this report include discussions of our future operating or financial performance and other forward-looking commentary regarding aspects of our business, including market share growth, gross profit, remaining performance obligations, project mix, projects with varying profit margins and contractual terms, selling, general and administrative expenses, our ability to maintain a strong safety record, and trends in our business, and other characterizations of future events or circumstances, such as the effects of supply chain disruptions and delays. Each forward-looking statement included in this report is subject to risks and uncertainties, including those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report, and in our Form 10-K for the year ended December 31, 2022, including, without limitation, the “Risk Factors” section of such Form 10-K. Applicable risks and uncertainties include, but are not limited to:
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

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	(Unaudited) June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$503,052	$456,439
Accounts receivable, less allowance for credit losses of $20,707 and $22,382, respectively	2,852,103	2,567,371
Contract assets	289,368	273,176
Inventories	106,080	85,641
Prepaid expenses and other	59,018	79,346
Total current assets	3,809,621	3,461,973
Property, plant and equipment, net	162,594	157,819
Operating lease right-of-use assets	299,672	268,063
Goodwill	927,485	919,151
Identifiable intangible assets, net	574,475	593,975
Other assets	133,822	123,626
Total assets	$5,907,669	$5,524,607
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$15,399	$15,567
Accounts payable	790,158	849,284
Contract liabilities	1,357,740	1,098,263
Accrued payroll and benefits	444,143	465,000
Other accrued expenses and liabilities	270,837	258,190
Operating lease liabilities, current	71,185	67,218
Total current liabilities	2,949,462	2,753,522
Long-term debt and finance lease liabilities	231,454	231,625
Operating lease liabilities, long-term	250,926	220,764
Other long-term obligations	357,740	344,405
Total liabilities	3,789,582	3,550,316
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 61,062,601 and 60,947,947 shares issued, respectively	611	609
Capital surplus	81,556	74,795
Accumulated other comprehensive loss	(86,527)	(93,451)
Retained earnings	3,450,553	3,214,281
Treasury stock, at cost 13,932,485 and 13,281,222 shares, respectively	(1,328,808)	(1,222,645)
Total EMCOR Group, Inc. stockholders’ equity	2,117,385	1,973,589
Noncontrolling interests	702	702
Total equity	2,118,087	1,974,291
Total liabilities and equity	$5,907,669	$5,524,607
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues	$3,045,622	$2,707,388	$5,936,054	$5,299,937
Cost of sales	2,555,562	2,324,380	5,009,932	4,564,374
Gross profit	490,060	383,008	926,122	735,563
Selling, general and administrative expenses	293,393	245,364	574,545	497,962
Operating income	196,667	137,644	351,577	237,601
Net periodic pension (cost) income	(282)	1,094	(556)	2,263
Interest expense, net	(2,692)	(1,751)	(4,524)	(3,040)
Income before income taxes	193,693	136,987	346,497	236,824
Income tax provision	53,098	36,323	94,429	62,774
Net income	$140,595	$100,664	$252,068	$174,050

Basic earnings per common share	$2.97	$1.99	$5.30	$3.37

Diluted earnings per common share	$2.95	$1.99	$5.28	$3.36

Dividends declared per common share	$0.18	$0.13	$0.33	$0.26
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$140,595	$100,664	$252,068	$174,050
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,614	(7,703)	5,871	(10,545)
Post-retirement plans, amortization of actuarial loss included in net income (1)	534	429	1,053	884
Other comprehensive income (loss)	4,148	(7,274)	6,924	(9,661)
Comprehensive income	$144,743	$93,390	$258,992	$164,389
_________
(1)Net of tax of $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and net of tax of $0.4 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows - operating activities:
Net income	$252,068	$174,050
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,393	23,106
Amortization of identifiable intangible assets	32,100	30,031
Non-cash share-based compensation expense	7,535	6,463
Other reconciling items	(3,685)	2,290
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(98,479)	(254,791)
Net cash provided by (used in) operating activities	214,932	(18,851)
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(22,384)	(26,614)
Proceeds from sale or disposal of property, plant and equipment	10,514	1,033
Purchases of property, plant and equipment	(36,564)	(27,747)
Net cash used in investing activities	(48,434)	(53,328)
Cash flows - financing activities:
Proceeds from revolving credit facility	100,000	100,000
Repayments of revolving credit facility	(100,000)	(100,000)
Repayments of finance lease liabilities	(1,477)	(1,889)
Dividends paid to stockholders	(15,714)	(13,619)
Repurchases of common stock	(105,299)	(454,317)
Taxes paid related to net share settlements of equity awards	(5,295)	(7,239)
Issuances of common stock under employee stock purchase plan	4,441	4,023
Payments for contingent consideration arrangements	(3,026)	(2,049)
Net cash used in financing activities	(126,370)	(475,090)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,856	(11,757)
Increase (decrease) in cash, cash equivalents, and restricted cash	45,984	(559,026)
Cash, cash equivalents, and restricted cash at beginning of year (1)	457,068	822,568
Cash, cash equivalents, and restricted cash at end of period (2)	$503,052	$263,542
_________
(1)Includes $0.6 million and $1.2 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.
(2)Includes $1.2 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of June 30, 2022.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended June 30, 2022 and 2023
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, March 31, 2022	$2,135,798	$608	$62,374	$(85,949)	$2,901,909	$(743,846)	$702
Net income	100,664	—	—	—	100,664	—	—
Other comprehensive loss	(7,274)	—	—	(7,274)	—	—	—
Common stock issued under share-based compensation plans	1	1	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(2,295)	—	(2,295)	—	—	—	—
Common stock issued under employee stock purchase plan	2,068	—	2,068	—	—	—	—
Common stock dividends	(6,689)	—	40	—	(6,729)	—	—
Repurchases of common stock	(272,507)	—	—	—	—	(272,507)	—
Share-based compensation expense	3,025	—	3,025	—	—	—	—
Balance, June 30, 2022	$1,952,791	$609	$65,212	$(93,223)	$2,995,844	$(1,016,353)	$702

Balance, March 31, 2023	$2,066,325	$610	$75,850	$(90,675)	$3,318,560	$(1,238,722)	$702
Net income	140,595	—	—	—	140,595	—	—
Other comprehensive income	4,148	—	—	4,148	—	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(53)	—	(53)	—	—	—	—
Common stock issued under employee stock purchase plan	2,273	—	2,273	—	—	—	—
Common stock dividends	(8,563)	—	39	—	(8,602)	—	—
Repurchases of common stock	(90,086)	—	—	—	—	(90,086)	—
Share-based compensation expense	3,448	—	3,448	—	—	—	—
Balance, June 30, 2023	$2,118,087	$611	$81,556	$(86,527)	$3,450,553	$(1,328,808)	$702
_________
(1)Represents cumulative foreign currency translation adjustments and post-retirement liability adjustments.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the six months ended June 30, 2022 and 2023
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2021	$2,253,089	$607	$61,874	$(83,562)	$2,835,504	$(562,036)	$702
Net income	174,050	—	—	—	174,050	—	—
Other comprehensive loss	(9,661)	—	—	(9,661)	—	—	—
Common stock issued under share-based compensation plans	2	2	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(7,239)	—	(7,239)	—	—	—	—
Common stock issued under employee stock purchase plan	4,023	—	4,023	—	—	—	—
Common stock dividends	(13,619)	—	91	—	(13,710)	—	—
Repurchases of common stock	(454,317)	—	—	—	—	(454,317)	—
Share-based compensation expense	6,463	—	6,463	—	—	—	—
Balance, June 30, 2022	$1,952,791	$609	$65,212	$(93,223)	$2,995,844	$(1,016,353)	$702

Balance, December 31, 2022	$1,974,291	$609	$74,795	$(93,451)	$3,214,281	$(1,222,645)	$702
Net income	252,068	—	—	—	252,068	—	—
Other comprehensive income	6,924	—	—	6,924	—	—	—
Common stock issued under share-based compensation plans	—	2	(2)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(5,295)	—	(5,295)	—	—	—	—
Common stock issued under employee stock purchase plan	4,441	—	4,441	—	—	—	—
Common stock dividends	(15,714)	—	82	—	(15,796)	—	—
Repurchases of common stock	(106,163)	—	—	—	—	(106,163)	—
Share-based compensation expense	7,535	—	7,535	—	—	—	—
Balance, June 30, 2023	$2,118,087	$611	$81,556	$(86,527)	$3,450,553	$(1,328,808)	$702
 _________
(1)Represents cumulative foreign currency translation adjustments and post-retirement liability adjustments.
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
The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.
NOTE 2 - New Accounting Pronouncements
The Financial Accounting Standards Board (the “FASB”) has issued an accounting standards update, which provides temporary optional expedients and exceptions to existing U.S. GAAP. This guidance is aimed at easing the financial reporting burdens related to reference rate reform, including the market transition from the London interbank offered rate (“LIBOR”), or other interbank offered rates, to alternative reference rates. Such accounting pronouncement, as amended, allows entities to account for and present certain contract modifications, which occur before December 31, 2024 and result from the transition to an alternative reference rate, as an event that does not require remeasurement at the modification date or reassessment of a previous accounting determination. In order to utilize such guidance, an entity must first conclude that the modified terms directly replace or have the potential to replace an eligible reference rate due to reference rate reform, and that any contemporaneous changes to other terms that change, or have the potential to change, the amount or timing of contractual cash flows are related to the replacement of a reference rate. Our credit agreement contains provisions that allow for an amendment to use alternative reference rates upon the discontinuation of LIBOR. In accordance with these provisions, we amended such agreement during the second quarter of 2023, to change the reference rate from LIBOR to an interest rate based on the secured overnight financing rate, as administered by the Federal Reserve Bank of New York (“SOFR”). As such amendment falls within the scope of the aforementioned guidance, we adopted this accounting pronouncement and utilized the optional expedients referenced above. The amendment of our credit agreement and the adoption of this accounting pronouncement did not have a material impact on our financial position and/or results of operations.
A copy of the amendment to our credit agreement is included as Exhibit 4(a) to this quarterly report. Refer to Note 7 - Debt for further information regarding our credit agreement, including our borrowing rates.
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
Based on an evaluation of individual projects that had revisions to total estimated costs or anticipated contract value, which resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted during the three and six months ended June 30, 2023 and 2022, as summarized in the following table (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
United States electrical construction and facilities services	$2,616	$7,721	$8,345	$14,261
United States mechanical construction and facilities services	—	4,110	2,686	9,533
United States building services	1,084	—	1,544	—
Total impact	$3,700	$11,831	$12,575	$23,794

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
During the three and six months ended June 30, 2023, we recognized revenue of approximately $8.0 million and $9.0 million, respectively, on individual projects that were substantially complete in prior periods, but had revisions to total estimated cost or anticipated contract value, which resulted in an increase to profitability in excess of $1.0 million. Such revenue was recognized entirely within our United States mechanical construction and facilities services segment. There were no significant amounts of revenue recognized during the three and six months ended June 30, 2022 related to performance obligations satisfied in prior periods.
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide construction services relating to electrical and mechanical systems, as well as to provide a number of building services and industrial services to our customers. Our contracts are with many different customers in numerous industries.
The following tables provide further disaggregation of our revenues, by categories we use to evaluate our financial performance within each of our reportable segments, for the three and six months ended June 30, 2023 and 2022 (in thousands, except for percentages). Refer to Note 14 - Segment Information of the notes to consolidated financial statements for additional information on how we disaggregate our revenues by reportable segment.
Due to continued growth in certain of our end markets, beginning with the first quarter of 2023, we have expanded the market sectors included in the disclosure for each of our United States construction segments, as shown below. All prior period disclosures have been adjusted to additionally reflect these changes.

	For the three months ended June 30,
	2023	% of Total	2022	% of Total
United States electrical construction and facilities services:
Network and communications market sector	$215,288	32%	$179,491	32%
Commercial market sector	93,820	14%	94,009	16%
Manufacturing and industrial market sector	95,883	14%	65,304	12%
Healthcare market sector	64,813	9%	43,278	8%
High-tech manufacturing market sector	38,039	6%	22,955	4%
Institutional market sector	37,250	5%	37,689	7%
Transportation market sector	41,247	6%	42,440	7%
Water and wastewater market sector	4,603	1%	5,184	1%
Hospitality and entertainment market sector	19,750	3%	5,440	1%
Short duration projects (1)	50,740	7%	52,868	9%
Service work	17,276	3%	17,095	3%
	678,709		565,753
Less intersegment revenues	(542)		(1,641)
Total segment revenues	$678,167		$564,112
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the three months ended June 30,
	2023	% of Total	2022	% of Total
United States mechanical construction and facilities services:
Network and communications market sector	$87,034	7%	$60,643	6%
Commercial market sector	289,304	24%	266,321	25%
Manufacturing and industrial market sector	166,051	14%	155,290	15%
Healthcare market sector	117,842	10%	126,985	12%
High-tech manufacturing market sector	177,653	15%	71,528	7%
Institutional market sector	71,626	6%	86,727	8%
Transportation market sector	9,229	1%	16,246	1%
Water and wastewater market sector	67,286	6%	67,746	6%
Hospitality and entertainment market sector	13,531	1%	11,418	1%
Short duration projects (1)	73,978	6%	84,470	8%
Service work	122,278	10%	112,905	11%
	1,195,812		1,060,279
Less intersegment revenues	(1,699)		(2,630)
Total segment revenues	$1,194,113		$1,057,649
 ________
(1)Represents those projects which generally are completed within three months or less.

	For the three months ended June 30,
	2023	% of Total	2022	% of Total
United States building services:
Mechanical services	$514,505	66%	$448,024	65%
Commercial site-based services	207,323	27%	193,082	28%
Government site-based services	53,184	7%	45,439	7%
Total segment revenues	$775,012		$686,545

	For the three months ended June 30,
	2023	% of Total	2022	% of Total
United States industrial services:
Field services	$250,877	86%	$247,542	87%
Shop services	41,406	14%	36,992	13%
Total segment revenues	$292,283		$284,534

Total United States operations	$2,939,575		$2,592,840

	For the three months ended June 30,
	2023	% of Total	2022	% of Total
United Kingdom building services:
Service work	$51,682	49%	$54,261	47%
Project work	54,365	51%	60,287	53%
Total segment revenues	$106,047		$114,548

Total operations	$3,045,622		$2,707,388

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the six months ended June 30,
	2023	% of Total	2022	% of Total
United States electrical construction and facilities services:
Network and communications market sector	$429,039	32%	$324,865	30%
Commercial market sector	190,918	14%	195,850	18%
Manufacturing and industrial market sector	181,124	14%	131,769	12%
Healthcare market sector	120,316	9%	75,348	7%
High-tech manufacturing market sector	68,593	5%	42,824	4%
Institutional market sector	74,661	6%	69,455	6%
Transportation market sector	75,149	6%	87,522	8%
Water and wastewater market sector	12,061	1%	10,496	1%
Hospitality and entertainment market sector	39,802	3%	11,294	1%
Short duration projects (1)	98,420	7%	108,916	10%
Service work	34,153	3%	30,424	3%
	1,324,236		1,088,763
Less intersegment revenues	(1,323)		(2,621)
Total segment revenues	$1,322,913		$1,086,142
________
(1)Represents those projects which generally are completed within three months or less.

	For the six months ended June 30,
	2023	% of Total	2022	% of Total
United States mechanical construction and facilities services:
Network and communications market sector	$186,455	8%	$116,277	6%
Commercial market sector	545,150	24%	527,821	26%
Manufacturing and industrial market sector	307,686	13%	304,861	15%
Healthcare market sector	230,570	10%	246,817	12%
High-tech manufacturing market sector	294,449	13%	129,101	6%
Institutional market sector	135,674	6%	152,649	7%
Transportation market sector	21,447	1%	32,299	2%
Water and wastewater market sector	135,948	6%	129,490	6%
Hospitality and entertainment market sector	23,608	1%	24,198	1%
Short duration projects (1)	155,395	7%	178,029	9%
Service work	239,466	11%	213,649	10%
	2,275,848		2,055,191
Less intersegment revenues	(3,177)		(4,898)
Total segment revenues	$2,272,671		$2,050,293
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the six months ended June 30,
	2023	% of Total	2022	% of Total
United States building services:
Mechanical services	$977,039	65%	$829,421	63%
Commercial site-based services	416,694	28%	396,632	30%
Government site-based services	106,654	7%	96,119	7%
Total segment revenues	$1,500,387		$1,322,172

	For the six months ended June 30,
	2023	% of Total	2022	% of Total
United States industrial services:
Field services	$536,721	86%	$518,960	87%
Shop services	86,445	14%	76,325	13%
Total segment revenues	$623,166		$595,285

Total United States operations	$5,719,137		$5,053,892

	For the six months ended June 30,
	2023	% of Total	2022	% of Total
United Kingdom building services:
Service work	$103,345	48%	$119,078	48%
Project work	113,572	52%	126,967	52%
Total segment revenues	$216,917		$246,045

Total operations	$5,936,054		$5,299,937
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
At June 30, 2023 and December 31, 2022, our allowance for credit losses was $20.7 million and $22.4 million, respectively. The decrease in our allowance for credit losses was attributable to the write-off of specific amounts deemed uncollectible, partially offset by the provision for credit losses recorded during the first six months of 2023. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses. The change in the allowance for credit losses for the six months ended June 30, 2023 was as follows (in thousands):

Balance at December 31, 2022	$22,382
Provision for credit losses	3,115
Net amounts written off against the allowance	(4,790)
Balance at June 30, 2023	$20,707

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
Net contract liabilities in the accompanying Consolidated Balance Sheets consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Contract assets, current	$289,368	$273,176
Contract assets, non-current	—	—
Contract liabilities, current	(1,357,740)	(1,098,263)
Contract liabilities, non-current	(2,120)	(2,273)
Net contract liabilities	$(1,070,492)	$(827,360)
The $243.1 million increase in net contract liabilities for the six months ended June 30, 2023 was primarily attributable to an increase in net contract liabilities on our uncompleted construction projects, partially as a result of the timing of invoicing to our customers, which included customer deposits and advanced billings on several large projects in the earlier stages of completion, resulting in amounts invoiced exceeding the revenue recognized for such projects. There was no significant impairment of contract assets recognized during the periods presented.
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations as of June 30, 2023 (in thousands, except for percentages):

	June 30, 2023	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$2,180,133	26%
United States mechanical construction and facilities services	4,552,211	55%
United States building services	1,255,165	15%
United States industrial services	144,731	2%
Total United States operations	8,132,240	98%
United Kingdom building services	153,919	2%
Total operations	$8,286,159	100%

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Our remaining performance obligations at June 30, 2023 were $8.29 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.
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
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$1,688,250	$491,883
United States mechanical construction and facilities services	3,761,074	791,137
United States building services	1,107,281	147,884
United States industrial services	143,228	1,503
Total United States operations	6,699,833	1,432,407
United Kingdom building services	104,658	49,261
Total operations	$6,804,491	$1,481,668
NOTE 4 - Acquisitions of Businesses
Acquisitions are accounted for utilizing the acquisition method of accounting and the prices paid for them are allocated to their respective assets and liabilities based upon the estimated fair value of such assets and liabilities at the dates of their respective acquisition by us.
During the first half of 2023, we acquired five companies, each for an immaterial amount. Two companies have been included within our Unites States mechanical construction and facilities services segment, one of which provides mechanical and pipe fabrication services, and one of which provides fire protection services, both in the Midwestern region of the United States. The other three companies have been included within our United States building services segment and provide mechanical services in the Western and Midwestern regions of the United States. The results of operations for all such companies were de minimis.
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

NOTE 4 - Acquisitions of Businesses (Continued)
United States, respectively, and that have been included within our United States mechanical construction and facilities services segment, (ii) two companies that specialize in either building automation and controls or mechanical services in the Southwestern and Southern regions of the United States, respectively, and that have been included within our United States building services segment, and (iii) a company that provides electrical construction services in the Midwestern region of the United States and that has been included within our United States electrical construction and facilities services segment. In connection with these acquisitions, we acquired working capital of $7.1 million and other net liabilities of $1.1 million, and have ascribed $28.9 million to goodwill and $65.9 million to identifiable intangible assets.
We expect that all of the goodwill acquired in connection with these acquisitions will be deductible for tax purposes. The purchase price allocations for the businesses acquired in 2023 are preliminary and subject to change during their respective measurement periods. As we finalize such purchase price allocations, adjustments may be recorded relating to finalization of intangible asset valuations, tax matters, or other items. Although not expected to be significant, such adjustments may result in changes in the valuation of assets and liabilities acquired. The purchase price allocations for the businesses acquired in 2022 have been finalized during their respective measurement periods with an insignificant impact.
On June 30, 2023, we entered into a definitive agreement to acquire ECM Holding Group, Inc. (“ECM”) in an all-cash transaction. ECM is a leading national energy specialty services firm, with estimated 2023 revenues of approximately $60 million. The transaction is expected to close in the third quarter of 2023, subject to customary closing conditions. Upon closing, its results will be included within our United States building services segment.
NOTE 5 - Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per share data):

	For the three months ended June 30,
	2023	2022
Numerator:
Net income	$140,595	$100,664
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	47,393,493	50,507,024
Effect of dilutive securities—Share-based awards	195,176	204,746
Shares used to compute diluted earnings per common share	47,588,669	50,711,770

Basic earnings per common share	$2.97	$1.99

Diluted earnings per common share	$2.95	$1.99

	For the six months ended June 30,
	2023	2022
Numerator:
Net income	$252,068	$174,050
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	47,584,656	51,610,014
Effect of dilutive securities—Share-based awards	182,586	204,150
Shares used to compute diluted earnings per common share	47,767,242	51,814,164

Basic earnings per common share	$5.30	$3.37

Diluted earnings per common share	$5.28	$3.36

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 5 - Earnings Per Share (Continued)
The number of share-based awards excluded from the computation of diluted EPS for the three and six months ended June 30, 2023 because they would be anti-dilutive were 8,726 and 9,026, respectively. The number of share-based awards excluded from the computation of diluted EPS for the three and six months ended June 30, 2022 because they would be anti-dilutive were 57,949 and 57,899, respectively.
NOTE 6 - Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Raw materials and construction materials	$88,661	$74,014
Work in process	17,419	11,627
Inventories	$106,080	$85,641
The increase in inventories as of June 30, 2023, compared to December 31, 2022, was a result of: (a) advanced purchases of materials and equipment for use on specific construction projects, in an effort to mitigate the impact of increased lead times, which have resulted from supply chain disruptions, (b) an increase in raw materials on hand to support our fabrication facilities given the growth in demand for our fire protection services, and (c) higher levels of work in process inventory within our United States industrial services segment given greater new build heat exchanger orders.
NOTE 7 - Debt
Debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Term loan	$242,813	$242,813
Unamortized debt issuance costs	(1,600)	(2,080)
Finance lease liabilities	5,640	6,459
Total debt	246,853	247,192
Less: current maturities	15,399	15,567
Total long-term debt	$231,454	$231,625
Credit Agreement
We have a credit agreement dated as of March 2, 2020, which provides for a $1.3 billion revolving credit facility (the “2020 Revolving Credit Facility”) and a $300.0 million term loan (the “2020 Term Loan”) (collectively referred to as the “Original 2020 Credit Agreement”) expiring March 2, 2025. On April 28, 2023, we entered into the First Amendment to the Original 2020 Credit Agreement (the “First Amendment”), pursuant to which the reference rate contained therein was changed from LIBOR to Adjusted Term SOFR (as defined below). The Original 2020 Credit Agreement, as amended by the First Amendment, is hereinafter referred to as “the 2020 Credit Agreement.” We may increase the 2020 Revolving Credit Facility to $1.9 billion if additional lenders are identified and/or existing lenders are willing to increase their current commitments. We may allocate up to $400.0 million of available capacity under the 2020 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries.
As of June 30, 2023 and December 31, 2022, the balance of the 2020 Term Loan was $242.8 million. There were no direct borrowings outstanding under the 2020 Revolving Credit Facility as of June 30, 2023 and December 31, 2022. However, outstanding letters of credit reduce the available capacity under such facility, and as of June 30, 2023 and December 31, 2022, we had $130.9 million and $71.3 million, respectively, of letters of credit outstanding.
At the Company’s election, borrowings under the 2020 Credit Agreement bear interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable tenor plus 0.10% (“Adjusted Term SOFR”) (5.34% at June 30, 2023) plus a margin of 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of: (a) the prime commercial lending rate announced by Bank of Montreal from time to time (8.25% at June 30, 2023), (b) the federal funds effective rate, plus ½ of 1.00%, (c) Adjusted Term SOFR for a one-month tenor, plus 1.00%, or (d) 0.00%.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7 - Debt (Continued)
The interest rates in effect at June 30, 2023 and December 31, 2022 were 6.34% and 5.73%, respectively. A commitment fee is payable on the average daily unused amount of the 2020 Revolving Credit Facility, which ranges from 0.10% to 0.25%, based on certain financial tests. The fee was 0.10% of the unused amount as of June 30, 2023 and December 31, 2022. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests. We capitalized an additional $3.1 million of debt issuance costs associated with the 2020 Credit Agreement. Debt issuance costs are amortized over the life of the agreement as part of interest expense.
Obligations under the 2020 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2020 Credit Agreement contains various covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of June 30, 2023 and December 31, 2022.
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
Recurring Fair Value Measurements
The following tables summarize the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	Assets at Fair Value as of June 30, 2023
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$503,052	$—	$—	$503,052
Deferred compensation plan assets (2)	45,045	—	—	45,045
Total	$548,097	$—	$—	$548,097

	Assets at Fair Value as of December 31, 2022
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$456,439	$—	$—	$456,439
Deferred compensation plan assets (2)	36,882	—	—	36,882
Restricted cash (3)	629	—	—	629
Total	$493,950	$—	$—	$493,950
 _________________________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At June 30, 2023 and December 31, 2022, we had $272.4 million and $209.4 million, respectively, in money market funds. From time to time, we have cash balances in certain of our domestic bank accounts that exceed federally insured limits.
(2)Deferred compensation plan assets are classified as “Other assets” in the Consolidated Balance Sheets.
(3)Restricted cash is classified as “Prepaid expenses and other” in the Consolidated Balance Sheets. Restricted cash primarily represents cash held in account for use on customer contracts.

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
NOTE 9 - Income Taxes
The following table presents our income tax provision and our income tax rate for the three and six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Income tax provision	$53,098	$36,323	$94,429	$62,774
Income tax rate	27.4%	26.5%	27.3%	26.5%
The difference between the U.S. statutory tax rate of 21% and our effective income tax rate for both the three and six months ended June 30, 2023 and 2022 was primarily a result of state and local income taxes and other permanent book-to-tax differences.
The increase in our income tax provision for the three and six months ended June 30, 2023, when compared to the three and six months ended June 30, 2022, was due to: (a) greater income before income taxes, and (b) an increase in our effective income tax rate. The change in our effective income tax rate was attributable to an increase in certain permanent book-to-tax differences, including the impact of the expiration of specific provisions within the Consolidated Appropriations Act, 2021, which allowed for a 100% tax deduction for business meals in 2022. For periods after December 31, 2022, the tax deduction for business meals has been reduced to 50%.
As of June 30, 2023 and December 31, 2022, we had no unrecognized income tax benefits.
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. Our income tax returns are subject to audit by various taxing authorities and are currently under examination for the years 2017 through 2020.
NOTE 10 - Common Stock
As of June 30, 2023 and December 31, 2022, there were 47,130,116 and 47,666,725 shares of our common stock outstanding, respectively.
During the three months ended June 30, 2023 and 2022, we issued 42,578 and 76,426 shares of common stock, respectively. During the six months ended June 30, 2023 and 2022, we issued 114,654 and 171,757 shares of common stock, respectively. These shares were issued upon either the satisfaction of required conditions under our share-based compensation plans or the purchase of common stock pursuant to our employee stock purchase plan.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.18 per share.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 - Common Stock (Continued)
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $2.15 billion of our outstanding common stock. During the six months ended June 30, 2023, we repurchased approximately 0.7 million shares of our common stock for approximately $106.2 million. Since the inception of the repurchase program through June 30, 2023, we have repurchased approximately 25.7 million shares of our common stock for approximately $1.87 billion. As of June 30, 2023, there remained authorization for us to repurchase approximately $283.6 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2020 Credit Agreement placing limitations on such repurchases.
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
Components of Net Periodic Pension Cost
The components of net periodic pension cost (income) of the UK Plan for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Interest cost	$2,451	$1,452	$4,827	$2,981
Expected return on plan assets	(2,878)	(3,082)	(5,669)	(6,326)
Amortization of unrecognized loss	658	528	1,297	1,084
Net periodic pension cost (income)	$231	$(1,102)	$455	$(2,261)

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
Surety Bonds
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of June 30, 2023, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.4 billion, which represents approximately 17% of our total remaining performance obligations.
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds may be issued as collateral for certain insurance obligations. As of June 30, 2023, we satisfied approximately $48.1 million of the collateral requirements of our insurance programs by utilizing surety bonds.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 12 - Commitments and Contingencies (Continued)
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. As of June 30, 2023 and December 31, 2022, the estimated current portion of such undiscounted insurance liabilities, included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets, were $53.9 million and $54.8 million, respectively. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” as of June 30, 2023 and December 31, 2022 were $234.3 million and $221.7 million, respectively. The current portion of anticipated insurance recoveries of $15.1 million and $16.0 million as of June 30, 2023 and December 31, 2022, respectively, were included in “Prepaid expenses and other” and the non-current portion of anticipated insurance recoveries of $57.9 million and $59.0 million as of June 30, 2023 and December 31, 2022, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets.
NOTE 13 - Additional Cash Flow Information
The following table presents additional cash flow information for the six months ended June 30, 2023 and 2022 (in thousands):

	For the six months ended June 30,
	2023	2022
Cash paid for:
Interest	$9,678	$3,096
Income taxes	$98,626	$103,560
Right-of-use assets obtained in exchange for new operating lease liabilities	$70,059	$43,183
Right-of-use assets obtained in exchange for new finance lease liabilities	$457	$576
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)
The following tables present financial information for each of our reportable segments for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the three months ended June 30,
	2023	2022
Revenues from unrelated entities:
United States electrical construction and facilities services	$678,167	$564,112
United States mechanical construction and facilities services	1,194,113	1,057,649
United States building services	775,012	686,545
United States industrial services	292,283	284,534
Total United States operations	2,939,575	2,592,840
United Kingdom building services	106,047	114,548
Total operations	$3,045,622	$2,707,388

Total revenues:
United States electrical construction and facilities services	$679,006	$566,029
United States mechanical construction and facilities services	1,209,242	1,064,925
United States building services	802,934	711,527
United States industrial services	293,057	287,440
Less intersegment revenues	(44,664)	(37,081)
Total United States operations	2,939,575	2,592,840
United Kingdom building services	106,047	114,548
Total operations	$3,045,622	$2,707,388

	For the six months ended June 30,
	2023	2022
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,322,913	$1,086,142
United States mechanical construction and facilities services	2,272,671	2,050,293
United States building services	1,500,387	1,322,172
United States industrial services	623,166	595,285
Total United States operations	5,719,137	5,053,892
United Kingdom building services	216,917	246,045
Total operations	$5,936,054	$5,299,937

Total revenues:
United States electrical construction and facilities services	$1,324,660	$1,089,443
United States mechanical construction and facilities services	2,308,726	2,061,955
United States building services	1,551,544	1,371,584
United States industrial services	631,564	611,941
Less intersegment revenues	(97,357)	(81,031)
Total United States operations	5,719,137	5,053,892
United Kingdom building services	216,917	246,045
Total operations	$5,936,054	$5,299,937

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)

	For the three months ended June 30,
	2023	2022
Operating income (loss):
United States electrical construction and facilities services	$50,722	$35,095
United States mechanical construction and facilities services	119,847	76,612
United States building services	46,137	38,494
United States industrial services	7,887	6,458
Total United States operations	224,593	156,659
United Kingdom building services	5,927	6,415
Corporate administration	(33,853)	(25,430)
Total operations	196,667	137,644
Other items:
Net periodic pension (cost) income	(282)	1,094
Interest expense, net	(2,692)	(1,751)
Income before income taxes	$193,693	$136,987

	For the six months ended June 30,
	2023	2022
Operating income (loss):
United States electrical construction and facilities services	$91,238	$55,088
United States mechanical construction and facilities services	206,074	135,045
United States building services	83,787	62,657
United States industrial services	22,907	19,716
Total United States operations	404,006	272,506
United Kingdom building services	11,351	17,003
Corporate administration	(63,780)	(51,908)
Total operations	351,577	237,601
Other items:
Net periodic pension (cost) income	(556)	2,263
Interest expense, net	(4,524)	(3,040)
Income before income taxes	$346,497	$236,824

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)

	June 30, 2023	December 31, 2022
Total assets:
United States electrical construction and facilities services	$1,124,329	$1,078,405
United States mechanical construction and facilities services	2,049,168	1,835,001
United States building services	1,312,263	1,206,518
United States industrial services	566,959	552,545
Total United States operations	5,052,719	4,672,469
United Kingdom building services	268,845	255,547
Corporate administration	586,105	596,591
Total operations	$5,907,669	$5,524,607

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Market Update
Our business and end markets remain resilient despite the impact of uncertain global economic conditions, including supply chain, production, and other logistical issues, an inflationary cost environment, rising interest rates, and skilled labor shortages in certain regions. The continued strength in demand for our services is reflected in our results of operations for the first half of 2023, during which we experienced an increase in both revenue and operating income when compared to the first half of 2022. As evidenced by the growth in our remaining performance obligations, which increased to $8.29 billion at June 30, 2023, from $7.46 billion at December 31, 2022, we anticipate a similar level of demand for our services throughout the remainder of the year, provided that the business environment does not significantly deteriorate.
Although improved from the year ago period, we continue to experience pressures in our supply chain, which are resulting in material and equipment lead times significantly in excess of normal levels. Delays in critical material and equipment deliveries have additionally resulted in us funding purchases at earlier stages of project progression, or in advance of project commencement. While we generally strive to negotiate advanced payments or billing terms with our customers that allow us to invoice for these amounts, such purchases may apply pressure on our working capital requirements in future periods. Although we experienced a reduction in commodity prices when compared to the prior year period, and current economic indicators suggest that inflation is slowing, there continues to be volatility in the price of fuel, certain materials, and other commodities used in our operations. Further, in an effort to mitigate inflation, the Federal Reserve Board increased the federal funds rate throughout 2022 and into the first quarter of 2023. While there remains uncertainty around further increases, interest rates, even at their current levels, will likely result in an increase in our annual interest expense.
Our management teams continue to adapt to the challenges of the current operating environment in order to manage our business more effectively through diligent contract negotiations, enhanced labor planning and project scheduling, and increased supplier engagement. As contractually permitted, and in order to combat inflationary pressures, we have and will continue to seek increases in pricing to the extent we experience increases in our costs. While we believe the actions we have taken continue to be effective, as evidenced in part by our operating performance and operating cash flow to date, the impact of these disruptions continues to evolve and there can be no assurance that our actions will serve to mitigate such impacts in future periods. Further, while we believe our remaining performance obligations are firm, and we have not experienced any material project cancellations to date, prolonged delays in the receipt of critical equipment could impact our ability to convert such remaining performance obligations to revenues in the near term or result in our customers seeking to delay or terminate existing or pending agreements. Lastly, the current interest rate environment may cause a decline in capital or maintenance spending of our customers or prospective customers, particularly as it pertains to short duration project work. Any of these events could result in reduced demand for our services or affect our ability to collect payment, and therefore, have a material adverse effect on our business, financial condition, and/or results of operations.

Overview
The following table presents selected financial data for the three months ended June 30, 2023 and 2022 (in thousands, except percentages and per share data):

	For the three months ended June 30,
	2023	2022
Revenues	$3,045,622	$2,707,388
Revenues increase from prior year	12.5%	11.1%
Gross profit	$490,060	$383,008
Gross profit as a percentage of revenues	16.1%	14.1%
Operating income	$196,667	$137,644
Operating income as a percentage of revenues	6.5%	5.1%
Net income	$140,595	$100,664
Diluted earnings per common share	$2.95	$1.99
Revenues of $3.05 billion for the quarter ended June 30, 2023 set a new quarterly record for the Company and represent an increase of 12.5% from revenues of $2.71 billion for the quarter ended June 30, 2022. Demand for our services continues to be strong and, as described in further detail below, we experienced revenue growth within all of our reportable segments, except for our United Kingdom building services segment. Revenues for the second quarter of 2023 were positively impacted by incremental contribution from acquired companies of approximately $40.6 million.
Operating income for the quarter ended June 30, 2023 was $196.7 million, or 6.5% of revenues, establishing new quarterly records for the Company. This compares to operating income of $137.6 million, or 5.1% of revenues, for the quarter ended June 30, 2022. The $59.0 million increase in operating income, and corresponding 140 basis point improvement in operating margin, were a result of improved operating performance within the majority of our reportable segments. As described in further detail below, these improvements in profitability were a result of: (a) better project execution during 2023, (b) a more favorable mix of work when compared to the 2022 period, and (c) the impact in the second quarter of 2022 of certain supply chain disruptions and delays, which were greater than those experienced during the current year period.
Net income of $140.6 million, or $2.95 per diluted share, for the quarter ended June 30, 2023, compares favorably to net income of $100.7 million, or $1.99 per diluted share, for the quarter ended June 30, 2022. In addition to the increase in operating income referenced above, our diluted earnings per share for the second quarter of 2023 benefited from a reduced weighted average share count given the impact of common stock repurchases made by us throughout 2022 and 2023.
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
During the first half of 2023, we acquired five companies, each for an immaterial amount. Two companies have been included within our Unites States mechanical construction and facilities services segment, one of which provides mechanical and pipe fabrication services, and one of which provides fire protection services, both in the Midwestern region of the United States. The other three companies have been included within our United States building services segment and provide mechanical services in the Western and Midwestern regions of the United States. The results of operations for all such companies were de minimis.
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

Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended June 30,
	2023	% of Total	2022	% of Total
Revenues:
United States electrical construction and facilities services	$678,167	22%	$564,112	21%
United States mechanical construction and facilities services	1,194,113	39%	1,057,649	39%
United States building services	775,012	26%	686,545	25%
United States industrial services	292,283	10%	284,534	11%
Total United States operations	2,939,575	97%	2,592,840	96%
United Kingdom building services	106,047	3%	114,548	4%
Total operations	$3,045,622	100%	$2,707,388	100%

	For the six months ended June 30,
	2023	% of Total	2022	% of Total
Revenues:
United States electrical construction and facilities services	$1,322,913	22%	$1,086,142	20%
United States mechanical construction and facilities services	2,272,671	38%	2,050,293	39%
United States building services	1,500,387	25%	1,322,172	25%
United States industrial services	623,166	11%	595,285	11%
Total United States operations	5,719,137	96%	5,053,892	95%
United Kingdom building services	216,917	4%	246,045	5%
Total operations	$5,936,054	100%	$5,299,937	100%

As described below in more detail, as a result of revenue growth within the majority of our reportable segments, our consolidated revenues for the three months ended June 30, 2023 increased to $3.05 billion compared to $2.71 billion for the three months ended June 30, 2022, and our consolidated revenues for the six months ended June 30, 2023 increased to $5.94 billion compared to $5.30 billion for the six months ended June 30, 2022.
Revenues of our United States electrical construction and facilities services segment were $678.2 million and $1,322.9 million for the three and six months ended June 30, 2023, respectively, compared to revenues of $564.1 million and $1,086.1 million for the three and six months ended June 30, 2022, respectively. This segment’s results included $40.6 million and $75.8 million of incremental acquisition revenues for the three and six months ended June 30, 2023, respectively. Excluding the impact of acquisitions, revenues of this segment grew by $73.4 million and $160.9 million, respectively, primarily as a result of an increase in revenues within: (a) the network and communications market sector, predominantly due to our data center projects, (b) the manufacturing and industrial market sector, from contracts with certain of our energy sector customers, including those for renewable energy projects, (c) the healthcare market sector, as a result of greater activity throughout several of the regions in which we operate, and (d) the hospitality and entertainment market sector, given an increase in projects within the Western region of the United States. These revenue increases were partially offset by a reduction in revenues from the commercial and transportation market sectors given the completion or substantial completion of certain construction projects which were active in the year ago period.
Our United States mechanical construction and facilities services segment revenues for the three months ended June 30, 2023 were $1,194.1 million, a $136.5 million increase compared to revenues of $1,057.6 million for the three months ended June 30, 2022. Revenues of this segment for the six months ended June 30, 2023 were $2,272.7 million, a $222.4 million increase compared to revenues of $2,050.3 million for the six months ended June 30, 2022. The increase in this segment’s revenues for both 2023 periods was primarily attributable to revenue growth within: (a) the high-tech manufacturing market sector, as a result of increased demand for our mechanical construction and/or fire protection services by certain customers: (i) engaged in either the design and manufacturing of semiconductors or the production and development of electric vehicles and/or lithium batteries, and (ii) within the biotech, life-sciences, and pharmaceutical industries, (b) the network and communications market sector, due to increased data center project activity, and (c) the commercial market sector, inclusive of several fire protection projects within various warehousing and distribution facilities.

Revenues of our United States building services segment were $775.0 million and $1,500.4 million for the three and six months ended June 30, 2023, respectively, compared to revenues of $686.5 million and $1,322.2 million for the three and six months ended June 30, 2022, respectively. The increase in this segment’s revenues for both 2023 periods was primarily attributable to its mechanical services division, due to increased: (a) HVAC project and retrofit work, as a result of greater: (i) project execution stemming from increased availability of materials and equipment when compared to the prior year period, which experienced greater supply chain disruptions and delays, and (ii) demand for system upgrades and replacements, partially as our customers continue to seek ways to improve the energy efficiency or indoor air quality of their facilities, (b) building automation and controls projects, as we continue to expand our service offerings, and (c) service repair and maintenance volumes, given growth in our service contract base. In addition to increased revenues from its mechanical services division, this segment also experienced revenue growth during both the three and six month periods from its commercial site-based services and government site-based services divisions, due to the award of facilities maintenance contracts with new customers as well as scope or site expansion and increased project work with existing customers.
Revenues of our United States industrial services segment for the three months ended June 30, 2023 were $292.3 million, compared to revenues of $284.5 million for the three months ended June 30, 2022. Revenues of this segment for the six months ended June 30, 2023 were $623.2 million, compared to revenues of $595.3 million for the six months ended June 30, 2022. The results of operations of this segment continue to improve at a modest pace, as evidenced by the revenue growth within both this segment’s field services and shop services divisions during the first half of 2023. In addition to steady demand for maintenance and turnaround projects, we are beginning to see increased levels of capital spending by our customers, in the form of greater new build heat exchanger orders as well as through certain renewable fuel projects, which were active during the second quarter of 2023 and are anticipated to continue through the remainder of the year.
Our United Kingdom building services segment revenues were $106.0 million and $216.9 million for the three and six months ended June 30, 2023, respectively, compared to revenues of $114.5 million and $246.0 million for the three and six months ended June 30, 2022, respectively. Unfavorable exchange rate movements for the British pound versus the United States dollar negatively impacted this segment’s second quarter and year-to-date 2023 revenues by $0.4 million and $11.2 million, respectively. Excluding the impact of foreign exchange rate movements, this segment’s revenues decreased by $8.1 million and $17.9 million for the three and six months ended June 30, 2023, respectively, as a result of: (a) the loss of certain facilities maintenance contracts not renewed pursuant to rebid, and (b) a reduction in project activity, notably within the network and communications and water and wastewater market sectors.
Cost of sales and gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales), and gross profit as a percentage of revenues (“gross profit margin”) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Cost of sales	$2,555,562	$2,324,380	$5,009,932	$4,564,374
Gross profit	$490,060	$383,008	$926,122	$735,563
Gross profit margin	16.1%	14.1%	15.6%	13.9%
Our gross profit for the three months ended June 30, 2023 was $490.1 million, or 16.1% of revenues, compared to gross profit of $383.0 million, or 14.1% of revenues, for the three months ended June 30, 2022. Gross profit for the six months ended June 30, 2023 was $926.1 million, or 15.6% of revenues, compared to gross profit of $735.6 million, or 13.9% of revenues, for the six months ended June 30, 2022. While the increase in gross profit can be partially attributed to the incremental revenue contribution described above, such increase, as well as the expansion in gross profit margin, were additionally a result of stronger operating performance within the majority of our reportable segments due to improved revenue mix and/or project execution.
For the three and six months ended June 30, 2023, acquisitions contributed incremental gross profit of $5.5 million and $10.4 million, respectively, inclusive of amortization expense attributable to identifiable intangible assets of $0.9 million and $1.7 million, respectively.
Refer to the operating income section below for further discussion regarding the operating performance of each of our reportable segments.

Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses (“SG&A”) and selling, general and administrative expenses as a percentage of revenues (“SG&A margin”) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Selling, general and administrative expenses	$293,393	$245,364	$574,545	$497,962
SG&A margin	9.6%	9.1%	9.7%	9.4%
Our selling, general and administrative expenses for the three months ended June 30, 2023 were $293.4 million, or 9.6% of revenues, compared to selling, general and administrative expenses of $245.4 million, or 9.1% of revenues, for the three months ended June 30, 2022. Selling, general and administrative expenses for the six months ended June 30, 2023 were $574.5 million, or 9.7% of revenues, compared to selling, general and administrative expenses of $498.0 million, or 9.4% of revenues, for the six months ended June 30, 2022. Selling, general and administrative expenses for the three and six months ended June 30, 2023 included $5.1 million and $10.4 million, respectively, of incremental expenses directly related to companies acquired in 2023 and 2022, including amortization expense attributable to identifiable intangible assets of $1.1 million and $2.4 million, respectively.
Excluding incremental expenses from businesses acquired, the increase in selling, general and administrative expenses, and SG&A margin, for both 2023 periods was predominantly attributable to increases in incentive compensation expense across the majority of our reportable segments, due to higher projected annual operating results compared to those which were anticipated during the same prior year period, and salaries and related employment expenses, largely as a result of additional headcount to support our organic revenue growth as well as annual cost of living adjustments. In addition to these increases in employment costs, our SG&A for both 2023 periods included incremental: (a) computer hardware and software costs, as a result of various information technology and cybersecurity initiatives currently in process, (b) travel and entertainment expenses, and (c) rent and other occupancy costs driven by: (i) the expansion or addition of certain fabrication facilities, which support our operations, and (ii) the impact of inflation on the real estate market.
Operating income (loss)
The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues (“operating margin”) (in thousands, except for percentages):

	For the three months ended June 30,
	2023	% of Segment Revenues	2022	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$50,722	7.5%	$35,095	6.2%
United States mechanical construction and facilities services	119,847	10.0%	76,612	7.2%
United States building services	46,137	6.0%	38,494	5.6%
United States industrial services	7,887	2.7%	6,458	2.3%
Total United States operations	224,593	7.6%	156,659	6.0%
United Kingdom building services	5,927	5.6%	6,415	5.6%
Corporate administration	(33,853)	—	(25,430)	—
Total operations	196,667	6.5%	137,644	5.1%
Other items:
Net periodic pension (cost) income	(282)		1,094
Interest expense, net	(2,692)		(1,751)
Income before income taxes	$193,693		$136,987

	For the six months ended June 30,
	2023	% of Segment Revenues	2022	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$91,238	6.9%	$55,088	5.1%
United States mechanical construction and facilities services	206,074	9.1%	135,045	6.6%
United States building services	83,787	5.6%	62,657	4.7%
United States industrial services	22,907	3.7%	19,716	3.3%
Total United States operations	404,006	7.1%	272,506	5.4%
United Kingdom building services	11,351	5.2%	17,003	6.9%
Corporate administration	(63,780)	—	(51,908)	—
Total operations	351,577	5.9%	237,601	4.5%
Other items:
Net periodic pension (cost) income	(556)		2,263
Interest expense, net	(4,524)		(3,040)
Income before income taxes	$346,497		$236,824
Operating income for the three months ended June 30, 2023 was $196.7 million, an increase of $59.0 million compared to operating income of $137.6 million for the three months ended June 30, 2022. Operating margin for the three months ended June 30, 2023 was 6.5% compared to an operating margin of 5.1% for the three months ended June 30, 2022. This performance established new quarterly records for the Company with respect to both operating income and operating margin. For the six months ended June 30, 2023, operating income was $351.6 million, an increase of $114.0 million compared to operating income of $237.6 million for the six months ended June 30, 2022. Operating margin for the six months ended June 30, 2023 was 5.9% compared to an operating margin of 4.5% for the six months ended June 30, 2022. Similar to our quarterly performance, the results for the first six months of 2023 established new Company records with respect to operating income and operating margin for the first half of any year. As described in more detail below, improvements in profitability were experienced within the majority of our reportable segments as a result of: (a) better project execution during 2023, (b) a more favorable mix of work when compared to the 2022 periods, and (c) the impact in the first half of 2022 of certain supply chain disruptions and delays, which were greater than those experienced to date in 2023, and that, in the prior year, led to: (i) reduced labor productivity and efficiency, (ii) the under-absorption of labor costs in instances where projects were delayed pending the receipt of materials, or (iii) material and commodity price escalations.
Operating income of our United States electrical construction and facilities services segment was $50.7 million, or 7.5% of revenues, for the three months ended June 30, 2023, compared to $35.1 million, or 6.2% of revenues, for the three months ended June 30, 2022. Operating income of this segment for the six months ended June 30, 2023 was $91.2 million, or 6.9% of revenues, compared to operating income of $55.1 million, or 5.1% of revenues, for the six months ended June 30, 2022. The period-over-period increases in operating income and operating margin of this segment were largely a result of a more favorable mix of work, which resulted in increased gross profit, and gross profit margin, recognized from construction projects within the: (a) network and communications market sector, (b) commercial market sector, and (c) healthcare market sector. In addition to the aforementioned impact of project mix, operating income of this segment for both 2023 periods benefited from improved project execution when compared to the year ago periods. Although we continue to experience supply chain disruptions and delays, which are impacting project delivery in various ways, market conditions surrounding equipment availability have steadily improved over the last twelve months and our management teams continue to adapt to this environment. Such developments have resulted in improved job-site and labor productivity as well as more normalized project sequencing. These increases in gross profit, and gross profit margin, were partially offset by increased selling, general and administrative expenses and SG&A margin, largely as a result of greater incentive compensation expense recognized by several operating subsidiaries of this segment given improvements in forecasted profitability year-over-year. For the three and six months ended June 30, 2023, this segment’s operating income included incremental acquisition contribution of $0.9 million and $1.2 million, respectively, inclusive of $1.5 million and $3.0 million of amortization expense associated with identifiable intangible assets, respectively.

Our United States mechanical construction and facilities services segment’s operating income for the three months ended June 30, 2023 was $119.8 million, or 10.0% of revenues, compared to operating income of $76.6 million, or 7.2% of revenues, for the three months ended June 30, 2022. Operating income of this segment for the six months ended June 30, 2023 was $206.1 million, or 9.1% of revenues, compared to operating income of $135.0 million, or 6.6% of revenues, for the six months ended June 30, 2022. The increase in operating income, and operating margin, for both 2023 periods was primarily a result of increased gross profit, and gross profit margin, from projects within the commercial market sector, including various fire protection projects. In addition, operating income of this segment benefited from incremental gross profit contribution from the high-tech manufacturing market sector due to greater project activity, including certain construction projects for customers engaged in the manufacturing of semiconductors. Operating income and operating margin of this segment were also favorably impacted as a result of the successful close-out of certain projects during 2023. Based on an evaluation of individual projects that were substantially complete in prior periods but had revisions to total estimated cost or anticipated contract value, which resulted in an increase to profitability in excess of $1.0 million, this segment’s operating income for the three and six months ended June 30, 2023 was positively impacted by approximately $8.0 million and $9.0 million, respectively. These amounts resulted in incremental operating margin of 60 basis points for the quarterly period and 40 basis points for the year-to-date period. Similar to our United States electrical construction and facilities services segment, the results for this segment in the prior year period were negatively impacted by external market conditions, which manifested themselves through price escalations, particularly for materials and commodities, such as copper and steel, that are used in our mechanical and fire protection operations. Although there remains volatility in the pricing of these commodities, more favorable pricing year-over-year has resulted in improved profitability of this segment during the first half of 2023, as evidenced in part by the increased gross profit margin within the commercial market sector referenced above. The increases in gross profit and gross profit margin of this segment were partially offset by increased selling, general and administrative expenses and SG&A margin, given greater: (a) incentive compensation expense, due to higher projected annual operating results for certain of the operating subsidiaries within this segment, and (b) salaries and related employment costs, largely as a result of additional headcount to support current and anticipated organic revenue growth.
Operating income of our United States building services segment was $46.1 million, or 6.0% of revenues, for the three months ended June 30, 2023 compared to $38.5 million, or 5.6% of revenues, for the three months ended June 30, 2022. Operating income of this segment for the six months ended June 30, 2023 was $83.8 million, or 5.6% of revenues, compared to operating income of $62.7 million, or 4.7% of revenues, for the six months ended June 30, 2022. The increase in operating income and operating margin for both 2023 periods was entirely attributable to this segment’s mechanical services division, largely as a result of greater gross profit and gross profit margin across the majority of its service lines, with the largest incremental contribution from projects and retrofits as well as building automation and controls. These improvements were due to both favorable project execution and negotiated price adjustments made to customer contracts in response to inflationary pressures, such as increased material and fuel prices. Operating margin of this segment for the three and six months ended June 30, 2023 additionally benefited from greater absorption of indirect costs as well as a reduction in the ratio of selling, general and administrative expenses to revenues given an increase in revenues without a commensurate increase in certain overhead costs.
Our United States industrial services segment reported operating income of $7.9 million, or 2.7% of revenues, for the three months ended June 30, 2023, compared to operating income of $6.5 million, or 2.3% of revenues, for the three months ended June 30, 2022. For the six months ended June 30, 2023, this segment reported operating income of $22.9 million, or 3.7% of revenues, compared to operating income of $19.7 million, or 3.3% of revenues, for the six months ended June 30, 2022. In addition to the growth in this segment’s revenues referenced above, which resulted in greater gross profit contribution, the improved period-over-period operating performance was attributable to better pricing within both its field services and shop services divisions, resulting in improved gross profit margin.
Operating income of our United Kingdom building services segment was $5.9 million, or 5.6% of revenues, for the three months ended June 30, 2023 compared to $6.4 million, or 5.6% of revenues, for the three months ended June 30, 2022. The slight decrease in second quarter operating income was a result of a reduction in gross profit period-over-period, as an improvement in gross profit margin was not enough to overcome the previously referenced decline in this segment’s quarterly revenues. Operating income for the six months ended June 30, 2023 was $11.4 million, or 5.2% of revenues, compared to $17.0 million, or 6.9% of revenues, for the six months ended June 30, 2022. The decrease in this segment’s operating income for the six month period was primarily a result of a reduction in gross profit due to both lower year-to-date revenues as well as a contraction in gross profit margin given a shift in the mix and size of project work. Operating margin of this segment was negatively impacted by the decrease in gross profit margin just referenced as well as an increase in the ratio of selling, general and administrative expenses to revenues, largely given the decline in revenues thus far in 2023, without a corresponding reduction in overhead costs, as we continue to invest in the future growth of this business. This segment’s operating income for the six months ended June 30, 2023 was negatively impacted by $0.5 million related to the effect of unfavorable exchange rate movements for the British pound versus the United States dollar.

Our corporate administration expenses for the three months ended June 30, 2023 were $33.9 million compared to $25.4 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, our corporate administrative expenses were $63.8 million, compared to $51.9 million for the six months ended June 30, 2022. This increase in corporate expenses for both 2023 periods was primarily due to greater incentive compensation expense resulting from higher projected annual and long-term operating results, when compared to those which were anticipated during the same prior year periods. In addition to incentive compensation, we have experienced increases in: (a) salaries, largely as a result of annual cost of living adjustments, (b) computer hardware and software costs, due to various information technology and cybersecurity initiatives currently in process, and (c) travel and entertainment expenses, given a greater level of travel and business meals.
Other items
Net interest expense for the three months ended June 30, 2023 and 2022 was $2.7 million and $1.8 million, respectively. Net interest expense for the six months ended June 30, 2023 and 2022 was $4.5 million and $3.0 million, respectively. The increase in net interest expense for both 2023 periods was predominantly a result of an increase in interest rates.
For the three and six months ended June 30, 2023, our income tax provision was $53.1 million and $94.4 million, respectively, compared to an income tax provision of $36.3 million and $62.8 million for the three and six months ended June 30, 2022, respectively. The increase in our income tax provision for the three and six months ended June 30, 2023 was due to: (a) greater income before income taxes, and (b) an increase in our effective income tax rate. Our effective income tax rate for the three and six months ended June 30, 2023 was 27.4% and 27.3%, respectively, compared to an effective income tax rate for both the three and six months ended June 30, 2022 of 26.5%. The change in our effective income tax rate was attributable to an increase in certain permanent book-to-tax differences. Refer to Note 9 - Income Taxes of the notes to consolidated financial statements for further discussion regarding our income tax provision and effective income tax rate.
Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	June 30, 2023	% of Total	December 31, 2022	% of Total	June 30, 2022	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$2,180,133	26%	$2,014,079	27%	$1,537,344	24%
United States mechanical construction and facilities services	4,552,211	55%	3,987,134	53%	3,541,604	55%
United States building services	1,255,165	15%	1,172,816	16%	1,096,009	17%
United States industrial services	144,731	2%	124,653	2%	130,763	2%
Total United States operations	8,132,240	98%	7,298,682	98%	6,305,720	98%
United Kingdom building services	153,919	2%	160,617	2%	155,412	2%
Total operations	$8,286,159	100%	$7,459,299	100%	$6,461,132	100%
Our remaining performance obligations at June 30, 2023 were $8.29 billion compared to $7.46 billion at December 31, 2022 and $6.46 billion at June 30, 2022. The increase in remaining performance obligations at June 30, 2023, when compared to December 31, 2022, was attributable to an increase in remaining performance obligations within all of our reportable segments, except for our United Kingdom building services segment. Most notably, we experienced an increase in remaining performance obligations from: (a) our United States construction segments, driven by the award of various projects within the majority of the market sectors in which we operate, and (b) our United States building services segment, given increased project opportunities within its mechanical services division. From a market sector perspective, we experienced the largest growth in remaining performance obligations within: (a) the high-tech manufacturing market sector, inclusive of projects for customers engaged in: (i) the design and manufacturing of semiconductors, and (ii) the production and development of electric vehicles and/or lithium batteries, (b) the network and communications market sector, largely driven by data center construction projects, and (c) the manufacturing and industrial market sector, partially due to the continued re-shoring of their supply chain by certain of our customers.
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
As of June 30, 2023, we had cash and cash equivalents of $503.1 million, which are maintained in depository accounts and highly liquid investments with original maturity dates of three months or less. Both our short-term and long-term liquidity requirements are expected to be met through our cash and cash equivalent balances, cash generated from our operations, and, as necessary, the borrowing capacity under our revolving credit facility. Our credit agreement provides for a $1.30 billion revolving credit facility, for which there is $1.17 billion of available capacity as of June 30, 2023.
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
Cash Flows
The following table presents a summary of our operating, investing, and financing cash flows (in thousands):

	For the six months ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$214,932	$(18,851)
Net cash used in investing activities	$(48,434)	$(53,328)
Net cash used in financing activities	$(126,370)	$(475,090)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$5,856	$(11,757)
Increase (decrease) in cash, cash equivalents, and restricted cash	$45,984	$(559,026)
During the six months ended June 30, 2023, our cash balance, including cash equivalents and restricted cash, increased by approximately $46.0 million from $457.1 million at December 31, 2022 to $503.1 million at June 30, 2023. Changes in our cash position from December 31, 2022 to June 30, 2023 are described in further detail below.
Operating Activities – Operating cash flows generally represent our net income as adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2023 was approximately $214.9 million compared to approximately $18.9 million of net cash used in operating activities for the six months ended June 30, 2022. The favorable operating cash flow performance period-over-period was largely a result of customer deposits and advanced payments on certain construction contracts, as evidenced by the growth in our contract liabilities since December 31, 2022.
Investing Activities – Investing cash flows consist primarily of payments for the acquisition of businesses, capital expenditures, and proceeds from the sale or disposal of property, plant, and equipment. Net cash used in investing activities for the six months ended June 30, 2023 decreased by approximately $4.9 million compared to the six months ended June 30, 2022 due to an increase in proceeds from the sale or disposal of property, plant and equipment as well as a decrease in payments for business acquisitions, partially offset by an increase in capital expenditures.
Financing Activities – Financing cash flows consist primarily of the issuance and repayment of short-term and long-term debt, repurchases of common stock, payments of dividends to stockholders, and the issuance of common stock through certain equity plans. Net cash used in financing activities for the six months ended June 30, 2023 was $126.4 million compared to net cash used in financing activities for the six months ended June 30, 2022 of $475.1 million. The $348.7 million reduction in financing cash outflows was almost entirely due to a decrease in funds used for the repurchase of our common stock during 2023. The timing of common stock repurchases is at management’s discretion subject to securities laws and other legal requirements and depends upon several factors, including market and business conditions, current and anticipated future liquidity, share price, and share availability, among others. For additional detail regarding our share repurchase program, refer to Note 10 - Common Stock of the notes to consolidated financial statements.
We currently pay a regular quarterly dividend of $0.18 per share. For the six months ended June 30, 2023 and 2022, cash payments related to dividends were $15.7 million and $13.6 million, respectively. Our credit agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay such quarterly dividends for the foreseeable future.
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash – We are exposed to fluctuations in foreign currency exchange rates, almost entirely with respect to the British pound. Therefore, the $17.6 million variance between the six months ended June 30, 2023 and 2022 was a direct result of favorable exchange rate movements for the British pound versus the United States dollar.
Material Cash Requirements from Contractual and Other Obligations
As of June 30, 2023, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
Outstanding Debt and Interest Payments – As of June 30, 2023, there were no direct borrowings outstanding under our revolving credit facility and the amount outstanding under our term loan was $242.8 million. We are required to make annual principal payments on our term loan of $13.9 million on December 31 of each year until maturity. All remaining unpaid amounts are due on March 2, 2025, when the credit agreement governing our term loan and revolving credit facility expires. Until such time, we are required to make periodic interest payments on our outstanding indebtedness. Future interest payments will be determined based on prevailing interest rates during that time, which may fluctuate in the near term. Refer to Note 7 - Debt of the notes to consolidated financial statements for further detail of our debt obligations, including our term loan and revolving credit facility.
Operating and Finance Leases – In the normal course of business, we lease real estate, vehicles, and equipment under various arrangements which are classified as either operating or finance leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $375.1 million at June 30, 2023, with $85.9 million payable within the next 12 months.
Open Purchase Obligations – As of June 30, 2023, we had $2.51 billion of open purchase obligations, of which payments totaling approximately $2.19 billion are expected to become due within the next 12 months. These obligations represent open purchase orders to suppliers and subcontractors related to our construction and services contracts. These purchase orders are not reflected in the Consolidated Balance Sheets and are not expected to impact future liquidity as amounts should be recovered through customer billings.
Insurance Obligations – As described in further detail in Note 12 - Commitments and Contingencies of the notes to consolidated financial statements, we have loss payment deductibles and/or self-insured retentions for certain insurance matters. As of June 30, 2023, our insurance liabilities, net of estimated recoveries, were $215.2 million. Of this net amount, approximately $38.8 million is estimated to be payable within the next 12 months. Due to many uncertainties inherent in resolving these matters, it is not practical to estimate these payments beyond such period. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase.
Contingent Consideration Liabilities – We have incurred liabilities related to contingent consideration arrangements associated with certain acquisitions, payable in the event discrete performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The aggregate amount of these liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance during such post-acquisition periods, and accretion in present value. As of June 30, 2023, the present value of expected future payments relating to these contingent consideration arrangements was $14.3 million. Of this amount, $8.2 million is estimated as being payable within the next 12 months, with the remainder due pursuant to the terms of our contractual agreements some of which extend through 2025.

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
Multiemployer Benefit Plans – In addition to our Company sponsored benefit plans, we participate in certain multiemployer pension and other post-retirement plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining agreements. Our future contributions to the multiemployer plans are dependent upon a number of factors. Amounts of future contributions that we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated.
Off-Balance Sheet Arrangements and Other Commercial Commitments
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of June 30, 2023, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $1.4 billion, which represents approximately 17% of our total remaining performance obligations.
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
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds or letters of credit may be issued as collateral for certain insurance obligations. As of June 30, 2023, we satisfied approximately $48.1 million and $71.1 million of the collateral requirements of our insurance programs by utilizing surety bonds and letters of credit, respectively. All such letters of credit were issued under our revolving credit facility, therefore reducing the available capacity of such facility.
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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements is based on the application of significant accounting policies, which require management to make estimates and assumptions. Our significant accounting policies are described further in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2022. We base our estimates on historical experience, known or expected trends, third-party valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. There have been no significant changes to our critical accounting policies or methods during the six months ended June 30, 2023.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the six months ended June 30, 2023, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
The Federal Reserve Board has been increasing interest rates, and rate increases may continue in the near term. We are exposed to market risk for changes in interest rates for borrowings under the 2020 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2020 Credit Agreement bear interest at variable rates and, as a result of the actions referenced above, such rates have increased throughout 2022 and the first half of 2023. For further information on our outstanding debt and borrowing rates, refer to Note 7 - Debt of the notes to consolidated financial statements. As of June 30, 2023, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, the balance of the 2020 Term Loan was $242.8 million. Based on the $242.8 million of borrowings outstanding under the 2020 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $1.8 million in the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $1.8 million in the next twelve months. The 2020 Credit Agreement expires on March 2, 2025.
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
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction, building services, and industrial services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of approximately 13,400 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, our fixed price contracts generally do not allow us to adjust our prices and, as a result, increases in material costs could reduce our profitability with respect to projects in progress. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding the impact of fluctuations in commodity and material prices on our results of operations.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2023 to April 30, 2023	95,289	155.74	95,289	$358,737,310
May 1, 2023 to May 31, 2023	452,756	164.35	452,756	$283,636,447
June 1, 2023 to June 30, 2023	—	—	—	$283,636,447
Total	548,045	162.86	548,045

(1)In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $2.15 billion of our outstanding common stock. As of June 30, 2023, there remained authorization for us to repurchase approximately $283.6 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. Refer to Note 10 - Common Stock of the notes to consolidated financial statements for further information regarding our share repurchase program.
(2)Excludes 332 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.
(3)Price paid per share excludes any applicable broker commission or excise tax due. However, as such amounts are considered direct costs associated with the repurchase of our common stock, they have been reflected as a reduction in the remaining authorization under our share repurchase program.
ITEM 4.   MINE SAFETY DISCLOSURES.
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this quarterly report.
ITEM 5.   OTHER INFORMATION.
During the quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any: (a) contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1 or (b) non 10b5-1 trading arrangement, each as defined in Item 408(a) or Regulation S-K.

ITEM 6.   EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(a-6)	Certificate of Amendment of Restated Certificate of Incorporation of EMCOR	Exhibit 3.1 to EMCOR’s Report on Form 8-K (Date of Report June 8, 2023)
3(b)	Second Amended and Restated By-Laws of EMCOR	Exhibit 3.1 to EMCOR’s Report on Form 8-K (Date of Report October 25, 2022)
4(a)	First Amendment to Sixth Amended and Restated Credit Agreement dated as of April 28, 2023	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95.1	Information concerning mine safety violations or other regulatory matters	Filed herewith
101	The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.	Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 27, 2023

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