Form 10-Q
period 2023-09-30
EMCOR Group, Inc.
filed 2023-10-26
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Number of shares of Common Stock outstanding as of the close of business on October 23, 2023: 47,044,440 shares.

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

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	(Unaudited) September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$523,632	$456,439
Accounts receivable, less allowance for credit losses of $21,644 and $22,382, respectively	3,063,917	2,567,371
Contract assets	308,868	273,176
Inventories	115,466	85,641
Prepaid expenses and other	57,012	79,346
Total current assets	4,068,895	3,461,973
Property, plant and equipment, net	170,693	157,819
Operating lease right-of-use assets	306,112	268,063
Goodwill	953,359	919,151
Identifiable intangible assets, net	600,790	593,975
Other assets	124,344	123,626
Total assets	$6,224,193	$5,524,607
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$6,482	$15,567
Accounts payable	824,155	849,284
Contract liabilities	1,489,324	1,098,263
Accrued payroll and benefits	553,838	465,000
Other accrued expenses and liabilities	284,275	258,190
Operating lease liabilities, current	74,728	67,218
Total current liabilities	3,232,802	2,753,522
Long-term debt and finance lease liabilities	97,480	231,625
Operating lease liabilities, long-term	256,306	220,764
Other long-term obligations	357,636	344,405
Total liabilities	3,944,224	3,550,316
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 61,074,439 and 60,947,947 shares issued, respectively	611	609
Capital surplus	87,018	74,795
Accumulated other comprehensive loss	(91,357)	(93,451)
Retained earnings	3,611,442	3,214,281
Treasury stock, at cost 13,932,485 and 13,281,222 shares, respectively	(1,328,784)	(1,222,645)
Total EMCOR Group, Inc. stockholders’ equity	2,278,930	1,973,589
Noncontrolling interests	1,039	702
Total equity	2,279,969	1,974,291
Total liabilities and equity	$6,224,193	$5,524,607
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues	$3,207,598	$2,826,361	$9,143,652	$8,126,298
Cost of sales	2,662,126	2,413,130	7,672,058	6,977,504
Gross profit	545,472	413,231	1,471,594	1,148,794
Selling, general and administrative expenses	308,139	263,137	882,684	761,099
Impairment loss on long-lived assets	2,350	—	2,350	—
Operating income	234,983	150,094	586,560	387,695
Net periodic pension (cost) income	(284)	1,025	(840)	3,288
Interest expense, net	(90)	(3,194)	(4,614)	(6,234)
Income before income taxes	234,609	147,925	581,106	384,749
Income tax provision	64,863	42,153	159,292	104,927
Net income including noncontrolling interests	169,746	105,772	421,814	279,822
Net income attributable to noncontrolling interests	337	—	337	—
Net income attributable to EMCOR Group, Inc.	$169,409	$105,772	$421,477	$279,822

Basic earnings per common share	$3.59	$2.16	$8.88	$5.52

Diluted earnings per common share	$3.57	$2.16	$8.85	$5.50

Dividends declared per common share	$0.18	$0.13	$0.51	$0.39
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income including noncontrolling interests	$169,746	$105,772	$421,814	$279,822
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(5,368)	(8,712)	503	(19,257)
Post-retirement plans, amortization of actuarial loss included in net income (1)	538	404	1,591	1,288
Other comprehensive (loss) income	(4,830)	(8,308)	2,094	(17,969)
Comprehensive income	164,916	97,464	423,908	261,853
Comprehensive income attributable to noncontrolling interests	337	—	337	—
Comprehensive income attributable to EMCOR Group, Inc.	$164,579	$97,464	$423,571	$261,853
_________
(1)Net of tax of $0.5 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and net of tax of $0.2 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows - operating activities:
Net income including noncontrolling interests	$421,814	$279,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,444	35,168
Amortization of identifiable intangible assets	49,335	45,465
Non-cash expense for impairment of long-lived assets	2,350	—
Non-cash share-based compensation expense	10,703	9,322
Other reconciling items	(3,865)	(682)
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(42,884)	(130,741)
Net cash provided by operating activities	475,897	238,354
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(89,741)	(91,078)
Proceeds from sale or disposal of property, plant and equipment	12,015	6,897
Purchases of property, plant and equipment	(56,306)	(38,717)
Net cash used in investing activities	(134,032)	(122,898)
Cash flows - financing activities:
Proceeds from revolving credit facility	100,000	270,000
Repayments of revolving credit facility	(100,000)	(100,000)
Repayments of long-term debt	(142,813)	—
Repayments of finance lease liabilities	(2,138)	(2,741)
Dividends paid to stockholders	(24,198)	(20,037)
Repurchases of common stock	(105,299)	(656,573)
Taxes paid related to net share settlements of equity awards	(5,365)	(7,295)
Issuances of common stock under employee stock purchase plan	6,769	6,097
Payments for contingent consideration arrangements	(3,113)	(2,049)
Net cash used in financing activities	(276,157)	(512,598)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	856	(20,540)
Increase (decrease) in cash, cash equivalents, and restricted cash	66,564	(417,682)
Cash, cash equivalents, and restricted cash at beginning of year (1)	457,068	822,568
Cash, cash equivalents, and restricted cash at end of period (2)	$523,632	$404,886
_________
(1)Includes $0.6 million and $1.2 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.
(2)Includes $1.1 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of September 30, 2022.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended September 30, 2022 and 2023
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, June 30, 2022	$1,952,791	$609	$65,212	$(93,223)	$2,995,844	$(1,016,353)	$702
Net income including noncontrolling interests	105,772	—	—	—	105,772	—	—
Other comprehensive loss	(8,308)	—	—	(8,308)	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(56)	—	(56)	—	—	—	—
Common stock issued under employee stock purchase plan	2,074	—	2,074	—	—	—	—
Common stock dividends	(6,418)	—	32	—	(6,450)	—	—
Repurchases of common stock	(206,292)	—	—	—	—	(206,292)	—
Share-based compensation expense	2,859	—	2,859	—	—	—	—
Balance, September 30, 2022	$1,842,422	$609	$70,121	$(101,531)	$3,095,166	$(1,222,645)	$702

Balance, June 30, 2023	$2,118,087	$611	$81,556	$(86,527)	$3,450,553	$(1,328,808)	$702
Net income including noncontrolling interests	169,746	—	—	—	169,409	—	337
Other comprehensive loss	(4,830)	—	—	(4,830)	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(70)	—	(70)	—	—	—	—
Common stock issued under employee stock purchase plan	2,328	—	2,328	—	—	—	—
Common stock dividends	(8,484)	—	36	—	(8,520)	—	—
Repurchases of common stock (2)	24	—	—	—	—	24	—
Share-based compensation expense	3,168	—	3,168	—	—	—	—
Balance, September 30, 2023	$2,279,969	$611	$87,018	$(91,357)	$3,611,442	$(1,328,784)	$1,039
_________
(1)Represents cumulative foreign currency translation adjustments and post-retirement liability adjustments.
(2)Represents adjustment to estimate of excise tax on net share repurchases. Estimates of excise tax are subject to change in subsequent reporting periods, particularly if the amount of our share issuances exceed our share repurchases, thereby reducing the estimated excise tax due for the annual period. Refer to Note 10 - Common Stock for further detail regarding the excise tax on net share repurchases.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the nine months ended September 30, 2022 and 2023
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2021	$2,253,089	$607	$61,874	$(83,562)	$2,835,504	$(562,036)	$702
Net income including noncontrolling interests	279,822	—	—	—	279,822	—	—
Other comprehensive loss	(17,969)	—	—	(17,969)	—	—	—
Common stock issued under share-based compensation plans	2	2	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(7,295)	—	(7,295)	—	—	—	—
Common stock issued under employee stock purchase plan	6,097	—	6,097	—	—	—	—
Common stock dividends	(20,037)	—	123	—	(20,160)	—	—
Repurchases of common stock	(660,609)	—	—	—	—	(660,609)	—
Share-based compensation expense	9,322	—	9,322	—	—	—	—
Balance, September 30, 2022	$1,842,422	$609	$70,121	$(101,531)	$3,095,166	$(1,222,645)	$702

Balance, December 31, 2022	$1,974,291	$609	$74,795	$(93,451)	$3,214,281	$(1,222,645)	$702
Net income including noncontrolling interests	421,814	—	—	—	421,477	—	337
Other comprehensive income	2,094	—	—	2,094	—	—	—
Common stock issued under share-based compensation plans	—	2	(2)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(5,365)	—	(5,365)	—	—	—	—
Common stock issued under employee stock purchase plan	6,769	—	6,769	—	—	—	—
Common stock dividends	(24,198)	—	118	—	(24,316)	—	—
Repurchases of common stock	(106,139)	—	—	—	—	(106,139)	—
Share-based compensation expense	10,703	—	10,703	—	—	—	—
Balance, September 30, 2023	$2,279,969	$611	$87,018	$(91,357)	$3,611,442	$(1,328,784)	$1,039
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
The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.
NOTE 2 - New Accounting Pronouncements
The Financial Accounting Standards Board (the “FASB”) has issued an accounting standards update, which provides temporary optional expedients and exceptions to existing U.S. GAAP. This guidance is aimed at easing the financial reporting burdens related to reference rate reform, including the market transition from the London interbank offered rate (“LIBOR”), or other interbank offered rates, to alternative reference rates. Such accounting pronouncement, as amended, allows entities to account for and present certain contract modifications, which occur before December 31, 2024 and result from the transition to an alternative reference rate, as an event that does not require remeasurement at the modification date or reassessment of a previous accounting determination. In order to utilize such guidance, an entity must first conclude that the modified terms directly replace or have the potential to replace an eligible reference rate due to reference rate reform, and that any contemporaneous changes to other terms that change, or have the potential to change, the amount or timing of contractual cash flows are related to the replacement of a reference rate. During the second quarter of 2023, we amended our credit agreement to change the reference rate from LIBOR to an interest rate based on the secured overnight financing rate, as administered by the Federal Reserve Bank of New York (“SOFR”). As such amendment falls within the scope of the aforementioned guidance, we adopted this accounting pronouncement and utilized the optional expedients referenced above. We are not exposed to any other material contracts that reference LIBOR. The amendment of our credit agreement and the adoption of this accounting pronouncement did not have a material impact on our financial position and/or results of operations.
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
Based on an evaluation of individual projects that had revisions to total estimated costs or anticipated contract value, which resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted during the three and nine months ended September 30, 2023 and 2022, as summarized in the following table (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
United States electrical construction and facilities services	$2,635	$10,549	$12,219	$26,460
United States mechanical construction and facilities services	7,933	1,273	13,416	8,443
United States building services	—	—	2,977	—
Total impact	$10,568	$11,822	$28,612	$34,903

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
During the three and nine months ended September 30, 2023, we recognized revenue of approximately $10.0 million and $22.6 million, respectively, on individual projects that were substantially complete in prior periods, but had revisions to total estimated cost or anticipated contract value, which resulted in an increase to profitability in excess of $1.0 million. Of the amounts recorded during the three and nine months ended September 30, 2023, approximately $4.2 million and $4.3 million, respectively, were reported within our United States electrical construction and facilities services segment and approximately $5.8 million and $18.3 million, respectively, were reported within our United States mechanical construction and facilities services segment. There were no significant amounts of revenue recognized during the three and nine months ended September 30, 2022 related to performance obligations satisfied in prior periods.
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide construction services relating to electrical and mechanical systems, as well as to provide a number of building services and industrial services to our customers. Our contracts are with many different customers in numerous industries.
The following tables provide further disaggregation of our revenues, by categories we use to evaluate our financial performance within each of our reportable segments, for the three and nine months ended September 30, 2023 and 2022 (in thousands, except for percentages). Refer to Note 14 - Segment Information of the notes to consolidated financial statements for additional information on how we disaggregate our revenues by reportable segment.
Due to continued growth in certain of our end markets, beginning with the first quarter of 2023, we have expanded the market sectors included in the disclosure for each of our United States construction segments, as shown below. All prior period disclosures have been adjusted to additionally reflect these changes.

	For the three months ended September 30,
	2023	% of Total	2022	% of Total
United States electrical construction and facilities services:
Network and communications market sector	$236,454	34%	$209,265	33%
Commercial market sector	104,270	15%	106,058	17%
Manufacturing and industrial market sector	97,788	14%	78,562	12%
Healthcare market sector	62,126	9%	43,911	7%
High-tech manufacturing market sector	33,482	5%	20,132	3%
Institutional market sector	37,916	6%	46,344	7%
Transportation market sector	43,287	6%	40,525	7%
Water and wastewater market sector	6,327	1%	5,466	1%
Hospitality and entertainment market sector	16,708	2%	8,598	1%
Short duration projects (1)	43,481	6%	58,637	9%
Service work	15,927	2%	16,829	3%
	697,766		634,327
Less intersegment revenues	(360)		(944)
Total segment revenues	$697,406		$633,383
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the three months ended September 30,
	2023	% of Total	2022	% of Total
United States mechanical construction and facilities services:
Network and communications market sector	$102,630	8%	$87,070	8%
Commercial market sector	283,659	21%	271,908	25%
Manufacturing and industrial market sector	178,123	13%	156,524	14%
Healthcare market sector	123,025	9%	120,185	11%
High-tech manufacturing market sector	255,229	19%	81,970	7%
Institutional market sector	89,215	7%	99,066	9%
Transportation market sector	10,168	1%	15,494	1%
Water and wastewater market sector	65,219	5%	66,667	6%
Hospitality and entertainment market sector	14,716	1%	9,910	1%
Short duration projects (1)	81,851	6%	76,073	7%
Service work	128,912	10%	127,033	11%
	1,332,747		1,111,900
Less intersegment revenues	(3,147)		(3,245)
Total segment revenues	$1,329,600		$1,108,655
 ________
(1)Represents those projects which generally are completed within three months or less.

	For the three months ended September 30,
	2023	% of Total	2022	% of Total
United States building services:
Mechanical services	$542,371	66%	$471,134	65%
Commercial site-based services	222,499	27%	199,957	28%
Government site-based services	52,848	7%	48,292	7%
Total segment revenues	$817,718		$719,383

	For the three months ended September 30,
	2023	% of Total	2022	% of Total
United States industrial services:
Field services	$214,341	85%	$213,866	87%
Shop services	37,807	15%	33,373	13%
Total segment revenues	$252,148		$247,239

Total United States operations	$3,096,872		$2,708,660

	For the three months ended September 30,
	2023	% of Total	2022	% of Total
United Kingdom building services:
Service work	$54,286	49%	$51,762	44%
Project work	56,440	51%	65,939	56%
Total segment revenues	$110,726		$117,701

Total operations	$3,207,598		$2,826,361

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the nine months ended September 30,
	2023	% of Total	2022	% of Total
United States electrical construction and facilities services:
Network and communications market sector	$665,493	33%	$534,130	31%
Commercial market sector	295,188	15%	301,908	17%
Manufacturing and industrial market sector	278,912	14%	210,331	12%
Healthcare market sector	182,442	9%	119,259	7%
High-tech manufacturing market sector	102,075	5%	62,956	4%
Institutional market sector	112,577	5%	115,799	7%
Transportation market sector	118,436	6%	128,047	7%
Water and wastewater market sector	18,388	1%	15,962	1%
Hospitality and entertainment market sector	56,510	3%	19,892	1%
Short duration projects (1)	141,901	7%	167,553	10%
Service work	50,080	2%	47,253	3%
	2,022,002		1,723,090
Less intersegment revenues	(1,683)		(3,565)
Total segment revenues	$2,020,319		$1,719,525
________
(1)Represents those projects which generally are completed within three months or less.

	For the nine months ended September 30,
	2023	% of Total	2022	% of Total
United States mechanical construction and facilities services:
Network and communications market sector	$289,085	8%	$203,347	6%
Commercial market sector	828,809	23%	799,729	25%
Manufacturing and industrial market sector	485,809	13%	461,385	15%
Healthcare market sector	353,595	10%	367,002	12%
High-tech manufacturing market sector	549,678	15%	211,071	7%
Institutional market sector	224,889	6%	251,715	8%
Transportation market sector	31,615	1%	47,793	1%
Water and wastewater market sector	201,167	6%	196,157	6%
Hospitality and entertainment market sector	38,324	1%	34,108	1%
Short duration projects (1)	237,246	7%	254,102	8%
Service work	368,378	10%	340,682	11%
	3,608,595		3,167,091
Less intersegment revenues	(6,324)		(8,143)
Total segment revenues	$3,602,271		$3,158,948
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the nine months ended September 30,
	2023	% of Total	2022	% of Total
United States building services:
Mechanical services	$1,519,410	65%	$1,300,555	64%
Commercial site-based services	639,193	28%	596,589	29%
Government site-based services	159,502	7%	144,411	7%
Total segment revenues	$2,318,105		$2,041,555

	For the nine months ended September 30,
	2023	% of Total	2022	% of Total
United States industrial services:
Field services	$751,062	86%	$732,826	87%
Shop services	124,252	14%	109,698	13%
Total segment revenues	$875,314		$842,524

Total United States operations	$8,816,009		$7,762,552

	For the nine months ended September 30,
	2023	% of Total	2022	% of Total
United Kingdom building services:
Service work	$157,631	48%	$170,840	47%
Project work	170,012	52%	192,906	53%
Total segment revenues	$327,643		$363,746

Total operations	$9,143,652		$8,126,298
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
At September 30, 2023 and December 31, 2022, our allowance for credit losses was $21.6 million and $22.4 million, respectively. The decrease in our allowance for credit losses was attributable to the write-off of specific amounts deemed uncollectible, partially offset by the provision for credit losses recorded during the first nine months of 2023. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
The change in the allowance for credit losses for the nine months ended September 30, 2023 was as follows (in thousands):

Balance at December 31, 2022	$22,382
Provision for credit losses	5,256
Net amounts written off against the allowance, net of recoveries	(5,994)
Balance at September 30, 2023	$21,644
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
Net contract liabilities in the accompanying Consolidated Balance Sheets consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Contract assets, current	$308,868	$273,176
Contract assets, non-current	—	—
Contract liabilities, current	(1,489,324)	(1,098,263)
Contract liabilities, non-current	(2,060)	(2,273)
Net contract liabilities	$(1,182,516)	$(827,360)
Contract assets and contract liabilities increased by approximately $1.8 million and $5.0 million, respectively, as a result of acquisitions made by us during the first nine months of 2023. Excluding the impact of acquisitions, net contract liabilities increased by approximately $352.0 million during the nine months ended September 30, 2023, primarily attributable to an increase in net contract liabilities on our uncompleted construction projects, partially as a result of the timing of invoicing to our customers, which included customer deposits and advanced billings on several large projects in the earlier stages of completion, resulting in amounts invoiced exceeding the revenue recognized for such projects. There was no significant impairment of contract assets recognized during the periods presented.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations as of September 30, 2023 (in thousands, except for percentages):

	September 30, 2023	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$2,158,104	25%
United States mechanical construction and facilities services	4,875,551	56%
United States building services	1,313,779	15%
United States industrial services	133,894	2%
Total United States operations	8,481,328	98%
United Kingdom building services	154,115	2%
Total operations	$8,635,443	100%
Our remaining performance obligations at September 30, 2023 were $8.64 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.
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
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$1,743,345	$414,759
United States mechanical construction and facilities services	4,021,465	854,086
United States building services	1,166,368	147,411
United States industrial services	133,894	—
Total United States operations	7,065,072	1,416,256
United Kingdom building services	107,125	46,990
Total operations	$7,172,197	$1,463,246

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
During the first nine months of 2023, we acquired seven companies for total consideration of $92.8 million. Such acquisitions include: (a) a national energy efficiency specialty services firm, the results of operations of which have been included in our United States building services segment, and (b) six companies that enhance our presence in geographies where we have existing operations, the results of operations of which were de minimis, consisting of: (i) two companies that have been included within our Unites States mechanical construction and facilities services segment, one of which provides mechanical and pipe fabrication services, and one of which provides fire protection services, both in the Midwestern region of the United States, and (ii) four mechanical services companies in the Western and Midwestern regions of the United States, that have been included within our United States building services segment. In connection with these acquisitions, we acquired working capital of $9.1 million and other net liabilities of $6.7 million, including certain deferred tax liabilities, and have preliminarily ascribed $34.2 million to goodwill and $56.2 million to identifiable intangible assets. We expect that $23.2 million of the goodwill and identifiable intangible assets acquired in connection with these 2023 acquisitions will be deductible for tax purposes.
During calendar year 2022, we acquired six companies for total consideration of $100.8 million. Such acquisitions include: (a) a company that provides electrical construction services in the Greater Boston area, the results of operations of which have been included in our United States electrical construction and facilities services segment, and (b) five companies that enhance our presence in geographies where we have existing operations, the results of operations of which were de minimis, consisting of: (i) two companies that provide fire protection services in the Northeastern and Southern regions of the United States, respectively, and that have been included within our United States mechanical construction and facilities services segment, (ii) two companies that specialize in either building automation and controls or mechanical services in the Southwestern and Southern regions of the United States, respectively, and that have been included within our United States building services segment, and (iii) a company that provides electrical construction services in the Midwestern region of the United States and that has been included within our United States electrical construction and facilities services segment. In connection with these acquisitions, we acquired working capital of $7.1 million and other net liabilities of $1.1 million, and have ascribed $28.9 million to goodwill and $65.9 million to identifiable intangible assets. We expect that all of the goodwill and identifiable intangible assets acquired in connection with these 2022 acquisitions will be deductible for tax purposes.
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
NOTE 5 - Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share data):

	For the three months ended September 30,
	2023	2022
Numerator:
Net income attributable to EMCOR Group, Inc.	$169,409	$105,772
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	47,173,974	48,867,420
Effect of dilutive securities—Share-based awards	224,223	182,731
Shares used to compute diluted earnings per common share	47,398,197	49,050,151

Basic earnings per common share	$3.59	$2.16

Diluted earnings per common share	$3.57	$2.16

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 5 - Earnings Per Share (Continued)

	For the nine months ended September 30,
	2023	2022
Numerator:
Net income attributable to EMCOR Group, Inc.	$421,477	$279,822
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	47,446,298	50,676,365
Effect of dilutive securities—Share-based awards	196,465	197,010
Shares used to compute diluted earnings per common share	47,642,763	50,873,375

Basic earnings per common share	$8.88	$5.52

Diluted earnings per common share	$8.85	$5.50
The number of share-based awards excluded from the computation of diluted EPS for the three and nine months ended September 30, 2023 because they would be anti-dilutive were 400 and 800, respectively. The number of share-based awards excluded from the computation of diluted EPS for the three and nine months ended September 30, 2022 because they would be anti-dilutive were 850 and 1,350, respectively.
NOTE 6 - Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Raw materials and construction materials	$93,750	$74,014
Work in process	21,716	11,627
Inventories	$115,466	$85,641
The increase in inventories as of September 30, 2023, compared to December 31, 2022, was a result of: (a) advanced purchases of materials and equipment for use on specific construction projects, in an effort to mitigate the impact of increased lead times, which have resulted from supply chain disruptions, (b) an increase in raw materials on hand to support our fabrication facilities given the growth in demand for our fire protection services, and (c) higher levels of work in process inventory within our United States industrial services segment given greater new build heat exchanger orders.
NOTE 7 - Debt
Debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Term loan	$100,000	$242,813
Unamortized debt issuance costs	(1,360)	(2,080)
Finance lease liabilities	5,322	6,459
Total debt	103,962	247,192
Less: current maturities	6,482	15,567
Total long-term debt	$97,480	$231,625

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
As of September 30, 2023 and December 31, 2022, the balance of the 2020 Term Loan was $100.0 million and $242.8 million, respectively. There were no direct borrowings outstanding under the 2020 Revolving Credit Facility as of September 30, 2023 and December 31, 2022. However, outstanding letters of credit reduce the available capacity under such facility, and as of September 30, 2023 and December 31, 2022, we had $123.7 million and $71.3 million, respectively, of letters of credit outstanding.
At the Company’s election, borrowings under the 2020 Credit Agreement bear interest at either: (1) a base rate plus a margin of 0.00% to 0.75%, based on certain financial tests, or (2) a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable tenor plus 0.10% (“Adjusted Term SOFR”) (5.42% at September 30, 2023) plus a margin of 1.00% to 1.75%, based on certain financial tests. The base rate is determined by the greater of: (a) the prime commercial lending rate announced by Bank of Montreal from time to time (8.50% at September 30, 2023), (b) the federal funds effective rate, plus ½ of 1.00%, (c) Adjusted Term SOFR for a one-month tenor, plus 1.00%, or (d) 0.00%.
The interest rates in effect at September 30, 2023 and December 31, 2022 were 6.42% and 5.73%, respectively. A commitment fee is payable on the average daily unused amount of the 2020 Revolving Credit Facility, which ranges from 0.10% to 0.25%, based on certain financial tests. The fee was 0.10% of the unused amount as of September 30, 2023 and December 31, 2022. Fees for letters of credit issued under the 2020 Revolving Credit Facility range from 0.75% to 1.75% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed based on certain financial tests. We capitalized an additional $3.1 million of debt issuance costs associated with the 2020 Credit Agreement. Debt issuance costs are amortized over the life of the agreement as part of interest expense.
Obligations under the 2020 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2020 Credit Agreement contains various covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of September 30, 2023 and December 31, 2022.
We are required to make annual principal payments on the 2020 Term Loan. Voluntary prepayments are applied against the outstanding balance of the loan and reduce our future scheduled payments on a ratable basis. During the quarter ended September 30, 2023, we made a prepayment in the amount of $142.8 million. Based on our outstanding balance, principal payments of $5.0 million are due on December 31, 2023 and 2024, with any remaining unpaid principal and interest due on March 2, 2025.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 8 - Fair Value Measurements (Continued)
Recurring Fair Value Measurements
The following tables summarize the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	Assets at Fair Value as of September 30, 2023
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$523,632	$—	$—	$523,632
Deferred compensation plan assets (2)	43,004	—	—	43,004
Total	$566,636	$—	$—	$566,636

	Assets at Fair Value as of December 31, 2022
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$456,439	$—	$—	$456,439
Deferred compensation plan assets (2)	36,882	—	—	36,882
Restricted cash (3)	629	—	—	629
Total	$493,950	$—	$—	$493,950
 _________________________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At September 30, 2023 and December 31, 2022, we had $361.9 million and $209.4 million, respectively, in money market funds. From time to time, we have cash balances in certain of our domestic bank accounts that exceed federally insured limits.
(2)Deferred compensation plan assets are classified as “Other assets” in the Consolidated Balance Sheets.
(3)Restricted cash is classified as “Prepaid expenses and other” in the Consolidated Balance Sheets. Restricted cash primarily represents cash held in account for use on customer contracts.
Nonrecurring Fair Value Measurements
We have recorded goodwill and identifiable intangible assets in connection with our business acquisitions. Such assets are measured at fair value at the time of acquisition based on valuation techniques that appropriately represent the methods which would be used by other market participants in determining fair value. In addition, goodwill, intangible assets, and certain other long-lived assets are tested for impairment using similar valuation methodologies to determine the fair value of such assets. Periodically, we engage an independent third-party valuation specialist to assist with the valuation process, including the selection of appropriate methodologies and the development of market-based assumptions. The inputs used for these nonrecurring fair value measurements represent Level 3 inputs.
During the quarter ended September 30, 2023, we identified facts and circumstances that indicated the carrying values of certain long-lived assets within our United States mechanical construction and facilities services segment may not be fully recoverable, necessitating a comparison of their carrying values to the undiscounted pre-tax cash flows expected to result from the use of such assets. As a result of this test, we determined that these assets were impaired, and recognized a $2.4 million impairment charge as calculated using a discounted cash flow model. As of September 30, 2023, the value of these assets was $2.0 million, which represents fair value as determined on a nonrecurring basis.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 9 - Income Taxes
The following table presents our income tax provision and our income tax rate for the three and nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Income tax provision	$64,863	$42,153	$159,292	$104,927
Income tax rate	27.7%	28.5%	27.4%	27.3%
The difference between the U.S. statutory tax rate of 21% and our effective income tax rate for both the three and nine months ended September 30, 2023 and 2022 was primarily a result of state and local income taxes and other permanent book-to-tax differences.
The increase in our income tax provision for the three and nine months ended September 30, 2023, when compared to the three and nine months ended September 30, 2022, was primarily due to greater income before income taxes. While our effective income tax rate for the nine months ended September 30, 2023 is comparable to that for the nine months ended September 30, 2022, the difference between our effective income tax rate for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was attributable to a revision to our estimate of the full year impact of certain permanent book-to-tax differences during the third quarter of 2022.
As of September 30, 2023 and December 31, 2022, we had no unrecognized income tax benefits.
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. Our income tax returns are subject to audit by various taxing authorities and are currently under examination for the years 2017 through 2020.
Legislation has been enacted in the United Kingdom to implement measures in concert with the Base Erosion and Profit Shifting Pillar Two framework for international taxation developed by the member countries of the Organization for Economic Co-operation and Development (the “Pillar Two Model Rules”). The Pillar Two Model Rules are intended to ensure that multinational enterprises pay a minimum 15% effective tax rate in every jurisdiction in which they operate. While we do not anticipate that these rules will have a material effect on our tax provision or effective tax rate, we continue to monitor evolving tax legislation in the jurisdictions in which we operate.
NOTE 10 - Common Stock
As of September 30, 2023 and December 31, 2022, there were 47,141,954 and 47,666,725 shares of our common stock outstanding, respectively.
During the three months ended September 30, 2023 and 2022, we issued 11,838 and 19,573 shares of common stock, respectively. During the nine months ended September 30, 2023 and 2022, we issued 126,492 and 191,330 shares of common stock, respectively. These shares were issued upon either the satisfaction of required conditions under our share-based compensation plans or the purchase of common stock pursuant to our employee stock purchase plan.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.18 per share.
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $2.15 billion of our outstanding common stock. During the nine months ended September 30, 2023, we repurchased approximately 0.7 million shares of our common stock for approximately $106.1 million. Since the inception of the repurchase program through September 30, 2023, we have repurchased approximately 25.7 million shares of our common stock for approximately $1.87 billion. As of September 30, 2023, there remained authorization for us to repurchase approximately $283.7 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2020 Credit Agreement placing limitations on such repurchases.
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
Components of Net Periodic Pension Cost
The components of net periodic pension cost (income) of the UK Plan for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Interest cost	$2,472	$1,344	$7,299	$4,325
Expected return on plan assets	(2,903)	(2,856)	(8,572)	(9,182)
Amortization of unrecognized loss	664	490	1,961	1,574
Net periodic pension cost (income)	$233	$(1,022)	$688	$(3,283)
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
Surety Bonds
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of September 30, 2023, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $2.0 billion, which represents approximately 23% of our total remaining performance obligations.
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds may be issued as collateral for certain insurance obligations. As of September 30, 2023, we satisfied approximately $48.1 million of the collateral requirements of our insurance programs by utilizing surety bonds.
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
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. As of September 30, 2023 and December 31, 2022, the estimated current portion of such undiscounted insurance liabilities, included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets, were $52.4 million and $54.8 million, respectively. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” as of September 30, 2023 and December 31, 2022 were $225.4 million and $221.7 million, respectively. The current portion of anticipated insurance recoveries of $13.2 million and $16.0 million as of September 30, 2023 and December 31, 2022, respectively, were included in “Prepaid expenses and other” and the non-current portion of anticipated insurance recoveries of $50.6 million and $59.0 million as of September 30, 2023 and December 31, 2022, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 - Additional Cash Flow Information
The following table presents additional cash flow information for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the nine months ended September 30,
	2023	2022
Cash paid for:
Interest	$13,632	$6,343
Income taxes	$161,070	$133,540
Right-of-use assets obtained in exchange for new operating lease liabilities	$99,745	$52,431
Right-of-use assets obtained in exchange for new finance lease liabilities	$855	$1,124
NOTE 14 - Segment Information
We are one of the largest specialty contractors in the United States and a leading provider of electrical and mechanical construction and facilities services, building services, and industrial services. Our services are provided to a broad range of commercial, technology, manufacturing, industrial, healthcare, utility, and institutional customers through approximately 100 operating subsidiaries. Such operating subsidiaries are organized into the following reportable segments:
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)
The following tables present financial information for each of our reportable segments for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the three months ended September 30,
	2023	2022
Revenues from unrelated entities:
United States electrical construction and facilities services	$697,406	$633,383
United States mechanical construction and facilities services	1,329,600	1,108,655
United States building services	817,718	719,383
United States industrial services	252,148	247,239
Total United States operations	3,096,872	2,708,660
United Kingdom building services	110,726	117,701
Total operations	$3,207,598	$2,826,361

Total revenues:
United States electrical construction and facilities services	$697,897	$634,957
United States mechanical construction and facilities services	1,342,149	1,125,162
United States building services	846,400	744,801
United States industrial services	252,244	266,182
Less intersegment revenues	(41,818)	(62,442)
Total United States operations	3,096,872	2,708,660
United Kingdom building services	110,726	117,701
Total operations	$3,207,598	$2,826,361

	For the nine months ended September 30,
	2023	2022
Revenues from unrelated entities:
United States electrical construction and facilities services	$2,020,319	$1,719,525
United States mechanical construction and facilities services	3,602,271	3,158,948
United States building services	2,318,105	2,041,555
United States industrial services	875,314	842,524
Total United States operations	8,816,009	7,762,552
United Kingdom building services	327,643	363,746
Total operations	$9,143,652	$8,126,298

Total revenues:
United States electrical construction and facilities services	$2,022,557	$1,724,400
United States mechanical construction and facilities services	3,650,875	3,187,117
United States building services	2,397,944	2,116,385
United States industrial services	883,808	878,123
Less intersegment revenues	(139,175)	(143,473)
Total United States operations	8,816,009	7,762,552
United Kingdom building services	327,643	363,746
Total operations	$9,143,652	$8,126,298

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)

	For the three months ended September 30,
	2023	2022
Operating income (loss):
United States electrical construction and facilities services	$63,127	$35,558
United States mechanical construction and facilities services	138,476	90,500
United States building services	57,156	46,041
United States industrial services	(174)	(1,392)
Total United States operations	258,585	170,707
United Kingdom building services	8,869	8,369
Corporate administration	(30,121)	(28,982)
Impairment loss on long-lived assets	(2,350)	—
Total operations	234,983	150,094
Other items:
Net periodic pension (cost) income	(284)	1,025
Interest expense, net	(90)	(3,194)
Income before income taxes	$234,609	$147,925

	For the nine months ended September 30,
	2023	2022
Operating income (loss):
United States electrical construction and facilities services	$154,365	$90,646
United States mechanical construction and facilities services	344,550	225,545
United States building services	140,943	108,698
United States industrial services	22,733	18,324
Total United States operations	662,591	443,213
United Kingdom building services	20,220	25,372
Corporate administration	(93,901)	(80,890)
Impairment loss on long-lived assets	(2,350)	—
Total operations	586,560	387,695
Other items:
Net periodic pension (cost) income	(840)	3,288
Interest expense, net	(4,614)	(6,234)
Income before income taxes	$581,106	$384,749

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)

	September 30, 2023	December 31, 2022
Total assets:
United States electrical construction and facilities services	$1,173,992	$1,078,405
United States mechanical construction and facilities services	2,159,947	1,835,001
United States building services	1,415,194	1,206,518
United States industrial services	586,360	552,545
Total United States operations	5,335,493	4,672,469
United Kingdom building services	262,629	255,547
Corporate administration	626,071	596,591
Total operations	$6,224,193	$5,524,607

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Business Description
We are one of the largest specialty contractors in the United States and a leading provider of electrical and mechanical construction and facilities services, building services, and industrial services. Our services are provided to a broad range of commercial, technology, manufacturing, industrial, healthcare, utility, and institutional customers through approximately 100 operating subsidiaries. Such operating subsidiaries are organized into the following reportable segments:
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
Market Update
Our business and end markets remain resilient despite the impact of uncertain global economic conditions, including supply chain, production, and other logistical issues, an inflationary cost environment, rising interest rates, and skilled labor shortages in certain regions. The continued strength in demand for our services is reflected in our results of operations for the first nine months of 2023, during which we experienced an increase in both revenue and operating income when compared to the first nine months of 2022. As evidenced by the growth in our remaining performance obligations, which increased to $8.64 billion at September 30, 2023, from $7.46 billion at December 31, 2022, we anticipate a similar level of demand for our services throughout the remainder of the year, provided that the business environment does not significantly deteriorate.
Although improved from the year ago period, we continue to experience pressures in our supply chain, which are resulting in material and equipment lead times significantly in excess of normal levels. Delays in critical material and equipment deliveries have additionally resulted in us funding purchases at earlier stages of project progression, or in advance of project commencement. While we generally strive to negotiate advanced payments or billing terms with our customers that allow us to invoice for these amounts, such purchases may apply pressure on our working capital requirements in future periods. Although we experienced a reduction in commodity prices when compared to the prior year period, and current economic indicators suggest that inflation is slowing, there continues to be volatility in the price of fuel, certain materials, and other commodities used in our operations. Further, in an effort to mitigate inflation, the Federal Reserve Board increased the federal funds rate throughout 2022 and into 2023.
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

Overview
The following table presents selected financial data for the three months ended September 30, 2023 and 2022 (in thousands, except percentages and per share data):

	For the three months ended September 30,
	2023	2022
Revenues	$3,207,598	$2,826,361
Revenues increase from prior year	13.5%	12.1%
Gross profit	$545,472	$413,231
Gross profit as a percentage of revenues	17.0%	14.6%
Operating income	$234,983	$150,094
Operating income as a percentage of revenues	7.3%	5.3%
Net income attributable to EMCOR Group, Inc.	$169,409	$105,772
Diluted earnings per common share	$3.57	$2.16
Revenues of $3.21 billion for the quarter ended September 30, 2023 set a new quarterly record for the Company and represent an increase of 13.5% from revenues of $2.83 billion for the quarter ended September 30, 2022. Demand for our services continues to be strong and, as described in further detail below, we experienced revenue growth within all of our reportable segments, except for our United Kingdom building services segment. Revenues for the third quarter of 2023 were positively impacted by incremental contribution from acquired companies of approximately $20.4 million.
Operating income for the quarter ended September 30, 2023 was $235.0 million, or 7.3% of revenues, establishing new quarterly records for the Company with respect to both operating income and operating margin. This compares to operating income of $150.1 million, or 5.3% of revenues, for the quarter ended September 30, 2022. The $84.9 million increase in operating income, and corresponding 200 basis point improvement in operating margin, were a result of improved operating performance across all of our reportable segments. As described in further detail below, these improvements in profitability were a result of: (a) better project execution during 2023, (b) a more favorable mix of work when compared to the 2022 period, (c) the successful close-out of certain projects within our United States construction segments, and (d) a reduction in the price of certain commodities which are used as components of supplies or materials utilized in our operations.
Net income of $169.4 million, or $3.57 per diluted share, for the quarter ended September 30, 2023, compares favorably to net income of $105.8 million, or $2.16 per diluted share, for the quarter ended September 30, 2022. In addition to the increase in operating income referenced above, our diluted earnings per share for the third quarter of 2023 benefited from a reduced weighted average share count given the impact of common stock repurchases made by us throughout 2022 and 2023.
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
During the first nine months of 2023, we acquired seven companies for total consideration of $92.8 million. Such acquisitions include: (a) a national energy efficiency specialty services firm, the results of operations of which have been included in our United States building services segment, and (b) six companies that enhance our presence in geographies where we have existing operations, the results of operations of which were de minimis, consisting of: (i) two companies that have been included within our Unites States mechanical construction and facilities services segment, one of which provides mechanical and pipe fabrication services, and one of which provides fire protection services, both in the Midwestern region of the United States, and (ii) four mechanical services companies in the Western and Midwestern regions of the United States, that have been included within our United States building services segment.
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

Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended September 30,
	2023	% of Total	2022	% of Total
Revenues:
United States electrical construction and facilities services	$697,406	22%	$633,383	22%
United States mechanical construction and facilities services	1,329,600	41%	1,108,655	39%
United States building services	817,718	26%	719,383	26%
United States industrial services	252,148	8%	247,239	9%
Total United States operations	3,096,872	97%	2,708,660	96%
United Kingdom building services	110,726	3%	117,701	4%
Total operations	$3,207,598	100%	$2,826,361	100%

	For the nine months ended September 30,
	2023	% of Total	2022	% of Total
Revenues:
United States electrical construction and facilities services	$2,020,319	22%	$1,719,525	21%
United States mechanical construction and facilities services	3,602,271	39%	3,158,948	39%
United States building services	2,318,105	25%	2,041,555	25%
United States industrial services	875,314	10%	842,524	11%
Total United States operations	8,816,009	96%	7,762,552	96%
United Kingdom building services	327,643	4%	363,746	4%
Total operations	$9,143,652	100%	$8,126,298	100%
As described below in more detail, as a result of revenue growth within the majority of our reportable segments, our consolidated revenues for the three months ended September 30, 2023 increased to $3.21 billion compared to $2.83 billion for the three months ended September 30, 2022, and our consolidated revenues for the nine months ended September 30, 2023 increased to $9.14 billion compared to $8.13 billion for the nine months ended September 30, 2022.
Revenues of our United States electrical construction and facilities services segment were $697.4 million and $2,020.3 million for the three and nine months ended September 30, 2023, respectively, compared to revenues of $633.4 million and $1,719.5 million for the three and nine months ended September 30, 2022, respectively. This segment’s results included $12.7 million and $88.5 million of incremental acquisition revenues for the three and nine months ended September 30, 2023, respectively. Excluding the impact of acquisitions, revenues of this segment grew by $51.3 million and $212.3 million for the three and nine months ended September 30, 2023, respectively, primarily as a result of an increase in revenues within the majority of the market sectors in which we operate, most notably including: (a) the network and communications market sector, predominantly due to our data center projects, (b) the healthcare market sector, as a result of greater activity throughout several of the regions in which we operate, (c) the manufacturing and industrial market sector, from contracts with certain of our energy sector customers, including those for renewable energy projects, and (d) the hospitality and entertainment market sector, given an increase in projects within the Western region of the United States. Partially offsetting these increases were reductions in commercial market sector and short duration project revenues.
Our United States mechanical construction and facilities services segment revenues for the three months ended September 30, 2023 were $1,329.6 million, a $220.9 million increase compared to revenues of $1,108.7 million for the three months ended September 30, 2022. Revenues of this segment for the nine months ended September 30, 2023 were $3,602.3 million, a $443.3 million increase compared to revenues of $3,158.9 million for the nine months ended September 30, 2022. The increase in this segment’s revenues for both 2023 periods was primarily attributable to revenue growth within: (a) the high-tech manufacturing market sector, as a result of increased demand for our mechanical construction and/or fire protection services by certain customers: (i) engaged in either the design and manufacturing of semiconductors or the production and development of electric vehicles and/or lithium batteries, and (ii) within the biotech, life-sciences, and pharmaceutical industries, (b) the network and communications market sector, due to increased data center project activity, (c) the manufacturing and industrial market sector, due in part to continued re-shoring of critical supply chain by certain of our customers, and (d) the commercial market sector, inclusive of several fire protection projects within various warehousing and distribution facilities.

Revenues of our United States building services segment were $817.7 million and $2,318.1 million for the three and nine months ended September 30, 2023, respectively, compared to revenues of $719.4 million and $2,041.6 million for the three and nine months ended September 30, 2022, respectively. Included in this segment’s 2023 results were $7.7 million of incremental acquisition revenues. Excluding such acquisition contribution, the increase in revenues for both 2023 periods was primarily attributable to this segment’s mechanical services division, due to increased: (a) HVAC project and retrofit work, as a result of greater: (i) project execution stemming from the increased availability of materials and equipment when compared to the prior year period, which experienced greater supply chain disruptions and delays, and (ii) demand for system upgrades and replacements, partially as our customers continue to seek ways to improve the energy efficiency or indoor air quality of their facilities, (b) service repair and maintenance volumes, given growth in our service contract base as well as incremental demand during the peak cooling season, and (c) building automation and controls projects, as we continue to expand our service offerings. In addition to increased revenues from its mechanical services division, this segment also experienced revenue growth during both the three and nine month periods ended September 30, 2023 from its commercial site-based services and government site-based services divisions, due to the award of facilities maintenance contracts with new customers as well as scope or site expansion and increased project work with existing customers.
Revenues of our United States industrial services segment for the three months ended September 30, 2023 were $252.1 million, compared to revenues of $247.2 million for the three months ended September 30, 2022. Revenues of this segment for the nine months ended September 30, 2023 were $875.3 million, compared to revenues of $842.5 million for the nine months ended September 30, 2022. The results of operations of this segment continue to improve at a modest pace, as evidenced by the revenue growth within both this segment’s field services and shop services divisions during the first nine months of 2023. In addition to steady demand for maintenance and turnaround projects, we are beginning to see increased levels of capital spending by our customers, in the form of greater new build heat exchanger orders as well as through certain renewable fuel projects, which were active during the second and third quarters of 2023 and are anticipated to continue through the remainder of the year.
Our United Kingdom building services segment revenues were $110.7 million for the three months ended September 30, 2023 compared to revenues of $117.7 million for the three months ended September 30, 2022. This segment’s revenues for the quarter ended September 30, 2023 were positively impacted by $7.8 million related to the effect of favorable exchange rate movements for the British pound versus the United States dollar. For the nine months ended September 30, 2023, revenues of this segment were $327.6 million compared to revenues of $363.7 million for nine months ended September 30, 2022. Unfavorable exchange rate movements for the British pound versus the United States dollar negatively impacted this segment’s year-to-date 2023 revenues by $3.4 million. Excluding the impact of foreign exchange rate movements, the decreases in this segment’s revenues during both 2023 periods were a result of: (a) the loss of certain facilities maintenance contracts not renewed pursuant to rebid, and (b) a reduction in project activity, notably within the network and communications market sector.
Cost of sales and gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales), and gross profit as a percentage of revenues (“gross profit margin”) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Cost of sales	$2,662,126	$2,413,130	$7,672,058	$6,977,504
Gross profit	$545,472	$413,231	$1,471,594	$1,148,794
Gross profit margin	17.0%	14.6%	16.1%	14.1%
Our gross profit for the three months ended September 30, 2023 was $545.5 million, or 17.0% of revenues, compared to gross profit of $413.2 million, or 14.6% of revenues, for the three months ended September 30, 2022. Gross profit for the nine months ended September 30, 2023 was $1,471.6 million, or 16.1% of revenues, compared to gross profit of $1,148.8 million, or 14.1% of revenues, for the nine months ended September 30, 2022. While the increase in gross profit can be partially attributed to the incremental revenue contribution described above, such increase and the expansion in gross profit margin were also the result of stronger operating performance within the majority of our reportable segments due to improved revenue mix, project execution and close-out, and/or favorable pricing.
For the three and nine months ended September 30, 2023, acquisitions contributed incremental gross profit of $3.8 million and $14.2 million, respectively, inclusive of amortization expense attributable to identifiable intangible assets of $0.9 million and $2.6 million, respectively.
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

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Selling, general and administrative expenses	$308,139	$263,137	$882,684	$761,099
SG&A margin	9.6%	9.3%	9.7%	9.4%
Our selling, general and administrative expenses for the three months ended September 30, 2023 were $308.1 million, or 9.6% of revenues, compared to selling, general and administrative expenses of $263.1 million, or 9.3% of revenues, for the three months ended September 30, 2022. Selling, general and administrative expenses for the nine months ended September 30, 2023 were $882.7 million, or 9.7% of revenues, compared to selling, general and administrative expenses of $761.1 million, or 9.4% of revenues, for the nine months ended September 30, 2022. Selling, general and administrative expenses for the three and nine months ended September 30, 2023 included $4.2 million and $14.6 million, respectively, of incremental expenses directly related to companies acquired in 2023 and 2022, including amortization expense attributable to identifiable intangible assets of $1.1 million and $3.5 million, respectively.
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
Operating income (loss)
The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues (“operating margin”) (in thousands, except for percentages):

	For the three months ended September 30,
	2023	% of Segment Revenues	2022	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$63,127	9.1%	$35,558	5.6%
United States mechanical construction and facilities services	138,476	10.4%	90,500	8.2%
United States building services	57,156	7.0%	46,041	6.4%
United States industrial services	(174)	(0.1)%	(1,392)	(0.6)%
Total United States operations	258,585	8.3%	170,707	6.3%
United Kingdom building services	8,869	8.0%	8,369	7.1%
Corporate administration	(30,121)	—	(28,982)	—
Impairment loss on long-lived assets	(2,350)	—	—	—
Total operations	234,983	7.3%	150,094	5.3%
Other items:
Net periodic pension (cost) income	(284)		1,025
Interest expense, net	(90)		(3,194)
Income before income taxes	$234,609		$147,925

	For the nine months ended September 30,
	2023	% of Segment Revenues	2022	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$154,365	7.6%	$90,646	5.3%
United States mechanical construction and facilities services	344,550	9.6%	225,545	7.1%
United States building services	140,943	6.1%	108,698	5.3%
United States industrial services	22,733	2.6%	18,324	2.2%
Total United States operations	662,591	7.5%	443,213	5.7%
United Kingdom building services	20,220	6.2%	25,372	7.0%
Corporate administration	(93,901)	—	(80,890)	—
Impairment loss on long-lived assets	(2,350)	—	—	—
Total operations	586,560	6.4%	387,695	4.8%
Other items:
Net periodic pension (cost) income	(840)		3,288
Interest expense, net	(4,614)		(6,234)
Income before income taxes	$581,106		$384,749
Operating income for the three months ended September 30, 2023 was $235.0 million, an increase of $84.9 million compared to operating income of $150.1 million for the three months ended September 30, 2022. Operating margin for the three months ended September 30, 2023 was 7.3% compared to an operating margin of 5.3% for the three months ended September 30, 2022. For the nine months ended September 30, 2023, operating income was $586.6 million, an increase of $198.9 million compared to operating income of $387.7 million for the nine months ended September 30, 2022. Operating margin for the nine months ended September 30, 2023 was 6.4% compared to an operating margin of 4.8% for the nine months ended September 30, 2022. This performance established new quarterly records for the Company with respect to operating income and operating margin for both a quarterly and nine month period. As described in more detail below, improvements in profitability were a result of: (a) better project execution during 2023, (b) a more favorable mix of work when compared to the 2022 periods, (c) the successful close-out of certain projects within our United States construction segments, and (d) the impact in the first nine months of 2022 of certain supply chain disruptions and delays, which were greater than those experienced to date in 2023, and that, in the prior year, led to: (i) reduced labor productivity and efficiency, (ii) the under-absorption of labor costs in instances where projects were delayed pending the receipt of materials, or (iii) material and commodity price escalations.
Operating income of our United States electrical construction and facilities services segment was $63.1 million, or 9.1% of revenues, for the three months ended September 30, 2023, compared to $35.6 million, or 5.6% of revenues, for the three months ended September 30, 2022. Operating income of this segment for the nine months ended September 30, 2023 was $154.4 million, or 7.6% of revenues, compared to operating income of $90.6 million, or 5.3% of revenues, for the nine months ended September 30, 2022. The period-over-period increases in operating income and operating margin of this segment were largely a result of: (a) a more favorable mix of work, (b) improved project execution, and (c) the successful close-out of certain construction projects, which positively impacted the operating margin of this segment by 60 basis points and 20 basis points for the three and nine months ended September 30, 2023, respectively. On a year-to-date basis, the greatest increases in gross profit, and gross profit margin, were recognized within the network and communications market sector, the commercial market sector, and the healthcare market sector. Although we continue to experience supply chain disruptions and delays, which are impacting project delivery in various ways, market conditions surrounding equipment availability have steadily improved over the last twelve months and our management teams continue to adapt to this environment. Such developments have led to improved job-site and labor productivity as well as more normalized project sequencing, resulting in fewer project write-downs when compared to the prior year period. For example, based on an evaluation of individual projects that had revisions to total estimated costs, which resulted in a reduction of profitability in excess of $1.0 million, the operating results of our United States electrical construction and facilities services segment were negatively impacted by approximately $2.6 million and $12.2 million during the three and nine months ended September 30, 2023, respectively, compared to $10.5 million and $26.5 million during the three and nine months ended September 30, 2022, respectively. While these reductions in estimated project profitability negatively affected operating margin of this segment by 30 basis points in the third quarter of 2023 and 60 basis points for the 2023 year-to-date period, the impact in the corresponding 2022 periods was 170 basis points and 150 basis points, respectively. Partially offsetting the period-over-period improvements in gross profit, and gross profit margin, were increased selling, general and administrative expenses and SG&A margin, largely as a result of greater incentive compensation expense recognized by several operating subsidiaries of this segment given improvements in forecasted profitability year-over-year.

Our United States mechanical construction and facilities services segment’s operating income for the three months ended September 30, 2023 was $138.5 million, or 10.4% of revenues, compared to operating income of $90.5 million, or 8.2% of revenues, for the three months ended September 30, 2022. Operating income of this segment for the nine months ended September 30, 2023 was $344.6 million, or 9.6% of revenues, compared to operating income of $225.5 million, or 7.1% of revenues, for the nine months ended September 30, 2022. The increase in operating income, and operating margin, for both 2023 periods was primarily a result of increased gross profit, and gross profit margin, recognized from: (a) the high-tech manufacturing market sector, including certain mechanical construction or fire protection projects for customers: (i) engaged in either the design or manufacturing of semiconductors or the production and development of electric vehicles and/or lithium batteries, and (ii) within the biotech, life-sciences, and pharmaceutical industries, (b) the commercial market sector, including various fire protection projects, and (c) the manufacturing and industrial market sector, which continues to benefit from customer initiatives to re-shore their critical supply chain. Operating income of this segment was also favorably impacted as a result of the successful close-out of certain projects during 2023, which contributed approximately $5.8 million and $18.3 million of gross profit for the three and nine months ended September 30, 2023, respectively. These amounts resulted in incremental operating margin of 40 basis points for the quarterly period and 50 basis points for the year-to-date period. Similar to our United States electrical construction and facilities services segment, the results for this segment in the prior year periods were negatively impacted by external market conditions, which manifested themselves through price escalations, particularly for materials and commodities, such as copper and steel, that are used in our mechanical and fire protection operations. Although there remains volatility in the pricing of these commodities, more favorable pricing year-over-year has resulted in improved profitability of this segment during the first nine months of 2023. The improvements in gross profit and gross profit margin of this segment were partially offset by increased selling, general and administrative expenses and SG&A margin, given greater: (a) incentive compensation expense, due to higher projected annual operating results for certain of the operating subsidiaries within this segment, and (b) salaries and related employment costs, largely as a result of additional headcount to support current and anticipated organic revenue growth.
Operating income of our United States building services segment was $57.2 million, or 7.0% of revenues, for the three months ended September 30, 2023 compared to $46.0 million, or 6.4% of revenues, for the three months ended September 30, 2022. Operating income of this segment for the nine months ended September 30, 2023 was $140.9 million, or 6.1% of revenues, compared to operating income of $108.7 million, or 5.3% of revenues, for the nine months ended September 30, 2022. The increase in operating income and operating margin for both 2023 periods was almost entirely attributable to this segment’s mechanical services division, as a result of greater gross profit and gross profit margin across the majority of its service lines, with the largest incremental contribution from projects and retrofits as well as building automation and controls. These improvements were due in part to both favorable project execution and negotiated price adjustments made to customer contracts in response to inflationary pressures. Operating margin of this segment for the nine months ended September 30, 2023 also benefited from greater absorption of indirect costs as well as a reduction in the ratio of selling, general and administrative expenses to revenues given an increase in revenues without a commensurate increase in certain overhead costs.
Our United States industrial services segment reported an operating loss of $0.2 million, or (0.1)% of revenues, for the three months ended September 30, 2023, a slight improvement compared to an operating loss of $1.4 million, or (0.6)% of revenues, for the three months ended September 30, 2022. For the nine months ended September 30, 2023, this segment reported operating income of $22.7 million, or 2.6% of revenues, compared to operating income of $18.3 million, or 2.2% of revenues, for the nine months ended September 30, 2022. The improved performance for the nine months ended September 30, 2023 was due to an increase in both gross profit and gross profit margin period-over-period. In addition to the growth in this segment’s revenues referenced above, which resulted in greater gross profit contribution, gross profit margin during the 2023 year-to-date period has benefited from better pricing, notably within this segment’s shop services division.
Operating income of our United Kingdom building services segment was $8.9 million, or 8.0% of revenues, for the three months ended September 30, 2023 compared to $8.4 million, or 7.1% of revenues, for the three months ended September 30, 2022. Operating income of this segment for the third quarter of 2023 was positively impacted by $0.6 million related to the effect of favorable exchange rate movements for the British pound versus the United States dollar. Excluding such impact, operating income of this segment was essentially flat when compared to the year ago quarter, while operating margin expanded by 90 basis points due to an increase in gross profit margin on certain of its facilities maintenance contracts. Operating income for the nine months ended September 30, 2023 was $20.2 million, or 6.2% of revenues, compared to $25.4 million, or 7.0% of revenues, for the nine months ended September 30, 2022. The decrease in this segment’s operating income for the nine month period was primarily a result of a reduction in gross profit due to lower year-to-date revenues. Operating margin of this segment for the nine month period was negatively impacted by an increase in the ratio of selling, general and administrative expenses to revenues, largely given the decline in revenues thus far in 2023, without a corresponding reduction in overhead costs, as we continue to invest in the future growth of this business. This segment’s operating income for the nine months ended September 30, 2023 was positively impacted by $0.2 million related to the effect of favorable exchange rate movements.

Our corporate administration expenses for the three months ended September 30, 2023 were $30.1 million, a modest increase, compared to $29.0 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, our corporate administrative expenses were $93.9 million, compared to $80.9 million for the nine months ended September 30, 2022. This increase in corporate expenses for the year-to-date period was primarily due to greater incentive compensation expense resulting from higher projected annual and long-term operating results, when compared to those which were anticipated during the same prior year period. In addition to incentive compensation, we have experienced increases in: (a) computer hardware and software costs, due to various information technology and cybersecurity initiatives currently in process, (b) travel and entertainment expenses, given a greater level of travel and business meals, and (c) salaries, largely as a result of annual cost of living adjustments.
Other items
Net interest expense for the three months ended September 30, 2023 and 2022 was $0.1 million and $3.2 million, respectively. Net interest expense for the nine months ended September 30, 2023 and 2022 was $4.6 million and $6.2 million, respectively. While we have experienced an increase in our interest expense due to rising interest rates, such rate increases have additionally resulted in greater returns on our invested cash, which, coupled with a decrease in average outstanding borrowings under our credit facility, has resulted in the period-over-period reductions in net interest expense.
For the three and nine months ended September 30, 2023, our income tax provision was $64.9 million and $159.3 million, respectively, compared to an income tax provision of $42.2 million and $104.9 million for the three and nine months ended September 30, 2022, respectively. Our effective income tax rate for the three and nine months ended September 30, 2023 was 27.7% and 27.4%, respectively, compared to an effective income tax rate for the three and nine months ended September 30, 2022 of 28.5% and 27.3%, respectively. Refer to Note 9 - Income Taxes of the notes to consolidated financial statements for further discussion regarding our income tax provision and effective income tax rate.
Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	September 30, 2023	% of Total	December 31, 2022	% of Total	September 30, 2022	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$2,158,104	25%	$2,014,079	27%	$2,063,134	29%
United States mechanical construction and facilities services	4,875,551	56%	3,987,134	53%	3,642,049	51%
United States building services	1,313,779	15%	1,172,816	16%	1,129,795	16%
United States industrial services	133,894	2%	124,653	2%	122,714	2%
Total United States operations	8,481,328	98%	7,298,682	98%	6,957,692	98%
United Kingdom building services	154,115	2%	160,617	2%	143,769	2%
Total operations	$8,635,443	100%	$7,459,299	100%	$7,101,461	100%
Our remaining performance obligations at September 30, 2023 were $8.64 billion compared to $7.46 billion at December 31, 2022 and $7.10 billion at September 30, 2022. The increase in remaining performance obligations at September 30, 2023, when compared to December 31, 2022, was attributable to an increase in remaining performance obligations within all of our reportable segments, except for our United Kingdom building services segment. Most notably, we experienced an increase in remaining performance obligations from: (a) our United States construction segments, driven by the award of various projects within the majority of the market sectors in which we operate, and (b) our United States building services segment, largely due to increased project opportunities within its mechanical services division. From a market sector perspective, we experienced the largest growth in remaining performance obligations within: (a) the high-tech manufacturing market sector, inclusive of projects for customers engaged in: (i) the design and manufacturing of semiconductors, and (ii) the production and development of electric vehicles and/or lithium batteries, (b) the network and communications market sector, largely driven by data center construction projects, and (c) the institutional market sector. Remaining performance obligations increased by $20.8 million as a result of acquisitions during 2023. These increases were partially offset by a reduction in remaining performance obligations from the commercial market sector, given the completion of several warehouse and distribution center projects. While the continued growth in our remaining performance obligations is largely due to the strength in demand for our services, a portion of this increase can likely be attributed to external market factors such as material and labor inflation, which has increased the price of certain of our project work.
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
As of September 30, 2023, we had cash and cash equivalents of $523.6 million, which are maintained in depository accounts and highly liquid investments with original maturity dates of three months or less. Both our short-term and long-term liquidity requirements are expected to be met through our cash and cash equivalent balances, cash generated from our operations, and, as necessary, the borrowing capacity under our revolving credit facility. Our credit agreement provides for a $1.30 billion revolving credit facility, for which there is $1.18 billion of available capacity as of September 30, 2023.
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
Cash Flows
The following table presents a summary of our operating, investing, and financing cash flows (in thousands):

	For the nine months ended September 30,
	2023	2022
Net cash provided by operating activities	$475,897	$238,354
Net cash used in investing activities	$(134,032)	$(122,898)
Net cash used in financing activities	$(276,157)	$(512,598)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$856	$(20,540)
Increase (decrease) in cash, cash equivalents, and restricted cash	$66,564	$(417,682)
During the nine months ended September 30, 2023, our cash balance, including cash equivalents and restricted cash, increased by approximately $66.6 million from $457.1 million at December 31, 2022 to $523.6 million at September 30, 2023. Changes in our cash position from December 31, 2022 to September 30, 2023 are described in further detail below.
Operating Activities – Operating cash flows generally represent our net income as adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2023 was approximately $475.9 million compared to approximately $238.4 million of net cash provided by operating activities for the nine months ended September 30, 2022. The favorable operating cash flow performance period-over-period was largely a result of increased income, coupled with customer deposits and advanced payments on certain construction contracts, as evidenced by the growth in our contract liabilities since December 31, 2022.

Investing Activities – Investing cash flows consist primarily of payments for the acquisition of businesses, capital expenditures, and proceeds from the sale or disposal of property, plant, and equipment. Net cash used in investing activities for the nine months ended September 30, 2023 increased by approximately $11.1 million compared to the nine months ended September 30, 2022, primarily due to an increase in capital expenditures to support our organic growth, partially offset by an increase in proceeds from the sale or disposal of property, plant and equipment.
Financing Activities – Financing cash flows consist primarily of the issuance and repayment of short-term and long-term debt, repurchases of common stock, payments of dividends to stockholders, and the issuance of common stock through certain equity plans. Net cash used in financing activities for the nine months ended September 30, 2023 was $276.2 million compared to net cash used in financing activities for the nine months ended September 30, 2022 of $512.6 million. The $236.4 million reduction in financing cash outflows was due to a decrease in funds used for the repurchase of our common stock during 2023, partially offset by an increase in net repayments of outstanding debt under our credit agreement. The timing of common stock repurchases is at management’s discretion subject to securities laws and other legal requirements and depends upon several factors, including market and business conditions, current and anticipated future liquidity, share price, and share availability, among others. For additional detail regarding our share repurchase program, refer to Note 10 - Common Stock of the notes to consolidated financial statements.
We currently pay a regular quarterly dividend of $0.18 per share. For the nine months ended September 30, 2023 and 2022, cash payments related to dividends were $24.2 million and $20.0 million, respectively. Our credit agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay such quarterly dividends for the foreseeable future.
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash – We are exposed to fluctuations in foreign currency exchange rates, almost entirely with respect to the British pound. Therefore, the $21.4 million variance between the nine months ended September 30, 2023 and 2022 was a direct result of favorable exchange rate movements for the British pound versus the United States dollar.
Material Cash Requirements from Contractual and Other Obligations
As of September 30, 2023, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
Outstanding Debt and Interest Payments – As of September 30, 2023, there were no direct borrowings outstanding under our revolving credit facility and the amount outstanding under our term loan was $100.0 million. We are required to make annual principal payments on our term loan of $5.0 million on December 31, 2023 and 2024. All remaining unpaid amounts are due on March 2, 2025, when the credit agreement governing our term loan and revolving credit facility expires. Until such time, we are required to make periodic interest payments on our outstanding indebtedness. Future interest payments will be determined based on prevailing interest rates during that time, which may fluctuate in the near term. Refer to Note 7 - Debt of the notes to consolidated financial statements for further detail of our debt obligations, including our term loan and revolving credit facility.
Operating and Finance Leases – In the normal course of business, we lease real estate, vehicles, and equipment under various arrangements which are classified as either operating or finance leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $402.5 million at September 30, 2023, with $93.6 million payable within the next 12 months.
Open Purchase Obligations – As of September 30, 2023, we had $2.52 billion of open purchase obligations, of which payments totaling approximately $2.09 billion are expected to become due within the next 12 months. These obligations represent open purchase orders to suppliers and subcontractors related to our construction and services contracts. These purchase orders are not reflected in the Consolidated Balance Sheets and are not expected to impact future liquidity as amounts should be recovered through customer billings.
Insurance Obligations – As described in further detail in Note 12 - Commitments and Contingencies of the notes to consolidated financial statements, we have loss payment deductibles and/or self-insured retentions for certain insurance matters. As of September 30, 2023, our insurance liabilities, net of estimated recoveries, were $214.0 million. Of this net amount, approximately $39.2 million is estimated to be payable within the next 12 months. Due to many uncertainties inherent in resolving these matters, it is not practical to estimate these payments beyond such period. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase.

Contingent Consideration Liabilities – We have incurred liabilities related to contingent consideration arrangements associated with certain acquisitions, payable in the event discrete performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The aggregate amount of these liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance during such post-acquisition periods, and accretion in present value. As of September 30, 2023, the present value of expected future payments relating to these contingent consideration arrangements was $11.3 million. Of this amount, $5.6 million is estimated as being payable within the next 12 months, with the remainder due pursuant to the terms of our contractual agreements some of which extend through 2025.
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
Off-Balance Sheet Arrangements and Other Commercial Commitments
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of September 30, 2023, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $2.0 billion, which represents approximately 23% of our total remaining performance obligations.
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
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds or letters of credit may be issued as collateral for certain insurance obligations. As of September 30, 2023, we satisfied approximately $48.1 million and $71.1 million of the collateral requirements of our insurance programs by utilizing surety bonds and letters of credit, respectively. All such letters of credit were issued under our revolving credit facility, therefore reducing the available capacity of such facility.
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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements is based on the application of significant accounting policies, which require management to make estimates and assumptions. Our significant accounting policies are described further in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2022. We base our estimates on historical experience, known or expected trends, third-party valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. There have been no significant changes to our critical accounting policies or methods during the nine months ended September 30, 2023.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the nine months ended September 30, 2023, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
The Federal Reserve Board has been increasing interest rates, and rate increases may continue in the near term. We are exposed to market risk for changes in interest rates for borrowings under the 2020 Credit Agreement, which provides for a revolving credit facility and a term loan. Borrowings under the 2020 Credit Agreement bear interest at variable rates and, as a result of the actions referenced above, such rates have increased throughout 2022 and the first nine months of 2023. For further information on our outstanding debt and borrowing rates, refer to Note 7 - Debt of the notes to consolidated financial statements. As of September 30, 2023, there were no direct borrowings outstanding under the 2020 Revolving Credit Facility; however, the balance of the 2020 Term Loan was $100.0 million. Based on the $100.0 million of borrowings outstanding under the 2020 Credit Agreement, if overall interest rates were to increase by 100 basis points, interest expense, net of income taxes, would increase by approximately $0.7 million in the next twelve months. Conversely, if overall interest rates were to decrease by 100 basis points, interest expense, net of income taxes, would decrease by approximately $0.7 million in the next twelve months. The 2020 Credit Agreement expires on March 2, 2025.
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
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction, building services, and industrial services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of approximately 13,700 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, our fixed price contracts generally do not allow us to adjust our prices and, as a result, increases in material costs could reduce our profitability with respect to projects in progress. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding the impact of fluctuations in commodity and material prices on our results of operations.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2023 to July 31, 2023	—	—	—	$283,660,716
August 1, 2023 to August 31, 2023	—	—	—	$283,660,716
September 1, 2023 to September 30, 2023	—	—	—	$283,660,716
Total	—	—	—

(1)In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $2.15 billion of our outstanding common stock. As of September 30, 2023, there remained authorization for us to repurchase approximately $283.7 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. Refer to Note 10 - Common Stock of the notes to consolidated financial statements for further information regarding our share repurchase program.
(2)Excludes 368 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.
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
ITEM 5.   OTHER INFORMATION.
During the quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any: (a) contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1 or (b) non 10b5-1 trading arrangement, each as defined in Item 408(a) of Regulation S-K.

ITEM 6.   EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(a-6)	Certificate of Amendment of Restated Certificate of Incorporation of EMCOR	Exhibit 3.1 to EMCOR’s Report on Form 8-K (Date of Report June 8, 2023)
3(b)	Second Amended and Restated By-Laws of EMCOR	Exhibit 3.1 to EMCOR’s Report on Form 8-K (Date of Report October 25, 2022)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95.1	Information concerning mine safety violations or other regulatory matters	Filed herewith
101	The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.	Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 26, 2023

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