Form 10-K
period 2023-12-31
EMCOR Group, Inc.
filed 2024-02-28
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $5,900,000,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the New York Stock Exchange reported for such date. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock (based solely on filings of such 5% holders) have been excluded from such calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of the registrant’s common stock outstanding as of the close of business on February 22, 2024: 47,064,926 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III. Portions of the definitive proxy statement for the 2024 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

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
•changes in interest rates;
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
Overview
We are one of the largest specialty contractors in the United States and a leading provider of electrical and mechanical construction and facilities services, building services, and industrial services. In 2023, we had revenues of approximately $12.6 billion. Our services are provided to a broad range of commercial, technology, manufacturing, industrial, healthcare, utility, and institutional customers through approximately 100 operating subsidiaries, which specialize principally in providing construction services relating to electrical and mechanical systems in all types of facilities and in providing various services relating to the operation, maintenance, and management of those facilities. Such operating subsidiaries are organized into the following reportable segments:
•United States electrical construction and facilities services;
•United States mechanical construction and facilities services;
•United States building services;
•United States industrial services; and
•United Kingdom building services.
Our operating subsidiaries offer comprehensive and diverse solutions on a broad scale and have many long-standing customer relationships. We provide construction services and building services directly to corporations, municipalities and federal and state governmental entities, owners/developers, and tenants of buildings. We also provide our construction services indirectly by acting as a subcontractor to general contractors, systems suppliers, construction managers, developers, property managers, and other subcontractors. We generally provide industrial services directly to refineries and petrochemical plants.
We derive revenues from many different customers in numerous industries, which have operations in several different geographical areas. Of our 2023 revenues, approximately 97% were generated in the United States and approximately 3% were generated in foreign countries, substantially all in the United Kingdom. In 2023, we derived approximately 63% of our revenues from our construction operations, approximately 28% of our revenues from our building services operations, and approximately 9% of our revenues from our industrial services operations. For additional information regarding our revenues, see Note 3 - Revenue from Contracts with Customers of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
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
The electrical and mechanical construction services industry has experienced growth principally due to the increased content, complexity, and sophistication of electrical and mechanical systems resulting, in part, from growth in digital processing, cloud computing, data storage, and the emergence of artificial intelligence. In addition, facilities of all types require extensive electrical distribution systems, sophisticated power supplies, networks of low-voltage and fiber-optic communications cabling, and various mechanical, plumbing, and fire protection and suppression systems. Moreover, the need for substantial environmental controls within a building, due to the heightened need to maintain extensive computer systems at optimal temperatures, and the demand for increased energy efficiency, have continued to expand opportunities for our electrical and mechanical services businesses. The demand for these services is typically driven by non-residential construction and renovation activity and, in recent years, has benefited from the re-shoring of the supply chain, the need for additional high-tech manufacturing facilities, and the energy transition/expansion throughout the United States, all of which have been bolstered by certain government incentives.
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
Our United States electrical and mechanical construction operations accounted for approximately 63% of our 2023 total revenues. Of such revenues, approximately 35% were generated by our electrical construction operations and approximately 65% were generated by our mechanical construction operations.

Our largest projects typically include those within: (a) the commercial market sector (including warehousing and distribution facilities, office or mixed-use buildings, and shopping malls); (b) the network and communications market sector (including data centers, data and fiber projects, and cabling); (c) the manufacturing and industrial market sector (including steel, pulp and paper mills, food processing and traditional automotive manufacturing facilities, power generation (including sustainable energy solutions such as solar and wind), oil and gas refineries, and chemical processing plants); (d) the high-tech manufacturing market sector (including semiconductor, biotech, life-sciences, and pharmaceutical facilities, as well as projects across the electric vehicle value chain); (e) the healthcare market sector (including hospitals, surgical centers, rehabilitation and nursing facilities, and medical offices); (f) the institutional market sector (including educational and correctional facilities and research laboratories); (g) the water and wastewater market sector; (h) the transportation market sector (including highways, bridges, airports, and transit systems); and (i) the hospitality and entertainment market sector (including resorts, hotels, gaming facilities, convention centers, and sports stadiums). Our largest projects, which typically range in size from $10 million up to and occasionally exceeding $200 million, represented approximately 45% of our electrical and mechanical construction services revenues in 2023. These projects often involve new construction and a combination of design, installation, and start-up services. Depending on the size and complexity of these projects, they may span multiple years and typically require significant technical and management skills and the financial strength to obtain performance bonds, which are often a condition to bidding for and winning these projects.
Our projects of less than $10 million accounted for approximately 55% of our electrical and mechanical construction services revenues in 2023. These projects are typically completed in less than one year. They usually involve electrical and mechanical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use, upgrade or replace aging systems, or increase energy efficiency. These projects frequently require electrical and mechanical systems to meet special needs such as critical systems power supply, fire protection systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, new production lines in manufacturing plants, and office arrangements in existing office buildings. They are not usually dependent upon the new construction market. Demand for these projects and types of services is often prompted by the expiration of leases, changes in technology, the demand for more energy efficient systems, or changes in the customer’s plant or office layout in the normal course of a customer’s business.
United States and United Kingdom building services operations:
Our building services include:
•Maintenance and services for mechanical, electrical, plumbing, fire safety, and building automation systems;
•Modification and retrofit projects;
•Program development, management, and maintenance for energy systems, including LEED and other sustainable solutions to assist our customers in reducing energy consumption;
•Energy efficiency retrofit services, including HVAC, lighting, water, weatherization, and air flow management solutions:
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

Our building services operations, which generated approximately 28% of our 2023 total revenues, provide services to owners, operators, tenants, and managers of all types of facilities both on a contractual basis for a specified period of time and on an individual task order basis. Of our building services revenues for 2023, approximately 88% were generated in the United States and approximately 12% were generated in the United Kingdom.
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
We provide building services at a number of prominent buildings in the United States, including those that house the National Archives and Records Administration, the Federal Deposit Insurance Corporation, the Government Accountability Office, and the Departments of Transportation, Education, Health and Human Services, Energy, and Homeland Security, as well as other government facilities, including the NASA Jet Propulsion Laboratory. We also provide building services, as a prime contractor or a subcontractor, to U.S. military bases and various other governmental agencies. The agreements pursuant to which this division provides services to the federal government are frequently for a base period and a number of option years exercisable at the sole discretion of the government, are often subject to modification or renegotiation by the government in terms of scope of services, and are subject to termination by the government prior to the expiration of the applicable term.
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
Our industrial services business, which generated approximately 9% of our 2023 total revenues, is a recognized leader in the refinery turnaround market and has a presence in the petrochemical market. Demand for these services is highly dependent on the strength of the oil and gas and related industrial markets. Our industrial services operations perform turnaround and maintenance services for critical units of refineries and petrochemical plants to upgrade, repair, and maintain them. Such services include: (a) engineering and planning in advance of complex refinery and petrochemical turnarounds; (b) overhaul and maintenance of critical process units (including hydrofluoric alkylation units, fluid catalytic cracking units, coking units, heaters, heat exchangers, and related mechanical equipment) during refinery and petrochemical plant shut downs; (c) replacement and new construction capital projects for refineries and petrochemical plants; (d) instrumentation and electrical services for energy infrastructure; and (e) other related specialty services such as: (i) welding (including pipe welding) and fabrication; (ii) heater, boiler, and reformer repairs and replacements; converter repair and revamps; and vessel, exchanger and tower services; (iii) tower and column repairs in refineries and petrochemical plants; (iv) installation and repair of refractory materials for critical units in process plants to protect equipment from corrosion, erosion, and extreme temperatures; and (v) acid-proofing services to protect critical components at refineries from chemical exposure. These businesses also design and manufacture highly engineered shell and tube heat exchangers and provide maintenance, repair, and cleaning services for heat exchangers both in the field and at our own shops, including tube and shell repairs, bundle repairs, and extraction services.
In addition to these traditional industrial services, we are beginning to leverage our expertise in industrial services to construct and maintain carbon capture technologies and renewable energy projects.

Competition
Across our operations, we compete with national, regional, and local companies, many of which are small, owner-operated entities that carry on their businesses in a limited geographic area, as well as with certain foreign companies.
The electrical and mechanical construction services industry is highly fragmented and our competition includes thousands of small companies across the United States. In addition, there are a number of larger public companies focused on providing electrical and/or mechanical construction services, such as APi Group Corporation, Comfort Systems USA, Inc., Dycom Industries, Inc., IES Holdings, Inc., MasTec, Inc., MYR Group Inc., and Tutor Perini Corporation. A majority of our revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability, and financial strength. Competitive factors in the electrical and mechanical construction services business include: (a) the availability of qualified and/or licensed personnel; (b) reputation for integrity and quality; (c) safety record; (d) cost structure and the ability to control project costs; (e) relationships with customers; (f) price; (g) geographic diversity; (h) experience in specialized markets; (i) the ability to obtain surety bonding; (j) adequate working capital or access to bank credit; and (k) the use of technology such as building information modeling (BIM). We believe our financial position, operating results, access to bank credit and surety bonding, technical expertise including prefabrication and BIM capabilities, and safety record, among other factors, give us an advantage over many of our competitors. However, relatively few barriers exist to prevent entry into the electrical and mechanical construction services industry.
While the building services industry is also highly fragmented, with most competitors operating in a specific geographic region, a number of large corporations such as Amentum Services, Inc., IAP Worldwide Services, Inc., Fluor Corporation, J&J Worldwide Services, Cushman & Wakefield plc, CBRE Group, Inc., Jones Lang LaSalle Incorporated, Sodexo, Inc., Aramark, and ABM Industries Incorporated are engaged in this field, as are large original equipment manufacturers such as Carrier Global Corporation and Trane Technologies plc. In addition, we compete with several regional firms serving all or portions of the markets we target, such as BrightView Holdings, Inc., Kellermeyer Bergensons Services, LLC, and SMS Assist, L.L.C. Our principal competitors in the United Kingdom include CBRE Group, Inc., ISS UK Ltd., Equans Services Limited, OCS Group UK Limited, and Mitie Group PLC. The key competitive factors in the building services industry include: (a) availability of qualified personnel and managers; (b) service quality and technical expertise; (c) the use of technology tools and data analytics; (d) cost structure and the ability to control project costs; (e) price; and (f) geographic diversity. Due to our size, our technical capability and management experience, and our geographic presence, we believe our building services operations are in a strong competitive position. However, there are relatively few barriers to entry into the building services industry.
The market for providing industrial services includes large national providers, as well as numerous regional companies. In the manufacture of heat exchangers, we compete with both U.S. and foreign manufacturers. Competitors within this industry include JVIC Catalyst Services, Universal Plant Services, Inc., Turner Industries Group, LLC, Team, Inc., Cust-O-Fab, Inc., Dunn Heat Exchangers, Inc., Turn2 Specialty Companies, and Wyatt Field Service Company, LLC, among others. The key competitive factors in the industrial services market consist of: (a) availability of skilled workforce; (b) technical expertise; (c) service, quality, and ability to respond quickly; (d) price; and (e) safety record. Due to our technical capabilities, skilled workforce, and safety record, we believe that we are in a strong competitive position in the industrial services markets that we serve. Although the technical expertise and capital investment that is required in manufacturing heat exchangers may be considered a barrier to entry in this field, there are significantly fewer barriers to entry as it pertains to turnaround projects and services.
Human Capital
At December 31, 2023, we employed approximately 38,300 people, approximately 35,000 of whom were located within the United States and approximately 3,300 of whom were located in the United Kingdom.
Based on the most recent information available from our latest filing with the U.S. Equal Employment Opportunity Commission, the gender demographic of our U.S. employees was 89% male and 11% female. Additionally, based on such information, our U.S. employees had the following race and ethnicity demographics:

Employee Demographic	% of Total
White	69%
Hispanic / Latino	18%
Black / African American	8%
Asian	2%
Multiracial, Native American, Native Hawaiian, and Pacific Islander	3%

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
Our ability to execute complex projects for our customers, and to perform all of our services with the excellence that makes us an industry leader, depends on our success in attracting and retaining skilled labor in a competitive market. We therefore strive to be and remain an employer of choice for the most talented employees in each of the industries and markets in which we operate. This begins with offering competitive employee compensation and benefits packages, specifically designed to meet the unique needs of each individual in our organization, which include:
•Health and Welfare Plans: All full-time employees who do not participate in union plans are offered a range of choices among medical, dental and vision plans, life, accident, dependent and disability insurance, and pre-tax health savings accounts that include employer contributions.
•Retirement Savings: We help provide our employees with financial security by offering a 401(k) Savings Plan, which includes company matching contributions.
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
•College Coaching: Our College Coach Program provided through Bright Horizons provides employees and their families with support as they navigate the college admissions process, including live webinars, tuition payment financial planning, and insight from former admissions officers, finance professionals, and educators.
Key to our attraction and retention of employees is our commitment to our EMCOR Values and our focus on employee safety and inclusion. Our Board of Directors and senior leadership engage in direct oversight and management, respectively, of our significant human capital initiatives. Our Board of Directors is regularly briefed and provides input on key human capital initiatives and metrics.
Commitment to Core Values
We are committed to our EMCOR Values of Mission First: Integrity, Discipline, and Transparency and People Always: Mutual Respect and Trust, Commitment to Safety, and Teamwork. We consistently strive to ensure these values are reflected in how we do business every day, from our corporate culture and “tone at the top,” established by our Board of Directors and management team, to the critical work performed by all of our people at every level throughout our organization. We reinforce our EMCOR Values through many ongoing initiatives. Our EMCOR Values are embodied in our policies and procedures, including our Code of Business Ethics and Conduct. We also regularly provide training on these values, both at time of hire and on an ongoing, periodic basis. In addition, to develop and reinforce our values company-wide, and empower our leaders to perform at the highest levels, senior leaders are invited to our Leadership for Results course and our Leading with Character program at the Thayer Leadership Development Group at West Point. In addition, identified front line leaders such as project managers, superintendents and supervisors are invited to our Leader Development Program, which focuses on the development of skills to enhance their growth as leaders and emphasizes the importance of our EMCOR Values.
Workplace Safety
We believe that our focus on employee safety and well-being is reflected in our results. During a year in which our people worked over 80 million hours, the Company’s Total Recordable Incident Rate in 2023 was just under 1.2, which was approximately 50% lower than the U.S. Bureau of Labor Statistics’ most recently available industry average of 2.4 for NAICS Code 2382, Building Equipment Contractors. This represents our fifteenth consecutive year with a Total Recordable Incident Rate which was less than half the industry average. Our position as an industry leader in safety begins with a strong culture of care and vigilance embodied in our EMCOR Values and is supported by a comprehensive suite of training, resources, and analytics. These include: (a) our signature Be There for Life! Zero Injuries Program and Be Vigilant! Campaign, (b) incident and injury prevention planning, including in-person and online training tools and best practice guides available through our company intranet, (c) enterprise level reporting and analysis of leading and lagging indicators, (d) a 24-hour incident reporting hotline, and (e) a company-wide program to share and champion best safety practices across our range of businesses. These tools are evolving with the way our people work, including employees in the field. For example, we have deployed an online safety training program available to any employee on a mobile device.

A Diverse and Inclusive Workplace
We believe that a diverse and inclusive workforce is important to the long-term success of our business. We actively seek to increase the diversity of our workforce and to practice our commitment to diversity and inclusion in hiring, development, and training, embracing diversity of experience, background, and personal characteristics. This extends to our senior leadership and Board of Directors, where we require that any slate of recruited candidates for a named executive officer or other corporate officer position, and new management-supported director nominees, include a diverse group of individuals. We have also designed and implemented policies and practices to promote a workplace free from discrimination, including our Affirmative Action and Equal Opportunity Policy, the implementation, effectiveness, and reporting requirements of which are overseen by our designated Affirmative Action Officer.
We strive to help all our employees realize their full potential with an equal opportunity to succeed. We work to unlock the full potential of all employees at every level through: (a) the EMCOR Manager Certificate Program, which promotes supervisory management skills, (b) our Degree Assistance Program, which provides tuition reimbursement for continuing education, and (c) the resources available to all employees on our online learning platform, EMCOR University Online, which includes thousands of on-demand training courses on a wide range of topics.
In furtherance of our EMCOR Values, all EMCOR employees are required to complete inclusive workplace training, and our current and future leaders undergo implicit association training.
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
Our Board of Directors has an audit committee, a compensation and personnel committee, and a nominating and corporate governance committee. Each of these committees has a formal charter and is comprised of independent directors. We also have Corporate Governance Guidelines, which include guidelines regarding related party transactions, a Code of Ethics for our Chief Executive Officer and Senior Financial Officers, and a Code of Ethics and Business Conduct for Directors, Officers, and Employees. Copies of these charters, guidelines and codes, and any waivers or amendments to such codes which are applicable to our executive officers, senior financial officers, or directors, can be obtained on our website, www.emcorgroup.com.
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
We are exposed to market risk for changes in interest rates for any borrowings under our credit facility, which bear interest at variable rates. Throughout 2022 and much of 2023, the Federal Reserve Board increased the federal funds rate. Increases in benchmark interest rates impact our interest expense and cost of capital, which may adversely impact our ability to make payments on future outstanding debt, raise funds through the issuance of debt, fund capital expenditures or other liquidity needs. Any of these impacts may adversely affect our liquidity, results of operations, and financial position. For further information on our credit facility and associated borrowing rates, refer to Note 9 - Debt of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
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
Certain of our businesses, including those within our United States industrial services segment, are exposed to risks associated with the oil and gas industry. These risks, which are not subject to our control, include volatility in the price and production of crude oil, the development of and consumer demand for alternative energy sources, including as a result of a change in consumer preference, or in an effort to reduce greenhouse gas emissions or combat climate change, and legislative and regulatory actions. In addition, macroeconomic conditions, influenced by a variety of events and circumstances, can also affect customer demand for our services within these businesses and lower prices and production volumes, or perceived risk thereof, typically results in the curtailment or deferral of spending by our customers. While higher prices for our customers’ products may increase demand for our services, significant increases in the price or demand for crude oil may also result in the short-term curtailment or deferral of spending by our customers, as facility downtime to perform certain of the services we provide comes at a higher opportunity cost. Continued volatility within these markets, including the impact of geopolitical instability, could negatively impact our financial position, results of operations, and cash flows.

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
Our business may be adversely affected by significant reductions in government spending, delays or disruptions in the government appropriations process or the failure to fund or implement recent legislation, including the CHIPS and Science Act of 2022 and the Inflation Reduction Act, both of which could benefit our business. Some of our businesses derive a significant portion of their revenues from federal, state, and local governmental agencies. As a result, reduced or delayed spending by the federal government and/or state and local governments may have a material and adverse impact on our business, financial condition, results of operations, and cash flows. Significant reductions in spending aimed at reducing federal, state, or local budget deficits, the absence of a bipartisan agreement on the federal government's budget or raising the debt ceiling (and any disruption caused by a federal government shutdown as a result thereof), renewed focus on budget deficits following increases in government spending in response to the COVID-19 pandemic, personnel reductions, the closure of government facilities and offices, or other changes in budget priorities could result in the deferral, delay, disruption, or cancellation of projects or contracts that we might otherwise have sought to perform. These potential events could impact the level of demand for our services and our ability to execute, complete, and receive compensation for our current contracts, or bid for and enter into new contracts with governmental agencies.
Volatility in the prices or availability of certain materials and equipment used in our businesses and those of our customers, including as a result of inflation, geopolitical instability, and protectionist trade measures, could adversely affect our businesses. We are exposed to market risk of increases in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of approximately 13,800 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Further, the timing of our price increases may lag the timing of the underlying increases in commodity or material prices. Additionally, our fixed price contracts generally do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to projects in progress. For example, in recent years, we experienced supply chain delays, including long lead times for certain materials and equipment, as well as an escalation in material and fuel prices, to varying degrees. These disruptions resulted in declines in gross profit and gross profit margin for certain of our operations. Fluctuations in the price of energy and commodity materials, whether resulting from fluctuations in market supply or demand, geopolitical conditions, including supply chain disruptions and sanctions on Russian exports as a result of Russia’s invasion of Ukraine and recent shipping lane disruptions following maritime attacks in the Gulf of Aden, an increase in trade protection measures such as tariffs, or the disruption, modification, or cancellation of multilateral trade agreements, may adversely affect our customers and as a result cause them to curtail the use of our services.
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
Our business may be affected by weather conditions. Adverse weather conditions, particularly during the winter season, could impact our construction services operations as those conditions affect our ability to safely and efficiently perform work outdoors in certain regions of the United States, adversely affecting the revenues and profitability of those operations. Unsafe outdoor air quality, such as that resulting from large wildfires in the United States or Canada, could have a similar adverse effect. However, the absence of snow in certain regions of the United States during the winter could also cause us to experience reduced revenues and profitability in our United States building services segment, as a portion of their revenues is generated from snow removal contracts. In addition, cooler than normal temperatures during the summer months could reduce the need for our services, particularly in our businesses that install or service air conditioning units, and result in reduced revenues and profitability during the period that such unseasonal weather conditions persist.
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
We could incur additional costs to cover certain guarantees or other contractual requirements. In some instances, we guarantee completion of a project by a specific date or price, cost savings, achievement of certain performance standards, or performance of our services at a certain standard of quality. For other arrangements, including those within our government services operations, the terms of our contracts may include provisions which require us to achieve certain minority participation or small or disadvantaged business “set-aside” goals. Such requirements have become more frequent in recent years and we expect them to be increasingly prevalent, especially under the current administration in Washington, D.C. If we subsequently fail to meet such guarantees, or comply with such provisions, we may be held responsible for costs resulting from such failures, including payment of penalties or liquidated or other damages. To the extent that any of these events occur, the total costs of a project could exceed the original estimated costs, and we would experience reduced profits or, in some cases, a loss.

Many of our contracts, especially our building and industrial services contracts, may be canceled or delayed on short notice, and we may be unsuccessful in replacing such contracts if they are canceled or as they are completed or expire. For example, in 2023, our United States building services segment and our United Kingdom building services segment were unsuccessful in retaining certain contracts upon rebid. We could experience a decrease in revenues, net income, and liquidity if any of the following occur:
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
Fluctuating foreign currency exchange rates impact our financial results. We have operations in the United Kingdom, which in 2023 accounted for approximately 3% of our revenues. Our reported financial position and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our United Kingdom operations, which are denominated in the British pound, into the U.S. dollar. The factors that impact exchange rate fluctuation, including macroeconomic and geopolitical conditions, are outside the control of the Company.
As part of our risk management strategy, we are effectively self-insured against certain potential liabilities. Although we maintain insurance policies with respect to a broad range of risks, including automobile liability, general liability, workers’ compensation, and employee-related healthcare, these policies do not cover all possible claims and certain of the policies are subject to large deductibles and retentions. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Accordingly, we are effectively self-insured for a substantial number of actual and potential claims. Further, if any of our insurance carriers defaulted on its obligations to provide insurance coverage by reason of its insolvency or for other reasons, our exposure to claims would increase and our profits would be adversely affected. Our estimates for unpaid claims and expenses are based on known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary. The determination of such estimated liabilities and their appropriateness are reviewed and updated at least quarterly. However, these liabilities are difficult to assess and estimate due to many relevant factors, the effects of which are often unknown, including the severity of an injury or damage, the determination of liability in proportion to other parties, the timeliness of reported claims, the effectiveness of our risk management and safety programs, denial of coverage by our insurance carriers, and the terms and conditions of our insurance policies and/or customer contracts. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses, and we believe such accruals are adequate. However, unknown or changing trends, risks, or circumstances, such as increases in claims, a weakening economy, increases in medical costs, changes in case law or legislation, or changes in the nature of the work we perform, could render our current estimates and accruals inadequate. In such case, adjustments may be required to increase our insurance liabilities in the period that the experience becomes known.

External market conditions, including catastrophic losses resulting from an increase in severe weather events, among other factors, have resulted in an insurance market that is characterized by higher premiums, diminished capacity, and more conservative underwriting. If these market conditions persist, or if we experience an increase in the number or severity of claims incurred, insurance carriers may be unwilling, in the future, to provide our current levels of coverage without a significant increase in insurance premiums, self-insured retention limits, or collateral requirements to cover our obligations to them. Increased collateral requirements may be in the form of additional letters of credit, surety bonds, and/or cash, and an increase in collateral requirements could significantly reduce our liquidity. If insurance premiums or self-insured retention limits increase, and/or if insurance claims are higher than our estimates, our profitability could be adversely affected.
Failure to provide our services in accordance with professional standards or contractual requirements could expose us to significant monetary damages. Our services often involve professional judgments regarding the planning, design, development, construction, or operations and management of complex facilities. Although we have adopted a range of insurance, risk management, and risk avoidance programs designed to reduce potential liabilities, a catastrophic event at one of our project sites or a completed project, resulting from the services we have performed, could result in significant professional or product liability and warranty or other claims against us, as well as reputational harm. These liabilities could exceed our insurance limits or impact our ability to obtain insurance in the future. Further, even where insurance coverage applies, such policies have limits and deductibles or retentions, which could result in our assumption of exposure for certain amounts with respect to any claim filed against us. In addition, customers or subcontractors who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to uphold their obligations to us, or we may be liable to our customers based on the terms of our contracts, which may require us to provide indemnification to them. An uninsured claim, either in part or in whole, as well as any claim covered by insurance but subject to a policy limit, high deductible/retention, or the denial of coverage by an insurance carrier, could have a material adverse effect on our business, financial condition, and results of operations.
Our business strategy relies, in part, on acquisitions to sustain our growth, and these transactions present certain risk and uncertainties. As part of our growth strategy, we acquire companies that expand, complement, and/or diversify our businesses. However, there is no guarantee that we will be successful in identifying targets that meet our requirements for acquisition. We may also face increased competition from other potential acquirers who may have greater financial resources available to them or who may be in a position to offer more favorable terms to the target company. This competition may limit our ability to pursue acquisition opportunities. Additionally, circumstances beyond our control, such as rising interest rates, inflation and potential disruptions resulting from public health emergencies, such as those experienced in connection with the COVID-19 pandemic, may hinder our ability to pursue and complete acquisitions. Further, realization of the anticipated benefits of an acquisition, and avoiding or mitigating the potential risks associated with an acquisition, will depend, among other things, upon our ability to: (a) effectively conduct due diligence to identify and mitigate potential problems at companies we propose to acquire, (b) recognize incompatibilities or other obstacles to the successful integration of the acquired business with our other operations, and (c) gain greater efficiencies and scale that will translate into reduced costs or anticipated synergies in a timely manner. However, there can be no assurance that an acquisition we may make in the future will provide the benefits anticipated when entering into the transaction. Acquisitions we have completed, and future acquisitions we may make, could expose us to operational challenges and risks, including the diversion of management’s attention from our existing businesses, the failure to retain key personnel or customers of the acquired business, and the assumption of unknown liabilities of the acquired business for which there are inadequate reserves. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify and acquire desirable businesses and successfully integrate any acquired business.
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
Amounts included in our remaining performance obligations may not result in actual revenues or translate into profits. Many contracts are subject to cancellation or suspension on short notice at the discretion of the client, and the contracts in our remaining performance obligations are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contract. The risk of contracts included in our remaining performance obligations being delayed or canceled generally increases during economic slowdowns, periods of restrictive credit markets, or in response to significant fluctuations in commodity prices. Accordingly, there is no assurance that revenue from remaining performance obligations will actually be realized. If our remaining performance obligations fail to materialize, we could experience a decline in profitability, which could result in a deterioration of our financial position and liquidity.

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
We are increasingly dependent on sophisticated information technology systems; our business and results of operations are subject to adverse impacts due to disruption, failure, and cybersecurity breaches of these systems. We and our customers and third-party providers rely on information technology systems, hardware, and software, including third party “cloud based” systems, to run critical accounting, project management, and financial information systems. We rely upon security measures, systems redundancy, and third-party products and services to attempt to secure our information technology systems and the confidential, proprietary, and sensitive information they contain. However, our information technology systems and data, and that of our customers and third-party providers, are subject to cybersecurity incidents, such as hacking, computer viruses or other malicious or destructive software, ransomware, denial of service attacks, malicious social engineering and other intrusions, encryption, erasure, failure, and damage by individuals (which may include our and our third party providers’ employees), groups or nation states or state-sponsored threats. Such cybersecurity incidents could result in operational disruption and information misappropriation, such as theft of intellectual property or inappropriate disclosure of customer data or confidential, sensitive, or personal information, or in reputational harm with customers. While we maintain insurance coverage for these types of cybersecurity incidents, such policies may not completely provide coverage for, or completely offset, the costs associated with such incidents, including losses from reputational harm or the costs to improve security against future similar threats. We are continuously developing and enhancing our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access. This continued development and enhancement requires us to expend additional resources. However, we may not anticipate or combat all types of potential disruptions or breaches. Threats are continually evolving and threat actors may adopt new or different means of breaching our information technology systems and data, including the potential use of artificial intelligence (“AI”) tools to engage in automated, targeted, and coordinated attacks. As cybersecurity threats become more sophisticated and difficult to detect, our ability to promptly prevent, detect and mitigate the effects of cybersecurity incidents may be impacted, potentially resulting in more material adverse effects. As such threats increase in frequency and sophistication, we could be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Additionally, as many of our employees use our information technology systems to collaborate with colleagues in different geographic locations and access our systems and those of our customers remotely, we and our customers may be subject to heightened security risks, including the risks of cyber-attacks. For additional information on our strategy and processes for assessing, identifying, and managing the risks posed by cybersecurity threats, and the management and oversight of such efforts, refer to Part I, Item 1C. Cybersecurity.
The proper functioning of our information technology systems could also be impacted by other causes and circumstances beyond our control, including malware embedded in third party applications, the decision by software vendors to discontinue further development, integration, or long-term software maintenance support for our information systems, or hardware interruption, damage or disruption as a result of power outages, natural disasters, or computer network failures. Errors or other defects in the design or implementation of hardware or software applications by our employees or third-party providers could also disrupt our networks, information systems or data. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery and business continuity planning may not be sufficient to address all potential cybersecurity incidents or other disruptions. We may also utilize new information technology tools, including AI tools, in certain business functions, and such tools could be subject to malfunction, security vulnerabilities, or algorithmic flaws (including AI generation of false or biased information). Unsettled regulations and case law regarding the ownership of intellectual property generated or used by AI could also expose us to claims of copyright or license infringement or other liability resulting from our use of such tools. Key business processes are subject to interruption to the extent that our information technology systems, or those of our customers or third-party providers, are disabled for a long period of time. Such operational disruptions and/or misappropriation or inappropriate disclosure of information could result in lost or reduced revenues, negative publicity, loss of customers or contracts, or business delays that could have a material adverse effect on our business, financial position, and results of operations.

In addition, new or evolving laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including the European Union General Data Protection Regulation ("GDPR"), the California Consumer Privacy Act, the California Privacy Rights Act, state biometric laws, and other emerging U.S. state privacy laws pose increasingly complex compliance challenges and could potentially elevate our compliance costs. Any failure to comply with these laws and regulations, or an exposure or exfiltration of information covered by such laws and regulations, including, without limitation, in connection with a cybersecurity incident, could result in significant penalties and legal liability, and increased costs in this area could have a negative impact on our reputation and our financial condition, results of operations, and cash flow.
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
Legal and Regulatory Risk Factors
We are subject to many laws and regulations in the jurisdictions in which we operate; changes to such laws and regulations may result in additional costs and impact our operations. We are committed to upholding the highest standards of corporate governance and legal and ethical compliance. We are subject to many laws and regulations, including various laws and regulations that apply specifically to U.S. public companies. These include the rules and regulations of the New York Stock Exchange, the Sarbanes-Oxley Act of 2002, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the various regulations, standards, and guidance put forth by the SEC and other federal and state governmental agencies to implement and enforce those laws. New laws, rules, and regulations, or changes to existing laws or their interpretations, could create added legal and compliance costs and uncertainty for us. In addition, our United Kingdom operations are subject to laws and regulations that are in some cases different from those of the United States, including labor laws such as the U.K. Modern Slavery Act and laws and regulations governing information collected from employees, customers and others, specifically the GDPR. These laws and regulations could increase the cost and complexity of doing business in the U.K. and negatively impact our financial position and results of operations. Our efforts to comply with evolving laws, regulations, and reporting standards may increase our general and administrative expenses, divert management time and attention, or limit our operational flexibility, all of which could have a material adverse effect on our business, financial position, and results of operations. Many of our non-public competitors and competitors operating solely in the U.S. are not subject to these laws and regulations and the related costs and expenses of compliance.
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
Opportunities within the government sector could lead to increased governmental rules and regulations applicable to us. When we perform work as a federal government contractor/subcontractor, or if we perform work on a project that has received federal government funding, we are subject to a number of procurement rules and other regulations, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors. Government agencies may review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. If government agencies determine through these audits or reviews that costs are improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we are engaged in improper activity, we may be subject to civil and criminal penalties and debarment or suspension from doing business with the government. Government contracts are also subject to renegotiation of terms by the government, termination by the government prior to the expiration of the term, and non-renewal by the government.
Human Capital and Labor Risk Factors
The departure of key personnel could disrupt our business. We depend on the continued efforts of our senior management. The loss of key personnel, including a temporary loss as a result of illness, or the inability to hire and retain qualified executives, could negatively impact our ability to manage our business.
We may be unable to attract and retain skilled employees. Our ability to grow and maintain productivity and profitability will be limited by our ability to employ, train, and retain skilled personnel necessary to meet our requirements. We are dependent upon a workforce of approximately 38,300 employees, including our project managers and field supervisors who are responsible for managing our projects, and there can be no assurance that any individual will continue in his or her capacity for any particular period of time. The loss of such qualified employees could have an adverse effect on our business. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our business strategy or that labor expenses will not increase as a result of a shortage in the supply of these skilled personnel. The availability and costs to adequately train and maintain a skilled labor force could be impacted by factors we cannot control, including changes in the unemployment rate, prevailing wage rates, benefit costs, potential labor force disruptions resulting from public health emergencies, such as those experienced in connection with the COVID-19 pandemic, and competition for labor from our competitors in the markets we serve. Labor shortages or increased labor costs, such as those currently being experienced throughout the United States and United Kingdom, could impair our ability to provide services to our customers, maintain our business, or grow our revenues. Proposed rules by the Federal Trade Commission to eliminate almost all non-competition agreements with employees, if implemented, may also impact retention of key employees by reducing barriers to individuals with such agreements leaving to work for our competitors.
Our unionized workforce could adversely affect our operations; our participation in many multiemployer pension plans could result in substantial liabilities being incurred. As of December 31, 2023, approximately 60% of our employees were covered by collective bargaining agreements. However, only two of our collective bargaining agreements are national or regional in scope, and not all of our collective bargaining agreements expire at the same time. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages likely would adversely impact our relationships with our customers and could have a material adverse effect on our financial position, results of operations, and cash flows.

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
Climate Change Related Risk Factors
Climate change and related environmental issues could have a material adverse impact on our business, financial condition, and results of operations. Climate change related events, such as increased frequency and severity of storms, floods, wildfires, droughts, hurricanes, freezing conditions, and other natural disasters, may have an adverse impact on our business, financial condition, and results of operation. While we have invested in programs to mitigate the risk that these events disrupt our ability to serve our customers, and also maintain insurance coverage to offset the costs which could result, these events pose inherent risks regardless of where or how we conduct our business. For example, severe weather or a catastrophic natural disaster could negatively impact our and our customers’ offices, facilities, or job sites. Access to clean water and reliable energy where we conduct our business is also critical to our operations. Accordingly, severe weather events or natural disasters have the potential to disrupt our and our customers’ businesses and may cause us to experience work stoppages, project delays or cancellations, financial losses, and additional costs to resume operations, in addition to potential adverse impacts on the health and safety of our workforce and their ability to work or travel. Further, climate change poses direct physical risks to infrastructure across the market sectors we serve, both as a result of chronic environmental changes, such as rising sea levels and temperatures, as well as acute events, such as hurricanes, droughts, and wildfires. These impacts, and the costs to address them, could result in fewer resources for strategic investment by our customers, which could result in a decrease in demand for certain of our services. Any of these events could have a material adverse impact on our business, financial condition, and results of operations.
We may be affected by market or regulatory responses to climate change. Growing public concern about climate change has resulted in the increased focus of local, state, regional, national, and international regulatory bodies on greenhouse gas (“GHG”) emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the United States and internationally, regarding the impact of these gases and possible means for their regulation. The Biden Administration has made climate change and the limitation of GHG emissions one of its primary objectives, including a renewed commitment to the Paris Agreement and a Nationally Determined Contribution under such agreement that aims to reduce U.S. emissions by 50-52%, compared to a 2005 baseline, by 2030. Several states in the United States have also adopted laws that require reporting of GHG emissions, or that a percentage of our fleet be comprised of electric vehicles. Such laws or regulations enacted by the federal government or state and local governments or agencies, and/or any international agreements to which the United States may become a party that control or limit GHG emissions or otherwise seek to address climate change, could result in increased compliance costs for us and our clients or have other impacts on our clients, including those who are involved in the exploration, production, or refining of fossil fuels, or who emit greenhouse gases through the combustion of fossil fuels or through the mining, manufacture, utilization, or production of materials or goods. Such policy changes could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for certain of our services, which could in turn have a material adverse effect on our business, financial condition, and results of operations. In addition, compliance with legislation requiring us to increase the mix of electric vehicles within our fleet will be difficult as the electric vehicles currently available do not meet our fleet requirements. However, policy changes and climate legislation could also increase the overall demand for our services as our clients and partners work to comply with these policies, such as by decarbonizing their industries, transitioning from fossil fuels to renewable energy sources, reducing their energy consumption, and developing integrated and sustainable solutions, all of which could have a positive impact on our business. We cannot predict with certainty what the effect of such regulation may be on us or our customers.
In addition, in March 2022, the SEC proposed new rules that would require significant climate-related disclosures by public companies, including evaluation and disclosure of material climate-related risks and opportunities, GHG emissions inventory, climate-related targets and goals, and financial impacts of physical and transition risks. Subsequently, other legislation, including certain state laws, have been passed that would require similar climate-related disclosure. Compliance with these new rules may increase our legal, accounting, and other compliance expenses and may divert management time and attention. We may also be exposed to legal or regulatory action or claims as a result of these new regulations. All of these risks could have a material adverse effect on our business, financial position, and/or stock price.
We may be unable to achieve our current or future climate commitments and targets, or we may incur substantial costs in meeting such targets. To help mitigate the impacts of GHG emissions on climate change, EMCOR has established initial carbon-based fuel consumption and GHG emission reduction targets and committed to investigating the establishment of science-based GHG emissions targets. However, achievement of such targets, or similar targets that may be established in the future, is subject to risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: (a) our ability to execute our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; (b) the availability and cost of alternative fuels, electrical charging infrastructure, off-site renewable energy, and other materials and components; (c) unforeseen design, operational, and technological difficulties; (d) the outcome of research efforts and future technology developments, including alternate or more fuel efficient vehicles for our fleet, such as hybrid or electric vehicles, the availability of which has been impacted by the global shortage in supply of vehicles generally; (e) regulations and requirements that restrict or prohibit our ability to impose requirements on third party contractors; (f) an acquisition of or merger with another company that has not adopted similar targets and goals or whose progress towards reaching its goals is not as advanced as ours; and (g) exogenous macroeconomic or supply chain shocks, such as those experienced during the COVID-19 pandemic, which could result in fluctuations in our fuel consumption and GHG emissions in a given period. In addition, we could be required to expend amounts in future periods as we continue to work towards achieving our targets, which may have a material effect on our business, financial condition, results of operations, or liquidity.
General Risk Factors
Public health emergencies, epidemics, or pandemics impact our business. The global spread of COVID-19, and the responses of governments, businesses, and individuals to combat it, caused significant volatility, uncertainty, and economic disruption, which adversely impacted our operations and those of our customers. A renewed significant spread of COVID-19, new variants thereof, or new infectious diseases, could lead to similar impacts. Government authorities in the United States and United Kingdom have at various times recommended or imposed certain social distancing, quarantine, and isolation measures to varying degrees, with many such measures impacting large portions of the population, including limitations on travel and mandatory cessation of certain business activities. Both the outbreak and the containment and mitigation measures resulted in serious adverse impacts on the economy, and it is possible that such measures could return for future public health emergencies. The impact to our business and operations in another public health emergency will depend in part on the severity and duration of those measures and the extent and pace of economic recovery, which are difficult to predict.
Our workforce and operations were impacted by the COVID-19 pandemic. For example, we experienced disruptions that impacted our ability to perform our work. Such impacts included, but were not limited to, access restrictions and temporary job site shutdowns, reduced labor efficiency resulting from adherence to physical distancing, quarantine, and isolation requirements due to illness or exposure to an infected person, and other enhanced safety protocols mandated at the majority of our worksite locations, and the deferral of maintenance and service projects by our customers. The extent to which another epidemic, pandemic or public health emergency could impact our business and results of operations in the future remains highly uncertain and will be affected by a number of factors, which could have a material adverse effect on our business, financial condition, results of operations, and/or stock price.
Additionally, public health emergencies may result in more of our employees accessing our systems remotely as a result of potential business or facility closures or reduced or staggered in-person attendance in response to such emergencies. This remote access may subject us to heightened security risks, including the risks of cyber-attacks. Further, if any of our key personnel are unable to perform their duties for a period of time, including as a result of illness, our results of operations could be adversely affected.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Board Risk Oversight. Our Board of Directors (the “Board”) oversees our policies, procedures, and processes related to risk management, including assessing, identifying, and managing risks from cybersecurity threats. This oversight is performed primarily through the Audit Committee. The Board has delegated to the Audit Committee responsibility for reviewing, with management, the guidelines and policies with respect to: (a) risk assessment and risk management, (b) our major risk exposures, and (c) the steps management has taken to monitor and control such exposures.
The Audit Committee receives periodic reports relating to risk assessment and risk management, including cybersecurity threats, from our senior management, including our Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Information Security Officer, the head of our Internal Audit Department, and our Vice President of Risk Management. A cybersecurity update is provided to the Audit Committee at least quarterly. Members of our Audit Committee, and certain of our executive officers, including our Chief Executive Officer, General Counsel, and Chief Information Security Officer, are participants in IANS, an industry leading cybersecurity education platform. Our Chief Information Security Officer has more than 40 years of experience in security practice, processes, and standards, and holds various cybersecurity certifications.
Governance, Risk Management, and Strategy. As part of our overall risk management process, we have established a cybersecurity program and dedicated teams to manage and assess material risks from cybersecurity threats, direct the policies and procedures in place to protect our information systems, and respond to cybersecurity incidents if they occur. These teams and committees, which additionally monitor the prevention, detection, and remediation of cybersecurity incidents, include the following:
•Our Cybersecurity Executive Council, which is comprised of executive leadership, including our Chief Executive Officer, General Counsel, Chief Information Security Officer, and senior leaders from our segments and key operating companies. The Cybersecurity Executive Council is responsible for reviewing policies and procedures related to cybersecurity and our cybersecurity program. Such policies and procedures, as well as our cybersecurity program generally, are discussed with the Board.
•Our Cybersecurity Compliance Committee, which is made up of key cybersecurity and information technology personnel at the segment and operating company levels, receives regular updates and training with respect to cybersecurity in order to advise and assist management, including the Cybersecurity Executive Council, in implementing information systems security and incident response at our operating companies.
Our cybersecurity program is managed by our Chief Information Security Officer, who has more than 40 years of experience in information security, both in private industry and as an active-duty member of the United States Air Force. Such experience includes developing security practices, processes, and standards, leading security teams, managing incident response and implementing technologies to enhance security and compliance.
We have also implemented cybersecurity training. For example, key information technology and security personnel meet biweekly for training, updates on new cybersecurity threats, and implementation of new policies and all employees are required to undergo annual cybersecurity training, including email and password safety and phishing detection.
We engage third party cybersecurity firms to support our in-house cybersecurity initiatives and provide additional expertise with respect to our cybersecurity programs. Such firms are overseen by our General Counsel and Chief Information Security Officer and provide the following services:
•On an annual basis, conduct penetration testing to evaluate the susceptibility of our information systems to cybersecurity threats and the effectiveness of our cybersecurity program;
•On a biennial basis, conduct a comprehensive “tabletop” exercise to evaluate our incident response policies and procedures and provide relevant experience for our employees tasked with executing such response; and
•On a biennial basis, conduct a cybersecurity assessment based on the National Institute of Standards and Technology’s Cybersecurity Framework.

We have also established a process to evaluate third-party vendors and suppliers for cybersecurity risk and compliance with our security standards. As applicable, on an annual basis we review System and Organization Controls (SOC) 1 reports for all significant third-party vendors.
In addition to the efforts discussed above, we have developed and maintain an Incident Response Plan to establish a process for addressing cybersecurity incidents. The Incident Response Plan includes incident response teams in place at the corporate and operating company levels to respond to a potential cybersecurity incident, processes for internal and external reporting, and other procedures to facilitate response and coordination.
As of the date of this report, we have not experienced a cybersecurity incident that resulted in a material effect on our business strategy, results of operations, or financial condition. Like other companies, we are the target of cyberattacks. In 2020, for example, we publicly announced that we were the target of a systems intrusion in which a third party infected certain of the Company’s systems with malware. Although we were able to resolve that matter without material impact, we cannot provide assurance that we will not be materially affected in the future by cybersecurity risks or any future material incidents. For more information, see Item 1A. Risk Factors, including the risk factor titled “We are increasingly dependent on sophisticated information technology systems; our business and results of operations are subject to adverse impacts due to disruption, failure and cybersecurity breaches of these systems.”
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Anthony J. Guzzi, Age 59; President since October 2004, Chief Executive Officer since January 2011 and Chairman of the Board since June 2018. From October 2004 to January 2011, Mr. Guzzi served as Chief Operating Officer of the Company. From August 2001 until he joined the Company, Mr. Guzzi was President of the North American Distribution and Aftermarket Division of Carrier Corporation (“Carrier”). Carrier is a manufacturer and distributor of commercial and residential HVAC and refrigeration systems and equipment and a provider of aftermarket services and components of its own products and those of other manufacturers in both the HVAC and refrigeration industries.
Mark A. Pompa, Age 59; Executive Vice President and Chief Financial Officer of the Company since April 2006 and Treasurer of the Company from October 2019 to June 2020. From June 2003 to April 2006, Mr. Pompa was Senior Vice President-Chief Accounting Officer of the Company, and from June 2003 to January 2007, Mr. Pompa also served as Treasurer of the Company. From September 1994 to June 2003, Mr. Pompa was Vice President and Controller of the Company. On December 15, 2023, the Company announced that Mr. Pompa will step down as Executive Vice President and Chief Financial Officer and depart from the Company, effective as of April 1, 2024. Mr. Pompa will be succeeded by Jason R. Nalbandian, the Company’s Senior Vice President and Chief Accounting Officer, who will be promoted to Chief Financial Officer effective April 1, 2024, as previously announced.
R. Kevin Matz, Age 65; Executive Vice President-Shared Services of the Company since December 2007 and Senior Vice President-Shared Services from June 2003 to December 2007. From April 1996 to June 2003, Mr. Matz served as Vice President and Treasurer of the Company and Staff Vice President-Financial Services of the Company from March 1993 to April 1996. On December 15, 2023, the Company announced that Mr. Matz will step down as Executive Vice President-Shared Services and depart from the Company, effective as of April 1, 2024.
Maxine L. Mauricio, Age 52; General Counsel and Secretary of the Company since January 2016, Executive Vice President since February 2021, and Chief Administrative Officer since December 2023. Ms. Mauricio was a Senior Vice President of the Company from January 2016 to February 2021. From January 2012 to December 2015, Ms. Mauricio was Vice President and Deputy General Counsel of the Company, and from May 2002 to December 2011, she served as Assistant General Counsel of the Company. Prior to joining the Company, Ms. Mauricio was an associate at Ropes & Gray LLP.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock trades on the New York Stock Exchange under the symbol “EME.”
Holders. As of February 22, 2024, there were approximately 585 stockholders of record.
Dividends. We have paid quarterly dividends since October 25, 2011. We expect that such quarterly dividends will be paid for the foreseeable future. Prior to October 25, 2011, no cash dividends had been paid on the Company’s common stock. We currently pay a regular quarterly dividend of $0.18 per share. Subsequent to December 31, 2023, our Board of Directors announced its intention to increase the regular quarterly dividend to $0.25 per share commencing with the dividend to be paid in April 2024. Our 2023 Credit Agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay such quarterly dividends for the foreseeable future. See Note 9 - Debt of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further information regarding our 2023 Credit Agreement.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes repurchases of our common stock made by us during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs

October 1, 2023 to October 31, 2023	114,292	$196.09	114,292	$261,064,294
November 1, 2023 to November 30, 2023	—	—	—	$261,064,294
December 1, 2023 to December 31, 2023	—	—	—	$261,064,294
Total	114,292	$196.09	114,292
_________

(1)    In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount of our common stock that we may repurchase under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $2.15 billion of our outstanding common stock. As of December 31, 2023, there remained authorization for us to repurchase approximately $261.1 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. Refer to Note 12 - Common Stock of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further information regarding our share repurchase program.

(2)    Excludes 3,333 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.

(3)    Price paid per share excludes any applicable broker commission or excise tax due. However, as such amounts are considered direct costs associated with the repurchase of our common stock, they have been reflected as a reduction in the remaining authorization under our share repurchase program.

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
Market Update
Our business and end markets remained resilient despite the impact of uncertain global economic conditions, including supply chain, production, and other logistical issues, an inflationary cost environment, elevated interest rates, and skilled labor shortages in certain regions. The continued strength in demand for our services is reflected in our results of operations for 2023, during which we experienced an increase in both revenue and operating income when compared to 2022. As evidenced by the growth in our remaining performance obligations, which increased to $8.85 billion at December 31, 2023, from $7.46 billion at December 31, 2022, we anticipate a similar level of demand for our services in the near term, provided that the business environment does not significantly deteriorate.
Although improved from 2022, we continued to experience pressures in our supply chain, which resulted in material and equipment lead times significantly in excess of normal levels. Delays in critical material and equipment deliveries additionally resulted in us funding purchases at earlier stages of project progression, or in advance of project commencement. While we generally strive to negotiate advanced payments or billing terms with our customers that allow us to invoice for these amounts, such purchases may apply pressure on our working capital requirements in future periods. Although we experienced a reduction in commodity prices when compared to 2022, and current economic indicators suggest that inflation is slowing, there continues to be volatility in the price of fuel, certain materials, and other commodities used in our operations. Further, in an effort to mitigate inflation, the Federal Reserve Board increased the federal funds rate throughout 2022 and into 2023.
Our management teams continue to adapt to the challenges of the current operating environment in order to manage our business more effectively through diligent contract negotiations, enhanced labor planning and project scheduling, and increased supplier engagement. As contractually permitted, and in order to combat inflationary pressures, we have and will continue to seek increases in pricing to the extent we experience increases in our costs. While we believe the actions we have taken continue to be effective, as evidenced in part by our operating performance and operating cash flow in 2023, the impact of these disruptions continues to evolve and there can be no assurance that our actions will serve to mitigate such impacts in future periods. Further, while we believe our remaining performance obligations are firm, and we have not experienced any material project cancellations to date, prolonged delays in the receipt of critical equipment could impact our ability to convert such remaining performance obligations to revenues in the near term or result in our customers seeking to delay or terminate existing or pending agreements. Lastly, the current interest rate environment may cause a decline in capital or maintenance spending of our customers or prospective customers, particularly as it pertains to short duration project work. Any of these events could result in reduced demand for our services or affect our ability to collect payment, and therefore, have a material adverse effect on our business, financial condition, and/or results of operations.

2023 versus 2022
Overview
The following table presents selected financial data for the fiscal years ended December 31, 2023 and 2022 (in thousands, except percentages and per share data):

	2023	2022
Revenues	$12,582,873	$11,076,120
Revenues increase from prior year	13.6%	11.8%
Gross profit	$2,089,339	$1,603,594
Gross profit as a percentage of revenues	16.6%	14.5%
Operating income	$875,756	$564,877
Operating income as a percentage of revenues	7.0%	5.1%
Net income attributable to EMCOR Group, Inc.	$632,994	$406,122
Diluted earnings per common share	$13.31	$8.10
Revenues of $12.58 billion for the year ended December 31, 2023 set a new annual record for the Company and represent an increase of 13.6% from revenues of $11.08 billion for the year ended December 31, 2022. Demand for our services continues to be strong across the majority of the market sectors we serve and, as described in further detail below, we experienced revenue growth within all of our reportable segments except for our United Kingdom building services segment.
Operating income for 2023 was $875.8 million, or 7.0% of revenues, establishing new annual records for the Company with respect to both operating income and operating margin. This compares to operating income of $564.9 million, or 5.1% of revenues, in 2022. The $310.9 million increase in operating income, and corresponding 190 basis point improvement in operating margin, were a result of improved operating performance across all of our reportable segments other than our United Kingdom building services segment. As described in further detail below, these improvements in profitability were predominantly a result of: (a) better project execution and productivity, (b) a more favorable mix of work, (c) the successful close-out of several projects and resolution of certain disputes within our United States construction segments, and (d) a reduction in the price of certain commodities and materials utilized in our operations.
Net income of $633.0 million, or $13.31 per diluted share, for the year ended December 31, 2023, compares favorably to net income of $406.1 million, or $8.10 per diluted share, for the year ended December 31, 2022. In addition to the increase in operating income referenced above, our diluted earnings per share for 2023 benefited from a reduced weighted average share count given the impact of common stock repurchases made by us throughout 2022 and 2023.
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
During 2023, we acquired eight companies for total consideration of $99.6 million. Such acquisitions include: (a) a national energy efficiency specialty services firm, the results of operations of which have been included in our United States building services segment, and (b) seven companies, the results of operations of which were de minimis, consisting of: (i) three companies that have been included within our United States mechanical construction and facilities services segment, one of which provides mechanical and pipe fabrication services in the Midwestern region of the United States, and two of which add capabilities to our national fire protection services, and (ii) four mechanical services companies in the Western and Midwestern regions of the United States that have been included within our United States building services segment and enhance our presence in geographies where we have existing operations.
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
The following table presents our revenues for each of our operating segments and the approximate percentages that each segment’s revenues were of total revenues for the years ended December 31, 2023 and 2022 (in thousands, except for percentages):

	2023	% of Total	2022	% of Total
Revenues from unrelated entities:
United States electrical construction and facilities services	$2,783,723	22%	$2,433,114	22%
United States mechanical construction and facilities services	5,074,803	41%	4,292,208	39%
United States building services	3,120,134	25%	2,754,953	25%
United States industrial services	1,167,790	9%	1,118,767	10%
Total United States operations	12,146,450	97%	10,599,042	96%
United Kingdom building services	436,423	3%	477,078	4%
Total operations	$12,582,873	100%	$11,076,120	100%

As a result of strong demand for our services across the majority of the market sectors we serve, revenues for the year ended December 31, 2023 increased to $12.58 billion compared to revenues of $11.08 billion for the year ended December 31, 2022. As described in more detail below, we experienced increases in revenues from all of our reportable segments, except for our United Kingdom building services segment. Companies acquired in 2023 and 2022 generated incremental revenues of $107.1 million in 2023.
Revenues of our United States electrical construction and facilities services segment were $2,783.7 million for the year ended December 31, 2023 compared to revenues of $2,433.1 million for the year ended December 31, 2022. This segment’s results included $88.5 million of incremental acquisition revenues for the year ended December 31, 2023. Excluding the impact of acquisitions, revenues of this segment increased by $262.1 million as a result of an increase in revenues within many of the market sectors in which we operate, most notably including: (a) the network and communications market sector, predominantly due to our data center projects, (b) the manufacturing and industrial market sector, from contracts with our energy sector customers, including those for renewable energy projects, (c) the healthcare market sector, as a result of greater activity throughout certain of the regions in which we operate, (d) the hospitality and entertainment market sector, given an increase in projects within the Western region of the United States, and (e) the high-tech manufacturing market sector, due to an increase in projects for various biotech, life-sciences, and pharmaceutical customers as well as certain semiconductor manufacturers. Partially offsetting these increases were modest revenue declines from the commercial market sector and the institutional market sector as well as a reduction in short duration project volume.
Our United States mechanical construction and facilities services segment revenues for the year ended December 31, 2023 were $5,074.8 million, a $782.6 million increase compared to revenues of $4,292.2 million for the year ended December 31, 2022. The year-over-year increase in this segment’s revenues was primarily attributable to revenue growth within: (a) the high-tech manufacturing market sector, as a result of increased demand for our mechanical construction and/or fire protection services by certain customers: (i) engaged in either the design and manufacturing of semiconductors or the production and development of electric vehicles and/or lithium batteries, and (ii) within the biotech, life-sciences, and pharmaceutical industries, (b) the network and communications market sector, due to increased data center project activity, and (c) the manufacturing and industrial market sector, due in part to continued re-shoring of critical supply chain by certain of our customers.
Revenues of our United States building services segment were $3,120.1 million and $2,755.0 million for the years ended December 31, 2023 and 2022, respectively. Excluding incremental acquisition contribution of $18.6 million, the $346.6 million increase in this segment’s revenues was primarily attributable to its mechanical services division, due to increased: (a) HVAC project and retrofit work, as a result of greater: (i) project execution stemming from the increased availability of materials and equipment when compared to the prior year, which experienced greater supply chain disruptions and delays, and (ii) demand for system upgrades and replacements, partially as our customers continue to seek ways to improve the energy efficiency or indoor air quality of their facilities, (b) service repair and maintenance volumes, given growth in our service contract base, and (c) building automation and controls projects, as we continue to expand our service offerings. In addition to increased revenues from its mechanical services division, this segment also experienced revenue growth from its commercial site-based services and government site-based services divisions, due to the award of facilities maintenance contracts with new customers as well as scope or site expansion and increased project work with existing customers. Such increased revenues were despite the loss of certain facilities maintenance contracts not renewed pursuant to rebid.

Revenues of our United States industrial services segment for the year ended December 31, 2023 were $1,167.8 million, a $49.0 million increase compared to revenues of $1,118.8 million for the year ended December 31, 2022. The results of operations of this segment continued to improve at a modest pace, as evidenced by the revenue growth within both this segment’s field services and shop services divisions during 2023. In addition to steady demand for maintenance and turnaround projects, during 2023, we experienced increased levels of capital spending by our customers, in the form of greater new build heat exchanger orders and the award of certain renewable fuel projects.
Our United Kingdom building services segment revenues were $436.4 million for the year ended December 31, 2023 compared to $477.1 million for the year ended December 31, 2022. Favorable exchange rate movements for the British pound versus the United States dollar positively impacted this segment’s 2023 revenues by $2.6 million. Excluding the impact of foreign exchange rate movements, this segment’s revenues decreased during 2023 as a result of: (a) the loss of certain facilities maintenance contracts not renewed pursuant to rebid, and (b) a reduction in project activity, notably within the network and communications market sector.
Cost of sales and gross profit
The following table presents cost of sales, gross profit (revenues less cost of sales), and gross profit as a percentage of revenues (“gross profit margin”) for the years ended December 31, 2023 and 2022 (in thousands, except for percentages):

	2023	2022
Cost of sales	$10,493,534	$9,472,526
Gross profit	$2,089,339	$1,603,594
Gross profit margin	16.6%	14.5%
Our gross profit for the year ended December 31, 2023 was $2,089.3 million, or 16.6% of revenues, compared to gross profit of $1,603.6 million, or 14.5% of revenues, for the year ended December 31, 2022. While the increase in gross profit can be partially attributed to the incremental revenue contribution described above, such increase, and the expansion in gross profit margin, were also the result of stronger operating performance within the majority of our reportable segments due to improved revenue mix, project execution and close-out, and/or favorable pricing. In 2023, acquisitions contributed incremental gross profit of approximately $15.9 million, inclusive of amortization expense attributable to identifiable intangible assets of $3.6 million.
Refer to the operating income section below for further discussion regarding the operating performance of each of our reportable segments.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses (“SG&A”) and selling, general and administrative expenses as a percentage of revenues (“SG&A margin”) for the years ended December 31, 2023 and 2022 (in thousands, except for percentages):

	2023	2022
Selling, general and administrative expenses	$1,211,233	$1,038,717
SG&A margin	9.6%	9.4%
Our selling, general and administrative expenses for the year ended December 31, 2023 were $1,211.2 million, or 9.6% of revenues, compared to selling, general and administrative expenses of $1,038.7 million, or 9.4% of revenues, for the year ended December 31, 2022. For the year ended December 31, 2023, selling, general and administrative expenses included $17.3 million of incremental expenses directly related to companies acquired in 2023 and 2022, including amortization expense attributable to identifiable intangible assets of $4.6 million. Excluding incremental expenses from businesses acquired, the increase in selling, general and administrative expenses, and SG&A margin, was predominantly attributable to increases in incentive compensation expense across the majority of our reportable segments, due to higher operating results than in the prior year, and salaries and related employment expenses, largely as a result of additional headcount to support our organic revenue growth as well as annual cost of living adjustments. In addition to these increases in employment costs, our SG&A for 2023 included incremental: (a) computer hardware and software costs, as a result of various information technology and cybersecurity initiatives currently in process, (b) travel and entertainment expenses, and (c) rent and other occupancy costs driven by: (i) the expansion or addition of certain fabrication facilities, which support our operations, and (ii) the impact of inflation on the real estate market.

Operating income (loss)
The following table presents by segment our operating income (loss) and each segment’s operating income (loss) as a percentage of such segment’s revenues (“operating margin”) for the years ended December 31, 2023 and 2022 (in thousands, except for percentages):

	2023	% of Segment Revenues	2022	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$230,640	8.3%	$148,728	6.1%
United States mechanical construction and facilities services	530,644	10.5%	330,325	7.7%
United States building services	182,995	5.9%	146,639	5.3%
United States industrial services	35,375	3.0%	19,787	1.8%
Total United States operations	979,654	8.1%	645,479	6.1%
United Kingdom building services	25,681	5.9%	29,838	6.3%
Corporate administration	(127,229)	—	(110,440)	—
Impairment loss on long-lived assets	(2,350)	—	—	—
Total operations	875,756	7.0%	564,877	5.1%
Other items:
Net periodic pension (cost) income	(1,119)		4,311
Interest expense	(17,199)		(13,199)
Interest income	15,415		2,761
Income before income taxes	$872,853		$558,750
Operating income for the year ended December 31, 2023 was $875.8 million, an increase of $310.9 million compared to operating income of $564.9 million for the year ended December 31, 2022. Operating margin was 7.0% and 5.1% in 2023 and 2022, respectively. Our performance in 2023 established new annual records for the Company with respect to operating income and operating margin. As described in more detail below, improvements in profitability were a result of: (a) better project execution, (b) a more favorable mix of work, (c) the successful close-out of certain projects within our United States construction segments, and (d) the impact in 2022 of certain supply chain disruptions and delays, which were greater than those experienced in 2023, and which, in the prior year, led to: (i) reduced labor productivity and efficiency, (ii) the under-absorption of labor costs in instances where projects were delayed pending the receipt of materials, or (iii) material and commodity price escalations.
Operating income of our United States electrical construction and facilities services segment for the year ended December 31, 2023 was $230.6 million, or 8.3% of revenues, compared to operating income for the year ended December 31, 2022 of $148.7 million, or 6.1% of revenues. The $81.9 million increase in operating income and the 220 basis point improvement in operating margin of this segment were largely a result of greater gross profit and gross profit margin given: (a) a more favorable mix of work, (b) improved project execution and productivity, and (c) the successful close-out of certain construction projects during the year. The largest increases in gross profit and gross profit margin were recognized within the network and communications market sector, the commercial market sector, and the healthcare market sector. Although we continue to experience supply chain disruptions and delays, which are impacting project delivery in various ways, market conditions surrounding equipment availability steadily improved over the last year and our management teams continued to adapt to this environment. Such developments led to improved job-site and labor productivity as well as more normalized project sequencing, resulting in fewer project write-downs when compared to the prior year. For example, based on an evaluation of individual projects that had revisions to total estimated costs or anticipated contract value, which resulted in a reduction of profitability in excess of $1.0 million, the operating results of our United States electrical construction and facilities services segment were negatively impacted by approximately $12.5 million during the year ended December 31, 2023, compared to $33.5 million during the year ended December 31, 2022. While these reductions in estimated project profitability negatively affected operating margin of this segment by 40 basis points for 2023, the impact in 2022 was 140 basis points. Partially offsetting the year-over-year improvements in gross profit and gross profit margin were increased selling, general and administrative expenses and SG&A margin, largely as a result of greater incentive compensation expense recognized by several operating subsidiaries of this segment given improvements in profitability year-over-year.

Our United States mechanical construction and facilities services segment’s operating income for the year ended December 31, 2023 was $530.6 million, a $200.3 million increase compared to operating income of $330.3 million for the year ended December 31, 2022. Operating margin of this segment for the year ended December 31, 2023 was 10.5%, a 280 basis point improvement over its operating margin for the year ended December 31, 2022 of 7.7%. This increased annual operating performance was primarily a result of contribution from projects within: (a) the high-tech manufacturing market sector, including certain mechanical construction or fire protection projects for customers: (i) engaged in either the design or manufacturing of semiconductors or the production and development of electric vehicles and/or lithium batteries, and (ii) within the biotech, life-sciences, and pharmaceutical industries, (b) the commercial market sector, including various fire protection projects, and (c) the manufacturing and industrial market sector, which continues to benefit from customer initiatives to re-shore their critical supply chain. Operating income and operating margin of this segment were also favorably impacted as a result of the successful close-out of certain projects during 2023 and improved productivity, due in part to investments in building information modeling, prefabrication, and digital tools. Similar to our United States electrical construction and facilities services segment, the results of this segment in the prior year were negatively impacted by external market conditions, which manifested themselves through price escalations, particularly for materials and commodities, such as copper and steel, that are used in our mechanical and fire protection operations. Although there remains volatility in the pricing of these commodities, more favorable pricing year-over-year has resulted in improved profitability of this segment during 2023. Increased gross profit and gross profit margin of this segment were partially offset by higher selling, general and administrative expenses and a slight increase in SG&A margin, given greater: (a) incentive compensation expense, due to improved operating results for certain of the operating subsidiaries within this segment, and (b) salaries and related employment costs, largely as a result of additional headcount to support current and anticipated organic revenue growth.
Operating income of our United States building services segment for the year ended December 31, 2023 was $183.0 million, or 5.9% of revenues, compared to operating income of $146.6 million, or 5.3% of revenues, for the year ended December 31, 2022. The $36.4 million increase in operating income and the 60 basis point increase in operating margin for 2023 was almost entirely attributable to this segment’s mechanical services division, as a result of greater gross profit and gross profit margin across all of its service lines, with the largest incremental contribution from projects and retrofits as well as building automation and controls. These improvements were due in part to favorable project execution, greater absorption of indirect costs, and favorable contractual terms.
Our United States industrial services segment’s operating income for the year ended December 31, 2023 was $35.4 million, or 3.0% of revenues, compared to operating income of $19.8 million, or 1.8% of revenues, for the year ended December 31, 2022. In addition to the growth in this segment’s revenues referenced above, which resulted in greater gross profit contribution, the improved year-over-year performance was due to an increase in gross profit margin within both this segment’s field services and shop services divisions. Operating performance of this segment continues to improve steadily and we are beginning to experience better pricing, most notably within the shop services division.
Operating income of our United Kingdom building services segment for the year ended December 31, 2023 was $25.7 million compared to operating income of $29.8 million for the year ended December 31, 2022. The decrease in this segment’s operating income for 2023 was attributable to a reduction in gross profit, due to lower revenues, as well as an increase in selling, general and administrative expenses, resulting from certain initiatives undertaken during the year. This segment’s operating margin for 2023 of 5.9% declined by 40 basis points when compared to an operating margin in 2022 of 6.3%. Despite an increase in gross profit margin, driven by both the successful close-out of certain projects and a more favorable contract mix, operating margin was negatively impacted by an increase in the ratio of selling, general and administrative expenses to revenues, given the aforementioned decline in revenues and the increase in overhead costs in 2023. This segment’s operating income for the year ended December 31, 2023 was positively impacted by $0.5 million related to the effect of favorable exchange rate movements.
Our corporate administration expenses were $127.2 million for 2023 compared to $110.4 million in 2022. The increase in corporate expenses for 2023 was primarily due to greater incentive compensation expense, largely associated with our long-term incentive plans, given higher projected future operating results. In addition, we have experienced increases in: (a) salaries, as a result of annual cost of living adjustments and an increase in headcount to support our operations, (b) computer hardware and software costs, due to various information technology and cybersecurity initiatives currently in process, and (c) travel and entertainment expenses, given a greater level of travel and business meals.

Other items
Interest expense was $17.2 million and $13.2 million for the years ended December 31, 2023 and 2022, respectively. The year-over-year increase in interest expense was a result of higher interest rates, partially offset by reduced average outstanding borrowings. Interest income was $15.4 million and $2.8 million for the years ended December 31, 2023 and 2022, respectively. The increase in annual interest income resulted from greater returns on our invested cash, due to the previously referenced interest rate environment, as well as an increase in average bank deposits.
Our income tax provision for the year ended December 31, 2023 was $239.5 million, based on an income tax rate of 27.5%, compared to an income tax provision and an income tax rate of $152.6 million and 27.3%, respectively, for the year ended December 31, 2022. Refer to Note 11 - Income Taxes of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further discussion regarding our income tax provision and effective income tax rate.
Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	December 31, 2023	% of Total	December 31, 2022	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$2,387,844	27%	$2,014,079	27%
United States mechanical construction and facilities services	4,940,519	56%	3,987,134	53%
United States building services	1,264,818	14%	1,172,816	16%
United States industrial services	113,291	1%	124,653	2%
Total United States operations	8,706,472	98%	7,298,682	98%
United Kingdom building services	140,949	2%	160,617	2%
Total operations	$8,847,421	100%	$7,459,299	100%
Our remaining performance obligations at December 31, 2023 were $8.85 billion compared to $7.46 billion at December 31, 2022. The increase in remaining performance obligations year-over-year was attributable to an increase in remaining performance obligations within: (a) each of our United States construction segments, driven by the award of various projects within the majority of the market sectors in which we operate, and (b) our United States building services segment, largely due to increased project opportunities within its mechanical services division. From a market sector perspective, we experienced the most significant growth in remaining performance obligations within: (a) the high-tech manufacturing market sector, inclusive of projects for customers engaged in: (i) the design and manufacturing of semiconductors, and (ii) the production and development of electric vehicles and/or lithium batteries, (b) the network and communications market sector, driven by data center construction projects, (c) the institutional market sector, and (d) the water and wastewater market sector, due to the award of several construction projects within the Southeastern region of the United States. Remaining performance obligations increased by $23.7 million as a result of acquisitions during 2023. These increases were partially offset by a reduction in remaining performance obligations from the commercial market sector, primarily given the completion of several warehouse and distribution center projects.
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
2022 versus 2021
For discussion and analysis of results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2022.

Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources, as well as our primary liquidity requirements and sources and uses of cash.
We are focused on the efficient conversion of operating income into cash to provide for the Company’s material cash requirements, including working capital needs, investment in our growth strategies through business acquisitions and capital expenditures, satisfaction of contractual commitments, including principal and interest payments on any outstanding indebtedness, and shareholder return through dividend payments and share repurchases. We strive to maintain a balanced approach to capital allocation in order to achieve growth, deliver value, and minimize risk.
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
As of December 31, 2023, we had cash and cash equivalents of $789.8 million, which are maintained in depository accounts and highly liquid investments with original maturity dates of three months or less. Both our short-term and long-term liquidity requirements are expected to be met through our cash and cash equivalent balances, cash generated from our operations, and, as necessary, the borrowing capacity under our revolving credit facility. Our credit agreement provides for a $1.30 billion revolving credit facility, for which there is $1.18 billion of available capacity as of December 31, 2023.
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
Cash Flows
The following table presents a summary of our operating, investing, and financing cash flows (in thousands):

	2023	2022
Net cash provided by operating activities	$899,655	$497,933
Net cash used in investing activities	$(161,291)	$(140,800)
Net cash used in financing activities	$(412,054)	$(710,118)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$6,372	$(12,515)
Increase (decrease) in cash, cash equivalents, and restricted cash	$332,682	$(365,500)
During the year ended December 31, 2023, our cash balance, including cash equivalents and restricted cash, increased by $332.7 million from $457.1 million at December 31, 2022 to $789.8 million at December 31, 2023. Changes in our cash position from December 31, 2022 to December 31, 2023 are described in further detail below. For a discussion of the changes in our cash position from December 31, 2021 to December 31, 2022, refer to the Liquidity and Capital Resources section included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2022.
Operating Activities – Operating cash flows generally represent our net income as adjusted for certain non-cash items and changes in assets and liabilities. For 2023, net cash provided by operating activities was approximately $899.7 million compared to approximately $497.9 million of net cash provided by operating activities in 2022. The $401.7 million increase in operating cash flows during 2023, when compared to 2022, was largely a result of increased income, coupled with customer deposits and advanced payments on certain construction contracts, as evidenced by the growth in our contract liabilities.

Investing Activities – Investing cash flows consist primarily of payments for the acquisition of businesses, capital expenditures, and proceeds from the sale or disposal of property, plant, and equipment. During 2023, we utilized approximately $161.3 million of cash for investing activities compared to $140.8 million during 2022. The increase in investing cash outflows year-over-year was primarily driven by higher capital expenditures to support our organic growth, partially offset by an increase in proceeds from the sale or disposal of property, plant, and equipment. Payments for the acquisition of businesses were fairly consistent each year as we utilized $96.5 million in 2023, compared to $98.7 million in 2022.
Financing Activities – Financing cash flows consist primarily of the issuance and repayment of short-term and long-term debt, repurchases of common stock, payments of dividends to stockholders, and the issuance of common stock through certain equity plans. Net cash used in financing activities during 2023 was $412.1 million compared to $710.1 million during 2022. The $298.1 million reduction in financing cash outflows was primarily due to a decrease in funds used for the repurchase of our common stock during 2023, partially offset by an increase in net repayments of debt under our credit agreement. The timing of common stock repurchases is at management’s discretion subject to securities laws and other legal requirements and depends upon several factors, including market and business conditions, current and anticipated future liquidity, share price, and share availability, among others. For additional detail regarding our share repurchase program, refer to Note 12 - Common Stock of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
We currently pay a regular quarterly dividend of $0.18 per share. For the years ended December 31, 2023 and 2022, cash payments related to dividends were $32.7 million and $27.2 million, respectively. Subsequent to December 31, 2023, our Board of Directors announced its intention to increase the regular quarterly dividend to $0.25 per share commencing with the dividend to be paid in April 2024. Our credit agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay such quarterly dividends for the foreseeable future.
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash – We are exposed to fluctuations in foreign currency exchange rates, almost entirely with respect to the British pound. Therefore, the $18.9 million variance between the years ended December 31, 2023 and 2022 was a direct result of favorable exchange rate movements for the British pound versus the United States dollar.
Material Cash Requirements from Contractual and Other Obligations
As of December 31, 2023, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
Outstanding Debt and Interest Payments – As of December 31, 2023, there were no direct borrowings outstanding under our revolving credit facility. Interest payments on any future borrowings will be determined based on prevailing interest rates at that time. Refer to Note 9 - Debt of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further detail of our debt obligations, including our revolving credit facility.
Operating and Finance Leases – In the normal course of business, we lease real estate, vehicles, and equipment under various arrangements which are classified as either operating or finance leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $381.7 million at December 31, 2023, with $89.7 million payable within the next 12 months. Refer to Note 16 - Leases of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further detail surrounding our lease obligations and the timing of expected future payments.
Open Purchase Obligations – As of December 31, 2023, we had $2.33 billion of open purchase obligations, of which payments totaling approximately $2.02 billion are expected to become due within the next 12 months. These obligations represent open purchase orders to suppliers and subcontractors related to our construction and services contracts. These purchase orders are not reflected in the Consolidated Balance Sheets and are not expected to impact future liquidity as amounts should be recovered through customer billings.
Insurance Obligations – As described in further detail in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, we have loss payment deductibles and/or self-insured retentions for certain insurance matters. As of December 31, 2023, our insurance liabilities, net of estimated recoveries, were $220.1 million. Of this net amount, approximately $39.2 million is estimated to be payable within the next 12 months. Due to many uncertainties inherent in resolving these matters, it is not practical to estimate these payments beyond such period. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase.

Contingent Consideration Liabilities – We have incurred liabilities related to contingent consideration arrangements associated with certain acquisitions, payable in the event discrete performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The aggregate amount of these liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance during such post-acquisition periods, and accretion in present value. As of December 31, 2023, the present value of expected future payments relating to these contingent consideration arrangements was $9.5 million. Of this amount, $6.1 million is estimated as being payable during 2024, with the remainder due in 2025.
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
Multiemployer Benefit Plans – In addition to our Company sponsored benefit plans, we participate in certain multiemployer pension and other post retirement plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining agreements. During 2023, 2022, and 2021, contributions made to these plans were $502.3 million, $449.9 million, and $399.5 million, respectively; however, our future contributions to the multiemployer plans are dependent upon a number of factors. Amounts of future contributions that we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated. Refer to Note 14 - Retirement Plans of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information regarding these multiemployer benefit plans.
Off-Balance Sheet Arrangements and Other Commercial Commitments
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of December 31, 2023, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $2.2 billion, which represents approximately 25% of our total remaining performance obligations.
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
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds or letters of credit may be issued as collateral for certain insurance obligations. As of December 31, 2023, we satisfied approximately $48.1 million and $71.1 million of the collateral requirements of our insurance programs by utilizing surety bonds and letters of credit, respectively. All such letters of credit were issued under our revolving credit facility, therefore reducing the available capacity of such facility.
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
Other Items
To help mitigate the impacts of greenhouse gas emissions on climate change, EMCOR has established initial carbon-based fuel consumption and greenhouse gas emission reduction targets, and has committed to investigating the establishment of science-based greenhouse gas emissions targets. Although to date we have not incurred any material costs or capital expenditures associated with achieving our targets, we could be required to expend amounts in future periods as we continue to work towards our goals. It is not possible, at this time, to estimate the impact that future costs and/or capital expenditures may have on our business, financial condition, results of operations, or liquidity.
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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements is based on the application of significant accounting policies, which require management to make estimates and assumptions. Our significant accounting policies are described further in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. We base our estimates on historical experience, known or expected trends, third-party valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. There have been no significant changes to our critical accounting policies or methods for the year ended December 31, 2023. We believe the following critical accounting policies govern the more significant judgments and estimates used in the preparation of our financial statements.
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

Based on an evaluation of individual projects that had revisions to total estimated costs, or anticipated contract value, which resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted during the years ended December 31, 2023, 2022, and 2021, as summarized in the following table (in thousands):

	2023	2022	2021
United States electrical construction and facilities services	$12,535	$33,463	$4,627
United States mechanical construction and facilities services	10,864	13,679	2,264
United States building services	5,658	1,261	—
Total impact	$29,057	$48,403	$6,891
During the year ended December 31, 2023, we recognized revenue of approximately $16.5 million on individual projects that were substantially complete in prior periods but had revisions to total estimated cost or anticipated contract value, which resulted in an increase to profitability in excess of $1.0 million. Of this amount, approximately $3.4 million was reported within our United States electrical construction and facilities services segment and approximately $13.1 million was reported within our United States mechanical construction and facilities services segment. There were no significant amounts of revenue recognized during the years ended December 31, 2022 or 2021 related to performance obligations satisfied in prior periods.
Due to the significant judgments utilized in the estimation process described above, if subsequent actual results and/or updated assumptions, estimates, or projections related to our underlying project positions were to change from those utilized at December 31, 2023, it could result in a material impact to our results of operations. For example, a 50 basis point increase or decrease in the estimated gross profit margin on our uncompleted construction projects, in the aggregate, as a result of a revision in estimated costs to complete a performance obligation or a revision in estimated transaction price, would have resulted in an increase or decrease to operating income of approximately $100 million for the year ended December 31, 2023.
See Note 3 - Revenue from Contracts with Customers of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further disclosure regarding revenue recognition.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on the Consolidated Balance Sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences, and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. In addition, as discussed above, an increase in the cost to settle insurance claims could result in higher insurance costs and deductibles. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims increased by $18.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, partially as a result of greater potential exposures and an increase in certain of our deductibles or self-insured retentions. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims were to increase by 10%, it would have resulted in $22.0 million of additional expense for the year ended December 31, 2023.
Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets
Goodwill
As of December 31, 2023 and 2022, we had goodwill of $956.5 million and $919.2 million, respectively, arising out of the acquisition of businesses. Goodwill is not amortized but instead allocated to its respective reporting unit and evaluated for impairment annually, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. We have determined that our reporting units are consistent with the reportable segments identified in Note 18 - Segment Information of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. As of December 31, 2023, approximately 18.6% of our goodwill related to our United States electrical construction and facilities services segment, approximately 33.3% related to our United States mechanical construction and facilities services segment, approximately 36.2% related to our United States building services segment, and approximately 11.9% related to our United States industrial services segment.

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
We performed our annual impairment assessment of all reporting units as of October 1, 2023 and determined there was no impairment of goodwill. Based on these impairment assessments, the fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment exceeded their carrying values by approximately $1,724.3 million, $4,411.7 million, $1,048.0 million, and $89.1 million, respectively. As part of such annual testing, we compared the aggregate fair value of our reporting units to our market capitalization, noting that such comparison supported the reasonableness of the key assumptions utilized in determining the fair value of each of our reporting units.
In completing our annual impairment assessment, we determined the fair value of each of our reporting units using an income approach whereby fair value was calculated utilizing discounted estimated future cash flows, assuming a risk-adjusted industry weighted average cost of capital. The weighted average cost of capital used in our annual impairment testing was 10.9% for our United States construction segments, 11.2% for our United States building services segment, and 11.0% for our United States industrial services segment. These weighted average cost of capital estimates were developed with the assistance of an independent third-party valuation specialist and reflect the overall level of inherent risk within the respective reporting unit and the rate of return a market participant would expect to earn.
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
Due to the inherent uncertainties involved in making estimates, our assumptions may change in future periods. Estimates and assumptions made for purposes of our goodwill impairment testing may prove to be inaccurate predictions of the future, and other factors used in assessing fair value, such as the weighted average cost of capital, are outside the control of management. Unfavorable changes in certain of these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average cost of capital would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $115.2 million, $249.9 million, $84.2 million, and $25.2 million, respectively. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $56.5 million, $137.1 million, $40.4 million, and $9.3 million, respectively. Given the amounts by which the fair value exceeds the carrying value for each of our reporting units, the decreases in estimated fair values described above would not have significantly impacted the results of our 2023 impairment tests. Further, for each of our reporting units, a 10% decline in the estimated fair value of such reporting unit, due to other changes in our assumptions, including forecasted future cash flows, would not have significantly impacted the results of our 2023 impairment tests.
Identifiable Intangible Assets and Other Long-Lived Assets
As of December 31, 2023 and 2022, net identifiable intangible assets (primarily consisting of our customer relationships, subsidiary trade names, developed technology/vendor network, and contract backlog) arising out of the acquisition of businesses were $586.0 million and $594.0 million, respectively. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short- and long-term projections of future performance. These forecasts reflect assumptions regarding anticipated macroeconomic conditions as well as our ability to successfully integrate acquired businesses.
Absent earlier indicators of impairment, we test for impairment of subsidiary trade names that are not subject to amortization on an annual basis (October 1). In addition, we review for impairment of identifiable intangible assets that are being amortized as well as other long-lived assets whenever facts and circumstances indicate that their carrying values may not be fully recoverable.

As of October 1, 2023, we performed our annual impairment testing of all subsidiary trade names that are not subject to amortization and determined that there was no impairment of these assets. In performing this impairment assessment, we considered the sensitivity of the reported amounts to the methods, assumptions, and estimates underlying our testing. For example, we performed sensitivity analyses and concluded that, individually, none of the following changes in estimates or assumptions would have significantly impacted the results of our testing or resulted in a material impairment of our subsidiary trade names: (a) a 50 basis point increase in the discount rate utilized in our testing, (b) a 50 basis point decline in the perpetual growth rate utilized in our testing, or (c) a 10% decrease in the estimated fair value of each trade name.
During the quarter ended September 30, 2023, we identified facts and circumstances that indicated the carrying values of certain long-lived assets within our United States mechanical construction and facilities services segment may not be fully recoverable, necessitating a comparison of their carrying values to the undiscounted pre-tax cash flows estimated to result from the use of such assets. As a result of this test, we determined that these assets were impaired, and, during the third quarter of 2023, recognized a $2.4 million impairment charge as calculated using a discounted cash flow model. For the year ended December 31, 2023, there were no other indicators of impairment with respect to identifiable intangible assets that are being amortized as well as other long-lived assets.
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
Refer to Note 8 - Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further information about our goodwill and identifiable intangible assets as well as our impairment testing. No impairment of our goodwill, identifiable intangible assets, or other long-lived assets was recognized during the years ended December 31, 2022 or 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used any derivative financial instruments during the years ended December 31, 2023 and 2022, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
Throughout 2022 and much of 2023, the Federal Reserve Board increased the federal funds rate. We are exposed to market risk for changes in interest rates for borrowings under our revolving credit facility. Borrowings under such facility bear interest at variable rates and, as a result of the actions referenced above, such rates have increased throughout 2022 and 2023. For further information regarding our credit facility and associated borrowing rates, refer to Note 9 - Debt of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
We are exposed to construction market risk and its potential related impact on accounts receivable or contract assets on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, we believe we take appropriate action to manage market and other risks, but there is no assurance that we will be able to reasonably identify all risks with respect to the collectability of these assets. For further discussion regarding the collectability of our outstanding accounts receivable, refer to Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
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
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction, building services, and industrial services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of approximately 13,800 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, our fixed price contracts generally do not allow us to adjust our prices and, as a result, increases in material costs could reduce our profitability with respect to projects in progress. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding the impact of fluctuations in commodity and material prices on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$789,750	$456,439
Accounts receivable, less allowance for credit losses of $22,502 and $22,382, respectively	3,203,490	2,567,371
Contract assets	269,885	273,176
Inventories	110,774	85,641
Prepaid expenses and other	73,072	79,346
Total current assets	4,446,971	3,461,973
Property, plant, and equipment, net	179,378	157,819
Operating lease right-of-use assets	310,498	268,063
Goodwill	956,549	919,151
Identifiable intangible assets, net	586,032	593,975
Other assets	130,293	123,626
Total assets	$6,609,721	$5,524,607
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt and finance lease liabilities	$2,465	$15,567
Accounts payable	935,967	849,284
Contract liabilities	1,595,109	1,098,263
Accrued payroll and benefits	596,936	465,000
Other accrued expenses and liabilities	312,642	258,190
Operating lease liabilities, current	75,236	67,218
Total current liabilities	3,518,355	2,753,522
Long-term debt and finance lease liabilities	2,838	231,625
Operating lease liabilities, long-term	259,430	220,764
Other long-term obligations	358,283	344,405
Total liabilities	4,138,906	3,550,316
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 61,094,042 and 60,947,947 shares issued, respectively	611	609
Capital surplus	91,813	74,795
Accumulated other comprehensive loss	(85,704)	(93,451)
Retained earnings	3,814,439	3,214,281
Treasury stock, at cost 14,046,777 and 13,281,222 shares, respectively	(1,351,381)	(1,222,645)
Total EMCOR Group, Inc. stockholders’ equity	2,469,778	1,973,589
Noncontrolling interests	1,037	702
Total equity	2,470,815	1,974,291
Total liabilities and equity	$6,609,721	$5,524,607
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31,
(In thousands, except per share data)

	2023	2022	2021
Revenues	$12,582,873	$11,076,120	$9,903,580
Cost of sales	10,493,534	9,472,526	8,401,843
Gross profit	2,089,339	1,603,594	1,501,737
Selling, general and administrative expenses	1,211,233	1,038,717	970,937
Impairment loss on long-lived assets	2,350	—	—
Operating income	875,756	564,877	530,800
Net periodic pension (cost) income	(1,119)	4,311	3,625
Interest expense	(17,199)	(13,199)	(6,071)
Interest income	15,415	2,761	949
Income before income taxes	872,853	558,750	529,303
Income tax provision	239,524	152,628	145,602
Net income including noncontrolling interests	633,329	406,122	383,701
Net income attributable to noncontrolling interests	335	—	169
Net income attributable to EMCOR Group, Inc.	$632,994	$406,122	$383,532

Basic earnings per common share	$13.37	$8.13	$7.09

Diluted earnings per common share	$13.31	$8.10	$7.06

Dividends declared per common share	$0.69	$0.54	$0.52

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Years Ended December 31,
(In thousands)

	2023	2022	2021
Net income including noncontrolling interests	$633,329	$406,122	$383,701
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,417	(10,786)	(360)
Changes in post retirement plans (1)	1,330	897	26,031
Other comprehensive income (loss)	7,747	(9,889)	25,671
Comprehensive income	641,076	396,233	409,372
Comprehensive income attributable to noncontrolling interests	335	—	169
Comprehensive income attributable to EMCOR Group, Inc.	$640,741	$396,233	$409,203
_________________
(1)    Net of tax provision of $0.5 million, $0.3 million, and $8.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31,
(In thousands)

	2023	2022	2021
Cash flows - operating activities:
Net income including noncontrolling interests	$633,329	$406,122	$383,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,822	47,296	48,347
Amortization of identifiable intangible assets	67,143	61,315	64,089
Provision for credit losses	7,859	5,166	8,041
Deferred income taxes	(16,651)	10,483	9,517
Gain on sale or disposal of property, plant, and equipment	(2,057)	(6,393)	(782)
Excess tax benefits from share-based compensation	(1,719)	(1,654)	(828)
Equity (income) loss from unconsolidated entities	(1,660)	(391)	1,170
Non-cash expense for amortization of debt issuance costs	960	960	960
Non-cash expense from contingent consideration arrangements	2,287	1,610	1,810
Non-cash expense for impairment of long-lived assets	2,350	—	—
Non-cash share-based compensation expense	13,739	12,125	11,107
Distributions from unconsolidated entities	400	400	44
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Increase in accounts receivable	(626,494)	(340,091)	(246,856)
Increase in inventories	(23,442)	(31,541)	(116)
Decrease (increase) in contract assets	5,733	(44,725)	(50,648)
Increase in accounts payable	82,192	111,488	54,849
Increase in contract liabilities	489,728	299,897	44,713
Increase (decrease) in accrued payroll and benefits and other accrued expenses and liabilities	189,268	(30,025)	46,573
Changes in other assets and liabilities, net	24,868	(4,109)	(56,874)
Net cash provided by operating activities	899,655	497,933	318,817
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(96,491)	(98,656)	(118,239)
Proceeds from sale or disposal of property, plant, and equipment	13,604	7,145	2,754
Purchases of property, plant, and equipment	(78,404)	(49,289)	(36,192)
Investments in and advances to unconsolidated entities	—	—	(1,595)
Distributions from unconsolidated entities	—	—	196
Net cash used in investing activities	(161,291)	(140,800)	(153,076)
Cash flows - financing activities:
Proceeds from revolving credit facility	200,000	270,000	—
Repayments of revolving credit facility	(200,000)	(270,000)	—
Repayments of long-term debt and debt issuance costs	(246,171)	(13,875)	(13,875)
Repayments of finance lease liabilities	(2,776)	(3,551)	(4,189)
Dividends paid to stockholders	(32,684)	(27,187)	(28,163)
Repurchases of common stock	(127,713)	(660,609)	(195,546)
Taxes paid related to net share settlements of equity awards	(6,060)	(7,539)	(4,210)
Issuances of common stock under employee stock purchase plan	9,189	8,177	7,328
Payments for contingent consideration arrangements	(5,839)	(5,534)	(6,758)
Distributions to noncontrolling interests	—	—	(43)
Net cash used in financing activities	(412,054)	(710,118)	(245,456)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6,372	(12,515)	(1,279)
Increase (decrease) in cash, cash equivalents, and restricted cash	332,682	(365,500)	(80,994)
Cash, cash equivalents, and restricted cash at beginning of year (1)	457,068	822,568	903,562
Cash, cash equivalents, and restricted cash at end of period (1)	$789,750	$457,068	$822,568
_________________
(1)Includes $0.6 million, $1.2 million, and $0.7 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2022, 2021, and 2020, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
For The Years Ended December 31,
(In thousands)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2020	$2,053,244	$606	$47,464	$(109,233)	$2,480,321	$(366,490)	$576
Net income including noncontrolling interests	383,701	—	—	—	383,532	—	169
Other comprehensive income	25,671	—	—	25,671	—	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(4,210)	—	(4,210)	—	—	—	—
Common stock issued under employee stock purchase plan	7,328	—	7,328	—	—	—	—
Common stock dividends	(28,163)	—	186	—	(28,349)	—	—
Repurchases of common stock	(195,546)	—	—	—	—	(195,546)	—
Distributions to noncontrolling interests	(43)	—	—	—	—	—	(43)
Share-based compensation expense	11,107	—	11,107	—	—	—	—
Balance, December 31, 2021	$2,253,089	$607	$61,874	$(83,562)	$2,835,504	$(562,036)	$702
Net income including noncontrolling interests	406,122	—	—	—	406,122	—	—
Other comprehensive loss	(9,889)	—	—	(9,889)	—	—	—
Common stock issued under share-based compensation plans	2	2	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(7,539)	—	(7,539)	—	—	—	—
Common stock issued under employee stock purchase plan	8,177	—	8,177	—	—	—	—
Common stock dividends	(27,187)	—	158	—	(27,345)	—	—
Repurchases of common stock	(660,609)	—	—	—	—	(660,609)	—
Share-based compensation expense	12,125	—	12,125	—	—	—	—
Balance, December 31, 2022	$1,974,291	$609	$74,795	$(93,451)	$3,214,281	$(1,222,645)	$702
Net income including noncontrolling interests	633,329	—	—	—	632,994	—	335
Other comprehensive income	7,747	—	—	7,747	—	—	—
Common stock issued under share-based compensation plans	—	2	(2)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(6,060)	—	(6,060)	—	—	—	—
Common stock issued under employee stock purchase plan	9,189	—	9,189	—	—	—	—
Common stock dividends	(32,684)	—	152	—	(32,836)	—	—
Repurchases of common stock	(128,736)	—	—	—	—	(128,736)	—
Share-based compensation expense	13,739	—	13,739	—	—	—	—
Balance, December 31, 2023	$2,470,815	$611	$91,813	$(85,704)	$3,814,439	$(1,351,381)	$1,037
_________________
(1)Represents cumulative foreign currency translation and post retirement liability adjustments of $(1.8) million and $(83.9) million, respectively, as of December 31, 2023, $(8.3) million and $(85.2) million, respectively, as of December 31, 2022, and $2.5 million and $(86.1) million, respectively, as of December 31, 2021.

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS
References to the “Company,” “EMCOR,” “we,” “us,” “our” and similar words refer to EMCOR Group, Inc. and its consolidated subsidiaries unless the context indicates otherwise.
We are one of the largest specialty contractors in the United States and a leading provider of electrical and mechanical construction and facilities services, building services, and industrial services. Our services are provided to a broad range of commercial, technology, manufacturing, industrial, healthcare, utility, and institutional customers through approximately 100 operating subsidiaries, which specialize principally in providing construction services relating to electrical and mechanical systems in all types of facilities and in providing various services relating to the operation, maintenance, and management of those facilities.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
At December 31, 2023 and 2022, our accounts receivable of $3,203.5 million and $2,567.4 million, respectively, were recorded net of allowances for credit losses of $22.5 million and $22.4 million, respectively. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses. The provision for credit losses during 2023, 2022, and 2021 amounted to approximately $7.9 million, $5.2 million, and $8.0 million, respectively.
The change in the allowance for credit losses for the year ended December 31, 2023 was as follows (in thousands):

Balance at December 31, 2022	$22,382
Provision for credit losses	7,859
Amounts written off against the allowance, net of recoveries	(7,739)
Balance at December 31, 2023	$22,502
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined principally using the average cost method. Refer to Note 6 - Inventories of the notes to consolidated financial statements for additional information.
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
Property, Plant, and Equipment
Property, plant, and equipment is stated at cost. Depreciation, including amortization of assets under finance leases, is recorded using the straight-line method over estimated useful lives of 3 to 10 years for machinery and equipment, 3 to 7 years for vehicles, furniture and fixtures, and computer hardware/software, and 25 years for buildings. Leasehold improvements are amortized over the shorter of the remaining lease term or the expected useful life of the improvement.
The carrying values of property, plant, and equipment are reviewed for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. In performing this review for recoverability, property, plant, and equipment is assessed for possible impairment by comparing their carrying values to the undiscounted net pre-tax cash flows expected to result from the use of the asset. Impaired assets are written down to their fair values, generally determined based on their estimated future discounted cash flows.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets
Goodwill and indefinite-lived intangible assets, such as trade names, are evaluated at least annually for impairment (each October 1, absent any earlier identified impairment indicators) and are written down if impaired. Identifiable intangible assets with finite lives are amortized over their useful lives and, along with certain other long-lived assets, are reviewed for impairment whenever facts and circumstances indicate that their carrying values may not be fully recoverable. See Note 8 - Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets of the notes to consolidated financial statements for additional information.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. As of December 31, 2023 and 2022, the estimated current portion of such undiscounted insurance liabilities, included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets, were $51.0 million and $54.8 million, respectively. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” as of December 31, 2023 and 2022 were $229.8 million and $221.7 million, respectively. The current portion of anticipated insurance recoveries of $11.9 million and $16.0 million as of December 31, 2023 and 2022, respectively, were included in “Prepaid expenses and other” and the non-current portion of anticipated insurance recoveries of $48.8 million and $59.0 million as of December 31, 2023 and 2022, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets.
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
Tax benefits associated with uncertain tax positions are recognized only if it is more likely than not that the tax position would be sustained on its technical merits. For positions not meeting the “more likely than not” test, no tax benefit is recognized. To the extent interest and penalties may be assessed related to unrecognized tax benefits, we record accruals for such amounts as a component of the income tax provision. We had no unrecognized income tax benefits as of December 31, 2023 and 2022.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
We recognize expense for all share-based payments issued to acquire goods or services based on the fair value of such payments. Compensation expense related to share-based awards is generally recognized on a straight-line basis over the requisite service period, which is the vesting period. The benefits of tax deductions in excess of recognized compensation expense are recognized in the Consolidated Statements of Operations when the underlying awards vest or are settled.
New Accounting Pronouncements
The Financial Accounting Standards Board (the “FASB”) has issued an Accounting Standards Update (“ASU”), which provides temporary optional expedients and exceptions to existing U.S. GAAP. This guidance is aimed at easing the financial reporting burdens related to reference rate reform, including the market transition from the London interbank offered rate (“LIBOR”), or other interbank offered rates, to alternative reference rates. Such accounting pronouncement, as amended, allows entities to account for and present certain contract modifications, which occur before December 31, 2024 and result from the transition to an alternative reference rate, as an event that does not require remeasurement at the modification date or reassessment of a previous accounting determination. In order to utilize such guidance, an entity must first conclude that the modified terms directly replace or have the potential to replace an eligible reference rate due to reference rate reform, and that any contemporaneous changes to other terms that change, or have the potential to change, the amount or timing of contractual cash flows are related to the replacement of a reference rate. During the second quarter of 2023, we amended our then existing credit agreement to change the reference rate from LIBOR to an interest rate based on the secured overnight financing rate, as administered by the Federal Reserve Bank of New York (“SOFR”). As such amendment was within the scope of the aforementioned guidance, we adopted this accounting pronouncement and utilized the optional expedients referenced above. We are not exposed to any other material contracts that reference LIBOR. The adoption of this accounting pronouncement did not have a material impact on our financial position and/or results of operations.
In November 2023, the FASB issued an ASU, which expands the required disclosure for reportable segments. This guidance requires entities to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all segment disclosures which are currently required annually. This ASU additionally requires entities to disclose the title and position of the individual or the name of the group or committee identified as its chief operating decision-maker. Such guidance, which is required to be applied retrospectively, is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, although early adoption is permitted. While the adoption of this ASU will not have an impact on our financial position and/or results of operations, we are currently evaluating the impact to our segment disclosures.
In December 2023, the FASB issued an ASU intended to enhance the transparency and decision-usefulness of income tax disclosures. Such guidance requires entities to provide additional information within their income tax rate reconciliation, including further disclosure of federal, state, and foreign income taxes and to provide more details about these reconciling items if a quantitative threshold is met. This guidance additionally requires expanded disclosure of income taxes paid, including amounts paid for federal, state, and foreign taxes. This ASU, which is required to be applied prospectively, is effective for fiscal years beginning after December 15, 2024, although early adoption and retrospective application is permitted. While the adoption of this ASU will not have an impact on our financial position and/or results of operations, we are currently evaluating the impact on our income tax disclosures, including the processes and controls around the collection of this information.
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
Based on an evaluation of individual projects that had revisions to total estimated costs, or anticipated contract value, which resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted during the years ended December 31, 2023, 2022, and 2021, as summarized in the following table (in thousands):

	2023	2022	2021
United States electrical construction and facilities services	$12,535	$33,463	$4,627
United States mechanical construction and facilities services	10,864	13,679	2,264
United States building services	5,658	1,261	—
Total impact	$29,057	$48,403	$6,891
During the year ended December 31, 2023, we recognized revenue of approximately $16.5 million on individual projects that were substantially complete in prior periods but had revisions to total estimated cost or anticipated contract value, which resulted in an increase to profitability in excess of $1.0 million. Of this amount, approximately $3.4 million was reported within our United States electrical construction and facilities services segment and approximately $13.1 million was reported within our United States mechanical construction and facilities services segment. There were no significant amounts of revenue recognized during the years ended December 31, 2022 or 2021 related to performance obligations satisfied in prior periods.

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
The following tables provide further disaggregation of our revenues by categories we use to evaluate our financial performance within each of our reportable segments (in thousands, except for percentages). Refer to Note 18 - Segment Information of the notes to consolidated financial statements for additional information on how we disaggregate our revenues by reportable segment.
Due to continued growth in certain of our end markets, during 2023, we have expanded the market sectors included in the disclosure for each of our United States construction segments, as shown below. All prior period disclosures have been adjusted to additionally reflect these changes.

	2023	% of Total	2022	% of Total	2021	% of Total
United States electrical construction and facilities services:
Network and communications market sector	$934,455	34%	$801,052	33%	$621,139	30%
Commercial market sector	402,886	14%	414,539	17%	398,996	20%
Manufacturing and industrial market sector	394,804	14%	301,606	12%	230,894	11%
Healthcare market sector	242,931	9%	178,348	7%	107,442	5%
High-tech manufacturing market sector	140,471	5%	88,544	4%	35,196	2%
Institutional market sector	147,375	5%	154,077	6%	178,729	9%
Transportation market sector	167,976	6%	166,563	7%	196,313	10%
Water and wastewater market sector	21,234	1%	21,251	1%	14,962	1%
Hospitality and entertainment market sector	81,815	3%	33,818	1%	23,257	1%
Short duration projects (1)	186,722	7%	211,797	9%	185,277	9%
Service work	65,338	2%	65,709	3%	40,963	2%
	2,786,007		2,437,304		2,033,168
Less intersegment revenues	(2,284)		(4,190)		(3,275)
Total segment revenues	$2,783,723		$2,433,114		$2,029,893

	2023	% of Total	2022	% of Total	2021	% of Total
United States mechanical construction and facilities services:
Network and communications market sector	$410,397	8%	$295,261	7%	$279,953	7%
Commercial market sector	1,115,993	22%	1,079,872	25%	1,042,751	27%
Manufacturing and industrial market sector	698,993	14%	632,332	15%	579,176	15%
Healthcare market sector	489,485	10%	479,937	11%	487,111	12%
High-tech manufacturing market sector	845,251	16%	320,597	7%	173,302	4%
Institutional market sector	316,255	6%	331,727	8%	263,285	7%
Transportation market sector	42,789	1%	57,026	1%	84,503	2%
Water and wastewater market sector	286,912	6%	261,501	6%	213,314	5%
Hospitality and entertainment market sector	52,919	1%	44,615	1%	66,059	2%
Short duration projects (1)	324,056	6%	333,066	8%	292,795	8%
Service work	500,853	10%	467,156	11%	446,786	11%
	5,083,903		4,303,090		3,929,035
Less intersegment revenues	(9,100)		(10,882)		(6,835)
Total segment revenues	$5,074,803		$4,292,208		$3,922,200
_________________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)

	2023	% of Total	2022	% of Total	2021	% of Total
United States building services:
Mechanical services	$2,042,244	65%	$1,748,455	64%	$1,590,506	65%
Commercial site-based services	865,232	28%	810,210	29%	680,351	28%
Government site-based services	212,658	7%	196,288	7%	184,272	7%
Total segment revenues	$3,120,134		$2,754,953		$2,455,129

	2023	% of Total	2022	% of Total	2021	% of Total
United States industrial services:
Field services	$991,466	85%	$972,894	87%	$853,143	86%
Shop services	176,324	15%	145,873	13%	133,264	14%
Total segment revenues	$1,167,790		$1,118,767		$986,407

Total United States operations	$12,146,450		$10,599,042		$9,393,629

	2023	% of Total	2022	% of Total	2021	% of Total
United Kingdom building services:
Service work	$210,414	48%	$221,123	46%	$261,889	51%
Project work	226,009	52%	255,955	54%	248,062	49%
Total segment revenues	$436,423		$477,078		$509,951

Total operations	$12,582,873		$11,076,120		$9,903,580
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
As of December 31, 2023 and 2022, contract assets included unbilled revenues for unapproved change orders of approximately $29.8 million and $36.0 million, respectively. Contract assets as of December 31, 2023 and 2022 additionally included $6.7 million and $3.8 million, respectively, associated with claims. There were $15.4 million of claims included within accounts receivable as of December 31, 2023. There were no claims included within accounts receivable as of December 31, 2022.
There were contractually billed amounts and retention related to contracts with unapproved change orders and claims of approximately $157.7 million and $131.4 million as of December 31, 2023 and 2022, respectively. For contracts in claim status, contractually billed amounts will generally not be paid by the customer to us until final resolution of the related claims.

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
Net contract liabilities in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Contract assets, current	$269,885	$273,176
Contract assets, non-current	—	—
Contract liabilities, current	(1,595,109)	(1,098,263)
Contract liabilities, non-current	(1,812)	(2,273)
Net contract liabilities	$(1,327,036)	$(827,360)
Included within net contract liabilities were $1,261.1 million and $763.2 million of net contract liabilities on uncompleted construction projects as of December 31, 2023 and 2022, respectively, as follows (in thousands):

	December 31, 2023	December 31, 2022
Costs incurred on uncompleted construction contracts	$15,100,829	$13,231,612
Estimated earnings, thereon	2,381,049	2,025,929
	17,481,878	15,257,541
Less: billings to date	18,742,934	16,020,704
	$(1,261,056)	$(763,163)
Contract assets and contract liabilities increased by approximately $2.0 million and $3.8 million, respectively, as a result of acquisitions made by us in 2023. Excluding the impact of acquisitions, net contract liabilities increased by approximately $497.9 million for the year ended December 31, 2023, predominantly due to an increase in net contract liabilities on our uncompleted construction projects, partially as a result of the timing of invoicing to our customers, which included customer deposits and advanced billings on several large projects in the earlier stages of completion, resulting in amounts invoiced exceeding the revenue recognized for such projects. There was no significant impairment of contract assets recognized during the periods presented.
Contract Retentions
As of December 31, 2023 and 2022, accounts receivable included $555.9 million and $456.9 million, respectively, of retainage billed under terms of our contracts. These retainage amounts represent amounts which have been contractually invoiced to customers where payments have been partially withheld pending the completion of the project. We estimate that approximately 88% of the retainage outstanding as of December 31, 2023 will be collected during 2024.
As of December 31, 2023 and 2022, accounts payable included $93.6 million and $82.4 million, respectively, of retainage withheld under terms of our subcontracts. These retainage amounts represent amounts invoiced to the Company by our subcontractors where payments have been partially withheld pending the completion of their scope of work. We estimate that approximately 90% of the retainage outstanding as of December 31, 2023 will be paid during 2024.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations as of December 31, 2023 (in thousands, except for percentages):

	December 31, 2023	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$2,387,844	27%
United States mechanical construction and facilities services	4,940,519	56%
United States building services	1,264,818	14%
United States industrial services	113,291	1%
Total United States operations	8,706,472	98%
United Kingdom building services	140,949	2%
Total operations	$8,847,421	100%
Our remaining performance obligations at December 31, 2023 were $8.85 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$1,978,179	$409,665
United States mechanical construction and facilities services	4,314,365	626,154
United States building services	1,157,845	106,973
United States industrial services	113,291	—
Total United States operations	7,563,680	1,142,792
United Kingdom building services	94,711	46,238
Total operations	$7,658,391	$1,189,030
NOTE 4 - ACQUISITIONS OF BUSINESSES
Acquisitions are accounted for utilizing the acquisition method of accounting and the prices paid for them are allocated to their respective assets and liabilities based upon the estimated fair value of such assets and liabilities at the dates of their respective acquisition by us.
During 2023, we acquired eight companies for total consideration of $99.6 million. Such acquisitions include: (a) a national energy efficiency specialty services firm, the results of operations of which have been included in our United States building services segment, and (b) seven companies, the results of operations of which were de minimis, consisting of: (i) three companies that have been included within our United States mechanical construction and facilities services segment, one of which provides mechanical and pipe fabrication services in the Midwestern region of the United States, and two of which add capabilities to our national fire protection services, and (ii) four mechanical services companies in the Western and Midwestern regions of the United States that have been included within our United States building services segment and enhance our presence in geographies where we have existing operations. In connection with these acquisitions, we acquired working capital of $9.1 million and other net liabilities of $6.1 million, including certain deferred tax liabilities, and have preliminarily ascribed $37.4 million to goodwill and $59.2 million to identifiable intangible assets. We expect that $29.6 million of the goodwill and identifiable intangible assets acquired in connection with these 2023 acquisitions will be deductible for tax purposes.
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
During 2021, we acquired eight companies for total consideration of $131.2 million. Such acquisitions include: (a) two companies, the results of operations of which have been included within our United States mechanical construction and facilities services segment, consisting of: (i) a company that provides mechanical services within the Southern region of the United States and (ii) a company that provides fire protection services in the Midwestern region of the United States, (b) two companies that provide electrical construction services for a broad array of customers in the Midwestern region of the United States, the results of operations of which have been included in our United States electrical construction and facilities services segment, and (c) four companies, the results of operations of which have been included within our United States building services segment, consisting of: (i) a company that provides mechanical services across North Texas and (ii) three companies that enhance our presence in geographies where we have existing operations and provide either mechanical services or building

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 - ACQUISITIONS OF BUSINESSES (Continued)
automation and controls solutions. In connection with these acquisitions, we acquired working capital of $22.9 million and other net liabilities of $0.6 million, including certain deferred tax liabilities, and have ascribed $38.3 million to goodwill and $70.6 million to identifiable intangible assets. We expect that $90.5 million of the goodwill and identifiable intangible assets acquired in connection with these 2021 acquisitions will be deductible for tax purposes.
The purchase price allocation for one of the businesses acquired in 2023 is preliminary and subject to change during its measurement period. As we finalize such purchase price allocation, adjustments may be recorded relating to finalization of intangible asset valuations, tax matters, or other items. Although not expected to be significant, such adjustments may result in changes in the valuation of assets and liabilities acquired. The purchase price allocations for the other businesses acquired in 2023 as well as the businesses acquired in 2022 and 2021 have been finalized during their respective measurement periods with an insignificant impact.
NOTE 5 - EARNINGS PER SHARE
The following table summarizes our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the years ended December 31, 2023, 2022, and 2021 (in thousands, except share and per share data):

	2023	2022	2021
Numerator:
Net income attributable to EMCOR Group, Inc.	$632,994	$406,122	$383,532
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	47,358,467	49,931,940	54,068,982
Effect of dilutive securities—Share-based awards	205,791	204,322	278,552
Shares used to compute diluted earnings per common share	47,564,258	50,136,262	54,347,534

Basic earnings per common share	$13.37	$8.13	$7.09

Diluted earnings per common share	$13.31	$8.10	$7.06
The number of outstanding share-based awards excluded from the computation of diluted EPS for the years ended December 31, 2023, 2022, and 2021 because they would be anti-dilutive were 8,700, 4,926, and 9,250, respectively.
NOTE 6 - INVENTORIES
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Raw materials and construction materials	$94,447	$74,014
Work in process	16,327	11,627
Inventories	$110,774	$85,641
The increase in inventories as of December 31, 2023, compared to December 31, 2022, was a result of: (a) advanced purchases of materials and equipment for use on specific construction projects, in an effort to mitigate the impact of increased lead times, which have resulted from supply chain disruptions, (b) an increase in raw materials on hand to support our fabrication facilities given the growth in demand for our fire protection services, and (c) higher levels of work in process inventory within our United States industrial services segment given greater new build heat exchanger orders.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 - PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Machinery and equipment	$224,456	$206,249
Vehicles	76,489	68,858
Furniture and fixtures	27,415	25,253
Computer hardware/software	102,682	109,166
Land, buildings, and leasehold improvements	142,114	130,358
Construction in progress	13,514	6,060
Finance lease right-of-use assets (1)	4,932	6,117
	591,602	552,061
Accumulated depreciation and amortization	(412,224)	(394,242)
	$179,378	$157,819
____________________________________________
(1)Finance lease right-of-use assets are recorded net of accumulated amortization.
Depreciation and amortization expense related to property, plant, and equipment, including finance leases, was $51.8 million, $47.3 million, and $48.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
NOTE 8 - GOODWILL, IDENTIFIABLE INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS
Goodwill
In connection with our acquisition of businesses, we have recorded goodwill, which represents the excess of the consideration transferred over the fair value of the net tangible and identifiable intangible assets acquired. Our goodwill balance at December 31, 2023 and 2022 was $956.5 million and $919.2 million, respectively, with goodwill attributable to companies acquired in 2023 and 2022 valued at $37.4 million and $28.9 million, respectively. Goodwill is not amortized but instead allocated to its respective reporting unit and evaluated for impairment annually, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. We have determined that our reporting units are consistent with the reportable segments identified in Note 18 - Segment Information of the notes to consolidated financial statements. As of December 31, 2023, approximately 18.6% of our goodwill related to our United States electrical construction and facilities services segment, approximately 33.3% of our goodwill related to our United States mechanical construction and facilities services segment, approximately 36.2% of our goodwill related to our United States building services segment and approximately 11.9% of our goodwill related to our United States industrial services segment.
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
We performed our annual impairment assessment of all reporting units as of October 1, 2023, and determined there was no impairment of goodwill. In completing our annual impairment assessment, we determined the fair value of each of our reporting units using an income approach whereby fair value was calculated utilizing discounted estimated future cash flows, assuming a risk-adjusted industry weighted average cost of capital. The weighted average cost of capital used in our annual impairment testing was 10.9% for our United States construction segments, 11.2% for our United States building services segment, and 11.0% for our United States industrial services segment. These weighted average cost of capital estimates were developed with the assistance of an independent third-party valuation specialist and reflect the overall level of inherent risk within the respective reporting unit and the rate of return a market participant would expect to earn. Our cash flow projections were derived from our most recent internal forecasts of anticipated revenue growth rates and operating margins, with cash flows beyond the discrete forecast period estimated using a terminal value calculation which incorporated historical and forecasted trends, an estimate of long-term growth rates, and assumptions about the future demand for our services. The perpetual growth rate used for our annual testing was 2.5% for all of our reporting units.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - GOODWILL, IDENTIFIABLE INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS (Continued)
For the years ended December 31, 2022 and 2021, no impairment of our goodwill was recognized.
Due to the inherent uncertainties involved in making estimates, our assumptions may change in future periods. Estimates and assumptions made for purposes of our goodwill impairment testing may prove to be inaccurate predictions of the future, and other factors used in assessing fair value, such as the weighted average cost of capital, are outside the control of management. Unfavorable changes in certain of these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average cost of capital would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $115.2 million, $249.9 million, $84.2 million, and $25.2 million, respectively. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $56.5 million, $137.1 million, $40.4 million, and $9.3 million, respectively. Given the amounts by which the fair value exceeds the carrying value for each of our reporting units, the decreases in estimated fair values described above would not have significantly impacted the results of our 2023 impairment tests. Further, for each of our reporting units, a 10% decline in the estimated fair value of such reporting unit, due to other changes in our assumptions, including forecasted future cash flows, would not have significantly impacted the results of our 2023 impairment tests.
The changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2023 and 2022 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	United States industrial services segment	Total
Balance at December 31, 2021	$159,512	$303,887	$312,781	$114,088	$890,268
Acquisitions	17,601	6,942	4,340	—	28,883
Intersegment transfers	900	4,500	(5,400)	—	—
Balance at December 31, 2022	178,013	315,329	311,721	114,088	919,151
Acquisitions	—	4,524	32,874	—	37,398
Intersegment transfers	—	(1,500)	1,500	—	—
Balance at December 31, 2023	$178,013	$318,353	$346,095	$114,088	$956,549
The aggregate goodwill balance as of December 31, 2021 included $493.6 million of accumulated impairment charges, which were comprised of $139.5 million within the United States building services segment and $354.1 million within the United States industrial services segment.
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
Absent earlier indicators of impairment, we test for impairment of subsidiary trade names that are not subject to amortization on an annual basis (October 1). In performing this test, we calculate the fair value of each trade name using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. For the years ended December 31, 2023, 2022, and 2021, no impairment of our indefinite-lived trade name intangible assets was recognized.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - GOODWILL, IDENTIFIABLE INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS (Continued)
We review for impairment of identifiable intangible assets that are being amortized as well as other long-lived assets whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their discounted estimated future cash flows. During the quarter ended September 30, 2023, we identified facts and circumstances that indicated the carrying values of certain long-lived assets within our United States mechanical construction and facilities services segment may not be fully recoverable. As a result, we determined that these assets were impaired, and, during the third quarter of 2023, recognized a $2.4 million impairment charge. For the years ended December 31, 2023, 2022, and 2021, there were no other indicators of impairment with respect to identifiable intangible assets that are being amortized as well as other long-lived assets.
Identifiable intangible assets as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Customer relationships	$807,766	$(482,594)	$(4,834)	$320,338
Trade names (indefinite-lived)	299,271	—	(58,933)	240,338
Developed technology/Vendor network	95,661	(78,788)	—	16,873
Trade names (finite-lived)	35,991	(27,800)	—	8,191
Contract backlog	84,845	(84,553)	—	292
Total	$1,323,534	$(673,735)	$(63,767)	$586,032

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Customer relationships	$762,516	$(427,211)	$(4,834)	$330,471
Trade names (indefinite-lived)	289,121	—	(58,933)	230,188
Developed technology/Vendor network	95,661	(74,238)	—	21,423
Trade names (finite-lived)	33,791	(25,690)	—	8,101
Contract backlog	83,245	(79,453)	—	3,792
Total	$1,264,334	$(606,592)	$(63,767)	$593,975
Identifiable intangible assets attributable to businesses acquired in 2023 and 2022 have been valued at $59.2 million and $65.9 million, respectively, and consist of customer relationships, trade names, and contract backlog. See Note 4 - Acquisitions of Businesses of the notes to consolidated financial statements for additional information with respect to acquisitions.
Identifiable intangible assets are amortized in a manner that best approximates the pattern in which the economic benefits of such assets are consumed, which is generally on a straight-line basis. The weighted average amortization periods for the unamortized balances remaining are, in the aggregate, approximately 7.00 years, which are comprised of the following: 7.25 years for customer relationships, 5.75 years for trade names, and 3.75 years for developed technology/vendor network.
Amortization expense related to identifiable intangible assets with finite lives was $67.1 million, $61.3 million, and $64.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - GOODWILL, IDENTIFIABLE INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS (Continued)
The following table presents the estimated future amortization expense of identifiable intangible assets in the following years (in thousands):

2024	$63,873
2025	62,369
2026	55,782
2027	42,583
2028	33,818
Thereafter	87,269
$345,694
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
NOTE 9 - DEBT
Excluding finance lease liabilities, we had no outstanding debt as of December 31, 2023. Refer to Note 16 - Leases of the notes to consolidated financial statements for additional information regarding our finance leases, including outstanding balances.
Debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2022 (in thousands):

December 31, 2022
Term loan	$242,813
Unamortized debt issuance costs	(2,080)
Finance lease liabilities	6,459
Total debt	247,192
Less: current maturities	15,567
Total long-term debt	$231,625
Credit Agreement
Until December 20, 2023, we had a credit agreement that was entered into on March 2, 2020, which provided for a $1.3 billion revolving credit facility (the “2020 Revolving Credit Facility”) and a $300.0 million term loan (the “2020 Term Loan”). On December 20, 2023, we amended and restated such agreement (as amended and restated, the “2023 Credit Agreement”) to provide for a $1.3 billion revolving credit facility (the “2023 Revolving Credit Facility”) expiring December 20, 2028. If additional lenders are identified and/or existing lenders are willing to increase their current commitments, we may increase the 2023 Revolving Credit Facility by an amount equal to the greater of: (a) $900 million or (b) the Company’s Adjusted EBITDA (as such term is defined in the 2023 Credit Agreement) for the twelve-month period ending immediately prior to the increase in commitment. We may allocate up to $600.0 million of available capacity under the 2023 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries.
There were no direct borrowings outstanding under the 2023 Revolving Credit Facility as of December 31, 2023 or the 2020 Revolving Credit Facility as of December 31, 2022. However, outstanding letters of credit reduce the available capacity under these facilities, and as of December 31, 2023 and 2022, we had $116.7 million and $71.3 million of letters of credit outstanding, respectively. The balance of the 2020 Term Loan as of December 31, 2022 was $242.8 million.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 - DEBT (Continued)
At the Company’s election, borrowings under the 2023 Revolving Credit Facility bear interest at either: (1) a base rate plus a margin of 0.125% to 0.875%, depending on the Company’s Leverage Ratio (as such term is defined in the 2023 Credit Agreement), or (2) a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable tenor plus 0.10% (“Adjusted Term SOFR”) plus a margin of 1.125% to 1.875%, depending on the Company’s Leverage Ratio. The base rate is determined by the greater of: (a) the prime commercial lending rate announced by Bank of Montreal from time to time, (b) the federal funds effective rate, plus ½ of 1.00%, (c) Adjusted Term SOFR for a one-month tenor, plus 1.00%, or (d) 0.00%.
A commitment fee is payable on the average daily unused amount of the 2023 Revolving Credit Facility, which ranges from 0.125% to 0.25%, depending on the Company’s Leverage Ratio. The fee was 0.125% of the unused amount as of December 31, 2023. Fees for letters of credit issued under the 2023 Revolving Credit Facility range from 0.85% to 1.875% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed depending on the Company’s Leverage Ratio.
We capitalized an additional $3.4 million of debt issuance costs associated with the 2023 Credit Agreement. Debt issuance costs are amortized over the life of the agreement as part of interest expense.
Obligations under the 2023 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2023 Credit Agreement contains customary covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of December 31, 2023.
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
Recurring Fair Value Measurements
The following tables summarize the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2023 and 2022 (in thousands):

	Assets at Fair Value as of December 31, 2023
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$789,750	$—	$—	$789,750
Deferred compensation plan assets (2)	47,315	—	—	47,315
Total	$837,065	$—	$—	$837,065
_________________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At December 31, 2023, we had $497.3 million in money market funds. From time to time, we have cash balances in certain of our domestic bank accounts that exceed federally insured limits.
(2)Deferred compensation plan assets are classified as “Other assets” in the Consolidated Balance Sheets.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 - FAIR VALUE MEASUREMENTS (Continued)

	Assets at Fair Value as of December 31, 2022
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$456,439	$—	$—	$456,439
Deferred compensation plan assets (2)	36,882	—	—	36,882
Restricted cash (3)	629	—	—	629
Total	$493,950	$—	$—	$493,950
_________________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At December 31, 2022, we had $209.4 million in money market funds. From time to time, we have cash balances in certain of our domestic bank accounts that exceed federally insured limits.
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
Fair Value of Financial Instruments
We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. Although there were no outstanding borrowings under our 2023 Credit Agreement as of December 31, 2023, the carrying value of any debt associated with this agreement would approximate its fair value due to the variable rate on such debt.
NOTE 11 - INCOME TAXES
For the years ended December 31, 2023, 2022, and 2021, our income tax provision was calculated based on income before income taxes as follows (in thousands):

	2023	2022	2021
United States	$844,002	$523,273	$497,421
Foreign	28,851	35,477	31,882
	$872,853	$558,750	$529,303
Foreign income for each of the years ended December 31, 2023, 2022, and 2021 was predominantly earned in the United Kingdom.
The income tax provision for the years ended December 31, 2023, 2022, and 2021 consisted of the following (in thousands):

	2023	2022	2021
Current provision:
Federal	$187,463	$100,707	$95,782
State and local	62,316	36,547	35,883
Foreign	6,396	4,891	4,420
	256,175	142,145	136,085
Deferred (benefit) provision	(16,651)	10,483	9,517
	$239,524	$152,628	$145,602

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 - INCOME TAXES (Continued)
For the year ended December 31, 2023, our income tax provision was $239.5 million compared to $152.6 million for the year ended December 31, 2022 and $145.6 million for the year ended December 31, 2021. The increase in the income tax provision year-over-year was primarily due to increased income before income taxes.
The income tax rates on income before income taxes for the years ended December 31, 2023, 2022, and 2021, were 27.5%, 27.3%, and 27.5%, respectively.
Items accounting for the differences between income taxes computed at the federal statutory rate and the income tax provision for the years ended December 31, 2023, 2022, and 2021 were as follows (in thousands):

	2023	2022	2021
Federal income taxes at the statutory rate	$183,230	$117,338	$111,118
State and local income taxes, net of federal tax benefits	46,752	29,519	31,257
Permanent differences	9,513	5,261	5,316
Foreign income taxes (including UK statutory rate changes)	640	(155)	(2,241)
Other	(611)	665	152
	$239,524	$152,628	$145,602
As of December 31, 2023, we had undistributed foreign earnings from certain foreign subsidiaries of approximately $167.3 million. Based on our evaluation, and given that a significant portion of such earnings were subject to tax in prior periods, or are indefinitely reinvested, we have concluded that any taxes associated with the repatriation of such foreign earnings would be immaterial. As of December 31, 2023, the amount of cash held by these foreign subsidiaries was approximately $135.0 million which, if repatriated, should not result in any material federal or state income taxes.
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. Our income tax returns are subject to audit by various taxing authorities and are currently under examination for the years 2017 through 2021.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law. For tax years beginning after December 31, 2022, the Inflation Reduction Act creates a 15% corporate alternative minimum tax on profits of corporations whose average annual adjusted financial statement income exceeds $1.0 billion for any consecutive three-tax-year period preceding the then current tax year. Based on our average annual income for the preceding three years, which was below the aforementioned $1.0 billion threshold, as well as the fact that our effective federal income tax rate is in excess of the 15% alternative minimum tax rate, this alternative minimum tax did not have an impact on our financial position and/or results of operations for the year ended December 31, 2023.
Legislation has been enacted in the United Kingdom to implement measures in concert with the Base Erosion and Profit Shifting Pillar Two framework for international taxation developed by the member countries of the Organization for Economic Co-operation and Development (the “Pillar Two Model Rules”). The Pillar Two Model Rules are intended to ensure that multinational enterprises pay a minimum 15% effective tax rate in every jurisdiction in which they operate. Given that our effective income tax rate in all jurisdictions in which we operate is in excess of such 15% minimum rate, we do not anticipate that these rules will have a material effect on our tax provision or effective income tax rate; however, we continue to monitor evolving tax legislation in the jurisdictions in which we operate.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 - INCOME TAXES (Continued)
Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of assets and liabilities. The deferred income tax assets and deferred income tax liabilities recorded as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred income tax assets:
Excess of amounts expensed for financial statement purposes over amounts deducted for income tax purposes:
Insurance liabilities	$59,667	$57,278
Operating lease liabilities	92,410	78,391
Deferred compensation	54,313	40,682
Other (including liabilities and reserves)	40,110	35,584
Total deferred income tax assets	246,500	211,935
Valuation allowance for deferred tax assets	(4,385)	(3,580)
Net deferred income tax assets	242,115	208,355

Deferred income tax liabilities:
Costs capitalized for financial statement purposes and deducted for income tax purposes:
Goodwill and identifiable intangible assets	(165,073)	(153,767)
Operating lease right-of-use assets	(85,883)	(73,134)
Depreciation of property, plant, and equipment	(30,075)	(28,435)
Pension asset	(4,660)	(4,082)
Other	(13,063)	(10,500)
Total deferred income tax liabilities	(298,754)	(269,918)

Net deferred income tax liabilities	$(56,639)	$(61,563)
Our net deferred income tax liabilities of $56.6 million and $61.6 million as of December 31, 2023 and 2022, respectively, were included in “Other long-term obligations” in the accompanying Consolidated Balance Sheet.
Valuation allowances are established when necessary to reduce deferred income tax assets when it is more likely than not that a tax benefit will not be realized. As of December 31, 2023 and 2022, the total valuation allowance on deferred income tax assets, related to state and local net operating losses, foreign net operating losses, and foreign income tax credit carryovers, was approximately $4.4 million and $3.6 million, respectively. The increase in our valuation allowances at December 31, 2023 was a result of the recognition of additional deferred tax assets related to net operating loss carryovers and foreign income tax credit carryovers that we determined we would likely not be able to utilize.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 - COMMON STOCK
As of December 31, 2023 and 2022, there were 47,047,265 and 47,666,725 shares of our common stock outstanding, respectively.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.18 per share. Subsequent to December 31, 2023, our Board of Directors announced its intention to increase the regular quarterly dividend to $0.25 per share commencing with the dividend to be paid in April 2024.
In September 2011, the Board authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $2.15 billion of our outstanding common stock. During the year ended December 31, 2023, we repurchased approximately 0.8 million shares of our common stock for approximately $128.7 million. Since the inception of the repurchase program through December 31, 2023, we have repurchased approximately 25.8 million shares of our common stock for approximately $1.89 billion. As of December 31, 2023, there remained authorization for us to repurchase approximately $261.1 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2023 Credit Agreement placing limitations on such repurchases.
The Inflation Reduction Act, which was enacted into law on August 16, 2022, imposes a nondeductible excise tax of 1% on the fair value of net stock repurchases in excess of share issuances made by publicly traded U.S. corporations, effective for repurchases after December 31, 2022. The applicable excise tax for the year ended December 31, 2023 was approximately $1.0 million and has been included as a component of treasury stock as it represents a direct cost associated with the repurchase of our common stock.
NOTE 13 - SHARE-BASED COMPENSATION PLANS
We have an incentive plan under which stock awards, stock units, and other share-based compensation may be granted to officers, non-employee directors, and key employees of the Company. Under the terms of this plan, 3,250,000 shares were authorized, and 692,720 shares remain available for grant or issuance as of December 31, 2023. Any issuances under this plan are valued at the fair market value of our common stock on the grant date. Forfeitures are recognized as they occur.
The following table summarizes activity regarding restricted stock units since December 31, 2020:

	Shares	Weighted Average Price
Balance, December 31, 2020	397,918	$73.16
Granted	129,859	$96.32
Forfeited	(2,242)	$78.86
Vested	(121,067)	$77.86
Balance, December 31, 2021	404,468	$79.16
Granted	107,621	$123.52
Forfeited	(4,665)	$105.88
Vested	(189,830)	$67.40
Balance, December 31, 2022	317,594	$100.83
Granted	103,024	$156.06
Forfeited	(3,018)	$118.59
Vested	(122,751)	$90.38
Balance, December 31, 2023	294,849	$124.30
An aggregate of 34,196 restricted stock units granted to current non-employee directors vested as of December 31, 2023, but, at the election of such directors, issuance has been deferred for up to 10 years from the date of vest. In addition, an aggregate of 6,086 restricted stock units granted to former employees vested as of December 31, 2023 but, in accordance with plan documents, were issued in January 2024.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 - SHARE-BASED COMPENSATION PLANS (Continued)
We recognized approximately $13.7 million, $12.1 million, and $11.1 million of compensation expense for stock units awarded to non-employee directors and employees pursuant to our incentive plan for the years ended December 31, 2023, 2022, and 2021, respectively. We have approximately $11.4 million of compensation expense, net of income taxes, which will be recognized over the remaining vesting periods of up to 3 years.
The income tax benefit derived in 2023, 2022, and 2021 as a result of share-based compensation was approximately $3.3 million, $3.9 million, and $2.6 million, respectively, of which approximately $1.7 million, $1.7 million, and $0.8 million, respectively, represented excess tax benefits.
Through December 31, 2023, we sponsored an employee stock purchase plan, which generally allowed our corporate employees and non-union employees of our United States subsidiaries to purchase up to an aggregate of 3,000,000 of our shares. This plan was terminated subsequent to December 31, 2023.
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
United Kingdom Retirement Plan
Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the UK Plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under such plan.
The change in benefit obligations and assets of the UK Plan for the years ended December 31, 2023 and 2022 consisted of the following components (in thousands):

	2023	2022
Change in pension benefit obligation
Benefit obligation at beginning of year	$193,956	$349,147
Interest cost	9,722	5,693
Actuarial loss (gain)	651	(116,372)
Benefits paid	(10,411)	(11,095)
Foreign currency exchange rate changes	10,179	(33,417)
Benefit obligation at end of year	204,097	193,956
Change in pension plan assets
Fair value of plan assets at beginning of year	210,284	356,532
Actual return (loss) on plan assets	10,563	(105,544)
Employer contributions	1,564	4,875
Benefits paid	(10,411)	(11,095)
Foreign currency exchange rate changes	11,077	(34,484)
Fair value of plan assets at end of year	223,077	210,284
Funded status at end of year	$18,980	$16,328
The funded status of the UK Plan of $19.0 million and $16.3 million as of December 31, 2023 and 2022, respectively, is included in “Other assets” in the accompanying Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ending December 31, 2024.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS (Continued)
The assumptions used to determine benefit obligations of the UK Plan as of December 31, 2023 and 2022 were as follows:

	2023	2022
Discount rate	4.8%	5.0%
The components of net periodic pension cost (income) of the UK Plan for the years ended December 31, 2023, 2022, and 2021 were as follows (in thousands):

	2023	2022	2021
Interest cost	$9,722	$5,693	$5,326
Expected return on plan assets	(11,417)	(12,088)	(12,726)
Amortization of unrecognized loss	2,611	2,073	3,642
Net periodic pension cost (income)	$916	$(4,322)	$(3,758)
The assumptions used to determine net periodic pension cost of the UK Plan for the years ended December 31, 2023, 2022, and 2021 were as follows:

	2023	2022	2021
Discount rate	5.0%	1.8%	1.4%
Annual rate of return on plan assets	5.7%	3.9%	3.9%
The annual rate of return on plan assets has been determined by modeling possible returns using the actuary’s portfolio return calculator and the fair value of plan assets. This approach models the long term expected returns of the various asset classes held in the portfolio and takes into account the additional benefits of holding a diversified portfolio. For measurement purposes of the liability, the annual rate of inflation of covered pension benefits assumed for both 2023 and 2022 was 2.8%.
Amounts pertaining to the UK Plan not yet reflected in net periodic pension cost and included in accumulated other comprehensive loss were as follows (in thousands):

	December 31, 2023	December 31, 2022
Unrecognized actuarial losses	$82,344	$79,313
Actuarial gains and losses are amortized using a corridor approach whereby cumulative gains and losses in excess of the greater of 10% of the pension benefit obligation or the fair value of plan assets are amortized over the average life expectancy of plan participants. The amortization period for 2023 was 23 years.
The reclassification adjustment, net of income taxes, for the UK Plan from accumulated other comprehensive loss into net periodic pension cost was approximately $2.0 million for the year ended December 31, 2023, approximately $1.6 million for the year ended December 31, 2022, and approximately $2.9 million for the year ended December 31, 2021. The estimated unrecognized loss for the UK Plan that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next year is approximately $2.0 million, net of income taxes.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS (Continued)
Plan Assets
The investment policies and strategies for the assets of the UK Plan are established by its trustees (who are independent of the Company) to achieve a reasonable balance between risk, likely return, and administration expense, as well as to maintain investment balances at a level to meet minimum funding requirements. In order to ensure that an appropriate investment strategy is in place, an analysis of the UK Plan’s assets and liabilities is completed periodically. Target allocation percentages vary over time depending on the perceived risk and return potential of various asset classes and market conditions. The weighted average asset allocations and weighted average target allocations at December 31, 2023 and 2022 were as follows:

Asset Category	Target Asset Allocation 2023	Actual December 31, 2023	Target Asset Allocation 2022	Actual December 31, 2022
Debt	90.0%	87.1%	75.0%	80.7%
Cash and cash equivalents	—%	3.9%	15.0%	9.4%
Real estate	10.0%	9.0%	10.0%	9.9%
Total	100.0%	100.0%	100.0%	100.0%
Plan assets of our UK Plan are invested through third-party fund managers in various investments with underlying holdings which, as of December 31, 2023 and 2022, consisted of: (a) cash and cash equivalents, primarily held as collateral for other financial instruments, (b) debt securities, which include: (i) United Kingdom government debt, (ii) United States, United Kingdom, other European, and emerging market corporate debt, and (iii) real estate debt, and (c) real estate assets, which represent trusts which invest directly or indirectly in various properties throughout the United Kingdom.
The following tables set forth the fair value of assets of the UK Plan as of December 31, 2023 and 2022 (in thousands):

	Assets at Fair Value as of December 31, 2023
Asset Category	Level 1	Level 2	Level 3	Total
Corporate debt funds	$—	$44,504	$—	$44,504
Government bond funds	—	63,934	—	63,934
Cash and cash equivalents	8,797	—	—	8,797
Total plan assets in fair value hierarchy	$8,797	$108,438	$—	117,235
Plan assets measured using NAV as a practical expedient: (1)
Debt funds				85,786
Real estate funds				20,056
Total plan assets at fair value				$223,077

	Assets at Fair Value as of December 31, 2022
Asset Category	Level 1	Level 2	Level 3	Total
Corporate debt funds	$—	$23,998	$—	$23,998
Government bond funds	—	45,619	—	45,619
Cash and cash equivalents	19,829	—	—	19,829
Total plan assets in fair value hierarchy	$19,829	$69,617	$—	89,446
Plan assets measured using NAV as a practical expedient: (1)
Debt funds				99,990
Real estate funds				20,848
Total plan assets at fair value				$210,284
_________________
(1)Certain investments measured using net asset value (“NAV”) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets. NAV is determined by the respective fund manager based on the fair value of the underlying assets held by the fund, less its liabilities, divided by the number of units outstanding.

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
Investments valued using NAV as a practical expedient are excluded from the fair value hierarchy. These investments include: (a) funds which invest predominantly in senior secured debt instruments, targeting diversity across regions and sectors, as well as funds which invest in diversified credit vehicles that seek higher returns than traditional fixed income investments, primarily through U.S. corporate debt, global credit, and other structured debt instruments, and (b) funds which aim to provide long-term income through investment in UK property assets. These investments are redeemable at NAV, which is generally determined on a quarterly basis, and have redemption notice periods of up to 180 days. In addition, certain of these investments are subject to a lockup period of up to 24 months.
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
Contributions
Our United Kingdom subsidiary expects to contribute approximately $0.6 million to the UK Plan in 2024.
Estimated Future Benefit Payments
The following estimated benefit payments are expected to be made from the UK Plan in the following years (in thousands):

Pension Benefit Payments
2024	$10,736
2025	$11,185
2026	$11,689
2027	$12,079
2028	$12,598
Succeeding five years	$67,955
Other Retirement Plans
We also sponsor three domestic retirement plans in which participation by new individuals is frozen. The aggregate benefit obligation associated with these plans as of December 31, 2023 and 2022 was approximately $6.3 million and $6.7 million, respectively. The estimated fair value of the plan assets as of December 31, 2023 and 2022 was approximately $5.1 million and $4.9 million, respectively. The plan assets are predominantly invested in cash, equity securities, and equity and bond funds, which have quoted market prices in active markets, and as such are considered Level 1 assets within the fair value hierarchy. The liability balances as of December 31, 2023 and 2022 are classified as “Other long-term obligations” in the accompanying Consolidated Balance Sheets. The measurement date for these plans is December 31 of each year. The major assumptions used in the actuarial valuations to determine benefit obligations included discount rates of 4.75% and 5.20% as of December 31, 2023, and approximately 4.80% as of December 31, 2022. In addition, key assumptions included an expected rate of return of 7.00% in order to determine net periodic pension cost for both 2023 and 2022. The net periodic pension cost associated with the domestic plans, as well as the reclassification adjustment from accumulated other comprehensive loss to net periodic pension cost, were insignificant for all periods presented.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS (Continued)
Defined Contribution Plans
We have defined contribution retirement and savings plans that cover eligible employees in the United States. Contributions to these plans are based on a percentage of the employee’s base compensation. The expenses recognized for employer contributions to these plans were approximately $36.7 million for the year ended December 31, 2023, $35.0 million for the year ended December 31, 2022, and $33.0 million for the year ended December 31, 2021. At our discretion and subject to applicable plan documents, we may make additional supplemental matching contributions to one of our defined contribution retirement and savings plans. The expenses recognized related to additional supplemental matching contributions for the years ended December 31, 2023, 2022, and 2021 were approximately $10.2 million, $9.2 million, and $7.7 million, respectively.
Our United Kingdom subsidiary also has defined contribution retirement plans. The expenses recognized related to employer matching contributions for the years ended December 31, 2023, 2022, and 2021 were approximately $7.4 million, $7.3 million, and $8.3 million, respectively.
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
We could also be obligated to make payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce our number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closure of a subsidiary assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) would equal our proportionate share of the MEPPs’ unfunded vested benefits. We believe that certain of the MEPPs in which we participate may have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the MEPP’s current financial situation, we are unable to determine: (a) the amount and timing of a future withdrawal liability, if any, and (b) whether our participation in these MEPPs could have a material adverse impact on our financial position, results of operations, or liquidity. We did not record any material withdrawal liabilities for the years ended December 31, 2023, 2022, and 2021.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS (Continued)
The following table lists all MEPPs to which our contributions exceeded $2.0 million in 2023. This table also lists all MEPPs to which we contributed in 2023 in excess of $0.5 million for MEPPs in the critical status, “red zone,” and $1.0 million for MEPPs in the endangered status, “orange or yellow zones,” as defined by the PPA (in thousands):

Pension Fund	EIN/Pension Plan Number		PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date or range of expiration dates of CBA(s)
			2023	2022		2023	2022	2021
National Automatic Sprinkler Industry Pension Fund	52-6054620	001	Green	Green	NA	$25,559	$21,583	$20,987	Yes	March 2024 to July 2027
National Electrical Benefit Fund	53-0181657	001	Green	Green	NA	18,128	15,192	12,310	Yes	February 2024 to November 2027
United Association National Pension Fund	52-6152779	001	Green	Green	NA	16,815	15,288	14,723	No	January 2024 to May 2029
Sheet Metal Workers National Pension Fund	52-6112463	001	Green	Green	NA	10,797	9,505	10,307	No	April 2024 to July 2028
Central Pension Fund of the IUOE & Participating Employers	36-6052390	001	Green	Green	NA	8,573	7,651	6,627	No	January 2024 to December 2026
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919	001	Green	Green	NA	8,283	7,844	9,346	Yes	May 2024 to September 2027
Pension, Hospitalization & Benefit Plan of the Electrical Industry-Pension Trust Account	13-6123601	001	Green	Green	NA	7,198	8,122	7,355	No	January 2025 to April 2025
Plumbers Pipefitters & Mechanical Equipment Service Local Union 392 Pension Plan	31-0655223	001	Red	Red	Implemented	7,010	7,674	7,110	Yes	May 2024 to May 2025
Electrical Workers Pension Plan Local 103 IBEW	04-6063734	001	Green	Green	NA	6,537	2,900	—	Yes	August 2028
Northern California Pipe Trades Pension Plan	94-3190386	001	Green	Green	NA	6,317	3,238	2,663	No	June 2024 to July 2024
Edison Pension Plan	93-6061681	001	Green	Green	NA	5,840	5,325	4,229	Yes	December 2024
Sheet Metal Workers Pension Plan of Northern California	51-6115939	001	Red	Red	Implemented	5,738	6,074	7,850	Yes	June 2024 to June 2026
San Diego Electrical Pension Plan	95-6101801	001	Green	Green	NA	5,511	4,258	4,068	Yes	May 2024
Heating, Piping & Refrigeration Pension Fund	52-1058013	001	Green	Green	NA	5,315	4,625	5,591	Yes	July 2024 to July 2025
Pipefitters Union Local 537 Pension Fund	51-6030859	001	Green	Green	NA	5,179	5,039	5,922	Yes	August 2025
Southern California Pipe Trades Retirement Fund	51-6108443	001	Green	Green	NA	4,657	4,650	6,272	Yes	August 2024 to August 2026
Electrical Contractors Association of the City of Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Pension Plan 2	51-6030753	002	Green	Green	NA	4,432	3,516	4,225	No	June 2024 to December 2024
IBEW Local 701 Pension Fund	36-6455509	001	Green	Green	NA	3,989	2,625	1,276	No	May 2024 to September 2024
Eighth District Electrical Pension Fund	84-6100393	001	Green	Green	NA	3,844	3,339	3,298	Yes	February 2024 to February 2027
Southern California IBEW-NECA Pension Trust Fund	95-6392774	001	Yellow	Yellow	Implemented	3,801	4,287	4,876	No	May 2024 to November 2026
IBEW Local No. 82 Pension Plan	31-6127268	001	Green	Green	NA	3,701	2,549	956	Yes	December 2026
Sheet Metal Workers Pension Plan of Southern California, Arizona & Nevada	95-6052257	001	Green	Green	NA	3,399	2,921	3,322	No	June 2024 to July 2028
Kern County Electrical Workers Pension Fund	95-6123049	001	Green	Green	NA	3,299	1,542	1,167	Yes	November 2027

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS (Continued)
Pension Fund	EIN/Pension Plan Number		PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date or range of expiration dates of CBA(s)
			2023	2022		2023	2022	2021
U.A. Local 393 Pension Trust Fund Defined Benefit	94-6359772	002	Green	Green	NA	3,263	3,517	3,507	Yes	June 2024 to July 2024
Arizona Pipe Trades Pension Trust Fund	86-6025734	001	Green	Green	NA	3,048	2,940	2,020	Yes	June 2024
Joint Pension Fund of Local Union No. 102	22-1615726	001	Green	Green	NA	2,868	1,762	1,531	Yes	June 2024
Plumbers & Steamfitters Local 486 Pension Fund	52-6124449	001	Green	Green	NA	2,828	1,599	1,351	Yes	December 2025
Plumbers & Pipefitters Local No. 189 Pension Fund	31-0894807	001	Green	Green	NA	2,557	1,272	596	Yes	May 2024 to June 2025
Local No. 697 IBEW and Electrical Industry Pension Fund	51-6133048	001	Green	Green	NA	2,528	2,287	1,753	Yes	May 2024
U.A. Plumbers Local 24 Pension Fund	22-6042823	001	Green	Green	NA	2,295	1,819	2,270	Yes	April 2025
NECA-IBEW Pension Trust Fund	51-6029903	001	Green	Green	NA	2,228	3,034	2,491	No	May 2024 to December 2024
IBEW 332 Pension Fund - Part A	94-2688032	004	Green	Green	NA	2,062	4,177	2,339	Yes	May 2024 to June 2024
Plumbers & Pipefitters Local 162 Pension Fund	31-6125999	001	Yellow	Yellow	Implemented	1,243	1,132	1,034	Yes	May 2024 to May 2026
Steamfitters Local Union No. 420 Pension Plan	23-2004424	001	Red	Red	Implemented	1,227	1,018	677	No	April 2026 to May 2026
Boilermaker-Blacksmith National Pension Trust	48-6168020	001	Red	Green	Implemented	1,140	6,434	3,479	Yes	April 2025 to September 2026
Plumbing & Pipe Fitting Local 219 Pension Fund	34-6682376	001	Red	Red	Implemented	919	1,172	1,167	Yes	May 2026
Carpenters Pension Trust Fund for Northern California	94-6050970	001	Red	Red	Implemented	610	532	568	No	June 2027
Other Multiemployer Pension Plans						56,091	53,723	51,818		Various
Total Contributions						$258,829	$236,165	$221,081
 _________________
(1)    The zone status represents the most recent available information for the respective MEPP, which may be from 2022 or earlier for the 2023 year and from 2021 or earlier for the 2022 year. In general, plans with a “green” zone status have a funding ratio of at least 80%, plans with an “orange” or “yellow” zone status have a funding ratio of between 65% and less than 80%, and plans with a “red” zone status are less than 65% funded or are projected to have a funding deficiency in any of the next ten years.
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
The nature and diversity of our operations may result in volatility in the amount of our contributions to a particular MEPP for any given period. That is because, in any given market, a change in the mix, volume of, or size of our projects could result in a change in our direct labor force and a corresponding change in our contributions to the MEPP(s) dictated by the applicable CBA. Additionally, the amount of contributions to a particular MEPP could also be affected by the terms of the CBA, which could require at a particular time, an increase in the contribution rate and/or surcharges. Acquisitions made by us since 2021 have resulted in incremental contributions to various MEPPs of approximately $8.0 million.
Additionally, we contribute to certain multiemployer plans that provide post retirement benefits such as health and welfare benefits and/or defined contribution/annuity plans, among others. Our contributions to these plans were approximately $243.5 million, $213.7 million, and $178.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. Acquisitions made by use since 2021 have resulted in incremental contributions to such other post retirement benefit plans of approximately $14.4 million. The amount of contributions to these plans is also subject, for the most part, to the factors discussed above in conjunction with the MEPPs.

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
Surety Bonds
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of December 31, 2023, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $2.2 billion, which represents approximately 25% of our total remaining performance obligations. Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds may be issued as collateral for certain insurance obligations. As of December 31, 2023, we satisfied approximately $48.1 million of the collateral requirements of our insurance programs by utilizing surety bonds. We are not aware of any losses in connection with surety bonds that have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.
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
Collective Bargaining Agreements
At December 31, 2023, we employed approximately 38,300 people, approximately 60% of whom are represented by various unions pursuant to nearly 450 collective bargaining agreements between our individual subsidiaries or trade associations and local unions, as well as two collective bargaining agreements that are national or regional in scope. We believe that our relations with our labor unions are generally positive.
Government Contracts
When we perform work as a federal government contractor/subcontractor or when we perform work on a project that has received federal government funding, we are subject to U.S. government audits and investigations relating to our operations, which such audits may result in fines, penalties and compensatory and treble damages, and possible suspension or debarment from doing business with the government. Based on currently available information, we believe the outcome of ongoing government disputes and investigations will not have a material impact on our financial position, results of operations, or liquidity.
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
Lease Position
The following table presents our lease-related assets and liabilities as of December 31, 2023 and 2022 (in thousands):

	Classification on the Consolidated Balance Sheet	December 31, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$310,498	$268,063
Finance lease assets	Property, plant, and equipment, net	4,932	6,117
Total lease assets		$315,430	$274,180

Liabilities
Current
Operating	Operating lease liabilities, current	$75,236	$67,218
Finance	Current maturities of long-term debt and finance lease liabilities	2,465	2,652
Noncurrent
Operating	Operating lease liabilities, long-term	259,430	220,764
Finance	Long-term debt and finance lease liabilities	2,838	3,807
Total lease liabilities		$339,969	$294,441

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - LEASES (Continued)
Lease Costs
The following table presents information related to our lease expense for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Finance lease expense:
Amortization expense	$2,816	$3,550	$4,255
Interest expense	175	178	255
Operating lease expense	93,158	77,143	70,928
Short-term lease expense (1)	224,047	185,061	150,500
Variable lease expense	9,482	6,782	5,421
Total lease expense	$329,678	$272,714	$231,359
_________________
(1)Short-term lease expense includes both leases and rentals with initial terms of one year or less and predominantly represents equipment used on construction projects.
Sublease rental income was approximately $6.7 million, $3.8 million, and $0.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Lease Term and Discount Rate
The following table presents certain information related to the lease terms and discount rates for our leases as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	5.7 years	5.9 years
Finance leases	2.9 years	2.9 years
Weighted-average discount rate:
Operating leases	4.11%	3.45%
Finance leases	3.57%	2.85%
Other Information
The following table presents supplemental cash flow information related to our leases for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$90,412	$74,927	$69,797
Operating cash flows used for finance leases	$175	$178	$255
Financing cash flows used for finance leases	$2,776	$3,551	$4,189
Right-of-use assets obtained in exchange for new operating lease liabilities	$125,417	$75,027	$80,661
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,427	$2,209	$2,301

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - LEASES (Continued)
Maturity of Lease Liabilities
The following table reconciles our future minimum lease payments on an undiscounted cash flow basis to our lease liabilities reported in the Consolidated Balance Sheet as of December 31, 2023 (in thousands):

	Operating Leases	Finance Leases
2024	$87,058	$2,605
2025	69,127	1,533
2026	60,558	782
2027	47,961	389
2028	36,858	222
Thereafter	74,510	64
Total minimum lease payments	376,072	5,595
Less: Amount of lease payments representing interest	(41,406)	(292)
Present value of future minimum lease payments	$334,666	$5,303

Current portion of lease liabilities	$75,236	$2,465
Noncurrent portion of lease liabilities	259,430	2,838
Present value of future minimum lease payments	$334,666	$5,303
NOTE 17 - ADDITIONAL CASH FLOW INFORMATION
The following table presents information about cash paid for interest and income taxes for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Cash paid during the year for:
Interest	$16,246	$11,653	$5,259
Income taxes	$230,496	$168,732	$130,811
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 - SEGMENT INFORMATION (Continued)
The following tables present financial information for each of our reportable segments for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Revenues from unrelated entities:
United States electrical construction and facilities services	$2,783,723	$2,433,114	$2,029,893
United States mechanical construction and facilities services	5,074,803	4,292,208	3,922,200
United States building services	3,120,134	2,754,953	2,455,129
United States industrial services	1,167,790	1,118,767	986,407
Total United States operations	12,146,450	10,599,042	9,393,629
United Kingdom building services	436,423	477,078	509,951
Total operations	$12,582,873	$11,076,120	$9,903,580

	2023	2022	2021
Total revenues:
United States electrical construction and facilities services	$2,786,895	$2,438,916	$2,033,863
United States mechanical construction and facilities services	5,134,686	4,338,584	3,935,737
United States building services	3,228,056	2,856,115	2,553,566
United States industrial services	1,179,321	1,175,469	1,021,217
Less intersegment revenues	(182,508)	(210,042)	(150,754)
Total United States operations	12,146,450	10,599,042	9,393,629
United Kingdom building services	436,423	477,078	509,951
Total operations	$12,582,873	$11,076,120	$9,903,580

	2023	2022	2021
Operating income (loss):
United States electrical construction and facilities services	$230,640	$148,728	$169,355
United States mechanical construction and facilities services	530,644	330,325	312,809
United States building services	182,995	146,639	124,335
United States industrial services	35,375	19,787	(1,666)
Total United States operations	979,654	645,479	604,833
United Kingdom building services	25,681	29,838	27,998
Corporate administration	(127,229)	(110,440)	(102,031)
Impairment loss on long-lived assets	(2,350)	—	—
Total operations	875,756	564,877	530,800
Other items:
Net periodic pension (cost) income	(1,119)	4,311	3,625
Interest expense	(17,199)	(13,199)	(6,071)
Interest income	15,415	2,761	949
Income before income taxes	$872,853	$558,750	$529,303

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 - SEGMENT INFORMATION (Continued)

	2023	2022	2021
Capital expenditures:
United States electrical construction and facilities services	$6,929	$11,228	$4,985
United States mechanical construction and facilities services	37,543	11,930	10,108
United States building services	19,843	13,303	11,539
United States industrial services	10,433	9,905	6,159
Total United States operations	74,748	46,366	32,791
United Kingdom building services	1,984	2,816	3,015
Corporate administration	1,672	107	386
Total operations	$78,404	$49,289	$36,192

	2023	2022	2021
Depreciation and amortization of property, plant, and equipment:
United States electrical construction and facilities services	$8,402	$7,543	$7,229
United States mechanical construction and facilities services	12,503	11,492	11,354
United States building services	15,672	12,964	12,090
United States industrial services	11,146	10,888	11,723
Total United States operations	47,723	42,887	42,396
United Kingdom building services	3,116	2,752	3,938
Corporate administration	983	1,657	2,013
Total operations	$51,822	$47,296	$48,347

	December 31, 2023	December 31, 2022	December 31, 2021
Contract assets:
United States electrical construction and facilities services	$73,464	$75,603	$48,382
United States mechanical construction and facilities services	97,252	99,632	89,102
United States building services	61,867	56,694	42,818
United States industrial services	17,129	10,727	18,992
Total United States operations	249,712	242,656	199,294
United Kingdom building services	20,173	30,520	30,849
Total operations	$269,885	$273,176	$230,143

	December 31, 2023	December 31, 2022	December 31, 2021
Contract liabilities:
United States electrical construction and facilities services	$399,550	$271,161	$200,966
United States mechanical construction and facilities services	925,481	594,453	386,518
United States building services	223,202	184,821	150,333
United States industrial services	17,366	17,746	16,481
Total United States operations	1,565,599	1,068,181	754,298
United Kingdom building services	29,510	30,082	33,836
Total operations	$1,595,109	$1,098,263	$788,134

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 - SEGMENT INFORMATION (Continued)

	December 31, 2023	December 31, 2022	December 31, 2021
Long-lived assets:
United States electrical construction and facilities services	$290,896	$302,448	$237,766
United States mechanical construction and facilities services	526,567	517,649	514,065
United States building services	574,917	497,892	500,368
United States industrial services	318,077	341,646	365,563
Total United States operations	1,710,457	1,659,635	1,617,762
United Kingdom building services	9,761	10,320	11,402
Corporate administration	1,741	990	2,535
Total operations	$1,721,959	$1,670,945	$1,631,699

	December 31, 2023	December 31, 2022	December 31, 2021
Total assets:
United States electrical construction and facilities services	$1,243,707	$1,078,405	$855,417
United States mechanical construction and facilities services	2,242,833	1,835,001	1,664,822
United States building services	1,382,664	1,206,518	1,097,568
United States industrial services	571,658	552,545	589,017
Total United States operations	5,440,862	4,672,469	4,206,824
United Kingdom building services	277,066	255,547	241,740
Corporate administration	891,793	596,591	992,882
Total operations	$6,609,721	$5,524,607	$5,441,446

NOTE 19 - SUBSEQUENT EVENTS
Subsequent to December 31, 2023, we entered into definitive agreements to acquire three companies for upfront consideration of approximately $137.0 million. These transactions are expected to close in the second quarter of 2024, subject to customary closing conditions. These acquisitions are comprised of: (a) two companies that will be included within our United States mechanical construction and facilities services segment including: (i) a leading plumbing services provider in the Southeast region of the United States and (ii) a full service provider of mechanical construction and maintenance services in Central Texas, and (b) a company which provides building automation and controls solutions in the Northeast region of the United States, that will be included in our United States building services segment.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of EMCOR Group, Inc. and subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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

Revenue Recognition from Construction Contracts
Description of the Matter
As described in Note 3 to the consolidated financial statements, the Company generally recognizes revenue from construction contracts over time using a cost-to-cost input method in which the extent of progress is measured based on the ratio of costs incurred to date to the total estimated costs at completion. In addition, the revenue recognition process requires the Company to determine the transaction price that represents the amount of consideration to which the Company expects to be entitled. A significant portion of the Company’s revenues for the year ended December 31, 2023 were derived from construction contracts.
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

Valuation of Goodwill
Description of the Matter
At December 31, 2023, the Company’s goodwill was approximately $956.5 million. As discussed in Note 8 to the consolidated financial statements, goodwill is tested for impairment at least annually.
Auditing management’s annual impairment tests was especially complex and subjective due to the significant estimation required in determining the fair value of the reporting units for goodwill. In particular, the fair value estimates for goodwill were sensitive to significant assumptions inherent in the Company’s discounted estimated future cash flows such as the weighted average cost of capital, revenue growth rates, and operating margins. The fair value estimates for goodwill are affected by expectations about future market or economic conditions relevant to each of the markets in which the Company operates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s impairment review processes for goodwill. For example, we tested management’s review controls over the valuation models and significant assumptions described above, including those developed by the Company's third-party valuation specialists.
To test the estimated fair value of the Company’s reporting units, with the support of a valuation specialist, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions and completeness and accuracy of the underlying data used by the Company in its analyses. For example, we compared the significant assumptions used by management to the historical financial results of the Company’s reporting units and to current industry and economic trends. We assessed the historical accuracy of management’s estimates by comparing past projections to actual performance and performed sensitivity analyses of significant assumptions to evaluate the changes in fair value that would result from changes in the assumptions. In addition, we reviewed the reconciliation of the aggregate fair value of the Company’s reporting units to the market capitalization of the Company.

/s/	Ernst & Young LLP
We have served as the Company’s auditor since 2002.

Stamford, Connecticut
February 28, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of EMCOR Group, Inc. and subsidiaries:
Opinion on Internal Control Over Financial Reporting
We have audited EMCOR Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, EMCOR Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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
February 28, 2024

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Based on an evaluation of our disclosure controls and procedures (as required by Rules 13a-15(b) of the Securities Exchange Act of 1934), our Chairman, President, and Chief Executive Officer, Anthony J. Guzzi, and our Executive Vice President and Chief Financial Officer, Mark A. Pompa, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report.
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
As of December 31, 2023, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has determined that EMCOR’s internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in Item 8 of this Form 10-K, which such report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023.
Changes in Internal Control over Financial Reporting
In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any: (a) contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1 or (b) non 10b5-1 trading arrangement, each as defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 with respect to directors is incorporated herein by reference to the section of our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders entitled “Election of Directors,” which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates (the “Proxy Statement”). The information, if any, required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section of the Proxy Statement entitled “Delinquent Section 16(a) Reports.” The information required by this Item 10 concerning the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated by reference to the section of the Proxy Statement entitled “Meetings and Committees of the Board of Directors” and “Corporate Governance.” The information required by this Item 10 regarding stockholder recommendations for director candidates is incorporated by reference to the section of the Proxy Statement entitled “Recommendations for Director Candidates.” Information regarding our executive officers is contained in Part I of this Form 10-K following Item 4 under the heading “Executive Officers of the Registrant.” We have adopted a Code of Ethics that applies to our Chief Executive Officer and our Senior Financial Officers, which is listed on the Exhibit Index.
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
Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes, as of December 31, 2023, certain information regarding equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by stockholders.

	Equity Compensation Plan Information
	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	335,131	$—	692,720 (1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	335,131	$—	692,720 (1)
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

Financial Statements:

Consolidated Balance Sheets - December 31, 2023 and 2022

Consolidated Statements of Operations - Years Ended December 31, 2023, 2022, and 2021

Consolidated Statements Comprehensive Income - Years Ended December 31, 2023, 2022, and 2021

Consolidated Statements of Cash Flows - Years Ended December 31, 2023, 2022, and 2021

Consolidated Statements of Equity - Years Ended December 31, 2023, 2022, and 2021

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
4(a)
Seventh Amended and Restated Credit Agreement dated as of December 20, 2023 by and among EMCOR and certain subsidiaries and Bank of Montreal, as Agent and the lenders listed on the signature pages thereof
Filed herewith
4(b)	Description of Registrant’s Securities	Exhibit 4(e) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”)
10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to EMCOR's Report on Form 8-K (Date of Report April 25, 2005)
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Continuity Agreement dated as of June 22, 1998 between R. Kevin Matz and EMCOR (“Matz Continuity Agreement”)	Exhibit 10(f) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 ("June 1998 Form 10-Q")
10(g-2)	Amendment dated as of May 4, 1999 to Matz Continuity Agreement	Exhibit 10(m) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 ("June 1999 Form 10-Q")
10(g-3)	Amendment dated as of January 1, 2002 to Matz Continuity Agreement	Exhibit 10(o-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“March 2002 Form 10-Q”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(g-4)	Amendment dated as of March 1, 2007 to Matz Continuity Agreement	Exhibit 10(n-4) to the March 2007 Form 10-Q
10(h-1)	Continuity Agreement dated as of June 22, 1998 between Mark A. Pompa and EMCOR (“Pompa Continuity Agreement”)	Exhibit 10(g) to the June 1998 Form 10-Q
10(h-2)	Amendment dated as of May 4, 1999 to Pompa Continuity Agreement	Exhibit 10(n) to the June 1999 Form 10-Q
10(h-3)	Amendment dated as of January 1, 2002 to Pompa Continuity Agreement	Exhibit 10(p-3) to the March 2002 Form 10-Q
10(h-4)	Amendment dated as of March 1, 2007 to Pompa Continuity Agreement	Exhibit 10(o-4) to the March 2007 Form 10-Q
10(i-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(i-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(i-3)	Amendment to Continuity Agreements and Severance Agreements with Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(Q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)
10(j)	Amendment dated as of March 29, 2010 to Severance Agreement with Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(k-1)	Severance Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio	Exhibit 10(l-1) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 ("September 2016 Form 10-Q")
10(k-2)	Continuity Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio (“Mauricio Continuity Agreement”)	Exhibit 10(l-2) to the September 2016 Form 10-Q
10(k-3)	Amendment dated April 10, 2017 to Mauricio Continuity Agreement	Exhibit 10(l-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10(l-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(l-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(S-2) to 2008 Form 10-K
10(l-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(l-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (“March 2012 Form 10-Q”)
10(l-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10(l-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(T-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(l-7)	Fifth Amendment to LTIP	Exhibit 10(l-7) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(l-8)	Sixth Amendment to LTIP	Exhibit 10(l-8) to 2015 Form 10-K
10(l-9)	Seventh Amendment to LTIP	Exhibit 10(l-9) to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2021
10(l-10)	Eighth Amendment to LTIP	Filed herewith
10(m)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(n)	Amended and Restated 2010 Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report June 11, 2020)
10(o)	EMCOR Group, Inc. Employee Stock Purchase Plan	Exhibit C to EMCOR’s Proxy Statement for its Annual Meeting held June 18, 2008
10(p)	Director Award Program Adopted May 13, 2011, as amended and restated December 14, 2011	Exhibit 10(n)(n) to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2011
10(q)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 31, 2012 Form 10-Q
10(r)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“June 2012 Form 10-Q”)
10(s)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2014
10(t)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(E)(E) to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”)
10(u)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2013
10(v)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(F)(F) to 2012 Form 10-K
14	Code of Ethics of EMCOR for Chief Executive Officer and Senior Financial Officers	Exhibit 14 to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2003
21	List of Significant Subsidiaries	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President, and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Mark A. Pompa, the Executive Vice President and Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President, and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Executive Vice President and Chief Financial Officer	Furnished
95.1	Information concerning mine safety violations or other regulatory matters	Filed herewith
97	Policy Relating to Recovery of Erroneously Awarded Compensation	Filed herewith

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

101
The following materials from EMCOR Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.
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
Date: February 28, 2024

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2024.

/S/ ANTHONY J. GUZZI	Chairman, President, and Chief Executive Officer
Anthony J. Guzzi	(Principal Executive Officer)

/S/ MARK A. POMPA	Executive Vice President and Chief Financial Officer
Mark A. Pompa	(Principal Financial Officer)

/S/ JASON R. NALBANDIAN	Senior Vice President and Chief Accounting Officer
Jason R. Nalbandian	(Principal Accounting Officer)

/S/ JOHN W. ALTMEYER	Director
John W. Altmeyer

/S/ RONALD L. JOHNSON	Director
Ronald L. Johnson

/S/ CAROL P. LOWE	Director
Carol P. Lowe

/S/ M. KEVIN MCEVOY	Director
M. Kevin McEvoy

/S/ WILLIAM P. REID	Director
William P. Reid

/s/ STEVEN B. SCHWARZWAELDER	Director
Steven B. Schwarzwaelder

/S/ ROBIN WALKER-LEE	Director
Robin Walker-Lee

/s/ REBECCA A. WEYENBERG	Director
Rebecca A. Weyenberg

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Costs and Expenses	Deductions (1)	Balance at End of Year
Allowance for credit losses
Year Ended December 31, 2023	$22,382	7,859	(7,739)	$22,502
Year Ended December 31, 2022	$23,534	5,166	(6,318)	$22,382
Year Ended December 31, 2021	$18,031	8,041	(2,538)	$23,534
_________________
(1)     Deductions primarily represent uncollectible balances of accounts receivable written off, net of recoveries.