Form 10-Q
period 2024-03-31
EMCOR Group, Inc.
filed 2024-04-25
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Number of shares of Common Stock outstanding as of the close of business on April 19, 2024: 46,996,241 shares.

[This Page Intentionally Left Blank]

EMCOR Group, Inc.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning. Forward-looking statements in this report include discussions of our future operating or financial performance and other forward-looking commentary regarding aspects of our business, including market share growth, gross profit, remaining performance obligations, project mix, projects with varying profit margins and contractual terms, selling, general and administrative expenses, our ability to maintain a strong safety record, and trends in our business, and other characterizations of future events or circumstances, such as the effects of supply chain disruptions and delays. Each forward-looking statement included in this report is subject to risks and uncertainties, including those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report, and in our Form 10-K for the year ended December 31, 2023, including, without limitation, the “Risk Factors” section of such Form 10-K. Applicable risks and uncertainties include, but are not limited to:
•adverse effects of general economic conditions;
•domestic and international political developments and/or conflicts;
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

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	(Unaudited) March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$840,985	$789,750
Accounts receivable, less allowance for credit losses of $31,364 and $22,502, respectively	3,206,131	3,203,490
Contract assets	267,611	269,885
Inventories	113,751	110,774
Prepaid expenses and other	79,651	73,072
Total current assets	4,508,129	4,446,971
Property, plant, and equipment, net	186,410	179,378
Operating lease right-of-use assets	321,505	310,498
Goodwill	956,549	956,549
Identifiable intangible assets, net	569,781	586,032
Other assets	144,953	130,293
Total assets	$6,687,327	$6,609,721
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$865,059	$935,967
Contract liabilities	1,649,207	1,595,109
Accrued payroll and benefits	477,529	596,936
Other accrued expenses and liabilities	363,677	315,107
Operating lease liabilities, current	76,013	75,236
Total current liabilities	3,431,485	3,518,355
Operating lease liabilities, long-term	269,799	259,430
Other long-term obligations	370,661	361,121
Total liabilities	4,071,945	4,138,906
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 61,162,115 and 61,094,042 shares issued, respectively	612	611
Capital surplus	87,673	91,813
Accumulated other comprehensive loss	(86,436)	(85,704)
Retained earnings	4,003,079	3,814,439
Treasury stock, at cost 14,166,515 and 14,046,777 shares, respectively	(1,390,583)	(1,351,381)
Total EMCOR Group, Inc. stockholders’ equity	2,614,345	2,469,778
Noncontrolling interests	1,037	1,037
Total equity	2,615,382	2,470,815
Total liabilities and equity	$6,687,327	$6,609,721
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended March 31,
	2024	2023
Revenues	$3,432,276	$2,890,432
Cost of sales	2,842,967	2,454,370
Gross profit	589,309	436,062
Selling, general and administrative expenses	329,356	281,152
Operating income	259,953	154,910
Net periodic pension income (cost)	222	(274)
Interest income (expense), net	7,541	(1,832)
Income before income taxes	267,716	152,804
Income tax provision	70,567	41,331
Net income	$197,149	$111,473

Basic earnings per common share	$4.18	$2.33

Diluted earnings per common share	$4.17	$2.32

Dividends declared per common share	$0.18	$0.15
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended March 31,
	2024	2023
Net income	$197,149	$111,473
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,216)	2,257
Post-retirement plans, amortization of actuarial loss included in net income (1)	484	519
Other comprehensive (loss) income	(732)	2,776
Comprehensive income	$196,417	$114,249
_________
(1)Net of tax of $0.2 million for each of the three months ended March 31, 2024 and 2023.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows - operating activities:
Net income	$197,149	$111,473
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,337	12,621
Amortization of identifiable intangible assets	16,251	15,877
Provision for (recovery of) credit losses	9,898	(343)
Non-cash share-based compensation expense	6,527	4,087
Other reconciling items	(2,829)	505
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(108,069)	(228,803)
Net cash provided by (used in) operating activities	132,264	(84,583)
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(100)	(11,834)
Proceeds from sale or disposal of property, plant, and equipment	939	9,583
Purchases of property, plant, and equipment	(20,278)	(23,154)
Net cash used in investing activities	(19,439)	(25,405)
Cash flows - financing activities:
Proceeds from revolving credit facility	—	100,000
Repayments of finance lease liabilities	(773)	(780)
Dividends paid to stockholders	(8,470)	(7,151)
Repurchases of common stock	(39,000)	(16,033)
Taxes paid related to net share settlements of equity awards	(11,648)	(5,242)
Issuances of common stock under employee stock purchase plan	943	2,168
Payments for contingent consideration arrangements	—	(1,456)
Net cash (used in) provided by financing activities	(58,948)	71,506
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,140)	2,239
Increase (decrease) in cash, cash equivalents, and restricted cash	52,737	(36,243)
Cash, cash equivalents, and restricted cash at beginning of year (1)	789,750	457,068
Cash, cash equivalents, and restricted cash at end of period (2)	$842,487	$420,825
_________
(1)Includes $0.6 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2022.
(2)Includes $1.5 million and $0.8 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of March 31, 2024 and 2023, respectively.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended March 31, 2023 and 2024
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2022	$1,974,291	$609	$74,795	$(93,451)	$3,214,281	$(1,222,645)	$702
Net income	111,473	—	—	—	111,473	—	—
Other comprehensive income	2,776	—	—	2,776	—	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(5,242)	—	(5,242)	—	—	—	—
Common stock issued under employee stock purchase plan	2,168	—	2,168	—	—	—	—
Common stock dividends	(7,151)	—	43	—	(7,194)	—	—
Repurchases of common stock	(16,077)	—	—	—	—	(16,077)	—
Share-based compensation expense	4,087	—	4,087	—	—	—	—
Balance, March 31, 2023	$2,066,325	$610	$75,850	$(90,675)	$3,318,560	$(1,238,722)	$702

Balance, December 31, 2023	$2,470,815	$611	$91,813	$(85,704)	$3,814,439	$(1,351,381)	$1,037
Net income	197,149	—	—	—	197,149	—	—
Other comprehensive loss	(732)	—	—	(732)	—	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(11,648)	—	(11,648)	—	—	—	—
Common stock issued under employee stock purchase plan	943	—	943	—	—	—	—
Common stock dividends	(8,470)	—	39	—	(8,509)	—	—
Repurchases of common stock	(39,202)	—	—	—	—	(39,202)	—
Share-based compensation expense	6,527	—	6,527	—	—	—	—
Balance, March 31, 2024	$2,615,382	$612	$87,673	$(86,436)	$4,003,079	$(1,390,583)	$1,037
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
The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.
NOTE 2 - New Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”), which expands the required disclosure for reportable segments. This guidance requires entities to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all segment disclosures which are currently required annually. This ASU additionally requires entities to disclose the title and position of the individual or the name of the group or committee identified as its chief operating decision-maker. Such guidance, which is required to be applied retrospectively, is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, although early adoption is permitted. While the adoption of this ASU will not have an impact on our financial position and/or results of operations, we are currently evaluating the impact to our segment disclosures.
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
Based on an evaluation of individual projects that had revisions to total estimated costs or anticipated contract value, which resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted during the three months ended March 31, 2024 and 2023, as summarized in the following table (in thousands):

	For the three months ended March 31,
	2024	2023
United States electrical construction and facilities services	$5,319	$5,232
United States mechanical construction and facilities services	3,653	1,164
Total impact	$8,972	$6,396

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
During the three months ended March 31, 2024, we recognized revenue of approximately $9.0 million on individual projects that were substantially complete in prior periods but had revisions to total estimated cost or anticipated contract value, which resulted in an increase to profitability in excess of $1.0 million. Of the amounts recorded during the three months ended March 31, 2024, approximately $6.6 million was reported within our United States electrical construction and facilities services segment, predominantly as a result of the settlement of final contract value on two projects, and approximately $2.4 million was reported within our United States mechanical construction and facilities services segment. There were no significant amounts of revenue recognized during the three months ended March 31, 2023 related to performance obligations satisfied in prior periods.
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide construction services relating to electrical and mechanical systems, as well as to provide a number of building services and industrial services to our customers. Our contracts are with many different customers in numerous industries.
The following tables provide further disaggregation of our revenues, by categories we use to evaluate our financial performance within each of our reportable segments, for the three months ended March 31, 2024 and 2023 (in thousands, except for percentages). Refer to Note 14 - Segment Information of the notes to consolidated financial statements for additional information on how we disaggregate our revenues by reportable segment.

	For the three months ended March 31,
	2024	% of Total	2023	% of Total
United States electrical construction and facilities services:
Network and communications market sector	$309,540	40%	$213,751	33%
Commercial market sector	93,448	12%	97,098	15%
Manufacturing and industrial market sector	100,551	13%	85,241	13%
Healthcare market sector	53,380	7%	55,503	9%
High-tech manufacturing market sector	35,243	4%	30,554	5%
Institutional market sector	38,070	5%	37,411	6%
Transportation market sector	43,624	6%	33,902	5%
Water and wastewater market sector	4,207	1%	7,458	1%
Hospitality and entertainment market sector	21,955	3%	20,052	3%
Short duration projects (1)	51,059	7%	47,680	7%
Service work	14,125	2%	16,877	3%
	765,202		645,527
Less intersegment revenues	(491)		(781)
Total segment revenues	$764,711		$644,746
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the three months ended March 31,
	2024	% of Total	2023	% of Total
United States mechanical construction and facilities services:
Network and communications market sector	$131,081	9%	$99,421	9%
Commercial market sector	259,770	18%	255,846	24%
Manufacturing and industrial market sector	187,726	13%	141,635	13%
Healthcare market sector	117,253	8%	112,728	10%
High-tech manufacturing market sector	310,930	22%	116,796	11%
Institutional market sector	98,354	7%	64,048	6%
Transportation market sector	14,012	1%	12,218	1%
Water and wastewater market sector	63,434	5%	68,662	6%
Hospitality and entertainment market sector	12,855	1%	10,077	1%
Short duration projects (1)	105,216	7%	81,417	8%
Service work	128,350	9%	117,188	11%
	1,428,981		1,080,036
Less intersegment revenues	(1,316)		(1,478)
Total segment revenues	$1,427,665		$1,078,558
 ________
(1)Represents those projects which generally are completed within three months or less.

	For the three months ended March 31,
	2024	% of Total	2023	% of Total
United States building services:
Mechanical services	$514,148	66%	$462,534	64%
Commercial site-based services	218,629	28%	209,371	29%
Government site-based services	48,383	6%	53,470	7%
Total segment revenues	$781,160		$725,375

	For the three months ended March 31,
	2024	% of Total	2023	% of Total
United States industrial services:
Field services	$309,801	88%	$285,844	86%
Shop services	44,252	12%	45,039	14%
Total segment revenues	$354,053		$330,883

Total United States operations	$3,327,589		$2,779,562

	For the three months ended March 31,
	2024	% of Total	2023	% of Total
United Kingdom building services:
Service work	$49,844	48%	$51,663	47%
Project work	54,843	52%	59,207	53%
Total segment revenues	$104,687		$110,870

Total operations	$3,432,276		$2,890,432

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
At March 31, 2024 and December 31, 2023, our allowance for credit losses was $31.4 million and $22.5 million, respectively. The increase in our allowance for credit losses during the first three months of 2024 was primarily due to a reserve taken for a specific customer bankruptcy within our United States building services segment. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses.
The change in the allowance for credit losses for the three months ended March 31, 2024 was as follows (in thousands):

Balance at December 31, 2023	$22,502
Provision for credit losses	9,898
Amounts written off against the allowance, net of recoveries	(1,036)
Balance at March 31, 2024	$31,364
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Net contract liabilities in the accompanying Consolidated Balance Sheets consisted of the following amounts as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Contract assets, current	$267,611	$269,885
Contract assets, non-current	—	—
Contract liabilities, current	(1,649,207)	(1,595,109)
Contract liabilities, non-current	(1,776)	(1,812)
Net contract liabilities	$(1,383,372)	$(1,327,036)
The $56.3 million increase in net contract liabilities for the three months ended March 31, 2024 was primarily attributable to an increase in net contract liabilities on our uncompleted construction projects, partially as a result of the timing of invoicing to our customers as we continue to effectively manage our working capital. There was no significant impairment of contract assets recognized during the periods presented.
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations as of March 31, 2024 (in thousands, except for percentages):

	March 31, 2024	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$2,551,430	28%
United States mechanical construction and facilities services	4,997,257	54%
United States building services	1,351,585	15%
United States industrial services	111,935	1%
Total United States operations	9,012,207	98%
United Kingdom building services	163,145	2%
Total operations	$9,175,352	100%
Our remaining performance obligations at March 31, 2024 were $9.18 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.
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
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$2,120,190	$431,240
United States mechanical construction and facilities services	4,296,296	700,961
United States building services	1,217,565	134,020
United States industrial services	111,935	—
Total United States operations	7,745,986	1,266,221
United Kingdom building services	121,604	41,541
Total operations	$7,867,590	$1,307,762
NOTE 4 - Acquisitions of Businesses
Acquisitions are accounted for utilizing the acquisition method of accounting and the prices paid for them are allocated to their respective assets and liabilities based upon the estimated fair value of such assets and liabilities at the dates of their respective acquisition by us.
During the first quarter of 2024, we entered into definitive agreements to acquire four companies for upfront consideration of approximately $175.0 million. Three of these transactions closed subsequent to March 31, 2024, and the fourth is expected to close later in the second quarter of 2024, subject to certain closing conditions. These acquisitions are comprised of: (a) two companies that will be included within our United States mechanical construction and facilities services segment, including: (i) a leading plumbing services provider in the Southeast region of the United States and (ii) a full service provider of mechanical construction and maintenance services in Central Texas, (b) a company, that will be included in our United States building services segment, which provides building automation and controls solutions in the Northeast region of the United States, and (c) an instrumentation and electrical contractor, that will be included in our United States industrial services segment, which provides electrical, automation, digital integration, and fabrication services to various energy sector and process equipment customers.
During calendar year 2023, we acquired eight companies for total consideration of $99.6 million. Such acquisitions include: (a) a national energy efficiency specialty services firm, the results of operations of which have been included in our United States building services segment, and (b) seven companies, the results of operations of which were de minimis, consisting of: (i) three companies that have been included within our United States mechanical construction and facilities services segment, one of which provides mechanical and pipe fabrication services in the Midwestern region of the United States, and two of which add capabilities to our national fire protection services, and (ii) four mechanical services companies in the Western and Midwestern regions of the United States that have been included within our United States building services segment and enhance our presence in geographies where we have existing operations. In connection with these acquisitions, we acquired working capital of $9.1 million and other net liabilities of $6.1 million, including certain deferred tax liabilities, and have preliminarily ascribed $37.4 million to goodwill and $59.2 million to identifiable intangible assets. We expect that $29.6 million of the goodwill and identifiable intangible assets acquired in connection with these 2023 acquisitions will be deductible for tax purposes.
The purchase price allocation for one of the businesses acquired in 2023 is preliminary and subject to change during its measurement period. As we finalize such purchase price allocation, adjustments may be recorded relating to finalization of intangible asset valuations, tax matters, or other items. Although not expected to be significant, such adjustments may result in changes in the valuation of assets and liabilities acquired. The purchase price allocations for the other businesses acquired in 2023 have been finalized during their respective measurement periods with an insignificant impact.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 5 - Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following table summarizes our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share data):

	For the three months ended March 31,
	2024	2023
Numerator:
Net income	$197,149	$111,473
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	47,138,185	47,775,819
Effect of dilutive securities—Share-based awards	178,312	169,996
Shares used to compute diluted earnings per common share	47,316,497	47,945,815

Basic earnings per common share	$4.18	$2.33

Diluted earnings per common share	$4.17	$2.32
The number of share-based awards excluded from the computation of diluted EPS for the three months ended March 31, 2024 because they would be anti-dilutive was 1,095. There were no anti-dilutive share-based awards for the three months ended March 31, 2023.
NOTE 6 - Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Raw materials and construction materials	$98,564	$94,447
Work in process	15,187	16,327
Inventories	$113,751	$110,774
NOTE 7 - Debt
Excluding finance lease liabilities of $5.3 million in each period, we had no outstanding debt as of March 31, 2024 and December 31, 2023. The current portion of our finance lease liabilities of $2.4 million and $2.5 million at March 31, 2024 and December 31, 2023, respectively, were included in “Other accrued expenses and liabilities” and the non-current portion of our finance lease liabilities of $2.9 million and $2.8 million at March 31, 2024 and December 31, 2023, respectively, were included in “Other long-term obligations” in the accompanying Consolidated Balance Sheets.
Credit Agreement
We have a credit agreement dated December 20, 2023 (the “2023 Credit Agreement”), which provides for a $1.3 billion revolving credit facility (the “2023 Revolving Credit Facility”) expiring December 20, 2028. If additional lenders are identified and/or existing lenders are willing to increase their current commitments, we may increase the 2023 Revolving Credit Facility by an amount equal to the greater of: (a) $900 million or (b) the Company’s Adjusted EBITDA (as such term is defined in the 2023 Credit Agreement) for the twelve-month period ending immediately prior to the increase in commitment. We may allocate up to $600.0 million of available capacity under the 2023 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries.
There were no direct borrowings outstanding under the 2023 Revolving Credit Facility as of March 31, 2024 and December 31, 2023. However, outstanding letters of credit reduce the available capacity under this facility, and as of March 31, 2024 and December 31, 2023, we had $89.9 million and $116.7 million of letters of credit outstanding, respectively.

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
A commitment fee is payable on the average daily unused amount of the 2023 Revolving Credit Facility, which ranges from 0.125% to 0.25%, depending on the Company’s Leverage Ratio. The fee was 0.125% of the unused amount as of March 31, 2024 and December 31, 2023. Fees for letters of credit issued under the 2023 Revolving Credit Facility range from 0.85% to 1.875% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed depending on the Company’s Leverage Ratio.
Obligations under the 2023 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2023 Credit Agreement contains customary covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of March 31, 2024 and December 31, 2023.
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
Recurring Fair Value Measurements
The following tables summarize the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	Assets at Fair Value as of March 31, 2024
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$840,985	$—	$—	$840,985
Deferred compensation plan assets (2)	58,432	—	—	58,432
Restricted cash (3)	1,502	—	—	1,502
Total	$900,919	$—	$—	$900,919
_________________________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At March 31, 2024, we had $528.3 million in money market funds. From time to time, we have cash balances in certain of our domestic bank accounts that exceed federally insured limits.
(2)Deferred compensation plan assets are classified as “Other assets” in the Consolidated Balance Sheets.
(3)Restricted cash is classified as “Prepaid expenses and other” in the Consolidated Balance Sheets. Restricted cash represents cash held in account for use on customer contracts.

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
Fair Value of Financial Instruments
We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. Although there were no outstanding borrowings under our 2023 Credit Agreement as of March 31, 2024 and December 31, 2023, the carrying value of any debt associated with this agreement would approximate its fair value due to the variable rate on such debt.
NOTE 9 - Income Taxes
The following table presents our income tax provision and our income tax rate for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	For the three months ended March 31,
	2024	2023
Income tax provision	$70,567	$41,331
Income tax rate	26.4%	27.0%
The difference between the U.S. statutory tax rate of 21% and our effective income tax rate for both the three months ended March 31, 2024 and 2023 was primarily a result of state and local income taxes and other permanent book-to-tax differences.
The increase in our income tax provision for the three months ended March 31, 2024, when compared to the three months ended March 31, 2023, was predominantly due to greater income before income taxes. The decrease in our effective income tax rate for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was attributable to the impact of favorable discrete tax items during the first quarter of 2024.
As of March 31, 2024 and December 31, 2023, we had no unrecognized income tax benefits.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 - Common Stock
As of March 31, 2024 and December 31, 2023, there were 46,995,600 and 47,047,265 shares of our common stock outstanding, respectively.
During the three months ended March 31, 2024 and 2023, we issued 68,073 and 72,076 shares of common stock, respectively. These shares were issued upon either the satisfaction of required conditions under our share-based compensation plans or the purchase of common stock pursuant to our employee stock purchase plan, prior to the discontinuation of such employee stock purchase plan.
We have paid quarterly dividends since October 25, 2011. Commencing with the dividend to be paid on April 30, 2024, our quarterly dividend will increase from $0.18 per share to $0.25 per share.
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $2.15 billion of our outstanding common stock. During the three months ended March 31, 2024, we repurchased approximately 0.1 million shares of our common stock for approximately $39.2 million, inclusive of the applicable excise tax. Since the inception of the repurchase program through March 31, 2024, we have repurchased approximately 25.9 million shares of our common stock for approximately $1.93 billion. As of March 31, 2024, there remained authorization for us to repurchase approximately $221.9 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2023 Credit Agreement placing limitations on such repurchases.
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
We also sponsor three domestic retirement plans in which participation by new individuals is frozen. Amounts related to these domestic retirement plans were de minimis for all periods presented.
Components of Net Periodic Pension Cost
The components of net periodic pension (income) cost of the UK Plan for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	For the three months ended March 31,
	2024	2023
Interest cost	$2,376	$2,376
Expected return on plan assets	(3,232)	(2,791)
Amortization of unrecognized loss	653	639
Net periodic pension (income) cost	$(203)	$224

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
Surety Bonds
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of March 31, 2024, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $2.2 billion, which represents approximately 24% of our total remaining performance obligations.
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds may be issued as collateral for certain insurance obligations. As of March 31, 2024, we satisfied approximately $48.1 million of the collateral requirements of our insurance programs by utilizing surety bonds.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 12 - Commitments and Contingencies (Continued)
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. As of March 31, 2024 and December 31, 2023, the estimated current portion of such undiscounted insurance liabilities, included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets, were $53.4 million and $51.0 million, respectively. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” as of March 31, 2024 and December 31, 2023 were $238.0 million and $229.8 million, respectively. The current portion of anticipated insurance recoveries of $13.3 million and $11.9 million as of March 31, 2024 and December 31, 2023, respectively, were included in “Prepaid expenses and other” and the non-current portion of anticipated insurance recoveries of $52.8 million and $48.8 million as of March 31, 2024 and December 31, 2023, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets.
NOTE 13 - Additional Cash Flow Information
The following table presents additional cash flow information for the three months ended March 31, 2024 and 2023 (in thousands):

	For the three months ended March 31,
	2024	2023
Cash paid for:
Interest	$132	$4,498
Income taxes	$6,542	$5,131
Right-of-use assets obtained in exchange for new operating lease liabilities	$32,408	$25,558
Right-of-use assets obtained in exchange for new finance lease liabilities	$738	$29
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (continued)
The following tables present financial information for each of our reportable segments for the three months ended March 31, 2024 and 2023 (in thousands):

	For the three months ended March 31,
	2024	2023
Revenues from unrelated entities:
United States electrical construction and facilities services	$764,711	$644,746
United States mechanical construction and facilities services	1,427,665	1,078,558
United States building services	781,160	725,375
United States industrial services	354,053	330,883
Total United States operations	3,327,589	2,779,562
United Kingdom building services	104,687	110,870
Total operations	$3,432,276	$2,890,432

Total revenues:
United States electrical construction and facilities services	$766,739	$645,654
United States mechanical construction and facilities services	1,436,828	1,099,484
United States building services	803,873	748,610
United States industrial services	358,175	338,507
Less intersegment revenues	(38,026)	(52,693)
Total United States operations	3,327,589	2,779,562
United Kingdom building services	104,687	110,870
Total operations	$3,432,276	$2,890,432

	For the three months ended March 31,
	2024	2023
Operating income (loss):
United States electrical construction and facilities services	$91,589	$40,516
United States mechanical construction and facilities services	150,720	86,227
United States building services	33,459	37,650
United States industrial services	17,966	15,020
Total United States operations	293,734	179,413
United Kingdom building services	5,377	5,424
Corporate administration	(39,158)	(29,927)
Total operations	259,953	154,910
Other items:
Net periodic pension income (cost)	222	(274)
Interest income (expense), net	7,541	(1,832)
Income before income taxes	$267,716	$152,804

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)

	March 31, 2024	December 31, 2023
Total assets:
United States electrical construction and facilities services	$1,218,422	$1,243,707
United States mechanical construction and facilities services	2,258,381	2,242,833
United States building services	1,372,560	1,382,664
United States industrial services	592,464	571,658
Total United States operations	5,441,827	5,440,862
United Kingdom building services	278,147	277,066
Corporate administration	967,353	891,793
Total operations	$6,687,327	$6,609,721

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
For a more complete description of our operations, refer to Item 1. Business of our Form 10-K for the year ended December 31, 2023.
Overview
The following table presents selected financial data for the three months ended March 31, 2024 and 2023 (in thousands, except percentages and per share data):

	For the three months ended March 31,
	2024	2023
Revenues	$3,432,276	$2,890,432
Revenues increase from prior year	18.7%	11.5%
Gross profit	$589,309	$436,062
Gross profit as a percentage of revenues	17.2%	15.1%
Operating income	$259,953	$154,910
Operating income as a percentage of revenues	7.6%	5.4%
Net income	$197,149	$111,473
Diluted earnings per common share	$4.17	$2.32
Revenues of $3.43 billion for the quarter ended March 31, 2024 set a new first quarter record for the Company and represent an increase of 18.7% from revenues of $2.89 billion for the quarter ended March 31, 2023. Demand for our services continues to be strong across the majority of the market sectors we serve and, as described in further detail below, we experienced revenue growth within all of our reportable segments except for our United Kingdom building services segment. Revenues for the first quarter of 2024 included incremental acquisition contribution of approximately $7.9 million.
Operating income for the quarter ended March 31, 2024 was $260.0 million, or 7.6% of revenues, establishing new first quarter records for the Company with respect to both operating income and operating margin. This compares to operating income of $154.9 million, or 5.4% of revenues, for the quarter ended March 31, 2023. The $105.0 million increase in operating income, and corresponding 220 basis point expansion in operating margin, were predominantly a result of improved operating performance within our United States construction segments, as described in further detail below.
Net income of $197.1 million, or $4.17 per diluted share, for the quarter ended March 31, 2024, compares favorably to net income of $111.5 million, or $2.32 per diluted share, for the quarter ended March 31, 2023. While the majority of the increase in our diluted earnings per share was a result of the increased operating income referenced above, diluted earnings per share for the quarter ended March 31, 2024 additionally benefited from a reduced weighted average share count given the impact of common stock repurchases made by us throughout 2023 and the first quarter of 2024.

Impact of Acquisitions
In order to provide a more meaningful period-over-period discussion of our operating results, we may discuss amounts generated or incurred (revenues, gross profit, selling, general and administrative expenses, and operating income) from companies acquired. The amounts discussed reflect the acquired companies’ operating results in the current reported period only for the time period these entities were not owned by EMCOR in the comparable prior reported period. For further discussion regarding our acquisitions, refer to Note 4 - Acquisitions of Businesses of the notes to consolidated financial statements.
We acquired eight companies during calendar year 2023 for total consideration of $99.6 million. Such acquisitions include: (a) a national energy efficiency specialty services firm, the results of operations of which have been included in our United States building services segment, and (b) seven companies, the results of operations of which were de minimis, consisting of: (i) three companies that have been included within our United States mechanical construction and facilities services segment, one of which provides mechanical and pipe fabrication services in the Midwestern region of the United States, and two of which add capabilities to our national fire protection services, and (ii) four mechanical services companies in the Western and Midwestern regions of the United States that have been included within our United States building services segment and enhance our presence in geographies where we have existing operations.
Results of Operations
Revenues
The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended March 31,
	2024	% of Total	2023	% of Total
Revenues:
United States electrical construction and facilities services	$764,711	22%	$644,746	22%
United States mechanical construction and facilities services	1,427,665	42%	1,078,558	38%
United States building services	781,160	23%	725,375	25%
United States industrial services	354,053	10%	330,883	11%
Total United States operations	3,327,589	97%	2,779,562	96%
United Kingdom building services	104,687	3%	110,870	4%
Total operations	$3,432,276	100%	$2,890,432	100%
As described below in more detail, as a result of revenue growth within the majority of our reportable segments, our consolidated revenues for the first quarter of 2024 increased to $3.43 billion compared to $2.89 billion for the first quarter of 2023.
Revenues of our United States electrical construction and facilities services segment were $764.7 million for the three months ended March 31, 2024 compared to revenues of $644.7 million for the three months ended March 31, 2023. The $120.0 million increase in this segment’s revenues was primarily a result of revenue growth within the network and communications market sector, predominantly due to our data center projects. Increased demand for cloud computing, data storage, and the emergence of artificial intelligence has resulted in a greater number of construction project opportunities for us in several of the geographies in which we operate.
Our United States mechanical construction and facilities services segment revenues for the three months ended March 31, 2024 were $1,427.7 million, a $349.1 million increase compared to revenues of $1,078.6 million for the three months ended March 31, 2023. The increase in this segment’s revenues was attributable to revenue growth within the majority of the market sectors in which we operate, most notably including: (a) the high-tech manufacturing market sector, as a result of stronger demand for our mechanical construction and/or fire protection services by certain customers: (i) engaged in either the design and manufacturing of semiconductors or the production and development of electric vehicles and/or lithium batteries, and (ii) within the biotech, life-sciences, and pharmaceutical industries, (b) the manufacturing and industrial market sector, due to continued re-shoring of critical supply chain by certain of our customers as well as an increase in food processing project revenue, (c) the institutional market sector, given several public sector projects which were active during the first quarter of 2024, and (d) the network and communications market sector, due to increased data center project activity as this segment benefited from the same market demand described above within our United States electrical construction and facilities services segment. In addition, revenues of this segment were positively impacted by greater levels of short duration projects and service work.

Revenues of our United States building services segment were $781.2 million for the three months ended March 31, 2024 compared to revenues of $725.4 million for the three months ended March 31, 2023. Included in this segment’s results for the first quarter of 2024 were $7.9 million of incremental acquisition revenues. Excluding such acquisition contribution, the $47.9 million increase in revenues was primarily attributable to this segment’s mechanical services division, due to increased: (a) HVAC project and retrofit work, as a result of greater: (i) project execution stemming from the increased availability of materials and equipment when compared to the prior year period, which experienced greater supply chain disruptions and delays, and (ii) demand for system upgrades and replacements, partially as our customers continue to seek ways to improve the energy efficiency or indoor air quality of their facilities, (b) service repair and maintenance volumes, given growth in our service contract base, and (c) building automation and controls projects, as we continue to expand our service offerings.
Revenues of our United States industrial services segment for the three months ended March 31, 2024 were $354.1 million compared to revenues of $330.9 million for the three months ended March 31, 2023. This $23.2 million increase was largely driven by this segment’s field services division due to: (a) greater turnaround project demand, including scope growth on certain projects that were active in the first quarter of 2024, and (b) an increase in renewable fuel project revenues.
Our United Kingdom building services segment revenues were $104.7 million for the three months ended March 31, 2024 compared to revenues of $110.9 million for the three months ended March 31, 2023. The decrease in this segment’s revenues was a result of: (a) the loss of certain facilities maintenance contracts not renewed pursuant to rebid, and (b) a reduction in project activity, notably within the network and communications market sector. Partially offsetting these decreases was the impact of favorable exchange rate movements for the British pound versus the United States dollar, which positively impacted this segment’s revenues by $4.4 million during the first quarter of 2024.
Cost of sales and gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales), and gross profit as a percentage of revenues (“gross profit margin”) (in thousands, except for percentages):

	For the three months ended March 31,
	2024	2023
Cost of sales	$2,842,967	$2,454,370
Gross profit	$589,309	$436,062
Gross profit margin	17.2%	15.1%
Our gross profit for the three months ended March 31, 2024 was $589.3 million, or 17.2% of revenues, compared to gross profit of $436.1 million, or 15.1% of revenues, for the three months ended March 31, 2023. The increase in gross profit and the expansion in gross profit margin were the result of stronger operating performance within the majority of our reportable segments due to an improved revenue mix, excellent project execution, and/or favorable pricing. Our gross profit for the first quarter of 2024 included incremental acquisition contribution of $1.8 million.
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

	For the three months ended March 31,
	2024	2023
Selling, general and administrative expenses	$329,356	$281,152
SG&A margin	9.6%	9.7%
Our selling, general and administrative expenses for the three months ended March 31, 2024 were $329.4 million, or 9.6% of revenues, compared to selling, general and administrative expenses of $281.2 million, or 9.7% of revenues, for the three months ended March 31, 2023. Selling, general and administrative expenses for the first quarter of 2024 included $3.0 million of incremental expenses directly related to companies acquired in 2023, including amortization expense attributable to identifiable intangible assets of $1.0 million.

Excluding incremental expenses from businesses acquired, the increase in selling, general and administrative expenses period-over-period was predominantly attributable to increases in: (a) salaries and related employment expenses, largely as a result of additional headcount to support our organic revenue growth as well as annual cost of living adjustments, (b) incentive compensation expense across the majority of our reportable segments, due to higher projected annual operating results, and (c) the provision for credit losses, primarily due to a reserve taken for a specific customer bankruptcy within our United States building services segment.
Operating income (loss)
The following table presents our operating income (loss) and operating income (loss) as a percentage of segment revenues (“operating margin”) (in thousands, except for percentages):

	For the three months ended March 31,
	2024	% of Segment Revenues	2023	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$91,589	12.0%	$40,516	6.3%
United States mechanical construction and facilities services	150,720	10.6%	86,227	8.0%
United States building services	33,459	4.3%	37,650	5.2%
United States industrial services	17,966	5.1%	15,020	4.5%
Total United States operations	293,734	8.8%	179,413	6.5%
United Kingdom building services	5,377	5.1%	5,424	4.9%
Corporate administration	(39,158)	—	(29,927)	—
Total operations	259,953	7.6%	154,910	5.4%
Other items:
Net periodic pension income (cost)	222		(274)
Interest income (expense), net	7,541		(1,832)
Income before income taxes	$267,716		$152,804
Operating income for the three months ended March 31, 2024 was $260.0 million, an increase of $105.0 million compared to operating income of $154.9 million for the three months ended March 31, 2023. Operating margin for the three months ended March 31, 2024 was 7.6% compared to an operating margin of 5.4% for the three months ended March 31, 2023. As described in more detail below, this increase in profitability was predominantly a result of improved operating performance within our United States construction segments, due to a more favorable mix of work and better project execution, including enhanced productivity, due in part to investments in virtual design and construction, prefabrication, and automation.
Operating income of our United States electrical construction and facilities services segment was $91.6 million, or 12.0% of revenues, for the three months ended March 31, 2024, compared to $40.5 million, or 6.3% of revenues, for the three months ended March 31, 2023. The $51.1 million increase in operating income and the 570 basis point improvement in operating margin of this segment were largely a result of greater gross profit and gross profit margin from projects within the majority of the market sectors in which we operate, due to both an increase in quarterly revenues as well as a more favorable mix of work. The most notable increases in gross profit were experienced within the network and communications market sector, the commercial market sector, and the manufacturing and industrial market sector.
Our United States mechanical construction and facilities services segment’s operating income for the three months ended March 31, 2024 was $150.7 million, or 10.6% of revenues, compared to operating income of $86.2 million, or 8.0% of revenues, for the three months ended March 31, 2023. The $64.5 million increase in operating income and the 260 basis point improvement in operating margin of this segment were primarily a result of contribution from projects within: (a) the high-tech manufacturing market sector, including certain mechanical construction or fire protection projects for customers: (i) engaged in either the design or manufacturing of semiconductors or the production and development of electric vehicles and/or lithium batteries, and (ii) within the biotech, life-sciences, and pharmaceutical industries, and (b) the commercial market sector, including various fire protection projects. While the most significant increases in gross profit were seen within the above referenced market sectors, this segment also experienced increases in gross profit within the majority of the other market sectors in which we operate.
In addition to the increases in gross profit margin referenced above, operating margin of each of our United States construction segments benefited from a reduction in the ratio of selling, general and administrative expenses to revenues given an increase in revenues without a commensurate increase in certain overhead costs.

Operating income of our United States building services segment was $33.5 million, or 4.3% of revenues, for the three months ended March 31, 2024 compared to $37.7 million, or 5.2% of revenues, for the three months ended March 31, 2023. The operating results of this segment for the first quarter of 2024 were positively impacted by increased gross profit and gross profit margin, primarily from continued strength in its mechanical services division, including greater profitability from HVAC projects and retrofits. However, operating income and operating margin decreased when compared to the same prior year period, due to an $11.0 million reserve taken within this segment’s commercial site-based services division for a specific customer bankruptcy, which negatively impacted the operating margin of this segment by 140 basis points for the three months ended March 31, 2024.
Our United States industrial services segment reported operating income of $18.0 million, or 5.1% of revenues, for the three months ended March 31, 2024 compared to operating income of $15.0 million, or 4.5% of revenues, for the three months ended March 31, 2023. In addition to a slight increase in gross profit margin period-over-period, this segment benefited from greater overhead absorption given the previously referenced increase in quarterly revenues.
For the three months ended March 31, 2024 and 2023, operating income of our United Kingdom building services segment was essentially flat at $5.4 million for each period and operating margin was 5.1% and 4.9%, respectively. Despite the reduction in quarterly segment revenues discussed above, we continue to optimize our project and service mix while seeking to more effectively leverage the overhead cost structure of this segment, resulting in the modest improvement in operating margin period-over-period. Operating income of this segment for the first quarter of 2024 was positively impacted by $0.2 million related to the effect of favorable exchange rate movements for the British pound versus the United States dollar.
Our corporate administration expenses for the three months ended March 31, 2024 were $39.2 million compared to $29.9 million for the three months ended March 31, 2023. This increase in corporate expenses was primarily due to greater employment compensation costs, including certain severance expenses as well as an increase in share-based compensation expense. In addition to the above, we have experienced an increase in computer hardware and software costs, due to various information technology and cybersecurity initiatives currently in process.
Other items
As a result of an increase in our average daily invested cash balance, coupled with the repayment, in December of 2023, of all previously outstanding borrowings under our credit facility, we generated net interest income for the three months ended March 31, 2024 of $7.5 million compared to net interest expense of $1.8 million for the three months ended March 31, 2023.
For the three months ended March 31, 2024, our income tax provision was $70.6 million compared to an income tax provision of $41.3 million for the three months ended March 31, 2023. Our effective income tax rate for the three months ended March 31, 2024 was 26.4% compared to an effective income tax rate for the three months ended March 31, 2023 of 27.0%. Refer to Note 9 - Income Taxes of the notes to consolidated financial statements for further discussion regarding our income tax provision and effective income tax rate.
Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	March 31, 2024	% of Total	December 31, 2023	% of Total	March 31, 2023	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$2,551,430	28%	$2,387,844	27%	$2,050,956	26%
United States mechanical construction and facilities services	4,997,257	54%	4,940,519	56%	4,295,524	54%
United States building services	1,351,585	15%	1,264,818	14%	1,254,787	16%
United States industrial services	111,935	1%	113,291	1%	131,759	2%
Total United States operations	9,012,207	98%	8,706,472	98%	7,733,026	98%
United Kingdom building services	163,145	2%	140,949	2%	140,117	2%
Total operations	$9,175,352	100%	$8,847,421	100%	$7,873,143	100%

Our remaining performance obligations at March 31, 2024 were $9.18 billion compared to $8.85 billion at December 31, 2023 and $7.87 billion at March 31, 2023. The increase in remaining performance obligations at March 31, 2024, when compared to December 31, 2023, was attributable to an increase in remaining performance obligations within all of our reportable segments, except for our United States industrial services segment, which experienced a slight decrease in remaining performance obligations period-over-period. From a market sector perspective, we experienced the largest growth in our remaining performance obligations within the network and communications market sector, driven by data center construction projects. In addition to the network and communications market sector, the increase in our remaining performance obligations was due to continued strength in the following market sectors: (a) institutional, (b) healthcare, (c) manufacturing and industrial, (d) transportation, and (e) hospitality and entertainment. These increases were partially offset by a reduction in remaining performance obligations from the commercial market sector, given the completion of several warehouse and distribution center projects.
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
As of March 31, 2024, we had cash and cash equivalents, excluding restricted cash, of $841.0 million, which are maintained in depository accounts and highly liquid investments with original maturity dates of three months or less. Both our short-term and long-term liquidity requirements are expected to be met through our cash and cash equivalent balances, cash generated from our operations, and, as necessary, the borrowing capacity under our revolving credit facility. Our credit agreement provides for a $1.30 billion revolving credit facility, for which there is $1.21 billion of available capacity as of March 31, 2024.
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

Cash Flows
The following table presents a summary of our operating, investing, and financing cash flows (in thousands):

	For the three months ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$132,264	$(84,583)
Net cash used in investing activities	$(19,439)	$(25,405)
Net cash (used in) provided by financing activities	$(58,948)	$71,506
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(1,140)	$2,239
Increase (decrease) in cash, cash equivalents, and restricted cash	$52,737	$(36,243)
During the three months ended March 31, 2024, our cash balance, including cash equivalents and restricted cash, increased by approximately $52.7 million from $789.8 million at December 31, 2023 to $842.5 million at March 31, 2024. Changes in our cash position from December 31, 2023 to March 31, 2024 are described in further detail below.
Operating Activities – Operating cash flows generally represent our net income as adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2024 was approximately $132.3 million compared to approximately $84.6 million of net cash used in operating activities for the three months ended March 31, 2023. In addition to the increase in our income, the favorable operating cash flow performance period-over-period was largely a result of the timing of cash receipts from our customers and payments to our vendors as we continue to effectively manage our working capital.
Investing Activities – Investing cash flows consist primarily of payments for acquisition of businesses, capital expenditures, and proceeds from the sale or disposal of property, plant, and equipment. Net cash used in investing activities for the three months ended March 31, 2024 decreased by approximately $6.0 million compared to the three months ended March 31, 2023, primarily due to a decrease in payments for acquired businesses, partially offset by a reduction in proceeds from the sale or disposal of property, plant, and equipment.
Financing Activities – Financing cash flows consist primarily of the issuance and repayment of short-term and long-term debt, repurchases of common stock, payments of dividends to stockholders, and the issuance of common stock through certain equity plans. Net cash used in financing activities for the three months ended March 31, 2024 was $58.9 million compared to net cash provided by financing activities for the three months ended March 31, 2023 of $71.5 million. The $130.5 million variance was primarily due to: (a) the impact in the first quarter of 2023 of $100.0 million of proceeds from our revolving credit facility and (b) a $23.0 million increase in common stock repurchases made by us during the first quarter of 2024. The timing of common stock repurchases is at management’s discretion subject to securities laws and other legal requirements and depends upon several factors, including market and business conditions, current and anticipated future liquidity, share price, and share availability, among others. For additional detail regarding our share repurchase program, refer to Note 10 - Common Stock of the notes to consolidated financial statements.
We currently pay a regular quarterly dividend, which, commencing with the dividend to be paid on April 30, 2024, will increase from $0.18 per share to $0.25 per share. For the three months ended March 31, 2024 and 2023, cash payments related to dividends were $8.5 million and $7.2 million, respectively. Our credit agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay such quarterly dividends for the foreseeable future.
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash – We are exposed to fluctuations in foreign currency exchange rates, almost entirely with respect to the British pound. Therefore, the $3.4 million variance between the three months ended March 31, 2024 and 2023 was a direct result of exchange rate movements for the British pound versus the United States dollar.
Material Cash Requirements from Contractual and Other Obligations
As of March 31, 2024, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
Outstanding Debt and Interest Payments – As of March 31, 2024, there were no direct borrowings outstanding under our revolving credit facility. Interest payments on any future borrowings will be determined based on prevailing interest rates at that time. Refer to Note 7 - Debt of the notes to consolidated financial statements for further detail of our debt obligations, including our revolving credit facility.

Operating and Finance Leases – In the normal course of business, we lease real estate, vehicles, and equipment under various arrangements which are classified as either operating or finance leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $394.2 million at March 31, 2024, with $91.0 million payable within the next 12 months.
Open Purchase Obligations – As of March 31, 2024, we had $2.30 billion of open purchase obligations, of which payments totaling approximately $1.92 billion are expected to become due within the next 12 months. These obligations represent open purchase orders to suppliers and subcontractors related to our construction and services contracts. These purchase orders are not reflected in the Consolidated Balance Sheets and are not expected to impact future liquidity as amounts should be recovered through customer billings.
Insurance Obligations – As described in further detail in Note 12 - Commitments and Contingencies of the notes to consolidated financial statements, we have loss payment deductibles and/or self-insured retentions for certain insurance matters. As of March 31, 2024, our insurance liabilities, net of estimated recoveries, were $225.4 million. Of this net amount, approximately $40.1 million is estimated to be payable within the next 12 months. Due to many uncertainties inherent in resolving these matters, it is not practical to estimate these payments beyond such period. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase.
Contingent Consideration Liabilities – We have incurred liabilities related to contingent consideration arrangements associated with certain acquisitions, payable in the event discrete performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The aggregate amount of these liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance during such post-acquisition periods, and accretion in present value. As of March 31, 2024, the present value of expected future payments relating to these contingent consideration arrangements was $8.5 million. Of this amount, $5.0 million is estimated as being payable within the next 12 months, with the remainder due before the end of 2025.
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
Off-Balance Sheet Arrangements and Other Commercial Commitments
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of March 31, 2024, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $2.2 billion, which represents approximately 24% of our total remaining performance obligations.
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

Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds or letters of credit may be issued as collateral for certain insurance obligations. As of March 31, 2024, we satisfied approximately $48.1 million and $71.1 million of the collateral requirements of our insurance programs by utilizing surety bonds and letters of credit, respectively. All such letters of credit were issued under our revolving credit facility, therefore reducing the available capacity of such facility.
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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements is based on the application of significant accounting policies, which require management to make estimates and assumptions. Our significant accounting policies are described further in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2023. We base our estimates on historical experience, known or expected trends, third-party valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. There have been no significant changes to our critical accounting policies or methods during the three months ended March 31, 2024.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the three months ended March 31, 2024, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for any borrowings under our revolving credit facility, which bear interest at variable rates. For further information regarding our credit facility and associated borrowing rates, refer to Note 7 - Debt of the notes to consolidated financial statements.
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

ITEM 4.   CONTROLS AND PROCEDURES.
Based on an evaluation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Securities Exchange Act of 1934), our Chairman, President, and Chief Executive Officer, Anthony J. Guzzi, and our Senior Vice President, Chief Financial Officer and Chief Accounting Officer, Jason R. Nalbandian, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report.
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2024 to January 31, 2024	—	—	—	$261,064,294
February 1, 2024 to February 29, 2024	—	—	—	$261,064,294
March 1, 2024 to March 31, 2024	119,738	$325.69	119,738	$221,861,879
Total	119,738	$325.69	119,738

(1)In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $2.15 billion of our outstanding common stock. As of March 31, 2024, there remained authorization for us to repurchase approximately $221.9 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. Refer to Note 10 - Common Stock of the notes to consolidated financial statements for further information regarding our share repurchase program.
(2)Excludes 39,566 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.
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
ITEM 5.   OTHER INFORMATION.
During the quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any: (a) contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1 or (b) non 10b5-1 trading arrangement, each as defined in Item 408(a) of Regulation S-K.

ITEM 6.   EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(a-6)	Certificate of Amendment of Restated Certificate of Incorporation of EMCOR	Exhibit 3.1 to EMCOR’s Report on Form 8-K (Date of Report June 8, 2023)
3(b)	Second Amended and Restated By-Laws of EMCOR	Exhibit 3.1 to EMCOR’s Report on Form 8-K (Date of Report October 25, 2022)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President, and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Jason R. Nalbandian, the Senior Vice President, Chief Financial Officer and Chief Accounting Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President, and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Senior Vice President, Chief Financial Officer and Chief Accounting Officer	Furnished
95.1	Information concerning mine safety violations or other regulatory matters	Filed herewith
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.
Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 25, 2024

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ JASON R. NALBANDIAN
Jason R. Nalbandian
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)