Form 10-Q
period 2024-06-30
EMCOR Group, Inc.
filed 2024-07-25
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Number of shares of Common Stock outstanding as of the close of business on July 19, 2024: 46,657,365 shares.

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

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	(Unaudited) June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$807,318	$789,750
Accounts receivable, less allowance for credit losses of $33,251 and $22,502, respectively	3,459,270	3,203,490
Contract assets	293,677	269,885
Inventories	103,896	110,774
Prepaid expenses and other	76,628	73,072
Total current assets	4,740,789	4,446,971
Property, plant, and equipment, net	201,168	179,378
Operating lease right-of-use assets	331,313	310,498
Goodwill	998,571	956,549
Identifiable intangible assets, net	661,920	586,032
Other assets	138,788	130,293
Total assets	$7,072,549	$6,609,721
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$922,002	$935,967
Contract liabilities	1,783,909	1,595,109
Accrued payroll and benefits	584,113	596,936
Other accrued expenses and liabilities	304,482	315,107
Operating lease liabilities, current	78,726	75,236
Total current liabilities	3,673,232	3,518,355
Operating lease liabilities, long-term	279,465	259,430
Other long-term obligations	374,255	361,121
Total liabilities	4,326,952	4,138,906
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 61,174,621 and 61,094,042 shares issued, respectively	612	611
Capital surplus	92,434	91,813
Accumulated other comprehensive loss	(85,709)	(85,704)
Retained earnings	4,238,867	3,814,439
Treasury stock, at cost 14,462,271 and 14,046,777 shares, respectively	(1,501,644)	(1,351,381)
Total EMCOR Group, Inc. stockholders’ equity	2,744,560	2,469,778
Noncontrolling interests	1,037	1,037
Total equity	2,745,597	2,470,815
Total liabilities and equity	$7,072,549	$6,609,721
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues	$3,666,897	$3,045,622	$7,099,173	$5,936,054
Cost of sales	2,982,896	2,555,562	5,825,863	5,009,932
Gross profit	684,001	490,060	1,273,310	926,122
Selling, general and administrative expenses	351,193	293,393	680,549	574,545
Operating income	332,808	196,667	592,761	351,577
Net periodic pension income (cost)	221	(282)	443	(556)
Interest income (expense), net	6,106	(2,692)	13,647	(4,524)
Income before income taxes	339,135	193,693	606,851	346,497
Income tax provision	91,563	53,098	162,130	94,429
Net income	$247,572	$140,595	$444,721	$252,068

Basic earnings per common share	$5.27	$2.97	$9.45	$5.30

Diluted earnings per common share	$5.25	$2.95	$9.41	$5.28

Dividends declared per common share	$0.25	$0.18	$0.43	$0.33
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$247,572	$140,595	$444,721	$252,068
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	245	3,614	(971)	5,871
Post-retirement plans, amortization of actuarial loss included in net income (1)	482	534	966	1,053
Other comprehensive income (loss)	727	4,148	(5)	6,924
Comprehensive income	$248,299	$144,743	444,716	258,992
_________
(1)Net of tax of $0.2 million for each of the three months ended June 30, 2024 and 2023, and net of tax of $0.3 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows - operating activities:
Net income	$444,721	$252,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,408	25,393
Amortization of identifiable intangible assets	36,412	32,100
Provision for credit losses	12,251	3,115
Non-cash share-based compensation expense	11,371	7,535
Other reconciling items	(5,240)	(6,800)
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(114,965)	(98,479)
Net cash provided by operating activities	411,958	214,932
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(173,265)	(22,384)
Proceeds from sale or disposal of property, plant, and equipment	1,655	10,514
Purchases of property, plant, and equipment	(39,529)	(36,564)
Net cash used in investing activities	(211,139)	(48,434)
Cash flows - financing activities:
Proceeds from revolving credit facility	—	100,000
Repayments of revolving credit facility	—	(100,000)
Repayments of finance lease liabilities	(1,393)	(1,477)
Dividends paid to stockholders	(20,219)	(15,714)
Repurchases of common stock	(149,009)	(105,299)
Taxes paid related to net share settlements of equity awards	(11,766)	(5,295)
Issuances of common stock under employee stock purchase plan	943	4,441
Payments for contingent consideration arrangements	—	(3,026)
Net cash used in financing activities	(181,444)	(126,370)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(927)	5,856
Increase in cash, cash equivalents, and restricted cash	18,448	45,984
Cash, cash equivalents, and restricted cash at beginning of year (1)	789,750	457,068
Cash, cash equivalents, and restricted cash at end of period (2)	$808,198	$503,052
_________
(1)Includes $0.6 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2022.
(2)Includes $0.9 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of June 30, 2024.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended June 30, 2023 and 2024
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, March 31, 2023	$2,066,325	$610	$75,850	$(90,675)	$3,318,560	$(1,238,722)	$702
Net income	140,595	—	—	—	140,595	—	—
Other comprehensive income	4,148	—	—	4,148	—	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(53)	—	(53)	—	—	—	—
Common stock issued under employee stock purchase plan	2,273	—	2,273	—	—	—	—
Common stock dividends	(8,563)	—	39	—	(8,602)	—	—
Repurchases of common stock	(90,086)	—	—	—	—	(90,086)	—
Share-based compensation expense	3,448	—	3,448	—	—	—	—
Balance, June 30, 2023	$2,118,087	$611	$81,556	$(86,527)	$3,450,553	$(1,328,808)	$702

Balance, March 31, 2024	$2,615,382	$612	$87,673	$(86,436)	$4,003,079	$(1,390,583)	$1,037
Net income	247,572	—	—	—	247,572	—	—
Other comprehensive income	727	—	—	727	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(118)	—	(118)	—	—	—	—
Common stock dividends	(11,749)	—	35	—	(11,784)	—	—
Repurchases of common stock	(111,061)	—	—	—	—	(111,061)	—
Share-based compensation expense	4,844	—	4,844	—	—	—	—
Balance, June 30, 2024	$2,745,597	$612	$92,434	$(85,709)	$4,238,867	$(1,501,644)	$1,037
 _________
(1)Represents cumulative foreign currency translation adjustments and post-retirement liability adjustments.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the six months ended June 30, 2023 and 2024
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2022	$1,974,291	$609	$74,795	$(93,451)	$3,214,281	$(1,222,645)	$702
Net income	252,068	—	—	—	252,068	—	—
Other comprehensive income	6,924	—	—	6,924	—	—	—
Common stock issued under share-based compensation plans	—	2	(2)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(5,295)	—	(5,295)	—	—	—	—
Common stock issued under employee stock purchase plan	4,441	—	4,441	—	—	—	—
Common stock dividends	(15,714)	—	82	—	(15,796)	—	—
Repurchases of common stock	(106,163)	—	—	—	—	(106,163)	—
Share-based compensation expense	7,535	—	7,535	—	—	—	—
Balance, June 30, 2023	$2,118,087	$611	$81,556	$(86,527)	$3,450,553	$(1,328,808)	$702

Balance, December 31, 2023	$2,470,815	$611	$91,813	$(85,704)	$3,814,439	$(1,351,381)	$1,037
Net income	444,721	—	—	—	444,721	—	—
Other comprehensive loss	(5)	—	—	(5)	—	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(11,766)	—	(11,766)	—	—	—	—
Common stock issued under employee stock purchase plan	943	—	943	—	—	—	—
Common stock dividends	(20,219)	—	74	—	(20,293)	—	—
Repurchases of common stock	(150,263)	—	—	—	—	(150,263)	—
Share-based compensation expense	11,371	—	11,371	—	—	—	—
Balance, June 30, 2024	$2,745,597	$612	$92,434	$(85,709)	$4,238,867	$(1,501,644)	$1,037
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
The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.
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
Based on an evaluation of individual projects that were substantially complete in prior periods but had revisions to total estimated cost or anticipated contract value that resulted in an increase to profitability in excess of $1.0 million, we recognized revenue during the three and six months ended June 30, 2024 and 2023, as summarized in the following table (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
United States electrical construction and facilities services	$3,076	$—	$8,413	$—
United States mechanical construction and facilities services	9,540	8,036	8,461	8,999
Total impact	$12,616	$8,036	$16,874	$8,999

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
During the three months ended June 30, 2024, we recognized $12.3 million of gross profit on two contracts, which are currently in process, as a result of favorable developments on certain outstanding claims. Of this amount, $8.4 million was reported within our United States electrical construction and facilities services segment and $3.9 million was reported within our United States mechanical construction and facilities services segment.
Based on an evaluation of individual projects that had revisions to total estimated costs or anticipated contract value that resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted during the three and six months ended June 30, 2024 and 2023, as summarized in the following table (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
United States electrical construction and facilities services	$12,292	$2,616	$16,485	$8,345
United States mechanical construction and facilities services	7,886	—	14,620	2,686
United States building services	—	1,084	—	1,544
Total impact	$20,178	$3,700	$31,105	$12,575
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide construction services relating to electrical and mechanical systems, as well as to provide a number of building services and industrial services to our customers. Our contracts are with many different customers in numerous industries.
The following tables provide further disaggregation of our revenues, by categories we use to evaluate our financial performance within each of our reportable segments, for the three and six months ended June 30, 2024 and 2023 (in thousands, except for percentages). Refer to Note 14 - Segment Information of the notes to consolidated financial statements for additional information on how we disaggregate our revenues by reportable segment.

	For the three months ended June 30,
	2024	% of Total	2023	% of Total
United States electrical construction and facilities services:
Network and communications market sector	$325,021	40%	$215,288	32%
Commercial market sector	69,551	9%	93,820	14%
Manufacturing and industrial market sector	103,375	13%	95,883	14%
Healthcare market sector	61,577	8%	64,813	9%
High-tech manufacturing market sector	53,103	7%	38,039	6%
Institutional market sector	38,501	5%	37,250	5%
Transportation market sector	56,357	7%	41,247	6%
Water and wastewater market sector	11,092	1%	4,603	1%
Hospitality and entertainment market sector	16,353	2%	19,750	3%
Short-duration projects (1)	51,224	6%	50,740	7%
Service work	15,433	2%	17,276	3%
	801,587		678,709
Less intersegment revenues	(1,593)		(542)
Total segment revenues	$799,994		$678,167
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the three months ended June 30,
	2024	% of Total	2023	% of Total
United States mechanical construction and facilities services:
Network and communications market sector	$174,623	11%	$87,034	7%
Commercial market sector	272,368	16%	289,304	24%
Manufacturing and industrial market sector	204,649	12%	166,051	14%
Healthcare market sector	156,171	9%	117,842	10%
High-tech manufacturing market sector	376,876	23%	177,653	15%
Institutional market sector	126,030	8%	71,626	6%
Transportation market sector	15,650	1%	9,229	1%
Water and wastewater market sector	87,009	5%	67,286	6%
Hospitality and entertainment market sector	16,775	1%	13,531	1%
Short-duration projects (1)	77,615	5%	73,978	6%
Service work	149,165	9%	122,278	10%
	1,656,931		1,195,812
Less intersegment revenues	(1,750)		(1,699)
Total segment revenues	$1,655,181		$1,194,113
 ________
(1)Represents those projects which generally are completed within three months or less.

	For the three months ended June 30,
	2024	% of Total	2023	% of Total
United States building services:
Mechanical services	$581,735	75%	$514,505	66%
Commercial site-based services	151,872	19%	207,323	27%
Government site-based services	47,501	6%	53,184	7%
Total segment revenues	$781,108		$775,012

	For the three months ended June 30,
	2024	% of Total	2023	% of Total
United States industrial services:
Field services	$275,871	85%	$250,877	86%
Shop services	48,176	15%	41,406	14%
Total segment revenues	$324,047		$292,283

Total United States operations	$3,560,330		$2,939,575

	For the three months ended June 30,
	2024	% of Total	2023	% of Total
United Kingdom building services:
Service work	$51,160	48%	$51,682	49%
Project work	55,407	52%	54,365	51%
Total segment revenues	$106,567		$106,047

Total operations	$3,666,897		$3,045,622

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the six months ended June 30,
	2024	% of Total	2023	% of Total
United States electrical construction and facilities services:
Network and communications market sector	$634,561	41%	$429,039	32%
Commercial market sector	162,999	10%	190,918	14%
Manufacturing and industrial market sector	203,926	13%	181,124	14%
Healthcare market sector	114,957	7%	120,316	9%
High-tech manufacturing market sector	88,346	6%	68,593	5%
Institutional market sector	76,571	5%	74,661	6%
Transportation market sector	99,981	6%	75,149	6%
Water and wastewater market sector	15,299	1%	12,061	1%
Hospitality and entertainment market sector	38,308	2%	39,802	3%
Short-duration projects (1)	102,283	7%	98,420	7%
Service work	29,558	2%	34,153	3%
	1,566,789		1,324,236
Less intersegment revenues	(2,084)		(1,323)
Total segment revenues	$1,564,705		$1,322,913
________
(1)Represents those projects which generally are completed within three months or less.

	For the six months ended June 30,
	2024	% of Total	2023	% of Total
United States mechanical construction and facilities services:
Network and communications market sector	$305,704	10%	$186,455	8%
Commercial market sector	532,138	17%	545,150	24%
Manufacturing and industrial market sector	392,375	13%	307,686	13%
Healthcare market sector	273,424	9%	230,570	10%
High-tech manufacturing market sector	687,806	22%	294,449	13%
Institutional market sector	224,384	7%	135,674	6%
Transportation market sector	29,662	1%	21,447	1%
Water and wastewater market sector	150,443	5%	135,948	6%
Hospitality and entertainment market sector	29,630	1%	23,608	1%
Short-duration projects (1)	182,831	6%	155,395	7%
Service work	277,515	9%	239,466	11%
	3,085,912		2,275,848
Less intersegment revenues	(3,066)		(3,177)
Total segment revenues	$3,082,846		$2,272,671
________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the six months ended June 30,
	2024	% of Total	2023	% of Total
United States building services:
Mechanical services	$1,095,883	70%	$977,039	65%
Commercial site-based services	370,501	24%	416,694	28%
Government site-based services	95,884	6%	106,654	7%
Total segment revenues	$1,562,268		$1,500,387

	For the six months ended June 30,
	2024	% of Total	2023	% of Total
United States industrial services:
Field services	$585,672	86%	$536,721	86%
Shop services	92,428	14%	86,445	14%
Total segment revenues	$678,100		$623,166

Total United States operations	$6,887,919		$5,719,137

	For the six months ended June 30,
	2024	% of Total	2023	% of Total
United Kingdom building services:
Service work	$101,004	48%	$103,345	48%
Project work	110,250	52%	113,572	52%
Total segment revenues	$211,254		$216,917

Total operations	$7,099,173		$5,936,054
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
At June 30, 2024 and December 31, 2023, our allowance for credit losses was $33.3 million and $22.5 million, respectively. The increase in our allowance for credit losses was primarily due to a reserve taken in the first quarter of 2024 for a specific customer bankruptcy within the commercial site-based services division of our United States building services segment. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
The change in the allowance for credit losses for the six months ended June 30, 2024 was as follows (in thousands):

Balance at December 31, 2023	$22,502
Provision for credit losses	12,251
Amounts written off against the allowance, net of recoveries	(1,502)
Balance at June 30, 2024	$33,251
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
Net contract liabilities in the accompanying Consolidated Balance Sheets consisted of the following amounts as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Contract assets, current	$293,677	$269,885
Contract assets, non-current	—	—
Contract liabilities, current	(1,783,909)	(1,595,109)
Contract liabilities, non-current	(1,667)	(1,812)
Net contract liabilities	$(1,491,899)	$(1,327,036)
Contract assets and contract liabilities increased by approximately $1.0 million and $29.6 million, respectively, as a result of acquisitions made by us in 2024. Excluding the impact of acquisitions, net contract liabilities increased by approximately $136.3 million during the six months ended June 30, 2024, primarily due to an increase in net contract liabilities on our uncompleted construction projects, partially as a result of the timing of invoicing to our customers as we continue to effectively manage our working capital. There was no significant impairment of contract assets recognized during the periods presented.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations as of June 30, 2024 (in thousands, except for percentages):

	June 30, 2024	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$2,632,120	29%
United States mechanical construction and facilities services	4,758,744	53%
United States building services	1,345,089	15%
United States industrial services	99,022	1%
Total United States operations	8,834,975	98%
United Kingdom building services	164,248	2%
Total operations	$8,999,223	100%
Our remaining performance obligations at June 30, 2024 were approximately $9.0 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$2,161,670	$470,450
United States mechanical construction and facilities services	4,131,577	627,167
United States building services	1,218,420	126,669
United States industrial services	99,022	—
Total United States operations	7,610,689	1,224,286
United Kingdom building services	125,105	39,143
Total operations	$7,735,794	$1,263,429
NOTE 4 - Acquisitions of Businesses
Acquisitions are accounted for utilizing the acquisition method of accounting and the prices paid for them are allocated to their respective assets and liabilities based upon the estimated fair value of such assets and liabilities at the dates of their respective acquisition by us.
During the first half of 2024, we acquired four companies for upfront consideration of $181.8 million, inclusive of our estimates of customary working capital adjustments. These acquisitions are comprised of: (a) two companies that have been included within our United States mechanical construction and facilities services segment, including: (i) a leading plumbing services provider in the Southeast region of the United States and (ii) a full service provider of mechanical construction and maintenance services in Central Texas, (b) a company, that has been included in our United States building services segment, which provides building automation and controls solutions in the Northeast region of the United States, and (c) an instrumentation and electrical contractor, that has been included in our United States industrial services segment, which provides electrical, automation, digital integration, and fabrication services to various energy sector and process equipment customers. In connection with these acquisitions, we acquired working capital of $26.8 million and other net assets of $0.7 million, and have preliminarily ascribed $42.0 million to goodwill and $112.3 million to identifiable intangible assets. We expect that all of the goodwill and identifiable intangible assets acquired in connection with these 2024 acquisitions will be deductible for tax purposes.
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
The purchase price allocations for the businesses acquired in 2024 are preliminary and subject to change during their respective measurement periods. As we finalize such purchase price allocations, adjustments may be recorded relating to finalization of intangible asset valuations, tax matters, or other items. Although not expected to be significant, such adjustments may result in changes in the valuation of assets and liabilities acquired. The purchase price allocations for the businesses acquired in 2023 have been finalized during their respective measurement periods with an insignificant impact.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 5 - Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per share data):

	For the three months ended June 30,
	2024	2023
Numerator:
Net income	$247,572	$140,595
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	46,972,032	47,393,493
Effect of dilutive securities—Share-based awards	187,628	195,176
Shares used to compute diluted earnings per common share	47,159,660	47,588,669

Basic earnings per common share	$5.27	$2.97

Diluted earnings per common share	$5.25	$2.95

	For the six months ended June 30,
	2024	2023
Numerator:
Net income	$444,721	$252,068
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	47,053,768	47,584,656
Effect of dilutive securities—Share-based awards	182,970	182,586
Shares used to compute diluted earnings per common share	47,236,738	47,767,242

Basic earnings per common share	$9.45	$5.30

Diluted earnings per common share	$9.41	$5.28
The number of share-based awards excluded from the computation of diluted EPS for the three and six months ended June 30, 2024 because they would be anti-dilutive were 5,200 and 9,399, respectively. The number of share-based awards excluded from the computation of diluted EPS for the three and six months ended June 30, 2023 because they would be anti-dilutive were 8,726 and 9,026, respectively.
NOTE 6 - Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Raw materials and construction materials	$92,574	$94,447
Work in process	11,322	16,327
Inventories	$103,896	$110,774

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7 - Debt
Excluding finance lease liabilities of $6.7 million at June 30, 2024 and $5.3 million at December 31, 2023, we had no outstanding debt as of June 30, 2024 and December 31, 2023. The current portion of our finance lease liabilities of $2.5 million at June 30, 2024 and December 31, 2023 was included in “Other accrued expenses and liabilities” and the non-current portion of our finance lease liabilities of $4.2 million and $2.8 million at June 30, 2024 and December 31, 2023, respectively, were included in “Other long-term obligations” in the accompanying Consolidated Balance Sheets.
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
There were no direct borrowings outstanding under the 2023 Revolving Credit Facility as of June 30, 2024 and December 31, 2023. However, outstanding letters of credit reduce the available capacity under this facility, and as of June 30, 2024 and December 31, 2023, we had $75.0 million and $116.7 million of letters of credit outstanding, respectively.
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
A commitment fee is payable on the average daily unused amount of the 2023 Revolving Credit Facility, which ranges from 0.125% to 0.25%, depending on the Company’s Leverage Ratio. The fee was 0.125% of the unused amount as of June 30, 2024 and December 31, 2023. Fees for letters of credit issued under the 2023 Revolving Credit Facility range from 0.85% to 1.875% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed depending on the Company’s Leverage Ratio.
Obligations under the 2023 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2023 Credit Agreement contains customary covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of June 30, 2024 and December 31, 2023.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 8 - Fair Value Measurements (Continued)
Recurring Fair Value Measurements
The following tables summarize the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	Assets at Fair Value as of June 30, 2024
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$807,318	$—	$—	$807,318
Deferred compensation plan assets (2)	57,066	—	—	57,066
Restricted cash (3)	880	—	—	880
Total	$865,264	$—	$—	$865,264
_________________________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At June 30, 2024, we had $564.9 million in money market funds. From time to time, we have cash balances in certain of our domestic bank accounts that exceed federally insured limits.
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
Fair Value of Financial Instruments
We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. Although there were no outstanding borrowings under our 2023 Credit Agreement as of June 30, 2024 and December 31, 2023, the carrying value of any debt associated with this agreement would approximate its fair value due to the variable rate on such debt.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 9 - Income Taxes
The following table presents our income tax provision and our income tax rate for the three and six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Income tax provision	$91,563	$53,098	$162,130	$94,429
Income tax rate	27.0%	27.4%	26.7%	27.3%
The difference between the U.S. statutory tax rate of 21% and our effective income tax rate for both the three and six months ended June 30, 2024 and 2023 was primarily a result of state and local income taxes and other permanent book-to-tax differences.
The increase in our income tax provision for the three and six months ended June 30, 2024, when compared to the three and six months ended June 30, 2023, was predominantly due to greater income before income taxes. The decrease in our effective income tax rate for the three and six months ended June 30, 2024, when compared to the three and six months ended June 30, 2023, was attributable to the impact of favorable discrete tax items during the first half of 2024.
As of June 30, 2024 and December 31, 2023, we had no unrecognized income tax benefits.
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. Our income tax returns are subject to audit by various taxing authorities and are currently under examination for the years 2019 through 2021.
NOTE 10 - Common Stock
As of June 30, 2024 and December 31, 2023, there were 46,712,350 and 47,047,265 shares of our common stock outstanding, respectively.
During the three months ended June 30, 2024 and 2023, we issued 12,506 and 42,578 shares of common stock, respectively. During the six months ended June 30, 2024 and 2023, we issued 80,579 and 114,654 shares of common stock, respectively. These shares were issued upon either the satisfaction of required conditions under our share-based compensation plans or the purchase of common stock pursuant to our employee stock purchase plan, prior to the discontinuation of such employee stock purchase plan at the end of 2023.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.25 per share.
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. In June 2024, our Board increased such amount by $500 million. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $2.65 billion of our outstanding common stock. During the six months ended June 30, 2024, we repurchased approximately 0.4 million shares of our common stock for approximately $150.3 million, inclusive of the applicable excise tax. Since the inception of the repurchase program through June 30, 2024, we have repurchased approximately 26.2 million shares of our common stock for approximately $2.04 billion. As of June 30, 2024, there remained authorization for us to repurchase approximately $610.8 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2023 Credit Agreement placing limitations on such repurchases.
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
Components of Net Periodic Pension Cost
The components of net periodic pension (income) cost of the UK Plan for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Interest cost	$2,362	$2,451	$4,738	$4,827
Expected return on plan assets	(3,213)	(2,878)	(6,445)	(5,669)
Amortization of unrecognized loss	648	658	1,301	1,297
Net periodic pension (income) cost	$(203)	$231	$(406)	$455
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
Surety Bonds
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of June 30, 2024, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $2.1 billion, which represents approximately 23% of our total remaining performance obligations.
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds may be issued as collateral for certain insurance obligations. As of June 30, 2024, we satisfied approximately $48.1 million of the collateral requirements of our insurance programs by utilizing surety bonds.
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
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. As of June 30, 2024 and December 31, 2023, the estimated current portion of such undiscounted insurance liabilities, included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets, were $53.6 million and $51.0 million, respectively. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” as of June 30, 2024 and December 31, 2023 were $233.5 million and $229.8 million, respectively. The current portion of anticipated insurance recoveries of $12.2 million and $11.9 million as of June 30, 2024 and December 31, 2023, respectively, were included in “Prepaid expenses and other” and the non-current portion of anticipated insurance recoveries of $47.5 million and $48.8 million as of June 30, 2024 and December 31, 2023, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets.
NOTE 13 - Additional Cash Flow Information
The following table presents additional cash flow information for the six months ended June 30, 2024 and 2023 (in thousands):

	For the six months ended June 30,
	2024	2023
Cash paid for:
Interest	$856	$9,678
Income taxes	$191,694	$98,626
Right-of-use assets obtained in exchange for new operating lease liabilities	$65,180	$70,059
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,566	$457

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
•United States building services;
•United States industrial services; and
•United Kingdom building services.
The following tables present financial information for each of our reportable segments for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the three months ended June 30,
	2024	2023
Revenues from unrelated entities:
United States electrical construction and facilities services	$799,994	$678,167
United States mechanical construction and facilities services	1,655,181	1,194,113
United States building services	781,108	775,012
United States industrial services	324,047	292,283
Total United States operations	3,560,330	2,939,575
United Kingdom building services	106,567	106,047
Total operations	$3,666,897	$3,045,622

Total revenues:
United States electrical construction and facilities services	$802,884	$679,006
United States mechanical construction and facilities services	1,669,887	1,209,242
United States building services	792,277	802,934
United States industrial services	326,312	293,057
Less intersegment revenues	(31,030)	(44,664)
Total United States operations	3,560,330	2,939,575
United Kingdom building services	106,567	106,047
Total operations	$3,666,897	$3,045,622

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)

	For the six months ended June 30,
	2024	2023
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,564,705	$1,322,913
United States mechanical construction and facilities services	3,082,846	2,272,671
United States building services	1,562,268	1,500,387
United States industrial services	678,100	623,166
Total United States operations	6,887,919	5,719,137
United Kingdom building services	211,254	216,917
Total operations	$7,099,173	$5,936,054

Total revenues:
United States electrical construction and facilities services	$1,569,623	$1,324,660
United States mechanical construction and facilities services	3,106,715	2,308,726
United States building services	1,596,150	1,551,544
United States industrial services	684,487	631,564
Less intersegment revenues	(69,056)	(97,357)
Total United States operations	6,887,919	5,719,137
United Kingdom building services	211,254	216,917
Total operations	$7,099,173	$5,936,054

	For the three months ended June 30,
	2024	2023
Operating income (loss):
United States electrical construction and facilities services	$88,577	$50,722
United States mechanical construction and facilities services	213,440	119,847
United States building services	46,839	46,137
United States industrial services	12,746	7,887
Total United States operations	361,602	224,593
United Kingdom building services	5,777	5,927
Corporate administration	(34,571)	(33,853)
Total operations	332,808	196,667
Other items:
Net periodic pension income (cost)	221	(282)
Interest income (expense), net	6,106	(2,692)
Income before income taxes	$339,135	$193,693

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)

	For the six months ended June 30,
	2024	2023
Operating income (loss):
United States electrical construction and facilities services	$180,166	$91,238
United States mechanical construction and facilities services	364,160	206,074
United States building services	80,298	83,787
United States industrial services	30,712	22,907
Total United States operations	655,336	404,006
United Kingdom building services	11,154	11,351
Corporate administration	(73,729)	(63,780)
Total operations	592,761	351,577
Other items:
Net periodic pension income (cost)	443	(556)
Interest income (expense), net	13,647	(4,524)
Income before income taxes	$606,851	$346,497

	June 30, 2024	December 31, 2023
Total assets:
United States electrical construction and facilities services	$1,242,145	$1,243,707
United States mechanical construction and facilities services	2,599,846	2,242,833
United States building services	1,424,862	1,382,664
United States industrial services	637,802	571,658
Total United States operations	5,904,655	5,440,862
United Kingdom building services	275,714	277,066
Corporate administration	892,180	891,793
Total operations	$7,072,549	$6,609,721

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
The following table presents selected financial data for the three months ended June 30, 2024 and 2023 (in thousands, except percentages and per share data):

	For the three months ended June 30,
	2024	2023
Revenues	$3,666,897	$3,045,622
Revenues increase from prior year	20.4%	12.5%
Gross profit	$684,001	$490,060
Gross profit as a percentage of revenues	18.7%	16.1%
Operating income	$332,808	$196,667
Operating income as a percentage of revenues	9.1%	6.5%
Net income	$247,572	$140,595
Diluted earnings per common share	$5.25	$2.95
Revenues of $3.67 billion for the quarter ended June 30, 2024 set a new quarterly record for the Company and represent an increase of 20.4% from revenues of $3.05 billion for the quarter ended June 30, 2023. Demand for our services continues to be strong across the majority of the market sectors we serve and, as described in further detail below, we experienced revenue growth within all of our reportable segments. Revenues for the second quarter of 2024 included incremental acquisition contribution of approximately $80.9 million.
Operating income for the quarter ended June 30, 2024 was $332.8 million, or 9.1% of revenues, establishing new quarterly records for the Company with respect to both operating income and operating margin. This compares to operating income of $196.7 million, or 6.5% of revenues, for the quarter ended June 30, 2023. The $136.1 million increase in operating income, and corresponding 260 basis point expansion in operating margin, were predominantly a result of improved operating performance within our United States construction segments, as described in further detail below. Operating income for the quarter ended June 30, 2024 included incremental acquisition contribution of $4.6 million, net of amortization expense attributable to identifiable intangible assets of $5.0 million.
Net income of $247.6 million, or $5.25 per diluted share, for the quarter ended June 30, 2024 compares favorably to net income of $140.6 million, or $2.95 per diluted share, for the quarter ended June 30, 2023. While the majority of the increase in our diluted earnings per share was a result of the increased operating income referenced above, diluted earnings per share for the quarter ended June 30, 2024 additionally benefited from a reduced weighted average share count given the impact of common stock repurchases made by us throughout 2023 and the first half of 2024.

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
We acquired four companies during the first half of 2024 for upfront consideration of $181.8 million, inclusive of our estimates of customary working capital adjustments. These acquisitions are comprised of: (a) two companies that have been included within our United States mechanical construction and facilities services segment, including: (i) a leading plumbing services provider in the Southeast region of the United States and (ii) a full service provider of mechanical construction and maintenance services in Central Texas, (b) a company, that has been included in our United States building services segment, which provides building automation and controls solutions in the Northeast region of the United States, and (c) an instrumentation and electrical contractor, that has been included in our United States industrial services segment, which provides electrical, automation, digital integration, and fabrication services to various energy sector and process equipment customers.
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
Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended June 30,
	2024	% of Total	2023	% of Total
Revenues:
United States electrical construction and facilities services	$799,994	22%	$678,167	22%
United States mechanical construction and facilities services	1,655,181	45%	1,194,113	39%
United States building services	781,108	21%	775,012	26%
United States industrial services	324,047	9%	292,283	10%
Total United States operations	3,560,330	97%	2,939,575	97%
United Kingdom building services	106,567	3%	106,047	3%
Total operations	$3,666,897	100%	$3,045,622	100%

	For the six months ended June 30,
	2024	% of Total	2023	% of Total
Revenues:
United States electrical construction and facilities services	$1,564,705	22%	$1,322,913	22%
United States mechanical construction and facilities services	3,082,846	43%	2,272,671	38%
United States building services	1,562,268	22%	1,500,387	25%
United States industrial services	678,100	10%	623,166	11%
Total United States operations	6,887,919	97%	5,719,137	96%
United Kingdom building services	211,254	3%	216,917	4%
Total operations	$7,099,173	100%	$5,936,054	100%

As described below in more detail, our consolidated revenues for the three months ended June 30, 2024 increased to $3.67 billion compared to $3.05 billion for the three months ended June 30, 2023, and our consolidated revenues for the six months ended June 30, 2024 increased to $7.10 billion compared to $5.94 billion for the six months ended June 30, 2023.
Revenues of our United States electrical construction and facilities services segment were $800.0 million and $1,564.7 million for the three and six months ended June 30, 2024, respectively, compared to revenues of $678.2 million and $1,322.9 million for the three and six months ended June 30, 2023, respectively. The increase in this segment’s revenues for both 2024 periods was primarily a result of growth within the network and communications market sector, predominantly due to our data center projects. Increased demand for cloud computing and data storage, driven in part by the emergence of artificial intelligence, has resulted in a greater number of construction project opportunities for us in several of the geographies in which we operate. In addition, this segment benefited from revenue growth within: (a) the transportation market sector, due to certain infrastructure projects currently underway, (b) the high-tech manufacturing market sector, inclusive of construction projects for customers engaged in the design and manufacturing of semiconductors, and (c) the manufacturing and industrial market sector, driven by increased activity with various energy sector customers. These increases were partially offset by a reduction in revenues within the commercial market sector due in part to reduced demand across the commercial real estate industry.
Our United States mechanical construction and facilities services segment revenues for the three months ended June 30, 2024 were $1,655.2 million, a $461.1 million increase compared to revenues of $1,194.1 million for the three months ended June 30, 2023. Revenues of this segment for the six months ended June 30, 2024 were $3,082.8 million, an $810.2 million increase compared to revenues of $2,272.7 million for the six months ended June 30, 2023. This segment’s results for both 2024 periods included $56.2 million of incremental acquisition revenues. Excluding the impact of acquisitions, the increases in this segment’s revenues were attributable to revenue growth within the majority of the market sectors in which we operate, as well as greater levels of short-duration projects and service work. From a market sector perspective, we experienced notable increases within: (a) the high-tech manufacturing market sector, as a result of stronger demand for our mechanical construction and/or fire protection services by certain customers: (i) engaged in either the design and manufacturing of semiconductors or the production and development of electric vehicles and/or lithium batteries and (ii) within the biotech, life-sciences, and pharmaceutical industries, (b) the network and communications market sector, due to increased data center project activity as this segment benefited from the same market demand described above within our United States electrical construction and facilities services segment, (c) the institutional market sector, given several public sector projects which were active during the first half of 2024, (d) the manufacturing and industrial market sector, due to continued re-shoring of critical supply chain by certain of our customers as well as an increase in food processing project revenue, (e) the healthcare market sector, given an increase in projects throughout several of the regions in which we operate, and (f) the water and wastewater market sector, driven by construction activity on several projects within the Southeast region of the United States. Partially offsetting these increases was a reduction in revenues within the commercial market sector, largely as a result of the completion of various warehouse and distribution projects, which were active in 2023.
Revenues of our United States building services segment for the three months ended June 30, 2024 were $781.1 million compared to revenues of $775.0 million for the three months ended June 30, 2023. Excluding incremental revenues from acquired companies of $13.0 million, this segment’s revenues for the three months ended June 30, 2024 decreased modestly by $6.9 million, as revenue growth from its mechanical services division was more than offset by revenue declines within its commercial site-based services and government site-based services divisions due to the loss of certain facilities maintenance contracts not renewed pursuant to rebid. Revenues of this segment for the six months ended June 30, 2024 were $1,562.3 million compared to revenues of $1,500.4 million for the six months ended June 30, 2023. Excluding incremental revenues from acquired companies of $20.9 million, this segment’s revenues for the six months ended June 30, 2024 increased by $41.0 million as the revenue growth within its mechanical services division more than offset the aforementioned contract losses within the commercial site-based services and government site-based services divisions. Within both 2024 periods, this segment’s mechanical services division benefited from increased: (a) HVAC project and retrofit work, as a result of greater: (i) project execution stemming from the increased availability of materials and equipment when compared to the prior year period, which experienced greater supply chain disruptions and delays, and (ii) demand for system upgrades and replacements, partially as our customers continue to seek ways to improve the energy efficiency or indoor air quality of their facilities, (b) service repair and maintenance volumes, given growth in our service contract base, and (c) building automation and controls projects, as we continue to expand our service offerings in this area.
Revenues of our United States industrial services segment for the three months ended June 30, 2024 were $324.0 million, compared to revenues of $292.3 million for the three months ended June 30, 2023. Revenues of this segment for the six months ended June 30, 2024 were $678.1 million, compared to revenues of $623.2 million for the six months ended June 30, 2023. This segment’s results for the three and six months ended June 30, 2024 included $11.7 million of incremental revenues from an acquired company. Excluding such acquisition contribution, the increase in this segment’s revenues for both 2024 periods resulted from: (a) its field services division due to greater turnaround project demand, including scope growth on certain projects, and (b) its shop services division due to greater new build heat exchanger sales.

Our United Kingdom building services segment revenues were $106.6 million and $211.3 million for the three and six months ended June 30, 2024, respectively, compared to revenues of $106.0 million and $216.9 million for the three and six months ended June 30, 2023, respectively. The decrease in this segment’s revenues for the six months ended June 30, 2024 was a result of: (a) a reduction in project activity, notably within the network and communications market sector, and (b) the loss of certain facilities maintenance contracts not renewed pursuant to rebid. Revenues of this segment for the three and six months ended June 30, 2024 were positively impacted by $0.9 million and $5.2 million, respectively, as a result of favorable exchange rate movements for the British pound versus the United States dollar.
Cost of sales and gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales), and gross profit as a percentage of revenues (“gross profit margin”) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Cost of sales	$2,982,896	$2,555,562	$5,825,863	$5,009,932
Gross profit	$684,001	$490,060	$1,273,310	$926,122
Gross profit margin	18.7%	16.1%	17.9%	15.6%
Our gross profit for the three months ended June 30, 2024 was $684.0 million, or 18.7% of revenues, compared to gross profit of $490.1 million, or 16.1% of revenues, for the three months ended June 30, 2023. Gross profit for the six months ended June 30, 2024 was $1,273.3 million, or 17.9% of revenues, compared to gross profit of $926.1 million, or 15.6% of revenues, for the six months ended June 30, 2023. The increase in gross profit and the expansion in gross profit margin for both 2024 periods were the result of stronger operating performance across each of our domestic reportable segments due to an improved revenue mix, excellent project execution, and/or favorable pricing. Our gross profit for the three and six months ended June 30, 2024 included incremental acquisition contribution of $14.8 million and $16.5 million, respectively, net of amortization expense attributable to identifiable intangible assets of $3.0 million in each period.
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

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Selling, general and administrative expenses	$351,193	$293,393	$680,549	$574,545
SG&A margin	9.6%	9.6%	9.6%	9.7%
Our selling, general and administrative expenses for the three months ended June 30, 2024 were $351.2 million, or 9.6% of revenues, compared to selling, general and administrative expenses of $293.4 million, or 9.6% of revenues, for the three months ended June 30, 2023. Selling, general and administrative expenses for the six months ended June 30, 2024 were $680.5 million, or 9.6% of revenues, compared to selling, general and administrative expenses of $574.5 million, or 9.7% of revenues, for the six months ended June 30, 2023. Selling, general and administrative expenses for the three and six months ended June 30, 2024 included $10.2 million and $13.1 million, respectively, of incremental expenses directly related to companies acquired in 2024 and 2023, including amortization expense attributable to identifiable intangible assets of $2.0 million and $3.1 million, respectively.
Excluding incremental expenses from businesses acquired, the increase in selling, general and administrative expenses for both 2024 periods was predominantly attributable to greater: (a) salaries and related employment expenses, largely as a result of additional headcount to support our organic revenue growth as well as annual cost of living adjustments, and (b) incentive compensation expense across the majority of our reportable segments, due to higher projected annual operating results. In addition, the increase in selling, general and administrative expenses for the six months ended June 30, 2024 was partially a result of an increase in the provision for credit losses, primarily due to a reserve taken in the first quarter of 2024 for a specific customer bankruptcy within our United States building services segment.

Operating income (loss)
The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues (“operating margin”) (in thousands, except for percentages):

	For the three months ended June 30,
	2024	% of Segment Revenues	2023	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$88,577	11.1%	$50,722	7.5%
United States mechanical construction and facilities services	213,440	12.9%	119,847	10.0%
United States building services	46,839	6.0%	46,137	6.0%
United States industrial services	12,746	3.9%	7,887	2.7%
Total United States operations	361,602	10.2%	224,593	7.6%
United Kingdom building services	5,777	5.4%	5,927	5.6%
Corporate administration	(34,571)	—	(33,853)	—
Total operations	332,808	9.1%	196,667	6.5%
Other items:
Net periodic pension income (cost)	221		(282)
Interest income (expense), net	6,106		(2,692)
Income before income taxes	$339,135		$193,693

	For the six months ended June 30,
	2024	% of Segment Revenues	2023	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$180,166	11.5%	$91,238	6.9%
United States mechanical construction and facilities services	364,160	11.8%	206,074	9.1%
United States building services	80,298	5.1%	83,787	5.6%
United States industrial services	30,712	4.5%	22,907	3.7%
Total United States operations	655,336	9.5%	404,006	7.1%
United Kingdom building services	11,154	5.3%	11,351	5.2%
Corporate administration	(73,729)	—	(63,780)	—
Total operations	592,761	8.3%	351,577	5.9%
Other items:
Net periodic pension income (cost)	443		(556)
Interest income (expense), net	13,647		(4,524)
Income before income taxes	$606,851		$346,497
Operating income for the three months ended June 30, 2024 was $332.8 million, an increase of $136.1 million compared to operating income of $196.7 million for the three months ended June 30, 2023. Operating margin for the three months ended June 30, 2024 was 9.1% compared to an operating margin of 6.5% for the three months ended June 30, 2023. For the six months ended June 30, 2024, operating income was $592.8 million, an increase of $241.2 million compared to operating income of $351.6 million for the six months ended June 30, 2023. Operating margin for the six months ended June 30, 2024 was 8.3% compared to an operating margin of 5.9% for the six months ended June 30, 2023. As described in more detail below, these increases in profitability were predominantly a result of improved operating performance within our United States construction segments, due to a more favorable mix of work and better project execution, including enhanced productivity, due in part to investments in virtual design and construction, prefabrication, and automation.
Operating income for the three and six months ended June 30, 2024 included incremental acquisition contribution of $4.6 million and $3.4 million, respectively, net of amortization expense attributable to identifiable intangible assets of $5.0 million and $6.1 million, respectively.

Operating income of our United States electrical construction and facilities services segment was $88.6 million, or 11.1% of revenues, for the three months ended June 30, 2024, compared to $50.7 million, or 7.5% of revenues, for the three months ended June 30, 2023. Operating income of this segment for the six months ended June 30, 2024 was $180.2 million, or 11.5% of revenues, compared to $91.2 million, or 6.9% of revenues, for the six months ended June 30, 2023. The increases in operating income and operating margin of this segment for both 2024 periods were a result of greater gross profit and gross profit margin from projects within the majority of the market sectors in which we operate, due to both an increase in revenues as well as a more favorable mix of work. While the most significant increase in gross profit was experienced within the network and communications market sector, this segment additionally benefited from greater gross profit recognized on projects within the transportation, institutional, high-tech manufacturing, and manufacturing and industrial market sectors.
Our United States mechanical construction and facilities services segment’s operating income for the three months ended June 30, 2024 was $213.4 million, or 12.9% of revenues, compared to operating income of $119.8 million, or 10.0% of revenues, for the three months ended June 30, 2023. Operating income of this segment for the six months ended June 30, 2024 was $364.2 million, or 11.8% of revenues, compared to $206.1 million, or 9.1% of revenues, for the six months ended June 30, 2023. This segment’s operating income for the three and six months ended June 30, 2024 included incremental acquisition contribution of $4.8 million, net of amortization expense attributable to identifiable intangible assets of $3.4 million. Excluding the impact of acquisitions, the increases in operating income and operating margin of this segment for both 2024 periods were primarily a result of contribution from projects within: (a) the high-tech manufacturing market sector, including certain mechanical construction or fire protection projects for customers engaged in either the design or manufacturing of semiconductors or the production and development of electric vehicles and/or lithium batteries, (b) the network and communications market sector, and (c) the commercial market sector, including various fire protection projects. While the most significant increases in gross profit were seen within the above referenced market sectors, this segment also experienced increases in gross profit within the majority of the other market sectors in which we operate. In addition to the increases in gross profit margin referenced above, operating margin of our United States mechanical construction and facilities services segment for both 2024 periods benefited from a reduction in the ratio of selling, general and administrative expenses to revenues given an increase in revenues without a commensurate increase in certain overhead costs.
Operating income of our United States building services segment was $46.8 million, or 6.0% of revenues, for the three months ended June 30, 2024 compared to $46.1 million, or 6.0% of revenues, for the three months ended June 30, 2023. Operating income of this segment for the six months ended June 30, 2024 was $80.3 million, or 5.1% of revenues, compared to $83.8 million, or 5.6% of revenues, for the six months ended June 30, 2023. For both 2024 periods, increased gross profit and gross profit margin from this segment’s mechanical services division, due to greater profitability across the majority if its service lines, was partially offset by reductions in gross profit and gross profit margin from its commercial site-based services and government site-based services divisions, given the loss of certain facilities maintenance contracts not renewed pursuant to rebid. Operating income and operating margin for the six months ended June 30, 2024 were negatively impacted by an $11.0 million reserve recorded during the first quarter of 2024 for a specific customer bankruptcy within this segment’s commercial site-based services division. Such reserve negatively impacted the operating margin of this segment for the first half of 2024 by 70 basis points.
Our United States industrial services segment reported operating income of $12.7 million, or 3.9% of revenues, for the three months ended June 30, 2024, compared to operating income of $7.9 million, or 2.7% of revenues, for the three months ended June 30, 2023. For the six months ended June 30, 2024, this segment reported operating income of $30.7 million, or 4.5% of revenues, compared to operating income of $22.9 million, or 3.7% of revenues, for the six months ended June 30, 2023. Operating income and operating margin of this segment for both 2024 periods benefited from an improvement in gross profit margin, primarily within the shop services division, largely due to favorable pricing and greater indirect cost absorption.
Operating income of our United Kingdom building services segment was $5.8 million, or 5.4% of revenues, for the three months ended June 30, 2024, compared to $5.9 million, or 5.6% of revenues, for the three months ended June 30, 2023. Operating income for the six months ended June 30, 2024 was $11.2 million, or 5.3% of revenues, compared to $11.4 million, or 5.2% of revenues, for the six months ended June 30, 2023. Despite a difficult operating environment within the United Kingdom, we continue to optimize our project and service mix while seeking to effectively leverage the overhead cost structure of this segment, resulting in operating performance which is relatively consistent with that of the prior year period.
Our corporate administration expenses for the three months ended June 30, 2024 of $34.6 million were generally consistent with the $33.9 million reported for the three months ended June 30, 2023. For the six months ended June 30, 2024, our corporate administrative expenses were $73.7 million, compared to $63.8 million for the six months ended June 30, 2023. The increase in corporate expenses for the first six months of 2024 was primarily due to greater employment compensation costs, including certain severance expenses recorded during the first quarter of 2024 as well as an increase in share-based compensation expense. In addition, we experienced an increase in computer hardware and software costs, due to various information technology and cybersecurity initiatives currently in process.

Other items
As a result of an increase in our average daily invested cash balance, coupled with the repayment, in December of 2023, of all previously outstanding borrowings under our credit facility, we generated net interest income for the three and six months ended June 30, 2024 of $6.1 million and $13.6 million, respectively, compared to net interest expense of $2.7 million and $4.5 million for the three and six months ended June 30, 2023, respectively.
For the three and six months ended June 30, 2024, our income tax provision was $91.6 million and $162.1 million, respectively, compared to an income tax provision of $53.1 million and $94.4 million for the three and six months ended June 30, 2023, respectively. Our effective income tax rate for the three and six months ended June 30, 2024 was 27.0% and 26.7%, respectively, compared to an effective income tax rate for the three and six months ended June 30, 2023 of 27.4% and 27.3%, respectively. Refer to Note 9 - Income Taxes of the notes to consolidated financial statements for further discussion regarding our income tax provision and effective income tax rate.
Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	June 30, 2024	% of Total	December 31, 2023	% of Total	June 30, 2023	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$2,632,120	29%	$2,387,844	27%	$2,180,133	26%
United States mechanical construction and facilities services	4,758,744	53%	4,940,519	56%	4,552,211	55%
United States building services	1,345,089	15%	1,264,818	14%	1,255,165	15%
United States industrial services	99,022	1%	113,291	1%	144,731	2%
Total United States operations	8,834,975	98%	8,706,472	98%	8,132,240	98%
United Kingdom building services	164,248	2%	140,949	2%	153,919	2%
Total operations	$8,999,223	100%	$8,847,421	100%	$8,286,159	100%
Our remaining performance obligations at June 30, 2024 were approximately $9.0 billion compared to approximately $8.8 billion at December 31, 2023 and approximately $8.3 billion at June 30, 2023. The increase in remaining performance obligations at June 30, 2024, when compared to December 31, 2023, was attributable to an increase in remaining performance obligations within: (a) our United States electrical construction and facilities services segment, largely as a result of the award of several construction contracts within the institutional and healthcare market sectors, (b) our United States building services segment, primarily due to increased project opportunities across its mechanical services division, and (c) our United Kingdom building services segment given an increase in maintenance and project work within the manufacturing and industrial market sector. These increases in remaining performance obligations were partially offset by decreases within: (x) our United States mechanical construction and facilities services segment due to the significant organic revenue growth experienced during the first half of 2024,particularly within the high-tech manufacturing market sector, as well as the timing of the release of certain projects which are currently being pursued, and (y) our United States industrial services segment due to the completion and/or shipment of several new build heat exchangers at the end of the second quarter of 2024. Remaining performance obligations increased by $221.0 million as a result of acquisitions made by us during 2024.
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
As of June 30, 2024, we had cash and cash equivalents, excluding restricted cash, of $807.3 million, which are maintained in depository accounts and highly liquid investments with original maturity dates of three months or less. Both our short-term and long-term liquidity requirements are expected to be met through our cash and cash equivalent balances, cash generated from our operations, and, as necessary, the borrowing capacity under our revolving credit facility. Our credit agreement provides for a $1.30 billion revolving credit facility, for which there was $1.23 billion of available capacity as of June 30, 2024.
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
Cash Flows
The following table presents a summary of our operating, investing, and financing cash flows (in thousands):

	For the six months ended June 30,
	2024	2023
Net cash provided by operating activities	$411,958	$214,932
Net cash used in investing activities	$(211,139)	$(48,434)
Net cash used in financing activities	$(181,444)	$(126,370)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(927)	$5,856
Increase in cash, cash equivalents, and restricted cash	$18,448	$45,984
During the six months ended June 30, 2024, our cash balance, including cash equivalents and restricted cash, increased by approximately $18.4 million from $789.8 million at December 31, 2023 to $808.2 million at June 30, 2024. Changes in our cash position from December 31, 2023 to June 30, 2024 are described in further detail below.
Operating Activities – Operating cash flows generally represent our net income as adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2024 was approximately $412.0 million compared to approximately $214.9 million for the six months ended June 30, 2023. The favorable operating cash flow performance period-over-period was almost entirely a result of our improved operating performance and the corresponding increase in our net income.
Investing Activities – Investing cash flows consist primarily of payments for acquisition of businesses, capital expenditures, and proceeds from the sale or disposal of property, plant, and equipment. Net cash used in investing activities for the six months ended June 30, 2024 increased by approximately $162.7 million compared to the six months ended June 30, 2023, primarily due to an increase in payments for acquisitions.
Financing Activities – Financing cash flows consist primarily of the issuance and repayment of short-term and long-term debt, repurchases of common stock, payments of dividends to stockholders, and the issuance of common stock through certain equity plans. Net cash used in financing activities for the six months ended June 30, 2024 was $181.4 million compared to net cash used in financing activities for the six months ended June 30, 2023 of $126.4 million. The $55.1 million variance was primarily due to an increase in common stock repurchases made by us during the first half of 2024. The timing of common stock repurchases is at management’s discretion subject to securities laws and other legal requirements and depends upon several factors, including market and business conditions, current and anticipated future liquidity, share price, and share availability, among others. For additional detail regarding our share repurchase program, refer to Note 10 - Common Stock of the notes to consolidated financial statements.

We currently pay a regular quarterly dividend of $0.25 per share. For the six months ended June 30, 2024 and 2023, cash payments related to dividends were $20.2 million and $15.7 million, respectively. Our credit agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay such quarterly dividends for the foreseeable future.
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash – We are exposed to fluctuations in foreign currency exchange rates, almost entirely with respect to the British pound. Therefore, the $6.8 million variance between the six months ended June 30, 2024 and 2023 was a direct result of exchange rate movements for the British pound versus the United States dollar.
Material Cash Requirements from Contractual and Other Obligations
As of June 30, 2024, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
Outstanding Debt and Interest Payments – As of June 30, 2024, there were no direct borrowings outstanding under our revolving credit facility. Interest payments on any future borrowings will be determined based on prevailing interest rates at that time. Refer to Note 7 - Debt of the notes to consolidated financial statements for further detail of our debt obligations, including our revolving credit facility.
Operating and Finance Leases – In the normal course of business, we lease real estate, vehicles, and equipment under various arrangements which are classified as either operating or finance leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $410.4 million at June 30, 2024, with $94.7 million payable within the next 12 months.
Open Purchase Obligations – As of June 30, 2024, we had $2.32 billion of open purchase obligations, of which payments totaling approximately $1.93 billion are expected to become due within the next 12 months. These obligations represent open purchase orders to suppliers and subcontractors related to our construction and services contracts. These purchase orders are not reflected in the Consolidated Balance Sheets and are not expected to impact future liquidity as amounts should be recovered through customer billings.
Insurance Obligations – As described in further detail in Note 12 - Commitments and Contingencies of the notes to consolidated financial statements, we have loss payment deductibles and/or self-insured retentions for certain insurance matters. As of June 30, 2024, our insurance liabilities, net of estimated recoveries, were $227.4 million. Of this net amount, approximately $41.4 million is estimated to be payable within the next 12 months. Due to many uncertainties inherent in resolving these matters, it is not practical to estimate these payments beyond such period. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase.
Contingent Consideration Liabilities – We have incurred liabilities related to contingent consideration arrangements associated with certain acquisitions, payable in the event discrete performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The aggregate amount of these liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance during such post-acquisition periods, and accretion in present value. As of June 30, 2024, the present value of expected future payments relating to these contingent consideration arrangements was $27.2 million. Of this amount, $15.5 million is estimated as being payable within the next 12 months, with the remainder due pursuant to the terms of our contractual agreements, some of which extend into 2027.
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

Off-Balance Sheet Arrangements and Other Commercial Commitments
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of June 30, 2024, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $2.1 billion, which represents approximately 23% of our total remaining performance obligations.
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
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds or letters of credit may be issued as collateral for certain insurance obligations. As of June 30, 2024, we satisfied approximately $48.1 million and $71.1 million of the collateral requirements of our insurance programs by utilizing surety bonds and letters of credit, respectively. All such letters of credit were issued under our revolving credit facility, therefore reducing the available capacity of such facility.
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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements is based on the application of significant accounting policies, which require management to make estimates and assumptions. Our significant accounting policies are described further in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2023. We base our estimates on historical experience, known or expected trends, third-party valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. There have been no significant changes to our critical accounting policies or methods during the six months ended June 30, 2024.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the six months ended June 30, 2024, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
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
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction, building services, and industrial services operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of approximately 14,000 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, our fixed price contracts generally do not allow us to adjust our prices and, as a result, increases in material costs could reduce our profitability with respect to projects in progress.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2024 to April 30, 2024	—	—	—	$221,861,879
May 1, 2024 to May 31, 2024	—	—	—	$221,861,879
June 1, 2024 to June 30, 2024	295,756	$371.93	295,756	$610,801,284
Total	295,756	$371.93	295,756

(1)In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. In June 2024, our Board increased such amount by $500 million. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $2.65 billion of our outstanding common stock. As of June 30, 2024, there remained authorization for us to repurchase approximately $610.8 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. Refer to Note 10 - Common Stock of the notes to consolidated financial statements for further information regarding our share repurchase program.
(2)Excludes 344 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.
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
ITEM 5.   OTHER INFORMATION.
During the quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any: (a) contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1 or (b) non 10b5-1 trading arrangement, each as defined in Item 408(a) of Regulation S-K.

ITEM 6.   EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(a-6)	Certificate of Amendment of Restated Certificate of Incorporation of EMCOR	Exhibit 3.1 to EMCOR’s Report on Form 8-K (Date of Report June 8, 2023)
3(b)	Second Amended and Restated By-Laws of EMCOR	Exhibit 3.1 to EMCOR’s Report on Form 8-K (Date of Report October 25, 2022)
10(a-1)	Severance Agreement dated as of May 8, 2024 between EMCOR and Jason R. Nalbandian	Filed herewith
10(a-2)	Continuity Agreement dated as of May 8, 2024 between EMCOR and Jason R. Nalbandian	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President, and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Jason R. Nalbandian, the Senior Vice President, Chief Financial Officer and Chief Accounting Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President, and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Senior Vice President, Chief Financial Officer and Chief Accounting Officer	Furnished
95.1	Information concerning mine safety violations or other regulatory matters	Filed herewith
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.
Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 25, 2024

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ JASON R. NALBANDIAN
Jason R. Nalbandian
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)