Form 10-Q
period 2024-09-30
EMCOR Group, Inc.
filed 2024-10-31
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Number of shares of Common Stock outstanding as of the close of business on October 25, 2024: 46,002,059 shares.

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
•increased competition;
•adverse outcomes in connection with legal proceedings, claims, lawsuits, or governmental investigations;
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

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	(Unaudited) September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,035,534	$789,750
Accounts receivable, less allowance for credit losses of $32,702 and $22,502, respectively	3,509,202	3,203,490
Contract assets	296,523	269,885
Inventories	94,475	110,774
Prepaid expenses and other	70,681	73,072
Total current assets	5,006,415	4,446,971
Property, plant, and equipment, net	204,547	179,378
Operating lease right-of-use assets	322,912	310,498
Goodwill	1,002,218	956,549
Identifiable intangible assets, net	648,123	586,032
Other assets	137,737	130,293
Total assets	$7,321,952	$6,609,721
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$897,059	$935,967
Contract liabilities	1,881,444	1,595,109
Accrued payroll and benefits	753,680	596,936
Other accrued expenses and liabilities	312,799	315,107
Operating lease liabilities, current	80,245	75,236
Total current liabilities	3,925,227	3,518,355
Operating lease liabilities, long-term	269,517	259,430
Other long-term obligations	368,089	361,121
Total liabilities	4,562,833	4,138,906
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 61,175,811 and 61,094,042 shares issued, respectively	612	611
Capital surplus	96,939	91,813
Accumulated other comprehensive loss	(76,279)	(85,704)
Retained earnings	4,497,430	3,814,439
Treasury stock, at cost 15,178,383 and 14,046,777 shares, respectively	(1,760,620)	(1,351,381)
Total EMCOR Group, Inc. stockholders’ equity	2,758,082	2,469,778
Noncontrolling interests	1,037	1,037
Total equity	2,759,119	2,470,815
Total liabilities and equity	$7,321,952	$6,609,721
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues	$3,696,924	$3,207,598	$10,796,097	$9,143,652
Cost of sales	2,962,198	2,662,126	8,788,061	7,672,058
Gross profit	734,726	545,472	2,008,036	1,471,594
Selling, general and administrative expenses	371,188	308,139	1,051,737	882,684
Impairment loss on long-lived assets	—	2,350	—	2,350
Operating income	363,538	234,983	956,299	586,560
Net periodic pension income (cost)	227	(284)	670	(840)
Interest income (expense), net	8,312	(90)	21,959	(4,614)
Income before income taxes	372,077	234,609	978,928	581,106
Income tax provision	101,814	64,863	263,944	159,292
Net income including noncontrolling interests	270,263	169,746	714,984	421,814
Net income attributable to noncontrolling interests	—	337	—	337
Net income attributable to EMCOR Group, Inc.	$270,263	$169,409	$714,984	$421,477

Basic earnings per common share	$5.83	$3.59	$15.27	$8.88

Diluted earnings per common share	$5.80	$3.57	$15.21	$8.85

Dividends declared per common share	$0.25	$0.18	$0.68	$0.51
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income including noncontrolling interests	$270,263	$169,746	$714,984	$421,814
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,933	(5,368)	7,962	503
Post-retirement plans, amortization of actuarial loss included in net income (1)	497	538	1,463	1,591
Other comprehensive income (loss)	9,430	(4,830)	9,425	2,094
Comprehensive income	279,693	164,916	724,409	423,908
Comprehensive income attributable to noncontrolling interests	—	337	—	337
Comprehensive income attributable to EMCOR Group, Inc.	$279,693	$164,579	$724,409	$423,571
_________
(1)Net of tax of $0.2 million for each of the three months ended September 30, 2024 and 2023, and net of tax of $0.5 million for each of the nine months ended September 30, 2024 and 2023.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows - operating activities:
Net income including noncontrolling interests	$714,984	$421,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,799	38,444
Amortization of identifiable intangible assets	56,559	49,335
Provision for credit losses	12,585	5,256
Non-cash expense for impairment of long-lived assets	—	2,350
Non-cash share-based compensation expense	16,170	10,703
Other reconciling items	(7,893)	(9,121)
Changes in operating assets and liabilities, excluding the effect of businesses acquired	104,198	(42,884)
Net cash provided by operating activities	938,402	475,897
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(189,208)	(89,741)
Proceeds from sale or disposal of property, plant, and equipment	2,765	12,015
Purchases of property, plant, and equipment	(57,244)	(56,306)
Net cash used in investing activities	(243,687)	(134,032)
Cash flows - financing activities:
Proceeds from revolving credit facility	—	100,000
Repayments of revolving credit facility	—	(100,000)
Repayments of long-term debt	—	(142,813)
Repayments of finance lease liabilities	(2,144)	(2,138)
Dividends paid to stockholders	(31,884)	(24,198)
Repurchases of common stock	(405,425)	(105,299)
Taxes paid related to net share settlements of equity awards	(12,095)	(5,365)
Issuances of common stock under employee stock purchase plan	943	6,769
Payments for contingent consideration arrangements	(4,427)	(3,113)
Net cash used in financing activities	(455,032)	(276,157)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7,377	856
Increase in cash, cash equivalents, and restricted cash	247,060	66,564
Cash, cash equivalents, and restricted cash at beginning of year (1)	789,750	457,068
Cash, cash equivalents, and restricted cash at end of period (2)	$1,036,810	$523,632
_________
(1)Includes $0.6 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheet as of December 31, 2022.
(2)Includes $1.3 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheet as of September 30, 2024.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended September 30, 2023 and 2024
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, June 30, 2023	$2,118,087	$611	$81,556	$(86,527)	$3,450,553	$(1,328,808)	$702
Net income including noncontrolling interests	169,746	—	—	—	169,409	—	337
Other comprehensive loss	(4,830)	—	—	(4,830)	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(70)	—	(70)	—	—	—	—
Common stock issued under employee stock purchase plan	2,328	—	2,328	—	—	—	—
Common stock dividends	(8,484)	—	36	—	(8,520)	—	—
Repurchases of common stock (2)	24	—	—	—	—	24	—
Share-based compensation expense	3,168	—	3,168	—	—	—	—
Balance, September 30, 2023	$2,279,969	$611	$87,018	$(91,357)	$3,611,442	$(1,328,784)	$1,039

Balance, June 30, 2024	$2,745,597	$612	$92,434	$(85,709)	$4,238,867	$(1,501,644)	$1,037
Net income including noncontrolling interests	270,263	—	—	—	270,263	—	—
Other comprehensive income	9,430	—	—	9,430	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(329)	—	(329)	—	—	—	—
Common stock dividends	(11,665)	—	35	—	(11,700)	—	—
Repurchases of common stock	(258,976)	—	—	—	—	(258,976)	—
Share-based compensation expense	4,799	—	4,799	—	—	—	—
Balance, September 30, 2024	$2,759,119	$612	$96,939	$(76,279)	$4,497,430	$(1,760,620)	$1,037
 _________
(1)Represents cumulative foreign currency translation adjustments and post-retirement liability adjustments.
(2)Represents adjustment to estimate of excise tax on net share repurchases. Estimates of excise tax are subject to change in subsequent quarters, particularly if the amount of our share issuances exceed our share repurchases, thereby reducing the estimated excise tax due for the annual period.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the nine months ended September 30, 2023 and 2024
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2022	$1,974,291	$609	$74,795	$(93,451)	$3,214,281	$(1,222,645)	$702
Net income including noncontrolling interests	421,814	—	—	—	421,477	—	337
Other comprehensive income	2,094	—	—	2,094	—	—	—
Common stock issued under share-based compensation plans	—	2	(2)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(5,365)	—	(5,365)	—	—	—	—
Common stock issued under employee stock purchase plan	6,769	—	6,769	—	—	—	—
Common stock dividends	(24,198)	—	118	—	(24,316)	—	—
Repurchases of common stock	(106,139)	—	—	—	—	(106,139)	—
Share-based compensation expense	10,703	—	10,703	—	—	—	—
Balance, September 30, 2023	$2,279,969	$611	$87,018	$(91,357)	$3,611,442	$(1,328,784)	$1,039

Balance, December 31, 2023	$2,470,815	$611	$91,813	$(85,704)	$3,814,439	$(1,351,381)	$1,037
Net income including noncontrolling interests	714,984	—	—	—	714,984	—	—
Other comprehensive income	9,425	—	—	9,425	—	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(12,095)	—	(12,095)	—	—	—	—
Common stock issued under employee stock purchase plan	943	—	943	—	—	—	—
Common stock dividends	(31,884)	—	109	—	(31,993)	—	—
Repurchases of common stock	(409,239)	—	—	—	—	(409,239)	—
Share-based compensation expense	16,170	—	16,170	—	—	—	—
Balance, September 30, 2024	$2,759,119	$612	$96,939	$(76,279)	$4,497,430	$(1,760,620)	$1,037
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
The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.
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
Based on an evaluation of individual projects that were substantially complete in prior periods but had revisions to total estimated cost or anticipated contract value that resulted in an increase to profitability in excess of $1.0 million, we recognized revenue during the three and nine months ended September 30, 2024 and 2023, as summarized in the following table (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
United States electrical construction and facilities services	$7,540	$4,223	$9,457	$4,287
United States mechanical construction and facilities services	5,672	5,814	9,351	18,353
Total impact	$13,212	$10,037	$18,808	$22,640

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Included in our results for the nine months ended September 30, 2024 was $12.3 million of gross profit, recognized in the second quarter of the year, on two contracts, which are currently in process, as a result of favorable developments on certain claims. Of this amount, $8.4 million was reported within our United States electrical construction and facilities services segment and $3.9 million was reported within our United States mechanical construction and facilities services segment.
Based on an evaluation of individual projects that had revisions to total estimated costs or anticipated contract value that resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted during the three and nine months ended September 30, 2024 and 2023, as summarized in the following table (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
United States electrical construction and facilities services	$—	$2,635	$16,758	$12,219
United States mechanical construction and facilities services	10,066	7,933	23,863	13,416
United States building services	—	—	—	2,977
Total impact	$10,066	$10,568	$40,621	$28,612
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide construction services relating to electrical and mechanical systems, as well as to provide a number of building services and industrial services to our customers. Our contracts are with many different customers in numerous industries.
The following tables provide further disaggregation of our revenues, by categories we use to evaluate our financial performance within each of our reportable segments, for the three and nine months ended September 30, 2024 and 2023 (in thousands, except for percentages). Refer to Note 14 - Segment Information of the notes to consolidated financial statements for additional information on how we disaggregate our revenues by reportable segment.

	For the three months ended September 30,
	2024	% of Total	2023	% of Total
United States electrical construction and facilities services:
Network and communications market sector	$367,555	43%	$236,454	34%
Commercial market sector	70,366	8%	104,270	15%
Manufacturing and industrial market sector	109,528	13%	97,788	14%
Healthcare market sector	62,102	7%	62,126	9%
High-tech manufacturing market sector	48,960	6%	33,482	5%
Institutional market sector	51,504	6%	37,916	6%
Transportation market sector	47,720	6%	43,287	6%
Water and wastewater market sector	8,038	1%	6,327	1%
Hospitality and entertainment market sector	16,835	2%	16,708	2%
Short-duration projects (1)	48,225	6%	43,481	6%
Service work	15,231	2%	15,927	2%
	846,064		697,766
Less intersegment revenues	(1,034)		(360)
Total segment revenues	$845,030		$697,406
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the three months ended September 30,
	2024	% of Total	2023	% of Total
United States mechanical construction and facilities services:
Network and communications market sector	$221,700	13%	$102,630	8%
Commercial market sector	243,629	15%	283,659	21%
Manufacturing and industrial market sector	176,127	11%	178,123	13%
Healthcare market sector	152,851	9%	123,025	9%
High-tech manufacturing market sector	388,084	23%	255,229	19%
Institutional market sector	136,218	8%	89,215	7%
Transportation market sector	13,834	1%	10,168	1%
Water and wastewater market sector	74,478	5%	65,219	5%
Hospitality and entertainment market sector	20,272	1%	14,716	1%
Short-duration projects (1)	71,085	4%	81,851	6%
Service work	165,540	10%	128,912	10%
	1,663,818		1,332,747
Less intersegment revenues	(1,607)		(3,147)
Total segment revenues	$1,662,211		$1,329,600
 ________
(1)Represents those projects which generally are completed within three months or less.

	For the three months ended September 30,
	2024	% of Total	2023	% of Total
United States building services:
Mechanical services	$599,371	75%	$542,371	66%
Commercial site-based services	151,852	19%	222,499	27%
Government site-based services	45,700	6%	52,848	7%
Total segment revenues	$796,923		$817,718

	For the three months ended September 30,
	2024	% of Total	2023	% of Total
United States industrial services:
Field services	$251,552	88%	$214,341	85%
Shop services	34,858	12%	37,807	15%
Total segment revenues	$286,410		$252,148

Total United States operations	$3,590,574		$3,096,872

	For the three months ended September 30,
	2024	% of Total	2023	% of Total
United Kingdom building services:
Service work	$49,530	47%	$54,286	49%
Project work	56,820	53%	56,440	51%
Total segment revenues	$106,350		$110,726

Total operations	$3,696,924		$3,207,598

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the nine months ended September 30,
	2024	% of Total	2023	% of Total
United States electrical construction and facilities services:
Network and communications market sector	$1,002,116	42%	$665,493	33%
Commercial market sector	233,365	10%	295,188	15%
Manufacturing and industrial market sector	313,454	13%	278,912	14%
Healthcare market sector	177,059	7%	182,442	9%
High-tech manufacturing market sector	137,306	6%	102,075	5%
Institutional market sector	128,075	5%	112,577	5%
Transportation market sector	147,701	6%	118,436	6%
Water and wastewater market sector	23,337	1%	18,388	1%
Hospitality and entertainment market sector	55,143	2%	56,510	3%
Short-duration projects (1)	150,508	6%	141,901	7%
Service work	44,789	2%	50,080	2%
	2,412,853		2,022,002
Less intersegment revenues	(3,118)		(1,683)
Total segment revenues	$2,409,735		$2,020,319
________
(1)Represents those projects which generally are completed within three months or less.

	For the nine months ended September 30,
	2024	% of Total	2023	% of Total
United States mechanical construction and facilities services:
Network and communications market sector	$527,404	11%	$289,085	8%
Commercial market sector	775,767	16%	828,809	23%
Manufacturing and industrial market sector	568,502	12%	485,809	13%
Healthcare market sector	426,275	9%	353,595	10%
High-tech manufacturing market sector	1,075,890	23%	549,678	15%
Institutional market sector	360,602	8%	224,889	6%
Transportation market sector	43,496	1%	31,615	1%
Water and wastewater market sector	224,921	5%	201,167	6%
Hospitality and entertainment market sector	49,902	1%	38,324	1%
Short-duration projects (1)	253,916	5%	237,246	7%
Service work	443,055	9%	368,378	10%
	4,749,730		3,608,595
Less intersegment revenues	(4,673)		(6,324)
Total segment revenues	$4,745,057		$3,602,271
________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the nine months ended September 30,
	2024	% of Total	2023	% of Total
United States building services:
Mechanical services	$1,695,254	72%	$1,519,410	65%
Commercial site-based services	522,353	22%	639,193	28%
Government site-based services	141,584	6%	159,502	7%
Total segment revenues	$2,359,191		$2,318,105

	For the nine months ended September 30,
	2024	% of Total	2023	% of Total
United States industrial services:
Field services	$837,224	87%	$751,062	86%
Shop services	127,286	13%	124,252	14%
Total segment revenues	$964,510		$875,314

Total United States operations	$10,478,493		$8,816,009

	For the nine months ended September 30,
	2024	% of Total	2023	% of Total
United Kingdom building services:
Service work	$150,534	47%	$157,631	48%
Project work	167,070	53%	170,012	52%
Total segment revenues	$317,604		$327,643

Total operations	$10,796,097		$9,143,652
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
At September 30, 2024 and December 31, 2023, our allowance for credit losses was $32.7 million and $22.5 million, respectively. The increase in our allowance for credit losses was primarily due to a reserve taken in the first quarter of 2024 for a specific customer bankruptcy within the commercial site-based services division of our United States building services segment. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
The change in the allowance for credit losses for the nine months ended September 30, 2024 was as follows (in thousands):

Balance at December 31, 2023	$22,502
Provision for credit losses	12,585
Amounts written off against the allowance, net of recoveries	(2,385)
Balance at September 30, 2024	$32,702
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
Net contract liabilities in the accompanying Consolidated Balance Sheets consisted of the following amounts as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Contract assets, current	$296,523	$269,885
Contract assets, non-current	—	—
Contract liabilities, current	(1,881,444)	(1,595,109)
Contract liabilities, non-current	(1,995)	(1,812)
Net contract liabilities	$(1,586,916)	$(1,327,036)
Contract assets and contract liabilities increased by approximately $3.3 million and $29.5 million, respectively, as a result of acquisitions made by us in 2024. Excluding the impact of acquisitions, net contract liabilities increased by approximately $233.6 million during the nine months ended September 30, 2024, primarily due to an increase in net contract liabilities on our uncompleted construction projects, partially as a result of the timing of invoicing to our customers as we continue to effectively manage our working capital. There was no significant impairment of contract assets recognized during the periods presented.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations as of September 30, 2024 (in thousands, except for percentages):

	September 30, 2024	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$2,767,672	28%
United States mechanical construction and facilities services	5,362,689	55%
United States building services	1,334,163	14%
United States industrial services	110,583	1%
Total United States operations	9,575,107	98%
United Kingdom building services	214,345	2%
Total operations	$9,789,452	100%
Our remaining performance obligations at September 30, 2024 were approximately $9.79 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$2,263,240	$504,432
United States mechanical construction and facilities services	4,483,395	879,294
United States building services	1,208,377	125,786
United States industrial services	110,583	—
Total United States operations	8,065,595	1,509,512
United Kingdom building services	175,644	38,701
Total operations	$8,241,239	$1,548,213
NOTE 4 - Acquisitions of Businesses
Acquisitions are accounted for utilizing the acquisition method of accounting and the prices paid for them are allocated to their respective assets and liabilities based upon the estimated fair value of such assets and liabilities at the dates of their respective acquisition by us.
During the first nine months of 2024, we acquired five companies for upfront consideration of $192.3 million, inclusive of customary working capital adjustments. These acquisitions are comprised of: (a) two companies that have been included within our United States mechanical construction and facilities services segment, including: (i) a leading plumbing services provider in the Southeast region of the United States and (ii) a full service provider of mechanical construction and maintenance services in Central Texas, (b) two companies that have been included in our United States building services segment, including: (i) a provider of building automation and controls solutions in the Northeast region of the United States and (ii) a mechanical services contractor in the Western region of the United States, and (c) an instrumentation and electrical contractor, that has been included in our United States industrial services segment, which provides electrical, automation, digital integration, and fabrication services to various energy sector and process equipment customers. In connection with these acquisitions, we acquired working capital of $26.8 million and other net assets of $1.2 million, and have preliminarily ascribed $45.7 million to goodwill and $118.6 million to identifiable intangible assets. We expect that all of the goodwill and identifiable intangible assets acquired in connection with these 2024 acquisitions will be deductible for tax purposes.
Subsequent to September 30, 2024, we entered into a definitive agreement to acquire an electrical contractor in the Southeast region of the United States for upfront consideration of approximately $33.6 million. This transaction is expected to close in the fourth quarter of 2024, subject to customary closing conditions.
During calendar year 2023, we acquired eight companies for total consideration of $99.6 million. Such acquisitions include: (a) a national energy efficiency specialty services firm, the results of operations of which have been included in our United States building services segment, and (b) seven companies, the results of operations of which were de minimis, consisting of: (i) three companies that have been included within our United States mechanical construction and facilities services segment, one of which provides mechanical and pipe fabrication services in the Midwestern region of the United States, and two of which add capabilities to our national fire protection services, and (ii) four mechanical services companies in the Western and Midwestern regions of the United States that have been included within our United States building services segment and enhance our presence in geographies where we have existing operations. In connection with these acquisitions, we acquired working capital of $9.1 million and other net liabilities of $6.1 million, including certain deferred tax liabilities, and have ascribed $37.4 million to goodwill and $59.2 million to identifiable intangible assets. We expect that $29.6 million of the goodwill and identifiable intangible assets acquired in connection with these 2023 acquisitions will be deductible for tax purposes.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 5 - Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share data):

	For the three months ended September 30,
	2024	2023
Numerator:
Net income attributable to EMCOR Group, Inc.	$270,263	$169,409
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	46,394,857	47,173,974
Effect of dilutive securities—Share-based awards	193,903	224,223
Shares used to compute diluted earnings per common share	46,588,760	47,398,197

Basic earnings per common share	$5.83	$3.59

Diluted earnings per common share	$5.80	$3.57

	For the nine months ended September 30,
	2024	2023
Numerator:
Net income attributable to EMCOR Group, Inc.	$714,984	$421,477
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	46,829,458	47,446,298
Effect of dilutive securities—Share-based awards	186,614	196,465
Shares used to compute diluted earnings per common share	47,016,072	47,642,763

Basic earnings per common share	$15.27	$8.88

Diluted earnings per common share	$15.21	$8.85
There were no anti-dilutive share-based awards for the three months ended September 30, 2024. The number of share-based awards excluded from the computation of diluted EPS for the nine months ended September 30, 2024 because they would be anti-dilutive were 8,950. The number of share-based awards excluded from the computation of diluted EPS for the three and nine months ended September 30, 2023 because they would be anti-dilutive were 400 and 800, respectively.
NOTE 6 - Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Raw materials and construction materials	$87,128	$94,447
Work in process	7,347	16,327
Inventories	$94,475	$110,774

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7 - Debt
Excluding finance lease liabilities of $6.3 million at September 30, 2024 and $5.3 million at December 31, 2023, we had no outstanding debt as of September 30, 2024 and December 31, 2023. The current portion of our finance lease liabilities of $2.3 million and $2.5 million at September 30, 2024 and December 31, 2023, respectively, was included in “Other accrued expenses and liabilities” and the non-current portion of our finance lease liabilities of $4.0 million and $2.8 million at September 30, 2024 and December 31, 2023, respectively, were included in “Other long-term obligations” in the accompanying Consolidated Balance Sheets.
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
There were no direct borrowings outstanding under the 2023 Revolving Credit Facility as of September 30, 2024 and December 31, 2023. However, outstanding letters of credit reduce the available capacity under this facility, and as of September 30, 2024 and December 31, 2023, we had $74.9 million and $116.7 million of letters of credit outstanding, respectively.
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
A commitment fee is payable on the average daily unused amount of the 2023 Revolving Credit Facility, which ranges from 0.125% to 0.25%, depending on the Company’s Leverage Ratio. The fee was 0.125% of the unused amount as of September 30, 2024 and December 31, 2023. Fees for letters of credit issued under the 2023 Revolving Credit Facility range from 0.85% to 1.875% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed depending on the Company’s Leverage Ratio.
Obligations under the 2023 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2023 Credit Agreement contains customary covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of September 30, 2024 and December 31, 2023.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 8 - Fair Value Measurements (Continued)
Recurring Fair Value Measurements
The following tables summarize the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	Assets at Fair Value as of September 30, 2024
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$1,035,534	$—	$—	$1,035,534
Deferred compensation plan assets (2)	59,502	—	—	59,502
Restricted cash (3)	1,276	—	—	1,276
Total	$1,096,312	$—	$—	$1,096,312
_________________________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At September 30, 2024, we had $779.5 million in money market funds. From time to time, we have cash balances in certain of our domestic bank accounts that exceed federally insured limits.
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
Fair Value of Financial Instruments
We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. Although there were no outstanding borrowings under our 2023 Credit Agreement as of September 30, 2024 and December 31, 2023, the carrying value of any debt associated with this agreement would approximate its fair value due to the variable rate on such debt.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 9 - Income Taxes
The following table presents our income tax provision and our income tax rate for the three and nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Income tax provision	$101,814	$64,863	$263,944	$159,292
Income tax rate	27.4%	27.7%	27.0%	27.4%
The difference between the U.S. statutory tax rate of 21% and our effective income tax rate for both the three and nine months ended September 30, 2024 and 2023 was primarily a result of state and local income taxes and other permanent book-to-tax differences.
The increase in our income tax provision for the three and nine months ended September 30, 2024, when compared to the three and nine months ended September 30, 2023, was predominantly due to greater income before income taxes.
As of September 30, 2024 and December 31, 2023, we had no unrecognized income tax benefits.
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. Our income tax returns are subject to audit by various taxing authorities and are currently under examination for the years 2021 and 2022.
NOTE 10 - Common Stock
As of September 30, 2024 and December 31, 2023, there were 45,997,428 and 47,047,265 shares of our common stock outstanding, respectively.
During the three months ended September 30, 2024 and 2023, we issued 1,190 and 11,838 shares of common stock, respectively. During the nine months ended September 30, 2024 and 2023, we issued 81,769 and 126,492 shares of common stock, respectively. These shares were issued upon either the satisfaction of required conditions under our share-based compensation plans or the purchase of common stock pursuant to our employee stock purchase plan, prior to the discontinuation of such employee stock purchase plan at the end of 2023.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.25 per share.
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. In June 2024, our Board increased such amount by $500 million. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $2.65 billion of our outstanding common stock. During the nine months ended September 30, 2024, we repurchased approximately 1.1 million shares of our common stock for approximately $409.2 million, inclusive of the applicable excise tax. Since the inception of the repurchase program through September 30, 2024, we have repurchased approximately 26.9 million shares of our common stock for approximately $2.30 billion. As of September 30, 2024, there remained authorization for us to repurchase approximately $351.8 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2023 Credit Agreement placing limitations on such repurchases.
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
Components of Net Periodic Pension Cost
The components of net periodic pension (income) cost of the UK Plan for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Interest cost	$2,435	$2,472	$7,173	$7,299
Expected return on plan assets	(3,311)	(2,903)	(9,756)	(8,572)
Amortization of unrecognized loss	668	664	1,969	1,961
Net periodic pension (income) cost	$(208)	$233	$(614)	$688
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
Surety Bonds
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of September 30, 2024, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $2.4 billion, which represents approximately 25% of our total remaining performance obligations.
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds may be issued as collateral for certain insurance obligations. As of September 30, 2024, we satisfied approximately $48.1 million of the collateral requirements of our insurance programs by utilizing surety bonds.
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
Legal Proceedings
We are involved in several legal proceedings in which damages and claims have been asserted against us. We believe that we have a number of valid defenses to such proceedings and claims and intend to vigorously defend ourselves. We additionally maintain insurance coverage for certain of these matters, although these policies do not cover all possible claims and certain of the policies are subject to large deductibles and retentions. We do not believe that any such matters will have a material adverse effect on our financial position, results of operations, or liquidity. We record a loss contingency if we consider the potential loss from a proceeding or claim probable and we are able to reasonably estimate the amount or can reasonably determine a range of loss. We provide disclosure when we believe a loss in excess of any recorded provision is reasonably possible. Significant judgment is required in these determinations. As additional information becomes available, we reassess prior determinations and may change our estimates. Additional claims may be asserted against us in the future. Litigation is subject to many uncertainties, and the outcome of litigation is not predictable with assurance. A litigation matter for which liabilities have not been recorded could be decided unfavorably to us, and any such unfavorable decision could have a material adverse effect on our financial position, results of operations, or liquidity.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase. As of September 30, 2024 and December 31, 2023, the estimated current portion of such undiscounted insurance liabilities, included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets, were $52.1 million and $51.0 million, respectively. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” as of September 30, 2024 and December 31, 2023 were $232.3 million and $229.8 million, respectively. The current portion of anticipated insurance recoveries of $10.8 million and $11.9 million as of September 30, 2024 and December 31, 2023, respectively, were included in “Prepaid expenses and other” and the non-current portion of anticipated insurance recoveries of $41.9 million and $48.8 million as of September 30, 2024 and December 31, 2023, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets.
NOTE 13 - Additional Cash Flow Information
The following table presents additional cash flow information for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the nine months ended September 30,
	2024	2023
Cash paid for:
Interest	$2,143	$13,632
Income taxes	$298,109	$161,070
Right-of-use assets obtained in exchange for new operating lease liabilities	$77,353	$99,745
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,843	$855

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
•United States building services;
•United States industrial services; and
•United Kingdom building services.
The following tables present financial information for each of our reportable segments for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the three months ended September 30,
	2024	2023
Revenues from unrelated entities:
United States electrical construction and facilities services	$845,030	$697,406
United States mechanical construction and facilities services	1,662,211	1,329,600
United States building services	796,923	817,718
United States industrial services	286,410	252,148
Total United States operations	3,590,574	3,096,872
United Kingdom building services	106,350	110,726
Total operations	$3,696,924	$3,207,598

Total revenues:
United States electrical construction and facilities services	$850,587	$697,897
United States mechanical construction and facilities services	1,676,341	1,342,149
United States building services	806,448	846,400
United States industrial services	286,611	252,244
Less intersegment revenues	(29,413)	(41,818)
Total United States operations	3,590,574	3,096,872
United Kingdom building services	106,350	110,726
Total operations	$3,696,924	$3,207,598

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)

	For the nine months ended September 30,
	2024	2023
Revenues from unrelated entities:
United States electrical construction and facilities services	$2,409,735	$2,020,319
United States mechanical construction and facilities services	4,745,057	3,602,271
United States building services	2,359,191	2,318,105
United States industrial services	964,510	875,314
Total United States operations	10,478,493	8,816,009
United Kingdom building services	317,604	327,643
Total operations	$10,796,097	$9,143,652

Total revenues:
United States electrical construction and facilities services	$2,420,210	$2,022,557
United States mechanical construction and facilities services	4,783,056	3,650,875
United States building services	2,402,598	2,397,944
United States industrial services	971,098	883,808
Less intersegment revenues	(98,469)	(139,175)
Total United States operations	10,478,493	8,816,009
United Kingdom building services	317,604	327,643
Total operations	$10,796,097	$9,143,652

	For the three months ended September 30,
	2024	2023
Operating income (loss):
United States electrical construction and facilities services	$119,118	$63,127
United States mechanical construction and facilities services	214,831	138,476
United States building services	55,562	57,156
United States industrial services	3,292	(174)
Total United States operations	392,803	258,585
United Kingdom building services	5,497	8,869
Corporate administration	(34,762)	(30,121)
Impairment loss on long-lived assets	—	(2,350)
Total operations	363,538	234,983
Other items:
Net periodic pension income (cost)	227	(284)
Interest income (expense), net	8,312	(90)
Income before income taxes	$372,077	$234,609

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)

	For the nine months ended September 30,
	2024	2023
Operating income (loss):
United States electrical construction and facilities services	$299,284	$154,365
United States mechanical construction and facilities services	578,991	344,550
United States building services	135,860	140,943
United States industrial services	34,004	22,733
Total United States operations	1,048,139	662,591
United Kingdom building services	16,651	20,220
Corporate administration	(108,491)	(93,901)
Impairment loss on long-lived assets	—	(2,350)
Total operations	956,299	586,560
Other items:
Net periodic pension income (cost)	670	(840)
Interest income (expense), net	21,959	(4,614)
Income before income taxes	$978,928	$581,106

	September 30, 2024	December 31, 2023
Total assets:
United States electrical construction and facilities services	$1,240,898	$1,243,707
United States mechanical construction and facilities services	2,644,195	2,242,833
United States building services	1,422,089	1,382,664
United States industrial services	614,187	571,658
Total United States operations	5,921,369	5,440,862
United Kingdom building services	297,440	277,066
Corporate administration	1,103,143	891,793
Total operations	$7,321,952	$6,609,721

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
The following table presents selected financial data for the three months ended September 30, 2024 and 2023 (in thousands, except percentages and per share data):

	For the three months ended September 30,
	2024	2023
Revenues	$3,696,924	$3,207,598
Revenues increase from prior year	15.3%	13.5%
Gross profit	$734,726	$545,472
Gross profit as a percentage of revenues	19.9%	17.0%
Operating income	$363,538	$234,983
Operating income as a percentage of revenues	9.8%	7.3%
Net income attributable to EMCOR Group, Inc.	$270,263	$169,409
Diluted earnings per common share	$5.80	$3.57
Revenues of $3.70 billion for the quarter ended September 30, 2024 set a new quarterly record for the Company and represent an increase of 15.3% from revenues of $3.21 billion for the quarter ended September 30, 2023. Demand for our services continues to be strong across most of the market sectors we serve and, as described in further detail below, we experienced revenue growth within the majority of our reportable segments. Revenues for the third quarter of 2024 included incremental acquisition contribution of approximately $84.9 million.
Operating income for the quarter ended September 30, 2024 was $363.5 million, or 9.8% of revenues, establishing new quarterly records for the Company with respect to both operating income and operating margin. This compares to operating income of $235.0 million, or 7.3% of revenues, for the quarter ended September 30, 2023. The $128.6 million increase in operating income, and corresponding 250 basis point expansion in operating margin, were predominantly a result of improved operating performance within our United States construction segments, as described in further detail below. Operating income for the quarter ended September 30, 2024 included incremental acquisition contribution of $5.5 million, net of amortization expense attributable to identifiable intangible assets of $4.6 million.
Net income of $270.3 million, or $5.80 per diluted share, for the quarter ended September 30, 2024 compares favorably to net income of $169.4 million, or $3.57 per diluted share, for the quarter ended September 30, 2023. While the majority of the increase in our diluted earnings per share was a result of the increased operating income referenced above, diluted earnings per share for the quarter ended September 30, 2024 additionally benefited from a reduced weighted average share count given the impact of common stock repurchases made by us throughout 2023 and the first nine months of 2024.

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
We acquired five companies during the first nine months of 2024 for upfront consideration of $192.3 million, inclusive of customary working capital adjustments. These acquisitions are comprised of: (a) two companies that have been included within our United States mechanical construction and facilities services segment, including: (i) a leading plumbing services provider in the Southeast region of the United States and (ii) a full service provider of mechanical construction and maintenance services in Central Texas, (b) two companies that have been included in our United States building services segment, including: (i) a provider of building automation and controls solutions in the Northeast region of the United States and (ii) a mechanical services contractor in the Western region of the United States, and (c) an instrumentation and electrical contractor, that has been included in our United States industrial services segment, which provides electrical, automation, digital integration, and fabrication services to various energy sector and process equipment customers.
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
Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended September 30,
	2024	% of Total	2023	% of Total
Revenues:
United States electrical construction and facilities services	$845,030	23%	$697,406	22%
United States mechanical construction and facilities services	1,662,211	45%	1,329,600	41%
United States building services	796,923	21%	817,718	26%
United States industrial services	286,410	8%	252,148	8%
Total United States operations	3,590,574	97%	3,096,872	97%
United Kingdom building services	106,350	3%	110,726	3%
Total operations	$3,696,924	100%	$3,207,598	100%

	For the nine months ended September 30,
	2024	% of Total	2023	% of Total
Revenues:
United States electrical construction and facilities services	$2,409,735	22%	$2,020,319	22%
United States mechanical construction and facilities services	4,745,057	44%	3,602,271	39%
United States building services	2,359,191	22%	2,318,105	25%
United States industrial services	964,510	9%	875,314	10%
Total United States operations	10,478,493	97%	8,816,009	96%
United Kingdom building services	317,604	3%	327,643	4%
Total operations	$10,796,097	100%	$9,143,652	100%

As described below in more detail, our consolidated revenues for the three months ended September 30, 2024 increased to $3.70 billion compared to $3.21 billion for the three months ended September 30, 2023, and our consolidated revenues for the nine months ended September 30, 2024 increased to $10.80 billion compared to $9.14 billion for the nine months ended September 30, 2023.
Revenues of our United States electrical construction and facilities services segment were $845.0 million and $2,409.7 million for the three and nine months ended September 30, 2024, respectively, compared to revenues of $697.4 million and $2,020.3 million for the three and nine months ended September 30, 2023, respectively. The increase in this segment’s revenues for both 2024 periods was primarily a result of growth within the network and communications market sector, predominantly due to our data center projects. Increased demand for cloud computing and data storage, driven in part by the emergence of artificial intelligence, has resulted in a greater number of construction project opportunities for us in several of the geographies in which we operate. In addition, this segment benefited from revenue growth within a number of the other market sectors in which we operate, such as: (a) the high-tech manufacturing market sector, inclusive of construction projects for customers engaged in the design and manufacturing of semiconductors, (b) the institutional market sector, given increased project revenues from certain schools and universities, (c) the manufacturing and industrial market sector, driven by increased activity with various energy sector customers, and (d) the transportation market sector, due to certain infrastructure projects currently underway. These increases were partially offset by a reduction in revenues within the commercial market sector due in part to reduced demand across the commercial real estate industry.
Our United States mechanical construction and facilities services segment revenues for the three months ended September 30, 2024 were $1,662.2 million, a $332.6 million increase compared to revenues of $1,329.6 million for the three months ended September 30, 2023. Revenues of this segment for the nine months ended September 30, 2024 were $4,745.1 million, a $1,142.8 million increase compared to revenues of $3,602.3 million for the nine months ended September 30, 2023. This segment’s results included $59.9 million and $116.0 million of incremental acquisition revenues for the three and nine months ended September 30, 2024, respectively. Excluding the impact of acquisitions, the increases in this segment’s revenues were attributable to revenue growth within the majority of the market sectors in which we operate, as well as greater levels of service work. For both the three and nine months ended September 30, 2024, this segment experienced notable increases in revenues within: (a) the high-tech manufacturing market sector, as a result of stronger demand for our mechanical construction and/or fire protection services by certain customers: (i) engaged in either the design and manufacturing of semiconductors or the production and development of electric vehicles and/or lithium batteries and (ii) within the biotech, life-sciences, and pharmaceutical industries, (b) the network and communications market sector, due to increased data center project activity as this segment benefited from the same market demand described above within our United States electrical construction and facilities services segment, (c) the institutional market sector, given several public sector projects which were active during the first nine months of 2024, (d) the healthcare market sector, due to an increase in projects throughout several of the regions in which we operate, and (e) the water and wastewater market sector, driven by construction activity on several projects within the Southeast region of the United States. Revenues of this segment for the nine months ended September 30, 2024 additionally benefited from increased activity within the manufacturing and industrial market sector, as a result of the re-shoring of critical supply chain by certain of our customers as well as an increase in food processing construction projects. Partially offsetting these increases was a reduction in revenues within the commercial market sector, largely as a result of the completion of various warehouse and distribution projects, which were active in 2023.
Revenues of our United States building services segment for the three months ended September 30, 2024 were $796.9 million compared to revenues of $817.7 million for the three months ended September 30, 2023. Excluding incremental revenues from acquired companies of $7.7 million, this segment’s revenues for the three months ended September 30, 2024 decreased by $28.5 million. Revenues of this segment for the nine months ended September 30, 2024 were $2,359.2 million compared to revenues of $2,318.1 million for the nine months ended September 30, 2023. Excluding incremental revenues from acquired companies of $28.6 million, this segment’s revenues for the nine months ended September 30, 2024 increased by $12.5 million. Within both 2024 periods, this segment’s mechanical services division experienced increased revenues from: (a) HVAC project and retrofit work, as a result of greater: (i) project execution stemming from the increased availability of materials and equipment when compared to the prior year period, which experienced greater supply chain disruptions and delays, and (ii) demand for system upgrades and replacements, partially as our customers continue to seek ways to improve the energy efficiency or indoor air quality of their facilities, (b) service repair and maintenance volumes, given growth in our service contract base, and (c) building automation and controls projects, as we continue to expand our service offerings in this area. Offsetting this revenue growth in both 2024 periods were declines in revenues within this segment’s commercial site-based services and government site-based services divisions due to the loss of certain facilities maintenance contracts not renewed pursuant to rebid.

Revenues of our United States industrial services segment for the three months ended September 30, 2024 were $286.4 million, compared to revenues of $252.1 million for the three months ended September 30, 2023. Revenues of this segment for the nine months ended September 30, 2024 were $964.5 million, compared to revenues of $875.3 million for the nine months ended September 30, 2023. This segment’s results for the three and nine months ended September 30, 2024 included $17.4 million and $29.1 million, respectively, of incremental revenues from an acquired company. Excluding such acquisition contribution, the increase in this segment’s revenues for both 2024 periods resulted from its field services division due to greater demand, including turnarounds of a larger size and scope growth on certain projects.
Our United Kingdom building services segment revenues were $106.4 million and $317.6 million for the three and nine months ended September 30, 2024, respectively, compared to revenues of $110.7 million and $327.6 million for the three and nine months ended September 30, 2023, respectively. The decrease in this segment’s revenues for both 2024 periods was primarily a result of the loss of certain facilities maintenance contracts not renewed pursuant to rebid. Revenues of this segment for the three and nine months ended September 30, 2024 were positively impacted by $2.8 million and $8.0 million, respectively, as a result of favorable exchange rate movements for the British pound versus the United States dollar.
Cost of sales and gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales), and gross profit as a percentage of revenues (“gross profit margin”) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Cost of sales	$2,962,198	$2,662,126	$8,788,061	$7,672,058
Gross profit	$734,726	$545,472	$2,008,036	$1,471,594
Gross profit margin	19.9%	17.0%	18.6%	16.1%
Our gross profit for the three months ended September 30, 2024 was $734.7 million, or 19.9% of revenues, compared to gross profit of $545.5 million, or 17.0% of revenues, for the three months ended September 30, 2023. Gross profit for the nine months ended September 30, 2024 was $2,008.0 million, or 18.6% of revenues, compared to gross profit of $1,471.6 million, or 16.1% of revenues, for the nine months ended September 30, 2023. The increase in gross profit and the expansion in gross profit margin for both 2024 periods were driven by each of our domestic reportable segments due to an improved revenue mix, excellent project execution, and/or favorable pricing. Our gross profit for the three and nine months ended September 30, 2024 included incremental acquisition contribution of $15.6 million and $32.2 million, respectively, net of amortization expense attributable to identifiable intangible assets of $2.9 million and $5.9 million, respectively.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses (“SG&A”) and selling, general and administrative expenses as a percentage of revenues (“SG&A margin”) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Selling, general and administrative expenses	$371,188	$308,139	$1,051,737	$882,684
SG&A margin	10.0%	9.6%	9.7%	9.7%
Our selling, general and administrative expenses for the three months ended September 30, 2024 were $371.2 million, or 10.0% of revenues, compared to selling, general and administrative expenses of $308.1 million, or 9.6% of revenues, for the three months ended September 30, 2023. Selling, general and administrative expenses for the nine months ended September 30, 2024 were $1,051.7 million, or 9.7% of revenues, compared to selling, general and administrative expenses of $882.7 million, or 9.7% of revenues, for the nine months ended September 30, 2023. Selling, general and administrative expenses for the three and nine months ended September 30, 2024 included $10.2 million and $23.3 million, respectively, of incremental expenses directly related to companies acquired in 2024 and 2023, including amortization expense attributable to identifiable intangible assets of $1.7 million and $4.8 million, respectively.
Excluding incremental expenses from businesses acquired, the increase in selling, general and administrative expenses for both 2024 periods was predominantly attributable to greater: (a) salaries and related employment expenses, largely as a result of additional headcount to support our organic revenue growth as well as annual cost of living adjustments, and (b) incentive compensation expense across our reportable segments, due to higher projected annual operating results.

While our SG&A margin for the nine months ended September 30, 2024 was consistent with that for the nine months ended September 30, 2023, our SG&A margin for the three months ended September 30, 2024 increased by 40 basis points when compared to that for the three months ended September 30, 2023. This increase in quarterly SG&A margin was primarily a result of the true-up of our operating company incentive compensation accruals given the strong performance during the quarter, as evidenced in part by the increase in gross profit margin referenced above.
Operating income (loss)
The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues (“operating margin”) (in thousands, except for percentages):

	For the three months ended September 30,
	2024	% of Segment Revenues	2023	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$119,118	14.1%	$63,127	9.1%
United States mechanical construction and facilities services	214,831	12.9%	138,476	10.4%
United States building services	55,562	7.0%	57,156	7.0%
United States industrial services	3,292	1.1%	(174)	(0.1)%
Total United States operations	392,803	10.9%	258,585	8.3%
United Kingdom building services	5,497	5.2%	8,869	8.0%
Corporate administration	(34,762)	—	(30,121)	—
Impairment loss on long-lived assets	—	—	(2,350)	—
Total operations	363,538	9.8%	234,983	7.3%
Other items:
Net periodic pension income (cost)	227		(284)
Interest income (expense), net	8,312		(90)
Income before income taxes	$372,077		$234,609

	For the nine months ended September 30,
	2024	% of Segment Revenues	2023	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$299,284	12.4%	$154,365	7.6%
United States mechanical construction and facilities services	578,991	12.2%	344,550	9.6%
United States building services	135,860	5.8%	140,943	6.1%
United States industrial services	34,004	3.5%	22,733	2.6%
Total United States operations	1,048,139	10.0%	662,591	7.5%
United Kingdom building services	16,651	5.2%	20,220	6.2%
Corporate administration	(108,491)	—	(93,901)	—
Impairment loss on long-lived assets	—	—	(2,350)	—
Total operations	956,299	8.9%	586,560	6.4%
Other items:
Net periodic pension income (cost)	670		(840)
Interest income (expense), net	21,959		(4,614)
Income before income taxes	$978,928		$581,106
Operating income for the three months ended September 30, 2024 was $363.5 million, an increase of $128.6 million compared to operating income of $235.0 million for the three months ended September 30, 2023. Operating margin for the three months ended September 30, 2024 was 9.8% compared to an operating margin of 7.3% for the three months ended September 30, 2023. For the nine months ended September 30, 2024, operating income was $956.3 million, an increase of $369.7 million compared to operating income of $586.6 million for the nine months ended September 30, 2023. Operating margin for the nine months ended September 30, 2024 was 8.9% compared to an operating margin of 6.4% for the nine months ended September 30, 2023.

As described in more detail below, these increases in profitability were predominantly a result of improved operating performance within our United States construction segments, due to a more favorable mix of work and better project execution, including enhanced productivity, due in part to investments in virtual design and construction, prefabrication, and automation. Operating income for the three and nine months ended September 30, 2024 included incremental acquisition contribution of $5.5 million and $8.9 million, respectively, net of amortization expense attributable to identifiable intangible assets of $4.6 million and $10.7 million, respectively.
Operating income of our United States electrical construction and facilities services segment was $119.1 million, or 14.1% of revenues, for the three months ended September 30, 2024, compared to $63.1 million, or 9.1% of revenues, for the three months ended September 30, 2023. Operating income of this segment for the nine months ended September 30, 2024 was $299.3 million, or 12.4% of revenues, compared to $154.4 million, or 7.6% of revenues, for the nine months ended September 30, 2023. The increases in operating income and operating margin of this segment for both 2024 periods were a result of greater gross profit and gross profit margin from projects within the majority of the market sectors in which we operate, due to both an increase in revenues as well as a more favorable mix of work. While the most significant increase in gross profit was experienced within the network and communications market sector, this segment additionally benefited from greater gross profit recognized on projects within the institutional, manufacturing and industrial, and high-tech manufacturing market sectors.
Our United States mechanical construction and facilities services segment’s operating income for the three months ended September 30, 2024 was $214.8 million, or 12.9% of revenues, compared to operating income of $138.5 million, or 10.4% of revenues, for the three months ended September 30, 2023. Operating income of this segment for the nine months ended September 30, 2024 was $579.0 million, or 12.2% of revenues, compared to $344.6 million, or 9.6% of revenues, for the nine months ended September 30, 2023. This segment’s operating income for the three and nine months ended September 30, 2024 included incremental acquisition contribution of $4.9 million and $9.6 million, respectively, net of amortization expense attributable to identifiable intangible assets of $3.4 million and $6.9 million, respectively. Excluding the impact of acquisitions, the increases in operating income and operating margin of this segment for both 2024 periods were primarily a result of contribution from projects within: (a) the high-tech manufacturing market sector, including certain mechanical construction or fire protection projects for customers engaged in either the design or manufacturing of semiconductors or the production and development of electric vehicles and/or lithium batteries, and (b) the network and communications market sector. While the most significant increases in gross profit were seen within the above referenced market sectors, this segment also experienced increases in gross profit within the majority of the other market sectors in which we operate, including commercial, institutional, manufacturing and industrial, and healthcare.
Operating income of our United States building services segment was $55.6 million, or 7.0% of revenues, for the three months ended September 30, 2024 compared to $57.2 million, or 7.0% of revenues, for the three months ended September 30, 2023. Operating income of this segment for the nine months ended September 30, 2024 was $135.9 million, or 5.8% of revenues, compared to $140.9 million, or 6.1% of revenues, for the nine months ended September 30, 2023. For both 2024 periods, increased gross profit from this segment’s mechanical services division, due primarily to greater profitability across its portfolio of HVAC and building automation and controls projects and retrofits, was partially offset by reductions in gross profit from its commercial site-based services and government site-based services divisions, given the loss of certain facilities maintenance contracts not renewed pursuant to rebid. Operating income and operating margin for the nine months ended September 30, 2024 were negatively impacted by an $11.0 million reserve recorded during the first quarter of 2024 for a specific customer bankruptcy within this segment’s commercial site-based services division. Such reserve negatively impacted the operating margin of this segment for the first nine months of 2024 by approximately 40 basis points.
Our United States industrial services segment reported operating income of $3.3 million, or 1.1% of revenues, for the three months ended September 30, 2024, compared to an operating loss of $0.2 million, or (0.1)% of revenues, for the three months ended September 30, 2023. For the nine months ended September 30, 2024, this segment reported operating income of $34.0 million, or 3.5% of revenues, compared to operating income of $22.7 million, or 2.6% of revenues, for the nine months ended September 30, 2023. Operating income and operating margin of this segment for both 2024 periods benefited from an improvement in gross profit margin within each of its field services and shop services divisions, largely due to favorable pricing and greater indirect cost absorption.
Operating income of our United Kingdom building services segment was $5.5 million, or 5.2% of revenues, for the three months ended September 30, 2024, compared to $8.9 million, or 8.0% of revenues, for the three months ended September 30, 2023. Operating income for the nine months ended September 30, 2024 was $16.7 million, or 5.2% of revenues, compared to $20.2 million, or 6.2% of revenues, for the nine months ended September 30, 2023. The decrease in operating income and operating margin for both 2024 periods was due to a decline in gross profit and gross profit margin. In addition to the impact of lower revenues, gross profit and gross profit margin were negatively affected by a less favorable mix of work when compared to the prior year periods, which included a greater number of higher margin projects.

Our corporate administration expenses for the three months ended September 30, 2024 were $34.8 million, compared to $30.1 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, our corporate administration expenses were $108.5 million, compared to $93.9 million for the nine months ended September 30, 2023. The increase in corporate expenses for both 2024 periods was primarily due to greater: (a) employment compensation costs, including salaries, incentive compensation, and share-based compensation, and (b) computer hardware and software costs, due to various information technology and cybersecurity initiatives currently in process. Partially contributing to the increase in corporate expenses for the first nine months of 2024 were certain severance expenses which were recorded during the first quarter of the year.
Other items
As a result of an increase in our average daily invested cash balance, coupled with the repayment, in December of 2023, of all previously outstanding borrowings under our credit facility, we generated net interest income for the three and nine months ended September 30, 2024 of $8.3 million and $22.0 million, respectively, compared to net interest expense of $0.1 million and $4.6 million for the three and nine months ended September 30, 2023, respectively.
For the three and nine months ended September 30, 2024, our income tax provision was $101.8 million and $263.9 million, respectively, compared to an income tax provision of $64.9 million and $159.3 million for the three and nine months ended September 30, 2023, respectively. Our effective income tax rate for the three and nine months ended September 30, 2024 was 27.4% and 27.0%, respectively, compared to an effective income tax rate for the three and nine months ended September 30, 2023 of 27.7% and 27.4%, respectively. Refer to Note 9 - Income Taxes of the notes to consolidated financial statements for further discussion regarding our income tax provision and effective income tax rate.
Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	September 30, 2024	% of Total	December 31, 2023	% of Total	September 30, 2023	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$2,767,672	28%	$2,387,844	27%	$2,158,104	25%
United States mechanical construction and facilities services	5,362,689	55%	4,940,519	56%	4,875,551	56%
United States building services	1,334,163	14%	1,264,818	14%	1,313,779	15%
United States industrial services	110,583	1%	113,291	1%	133,894	2%
Total United States operations	9,575,107	98%	8,706,472	98%	8,481,328	98%
United Kingdom building services	214,345	2%	140,949	2%	154,115	2%
Total operations	$9,789,452	100%	$8,847,421	100%	$8,635,443	100%
Our remaining performance obligations at September 30, 2024 were approximately $9.79 billion compared to approximately $8.85 billion at December 31, 2023 and approximately $8.64 billion at September 30, 2023. When compared to December 31, 2023, remaining performance obligations at September 30, 2024 increased within all of our reportable segments, with the exception of our United States industrial services segment, which experienced a modest decline. Specifically, we saw increases within: (a) our United States electrical construction and facilities services segment, largely as a result of the award of several construction contracts within the network and communications, institutional, and healthcare market sectors, (b) our United States mechanical construction and facilities services segment, which experienced increases in remaining performance obligations across the majority of the market sectors in which we operate, with the most notable project awards in the network and communications, healthcare, hospitality and entertainment, water and wastewater, and manufacturing and industrial market sectors, (c) our United States building services segment, primarily due to increased project opportunities across its mechanical services division, and (d) our United Kingdom building services segment, given new facilities maintenance contracts and an increase in project awards. Remaining performance obligations at September 30, 2024 increased by $222.4 million as a result of acquisitions made by us during 2024. Partially offsetting these increases was a decrease in remaining performance obligations within the high-tech manufacturing market sector as a result of progress made on certain projects within our United States mechanical construction and facilities services segment.
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
As of September 30, 2024, we had cash and cash equivalents, excluding restricted cash, of $1,035.5 million, which are maintained in depository accounts and highly liquid investments with original maturity dates of three months or less. Both our short-term and long-term liquidity requirements are expected to be met through our cash and cash equivalent balances, cash generated from our operations, and, as necessary, the borrowing capacity under our revolving credit facility. Our credit agreement provides for a $1.30 billion revolving credit facility, for which there was $1.23 billion of available capacity as of September 30, 2024.
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
Cash Flows
The following table presents a summary of our operating, investing, and financing cash flows (in thousands):

	For the nine months ended September 30,
	2024	2023
Net cash provided by operating activities	$938,402	$475,897
Net cash used in investing activities	$(243,687)	$(134,032)
Net cash used in financing activities	$(455,032)	$(276,157)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$7,377	$856
Increase in cash, cash equivalents, and restricted cash	$247,060	$66,564
During the nine months ended September 30, 2024, our cash balance, including cash equivalents and restricted cash, increased by approximately $247.1 million from $789.8 million at December 31, 2023 to $1,036.8 million at September 30, 2024. Changes in our cash position from December 31, 2023 to September 30, 2024 are described in further detail below.
Operating Activities – Operating cash flows generally represent our net income as adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2024 was approximately $938.4 million compared to approximately $475.9 million for the nine months ended September 30, 2023. The favorable operating cash flow performance period-over-period was primarily a result of: (a) our improved operating performance and the corresponding increase in our net income and (b) the timing of cash receipts from our customers.

Investing Activities – Investing cash flows consist primarily of payments for acquisition of businesses, capital expenditures, and proceeds from the sale or disposal of property, plant, and equipment. Net cash used in investing activities for the nine months ended September 30, 2024 increased by approximately $109.7 million compared to the nine months ended September 30, 2023, primarily due to an increase in payments for acquisitions.
Financing Activities – Financing cash flows consist primarily of the issuance and repayment of short-term and long-term debt, repurchases of common stock, payments of dividends to stockholders, and the issuance of common stock through certain equity plans. Net cash used in financing activities for the nine months ended September 30, 2024 was $455.0 million compared to net cash used in financing activities for the nine months ended September 30, 2023 of $276.2 million. The $178.9 million variance was primarily due to an increase in common stock repurchases made by us during the first nine months of 2024, partially offset by the impact of repayments on our outstanding debt in the prior year period. The timing of common stock repurchases is at management’s discretion subject to securities laws and other legal requirements and depends upon several factors, including market and business conditions, current and anticipated future liquidity, share price, and share availability, among others. For additional detail regarding our share repurchase program, refer to Note 10 - Common Stock of the notes to consolidated financial statements.
We currently pay a regular quarterly dividend of $0.25 per share. For the nine months ended September 30, 2024 and 2023, cash payments related to dividends were $31.9 million and $24.2 million, respectively. Our credit agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay such quarterly dividends for the foreseeable future.
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash – We are exposed to fluctuations in foreign currency exchange rates, almost entirely with respect to the British pound. Therefore, the $6.5 million variance between the nine months ended September 30, 2024 and 2023 was a direct result of exchange rate movements for the British pound versus the United States dollar.
Material Cash Requirements from Contractual and Other Obligations
As of September 30, 2024, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
Outstanding Debt and Interest Payments – As of September 30, 2024, there were no direct borrowings outstanding under our revolving credit facility. Interest payments on any future borrowings will be determined based on prevailing interest rates at that time. Refer to Note 7 - Debt of the notes to consolidated financial statements for further detail of our debt obligations, including our revolving credit facility.
Operating and Finance Leases – In the normal course of business, we lease real estate, vehicles, and equipment under various arrangements which are classified as either operating or finance leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $398.0 million at September 30, 2024, with $95.7 million payable within the next 12 months.
Open Purchase Obligations – As of September 30, 2024, we had $2.33 billion of open purchase obligations, of which payments totaling approximately $1.92 billion are expected to become due within the next 12 months. These obligations represent open purchase orders to suppliers and subcontractors related to our construction and services contracts. These purchase orders are not reflected in the Consolidated Balance Sheets and are not expected to impact future liquidity as amounts should be recovered through customer billings.
Insurance Obligations – As described in further detail in Note 12 - Commitments and Contingencies of the notes to consolidated financial statements, we have loss payment deductibles and/or self-insured retentions for certain insurance matters. As of September 30, 2024, our insurance liabilities, net of estimated recoveries, were $231.7 million. Of this net amount, approximately $41.3 million is estimated to be payable within the next 12 months. Due to many uncertainties inherent in resolving these matters, it is not practical to estimate these payments beyond such period. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase.
Contingent Consideration Liabilities – We have incurred liabilities related to contingent consideration arrangements associated with certain acquisitions, payable in the event discrete performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The aggregate amount of these liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance during such post-acquisition periods, and accretion in present value. As of September 30, 2024, the present value of expected future payments relating to these contingent consideration arrangements was $26.3 million. Of this amount, $18.3 million is estimated as being payable within the next 12 months, with the remainder due pursuant to the terms of our contractual agreements, some of which extend into 2027.

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
Multiemployer Benefit Plans – In addition to our Company sponsored benefit plans, we participate in certain multiemployer pension and other post-retirement plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining agreements. Our future contributions to the multiemployer plans are dependent upon a number of factors. Amounts of future contributions that we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated. Refer to Note 14 - Retirement Plans of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of our Form 10-K for the year ended December 31, 2023 for more information regarding multiemployer benefit plans.
Off-Balance Sheet Arrangements and Other Commercial Commitments
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of September 30, 2024, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $2.4 billion, which represents approximately 25% of our total remaining performance obligations.
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
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds or letters of credit may be issued as collateral for certain insurance obligations. As of September 30, 2024, we satisfied approximately $48.1 million and $71.1 million of the collateral requirements of our insurance programs by utilizing surety bonds and letters of credit, respectively. All such letters of credit were issued under our revolving credit facility, therefore reducing the available capacity of such facility.
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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements is based on the application of significant accounting policies, which require management to make estimates and assumptions. Our significant accounting policies are described further in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of our Form 10-K for the year ended December 31, 2023. We base our estimates on historical experience, known or expected trends, third-party valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. There have been no significant changes to our critical accounting policies or methods during the nine months ended September 30, 2024.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the nine months ended September 30, 2024, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION.
ITEM 1.   LEGAL PROCEEDINGS.
The information required by this Item is incorporated by reference from Note 12 - Commitments and Contingencies of the notes to consolidated financial statements.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2024 to July 31, 2024	213,783	$356.98	213,783	$533,614,744
August 1, 2024 to August 31, 2024	237,178	$357.80	237,178	$447,947,258
September 1, 2024 to September 30, 2024	265,151	$359.11	265,151	$351,825,754
Total	716,112	$358.04	716,112

(1)In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. In June 2024, our Board increased such amount by $500 million. Since the inception of the repurchase program, the Board has authorized us to repurchase up to $2.65 billion of our outstanding common stock. As of September 30, 2024, there remained authorization for us to repurchase approximately $351.8 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. Refer to Note 10 - Common Stock of the notes to consolidated financial statements for further information regarding our share repurchase program.
(2)Excludes 886 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.
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
ITEM 5.   OTHER INFORMATION.
During the quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any: (a) contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1 or (b) non 10b5-1 trading arrangement, each as defined in Item 408(a) of Regulation S-K.

ITEM 6.   EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(a-6)	Certificate of Amendment of Restated Certificate of Incorporation of EMCOR	Exhibit 3.1 to EMCOR’s Report on Form 8-K (Date of Report June 8, 2023)
3(b)	Second Amended and Restated By-Laws of EMCOR	Exhibit 3.1 to EMCOR’s Report on Form 8-K (Date of Report October 25, 2022)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President, and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Jason R. Nalbandian, the Senior Vice President, Chief Financial Officer and Chief Accounting Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President, and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Senior Vice President, Chief Financial Officer and Chief Accounting Officer	Furnished
95.1	Information concerning mine safety violations or other regulatory matters	Filed herewith
101	The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.	Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 31, 2024

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ JASON R. NALBANDIAN
Jason R. Nalbandian
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)