Form 10-K
period 2024-12-31
EMCOR Group, Inc.
filed 2025-02-26
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10,817,000,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the New York Stock Exchange reported for such date. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock (based solely on filings of such 5% holders) have been excluded from such calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of the registrant’s common stock outstanding as of the close of business on February 24, 2025: 45,472,621 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III. Portions of the definitive proxy statement for the 2025 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

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
•adverse business conditions, including the continued strength or weakness of the sectors from which we generate revenues, scarcity of skilled labor, productivity challenges, the nature and extent of supply chain disruptions impacting availability and pricing of materials, and inflationary trends more generally, including fluctuations in energy costs;
•the impact of legislation and/or government regulations;
•changes in foreign trade policy, including the effect of tariffs;
•changes in interest rates;
•the availability of adequate levels of surety bonding;
•increased competition;
•the impact of legal proceedings, claims, lawsuits, or governmental investigations;
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
Overview
We are one of the largest specialty contractors in the United States and a leading provider of electrical and mechanical construction and facilities services, building services, and industrial services. In 2024, we had revenues of approximately $14.6 billion. Our services are provided to a broad range of commercial, technology, manufacturing, industrial, healthcare, utility, and institutional customers through approximately 100 operating subsidiaries, which specialize principally in providing construction services relating to electrical and mechanical systems in all types of facilities and in providing various services relating to the operation, maintenance, and management of those facilities. Such operating subsidiaries are organized into the following reportable segments:
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
We derive revenues from many different customers in numerous industries, which have operations in several different geographical areas. Of our 2024 revenues, approximately 97% were generated in the United States and approximately 3% were generated in foreign countries, substantially all in the United Kingdom. In 2024, we derived approximately 67% of our revenues from our construction operations, approximately 24% of our revenues from our building services operations, and approximately 9% of our revenues from our industrial services operations. For additional information regarding our revenues, see Note 3 - Revenue from Contracts with Customers of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
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
Our electrical and mechanical construction services generally fall into one of three categories: (a) large installation projects, with contracts often in the multi-million dollar range, that involve: (i) the construction of manufacturing facilities, data centers, warehousing and distribution facilities, hospitals, and commercial buildings, (ii) institutional, public works, and infrastructure projects, or (iii) the fit-out of large blocks of space within commercial or mixed-use buildings, (b) large and medium sized capital and maintenance projects for commercial, manufacturing, pharmaceutical, healthcare, oil and gas, and industrial clients, and (c) smaller installation projects, of a short duration, typically involving fit-out, renovation, and retrofit work.
Our United States electrical and mechanical construction operations accounted for approximately 67% of our 2024 total revenues. Of such revenues, approximately 34% were generated by our electrical construction operations and approximately 66% were generated by our mechanical construction operations.

Our largest projects include those within: (a) the network and communications market sector (including data centers, data and fiber projects, and cabling); (b) the high-tech manufacturing market sector (including semiconductor, biotech, life-sciences, and pharmaceutical facilities, as well as projects across the electric vehicle value chain); (c) the commercial market sector (including warehousing and distribution facilities and office or mixed-use buildings); (d) the manufacturing and industrial market sector (including steel, pulp and paper mills, food processing and traditional automotive manufacturing facilities, power generation (including sustainable energy solutions such as solar and wind), oil and gas refineries, and chemical processing plants); (e) the healthcare market sector (including hospitals, surgical centers, rehabilitation and nursing facilities, and medical offices); (f) the institutional market sector (including educational and correctional facilities and research laboratories); (g) the water and wastewater market sector; (h) the transportation market sector (including highways, bridges, airports, and transit systems); and (i) the hospitality and entertainment market sector (including resorts, hotels, gaming facilities, convention centers, and sports stadiums). Our largest projects, which typically range in size from $10 million up to and occasionally exceeding $200 million, represented approximately 54% of our electrical and mechanical construction services revenues in 2024. These projects often involve new construction and a combination of design, installation, and start-up services. Depending on the size and complexity of these projects, they may span multiple years and typically require significant technical and management skills and the financial strength to obtain performance bonds, which are often a condition to bidding for and winning these projects.
Our projects of less than $10 million accounted for approximately 46% of our electrical and mechanical construction services revenues in 2024. These projects are typically completed in less than one year. They usually involve electrical and mechanical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use, upgrade or replace aging systems, or increase energy efficiency. These projects frequently require electrical and mechanical systems to meet special needs such as critical systems power supply, fire protection systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, new production lines in manufacturing plants, and office arrangements in existing office buildings. They are not usually dependent upon the new construction market. Demand for these projects and types of services is often prompted by the expiration of leases, changes in technology, the demand for more energy efficient systems, or changes in the customer’s plant or office layout in the normal course of a customer’s business.
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
•Energy efficiency retrofit services, including HVAC, lighting, water, weatherization, and air flow management solutions;
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

Our building services operations, which generated approximately 24% of our 2024 total revenues, provide services to owners, operators, tenants, and managers of all types of facilities both on a contractual basis for a specified period of time and on an individual task order basis. Of our building services revenues for 2024, approximately 88% were generated in the United States and approximately 12% were generated in the United Kingdom.
Demand for our building services is often driven by customers’ decisions to focus on their core competencies, customers’ programs to reduce costs, the increasing technical complexity of customers’ facilities, including their mechanical, electrical, building automation, voice and data, and other systems, and the need for increased reliability, energy efficiency, and air filtration and sanitization. These trends have led to outsourcing and privatization programs whereby customers in both the private and public sectors seek to contract out those activities that support, but are not directly associated with, the customer’s core business. Clients of our building services business include major corporations engaged in information technology, telecommunications, pharmaceuticals, financial services, and manufacturing, institutional organizations, healthcare providers, large retailers and other businesses with geographically dispersed locations, as well as federal and state governments.
We provide building services at a number of prominent buildings in the United States, including those that house the National Archives and Records Administration, the Federal Deposit Insurance Corporation, the Government Accountability Office, and the Departments of Transportation, Education, Health and Human Services, Energy, and Homeland Security, as well as other government facilities. We also provide building services, as a prime contractor or a subcontractor, to U.S. military bases and various other governmental agencies. The agreements pursuant to which this division provides services to the federal government are frequently for a base period and a number of option years exercisable at the sole discretion of the government, are often subject to modification or renegotiation by the government in terms of scope of services, and are subject to termination by the government prior to the expiration of the applicable term.
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
•Instrumentation, controls, and electrical services for energy infrastructure;
•Electrical panel design, fabrication, and installation;
•On-site repairs, maintenance, and service of heat exchangers, towers, vessels, and piping;
•Design, manufacturing, repair, and hydro blast cleaning of shell and tube heat exchangers and related equipment; and
•Renewable energy services, including large scale solar projects, energy storage, and waste to biogas solutions.
Our industrial services business, which generated approximately 9% of our 2024 total revenues, is a recognized leader in the refinery turnaround market and has a presence in the petrochemical and upstream markets. Demand for these services is highly dependent on the strength of the oil and gas and related industrial markets. Our industrial services operations perform turnaround and maintenance services for critical units of refineries and petrochemical plants to upgrade, repair, and maintain them. Such services include: (a) engineering and planning in advance of complex refinery and petrochemical turnarounds; (b) overhaul and maintenance of critical process units (including hydrofluoric alkylation units, fluid catalytic cracking units, coking units, heaters, heat exchangers, and related mechanical equipment) during refinery and petrochemical plant shut downs; (c) replacement and new construction capital projects for refineries and petrochemical plants; (d) instrumentation, controls, and electrical services for energy infrastructure; and (e) other related specialty services such as: (i) welding (including pipe welding) and fabrication; (ii) heater, boiler, and reformer repairs and replacements; converter repair and revamps; and vessel, exchanger and tower services; (iii) tower and column repairs in refineries and petrochemical plants; (iv) installation and repair of refractory materials for critical units in process plants to protect equipment from corrosion, erosion, and extreme temperatures; and (v) acid-proofing services to protect critical components at refineries from chemical exposure. These businesses also design and manufacture highly engineered shell and tube heat exchangers and provide maintenance, repair, and cleaning services for heat exchangers both in the field and at our own shops, including tube and shell repairs, bundle repairs, and extraction services.
In addition to these traditional industrial services, we are leveraging our expertise in industrial services to construct and maintain carbon capture technologies and renewable energy projects.

Competition
Across our operations, we compete with national, regional, and local companies, many of which are small, owner-operated entities that carry on their businesses in a limited geographic area, as well as with certain foreign companies.
The electrical and mechanical construction services industry is highly fragmented and our competition includes thousands of small companies across the United States. In addition, there are a number of larger public companies focused on providing electrical and/or mechanical construction services, such as APi Group Corporation, Comfort Systems USA, Inc., Dycom Industries, Inc., Everus Construction Group, Inc., IES Holdings, Inc., MasTec, Inc., MYR Group Inc., Quanta Services, Inc., and Tutor Perini Corporation. A majority of our revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability, and financial strength. Competitive factors in the electrical and mechanical construction services business include: (a) the availability of qualified and/or licensed personnel; (b) reputation for integrity and quality; (c) safety record; (d) cost structure and the ability to control project costs; (e) relationships with customers; (f) price; (g) geographic diversity; (h) experience in specialized markets; (i) the ability to obtain surety bonding; (j) adequate working capital or access to bank credit; and (k) the use of technology such as virtual design construction (“VDC”), building information modeling (“BIM”), robotics, and automation. We believe our financial position, operating results, access to bank credit and surety bonding, technical expertise including prefabrication, VDC, and BIM capabilities, and safety record, among other factors, give us an advantage over many of our competitors. However, relatively few barriers exist to prevent entry into the electrical and mechanical construction services industry.
While the building services industry is also highly fragmented, with most competitors operating in a specific geographic region, a number of large corporations such as Amentum Services, Inc., IAP Worldwide Services, Inc., Fluor Corporation, Cushman & Wakefield plc, CBRE Group, Inc., Jones Lang LaSalle Incorporated, Sodexo, Inc., Aramark, and ABM Industries Incorporated are engaged in this field, as are large original equipment manufacturers such as Carrier Global Corporation and Trane Technologies plc. In addition, we compete with several regional firms serving all or portions of the markets we target, such as BrightView Holdings, Inc., Kellermeyer Bergensons Services, LLC, and SMS Assist, L.L.C. Our principal competitors in the United Kingdom include CBRE Group, Inc., ISS UK Ltd., Equans Services Limited, OCS Group UK Limited, and Mitie Group PLC. The key competitive factors in the building services industry include: (a) availability of qualified personnel and managers; (b) service quality and technical expertise; (c) the use of technology tools and data analytics; (d) cost structure and the ability to control project costs; (e) price; and (f) geographic diversity. Due to our size, our technical capability and management experience, and our geographic presence, we believe our building services operations are in a strong competitive position. However, there are relatively few barriers to entry into the building services industry.
The market for providing industrial services includes large national providers, as well as numerous regional companies. In the manufacture of heat exchangers, we compete with both U.S. and foreign manufacturers. Competitors within this industry include JVIC, Universal Plant Services, Inc., Turner Industries Group, LLC, Team, Inc., Cust-O-Fab, Inc., Dunn Heat Exchangers, Inc., Turn2 Specialty Companies, and Wyatt Field Service Company, LLC, among others. The key competitive factors in the industrial services market consist of: (a) availability of skilled workforce; (b) technical expertise; (c) service, quality, and ability to respond quickly; (d) price; and (e) safety record. Due to our technical capabilities, skilled workforce, and safety record, we believe that we are in a strong competitive position in the industrial services markets that we serve. Although the technical expertise and capital investment that is required in manufacturing heat exchangers may be considered a barrier to entry in this field, there are significantly fewer barriers to entry as it pertains to turnaround projects and services.
Human Capital
At December 31, 2024, we employed approximately 40,400 people, approximately 37,500 of whom were located within the United States and approximately 2,900 of whom were located in the United Kingdom.
Based on the most recent information available from our latest filing with the U.S. Equal Employment Opportunity Commission, the gender demographic of our U.S. employees was 89% male and 11% female. Additionally, based on such information, our U.S. employees had the following race and ethnicity demographics:

Employee Demographic	% of Total
White	66%
Hispanic / Latino	21%
Black / African American	8%
Asian	2%
Multiracial, Native American, Native Hawaiian, and Pacific Islander	3%

Approximately 63% of our employees are represented by various unions pursuant to approximately 425 collective bargaining agreements between our individual subsidiaries or trade associations and local unions, as well as two collective bargaining agreements that are national or regional in scope. We believe that our relations with our labor unions are generally positive.
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
Workplace Safety
We believe that our focus on employee safety and well-being is reflected in our results. During a year in which our people worked over 89 million hours, the Company’s Total Recordable Incident Rate in 2024 was just under 1.0, which was approximately 60% lower than the U.S. Bureau of Labor Statistics’ most recently available industry average of 2.4 for NAICS Code 2382, Building Equipment Contractors. This represents our sixteenth consecutive year with a Total Recordable Incident Rate which was less than half the industry average. Our position as an industry leader in safety begins with a strong culture of care and vigilance embodied in our EMCOR Values and is supported by a comprehensive suite of training, resources, and analytics. These include: (a) our signature Be There for Life! Zero Injuries Program and Be Vigilant! Campaign, (b) incident and injury prevention planning, including in-person and online training tools and best practice guides available through our company intranet, (c) enterprise level reporting and analysis of leading and lagging indicators, (d) a 24-hour incident reporting hotline, and (e) a company-wide program to share and champion best safety practices across our range of businesses. These tools are evolving with the way our people work, including employees in the field. For example, we have deployed an online safety training program available to any employee on a mobile device.

Mutual Respect and Trust
In our workplace, we seek to foster a welcoming environment that reflects our EMCOR Values, including Mutual Respect and Trust. We believe that a workforce, executive management team, and Board of Directors representing a broad array of experience, perspectives, background, and personal characteristics, are important to our future success.
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
Economic and Strategic Risk Factors
Economic downturns, recessions, or periods of slow growth have historically led to reductions in demand for our services. Negative conditions in the credit markets, including elevated interest rates, may adversely impact our results of operations and our ability to operate our business. The level of demand from our clients for our services has been, in the past, adversely impacted by slowdowns in the industries we service, as well as in the economy in general. When the general level of economic activity has declined from historical levels, certain of our ultimate customers have delayed or canceled projects or capital spending, especially with respect to more profitable private sector work, and such slowdowns adversely affect our ability to grow, reducing our revenues and profitability. A number of economic factors, including financing conditions, the prices of commodities, and energy prices, have, in the past, adversely affected the industries we serve and our ultimate customers’ ability or willingness to fund expenditures. General concerns about the fundamental soundness of domestic and foreign economies may also cause ultimate customers to defer projects even if they have credit available to them. A prolonged stagnation or weakening in financial and macroeconomic conditions, potentially including higher interest rates, supply chain challenges, inflation, or geopolitical impacts, could therefore have a significant adverse effect on our revenues and profitability.
We are exposed to market risk for changes in interest rates for any borrowings under our credit facility, which bear interest at variable rates. Although the Federal Reserve Board began to decrease the federal funds rate in 2024 after increases in 2022 and much of 2023, the pace and extent of additional decreases are uncertain. Increases in benchmark interest rates impact our interest expense and cost of capital, which may adversely impact our ability to make payments on future outstanding debt, raise funds through the issuance of debt, fund capital expenditures or meet other liquidity needs. Any of these impacts may adversely affect our liquidity, results of operations, and financial position. For further information on our credit facility and associated borrowing rates, refer to Note 9 - Debt of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
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
Certain of our businesses, including those within our United States industrial services segment, are exposed to risks associated with the oil and gas industry. These risks, which are not subject to our control, include volatility in the price and production of crude oil, the development of and consumer demand for alternative energy sources, including as a result of a change in consumer preference, or in an effort to reduce greenhouse gas emissions or combat climate change, and legislative and regulatory actions. In addition, macroeconomic conditions, influenced by a variety of events and circumstances, can also affect customer demand for our services within these businesses and lower prices and production volumes, or perceived risk thereof, typically results in the curtailment or deferral of spending by our customers. While higher prices for our customers’ products may increase demand for our services, significant increases in the price or demand for crude oil may also result in the short-term curtailment or deferral of spending by our customers, as facility downtime to perform certain of the services we provide comes at a higher opportunity cost. Volatility within these markets, including the impact of geopolitical instability (such as disruption of shipping lanes), could negatively impact our financial position, results of operations, and cash flows.

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
Our business may be adversely affected by significant reductions in government spending, delays or disruptions in the government appropriations process or the failure to fully fund or implement legislation such as the CHIPS and Science Act of 2022 and the Inflation Reduction Act. Some of our businesses derive a significant portion of their revenues from federal, state, and local governmental agencies. As a result, reduced or delayed spending by the federal government and/or state and local governments, potentially including the reduction or elimination of funding for projects or other benefits under relevant legislation, may have a material and adverse impact on our business, financial condition, results of operations, and cash flows. Significant reductions in spending aimed at reducing federal, state, or local budget deficits, the absence of a bipartisan agreement on the federal government's budget or raising the debt ceiling (and any disruption caused by a federal government shutdown as a result thereof), personnel reductions, elimination of government agencies or programs, the closure of government facilities and offices, or other changes in budget priorities could result in the deferral, delay, disruption, or cancellation of projects or contracts that we might otherwise have sought to perform. These potential events could impact the level of demand for our services and our ability to execute, complete, and receive compensation for our current contracts, or bid for and enter into new contracts with governmental agencies.
Volatility in the prices or availability of certain materials and equipment used in our businesses and those of our customers, including as a result of inflation, supply chain disruptions, geopolitical instability, and protectionist trade measures, could adversely affect our businesses. We are exposed to market risk of increases in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of approximately 14,000 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Further, the timing of our price increases may lag the timing of the underlying increases in commodity or material prices and our fixed price contracts generally do not allow us to adjust our prices. As a result, increases in material or fuel costs could reduce our profitability with respect to projects in progress. Additionally, we rely on third-party vendors and manufacturers to supply much of the materials and equipment necessary for our operations. Disruptions, shortages, or delays in the availability of such materials and equipment have and may continue to adversely impact our result of operations, cash flows, and reputation with our customers. For example, in recent years, we experienced supply chain delays, including long lead times for certain materials and equipment, as well as an escalation in material and fuel prices, to varying degrees. These disruptions resulted in declines in gross profit and gross profit margin for certain of our operations. Fluctuations in the price of energy and commodity materials, whether resulting from fluctuations in market supply or demand, geopolitical conditions (including supply chain disruptions, sanctions on Russian exports as a result of Russia’s invasion of Ukraine, armed conflict between Israel and Iran, and shipping lane disruptions following maritime attacks in the Gulf of Aden and the Red Sea), an increase in trade protection measures such as tariffs, or the disruption, modification, or cancellation of multilateral trade agreements, may adversely affect our customers and as a result cause them to curtail the use of our services.
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
Changes in U.S. foreign trade policies, including as a result of the new presidential administration, could lead to the imposition of additional trade barriers and tariffs. We cannot predict the full extent of new, extended, or changed trade policies, including tariffs, that may be made by the current or a future presidential administration or Congress, including whether existing tariff policies will be maintained or modified or if changes in the U.S. trade policy could result in reactions from U.S. trading partners, such as adopting responsive trade policies making it more difficult or costly for us to purchase materials or supplies. These changes in U.S. trade policy or in laws and policies governing foreign trade, and any resulting negative sentiments towards the United States as a result of such changes, could have an adverse impact on our business, financial position, results of operations, and liquidity.

Business and Operational Risk Factors
The loss of customers could have an adverse effect on us. Although we provide services to a diverse portfolio of end markets and have long-standing relationships with many of our significant customers, our customers may unilaterally reduce, fail to renew, or terminate their contracts with us at any time. A loss of business from a significant customer, or a number of significant customers, could have a material adverse effect on our business, financial position, and results of operations.
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
We cannot be certain that our competitors will not develop the expertise, experience, and resources necessary to provide services that are superior in quality, and lower in price, to ours. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industries or maintain a customer base at current levels. We may also face competition from the in-house service organizations of existing or prospective customers, particularly with respect to building services. Many of our customers employ personnel who perform some of the same types of building services that we do. We cannot be certain that our existing or prospective customers will continue to outsource building services in the future. If we are unable to compete effectively, we may experience a loss of customers, reduced profitability, or both, which if significant, could have a material adverse effect on our business, financial condition, and results of operations. Refer also to “Business - Competition” in Item 1 of this Form 10-K.
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
Our dependence upon fixed price contracts could adversely affect our business. We currently generate, and expect to continue to generate, a significant portion of our revenues from fixed price contracts. We must estimate the total costs of a particular project to bid for fixed price contracts. Cost and scheduling estimates are based on a number of assumptions, including those about future economic conditions, commodity and other materials pricing, cost and availability of labor, equipment, and materials, and supply chain efficiency, among other factors. The actual cost of labor and materials, however, may vary from the costs we originally estimated, something which we have experienced and may continue to experience due to inflationary pressures, supply chain challenges, and elevated interest rates. These variations, along with other risks, inherent in the execution of projects subject to fixed price contracts, may cause actual gross profits from projects to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year.

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
Many of our contracts, especially our building and industrial services contracts, may be canceled or delayed on short notice, and we may be unsuccessful in replacing such contracts if they are canceled or as they are completed or expire. For example, in 2024 and 2023, our United States building services segment and our United Kingdom building services segment were unsuccessful in retaining certain contracts upon rebid. We could experience a decrease in revenues, net income, and liquidity if any of the following occur:
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
Fluctuating foreign currency exchange rates impact our financial results. We have operations in the United Kingdom, which in 2024 accounted for approximately 3% of our revenues. Our reported financial position and results of operations are exposed to the effects (both positive and negative) that fluctuating exchange rates have on the process of translating the financial statements of our United Kingdom operations, which are denominated in the British pound, into the U.S. dollar. The factors that impact exchange rate fluctuation, including macroeconomic and geopolitical conditions, are outside of our control.
As part of our risk management strategy, we are effectively self-insured against certain potential liabilities. Although we maintain insurance policies with respect to a broad range of risks, including automobile liability, general liability, workers’ compensation, and property damage, these policies do not cover all possible claims and certain of the policies are subject to large deductibles and retentions. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Accordingly, we are effectively self-insured for a substantial number of actual and potential claims. Further, if any of our insurance carriers defaulted on its obligations to provide insurance coverage by reason of its insolvency or for other reasons, our exposure to claims would increase and our profits would be adversely affected. Our estimates for unpaid claims and expenses are based on known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary. The determination of such estimated liabilities and their appropriateness are reviewed and updated at least quarterly. However, these liabilities are difficult to assess and estimate due to many relevant factors, the effects of which are often unknown, including the severity of an injury or damage, the determination of liability in proportion to other parties, the timeliness of reported claims, the effectiveness of our risk management and safety programs, denial of coverage by our insurance carriers, and the terms and conditions of our insurance policies and/or customer contracts. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses, and we believe such accruals are adequate.

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
Our business strategy relies, in part, on acquisitions to sustain our growth, and these transactions present certain risk and uncertainties. As part of our growth strategy, we acquire companies that expand, complement, and/or diversify our businesses. However, there is no guarantee that we will be successful in identifying targets that meet our requirements for acquisition. We may also face increased competition from other potential acquirers who may have greater financial resources available to them or who may be in a position to offer more favorable terms to the target company. This competition may limit our ability to pursue acquisition opportunities. Additionally, circumstances beyond our control, such as elevated interest rates, inflation and potential macroeconomic disruptions, may hinder our ability to pursue and complete acquisitions. Further, realization of the anticipated benefits of an acquisition such as our acquisition of Miller Electric Company, and avoiding or mitigating the potential risks associated with an acquisition, will depend, among other things, upon our ability to: (a) effectively conduct due diligence to identify and mitigate potential problems at companies we propose to acquire, (b) recognize incompatibilities or other obstacles to the successful integration of the acquired business with our other operations, and (c) gain greater efficiencies and scale that will translate into reduced costs or anticipated synergies in a timely manner. However, there can be no assurance that an acquisition we may make in the future will provide the benefits anticipated when entering into the transaction. Acquisitions we have completed, and future acquisitions we may make, could expose us to operational challenges and risks, including the diversion of management’s attention from our existing businesses, the failure to retain key personnel or customers of the acquired business, and the assumption of unknown liabilities of the acquired business for which there are inadequate reserves. While the former owners of an acquired company may agree as part of our purchase agreements to indemnify us against certain historical liabilities of the target company, such indemnification may be subject to time limits, deductibles, caps and exclusions, and such former owners might be unable or unwilling to uphold those obligations to us. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify and acquire desirable businesses and successfully integrate any acquired business.
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
We are increasingly dependent on sophisticated information technology systems; our business and results of operations are subject to adverse impacts due to the disruption, failure, or breaches of these systems. We and our customers and third-party providers rely on information technology systems, hardware, and software, including third-party “cloud based” systems, to run critical accounting, project management, and financial information systems. We rely upon security measures, systems redundancy, and third-party products and services to attempt to secure our information technology systems and the confidential, proprietary, and sensitive information they contain. However, our information technology systems and data, and that of our customers and third-party providers, are subject to cybersecurity incidents, such as hacking, computer viruses or other malicious or destructive software, ransomware, denial of service attacks, malicious social engineering and other intrusions, encryption, erasure, failure, and damage by individuals (which may include our and our third-party providers’ employees), groups or nation states or state-sponsored threats. Such cybersecurity incidents could result in operational disruption and information misappropriation, such as theft of intellectual property or inappropriate disclosure of customer data or confidential, sensitive, or personal information, or in reputational harm with customers. While we maintain insurance coverage for these types of cybersecurity incidents, such policies may not completely provide coverage for, or completely offset, the costs associated with such incidents, including losses from delays in our ability to provide services to our customers, reputational harm, or the costs to improve security against future similar threats. We are continuously developing and enhancing our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access. This continued development and enhancement requires us to expend additional resources. However, we may not anticipate or combat all types of potential disruptions or breaches. Threats are continually evolving and threat actors may adopt new or different means of breaching our information technology systems and data, including the potential use of artificial intelligence (“AI”) tools to engage in automated, targeted, and coordinated attacks. As cybersecurity threats become more sophisticated and difficult to detect, our ability to promptly prevent, detect and mitigate the effects of cybersecurity incidents may be impacted, potentially resulting in more material adverse effects. As such threats increase in frequency and sophistication, we could be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Additionally, as many of our employees use our information technology systems to collaborate with colleagues in different geographic locations and access our systems and those of our customers remotely, we and our customers may be subject to heightened security risks, including the risks of cyber-attacks. For additional information on our strategy and processes for assessing, identifying, and managing the risks posed by cybersecurity threats, and the management and oversight of such efforts, refer to Part I, Item 1C. Cybersecurity.
The proper functioning of our information technology systems could also be impacted by other causes and circumstances beyond our control, including malware embedded in third-party applications, the decision by software vendors to discontinue further development, integration, or long-term software maintenance support for our information systems, or hardware interruption, damage or disruption as a result of power outages, natural disasters, or computer network failures. Errors or other defects in the design or implementation of hardware or software applications by our employees or third-party providers could also disrupt our networks, information systems or data. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery and business continuity planning may not be sufficient to address all potential cybersecurity incidents or other disruptions. We may also utilize new information technology tools, including AI tools, in certain business functions, and such tools could be subject to malfunction, security vulnerabilities, or algorithmic flaws (including AI generation of false or biased information). Unsettled regulations and case law regarding the ownership of intellectual property generated or used by AI could also expose us to claims of copyright or license infringement or other liability resulting from our use of such tools. Key business processes are subject to interruption to the extent that our information technology systems, or those of our customers or third-party providers, are disabled for a long period of time. Such operational disruptions and/or misappropriation or inappropriate disclosure of information could result in lost or reduced revenues, negative publicity, loss of customers or contracts, or business delays that could have a material adverse effect on our business, financial position, and results of operations.
In addition, laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including the European Union General Data Protection Regulation ("GDPR"), the California Consumer Privacy Act, the California Privacy Rights Act, state biometric laws, and other emerging U.S. state privacy laws pose increasingly complex compliance challenges and could potentially elevate our compliance costs. Any failure to comply with these laws and regulations, or an exposure or exfiltration of information covered by such laws and regulations, including, without limitation, in connection with a cybersecurity incident, could have a negative impact on our reputation or result in significant penalties and legal liability. Increased costs in this area could adversely impact our financial condition, results of operations, and cash flow.
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
Our failure to comply with environmental laws could result in significant liabilities. Our operations are subject to various laws, including environmental laws and regulations, among which many deal with the handling and disposal of hazardous or universal waste products, polychlorinated biphenyls, per- and polyfluoroalkyl substances, and fuel storage. A violation of such laws and regulations, or a release of or exposure to such substances, including mold, lead paint, and asbestos, has and may in the future, expose us to various claims, including claims by third parties, as well as remediation costs and fines. We own and lease many facilities. Some of these facilities contain hazardous materials, such as asbestos, and fuel storage tanks, which may be above or below ground. If there is a release of such hazardous materials, or these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines. As a part of our business, we also install fuel storage tanks and are sometimes required to deal with hazardous materials, all of which may expose us to environmental liability. In addition, some of our operations, particularly those servicing oil and natural gas refineries, are subject to the risk of accidental release of hazardous materials that have in the past and have the potential to result in injuries or fatalities involving our employees or third parties, property damage, or environmental contamination. If our personnel cause or are alleged to have caused any such release, it may result in claims for indemnification under our contracts with customers, claims from third-parties or local communities impacted by such release, or investigations or regulatory action by federal, state or local environmental, occupational, health and safety or other authorities. These risks could result in a material adverse effect on our business, operating results, financial position, and cash flows, and in some cases, on our reputation or our ability to obtain projects from customers.
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
Our failure to comply with anti-bribery statutes, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010, or sanction regulations, could result in fines, criminal penalties, and other sanctions that could have an adverse effect on our business. The U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act of 2010 (the “Bribery Act”), and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business or securing an improper advantage. In addition, sanctions against foreign persons and entities have increased in recent years, especially in connection with the war in Ukraine and ongoing trade and diplomatic disputes between the U.S. and China. Our policies require that all of our employees, subcontractors, vendors, and agents worldwide must comply with applicable anti-bribery and sanction laws. However, there is no assurance that our policies and procedures to ensure compliance with the FCPA, the Bribery Act, and similar anti-bribery and sanction laws, will eliminate the possibility of liability under such laws for actions taken by our employees, agents, and intermediaries. If we were found to be liable for violations under the FCPA, the Bribery Act, or similar anti-bribery or sanction laws, either due to our own acts or omissions or due to the acts or omissions of others, we could incur substantial legal expenses and suffer civil and criminal penalties, which could have a material adverse effect on our business, financial condition, and results of operations, as well as our reputation. In addition, whether or not such expenses, penalties, or sanctions are actually incurred, the actual or alleged violation of the FCPA, the Bribery Act, or any similar anti-bribery or sanction laws could have a negative impact on our reputation.
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
Human Capital and Labor Risk Factors
The departure, loss or incapacitation of key personnel could disrupt our business. We depend on the continued efforts of our senior management and other key employees. The departure or loss of key personnel, including as a result of illness or other incapacitation, or the inability to hire and retain qualified executives, could negatively impact our ability to manage our business, successfully execute for our customers or sustain valuable customer relationships. While we have established and regularly review management succession plans, the inadequacy of any such succession plans in addressing a particular loss or our failure to successfully implement such succession plans may adversely affect our business.

We may be unable to attract and retain skilled employees. Our ability to grow and maintain productivity and profitability will be limited by our ability to employ, train, and retain skilled personnel necessary to meet our requirements. We are dependent upon a workforce of approximately 40,400 employees, including our project managers and field supervisors who are responsible for managing our projects, and there can be no assurance that any individual will continue in his or her capacity for any particular period of time. The loss of such qualified employees could have an adverse effect on our business. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our business strategy or that labor expenses will not increase as a result of a shortage in the supply of these skilled personnel. We also rely on third-party subcontractors to complete portions of some of our projects and those subcontractors are subject to the same challenges and uncertainty in employing, training and retaining an adequate qualified labor force to meet our needs.
The availability and costs to adequately train and maintain a skilled labor force could be impacted by factors we cannot control, including changes in the unemployment rate, prevailing wage rates, benefit costs, potential labor force disruptions, and competition for labor from our competitors in the markets we serve. Labor shortages or increased labor costs, such as those experienced in recent years throughout the United States and United Kingdom, could impair our ability to provide services to our customers (or the ability of third-party subcontractors to provide services to us), maintain our business, or grow our revenues. Recent rules by the Federal Trade Commission to eliminate almost all non-competition agreements with employees, or similar regulations, if found to be enforceable and implemented, may also impact retention of key employees by reducing barriers to individuals with such agreements leaving to work for our competitors.
Our unionized workforce could adversely affect our operations; our participation in many multiemployer pension plans could result in substantial liabilities being incurred. As of December 31, 2024, approximately 63% of our employees were covered by collective bargaining agreements. However, only two of our collective bargaining agreements are national or regional in scope, and not all of our collective bargaining agreements expire at the same time. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages likely would adversely impact our relationships with our customers and could have a material adverse effect on our financial position, results of operations, and cash flows.
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
We may be affected by market or regulatory responses to climate change. Growing public concern about climate change has resulted in the increased focus of local, state, regional, national, and international regulatory bodies on greenhouse gas (“GHG”) emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the United States and internationally, regarding the impact of these gases and possible means for their regulation. Several states in the United States have proposed or adopted laws that require reporting of GHG emissions, or that a percentage of our fleet be comprised of electric vehicles. Such laws or regulations enacted by the federal government or state and local governments or agencies, and/or any international agreements to which the United States may become a party that control or limit GHG emissions or otherwise seek to address climate change, could result in increased compliance costs for us and our clients or have other impacts on our clients, including those who are involved in the exploration, production, or refining of fossil fuels, or who emit greenhouse gases through the combustion of fossil fuels or through the mining, manufacture, utilization, or production of materials or goods. Such policy changes could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for certain of our services, which could in turn have a material adverse effect on our business, financial condition, and results of operations. In addition, compliance with legislation requiring us to increase the mix of electric vehicles within our fleet will be difficult as the electric vehicles currently available do not meet our fleet requirements. However, policy changes and climate legislation could also increase the overall demand for our services as our clients and partners work to comply with these policies, such as by decarbonizing their industries, transitioning from fossil fuels to renewable energy sources, reducing their energy consumption, and developing integrated and sustainable solutions, all of which could have a positive impact on our business. We cannot predict with certainty what the effect of such regulation may be on us or our customers.
In addition, in March 2024, the SEC finalized new rules that would require significant climate-related disclosures by public companies, including evaluation and disclosure of material climate-related risks and opportunities, GHG emissions inventory, climate-related targets and goals, and financial impacts of physical and transition risks. While these rules are currently stayed pending legal challenges, and may face additional challenges under the current administration, it is not certain whether they, or similar future rules, will go into effect. Other legislation, including certain state laws, have been passed that would require similar climate-related disclosure. To the extent that such new rules become effective, our legal, accounting, and other compliance expenses may increase and may divert management time and attention. We may also be exposed to legal or regulatory action or claims as a result of these new regulations. All of these risks could have a material adverse effect on our business, financial position, and/or stock price.
We may be unable to achieve our current or future climate commitments and targets, or we may incur substantial costs in meeting such targets. To help mitigate the impacts of GHG emissions on climate change, EMCOR has established initial carbon-based fuel consumption and GHG emission reduction targets. However, achievement of such targets, or similar targets that may be established in the future, is subject to risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: (a) our ability to execute our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; (b) the availability and cost of alternative fuels, electrical charging infrastructure, off-site renewable energy, and other materials and components; (c) unforeseen design, operational, and technological difficulties; (d) the outcome of research efforts and future technology developments, including alternate or more fuel efficient vehicles for our fleet, such as hybrid or electric vehicles, the availability of which has been impacted by the global shortage in supply of vehicles generally; (e) regulations and requirements that restrict or prohibit our ability to impose requirements on third-party contractors; (f) an acquisition of or merger with another company that has not adopted similar targets and goals or whose progress towards reaching its goals is not as advanced as ours; and (g) exogenous macroeconomic or supply chain shocks, which could result in fluctuations in our fuel consumption and GHG emissions in a given period. In addition, we could be required to expend amounts in future periods as we continue to work towards achieving our targets, which may have a material effect on our business, financial condition, results of operations, or liquidity.

General Risk Factors
Public health emergencies, epidemics, or pandemics impact our business. The global spread of COVID-19, and the responses of governments, businesses, and individuals to combat it, caused significant volatility, uncertainty, and economic disruption, which adversely impacted our operations and those of our customers. A new public health emergency, such as an epidemic or pandemic, could lead to similar impacts. Government authorities in the United States and United Kingdom have at various times recommended or imposed certain social distancing, quarantine, and isolation measures to varying degrees, with many such measures impacting large portions of the population, including limitations on travel and mandatory cessation of certain business activities. Both the outbreak and the containment and mitigation measures resulted in serious adverse impacts on the economy, and it is possible that such measures could return for future public health emergencies. The impact to our business and operations in another public health emergency will depend in part on the severity and duration of those measures and the extent and pace of economic recovery, which are difficult to predict.
Terrorist attacks, wars, conflicts, and other catastrophic events could disrupt our operations and services. Acts of terrorism, war, conflicts, and other catastrophic events, and the actions taken by the United States and/or other governments or actors in response to such events, may result in property damage, supply disruption, or economic dislocations throughout the country. Although it is not possible to predict such events or their consequences, these events could increase the volatility of our financial results due to decreased demand and unforeseen costs, with partial or no corresponding compensation from clients.
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

We engage third-party cybersecurity firms to support our in-house cybersecurity initiatives and provide additional expertise with respect to our cybersecurity programs. Such firms are overseen by our General Counsel and Chief Information Security Officer and provide the following services:
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
As of the date of this report, we have not experienced a cybersecurity incident that resulted in, or is reasonably likely to result in, a material effect on our business strategy, results of operations, or financial condition. Like other companies, we are the target of cyberattacks. In 2020, for example, we publicly announced that we were the target of a systems intrusion in which a third party infected certain of the Company’s systems with malware. Although we were able to resolve that matter without material impact, we cannot provide assurance that we will not be materially affected in the future by cybersecurity risks or any future material incidents. For more information, see Item 1A. Risk Factors, including the risk factor titled “We are increasingly dependent on sophisticated information technology systems; our business and results of operations are subject to adverse impacts due to the disruption, failure, or breaches of these systems.”
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
ITEM 3. LEGAL PROCEEDINGS
The information required by this Item is incorporated by reference from Note 15 - Commitments and Contingencies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
ITEM 4. MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT
Anthony J. Guzzi, Age 60; President since October 2004, Chief Executive Officer since January 2011 and Chairman of the Board since June 2018. From October 2004 to January 2011, Mr. Guzzi served as Chief Operating Officer of the Company. From August 2001 until he joined the Company, Mr. Guzzi was President of the North American Distribution and Aftermarket Division of Carrier Corporation (“Carrier”). Carrier is a manufacturer and distributor of commercial and residential HVAC and refrigeration systems and equipment and a provider of aftermarket services and components of its own products and those of other manufacturers in both the HVAC and refrigeration industries.
Jason R. Nalbandian, Age 37; Chief Financial Officer of the Company since April 2024 and Senior Vice President and Chief Accounting Officer of the Company since January 2022. From February 2019 to January 2022, Mr. Nalbandian served as Controller of the Company and was Assistant Controller of the Company from January 2017 to February 2019. Mr. Nalbandian joined the Company in May 2014 as Director of Accounting and Analysis. Prior to joining EMCOR, he worked in the assurance practice of Ernst & Young LLP.
Maxine L. Mauricio, Age 53; General Counsel and Secretary of the Company since January 2016, Executive Vice President since February 2021, and Chief Administrative Officer since December 2023. Ms. Mauricio was a Senior Vice President of the Company from January 2016 to February 2021. From January 2012 to December 2015, Ms. Mauricio was Vice President and Deputy General Counsel of the Company, and from May 2002 to December 2011, she served as Assistant General Counsel of the Company. Prior to joining the Company, Ms. Mauricio was an associate at Ropes & Gray LLP.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock trades on the New York Stock Exchange under the symbol “EME.”
Holders. As of February 24, 2025, there were approximately 1,300 stockholders of record.
Dividends. We have paid quarterly dividends since October 25, 2011. We expect that such quarterly dividends will be paid for the foreseeable future. Prior to October 25, 2011, no cash dividends had been paid on the Company’s common stock. We currently pay a regular quarterly dividend of $0.25 per share. Our 2023 Credit Agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay such quarterly dividends for the foreseeable future. See Note 9 - Debt of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further information regarding our 2023 Credit Agreement.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes repurchases of our common stock made by us during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs

October 1, 2024 to October 31, 2024	—	—	—	$351,825,754
November 1, 2024 to November 30, 2024	65,315	$455.43	65,315	$321,792,898
December 1, 2024 to December 31, 2024	132,265	$466.69	132,265	$259,481,704
Total	197,580	$462.97	197,580
_________

(1)    In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, through December 31, 2024, the Board has authorized us to repurchase up to $2.65 billion of our outstanding common stock. As of December 31, 2024, there remained authorization for us to repurchase approximately $259.5 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. Refer to Note 12 - Common Stock of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further information regarding our share repurchase program.

(2)    Excludes 7,111 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.

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
2024 versus 2023
Overview
The following table presents selected financial data for the fiscal years ended December 31, 2024 and 2023 (in thousands, except percentages and per share data):

	2024	2023
Revenues	$14,566,116	$12,582,873
Revenues increase from prior year	15.8%	13.6%
Gross profit	$2,765,051	$2,089,339
Gross profit as a percentage of revenues	19.0%	16.6%
Operating income	$1,344,863	$875,756
Operating income as a percentage of revenues	9.2%	7.0%
Net income attributable to EMCOR Group, Inc.	$1,007,145	$632,994
Diluted earnings per common share	$21.52	$13.31
Revenues of $14.57 billion for the year ended December 31, 2024 set a new annual record for the Company and represent an increase of 15.8% from revenues of $12.58 billion for the year ended December 31, 2023. Demand for our services continues to be strong across most of the market sectors we serve and, as described in further detail below, we experienced revenue growth within the majority of our reportable segments. Revenues for the year ended December 31, 2024 included incremental acquisition contribution of approximately $251.5 million.
Operating income for 2024 was $1,344.9 million, or 9.2% of revenues, establishing new annual records for the Company with respect to both operating income and operating margin. This compares to operating income of $875.8 million, or 7.0% of revenues, in 2023. The $469.1 million increase in operating income, and corresponding 220 basis point expansion in operating margin, were predominantly a result of improved operating performance within our United States construction segments, as described in further detail below. Operating income for the year ended December 31, 2024 included incremental acquisition contribution of $13.4 million, net of amortization expense attributable to identifiable intangible assets of $15.3 million.
Net income of $1,007.1 million, or $21.52 per diluted share, for the year ended December 31, 2024, compares favorably to net income of $633.0 million, or $13.31 per diluted share, for the year ended December 31, 2023. While the majority of the increase in our net income and diluted earnings per share was a result of the increased operating income referenced above, these amounts additionally benefited from greater interest income and a reduction in interest expense in 2024. Further, our diluted earnings per share for the year ended December 31, 2024 was positively impacted by a reduced weighted average share count due to common stock repurchases made by us throughout 2023 and 2024.

Impact of Acquisitions
In order to provide a more meaningful period-over-period discussion of our operating results, we may discuss amounts generated or incurred (revenues, gross profit, selling, general and administrative expenses, and operating income) from companies acquired. The amounts discussed reflect the acquired companies’ operating results in the current reported period only for the time period these entities were not owned by EMCOR in the comparable prior reported period. For further discussion regarding our acquisitions, refer to Note 4 - Acquisitions of Businesses of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
During 2024, we acquired seven companies for upfront consideration of $231.1 million, inclusive of customary working capital adjustments. These acquisitions are comprised of: (a) an electrical contractor in the Southeast region of the United States, that has been included in our United States electrical construction and facilities services segment, (b) two companies that have been included within our United States mechanical construction and facilities services segment, including: (i) a leading plumbing services provider in the Southeast region of the United States and (ii) a full service provider of mechanical construction and maintenance services in Central Texas, (c) three companies that have been included in our United States building services segment, including: (i) a provider of building automation and controls solutions in the Northeast region of the United States, (ii) a mechanical services company in the Western region of the United States, and (iii) a mechanical services company in the Eastern region of the United States, and (d) an instrumentation and electrical contractor, that has been included in our United States industrial services segment, which provides electrical, automation, digital integration, and fabrication services to various energy sector and process equipment customers.
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
The following table presents our revenues for each of our operating segments and the approximate percentages that each segment’s revenues were of total revenues for the years ended December 31, 2024 and 2023 (in thousands, except for percentages):

	2024	% of Total	2023	% of Total
Revenues from unrelated entities:
United States electrical construction and facilities services	$3,342,927	23%	$2,783,723	22%
United States mechanical construction and facilities services	6,405,657	44%	5,074,803	41%
United States building services	3,114,817	21%	3,120,134	25%
United States industrial services	1,277,190	9%	1,167,790	9%
Total United States operations	14,140,591	97%	12,146,450	97%
United Kingdom building services	425,525	3%	436,423	3%
Consolidated revenues	$14,566,116	100%	$12,582,873	100%

As a result of strong demand for our services across most of the market sectors we serve, revenues for the year ended December 31, 2024 increased to $14.57 billion compared to revenues of $12.58 billion for the year ended December 31, 2023. As described in more detail below, we experienced increases in revenues from the majority of our reportable segments. Additionally, revenues for 2024 included incremental acquisition contribution of approximately $251.5 million.
Revenues of our United States electrical construction and facilities services segment were $3,342.9 million for the year ended December 31, 2024, a $559.2 million increase compared to revenues of $2,783.7 million for the year ended December 31, 2023. This segment’s results for 2024 included $2.7 million of incremental acquisition revenues. Excluding the impact of acquisitions, the increase in this segment’s revenues was primarily a result of growth within the network and communications market sector, predominantly due to data center construction projects. Increased demand for cloud computing and data storage, driven in part by the emergence of artificial intelligence, has resulted in a greater number of project opportunities for us in several of the geographies in which we operate. In addition, this segment benefited from revenue growth within a number of the other market sectors we serve, such as: (a) the high-tech manufacturing market sector, inclusive of construction projects for customers engaged in the design and manufacturing of semiconductors, (b) the manufacturing and industrial market sector, driven by increased activity with various energy sector customers, (c) the transportation market sector, due to certain infrastructure projects currently underway, and (d) the institutional market sector, given increased project revenues from certain schools and universities. These increases were partially offset by a reduction in revenues within the commercial market sector due in part to reduced demand across the commercial real estate industry.
Our United States mechanical construction and facilities services segment revenues for the year ended December 31, 2024 were $6,405.7 million, a $1,330.9 million increase compared to revenues of $5,074.8 million for the year ended December 31, 2023. This segment’s results included $172.5 million of incremental acquisition revenues for the year ended December 31, 2024. Excluding the impact of acquisitions, the increase in this segment’s revenues was attributable to revenue growth within the majority of the market sectors in which we operate, as well as greater levels of service work. This segment experienced notable increases in revenues within: (a) the high-tech manufacturing market sector, as a result of stronger demand for our mechanical construction and/or fire protection services by certain customers: (i) engaged in either the design and manufacturing of semiconductors or the production and development of electric vehicles and/or lithium batteries and (ii) within the biotech, life-sciences, and pharmaceutical industries, (b) the network and communications market sector, due to increased data center project activity as this segment benefited from the same market demand described above within our United States electrical construction and facilities services segment, (c) the institutional market sector, given several public sector or university projects which were active during 2024, (d) the manufacturing and industrial market sector largely as a result of the re-shoring of critical supply chain by certain of our customers, (e) the water and wastewater market sector, driven by several projects within the Southeast region of the United States, and (f) the healthcare market sector, due to an increase in projects throughout several of the regions in which we operate. Partially offsetting these increases was a reduction in revenues within the commercial market sector, largely as a result of the completion of various warehouse and distribution projects, that were active in 2023.
Revenues of our United States building services segment were $3,114.8 million for the year ended December 31, 2024 compared to $3,120.1 million for the year ended December 31, 2023. Excluding incremental acquisition contribution of $31.0 million, this segment’s revenues decreased by $36.3 million as the strength of its mechanical services division was more than offset by revenue declines within its commercial site-based services and government site-based services divisions due to the loss of certain facilities maintenance contracts not renewed pursuant to rebid. With respect to this segment’s mechanical services division, revenue growth was experienced from: (a) HVAC project and retrofit work, as a result of greater: (i) project execution stemming from the increased availability of materials and equipment when compared to the prior year, which experienced greater supply chain disruptions and delays, and (ii) demand for system upgrades and replacements, partially as our customers continue to seek ways to improve the energy efficiency or indoor air quality of their facilities, (b) service repair and maintenance volumes, given growth in our service contract base, and (c) building automation and controls projects, as we continue to expand our service offerings in this area.
Revenues of our United States industrial services segment for the year ended December 31, 2024 were $1,277.2 million, a $109.4 million increase compared to revenues of $1,167.8 million for the year ended December 31, 2023. This segment’s results included $45.3 million of incremental revenues from an acquired company. Excluding such acquisition contribution, the increase in this segment’s revenues resulted from greater demand, including turnarounds of a larger size and scope growth on certain projects, in its field services division.
Our United Kingdom building services segment revenues were $425.5 million for the year ended December 31, 2024 compared to $436.4 million for the year ended December 31, 2023. The decrease in this segment’s revenues for 2024 was primarily a result of the loss of certain facilities maintenance contracts not renewed pursuant to rebid. Revenues of this segment for 2024 were positively impacted by $11.4 million as a result of favorable exchange rate movements for the British pound versus the United States dollar.

Cost of sales and gross profit
The following table presents cost of sales, gross profit (revenues less cost of sales), and gross profit as a percentage of revenues (“gross profit margin”) for the years ended December 31, 2024 and 2023 (in thousands, except for percentages):

	2024	2023
Cost of sales	$11,801,065	$10,493,534
Gross profit	$2,765,051	$2,089,339
Gross profit margin	19.0%	16.6%
Our gross profit for the year ended December 31, 2024 was $2,765.1 million, or 19.0% of revenues, compared to gross profit of $2,089.3 million, or 16.6% of revenues, for the year ended December 31, 2023. The increase in gross profit and the expansion in gross profit margin were driven by each of our domestic reportable segments due to an improved revenue mix, excellent project execution, and/or favorable pricing. Our gross profit for 2024 included incremental acquisition contribution of $46.2 million net of amortization expense attributable to identifiable intangible assets of $8.6 million. Refer to the operating income section below for further discussion regarding the operating performance of each of our reportable segments.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses (“SG&A”) and selling, general and administrative expenses as a percentage of revenues (“SG&A margin”) for the years ended December 31, 2024 and 2023 (in thousands, except for percentages):

	2024	2023
Selling, general and administrative expenses	$1,420,188	$1,211,233
SG&A margin	9.7%	9.6%
Our selling, general and administrative expenses for the year ended December 31, 2024 were $1,420.2 million, or 9.7% of revenues, compared to selling, general and administrative expenses of $1,211.2 million, or 9.6% of revenues, for the year ended December 31, 2023. Selling, general and administrative expenses for 2024 included $32.8 million of incremental expenses directly related to companies acquired in 2024 and 2023, including amortization expense attributable to identifiable intangible assets of $6.7 million. Excluding incremental expenses from businesses acquired, the increase in selling, general and administrative expenses was predominantly attributable to greater: (a) salaries and related employment expenses, largely as a result of additional headcount to support our organic revenue growth as well as annual cost of living adjustments, and (b) incentive compensation expense at certain of our operating subsidiaries, due to higher operating results than in the prior year.
Operating income (loss)
The following table presents by segment our operating income (loss) and each segment’s operating income (loss) as a percentage of such segment’s revenues (“operating margin”) for the years ended December 31, 2024 and 2023 (in thousands, except for percentages):

	2024	% of Segment Revenues	2023	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$447,186	13.4%	$230,640	8.3%
United States mechanical construction and facilities services	799,613	12.5%	530,644	10.5%
United States building services	176,720	5.7%	182,995	5.9%
United States industrial services	44,213	3.5%	35,375	3.0%
Total United States operations	1,467,732	10.4%	979,654	8.1%
United Kingdom building services	21,485	5.0%	25,681	5.9%
Corporate administration	(144,354)	—	(127,229)	—
Impairment loss on long-lived assets	—	—	(2,350)	—
Consolidated operating income	1,344,863	9.2%	875,756	7.0%
Other items:
Net periodic pension income (cost)	894		(1,119)
Interest expense	(3,779)		(17,199)
Interest income	35,404		15,415
Income before income taxes	$1,377,382		$872,853

Operating income for the year ended December 31, 2024 was $1,344.9 million, an increase of $469.1 million compared to operating income of $875.8 million for the year ended December 31, 2023. Operating margin was 9.2% and 7.0% in 2024 and 2023, respectively. As described in more detail below, these increases in profitability were predominantly a result of improved operating performance within our United States construction segments, due to a more favorable mix of work and better project execution, including enhanced productivity, due in part to investments in virtual design and construction, prefabrication, and automation. Operating income for 2024 included incremental acquisition contribution of $13.4 million net of amortization expense attributable to identifiable intangible assets of $15.3 million.
Operating income of our United States electrical construction and facilities services segment for the year ended December 31, 2024 was $447.2 million, or 13.4% of revenues, compared to operating income for the year ended December 31, 2023 of $230.6 million, or 8.3% of revenues. The $216.5 million increase in operating income and 510 basis point improvement in operating margin of this segment were a result of greater gross profit and gross profit margin from projects within the majority of the market sectors in which we operate, due to both an increase in revenues as well as a more favorable mix of work. While the most significant increase in gross profit was experienced within the network and communications market sector, this segment additionally benefited from greater gross profit recognized on projects within the manufacturing and industrial, transportation, institutional, and high-tech manufacturing market sectors.
Our United States mechanical construction and facilities services segment’s operating income for the year ended December 31, 2024 was $799.6 million, a $269.0 million increase compared to operating income of $530.6 million for the year ended December 31, 2023. Operating margin of this segment for the year ended December 31, 2024 was 12.5%, a 200 basis point improvement over its operating margin for the year ended December 31, 2023 of 10.5%. This segment’s operating income for 2024 included incremental acquisition contribution of $14.4 million net of amortization expense attributable to identifiable intangible assets of $10.3 million. Excluding the impact of acquisitions, the increases in operating income and operating margin of this segment were primarily a result of contribution from projects within: (a) the high-tech manufacturing market sector, including certain mechanical construction or fire protection projects for customers engaged in either the design or manufacturing of semiconductors or the production and development of electric vehicles and/or lithium batteries, and (b) the network and communications market sector. While the most significant increases in gross profit were seen within the above referenced market sectors, this segment also experienced increases in gross profit across all of the other market sectors in which we operate, with notable increases generated within institutional, manufacturing and industrial, and commercial.
Operating income of our United States building services segment for the year ended December 31, 2024 was $176.7 million, or 5.7% of revenues, compared to operating income of $183.0 million, or 5.9% of revenues, for the year ended December 31, 2023. Increased gross profit from this segment’s mechanical services division, due primarily to greater profitability across its portfolio of HVAC and building automation and controls projects and retrofits, was partially offset by reductions in gross profit from its commercial site-based services and government site-based services divisions, given the loss of certain facilities maintenance contracts not renewed pursuant to rebid. In addition, operating income and operating margin for the year ended December 31, 2024 were negatively impacted by an $11.0 million reserve recorded during the first quarter for a specific customer bankruptcy within this segment’s commercial site-based services division. Such reserve negatively impacted the operating margin of this segment for 2024 by approximately 30 basis points.
Our United States industrial services segment’s operating income for the year ended December 31, 2024 was $44.2 million, or 3.5% of revenues, compared to operating income of $35.4 million, or 3.0% of revenues, for the year ended December 31, 2023. Operating income of this segment benefited from greater gross profit generated within its: (a) field services division due to the increase in revenues referenced above, and (b) shop services division as a result of an improvement in gross profit margin given favorable pricing. The increase in operating margin of this segment was attributable to the increased gross profit margin within the shop services division.
Operating income of our United Kingdom building services segment for the year ended December 31, 2024 was $21.5 million, or 5.0% of revenues, compared to operating income of $25.7 million, or 5.9% of revenues, for the year ended December 31, 2023. The decrease in operating income and operating margin was due to a decline in gross profit and gross profit margin. In addition to the impact of lower facilities maintenance revenues, gross profit and gross profit margin were negatively affected by a less favorable mix of work when compared to the prior year, which included a greater number of higher margin projects. Operating income of this segment for 2024 was positively impacted by $0.5 million as a result of favorable exchange rate movements for the British pound versus the United States dollar.
Our corporate administration expenses were $144.4 million for 2024 compared to $127.2 million in 2023. The increase in corporate expenses was primarily due to: (a) greater employment compensation and related costs, including salaries and benefits, incentive compensation, and share-based compensation, (b) certain severance expenses which were recorded during the first quarter of the year, and (c) higher computer hardware and software costs, due to various information technology and cybersecurity initiatives currently in process.

Other items
Interest expense was $3.8 million and $17.2 million for the years ended December 31, 2024 and 2023, respectively. The year-over-year decrease in interest expense was a result of the repayment, in December of 2023, of all previously outstanding direct borrowings under our credit facility. Interest income was $35.4 million and $15.4 million for the years ended December 31, 2024 and 2023, respectively. The increase in annual interest income resulted from greater returns on our invested cash, due to an increase in our average daily invested cash balance.
Our income tax provision for the year ended December 31, 2024 was $370.2 million, based on an income tax rate of 26.9%, compared to an income tax provision and an income tax rate of $239.5 million and 27.5%, respectively, for the year ended December 31, 2023. Refer to Note 11 - Income Taxes of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further discussion regarding our income tax provision and effective income tax rate.
Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	December 31, 2024	% of Total	December 31, 2023	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$3,068,396	31%	$2,387,844	27%
United States mechanical construction and facilities services	5,463,096	54%	4,940,519	56%
United States building services	1,246,642	12%	1,264,818	14%
United States industrial services	138,599	1%	113,291	1%
Total United States operations	9,916,733	98%	8,706,472	98%
United Kingdom building services	185,466	2%	140,949	2%
Total operations	$10,102,199	100%	$8,847,421	100%
Our remaining performance obligations at December 31, 2024 were $10.10 billion compared to $8.85 billion at December 31, 2023. Remaining performance obligations increased within all of our reportable segments, with the exception of our United States building services segment, which experienced a modest decline. The most significant growth was experienced within our United States construction segments, largely as a result of the award of several data center construction contracts within the network and communications market sector. These segments also experienced increases in remaining performance obligations across a number of the other sectors we serve, most notably within healthcare. Remaining performance obligations increased by $178.8 million as a result of acquisitions made by us during 2024. Partially offsetting these increases was a decrease in remaining performance obligations within the high-tech manufacturing market sector primarily as a result of progress made on certain semiconductor and electric vehicle manufacturing construction projects within our United States mechanical construction and facilities services segment.
See Note 3 - Revenue from Contracts with Customers of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further disclosure regarding our remaining performance obligations.
2023 versus 2022
For discussion and analysis of results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2023.

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
As of December 31, 2024, we had cash and cash equivalents, excluding restricted cash, of $1,339.6 million, which are maintained in depository accounts and highly liquid investments with original maturity dates of three months or less. Both our short-term and long-term liquidity requirements are expected to be met through our cash and cash equivalent balances, cash generated from our operations, and, as necessary, the borrowing capacity under our revolving credit facility. Our credit agreement provides for a $1.30 billion revolving credit facility, for which there was $1.23 billion of available capacity as of December 31, 2024.
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
Cash Flows
The following table presents a summary of our operating, investing, and financing cash flows (in thousands):

	2024	2023
Net cash provided by operating activities	$1,407,894	$899,655
Net cash used in investing activities	$(299,284)	$(161,291)
Net cash used in financing activities	$(555,365)	$(412,054)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$(2,600)	$6,372
Increase in cash, cash equivalents, and restricted cash	$550,645	$332,682
During the year ended December 31, 2024, our cash balance, including cash equivalents and restricted cash, increased by $550.6 million from $789.8 million at December 31, 2023 to $1,340.4 million at December 31, 2024. Changes in our cash position from December 31, 2023 to December 31, 2024 are described in further detail below. For a discussion of the changes in our cash position from December 31, 2022 to December 31, 2023, refer to the Liquidity and Capital Resources section included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2023.
Operating Activities – Operating cash flows generally represent our net income as adjusted for certain non-cash items and changes in assets and liabilities. For 2024, net cash provided by operating activities was approximately $1,407.9 million compared to approximately $899.7 million in 2023. The $508.2 million year-over-year increase in operating cash flows was primarily a result of: (a) our improved operating performance and the corresponding increase in our net income and (b) the timing of cash receipts from our customers.

Investing Activities – Investing cash flows consist primarily of payments for acquisition of businesses, capital expenditures, and proceeds from the sale or disposal of property, plant, and equipment. Net cash used in investing activities for 2024 increased by approximately $138.0 million compared to 2023, primarily due to an increase in payments for acquisitions.
Financing Activities – Financing cash flows consist primarily of the issuance and repayment of short-term and long-term debt, repurchases of common stock, payments of dividends to stockholders, and the issuance of common stock through certain equity plans. Net cash used in financing activities during 2024 was $555.4 million compared to $412.1 million during 2023. The $143.3 million variance was primarily due to an increase in common stock repurchases made by us during 2024, partially offset by the impact of repayments on our outstanding debt in the prior year period. The timing of common stock repurchases is at management’s discretion subject to securities laws and other legal requirements and depends upon several factors, including market and business conditions, current and anticipated future liquidity, share price, and share availability, among others. For additional detail regarding our share repurchase program, refer to Note 12 - Common Stock of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
We currently pay a regular quarterly dividend of $0.25 per share. For the years ended December 31, 2024 and 2023, cash payments related to dividends were $43.4 million and $32.7 million, respectively. Our credit agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay such quarterly dividends for the foreseeable future.
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash – We are exposed to fluctuations in foreign currency exchange rates, almost entirely with respect to the British pound. Therefore, the $9.0 million variance between the years ended December 31, 2024 and 2023 was a direct result of exchange rate movements for the British pound versus the United States dollar.
Material Cash Requirements from Contractual and Other Obligations
As of December 31, 2024, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
Outstanding Debt and Interest Payments – As of December 31, 2024, there were no direct borrowings outstanding under our revolving credit facility. Interest payments on any future borrowings will be determined based on prevailing interest rates at that time. Refer to Note 9 - Debt of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further detail of our debt obligations, including our revolving credit facility.
Operating and Finance Leases – In the normal course of business, we lease real estate, vehicles, and equipment under various arrangements which are classified as either operating or finance leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $390.1 million at December 31, 2024, with $96.9 million payable within the next 12 months. Refer to Note 16 - Leases of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further detail surrounding our lease obligations and the timing of expected future payments.
Open Purchase Obligations – As of December 31, 2024, we had $2.33 billion of open purchase obligations, of which payments totaling approximately $2.01 billion are expected to become due within the next 12 months. These obligations represent open purchase orders to suppliers and subcontractors related to our construction and services contracts. These purchase orders are not reflected in the Consolidated Balance Sheets and are not expected to impact future liquidity as amounts should be recovered through customer billings.
Insurance Obligations – As described in further detail in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, we have loss payment deductibles and/or self-insured retentions for certain insurance matters. As of December 31, 2024, our insurance liabilities, net of estimated recoveries, were $240.1 million. Of this net amount, approximately $41.6 million is estimated to be payable within the next 12 months. Due to many uncertainties inherent in resolving these matters, it is not practical to estimate these payments beyond such period. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase.
Contingent Consideration Liabilities – We have incurred liabilities related to contingent consideration arrangements associated with certain acquisitions, payable in the event discrete performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The aggregate amount of these liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance during such post-acquisition periods, and accretion in present value. As of December 31, 2024, the present value of expected future payments relating to these contingent consideration arrangements was $29.7 million. Of this amount, $20.4 million is estimated as being payable during 2025, with the remainder due pursuant to the terms of our contractual agreements, some of which extend into 2027.

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
Multiemployer Benefit Plans – In addition to our Company sponsored benefit plans, we participate in certain multiemployer pension and other post-retirement plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining agreements. During 2024, 2023, and 2022, contributions made to these plans were $577.0 million, $502.3 million, and $449.9 million, respectively; however, our future contributions to the multiemployer plans are dependent upon a number of factors. Amounts of future contributions that we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated. Refer to Note 14 - Retirement Plans of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information regarding multiemployer benefit plans.
Off-Balance Sheet Arrangements and Other Commercial Commitments
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of December 31, 2024, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $2.5 billion, which represents approximately 25% of our total remaining performance obligations.
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
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds or letters of credit may be issued as collateral for certain insurance obligations. As of December 31, 2024, we satisfied approximately $61.7 million and $71.1 million of the collateral requirements of our insurance programs by utilizing surety bonds and letters of credit, respectively. All such letters of credit were issued under our revolving credit facility, therefore reducing the available capacity of such facility.
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

Other Items
To help mitigate the impacts of greenhouse gas emissions on climate change, EMCOR has established initial carbon-based fuel consumption and greenhouse gas emission reduction targets. Although to date we have not incurred any material costs or capital expenditures associated with achieving our targets, we could be required to expend amounts in future periods as we continue to work towards our goals. It is not possible, at this time, to estimate the impact that future costs and/or capital expenditures may have on our business, financial condition, results of operations, or liquidity.
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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements is based on the application of significant accounting policies, which require management to make estimates and assumptions. Our significant accounting policies are described further in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. We base our estimates on historical experience, known or expected trends, third-party valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. There have been no significant changes to our critical accounting policies or methods for the year ended December 31, 2024. We believe the following critical accounting policies govern the more significant judgments and estimates used in the preparation of our financial statements.
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
Based on an evaluation of individual projects that were substantially complete in prior periods but had revisions to total estimated costs or anticipated contract value (inclusive of the settlement of previously outstanding change orders and claims) that resulted in an increase to profitability in excess of $1.0 million, we recognized revenue during the years ended December 31, 2024 and 2023, as summarized in the following table (in thousands):

	2024	2023
United States electrical construction and facilities services	$14,006	$3,350
United States mechanical construction and facilities services	10,551	13,114
Total impact	$24,557	$16,464
There were no significant amounts of revenue recognized during the year ended December 31, 2022 related to performance obligations satisfied in prior periods.

Included in our results for the year ended December 31, 2024 was $12.3 million of gross profit recognized on two contracts, which are currently in process, as a result of favorable developments on certain claims. Of this amount, $8.4 million was reported within our United States electrical construction and facilities services segment and $3.9 million was reported within our United States mechanical construction and facilities services segment.
Based on an evaluation of individual projects that had revisions to total estimated costs or anticipated contract value that resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted during the years ended December 31, 2024, 2023, and 2022, as summarized in the following table (in thousands):

	2024	2023	2022
United States electrical construction and facilities services	$27,977	$12,535	$33,463
United States mechanical construction and facilities services	38,342	10,864	13,679
United States building services	—	5,658	1,261
Total impact	$66,319	$29,057	$48,403
Due to the significant judgments utilized in the estimation process described above, if subsequent actual results and/or updated assumptions, estimates, or projections related to our underlying project positions were to change from those utilized at December 31, 2024, it could result in a material impact to our results of operations. For example, a 50 basis point increase or decrease in the estimated gross profit margin on our uncompleted construction projects, in the aggregate, as a result of a revision in estimated costs to complete a performance obligation or a revision in estimated transaction price, would have resulted in an increase or decrease to operating income of approximately $130 million for the year ended December 31, 2024.
See Note 3 - Revenue from Contracts with Customers of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further disclosure regarding revenue recognition.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on the Consolidated Balance Sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences, and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. In addition, an increase in the cost to settle insurance claims could result in higher insurance costs and deductibles. Our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims increased by $20.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, partially as a result of greater potential exposures and an increase in certain of our deductibles or self-insured retentions. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims were to increase by 10%, it would have resulted in $24.0 million of additional expense for the year ended December 31, 2024.
Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets
Goodwill
As of December 31, 2024 and 2023, we had goodwill of $1,018.4 million and $956.5 million, respectively, arising out of the acquisition of businesses. Goodwill is not amortized but instead allocated to its respective reporting unit and evaluated for impairment annually, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. We have determined that our reporting units are consistent with the reportable segments identified in Note 18 - Segment Information of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. As of December 31, 2024, approximately 18.8% of our goodwill related to our United States electrical construction and facilities services segment, approximately 33.8% related to our United States mechanical construction and facilities services segment, approximately 35.2% related to our United States building services segment, and approximately 12.2% related to our United States industrial services segment.

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
We performed our annual impairment assessment of all reporting units as of October 1, 2024 and determined there was no impairment of goodwill. Based on these impairment assessments, the fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment exceeded their carrying values by approximately $3,940.5 million, $6,852.3 million, $1,143.8 million, and $163.1 million, respectively. As part of such annual testing, we compared the aggregate fair value of our reporting units to our market capitalization, noting that such comparison supported the reasonableness of the key assumptions utilized in determining the fair value of each of our reporting units.
In completing our annual impairment assessment, we determined the fair value of each of our reporting units using an income approach whereby fair value was calculated utilizing discounted estimated future cash flows, assuming a risk-adjusted industry weighted average cost of capital. The weighted average cost of capital used in our annual impairment testing was 10.6% for our United States construction segments, 10.9% for our United States building services segment, and 10.5% for our United States industrial services segment. These weighted average cost of capital estimates were developed with the assistance of an independent third-party valuation specialist and reflect the overall level of inherent risk within the respective reporting unit and the rate of return a market participant would expect to earn.
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
Due to the inherent uncertainties involved in making estimates, our assumptions may change in future periods. Estimates and assumptions made for purposes of our goodwill impairment testing may prove to be inaccurate predictions of the future, and other factors used in assessing fair value, such as the weighted average cost of capital, are outside the control of management. Unfavorable changes in certain of these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average cost of capital would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $226.5 million, $383.7 million, $93.5 million, and $32.5 million, respectively. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $123.2 million, $210.1 million, $46.0 million, and $13.0 million, respectively. Given the amounts by which the fair value exceeds the carrying value for each of our reporting units, the decreases in estimated fair values described above would not have significantly impacted the results of our 2024 impairment tests. Further, for each of our reporting units, a 10% decline in the estimated fair value of such reporting unit, due to other changes in our assumptions, including forecasted future cash flows, would not have significantly impacted the results of our 2024 impairment tests.
Identifiable Intangible Assets and Other Long-Lived Assets
As of December 31, 2024 and 2023, net identifiable intangible assets (primarily consisting of our customer relationships, subsidiary trade names, developed technology/vendor network, and contract backlog) arising out of the acquisition of businesses were $648.2 million and $586.0 million, respectively. The determination of related estimated useful lives for identifiable intangible assets and whether those assets are impaired involves significant judgments based upon short- and long-term projections of future performance. These forecasts reflect assumptions regarding anticipated macroeconomic conditions as well as our ability to successfully integrate acquired businesses.
Absent earlier indicators of impairment, we test for impairment of subsidiary trade names that are not subject to amortization on an annual basis (October 1). In addition, we review for impairment of identifiable intangible assets that are being amortized as well as other long-lived assets whenever facts and circumstances indicate that their carrying values may not be fully recoverable.

As of October 1, 2024, we performed our annual impairment testing of all subsidiary trade names that are not subject to amortization and determined that there was no impairment of these assets. In performing this impairment assessment, we considered the sensitivity of the reported amounts to the methods, assumptions, and estimates underlying our testing. For example, we performed sensitivity analyses and concluded that, individually, none of the following changes in estimates or assumptions would have significantly impacted the results of our testing or resulted in a material impairment of our subsidiary trade names: (a) a 50 basis point increase in the discount rate utilized in our testing, (b) a 50 basis point decline in the perpetual growth rate utilized in our testing, or (c) a 10% decrease in the estimated fair value of each trade name.
With respect to identifiable intangible assets that are being amortized as well as other long-lived assets, we did not identify any circumstances indicating that their carrying values may not be fully recoverable and, therefore, no impairment testing was required for these assets during the year ended December 31, 2024.
During 2023, we identified facts and circumstances that indicated the carrying values of certain long-lived assets within our United States mechanical construction and facilities services segment may not be fully recoverable, necessitating a comparison of their carrying values to the undiscounted pre-tax cash flows estimated to result from the use of such assets. As a result of this test, we determined that these assets were impaired, and recognized a $2.4 million impairment charge as calculated using a discounted cash flow model.
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
Refer to Note 8 - Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further information about our goodwill and identifiable intangible assets as well as our impairment testing. No impairment of our goodwill or identifiable intangible assets was recognized during the years ended December 31, 2024, 2023, or 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used any derivative financial instruments during the years ended December 31, 2024 and 2023, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for any borrowings under our revolving credit facility, which bear interest at variable rates. Although the Federal Reserve Board began to decrease the federal funds rate in 2024 after increases in 2022 and much of 2023, the pace and extent of additional decreases are uncertain. For further information regarding our credit facility and associated borrowing rates, refer to Note 9 - Debt of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,339,550	$789,750
Accounts receivable, less allowance for credit losses of $34,957 and $22,502, respectively	3,577,537	3,203,490
Contract assets	284,791	269,885
Inventories	95,667	110,774
Prepaid expenses and other	91,644	73,072
Total current assets	5,389,189	4,446,971
Property, plant, and equipment, net	207,489	179,378
Operating lease right-of-use assets	316,128	310,498
Goodwill	1,018,415	956,549
Identifiable intangible assets, net	648,180	586,032
Other assets	137,072	130,293
Total assets	$7,716,473	$6,609,721
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$937,087	$935,967
Contract liabilities	2,047,540	1,595,109
Accrued payroll and benefits	751,434	596,936
Other accrued expenses and liabilities	336,555	315,107
Operating lease liabilities, current	81,247	75,236
Total current liabilities	4,153,863	3,518,355
Operating lease liabilities, long-term	261,575	259,430
Other long-term obligations	362,341	361,121
Total liabilities	4,777,779	4,138,906
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 61,186,088 and 61,094,042 shares issued, respectively	612	611
Capital surplus	97,475	91,813
Accumulated other comprehensive loss	(85,527)	(85,704)
Retained earnings	4,778,061	3,814,439
Treasury stock, at cost 15,375,963 and 14,046,777 shares, respectively	(1,852,964)	(1,351,381)
Total EMCOR Group, Inc. stockholders’ equity	2,937,657	2,469,778
Noncontrolling interests	1,037	1,037
Total equity	2,938,694	2,470,815
Total liabilities and equity	$7,716,473	$6,609,721
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31,
(In thousands, except per share data)

	2024	2023	2022
Revenues	$14,566,116	$12,582,873	$11,076,120
Cost of sales	11,801,065	10,493,534	9,472,526
Gross profit	2,765,051	2,089,339	1,603,594
Selling, general and administrative expenses	1,420,188	1,211,233	1,038,717
Impairment loss on long-lived assets	—	2,350	—
Operating income	1,344,863	875,756	564,877
Net periodic pension income (cost)	894	(1,119)	4,311
Interest expense	(3,779)	(17,199)	(13,199)
Interest income	35,404	15,415	2,761
Income before income taxes	1,377,382	872,853	558,750
Income tax provision	370,237	239,524	152,628
Net income including noncontrolling interests	1,007,145	633,329	406,122
Net income attributable to noncontrolling interests	—	335	—
Net income attributable to EMCOR Group, Inc.	$1,007,145	$632,994	$406,122

Basic earnings per common share	$21.61	$13.37	$8.13

Diluted earnings per common share	$21.52	$13.31	$8.10

Dividends declared per common share	$0.93	$0.69	$0.54

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Years Ended December 31,
(In thousands)

	2024	2023	2022
Net income including noncontrolling interests	$1,007,145	$633,329	$406,122
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,900)	6,417	(10,786)
Changes in post-retirement plans (1)	3,077	1,330	897
Other comprehensive income (loss)	177	7,747	(9,889)
Comprehensive income	1,007,322	641,076	396,233
Comprehensive income attributable to noncontrolling interests	—	335	—
Comprehensive income attributable to EMCOR Group, Inc.	$1,007,322	$640,741	$396,233
_________________
(1)    Net of tax provision of $1.0 million, $0.5 million, and $0.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31,
(In thousands)

	2024	2023	2022
Cash flows - operating activities:
Net income including noncontrolling interests	$1,007,145	$633,329	$406,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,678	51,822	47,296
Amortization of identifiable intangible assets	77,002	67,143	61,315
Provision for credit losses	17,303	7,859	5,166
Deferred income taxes	(29,115)	(16,651)	10,483
Gain on sale or disposal of property, plant, and equipment	(1,012)	(2,057)	(6,393)
Excess tax benefits from share-based compensation	(3,978)	(1,719)	(1,654)
Equity income from unconsolidated entities	(98)	(1,660)	(391)
Non-cash expense for amortization of debt issuance costs	822	960	960
Non-cash expense from contingent consideration arrangements	8,892	2,287	1,610
Non-cash expense for impairment of long-lived assets	—	2,350	—
Non-cash share-based compensation expense	19,978	13,739	12,125
Distributions from unconsolidated entities	1,554	400	400
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Increase in accounts receivable	(311,504)	(626,494)	(340,091)
Decrease (increase) in inventories	17,982	(23,442)	(31,541)
(Increase) decrease in contract assets	(13,318)	5,733	(44,725)
(Decrease) increase in accounts payable	(15,362)	82,192	111,488
Increase in contract liabilities	426,628	489,728	299,897
Increase (decrease) in accrued payroll and benefits and other accrued expenses and liabilities	148,490	189,268	(30,025)
Changes in other assets and liabilities, net	(193)	24,868	(4,109)
Net cash provided by operating activities	1,407,894	899,655	497,933
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(228,173)	(96,491)	(98,656)
Proceeds from sale or disposal of property, plant, and equipment	3,839	13,604	7,145
Purchases of property, plant, and equipment	(74,950)	(78,404)	(49,289)
Net cash used in investing activities	(299,284)	(161,291)	(140,800)
Cash flows - financing activities:
Proceeds from revolving credit facility	—	200,000	270,000
Repayments of revolving credit facility	—	(200,000)	(270,000)
Repayments of long-term debt and debt issuance costs	—	(246,171)	(13,875)
Repayments of finance lease liabilities	(2,855)	(2,776)	(3,551)
Dividends paid to stockholders	(43,384)	(32,684)	(27,187)
Repurchases of common stock	(489,820)	(127,713)	(660,609)
Taxes paid related to net share settlements of equity awards	(15,397)	(6,060)	(7,539)
Issuances of common stock under employee stock purchase plan	943	9,189	8,177
Payments for contingent consideration arrangements	(4,852)	(5,839)	(5,534)
Net cash used in financing activities	(555,365)	(412,054)	(710,118)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,600)	6,372	(12,515)
Increase (decrease) in cash, cash equivalents, and restricted cash	550,645	332,682	(365,500)
Cash, cash equivalents, and restricted cash at beginning of year (1)	789,750	457,068	822,568
Cash, cash equivalents, and restricted cash at end of period (1)	$1,340,395	$789,750	$457,068
_________________
(1)Includes $0.8 million, $0.6 million, and $1.2 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2024, 2022, and 2021, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
For The Years Ended December 31,
(In thousands)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2021	$2,253,089	$607	$61,874	$(83,562)	$2,835,504	$(562,036)	$702
Net income including noncontrolling interests	406,122	—	—	—	406,122	—	—
Other comprehensive loss	(9,889)	—	—	(9,889)	—	—	—
Common stock issued under share-based compensation plans	2	2	—	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(7,539)	—	(7,539)	—	—	—	—
Common stock issued under employee stock purchase plan	8,177	—	8,177	—	—	—	—
Common stock dividends	(27,187)	—	158	—	(27,345)	—	—
Repurchases of common stock	(660,609)	—	—	—	—	(660,609)	—
Share-based compensation expense	12,125	—	12,125	—	—	—	—
Balance, December 31, 2022	$1,974,291	$609	$74,795	$(93,451)	$3,214,281	$(1,222,645)	$702
Net income including noncontrolling interests	633,329	—	—	—	632,994	—	335
Other comprehensive income	7,747	—	—	7,747	—	—	—
Common stock issued under share-based compensation plans	—	2	(2)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(6,060)	—	(6,060)	—	—	—	—
Common stock issued under employee stock purchase plan	9,189	—	9,189	—	—	—	—
Common stock dividends	(32,684)	—	152	—	(32,836)	—	—
Repurchases of common stock	(128,736)	—	—	—	—	(128,736)	—
Share-based compensation expense	13,739	—	13,739	—	—	—	—
Balance, December 31, 2023	$2,470,815	$611	$91,813	$(85,704)	$3,814,439	$(1,351,381)	$1,037
Net income including noncontrolling interests	1,007,145	—	—	—	1,007,145	—	—
Other comprehensive income	177	—	—	177	—	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(15,397)	—	(15,397)	—	—	—	—
Common stock issued under employee stock purchase plan	943	—	943	—	—	—	—
Common stock dividends	(43,384)	—	139	—	(43,523)	—	—
Repurchases of common stock	(501,583)	—	—	—	—	(501,583)	—
Share-based compensation expense	19,978	—	19,978	—	—	—	—
Balance, December 31, 2024	$2,938,694	$612	$97,475	$(85,527)	$4,778,061	$(1,852,964)	$1,037
_________________
(1)Represents cumulative foreign currency translation and post-retirement liability adjustments of $(4.7) million and $(80.8) million, respectively, as of December 31, 2024, $(1.8) million and $(83.9) million, respectively, as of December 31, 2023, and $(8.3) million and $(85.2) million, respectively, as of December 31, 2022.

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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
At December 31, 2024 and 2023, our accounts receivable of $3,577.5 million and $3,203.5 million, respectively, were recorded net of allowances for credit losses of $35.0 million and $22.5 million, respectively. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses. The provision for credit losses during 2024, 2023, and 2022 amounted to approximately $17.3 million, $7.9 million, and $5.2 million, respectively.
The change in the allowance for credit losses for the year ended December 31, 2024 was as follows (in thousands):

Balance at December 31, 2023	$22,502
Provision for credit losses	17,303
Amounts written off against the allowance, net of recoveries	(4,848)
Balance at December 31, 2024	$34,957
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
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase. As of December 31, 2024 and 2023, the estimated current portion of such undiscounted insurance liabilities, included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets, were $50.8 million and $51.0 million, respectively. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” as of December 31, 2024 and 2023 were $237.3 million and $229.8 million, respectively. The current portion of anticipated insurance recoveries of $9.2 million and $11.9 million as of December 31, 2024 and 2023, respectively, were included in “Prepaid expenses and other” and the non-current portion of anticipated insurance recoveries of $38.7 million and $48.8 million as of December 31, 2024 and 2023, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets.
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
Tax benefits associated with uncertain tax positions are recognized only if it is more likely than not that the tax position would be sustained on its technical merits. For positions not meeting the “more likely than not” test, no tax benefit is recognized. To the extent interest and penalties may be assessed related to unrecognized tax benefits, we record accruals for such amounts as a component of the income tax provision. We had no unrecognized income tax benefits as of December 31, 2024 and 2023.

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
New Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”), which expands the required disclosure for reportable segments. This guidance requires entities to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all segment disclosures which are currently required annually. This ASU additionally requires entities to disclose the title and position of the individual or the name of the group or committee identified as its chief operating decision-maker. Such guidance, which is required to be applied retrospectively, is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. While the adoption of this ASU did not have an impact on our financial position and/or results of operations, we have provided the additional required disclosures within Note 18 - Segment Information of the notes to consolidated financial statements.
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
In November 2024, the FASB issued an ASU, which requires disaggregated disclosures, in the notes to the financial statements, about certain income statement expense line items on an interim and annual basis. This guidance requires entities to provide more detailed information about purchases of inventory, employee compensation, depreciation expense, intangible asset amortization, and selling expenses. Such guidance, which is required to be applied prospectively, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, although early adoption and retrospective application is permitted. While the adoption of this ASU will not have an impact on our financial position and/or results of operations, we are currently evaluating the impact on our financial statement disclosures, including the processes and controls around the collection of this information.
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
Based on an evaluation of individual projects that were substantially complete in prior periods but had revisions to total estimated costs or anticipated contract value (inclusive of the settlement of previously outstanding change orders and claims) that resulted in an increase to profitability in excess of $1.0 million, we recognized revenue during the years ended December 31, 2024 and 2023, as summarized in the following table (in thousands):

	2024	2023
United States electrical construction and facilities services	$14,006	$3,350
United States mechanical construction and facilities services	10,551	13,114
Total impact	$24,557	$16,464
There were no significant amounts of revenue recognized during the year ended December 31, 2022 related to performance obligations satisfied in prior periods.
Included in our results for the year ended December 31, 2024 was $12.3 million of gross profit, recognized in the second quarter of the year, on two contracts, which are currently in process, as a result of favorable developments on certain claims. Of this amount, $8.4 million was reported within our United States electrical construction and facilities services segment and $3.9 million was reported within our United States mechanical construction and facilities services segment.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)
Based on an evaluation of individual projects that had revisions to total estimated costs or anticipated contract value that resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted during the years ended December 31, 2024, 2023, and 2022, as summarized in the following table (in thousands):

	2024	2023	2022
United States electrical construction and facilities services	$27,977	$12,535	$33,463
United States mechanical construction and facilities services	38,342	10,864	13,679
United States building services	—	5,658	1,261
Total impact	$66,319	$29,057	$48,403
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

	2024	% of Total	2023	% of Total	2022	% of Total
United States electrical construction and facilities services:
Network and communications market sector	$1,442,877	43%	$934,455	34%	$801,052	33%
Commercial market sector	310,730	9%	402,886	14%	414,539	17%
Manufacturing and industrial market sector	439,450	13%	394,804	14%	301,606	12%
Healthcare market sector	242,458	7%	242,931	9%	178,348	7%
High-tech manufacturing market sector	190,992	6%	140,471	5%	88,544	4%
Institutional market sector	174,073	5%	147,375	5%	154,077	6%
Transportation market sector	210,835	6%	167,976	6%	166,563	7%
Water and wastewater market sector	27,751	1%	21,234	1%	21,251	1%
Hospitality and entertainment market sector	66,982	2%	81,815	3%	33,818	1%
Short duration projects (1)	180,020	6%	186,722	7%	211,797	9%
Service work	62,947	2%	65,338	2%	65,709	3%
	3,349,115		2,786,007		2,437,304
Less intersegment revenues	(6,188)		(2,284)		(4,190)
Total segment revenues	$3,342,927		$2,783,723		$2,433,114
_________________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)

	2024	% of Total	2023	% of Total	2022	% of Total
United States mechanical construction and facilities services:
Network and communications market sector	$818,991	13%	$410,397	8%	$295,261	7%
Commercial market sector	989,012	15%	1,115,993	22%	1,079,872	25%
Manufacturing and industrial market sector	736,775	12%	698,993	14%	632,332	15%
Healthcare market sector	580,676	9%	489,485	10%	479,937	11%
High-tech manufacturing market sector	1,453,384	23%	845,251	16%	320,597	7%
Institutional market sector	455,940	7%	316,255	6%	331,727	8%
Transportation market sector	55,622	1%	42,789	1%	57,026	1%
Water and wastewater market sector	308,329	5%	286,912	6%	261,501	6%
Hospitality and entertainment market sector	70,707	1%	52,919	1%	44,615	1%
Short duration projects (1)	335,900	5%	324,056	6%	333,066	8%
Service work	606,551	9%	500,853	10%	467,156	11%
	6,411,887		5,083,903		4,303,090
Less intersegment revenues	(6,230)		(9,100)		(10,882)
Total segment revenues	$6,405,657		$5,074,803		$4,292,208
_________________
(1)Represents those projects which generally are completed within three months or less.

	2024	% of Total	2023	% of Total	2022	% of Total
United States building services:
Mechanical services	$2,260,607	73%	$2,042,244	65%	$1,748,455	64%
Commercial site-based services	669,584	21%	865,232	28%	810,210	29%
Government site-based services	184,626	6%	212,658	7%	196,288	7%
Total segment revenues	$3,114,817		$3,120,134		$2,754,953

	2024	% of Total	2023	% of Total	2022	% of Total
United States industrial services:
Field services	$1,113,613	87%	$991,466	85%	$972,894	87%
Shop services	163,577	13%	176,324	15%	145,873	13%
Total segment revenues	$1,277,190		$1,167,790		$1,118,767

Total United States operations	$14,140,591		$12,146,450		$10,599,042

	2024	% of Total	2023	% of Total	2022	% of Total
United Kingdom building services:
Service work	$199,658	47%	$210,414	48%	$221,123	46%
Project work	225,867	53%	226,009	52%	255,955	54%
Total segment revenues	$425,525		$436,423		$477,078

Consolidated revenues	$14,566,116		$12,582,873		$11,076,120

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
As of December 31, 2024 and 2023, contract assets included unbilled revenues for unapproved change orders of approximately $25.1 million and $29.8 million, respectively. There were no claim amounts included in contract assets as of December 31, 2024; however, contract assets as of December 31, 2023 included $6.7 million associated with claims. There were $6.9 million and $15.4 million of claims included within accounts receivable as of December 31, 2024 and 2023, respectively. There were contractually billed amounts and retention related to contracts with unapproved change orders and claims of approximately $172.4 million and $157.7 million as of December 31, 2024 and 2023, respectively. For contracts in claim status, contractually billed amounts will generally not be paid by the customer to us until final resolution of the related claims.
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
Net contract liabilities in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Contract assets, current	$284,791	$269,885
Contract assets, non-current	—	—
Contract liabilities, current	(2,047,540)	(1,595,109)
Contract liabilities, non-current	(1,526)	(1,812)
Net contract liabilities	$(1,764,275)	$(1,327,036)
Included within net contract liabilities were $1,691.0 million and $1,261.1 million of net contract liabilities on uncompleted construction projects as of December 31, 2024 and 2023, respectively, as follows (in thousands):

	December 31, 2024	December 31, 2023
Costs incurred on uncompleted construction contracts	$18,093,285	$15,100,829
Estimated earnings, thereon	3,562,012	2,381,049
	21,655,297	17,481,878
Less: billings to date	23,346,291	18,742,934
	$(1,690,994)	$(1,261,056)

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)
Contract assets and contract liabilities increased by approximately $2.3 million and $24.3 million, respectively, as a result of acquisitions made by us in 2024. Excluding the impact of acquisitions, net contract liabilities increased by approximately $415.2 million for the year ended December 31, 2024, primarily due to an increase in net contract liabilities on our uncompleted construction projects, partially as a result of the timing of invoicing to our customers as we continue to effectively manage our working capital. There was no significant impairment of contract assets recognized during the periods presented.
Contract Retentions
As of December 31, 2024 and 2023, accounts receivable included $703.2 million and $555.9 million, respectively, of retainage billed under terms of our contracts. These retainage amounts represent amounts which have been contractually invoiced to customers where payments have been partially withheld pending the completion of the project. We estimate that approximately 86% of the retainage outstanding as of December 31, 2024 will be collected during 2025.
As of December 31, 2024 and 2023, accounts payable included $121.5 million and $93.6 million, respectively, of retainage withheld under terms of our subcontracts. These retainage amounts represent amounts invoiced to the Company by our subcontractors where payments have been partially withheld pending the completion of their scope of work. We estimate that approximately 89% of the retainage outstanding as of December 31, 2024 will be paid during 2025.
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations as of December 31, 2024 (in thousands, except for percentages):

	December 31, 2024	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$3,068,396	31%
United States mechanical construction and facilities services	5,463,096	54%
United States building services	1,246,642	12%
United States industrial services	138,599	1%
Total United States operations	9,916,733	98%
United Kingdom building services	185,466	2%
Total operations	$10,102,199	100%
Our remaining performance obligations at December 31, 2024 were approximately $10.10 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.
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
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$2,507,400	$560,996
United States mechanical construction and facilities services	4,214,636	1,248,460
United States building services	1,155,351	91,291
United States industrial services	138,599	—
Total United States operations	8,015,986	1,900,747
United Kingdom building services	137,415	48,051
Total operations	$8,153,401	$1,948,798
NOTE 4 - ACQUISITIONS OF BUSINESSES
Acquisitions are accounted for utilizing the acquisition method of accounting and the prices paid for them are allocated to their respective assets and liabilities based upon the estimated fair value of such assets and liabilities at the dates of their respective acquisition by us.
During 2024, we acquired seven companies for upfront consideration of $231.1 million, inclusive of customary working capital adjustments. These acquisitions are comprised of: (a) an electrical contractor in the Southeast region of the United States, that has been included in our United States electrical construction and facilities services segment, (b) two companies that have been included within our United States mechanical construction and facilities services segment, including: (i) a leading plumbing services provider in the Southeast region of the United States and (ii) a full service provider of mechanical construction and maintenance services in Central Texas, (c) three companies that have been included in our United States building services segment, including: (i) a provider of building automation and controls solutions in the Northeast region of the United States, (ii) a mechanical services company in the Western region of the United States, and (iii) a mechanical services company in the Eastern region of the United States, and (d) an instrumentation and electrical contractor, that has been included in our United States industrial services segment, which provides electrical, automation, digital integration, and fabrication services to various energy sector and process equipment customers. In connection with these acquisitions, we acquired working capital of $29.0 million and other net assets of $1.1 million, and have preliminarily ascribed $61.9 million to goodwill and $139.1 million to identifiable intangible assets. We expect that all of the goodwill and identifiable intangible assets acquired in connection with these 2024 acquisitions will be deductible for tax purposes.
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
The purchase price allocations for the businesses acquired in 2024 are preliminary and subject to change during their respective measurement periods. As we finalize such purchase price allocations, adjustments may be recorded relating to finalization of intangible asset valuations, tax matters, or other items. Although not expected to be significant, such adjustments may result in changes in the valuation of assets and liabilities acquired. The purchase price allocations for the businesses acquired in 2023 and 2022 have been finalized during their respective measurement periods with an insignificant impact.
NOTE 5 - EARNINGS PER SHARE
The following table summarizes our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the years ended December 31, 2024, 2023, and 2022 (in thousands, except share and per share data):

	2024	2023	2022
Numerator:
Net income attributable to EMCOR Group, Inc.	$1,007,145	$632,994	$406,122
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	46,616,079	47,358,467	49,931,940
Effect of dilutive securities—Share-based awards	192,214	205,791	204,322
Shares used to compute diluted earnings per common share	46,808,293	47,564,258	50,136,262

Basic earnings per common share	$21.61	$13.37	$8.13

Diluted earnings per common share	$21.52	$13.31	$8.10
The number of outstanding share-based awards excluded from the computation of diluted EPS for the years ended December 31, 2024, 2023, and 2022 because they would be anti-dilutive were 14,393, 8,700, and 4,926, respectively.
NOTE 6 - INVENTORIES
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Raw materials and construction materials	$83,935	$94,447
Work in process	11,732	16,327
Inventories	$95,667	$110,774

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 - PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Machinery and equipment	$243,354	$224,456
Vehicles	83,422	76,489
Furniture and fixtures	29,150	27,415
Computer hardware/software	107,376	102,682
Land, buildings, and leasehold improvements	162,336	142,114
Construction in progress	13,059	13,514
Finance lease right-of-use assets (1)	6,009	4,932
	644,706	591,602
Accumulated depreciation and amortization	(437,217)	(412,224)
	$207,489	$179,378
____________________________________________
(1)Finance lease right-of-use assets are recorded net of accumulated amortization.
Depreciation and amortization expense related to property, plant, and equipment, including finance leases, was $56.7 million, $51.8 million, and $47.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.
NOTE 8 - GOODWILL, IDENTIFIABLE INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS
Goodwill
In connection with our acquisition of businesses, we have recorded goodwill, which represents the excess of the consideration transferred over the fair value of the net tangible and identifiable intangible assets acquired. Our goodwill balance at December 31, 2024 and 2023 was $1,018.4 million and $956.5 million, respectively, with goodwill attributable to companies acquired in 2024 and 2023 valued at $61.9 million and $37.4 million, respectively. Goodwill is not amortized but instead allocated to its respective reporting unit and evaluated for impairment annually, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. We have determined that our reporting units are consistent with the reportable segments identified in Note 18 - Segment Information of the notes to consolidated financial statements. As of December 31, 2024, approximately 18.8% of our goodwill related to our United States electrical construction and facilities services segment, approximately 33.8% of our goodwill related to our United States mechanical construction and facilities services segment, approximately 35.2% of our goodwill related to our United States building services segment and approximately 12.2% of our goodwill related to our United States industrial services segment.
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
We performed our annual impairment assessment of all reporting units as of October 1, 2024 and determined there was no impairment of goodwill. In completing our annual impairment assessment, we determined the fair value of each of our reporting units using an income approach whereby fair value was calculated utilizing discounted estimated future cash flows, assuming a risk-adjusted industry weighted average cost of capital. The weighted average cost of capital used in our annual impairment testing was 10.6% for our United States construction segments, 10.9% for our United States building services segment, and 10.5% for our United States industrial services segment. These weighted average cost of capital estimates were developed with the assistance of an independent third-party valuation specialist and reflect the overall level of inherent risk within the respective reporting unit and the rate of return a market participant would expect to earn. Our cash flow projections were derived from our most recent internal forecasts of anticipated revenue growth rates and operating margins, with cash flows beyond the discrete forecast period estimated using a terminal value calculation which incorporated historical and forecasted trends, an estimate of long-term growth rates, and assumptions about the future demand for our services. The perpetual growth rate used for our annual testing was 2.5% for all of our reporting units.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - GOODWILL, IDENTIFIABLE INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS (Continued)
For each of the years ended December 31, 2024, 2023 and 2022, no impairment of our goodwill was recognized.
Due to the inherent uncertainties involved in making estimates, our assumptions may change in future periods. Estimates and assumptions made for purposes of our goodwill impairment testing may prove to be inaccurate predictions of the future, and other factors used in assessing fair value, such as the weighted average cost of capital, are outside the control of management. Unfavorable changes in certain of these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average cost of capital would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $226.5 million, $383.7 million, $93.5 million, and $32.5 million, respectively. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $123.2 million, $210.1 million, $46.0 million, and $13.0 million, respectively. Given the amounts by which the fair value exceeds the carrying value for each of our reporting units, the decreases in estimated fair values described above would not have significantly impacted the results of our 2024 impairment tests. Further, for each of our reporting units, a 10% decline in the estimated fair value of such reporting unit, due to other changes in our assumptions, including forecasted future cash flows, would not have significantly impacted the results of our 2024 impairment tests.
The changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2024 and 2023 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	United States industrial services segment	Total
Balance at December 31, 2022	$178,013	$315,329	$311,721	$114,088	$919,151
Acquisitions	—	4,524	32,874	—	37,398
Intersegment transfers	—	(1,500)	1,500	—	—
Balance at December 31, 2023	178,013	318,353	346,095	114,088	956,549
Acquisitions	13,739	26,111	12,210	9,806	61,866
Balance at December 31, 2024	$191,752	$344,464	$358,305	$123,894	$1,018,415
The aggregate goodwill balance as of December 31, 2022 included $493.6 million of accumulated impairment charges, which were comprised of $139.5 million within our United States building services segment and $354.1 million within our United States industrial services segment.
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
Absent earlier indicators of impairment, we test for impairment of subsidiary trade names that are not subject to amortization on an annual basis (October 1). In performing this test, we calculate the fair value of each trade name using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. For each of the years ended December 31, 2024, 2023, and 2022, no impairment of our indefinite-lived trade name intangible assets was recognized.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - GOODWILL, IDENTIFIABLE INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS (Continued)
We review for impairment of identifiable intangible assets that are being amortized as well as other long-lived assets whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their discounted estimated future cash flows. In 2023, we identified facts and circumstances that indicated the carrying values of certain long-lived assets within our United States mechanical construction and facilities services segment may not be fully recoverable. As a result, we determined that these assets were impaired, and recognized a $2.4 million impairment charge. For the years ended December 31, 2024, 2023, and 2022, there were no other indicators of impairment with respect to identifiable intangible assets that are being amortized as well as other long-lived assets.
Identifiable intangible assets as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Customer relationships	$902,216	$(543,913)	$(4,834)	$353,469
Trade names (indefinite-lived)	330,271	—	(58,933)	271,338
Developed technology/Vendor network	95,661	(83,338)	—	12,323
Trade names (finite-lived)	38,491	(30,026)	—	8,465
Contract backlog	96,045	(93,460)	—	2,585
Total	$1,462,684	$(750,737)	$(63,767)	$648,180

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Customer relationships	$807,766	$(482,594)	$(4,834)	$320,338
Trade names (indefinite-lived)	299,271	—	(58,933)	240,338
Developed technology/Vendor network	95,661	(78,788)	—	16,873
Trade names (finite-lived)	35,991	(27,800)	—	8,191
Contract backlog	84,845	(84,553)	—	292
Total	$1,323,534	$(673,735)	$(63,767)	$586,032
Identifiable intangible assets attributable to businesses acquired in 2024 and 2023 have been valued at $139.1 million and $59.2 million, respectively, and consist of customer relationships, trade names, and contract backlog. See Note 4 - Acquisitions of Businesses of the notes to consolidated financial statements for additional information with respect to acquisitions.
Identifiable intangible assets are amortized in a manner that best approximates the pattern in which the economic benefits of such assets are consumed, which is generally on a straight-line basis. The weighted average amortization periods for the unamortized balances remaining are, in the aggregate, approximately 7.75 years, which are comprised of the following: 8.25 years for customer relationships, 4.50 years for trade names, 2.75 years for developed technology/vendor network, and 0.75 years for contract backlog.
Amortization expense related to identifiable intangible assets with finite lives was $77.0 million, $67.1 million, and $61.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - GOODWILL, IDENTIFIABLE INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS (Continued)
The following table presents the estimated future amortization expense of identifiable intangible assets in the following years (in thousands):

2025	$73,449
2026	63,594
2027	50,067
2028	40,996
2029	35,115
Thereafter	113,621
$376,842
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
NOTE 9 - DEBT
Excluding finance lease liabilities, we had no outstanding debt as of December 31, 2024 and 2023. Refer to Note 16 - Leases of the notes to consolidated financial statements for additional information regarding our finance leases, including outstanding balances.
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
There were no direct borrowings outstanding under the 2023 Revolving Credit Facility as of December 31, 2024 and 2023. However, outstanding letters of credit reduce the available capacity under this facility and, as of December 31, 2024 and 2023, we had $71.2 million and $116.7 million of letters of credit outstanding, respectively.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 - DEBT (Continued)
A commitment fee is payable on the average daily unused amount of the 2023 Revolving Credit Facility, which ranges from 0.125% to 0.25%, depending on the Company’s Leverage Ratio. The fee was 0.125% of the unused amount as of December 31, 2024 and 2023. Fees for letters of credit issued under the 2023 Revolving Credit Facility range from 0.85% to 1.875% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed depending on the Company’s Leverage Ratio.
Obligations under the 2023 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2023 Credit Agreement contains customary covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of December 31, 2024 and 2023.
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
Recurring Fair Value Measurements
The following tables summarize the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	Assets at Fair Value as of December 31, 2024
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$1,339,550	$—	$—	$1,339,550
Deferred compensation plan assets (2)	61,242	—	—	61,242
Restricted cash (3)	845	—	—	845
Total	$1,401,637	$—	$—	$1,401,637
_________________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At December 31, 2024, we had $1,088.0 million in money market funds. From time to time, we have cash balances in certain of our domestic bank accounts that exceed federally insured limits.
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
Fair Value of Financial Instruments
We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. Although there were no outstanding direct borrowings under our 2023 Credit Agreement as of December 31, 2024 and 2023, the carrying value of any debt associated with this agreement would approximate its fair value due to the variable rate on such debt.
NOTE 11 - INCOME TAXES
For the years ended December 31, 2024, 2023, and 2022, our income tax provision was calculated based on income before income taxes as follows (in thousands):

	2024	2023	2022
United States	$1,349,469	$844,002	$523,273
Foreign	27,913	28,851	35,477
	$1,377,382	$872,853	$558,750
Foreign income for each of the years ended December 31, 2024, 2023, and 2022 was predominantly earned in the United Kingdom.
The income tax provision for the years ended December 31, 2024, 2023, and 2022 consisted of the following (in thousands):

	2024	2023	2022
Current provision:
Federal	$299,203	$187,463	$100,707
State and local	94,647	62,316	36,547
Foreign	5,502	6,396	4,891
	399,352	256,175	142,145
Deferred (benefit) provision	(29,115)	(16,651)	10,483
	$370,237	$239,524	$152,628

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 - INCOME TAXES (Continued)
For the year ended December 31, 2024, our income tax provision was $370.2 million compared to $239.5 million for the year ended December 31, 2023 and $152.6 million for the year ended December 31, 2022. The increase in the income tax provision year-over-year was primarily due to increased income before income taxes.
The income tax rates on income before income taxes for the years ended December 31, 2024, 2023, and 2022 were 26.9%, 27.5%, and 27.3%, respectively.
Items accounting for the differences between income taxes computed at the federal statutory rate and the income tax provision for the years ended December 31, 2024, 2023, and 2022 were as follows (in thousands):

	2024	2023	2022
Federal income taxes at the statutory rate	$289,250	$183,230	$117,338
State and local income taxes, net of federal tax benefits	69,202	46,752	29,519
Permanent differences	12,221	9,513	5,261
Foreign income taxes (including UK statutory rate changes)	1,032	640	(155)
Other	(1,468)	(611)	665
	$370,237	$239,524	$152,628
As of December 31, 2024, we had undistributed foreign earnings from certain foreign subsidiaries of approximately $188.3 million. Based on our evaluation, and given that a significant portion of such earnings were subject to tax in prior periods, or are indefinitely reinvested, we have concluded that any taxes associated with the repatriation of such foreign earnings would be immaterial. As of December 31, 2024, the amount of cash held by these foreign subsidiaries was approximately $143.5 million which, if repatriated, should not result in any material federal or state income taxes.
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. Our income tax returns are subject to audit by various taxing authorities and are currently under examination for the years 2020 through 2023.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law. For tax years beginning after December 31, 2022, the Inflation Reduction Act creates a 15% corporate alternative minimum tax on profits of corporations whose average annual adjusted financial statement income exceeds $1.0 billion for any consecutive three-tax-year period preceding the then current tax year. Based on our average annual income for the preceding three years, which was below the aforementioned $1.0 billion threshold, as well as the fact that our effective federal income tax rate is in excess of the 15% alternative minimum tax rate, this alternative minimum tax did not have an impact on our financial position and/or results of operations for the years ended December 31, 2024 and 2023.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 - INCOME TAXES (Continued)
Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of assets and liabilities. The deferred income tax assets and deferred income tax liabilities recorded as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred income tax assets:
Excess of amounts expensed for financial statement purposes over amounts deducted for income tax purposes:
Insurance liabilities	$69,664	$59,667
Operating lease liabilities	102,667	92,410
Deferred compensation	76,042	54,313
Other (including liabilities and reserves)	49,715	40,110
Total deferred income tax assets	298,088	246,500
Valuation allowance for deferred tax assets	(5,076)	(4,385)
Net deferred income tax assets	293,012	242,115

Deferred income tax liabilities:
Costs capitalized for financial statement purposes and deducted for income tax purposes:
Goodwill and identifiable intangible assets	(172,613)	(165,073)
Operating lease right-of-use assets	(94,800)	(85,883)
Depreciation of property, plant, and equipment	(33,284)	(30,075)
Pension asset	(6,082)	(4,660)
Other	(14,664)	(13,063)
Total deferred income tax liabilities	(321,443)	(298,754)

Net deferred income tax liabilities	$(28,431)	$(56,639)
Our net deferred income tax liabilities of $28.4 million and $56.6 million as of December 31, 2024 and 2023, respectively, were included in “Other long-term obligations” in the accompanying Consolidated Balance Sheet.
Valuation allowances are established when necessary to reduce deferred income tax assets when it is more likely than not that a tax benefit will not be realized. As of December 31, 2024 and 2023, the total valuation allowance on deferred income tax assets, related to state and local net operating losses, foreign net operating losses, and foreign income tax credit carryovers, was approximately $5.1 million and $4.4 million, respectively. The increase in our valuation allowances at December 31, 2024 was a result of the recognition of allowances for additional state net operating loss carryovers that we determined we would likely not be able to utilize.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 - COMMON STOCK
As of December 31, 2024 and 2023, there were 45,810,125 and 47,047,265 shares of our common stock outstanding, respectively.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.25 per share.
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, through December 31, 2024, the Board has authorized us to repurchase up to $2.65 billion of our outstanding common stock. During the year ended December 31, 2024, we repurchased approximately 1.3 million shares of our common stock for approximately $501.6 million, inclusive of the applicable excise tax. Since the inception of the repurchase program through December 31, 2024, we have repurchased approximately 27.1 million shares of our common stock for approximately $2.39 billion. As of December 31, 2024, there remained authorization for us to repurchase approximately $259.5 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2023 Credit Agreement placing limitations on such repurchases.
NOTE 13 - SHARE-BASED COMPENSATION PLANS
We have an incentive plan under which stock awards, stock units, and other share-based compensation may be granted to officers, non-employee directors, and key employees of the Company. Under the terms of this plan, 3,250,000 shares were authorized, and 599,493 shares remain available for grant or issuance as of December 31, 2024. Any issuances under this plan are valued at the fair market value of our common stock on the grant date. Forfeitures are recognized as they occur.
The following table summarizes activity regarding restricted stock units since December 31, 2021:

	Shares	Weighted Average Price
Balance, December 31, 2021	404,468	$79.16
Granted	107,621	$123.52
Forfeited	(4,665)	$105.88
Vested	(189,830)	$67.40
Balance, December 31, 2022	317,594	$100.83
Granted	103,024	$156.06
Forfeited	(3,018)	$118.59
Vested	(122,751)	$90.38
Balance, December 31, 2023	294,849	$124.30
Granted	93,636	$279.05
Forfeited	(409)	$185.51
Vested	(139,262)	$105.65
Balance, December 31, 2024	248,814	$192.87
An aggregate of 30,879 restricted stock units granted to current non-employee directors vested as of December 31, 2024, but, at the election of such directors, issuance has been deferred for up to 10 years from the date of vest. In addition, an aggregate of 13,087 restricted stock units granted to a former employee vested as of April 1, 2024 but, in accordance with plan documents, were not issued until January 2025.
We recognized approximately $20.0 million, $13.7 million, and $12.1 million of compensation expense for stock units awarded to non-employee directors and employees pursuant to our incentive plan for the years ended December 31, 2024, 2023, and 2022, respectively. We have approximately $15.9 million of compensation expense, net of income taxes, which will be recognized over the remaining vesting periods of up to 3 years.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 - SHARE-BASED COMPENSATION PLANS (Continued)
The income tax benefit derived in 2024, 2023, and 2022 as a result of share-based compensation was approximately $5.7 million, $3.3 million, and $3.9 million, respectively, of which approximately $4.0 million, $1.7 million, and $1.7 million, respectively, represented excess tax benefits.
NOTE 14 - RETIREMENT PLANS
Defined Benefit Plans
The funded status of our defined benefit plans, which represents the difference between the fair value of plan assets and the projected benefit obligations, is recognized in the Consolidated Balance Sheets with a corresponding adjustment to accumulated other comprehensive income (loss). Gains and losses for the differences between actuarial assumptions and actual results are recognized through accumulated other comprehensive income (loss). These amounts will be subsequently recognized as net periodic pension (income) cost within the Consolidated Statement of Operations, as described further below.
United Kingdom Retirement Plan
Our United Kingdom subsidiary has a defined benefit pension plan covering all eligible employees (the “UK Plan”); however, no individual joining the company after October 31, 2001 may participate in the UK Plan. On May 31, 2010, we curtailed the future accrual of benefits for active employees under such plan.
The change in benefit obligations and assets of the UK Plan for the years ended December 31, 2024 and 2023 consisted of the following components (in thousands):

	2024	2023
Change in pension benefit obligation
Benefit obligation at beginning of year	$204,097	$193,956
Interest cost	9,569	9,722
Actuarial (gain) loss	(19,602)	651
Benefits paid	(11,522)	(10,411)
Foreign currency exchange rate changes	(3,075)	10,179
Benefit obligation at end of year	179,467	204,097
Change in pension plan assets
Fair value of plan assets at beginning of year	223,077	210,284
Actual (loss) return on plan assets	(5,240)	10,563
Employer contributions	816	1,564
Benefits paid	(11,522)	(10,411)
Foreign currency exchange rate changes	(3,514)	11,077
Fair value of plan assets at end of year	203,617	223,077
Funded status at end of year	$24,150	$18,980
The funded status of the UK Plan of $24.2 million and $19.0 million as of December 31, 2024 and 2023, respectively, is included in “Other assets” in the accompanying Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ending December 31, 2025.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS (Continued)
The assumptions used to determine benefit obligations of the UK Plan as of December 31, 2024 and 2023 were as follows:

	2024	2023
Discount rate	5.5%	4.8%
The components of net periodic pension (income) cost of the UK Plan for the years ended December 31, 2024, 2023, and 2022 were as follows (in thousands):

	2024	2023	2022
Interest cost	$9,569	$9,722	$5,693
Expected return on plan assets	(13,010)	(11,417)	(12,088)
Amortization of unrecognized loss	2,625	2,611	2,073
Net periodic pension (income) cost	$(816)	$916	$(4,322)
The assumptions used to determine net periodic pension (income) cost of the UK Plan for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
Discount rate	4.8%	5.0%	1.8%
Annual rate of return on plan assets	6.3%	5.7%	3.9%
The annual rate of return on plan assets has been determined by modeling possible returns using the actuary’s portfolio return calculator and the fair value of plan assets. This approach models the long term expected returns of the various asset classes held in the portfolio and takes into account the additional benefits of holding a diversified portfolio. For measurement purposes of the liability, the annual rates of inflation of covered pension benefits assumed for 2024 and 2023 were 2.9% and 2.8%, respectively.
Amounts pertaining to the UK Plan not yet reflected in net periodic pension (income) cost and included in accumulated other comprehensive loss were as follows (in thousands):

	December 31, 2024	December 31, 2023
Unrecognized actuarial losses	$77,031	$82,344
Actuarial gains and losses are amortized using a corridor approach whereby cumulative gains and losses in excess of the greater of 10% of the pension benefit obligation or the fair value of plan assets are amortized over the average life expectancy of plan participants. The amortization period for 2024 was 22 years.
The reclassification adjustment, net of income taxes, for the UK Plan from accumulated other comprehensive loss into net periodic pension (income) cost was approximately $2.0 million for each of the years ended December 31, 2024 and 2023, and approximately $1.6 million for the year ended December 31, 2022. The estimated unrecognized loss for the UK Plan that will be amortized from accumulated other comprehensive loss into net periodic pension (income) cost over the next year is approximately $1.9 million, net of income taxes.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS (Continued)
Plan Assets
The investment policies and strategies for the assets of the UK Plan are established by its trustees (who are independent of the Company) to achieve a reasonable balance between risk, likely return, and administration expense, as well as to maintain investment balances at a level to meet minimum funding requirements. In order to ensure that an appropriate investment strategy is in place, an analysis of the UK Plan’s assets and liabilities is completed periodically. Target allocation percentages may vary over time depending on the perceived risk and return potential of various asset classes and market conditions. The weighted average asset allocations and weighted average target allocations at December 31, 2024 and 2023 were as follows:

Asset Category	Target Asset Allocation 2024	Actual December 31, 2024	Target Asset Allocation 2023	Actual December 31, 2023
Debt	91.0%	82.6%	90.0%	87.1%
Cash and cash equivalents	—%	7.7%	—%	3.9%
Real estate	9.0%	9.7%	10.0%	9.0%
Total	100.0%	100.0%	100.0%	100.0%
Plan assets of our UK Plan are invested through third-party fund managers in various investments with underlying holdings which, as of December 31, 2024 and 2023, consisted of: (a) cash and cash equivalents, primarily held as collateral for other financial instruments, (b) debt securities, which include: (i) United Kingdom government debt, (ii) United States, United Kingdom, other European, and emerging market corporate debt, and (iii) real estate debt, and (c) real estate assets, which represent trusts which invest directly or indirectly in various properties throughout the United Kingdom.
The following tables set forth the fair value of assets of the UK Plan as of December 31, 2024 and 2023 (in thousands):

	Assets at Fair Value as of December 31, 2024
Asset Category	Level 1	Level 2	Level 3	Total
Corporate debt funds	$—	$39,972	$—	$39,972
Government bond funds	—	48,959	—	48,959
Cash and cash equivalents	15,697	—	—	15,697
Total plan assets in fair value hierarchy	$15,697	$88,931	$—	104,628
Plan assets measured using NAV as a practical expedient: (1)
Debt funds				79,152
Real estate funds				19,837
Total plan assets at fair value				$203,617

	Assets at Fair Value as of December 31, 2023
Asset Category	Level 1	Level 2	Level 3	Total
Corporate debt funds	$—	$44,504	$—	$44,504
Government bond funds	—	63,934	—	63,934
Cash and cash equivalents	8,797	—	—	8,797
Total plan assets in fair value hierarchy	$8,797	$108,438	$—	117,235
Plan assets measured using NAV as a practical expedient: (1)
Debt funds				85,786
Real estate funds				20,056
Total plan assets at fair value				$223,077
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
Contributions
Our United Kingdom subsidiary expects to contribute approximately $0.6 million to the UK Plan in 2025.
Estimated Future Benefit Payments
The following estimated benefit payments are expected to be made from the UK Plan in the following years (in thousands):

Pension Benefit Payments
2025	$11,587
2026	$11,773
2027	$12,478
2028	$13,170
2029	$13,115
Succeeding five years	$69,771
Other Retirement Plans
We also sponsor three domestic retirement plans in which participation by new individuals is frozen. The aggregate benefit obligation associated with these plans as of December 31, 2024 and 2023 was approximately $6.1 million and $6.3 million, respectively. The estimated fair value of the plan assets as of December 31, 2024 and 2023 was approximately $5.2 million and $5.1 million, respectively. The plan assets are predominantly invested in cash, equity securities, and equity and bond funds, which have quoted market prices in active markets, and as such are considered Level 1 assets within the fair value hierarchy. The net liability associated with these plans as of December 31, 2024 and 2023 is classified as “Other long-term obligations” in the accompanying Consolidated Balance Sheets. The measurement date for these plans is December 31 of each year. The major assumptions used in the actuarial valuations to determine benefit obligations included discount rates of 5.00% as of December 31, 2024, and 4.75% to 5.20% as of December 31, 2023. In addition, key assumptions included an expected rate of return of 7.00% in order to determine net periodic pension (income) cost for both 2024 and 2023. The net periodic pension (income) cost associated with the domestic plans, as well as the reclassification adjustment from accumulated other comprehensive loss to net periodic pension (income) cost, were insignificant for all periods presented.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS (Continued)
Defined Contribution Plans
We have defined contribution retirement and savings plans that cover eligible employees in the United States. Contributions to these plans are based on a percentage of the employee’s base compensation. The expenses recognized for employer contributions to these plans were approximately $44.0 million for the year ended December 31, 2024, $36.7 million for the year ended December 31, 2023, and $35.0 million for the year ended December 31, 2022. At our discretion and subject to applicable plan documents, we may make additional supplemental matching contributions to one of our defined contribution retirement and savings plans. The expenses recognized related to additional supplemental matching contributions for the years ended December 31, 2024, 2023, and 2022 were approximately $13.2 million, $10.2 million, and $9.2 million, respectively.
Our United Kingdom subsidiary also has defined contribution retirement plans. The expenses recognized related to employer matching contributions were approximately $7.4 million for each of the years ended December 31, 2024 and 2023, and $7.3 million for the year ended December 31, 2022.
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
We could also be obligated to make payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce our number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closure of a subsidiary assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) would equal our proportionate share of the MEPPs’ unfunded vested benefits. We believe that certain of the MEPPs in which we participate may have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the MEPP’s current financial situation, we are unable to determine: (a) the amount and timing of a future withdrawal liability, if any, and (b) whether our participation in these MEPPs could have a material adverse impact on our financial position, results of operations, or liquidity. We did not record any material withdrawal liabilities for the years ended December 31, 2024, 2023, and 2022.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS (Continued)
The following table lists all MEPPs to which our contributions exceeded $2.0 million in 2024. This table also lists all MEPPs to which we contributed in 2024 in excess of $0.5 million for MEPPs in the critical status, “red zone,” and $1.0 million for MEPPs in the endangered status, “orange or yellow zones,” as defined by the PPA (in thousands):

Pension Fund	EIN/Pension Plan Number		PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date or range of expiration dates of CBA(s)
			2024	2023		2024	2023	2022
National Automatic Sprinkler Industry Pension Fund	52-6054620	001	Green	Green	NA	$30,719	$25,559	$21,583	Yes	March 2025 to July 2027
National Electrical Benefit Fund	53-0181657	001	Green	Green	NA	23,255	18,128	15,192	Yes	April 2025 to August 2028
United Association National Pension Fund	52-6152779	001	Green	Green	NA	21,839	16,815	15,288	No	February 2025 to May 2029
Sheet Metal Workers National Pension Fund	52-6112463	001	Green	Green	NA	12,795	10,797	9,505	No	May 2025 to June 2029
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919	001	Green	Green	NA	12,472	8,283	7,844	Yes	May 2025 to August 2028
Central Pension Fund of the IUOE & Participating Employers	36-6052390	001	Green	Green	NA	9,433	8,573	7,651	No	March 2025 to December 2028
Edison Pension Plan	93-6061681	001	Green	Green	NA	7,982	5,840	5,325	Yes	December 2026
Plumbers Pipefitters & Mechanical Equipment Service Local Union 392 Pension Plan	31-0655223	001	Yellow	Red	Pending	7,728	7,010	7,674	Yes	May 2025
San Diego Electrical Pension Plan	95-6101801	001	Green	Green	NA	7,039	5,511	4,258	Yes	May 2028
Pension, Hospitalization & Benefit Plan of the Electrical Industry-Pension Trust Account	13-6123601	001	Green	Green	NA	6,982	7,198	8,122	Yes	January 2025 to April 2025
Pipefitters Union Local 537 Pension Fund	51-6030859	001	Green	Green	NA	6,656	5,179	5,039	Yes	August 2025
Heating, Piping & Refrigeration Pension Fund	52-1058013	001	Green	Green	NA	5,710	5,315	4,625	Yes	July 2025
Southern California Pipe Trades Retirement Fund	51-6108443	001	Green	Green	NA	5,447	4,657	4,650	Yes	June 2026 to August 2026
Sheet Metal Workers Pension Plan of Northern California	51-6115939	001	Red	Red	Implemented	5,245	5,738	6,074	Yes	May 2025 to June 2026
Electrical Workers Pension Plan Local 103 IBEW	04-6063734	001	Green	Green	NA	5,133	6,537	2,900	Yes	August 2028
Eighth District Electrical Pension Fund	84-6100393	001	Green	Green	NA	4,476	3,844	3,339	Yes	May 2025 to August 2027
Electrical Contractors Association of the City of Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Pension Plan 2	51-6030753	002	Green	Green	NA	4,341	4,432	3,516	Yes	June 2025
Southern California IBEW-NECA Pension Trust Fund	95-6392774	001	Yellow	Yellow	Implemented	4,279	3,801	4,287	Yes	November 2025 to June 2026
Atlanta Plumbers and Steamfitters Pension Fund	58-1233396	001	Green	Green	NA	4,133	1,691	1,434	Yes	January 2025 to August 2028
Arizona Pipe Trades Pension Trust Fund	86-6025734	001	Green	Green	NA	4,038	3,048	2,940	Yes	June 2025 to June 2027
IBEW Local 701 Pension Fund	36-6455509	001	Green	Green	NA	3,849	3,989	2,625	Yes	June 2025 to August 2026
Sheet Metal Workers Pension Plan of Southern California, Arizona & Nevada	95-6052257	001	Green	Green	NA	3,783	3,399	2,921	No	June 2026 to June 2029
U.A. Local 393 Pension Trust Fund Defined Benefit	94-6359772	002	Green	Green	NA	3,734	3,263	3,517	Yes	May 2025 to June 2027
IBEW Local No. 82 Pension Plan	31-6127268	001	Green	Green	NA	3,325	3,701	2,549	Yes	December 2026
Northern California Pipe Trades Pension Plan	94-3190386	001	Green	Green	NA	3,310	6,317	3,238	Yes	May 2025 to June 2027

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS (Continued)
Pension Fund	EIN/Pension Plan Number		PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date or range of expiration dates of CBA(s)
			2024	2023		2024	2023	2022
NECA-IBEW Pension Trust Fund	51-6029903	001	Green	Green	NA	3,242	2,228	3,034	No	May 2025 to December 2025
Plumbers & Steamfitters Local 486 Pension Fund	52-6124449	001	Green	Green	NA	2,796	2,828	1,599	Yes	December 2025
IBEW Local 456 Pension Plan	22-6238995	001	Green	Green	NA	2,792	1,390	417	Yes	June 2025
Plumbers & Pipefitters Local No. 189 Pension Plan	31-0894807	001	Green	Green	NA	2,744	2,557	1,272	Yes	May 2025 to June 2025
Kern County Electrical Workers Pension Fund	95-6123049	001	Green	Green	NA	2,499	3,299	1,542	Yes	November 2027
U.A. Plumbers Local 24 Pension Fund	22-6042823	001	Green	Green	NA	2,231	2,295	1,819	Yes	April 2025
Building Trades United Pension Trust Fund Milwaukee and Vicinity	51-6049409	001	Green	Green	NA	2,182	1,622	1,560	No	May 2025 to May 2026
IBEW Local No. 683 Pension Fund Pension Plan	34-1442087	001	Green	Green	NA	2,146	905	893	Yes	June 2025 to May 2027
Pension and Retirement Plan of Plumbers and Pipefitters Union, Local No. 525	88-6003864	001	Green	Green	NA	2,099	1,970	1,858	No	January 2025 to September 2028
Plumbers and Steamfitters Local No. 166 AFL - CIO Pension Plan	51-6132690	001	Green	Green	NA	2,046	1,773	1,838	Yes	May 2025
IBEW Local No. 640 & Arizona Chapter NECA Defined Benefit Pension Plan	86-0323980	001	Green	Green	NA	2,044	390	52	No	June 2025 to June 2027
Plumbers & Pipefitters Local 162 Pension Fund	31-6125999	001	Yellow	Yellow	Implemented	1,390	1,243	1,132	Yes	May 2025 to May 2026
Plumbing & Pipe Fitting Local 219 Pension Fund	34-6682376	001	Red	Red	Implemented	1,098	919	1,172	Yes	May 2026
Boilermaker-Blacksmith National Pension Trust	48-6168020	001	Red	Red	Implemented	825	1,140	6,434	No	April 2025 to April 2027
Carpenters Pension Trust Fund for Northern California	94-6050970	001	Red	Red	Implemented	627	610	532	No	June 2027
Other Multiemployer Pension Plans						58,586	55,035	54,915		Various
Total Contributions						$297,050	$258,829	$236,165
 _________________
(1)    The zone status represents the most recent available information for the respective MEPP, which may be from 2023 or earlier for the 2024 year and from 2022 or earlier for the 2023 year. In general, plans with a “green” zone status have a funding ratio of at least 80%, plans with an “orange” or “yellow” zone status have a funding ratio of between 65% and less than 80%, and plans with a “red” zone status are less than 65% funded or are projected to have a funding deficiency in any of the next ten years.
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
The nature and diversity of our operations may result in volatility in the amount of our contributions to a particular MEPP for any given period. That is because, in any given market, a change in the mix, volume of, or size of our projects could result in a change in our direct labor force and a corresponding change in our contributions to the MEPP(s) dictated by the applicable CBA. Additionally, the amount of contributions to a particular MEPP could also be affected by the terms of the CBA, which could require at a particular time, an increase in the contribution rate and/or surcharges. Acquisitions made by us since 2022 have resulted in incremental contributions to various MEPPs of approximately $3.3 million.
Additionally, we contribute to certain multiemployer plans that provide post-retirement benefits such as health and welfare benefits and/or defined contribution/annuity plans, among others. Our contributions to these plans were approximately $279.9 million, $243.5 million, and $213.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. Acquisitions made by us since 2022 have resulted in incremental contributions to such other post-retirement benefit plans of approximately $6.4 million. The amount of contributions to these plans is also subject, for the most part, to the factors discussed above in conjunction with the MEPPs.

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
Surety Bonds
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of December 31, 2024, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $2.5 billion, which represents approximately 25% of our total remaining performance obligations.
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds may be issued as collateral for certain insurance obligations. As of December 31, 2024, we satisfied approximately $61.7 million of the collateral requirements of our insurance programs by utilizing surety bonds.
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
Collective Bargaining Agreements
At December 31, 2024, we employed approximately 40,400 people, approximately 63% of whom are represented by various unions pursuant to approximately 425 collective bargaining agreements between our individual subsidiaries or trade associations and local unions, as well as two collective bargaining agreements that are national or regional in scope. We believe that our relations with our labor unions are generally positive.
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
Legal Proceedings
We face potential exposure in several legal proceedings in which damages or claims (including, without limitation, indemnification claims by named defendants in legal proceedings in which we are not a party) have been asserted against us. We believe that we have valid defenses to such proceedings and claims, but litigation is inherently uncertain. We additionally maintain insurance coverage for certain of these matters, although these policies do not cover all possible claims and certain of the policies are subject to large deductibles and retentions. We do not believe that any such matters will have a material adverse effect on our financial position, results of operations, or liquidity. We record a loss contingency if we consider the potential loss from a proceeding or claim probable, and we are able to reasonably estimate the amount or can reasonably determine a range of loss. We provide disclosure when we believe a loss in excess of any recorded provision is reasonably possible.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)
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
Lease Position
The following table presents our lease-related assets and liabilities as of December 31, 2024 and 2023 (in thousands):

	Classification on the Consolidated Balance Sheet	December 31, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease right-of-use assets	$316,128	$310,498
Finance lease assets	Property, plant, and equipment, net	6,009	4,932
Total lease assets		$322,137	$315,430

Liabilities
Current
Operating	Operating lease liabilities, current	$81,247	$75,236
Finance	Other accrued expenses and liabilities	2,246	2,465
Noncurrent
Operating	Operating lease liabilities, long-term	261,575	259,430
Finance	Other long-term obligations	3,849	2,838
Total lease liabilities		$348,917	$339,969

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - LEASES (Continued)
Lease Costs
The following table presents information related to our lease expense for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Finance lease expense:
Amortization expense	$2,604	$2,816	$3,550
Interest expense	254	175	178
Operating lease expense	103,261	93,158	77,143
Short-term lease expense (1)	290,267	224,047	185,061
Variable lease expense	7,137	9,482	6,782
Total lease expense	$403,523	$329,678	$272,714
_________________
(1)Short-term lease expense includes both leases and rentals with initial terms of one year or less and predominantly represents equipment used on construction projects.
Sublease rental income was approximately $4.6 million, $6.7 million, and $3.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Lease Term and Discount Rate
The following table presents certain information related to the lease terms and discount rates for our leases as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term:
Operating leases	5.1 years	5.7 years
Finance leases	3.4 years	2.9 years
Weighted-average discount rate:
Operating leases	4.43%	4.11%
Finance leases	4.67%	3.57%
Other Information
The following table presents supplemental cash flow information related to our leases for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$101,611	$90,412	$74,927
Operating cash flows used for finance leases	$254	$175	$178
Financing cash flows used for finance leases	$2,855	$2,776	$3,551
Right-of-use assets obtained in exchange for new operating lease liabilities	$94,538	$125,417	$75,027
Right-of-use assets obtained in exchange for new finance lease liabilities	$3,412	$1,427	$2,209

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - LEASES (Continued)
Maturity of Lease Liabilities
The following table reconciles our future minimum lease payments on an undiscounted cash flow basis to our lease liabilities reported in the Consolidated Balance Sheet as of December 31, 2024 (in thousands):

	Operating Leases	Finance Leases
2025	$94,462	$2,475
2026	79,015	1,760
2027	64,443	1,157
2028	50,760	759
2029	39,646	325
Thereafter	55,218	125
Total minimum lease payments	383,544	6,601
Less: Amount of lease payments representing interest	(40,722)	(506)
Present value of future minimum lease payments	$342,822	$6,095

Current portion of lease liabilities	$81,247	$2,246
Noncurrent portion of lease liabilities	261,575	3,849
Present value of future minimum lease payments	$342,822	$6,095
NOTE 17 - ADDITIONAL CASH FLOW INFORMATION
The following table presents information about cash paid for interest and income taxes for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Cash paid during the year for:
Interest	$2,850	$16,246	$11,653
Income taxes	$409,362	$230,496	$168,732
NOTE 18 - SEGMENT INFORMATION
We are one of the largest specialty contractors in the United States and a leading provider of electrical and mechanical construction and facilities services, building services, and industrial services. Our services are provided to a broad range of commercial, technology, manufacturing, industrial, healthcare, utility, and institutional customers through approximately 100 operating subsidiaries. Such operating subsidiaries are organized into the following reportable segments, which additionally reflect the nature of the services offered and their geographical location:
•United States electrical construction and facilities services;
•United States mechanical construction and facilities services;
•United States building services;
•United States industrial services; and
•United Kingdom building services.
Our chief operating decision maker (“CODM”) is our Chairman, President, and Chief Executive Officer. Our CODM is responsible for assessing performance of the Company and each of our reportable segments as well as allocating resources, including personnel and capital resources. The measure of segment profit or loss utilized by our CODM is operating income. Our CODM evaluates segment performance by comparing historical, actual, and forecasted operating income on a regular basis. The accounting policies of our reportable segments are the same as those applied at the consolidated financial statement level as described in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 - SEGMENT INFORMATION (Continued)
The following tables present the revenues and operating income for each of our reportable segments for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Revenues from unrelated entities:
United States electrical construction and facilities services	$3,342,927	$2,783,723	$2,433,114
United States mechanical construction and facilities services	6,405,657	5,074,803	4,292,208
United States building services	3,114,817	3,120,134	2,754,953
United States industrial services	1,277,190	1,167,790	1,118,767
Total United States operations	14,140,591	12,146,450	10,599,042
United Kingdom building services	425,525	436,423	477,078
Consolidated revenues	$14,566,116	$12,582,873	$11,076,120

	2024	2023	2022
Total revenues:
United States electrical construction and facilities services	$3,370,506	$2,786,895	$2,438,916
United States mechanical construction and facilities services	6,458,776	5,134,686	4,338,584
United States building services	3,166,680	3,228,056	2,856,115
United States industrial services	1,284,327	1,179,321	1,175,469
Less intersegment revenues	(139,698)	(182,508)	(210,042)
Total United States operations	14,140,591	12,146,450	10,599,042
United Kingdom building services	425,525	436,423	477,078
Consolidated revenues	$14,566,116	$12,582,873	$11,076,120

	2024	2023	2022
Operating income (loss):
United States electrical construction and facilities services	$447,186	$230,640	$148,728
United States mechanical construction and facilities services	799,613	530,644	330,325
United States building services	176,720	182,995	146,639
United States industrial services	44,213	35,375	19,787
Total United States operations	1,467,732	979,654	645,479
United Kingdom building services	21,485	25,681	29,838
Corporate administration	(144,354)	(127,229)	(110,440)
Impairment loss on long-lived assets	—	(2,350)	—
Consolidated operating income	1,344,863	875,756	564,877
Other items:
Net periodic pension income (cost)	894	(1,119)	4,311
Interest expense	(3,779)	(17,199)	(13,199)
Interest income	35,404	15,415	2,761
Income before income taxes	$1,377,382	$872,853	$558,750

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 - SEGMENT INFORMATION (Continued)
The following tables provide the significant expenses that are regularly provided to and reviewed by our CODM for each of our reportable segments for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Cost of sales:
United States electrical construction and facilities services	$2,673,491	$2,359,816	$2,129,405
United States mechanical construction and facilities services	5,147,903	4,188,707	3,666,428
United States building services	2,516,745	2,567,993	2,286,526
United States industrial services	1,086,503	997,951	972,627
Total United States operations	11,424,642	10,114,467	9,054,986
United Kingdom building services	376,423	379,067	417,540
Consolidated cost of sales	$11,801,065	$10,493,534	9,472,526

	2024	2023	2022
Selling, general and administrative expenses:
United States electrical construction and facilities services	$222,250	$193,267	$154,981
United States mechanical construction and facilities services	458,141	355,452	295,455
United States building services	421,353	369,146	321,788
United States industrial services	146,474	134,464	126,353
Total United States operations	1,248,218	1,052,329	898,577
United Kingdom building services	27,616	31,675	29,700
Corporate administration	144,354	127,229	110,440
Consolidated selling, general and administrative expenses	$1,420,188	$1,211,233	1,038,717
The following tables present other financial information for each of our reportable segments as of or for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Depreciation and amortization of property, plant, and equipment:
United States electrical construction and facilities services	$7,928	$8,402	$7,543
United States mechanical construction and facilities services	16,133	12,503	11,492
United States building services	15,716	15,672	12,964
United States industrial services	12,265	11,146	10,888
Total United States operations	52,042	47,723	42,887
United Kingdom building services	3,750	3,116	2,752
Corporate administration	886	983	1,657
Total depreciation and amortization of property, plant, and equipment	$56,678	$51,822	$47,296

	2024	2023	2022
Amortization of identifiable intangible assets:
United States electrical construction and facilities services	$6,773	$9,583	$7,298
United States mechanical construction and facilities services	25,320	15,302	14,955
United States building services	21,606	19,621	16,008
United States industrial services	23,303	22,637	23,054
Total United States operations	77,002	67,143	61,315
United Kingdom building services	—	—	—
Total amortization of identifiable intangible assets	$77,002	$67,143	$61,315

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 - SEGMENT INFORMATION (Continued)

	2024	2023	2022
Capital expenditures:
United States electrical construction and facilities services	$9,467	$6,929	$11,228
United States mechanical construction and facilities services	31,057	37,543	11,930
United States building services	18,314	19,843	13,303
United States industrial services	9,341	10,433	9,905
Total United States operations	68,179	74,748	46,366
United Kingdom building services	5,643	1,984	2,816
Corporate administration	1,128	1,672	107
Total capital expenditures	$74,950	$78,404	49,289

	December 31, 2024	December 31, 2023	December 31, 2022
Total assets:
United States electrical construction and facilities services	$1,314,577	$1,243,707	$1,078,405
United States mechanical construction and facilities services	2,659,184	2,242,833	1,835,001
United States building services	1,396,236	1,382,664	1,206,518
United States industrial services	606,861	571,658	552,545
Total United States operations	5,976,858	5,440,862	4,672,469
United Kingdom building services	283,897	277,066	255,547
Corporate administration	1,455,718	891,793	596,591
Total assets	$7,716,473	$6,609,721	$5,524,607
The following table presents geographical information about certain tangible long-lived assets, including property, plant, and equipment and right-of-use lease assets as of December 31, 2024, 2023, and 2022 (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Long-lived assets:
United States	$509,181	$476,595	$411,581
United Kingdom	14,436	13,281	14,301
Total long-lived assets	$523,617	$489,876	$425,882

NOTE 19 - SUBSEQUENT EVENTS
On February 3, 2025, we completed the acquisition of Miller Electric Company (“Miller Electric”), a leading electrical contractor operating across the Southeastern United States, for $865 million in cash, subject to customary adjustments. The results of operations of Miller Electric will be included as part of our United States electrical construction and facilities services segment.
On February 25, 2025, our Board of Directors authorized an additional $500 million for the repurchase of shares of the Company’s outstanding common stock under our existing share repurchase program.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of EMCOR Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition from Construction Contracts
Description of the Matter
As described in Note 3 to the consolidated financial statements, the Company generally recognizes revenue from construction contracts over time using a cost-to-cost input method in which the extent of progress is measured based on the ratio of costs incurred to date to the total estimated costs at completion. In addition, the revenue recognition process requires the Company to determine the transaction price that represents the amount of consideration to which the Company expects to be entitled. A significant portion of the Company’s revenues for the year ended December 31, 2024 were derived from construction contracts.
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
February 26, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of EMCOR Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited EMCOR Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, EMCOR Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 26, 2025 expressed an unqualified opinion thereon.
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
February 26, 2025

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
As of December 31, 2024, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has determined that EMCOR’s internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in Item 8 of this Form 10-K, which such report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024.
Changes in Internal Control over Financial Reporting
In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any: (a) contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1 or (b) non 10b5-1 trading arrangement, each as defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 with respect to directors is incorporated herein by reference to the section of our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders entitled “Election of Directors,” which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates (the “Proxy Statement”). The information, if any, required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section of the Proxy Statement entitled “Delinquent Section 16(a) Reports.” The information required by this Item 10 concerning the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated by reference to the section of the Proxy Statement entitled “Meetings and Committees of the Board of Directors” and “Corporate Governance.” The information required by this Item 10 regarding stockholder recommendations for director candidates is incorporated by reference to the section of the Proxy Statement entitled “Recommendations for Director Candidates.” The information required by this Item 10 with respect to insider trading policies and procedures is incorporated by reference to the section of the Proxy Statement entitled “Insider Trading Policies and Procedures.” Information regarding our executive officers is contained in Part I of this Form 10-K following Item 4 under the heading “Executive Officers of the Registrant.” We have adopted a Code of Ethics that applies to our Chief Executive Officer and our Senior Financial Officers, which is listed on the Exhibit Index.
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
Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes, as of December 31, 2024, certain information regarding equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by stockholders.

	Equity Compensation Plan Information
	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	292,780	$—	599,493 (1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	292,780	$—	599,493 (1)
______________

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

Financial Statements:

Consolidated Balance Sheets - December 31, 2024 and 2023

Consolidated Statements of Operations - Years Ended December 31, 2024, 2023, and 2022

Consolidated Statements Comprehensive Income - Years Ended December 31, 2024, 2023, and 2022

Consolidated Statements of Cash Flows - Years Ended December 31, 2024, 2023, and 2022

Consolidated Statements of Equity - Years Ended December 31, 2024, 2023, and 2022

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

(a)(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(a-6)	Certificate of Amendment of Restated Certificate of Incorporation of EMCOR	Exhibit 3.1 to EMCOR’s Report on Form 8-K (Date of Report June 8, 2023)
3(b)	Second Amended and Restated By-Laws of EMCOR	Exhibit 3.1 to EMCOR’s Report on Form 8-K (Date of Report October 25, 2022)
4(a)	Seventh Amended and Restated Credit Agreement dated as of December 20, 2023 by and among EMCOR and certain subsidiaries and Bank of Montreal, as Agent and the lenders listed on the signature pages thereof	Exhibit 4(a) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”)
4(b)	Description of Registrant’s Securities	Exhibit 4(e) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”)
10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to EMCOR's Report on Form 8-K (Date of Report April 25, 2005)
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit F to the Guzzi Letter Agreement
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(g-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(g-3)	Amendment to Continuity Agreements and Severance Agreements with Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(Q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(h)	Amendment dated as of March 29, 2010 to Severance Agreement with Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(i-1)	Severance Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio	Exhibit 10(l-1) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 ("September 2016 Form 10-Q")
10(i-2)	Continuity Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio (“Mauricio Continuity Agreement”)	Exhibit 10(l-2) to the September 2016 Form 10-Q
10(i-3)	Amendment dated April 10, 2017 to Mauricio Continuity Agreement	Exhibit 10(l-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10(j-1)	Severance Agreement dated as of May 8, 2024 between EMCOR and Jason R. Nalbandian	Exhibit 10(a-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (“June 2024 Form 10-Q”)
10(j-2)	Continuity Agreement dated as of May 8, 2024 between EMCOR and Jason R. Nalbandian	Exhibit 10(a-2) to the June 2024 Form 10-Q
10(k-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to Form 8-K (Date of Report December 15, 2005)
10(k-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(S-2) to 2008 Form 10-K
10(k-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(k-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (“March 2012 Form 10-Q”)
10(k-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10(k-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(T-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(k-7)	Fifth Amendment to LTIP	Exhibit 10(l-7) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”)
10(k-8)	Sixth Amendment to LTIP	Exhibit 10(l-8) to 2015 Form 10-K
10(k-9)	Seventh Amendment to LTIP	Exhibit 10(l-9) to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2021
10(k-10)	Eighth Amendment to LTIP	Exhibit 10(l-10) to 2023 Form 10-K
10(l)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(m)	Amended and Restated 2010 Incentive Plan	Exhibit 10.1 to Form 8-K (Date of Report June 11, 2020)
10(n)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 2012 Form 10-Q
10(o)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“June 2012 Form 10-Q”)
10(p)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2014

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(q-1)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(E)(E) to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”)
10(q-2)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2013
10(r)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(F)(F) to 2012 Form 10-K
14	Code of Ethics of EMCOR for Chief Executive Officer and Senior Financial Officers	Exhibit 14 to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2003
19	Insider Trading Policies and Procedures	Filed herewith
21	List of Significant Subsidiaries	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President, and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Jason R. Nalbandian, the Senior Vice President, Chief Financial Officer and Chief Accounting Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President, and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Senior Vice President, Chief Financial Officer and Chief Accounting Officer	Furnished
95.1	Information concerning mine safety violations or other regulatory matters	Filed herewith
97	Policy Relating to Recovery of Erroneously Awarded Compensation	Exhibit 97 to 2023 Form 10-K

101
The following materials from EMCOR Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.
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
Date: February 26, 2025

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2025.

/S/ ANTHONY J. GUZZI	Chairman, President, and Chief Executive Officer
Anthony J. Guzzi	(Principal Executive Officer)

/S/ JASON R. NALBANDIAN	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Jason R. Nalbandian	(Principal Financial and Accounting Officer)

/S/ JOHN W. ALTMEYER	Director
John W. Altmeyer

/s/ AMY E. DAHL	Director
Amy E. Dahl

/S/ RONALD L. JOHNSON	Director
Ronald L. Johnson

/S/ CAROL P. LOWE	Director
Carol P. Lowe

/S/ M. KEVIN MCEVOY	Director
M. Kevin McEvoy

/S/ WILLIAM P. REID	Director
William P. Reid

/s/ STEVEN B. SCHWARZWAELDER	Director
Steven B. Schwarzwaelder

/S/ ROBIN WALKER-LEE	Director
Robin Walker-Lee

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Costs and Expenses	Deductions (1)	Balance at End of Year
Allowance for credit losses
Year Ended December 31, 2024	$22,502	17,303	(4,848)	$34,957
Year Ended December 31, 2023	$22,382	7,859	(7,739)	$22,502
Year Ended December 31, 2022	$23,534	5,166	(6,318)	$22,382
_________________
(1)     Deductions primarily represent uncollectible balances of accounts receivable written off, net of recoveries.