Form 10-Q
period 2025-03-31
EMCOR Group, Inc.
filed 2025-04-30
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Number of shares of Common Stock outstanding as of the close of business on April 24, 2025: 44,758,004 shares.

[This Page Intentionally Left Blank]

EMCOR Group, Inc.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning. Forward-looking statements in this report include discussions of our future operating or financial performance and other forward-looking commentary regarding aspects of our business, including market share growth, gross profit, remaining performance obligations, project mix, projects with varying profit margins and contractual terms, the financial impact of acquisitions, selling, general and administrative expenses, our ability to maintain a strong safety record, and trends in our business, and other characterizations of future events or circumstances, such as the effects of supply chain disruptions and delays, including those potentially caused by tariffs. Each forward-looking statement included in this report is subject to risks and uncertainties, including those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report, and in our Form 10-K for the year ended December 31, 2024, including, without limitation, the “Risk Factors” section of such Form 10-K. Applicable risks and uncertainties include, but are not limited to:
•adverse effects of general economic conditions;
•domestic and international political developments and/or conflicts;
•changes in the specific markets for EMCOR’s services;
•adverse business conditions, including weakness of the sectors from which we generate revenues, scarcity of skilled labor, productivity challenges, the nature and extent of supply chain disruptions impacting availability and pricing of materials, and inflationary trends more generally, including fluctuations in energy costs;
•the impact of legislation and/or government regulations;
•changes in foreign trade policy, including the effect of tariffs;
•changes in interest rates;
•the lack of availability of adequate levels of surety bonding;
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

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	(Unaudited) March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$576,702	$1,339,550
Accounts receivable, less allowance for credit losses of $25,001 and $34,957, respectively	3,808,216	3,577,537
Contract assets	329,343	284,791
Inventories	94,132	95,667
Prepaid expenses and other	102,591	91,644
Total current assets	4,910,984	5,389,189
Property, plant, and equipment, net	228,982	207,489
Operating lease right-of-use assets	358,703	316,128
Goodwill	1,336,557	1,018,415
Identifiable intangible assets, net	1,096,817	648,180
Other assets	146,829	137,072
Total assets	$8,078,872	$7,716,473
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,041,245	$937,087
Contract liabilities	2,062,425	2,047,540
Accrued payroll and benefits	600,561	751,434
Other accrued expenses and liabilities	430,321	336,555
Operating lease liabilities, current	87,710	81,247
Total current liabilities	4,222,262	4,153,863
Borrowings under revolving credit facility	250,000	—
Operating lease liabilities, long-term	297,856	261,575
Other long-term obligations	356,826	362,341
Total liabilities	5,126,944	4,777,779
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 61,238,363 and 61,186,088 shares issued, respectively	612	612
Capital surplus	93,424	97,475
Accumulated other comprehensive loss	(79,708)	(85,527)
Retained earnings	5,007,257	4,778,061
Treasury stock, at cost 15,907,692 and 15,375,963 shares, respectively	(2,071,628)	(1,852,964)
Total EMCOR Group, Inc. stockholders’ equity	2,949,957	2,937,657
Noncontrolling interests	1,971	1,037
Total equity	2,951,928	2,938,694
Total liabilities and equity	$8,078,872	$7,716,473
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended March 31,
	2025	2024
Revenues	$3,867,372	$3,432,276
Cost of sales	3,144,654	2,842,967
Gross profit	722,718	589,309
Selling, general and administrative expenses	403,962	329,356
Operating income	318,756	259,953
Net periodic pension income	54	222
Interest income, net	5,387	7,541
Income before income taxes	324,197	267,716
Income tax provision	83,520	70,567
Net income	$240,677	$197,149

Basic earnings per common share	$5.27	$4.18

Diluted earnings per common share	$5.26	$4.17

Dividends declared per common share	$0.25	$0.18
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended March 31,
	2025	2024
Net income	$240,677	$197,149
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,342	(1,216)
Post-retirement plans, amortization of actuarial loss included in net income (1)	477	484
Other comprehensive income (loss)	5,819	(732)
Comprehensive income	$246,496	$196,417
_________
(1)Net of tax of $0.2 million for each of the three months ended March 31, 2025 and 2024.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows - operating activities:
Net income	$240,677	$197,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,582	13,337
Amortization of identifiable intangible assets	26,363	16,251
Provision for credit losses	4,718	9,898
Non-cash share-based compensation expense	9,270	6,527
Other reconciling items	(1,517)	(2,829)
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(186,622)	(108,069)
Net cash provided by operating activities	108,471	132,264
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(850,644)	(100)
Proceeds from sale or disposal of property, plant, and equipment	1,334	939
Purchases of property, plant, and equipment	(26,131)	(20,278)
Net cash used in investing activities	(875,441)	(19,439)
Cash flows - financing activities:
Proceeds from revolving credit facility	250,000	—
Repayments of finance lease liabilities	(775)	(773)
Dividends paid to stockholders	(11,451)	(8,470)
Repurchases of common stock	(224,832)	(39,000)
Taxes paid related to net share settlements of equity awards	(13,351)	(11,648)
Issuances of common stock under employee stock purchase plan	—	943
Payments for contingent consideration arrangements	(420)	—
Net cash used in financing activities	(829)	(58,948)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4,869	(1,140)
(Decrease) increase in cash, cash equivalents, and restricted cash	(762,930)	52,737
Cash, cash equivalents, and restricted cash at beginning of year (1)	1,340,395	789,750
Cash, cash equivalents, and restricted cash at end of period (2)	$577,465	$842,487
_________
(1)Includes $0.8 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheet as of December 31, 2024.
(2)Includes $0.8 million and $1.5 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheet as of March 31, 2025 and 2024, respectively.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended March 31, 2024 and 2025
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2023	$2,470,815	$611	$91,813	$(85,704)	$3,814,439	$(1,351,381)	$1,037
Net income	197,149	—	—	—	197,149	—	—
Other comprehensive loss	(732)	—	—	(732)	—	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(11,648)	—	(11,648)	—	—	—	—
Common stock issued under employee stock purchase plan	943	—	943	—	—	—	—
Common stock dividends	(8,470)	—	39	—	(8,509)	—	—
Repurchases of common stock	(39,202)	—	—	—	—	(39,202)	—
Share-based compensation expense	6,527	—	6,527	—	—	—	—
Balance, March 31, 2024	$2,615,382	$612	$87,673	$(86,436)	$4,003,079	$(1,390,583)	$1,037

Balance, December 31, 2024	$2,938,694	$612	$97,475	$(85,527)	$4,778,061	$(1,852,964)	$1,037
Net income	240,677	—	—	—	240,677	—	—
Other comprehensive income	5,819	—	—	5,819	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(13,351)	—	(13,351)	—	—	—	—
Common stock dividends	(11,451)	—	30	—	(11,481)	—	—
Repurchases of common stock	(218,664)	—	—	—	—	(218,664)	—
Acquisition of noncontrolling interests	934	—	—	—	—	—	934
Share-based compensation expense	9,270	—	9,270	—	—	—	—
Balance, March 31, 2025	$2,951,928	$612	$93,424	$(79,708)	$5,007,257	$(2,071,628)	$1,971
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
The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.
NOTE 2 - New Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) intended to enhance the transparency and decision-usefulness of income tax disclosures. Such guidance requires entities to provide additional information within their income tax rate reconciliation, including further disclosure of federal, state, and foreign income taxes and to provide more details about these reconciling items if a quantitative threshold is met. This guidance additionally requires expanded disclosure of income taxes paid, including amounts paid for federal, state, and foreign taxes. This ASU, which is required to be applied prospectively, is effective for fiscal years beginning after December 15, 2024, although early adoption and retrospective application is permitted. While the adoption of this ASU will not have an impact on our financial position and/or results of operations, we are currently evaluating the impact on our income tax disclosures, including the processes and controls around the collection of this information.
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
Based on an evaluation of individual projects that were substantially complete in prior periods but had revisions to total estimated costs or anticipated contract value (inclusive of the settlement of previously outstanding change orders and claims) that resulted in an increase to profitability in excess of $1.0 million, we recognized revenue during the three months ended March 31, 2025 and 2024, as summarized in the following table (in thousands):

	For the three months ended March 31,
	2025	2024
United States electrical construction and facilities services	$—	$6,564
United States mechanical construction and facilities services	3,118	2,446
Total impact	$3,118	$9,010

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Based on an evaluation of individual projects that had revisions to total estimated costs or anticipated contract value that resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted during the three months ended March 31, 2025 and 2024, as summarized in the following table (in thousands):

	For the three months ended March 31,
	2025	2024
United States electrical construction and facilities services	$7,783	$5,319
United States mechanical construction and facilities services	7,307	3,653
Total impact	$15,090	$8,972
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide construction services relating to electrical and mechanical systems, as well as to provide a number of building services and industrial services to our customers. Our contracts are with many different customers in numerous industries.
The following tables provide further disaggregation of our revenues, by categories we use to evaluate our financial performance within each of our reportable segments, for the three months ended March 31, 2025 and 2024 (in thousands, except for percentages). Refer to Note 14 - Segment Information of the notes to consolidated financial statements for additional information on how we disaggregate our revenues by reportable segment.

	For the three months ended March 31,
	2025	% of Total	2024	% of Total
United States electrical construction and facilities services:
Network and communications market sector	$516,337	47%	$309,540	40%
Commercial market sector	98,558	9%	93,448	12%
Manufacturing and industrial market sector	98,475	9%	100,551	13%
Healthcare market sector	107,736	10%	53,380	7%
High-tech manufacturing market sector	45,010	4%	35,243	4%
Institutional market sector	51,709	5%	38,070	5%
Transportation market sector	62,028	6%	43,624	6%
Water and wastewater market sector	12,759	1%	4,207	1%
Hospitality and entertainment market sector	23,224	2%	21,955	3%
Short-duration projects (1)	54,977	5%	51,059	7%
Service work	19,137	2%	14,125	2%
	1,089,950		765,202
Less intersegment revenues	(2,106)		(491)
Total segment revenues	$1,087,844		$764,711
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the three months ended March 31,
	2025	% of Total	2024	% of Total
United States mechanical construction and facilities services:
Network and communications market sector	$330,361	21%	$131,081	9%
Commercial market sector	179,903	12%	259,770	18%
Manufacturing and industrial market sector	177,901	11%	187,726	13%
Healthcare market sector	143,563	9%	117,253	8%
High-tech manufacturing market sector	282,371	18%	310,930	22%
Institutional market sector	84,856	5%	98,354	7%
Transportation market sector	14,116	1%	14,012	1%
Water and wastewater market sector	76,448	5%	63,434	5%
Hospitality and entertainment market sector	29,205	2%	12,855	1%
Short-duration projects (1)	108,526	7%	105,216	7%
Service work	146,371	9%	128,350	9%
	1,573,621		1,428,981
Less intersegment revenues	(1,019)		(1,316)
Total segment revenues	$1,572,602		$1,427,665
 ________
(1)Represents those projects which generally are completed within three months or less.

	For the three months ended March 31,
	2025	% of Total	2024	% of Total
United States building services:
Mechanical services	$558,486	75%	$514,148	66%
Commercial site-based services	143,309	19%	218,629	28%
Government site-based services	40,828	6%	48,383	6%
Total segment revenues	$742,623		$781,160

	For the three months ended March 31,
	2025	% of Total	2024	% of Total
United States industrial services:
Field services	$317,667	88%	$309,801	88%
Shop services	41,335	12%	44,252	12%
Total segment revenues	$359,002		$354,053

Total United States operations	$3,762,071		$3,327,589

	For the three months ended March 31,
	2025	% of Total	2024	% of Total
United Kingdom building services:
Service work	$48,031	46%	$49,844	48%
Project work	57,270	54%	54,843	52%
Total segment revenues	$105,301		$104,687

Consolidated revenues	$3,867,372		$3,432,276

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
At March 31, 2025 and December 31, 2024, our allowance for credit losses was $25.0 million and $35.0 million, respectively. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses.
The change in the allowance for credit losses for the three months ended March 31, 2025 was as follows (in thousands):

Balance at December 31, 2024	$34,957
Provision for credit losses	4,718
Amounts written off against the allowance, net of recoveries	(14,674)
Balance at March 31, 2025	$25,001
The decrease in our allowance for credit losses was due to the write-off of specific receivables which were previously reserved for within our United States building services segment, partially offset by the provision for credit losses recorded during the three months ended March 31, 2025, which included a $4.0 million increase in the allowance for credit losses within our United States industrial services segment.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Net contract liabilities in the accompanying Consolidated Balance Sheets consisted of the following amounts as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Contract assets, current	$329,343	$284,791
Contract assets, non-current	—	—
Contract liabilities, current	(2,062,425)	(2,047,540)
Contract liabilities, non-current	(1,589)	(1,526)
Net contract liabilities	$(1,734,671)	$(1,764,275)
Contract assets and contract liabilities increased by approximately $22.4 million and $91.8 million, respectively, as a result of acquisitions made by us in 2025. Excluding the impact of acquisitions, net contract liabilities decreased by approximately $99.0 million during the three months ended March 31, 2025, as we recognized revenue on a number of construction projects for which we were previously billed ahead. There was no significant impairment of contract assets recognized during the periods presented.
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations as of March 31, 2025 (in thousands, except for percentages):

	March 31, 2025	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$4,284,106	36%
United States mechanical construction and facilities services	5,751,004	49%
United States building services	1,289,585	11%
United States industrial services	224,832	2%
Total United States operations	11,549,527	98%
United Kingdom building services	200,526	2%
Total operations	$11,750,053	100%
Our remaining performance obligations at March 31, 2025 were approximately $11.75 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.
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
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$3,245,724	$1,038,382
United States mechanical construction and facilities services	4,493,219	1,257,785
United States building services	1,169,692	119,893
United States industrial services	224,832	—
Total United States operations	9,133,467	2,416,060
United Kingdom building services	157,945	42,581
Total operations	$9,291,412	$2,458,641
NOTE 4 - Acquisitions of Businesses
Acquisitions are accounted for utilizing the acquisition method of accounting and the prices paid for them are allocated to their respective assets and liabilities based upon the estimated fair value of such assets and liabilities at the dates of their respective acquisition by us.
On February 3, 2025, we completed the acquisition of Miller Electric Company (“Miller Electric”), a leading electrical contractor that operates predominantly across the Southeastern United States. Under the terms of the transaction, we acquired 100% of Miller Electric's capital stock for total cash consideration of approximately $868.6 million. This acquisition is expected to complement our existing electrical construction capabilities in high-growth end markets while expanding our geographic presence. The results of operations of Miller Electric have been included within our United States electrical construction and facilities services segment. For the period from February 3, 2025 to March 31, 2025, such acquisition contributed revenues of $183.1 million and operating income of $12.7 million, net of amortization expense attributable to identifiable intangible assets of $7.4 million. During the three months ended March 31, 2025, we incurred $9.4 million of transaction related costs in connection with this acquisition. These expenses were included in "Selling, general and administrative expenses" in the accompanying Consolidated Statement of Operations.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets:
Cash and cash equivalents	$18,394
Accounts receivable (1)	222,355
Contract assets	23,120
Inventories	329
Prepaid expenses and other	7,284
Property, plant, and equipment	10,462
Operating lease right-of-use assets	30,345
Goodwill	317,354
Identifiable intangible assets	475,000
Other assets	302
Total assets acquired	$1,104,945

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 4 - Acquisitions of Businesses (Continued)

Liabilities:
Accounts payable	$68,147
Contract liabilities	104,595
Accrued payroll and benefits	9,838
Other accrued expenses and liabilities	21,524
Operating lease liabilities, current	2,573
Operating lease liabilities, long-term	27,771
Other long-term obligations	991
Total liabilities assumed	235,439
Noncontrolling interests	934
Net assets acquired	$868,572
 _________________________
(1)The fair value of accounts receivable acquired was $222.4 million, with the gross contractual amount being $224.4 million. We expect $2.0 million to be uncollectible.
Goodwill is calculated as the excess of the consideration transferred over the fair value of the net assets acquired and represents the future economic benefits expected from this strategic acquisition. We are evaluating the tax deductibility of the goodwill and identifiable intangible assets acquired; however, we currently expect that all such amounts will be deductible. The purchase price allocation is preliminary and subject to change during its measurement period as we finalize asset valuations and certain tax matters, among other items. The finalization of these items may result in changes in the valuation of assets acquired or liabilities assumed.
The following table summarizes the preliminary fair values of identifiable intangible assets (in thousands) and their estimated useful lives (in years). Refer to Note 8 - Fair Value Measurements of the notes to consolidated financial statements for additional information on the valuation methodologies utilized to determine fair value.

Miller Electric	Preliminary Fair Value	Estimated Useful Life
Customer relationships	$280,000	16.0
Contract backlog	40,000	1.5
Total intangible assets subject to amortization	320,000	14.2
Trade name	155,000	Indefinite
Total identifiable intangible assets	$475,000
In addition to Miller Electric, during the first quarter of 2025, we acquired a company for an immaterial amount. This company provides building automation controls and solutions to commercial, institutional, and industrial customers. Its results of operations have been included within our United States mechanical construction and facilities services segment.
During calendar year 2024, we acquired seven companies for upfront consideration of $231.1 million, inclusive of customary working capital adjustments. These acquisitions are comprised of: (a) an electrical contractor in the Southeast region of the United States, that has been included in our United States electrical construction and facilities services segment, (b) two companies that have been included within our United States mechanical construction and facilities services segment, including: (i) a leading plumbing services provider in the Southeast region of the United States and (ii) a full service provider of mechanical construction and maintenance services in Central Texas, (c) three companies that have been included in our United States building services segment, including: (i) a provider of building automation and controls solutions in the Northeast region of the United States, (ii) a mechanical services company in the Western region of the United States, and (iii) a mechanical services company in the Eastern region of the United States, and (d) an instrumentation and electrical contractor, that has been included in our United States industrial services segment, which provides electrical, automation, digital integration, and fabrication services to various energy sector and process equipment customers. In connection with these acquisitions, we acquired working capital of $29.0 million and other net assets of $1.1 million, and have preliminarily ascribed $61.9 million to goodwill and $139.1 million to identifiable intangible assets.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 4 - Acquisitions of Businesses (Continued)
We expect that all of the goodwill and identifiable intangible assets acquired in connection with these 2024 acquisitions will be deductible for tax purposes. The purchase price allocations for one of the businesses acquired in 2024 is preliminary and subject to change during its measurement period. Although not expected to be significant, as we finalize such purchase price allocation, adjustments may result in changes to the valuation of assets and liabilities acquired. The purchase price allocations for the other businesses acquired in 2024 have been finalized during their respective measurement periods with an insignificant impact.
NOTE 5 - Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following table summarizes our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share data):

	For the three months ended March 31,
	2025	2024
Numerator:
Net income	$240,677	$197,149
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	45,634,877	47,138,185
Effect of dilutive securities—Share-based awards	149,358	178,312
Shares used to compute diluted earnings per common share	45,784,235	47,316,497

Basic earnings per common share	$5.27	$4.18

Diluted earnings per common share	$5.26	$4.17
The number of share-based awards excluded from the computation of diluted EPS for the three months ended March 31, 2025 and 2024 because they would be anti-dilutive were 21,080 and 1,095, respectively.
NOTE 6 - Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Raw materials and construction materials	$84,306	$83,935
Work in process	9,826	11,732
Inventories	$94,132	$95,667
NOTE 7 - Debt
Debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Revolving credit facility	$250,000	$—
Finance lease liabilities	7,014	6,095
Total debt	$257,014	$6,095

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
As of March 31, 2025, we had $250.0 million in direct borrowings outstanding under the 2023 Revolving Credit Facility. There were no direct borrowings outstanding under the 2023 Revolving Credit Facility as of December 31, 2024. Outstanding letters of credit reduce the available capacity under this facility and, as of March 31, 2025 and December 31, 2024, we had $71.5 million and $71.2 million of letters of credit outstanding, respectively.
At the Company’s election, borrowings under the 2023 Revolving Credit Facility bear interest at either: (1) a base rate plus a margin of 0.125% to 0.875%, depending on the Company’s Leverage Ratio (as such term is defined in the 2023 Credit Agreement), or (2) a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable tenor plus 0.10% (“Adjusted Term SOFR”) plus a margin of 1.125% to 1.875%, depending on the Company’s Leverage Ratio. The base rate is determined by the greater of: (a) the prime commercial lending rate announced by Bank of Montreal from time to time, (b) the federal funds effective rate, plus ½ of 1.00%, (c) Adjusted Term SOFR for a one-month tenor, plus 1.00%, or (d) 0.00%. The interest rate in effect at March 31, 2025 was 5.54%.
A commitment fee is payable on the average daily unused amount of the 2023 Revolving Credit Facility, which ranges from 0.125% to 0.25%, depending on the Company’s Leverage Ratio. The fee was 0.125% of the unused amount as of March 31, 2025 and December 31, 2024. Fees for letters of credit issued under the 2023 Revolving Credit Facility range from 0.85% to 1.875% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed depending on the Company’s Leverage Ratio.
Obligations under the 2023 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2023 Credit Agreement contains customary covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of March 31, 2025 and December 31, 2024.
Finance Lease Liabilities
The current portion of our finance lease liabilities of $2.5 million and $2.2 million at March 31, 2025 and December 31, 2024, respectively, were included in “Other accrued expenses and liabilities,” and the non-current portion of our finance lease liabilities of $4.6 million and $3.8 million at March 31, 2025 and December 31, 2024, respectively, were included in “Other long-term obligations” in the accompanying Consolidated Balance Sheets.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 8 - Fair Value Measurements (Continued)
Recurring Fair Value Measurements
The following tables summarize the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	Assets at Fair Value as of March 31, 2025
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$576,702	$—	$—	$576,702
Deferred compensation plan assets (2)	68,577	—	—	68,577
Restricted cash (3)	763	—	—	763
Total	$646,042	$—	$—	$646,042

	Assets at Fair Value as of December 31, 2024
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$1,339,550	$—	$—	$1,339,550
Deferred compensation plan assets (2)	61,242	—	—	61,242
Restricted cash (3)	845	—	—	845
Total	$1,401,637	$—	$—	$1,401,637
 _________________________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At March 31, 2025 and December 31, 2024, we had $363.3 million and $1,088.0 million, respectively, in money market funds. From time to time, we have cash balances in certain of our domestic bank accounts that exceed federally insured limits.
(2)Deferred compensation plan assets are classified as “Other assets” in the Consolidated Balance Sheets.
(3)Restricted cash is classified as “Prepaid expenses and other” in the Consolidated Balance Sheets. Restricted cash represents cash held in account for use on customer contracts.
Nonrecurring Fair Value Measurements
We have recorded goodwill and identifiable intangible assets in connection with our business acquisitions. Such assets are measured at fair value at the time of acquisition based on valuation techniques that appropriately represent the methods which would be used by other market participants in determining fair value. We determine the fair value of our trade name intangible assets by utilizing the relief from royalty payments methodology. This approach involves two steps: (a) estimating a reasonable royalty rate for the trade name and (b) applying this royalty rate to a net revenue stream and discounting the resulting cash flows to determine fair value. Key assumptions under this method are future revenues, royalty rate, and discount rate. The fair value of our intangible assets related to contract backlog and customer relationships is determined using the multi-period excess earnings method. Key assumptions in the valuation of customer relationship intangible assets are revenue growth, operating margin, customer attrition rate, and discount rate. Backlog intangible assets are based on future revenue from contracts already awarded at the time of acquisition. Key assumptions in the valuation of backlog intangible assets include operating margin and discount rate. Other assumptions utilized in these valuation techniques include tax rate and contributory asset charges.
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
Fair Value of Financial Instruments
We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. The carrying value of the debt associated with our 2023 Credit Agreement approximates its fair value due to the variable rate on such debt.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 9 - Income Taxes
The following table presents our income tax provision and our income tax rate for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	For the three months ended March 31,
	2025	2024
Income tax provision	$83,520	$70,567
Income tax rate	25.8%	26.4%
The difference between the U.S. statutory tax rate of 21% and our effective income tax rate for both the three months ended March 31, 2025 and 2024 was primarily a result of state and local income taxes and other permanent book-to-tax differences.
The increase in our income tax provision for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, was predominantly due to greater income before income taxes. The decrease in our effective income tax rate for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was attributable to the impact of favorable discrete tax items during the first quarter of 2025 and a slight decrease in the state and local effective tax rate due to changes in the mix of earnings.
As of March 31, 2025 and December 31, 2024, we had no unrecognized income tax benefits.
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. Our income tax returns are subject to audit by various taxing authorities and are currently under examination for the years 2020 through 2023.
NOTE 10 - Common Stock
As of March 31, 2025 and December 31, 2024, there were 45,330,671 and 45,810,125 shares of our common stock outstanding, respectively.
During the three months ended March 31, 2025 and 2024, we issued 52,275 and 68,073 shares of common stock, respectively. These shares were issued upon the satisfaction of required conditions under our share-based compensation plans.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.25 per share.
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. In February 2025, our Board increased such amount by $500 million. Since the inception of the repurchase program, through March 31, 2025, the Board has authorized us to repurchase up to $3.15 billion of our outstanding common stock. During the three months ended March 31, 2025, we repurchased approximately 0.5 million shares of our common stock for approximately $218.7 million, inclusive of the applicable excise tax. Since the inception of the repurchase program through March 31, 2025, we have repurchased approximately 27.6 million shares of our common stock for approximately $2.61 billion. As of March 31, 2025, there remained authorization for us to repurchase approximately $540.8 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2023 Credit Agreement placing limitations on such repurchases.
NOTE 11 - Retirement Plans
The funded status of our defined benefit plans, which represents the difference between the fair value of plan assets and the projected benefit obligations, is recognized in the Consolidated Balance Sheets with a corresponding adjustment to accumulated other comprehensive income (loss). Gains and losses for the differences between actuarial assumptions and actual results are recognized through accumulated other comprehensive income (loss). These amounts will be subsequently recognized as net periodic pension income within the Consolidated Statements of Operations.

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
Components of Net Periodic Pension Income
The components of net periodic pension income of the UK Plan for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	For the three months ended March 31,
	2025	2024
Interest cost	$2,416	$2,376
Expected return on plan assets	(3,094)	(3,232)
Amortization of unrecognized loss	653	653
Net periodic pension income	$(25)	$(203)
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
Surety Bonds
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of March 31, 2025, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $2.8 billion, which represents approximately 24% of our total remaining performance obligations.
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds may be issued as collateral for certain insurance obligations. As of March 31, 2025, we satisfied approximately $61.7 million of the collateral requirements of our insurance programs by utilizing surety bonds.
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
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase. As of March 31, 2025 and December 31, 2024, the estimated current portion of such undiscounted insurance liabilities, included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets, were $68.6 million and $50.8 million, respectively. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” as of March 31, 2025 and December 31, 2024 were $230.0 million and $237.3 million, respectively. The current portion of anticipated insurance recoveries of $11.6 million and $9.2 million as of March 31, 2025 and December 31, 2024, respectively, were included in “Prepaid expenses and other,” and the non-current portion of anticipated insurance recoveries of $39.8 million and $38.7 million as of March 31, 2025 and December 31, 2024, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets.
NOTE 13 - Additional Cash Flow Information
The following table presents additional cash flow information for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	2025	2024
Cash paid for:
Interest	$83	$132
Income taxes	$8,688	$6,542
Right-of-use assets obtained in exchange for new operating lease liabilities	$65,103	$32,408
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,668	$738

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
•United States building services;
•United States industrial services; and
•United Kingdom building services.
Our chief operating decision maker (“CODM”) is our Chairman, President, and Chief Executive Officer. Our CODM is responsible for assessing performance of the Company and each of our reportable segments as well as allocating resources, including personnel and capital resources. The measure of segment profit or loss utilized by our CODM is operating income. Our CODM evaluates segment performance by comparing historical, actual, and forecasted operating income on a regular basis. The accounting policies of our reportable segments are the same as those applied at the consolidated financial statement level.
The following tables present the revenues and operating income for each of our reportable segments for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	2025	2024
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,087,844	$764,711
United States mechanical construction and facilities services	1,572,602	1,427,665
United States building services	742,623	781,160
United States industrial services	359,002	354,053
Total United States operations	3,762,071	3,327,589
United Kingdom building services	105,301	104,687
Consolidated revenues	$3,867,372	$3,432,276

Total revenues:
United States electrical construction and facilities services	$1,114,195	$766,739
United States mechanical construction and facilities services	1,585,114	1,436,828
United States building services	751,884	803,873
United States industrial services	364,332	358,175
Less intersegment revenues	(53,454)	(38,026)
Total United States operations	3,762,071	3,327,589
United Kingdom building services	105,301	104,687
Consolidated revenues	$3,867,372	$3,432,276

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)

	For the three months ended March 31,
	2025	2024
Operating income (loss):
United States electrical construction and facilities services	$136,057	$91,589
United States mechanical construction and facilities services	186,747	150,720
United States building services	36,423	33,459
United States industrial services	6,760	17,966
Total United States operations	365,987	293,734
United Kingdom building services	4,987	5,377
Corporate administration	(52,218)	(39,158)
Consolidated operating income	318,756	259,953
Other items:
Net periodic pension income	54	222
Interest income, net	5,387	7,541
Income before income taxes	$324,197	$267,716

The following tables provide the significant expenses that are regularly provided to and reviewed by our CODM for each of our reportable segments for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	2025	2024
Cost of sales:
United States electrical construction and facilities services	$876,243	$626,869
United States mechanical construction and facilities services	1,265,710	1,179,405
United States building services	601,509	644,310
United States industrial services	308,095	300,066
Total United States operations	3,051,557	2,750,650
United Kingdom building services	93,097	92,317
Consolidated cost of sales	$3,144,654	$2,842,967

	For the three months ended March 31,
	2025	2024
Selling, general and administrative expenses:
United States electrical construction and facilities services	$75,544	$46,253
United States mechanical construction and facilities services	120,145	97,540
United States building services	104,691	103,391
United States industrial services	44,147	36,021
Total United States operations	344,527	283,205
United Kingdom building services	7,217	6,993
Corporate administration	52,218	39,158
Consolidated selling, general and administrative expenses	$403,962	$329,356

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)
The following tables present other financial information for each of our reportable segments for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	2025	2024
Depreciation and amortization of property, plant, and equipment:
United States electrical construction and facilities services	$2,305	$1,961
United States mechanical construction and facilities services	4,876	3,478
United States building services	4,041	3,927
United States industrial services	3,179	2,832
Total United States operations	14,401	12,198
United Kingdom building services	932	893
Corporate administration	249	246
Total depreciation and amortization of property, plant, and equipment	$15,582	$13,337

	For the three months ended March 31,
	2025	2024
Amortization of identifiable intangible assets:
United States electrical construction and facilities services	$9,480	$1,812
United States mechanical construction and facilities services	5,397	3,828
United States building services	5,565	4,976
United States industrial services	5,921	5,635
Total United States operations	26,363	16,251
United Kingdom building services	—	—
Total amortization of identifiable intangible assets	$26,363	$16,251

	For the three months ended March 31,
	2025	2024
Capital expenditures:
United States electrical construction and facilities services	$4,622	$1,068
United States mechanical construction and facilities services	10,979	7,395
United States building services	3,343	5,048
United States industrial services	3,305	2,998
Total United States operations	22,249	16,509
United Kingdom building services	2,456	1,945
Corporate administration	1,426	1,824
Total capital expenditures	$26,131	$20,278

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)
The following table presents the total assets for each of our reportable segments as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Total assets:
United States electrical construction and facilities services	$2,437,083	$1,314,577
United States mechanical construction and facilities services	2,617,568	2,659,184
United States building services	1,404,624	1,396,236
United States industrial services	648,209	606,861
Total United States operations	7,107,484	5,976,858
United Kingdom building services	299,103	283,897
Corporate administration	672,285	1,455,718
Total assets	$8,078,872	$7,716,473

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
For a more complete description of our operations, refer to Item 1. Business of our Form 10-K for the year ended December 31, 2024.
Overview
The following table presents selected financial data for the quarters ended March 31, 2025 and 2024 (in thousands, except for percentages and per share data):

	For the three months ended March 31,
	2025	2024
Revenues	$3,867,372	$3,432,276
Revenues increase from prior year	12.7%	18.7%
Gross profit	$722,718	$589,309
Gross profit as a percentage of revenues	18.7%	17.2%
Operating income	$318,756	$259,953
Operating income as a percentage of revenues	8.2%	7.6%
Net income	$240,677	$197,149
Diluted earnings per common share	$5.26	$4.17
Revenues of $3.87 billion for the quarter ended March 31, 2025 set a new quarterly record for the Company and represent an increase of 12.7% from revenues of $3.43 billion for the quarter ended March 31, 2024. Demand for our services continues to be strong across most of the market sectors we serve and, as described in further detail below, we experienced revenue growth within all of our reportable segments, except for our United States building services segment. Revenues for the first quarter of 2025 included incremental acquisition contribution of approximately $250.9 million.
Operating income for the quarter ended March 31, 2025 was $318.8 million, or 8.2% of revenues, establishing new records for the Company with respect to a first quarter. This compares to operating income of $260.0 million, or 7.6% of revenues, for the quarter ended March 31, 2024. The $58.8 million increase in operating income, and corresponding 60 basis point expansion in operating margin, were predominantly a result of improved operating performance within our United States construction segments, as described in further detail below. Operating income for the quarter ended March 31, 2025 included incremental acquisition contribution of $14.2 million, net of amortization expense attributable to identifiable intangible assets of $10.5 million.
Net income of $240.7 million, or $5.26 per diluted share, for the quarter ended March 31, 2025 compares favorably to net income of $197.1 million, or $4.17 per diluted share, for the quarter ended March 31, 2024. While the majority of the increase in our net income and diluted earnings per share was a result of the increased operating income referenced above, diluted earnings per share for the quarter ended March 31, 2025 additionally benefited from a reduced weighted average share count given the impact of common stock repurchases made by us throughout 2024 and the first quarter of 2025.

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
During the first quarter of 2025, we completed the acquisition of Miller Electric Company (“Miller Electric”), a leading electrical contractor predominantly operating across the Southeastern United States. The results of operations for Miller Electric have been included within our United States electrical construction and facilities services segment. In addition to Miller Electric, we acquired a company which provides building automation controls and solutions to commercial, institutional, and industrial customers. Although de minimis, the results of operations for such acquisition have been included within our United States mechanical construction and facilities services segment.
We acquired seven companies during calendar year 2024 for upfront consideration of $231.1 million, inclusive of customary working capital adjustments. These acquisitions are comprised of: (a) an electrical contractor in the Southeast region of the United States, that has been included in our United States electrical construction and facilities services segment, (b) two companies that have been included within our United States mechanical construction and facilities services segment, including: (i) a leading plumbing services provider in the Southeast region of the United States and (ii) a full service provider of mechanical construction and maintenance services in Central Texas, (c) three companies that have been included in our United States building services segment, including: (i) a provider of building automation and controls solutions in the Northeast region of the United States, (ii) a mechanical services company in the Western region of the United States, and (iii) a mechanical services company in the Eastern region of the United States, and (d) an instrumentation and electrical contractor, that has been included in our United States industrial services segment, which provides electrical, automation, digital integration, and fabrication services to various energy sector and process equipment customers.
Results of Operations
Revenues
The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended March 31,
	2025	% of Total	2024	% of Total
Revenues:
United States electrical construction and facilities services	$1,087,844	28%	$764,711	22%
United States mechanical construction and facilities services	1,572,602	41%	1,427,665	42%
United States building services	742,623	19%	781,160	23%
United States industrial services	359,002	9%	354,053	10%
Total United States operations	3,762,071	97%	3,327,589	97%
United Kingdom building services	105,301	3%	104,687	3%
Consolidated revenues	$3,867,372	100%	$3,432,276	100%
As described in more detail below, due to strong demand for our services across most of the market sectors we serve, our consolidated revenues for the first quarter of 2025 increased to $3.87 billion compared to $3.43 billion for the first quarter of 2024. While the most significant revenue growth was experienced within our United States construction segments, we generated greater revenues within all of our reportable segments, except for our United States building services segment. Revenues for the first quarter of 2025 included incremental acquisition contribution of approximately $250.9 million.
Revenues of our United States electrical construction and facilities services segment were $1,087.8 million for the three months ended March 31, 2025, an increase of $323.1 million compared to revenues of $764.7 million for the three months ended March 31, 2024. This segment’s results included $186.3 million of incremental acquisition revenues, almost entirely from Miller Electric. From a market sector perspective, increased revenues were generated from all of the sectors we serve, except for the manufacturing and industrial market sector, which experienced a modest decline year-over-year. While the largest increase in revenues was seen within the network and communications market sector, predominantly driven by greater demand for data center construction projects, this segment additionally experienced notable increases in revenues from: (a) the healthcare market sector, as a result of greater project activity across several of the geographies in which we operate, (b) the transportation market sector, due to certain infrastructure projects currently underway, and (c) the institutional market sector, given an increase in revenues from certain public sector projects.

Our United States mechanical construction and facilities services segment revenues for the three months ended March 31, 2025 were $1,572.6 million, a $144.9 million increase compared to revenues of $1,427.7 million for the three months ended March 31, 2024. This segment’s results included $47.3 million of incremental acquisition revenues. Similar to our United States electrical construction and facilities services segment, this segment generated the most significant increase in revenues from the network and communications market sector due to greater demand for data center construction projects. In addition to data centers, notable revenue growth was experienced within: (a) the healthcare market sector, primarily throughout the Southeast region of the United States, inclusive of incremental contribution from acquired companies, (b) the hospitality and entertainment market sector, given increased project activity in the Western region of the United States, and (c) the water and wastewater market sector, driven by several projects within the Southeast region of the United States. Further contributing to the revenue increase within this segment was a greater level of service volume. These increases were partially offset by revenue declines from: (a) the commercial market sector, as a result of: (i) fewer active warehousing and distribution projects for certain of our e-commerce customers and (ii) the completion or substantial completion of certain tenant fit-out or office projects, and (b) the high-tech manufacturing market sector as we work towards completion of the initial phases of certain semiconductor manufacturing construction projects.
Revenues of our United States building services segment for the three months ended March 31, 2025 were $742.6 million compared to revenues of $781.2 million for the three months ended March 31, 2024. Excluding incremental acquisition contribution of $2.6 million, this segment’s revenues for the three months ended March 31, 2025 decreased by $41.1 million as the strength of its mechanical services division was more than offset by revenue declines within its commercial site-based and government site-based services divisions due to the loss of certain facilities maintenance contracts not renewed pursuant to rebid. With respect to this segment’s mechanical services division, revenue growth was experienced from: (a) HVAC project and retrofit work, as demand for these services remained strong, partially as our customers continue to seek ways to improve the energy efficiency of their facilities, (b) service repair and maintenance volumes, given growth in our service contract base, and (c) building automation and controls projects, as we continue to expand our service offerings in this area.
Revenues of our United States industrial services segment for the three months ended March 31, 2025 were $359.0 million, compared to revenues of $354.1 million for the three months ended March 31, 2024. This segment’s results included $14.7 million of incremental acquisition revenues. Excluding such acquisition contribution, the reduction in this segment’s revenues resulted primarily from the deferral or delay of planned turnaround projects, partially due to abnormal weather conditions within the Gulf Coast region.
For the three months ended March 31, 2025, our United Kingdom building services segment generated revenues of $105.3 million, a slight increase from the $104.7 million generated during the three months ended March 31, 2024. A modest reduction in facilities maintenance revenues was more than offset by increased project work largely within the manufacturing and industrial and network and communications market sectors.
Cost of sales and gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales), and gross profit as a percentage of revenues (“gross profit margin”) (in thousands, except for percentages):

	For the three months ended March 31,
	2025	2024
Cost of sales	$3,144,654	$2,842,967
Gross profit	$722,718	$589,309
Gross profit margin	18.7%	17.2%
Our gross profit for the three months ended March 31, 2025 was $722.7 million, or 18.7% of revenues, compared to gross profit of $589.3 million, or 17.2% of revenues, for the three months ended March 31, 2024. The year-over-year increase in gross profit and the expansion in gross profit margin were driven by both of our United States construction segments, as well as our United States building services segment in each case due to an improved revenue mix and excellent project execution. Our gross profit for the three months ended March 31, 2025 included incremental acquisition contribution of $41.8 million net of amortization expense attributable to identifiable intangible assets of $5.4 million.

Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses (“SG&A”) and selling, general and administrative expenses as a percentage of revenues (“SG&A margin”) (in thousands, except for percentages):

	For the three months ended March 31,
	2025	2024
Selling, general and administrative expenses	$403,962	$329,356
SG&A margin	10.4%	9.6%
Our selling, general and administrative expenses for the three months ended March 31, 2025 were $404.0 million, or 10.4% of revenues, compared to selling, general and administrative expenses of $329.4 million, or 9.6% of revenues, for the three months ended March 31, 2024. Selling, general and administrative expenses for the three months ended March 31, 2025 included: (a) $27.5 million of incremental expenses directly related to companies acquired, including amortization expense attributable to identifiable intangible assets of $5.1 million, and (b) $9.4 million of transaction related costs incurred in connection with the acquisition of Miller Electric.
Excluding incremental expenses resulting from acquisitions, our selling, general and administrative expenses increased by $37.7 million, primarily as a result of greater: (a) salaries and related employment expenses, due to additional headcount to support our organic revenue growth as well as annual cost of living adjustments, (b) incentive compensation expense, predominantly within our United States construction segments, given higher projected annual operating results, and (c) computer hardware and software costs due to various information technology and cybersecurity initiatives currently in process. These increases were partially offset by a decrease in the provision for credit losses year-over-year.
The 80 basis point year-over-year increase in our SG&A margin was primarily due to: (a) improved gross profit and gross profit margin, which resulted in the above referenced increase in incentive compensation expense across certain of our operating subsidiaries, (b) a decrease in revenues, without a commensurate decrease in selling, general and administrative expenses, within our United States building services segment, and (c) the impact of the $9.4 million of transaction related costs referenced above.
Operating income (loss)
The following table presents our operating income (loss) and operating income (loss) as a percentage of segment revenues (“operating margin”) (in thousands, except for percentages):

	For the three months ended March 31,
	2025	% of Segment Revenues	2024	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$136,057	12.5%	$91,589	12.0%
United States mechanical construction and facilities services	186,747	11.9%	150,720	10.6%
United States building services	36,423	4.9%	33,459	4.3%
United States industrial services	6,760	1.9%	17,966	5.1%
Total United States operations	365,987	9.7%	293,734	8.8%
United Kingdom building services	4,987	4.7%	5,377	5.1%
Corporate administration	(52,218)	—	(39,158)	—
Consolidated operating income	318,756	8.2%	259,953	7.6%
Other items:
Net periodic pension income	54		222
Interest income, net	5,387		7,541
Income before income taxes	$324,197		$267,716
Operating income for the three months ended March 31, 2025 was $318.8 million, an increase of $58.8 million compared to operating income of $260.0 million for the three months ended March 31, 2024. Operating margin for the three months ended March 31, 2025 was 8.2% compared to an operating margin of 7.6% for the three months ended March 31, 2024.

As described in more detail below, these increases in profitability were predominantly a result of improved operating performance within our United States construction segments, due to a more favorable mix of work and better project execution, including enhanced productivity, due in part to investments in virtual design and construction, prefabrication, and automation. Operating income for the three months ended March 31, 2025 included incremental acquisition contribution of $14.2 million net of amortization expense attributable to identifiable intangible assets of $10.5 million.
Operating income of our United States electrical construction and facilities services segment was $136.1 million, or 12.5% of revenues, for the three months ended March 31, 2025, compared to $91.6 million, or 12.0% of revenues, for the three months ended March 31, 2024. Operating income and operating margin of this segment benefited from greater gross profit and gross profit margin due to an increase in revenues, excellent project execution, and a more favorable mix of work. While the most significant increase in gross profit was generated within the network and communications market sector, this segment additionally experienced increases within the majority of the other market sectors in which we operate. Largely driven by Miller Electric, this segment’s operating income included incremental acquisition contribution of $12.0 million, net of amortization expense attributable to identifiable intangible assets of $8.0 million.
Our United States mechanical construction and facilities services segment’s operating income for the three months ended March 31, 2025 was $186.7 million, or 11.9% of revenues, compared to operating income of $150.7 million, or 10.6% of revenues, for the three months ended March 31, 2024. Similar to our United States electrical construction and facilities services segment, this improved performance was a result of greater gross profit and gross profit margin due to an increase in revenues, excellent project execution, and a more favorable mix of work. From a market sector perspective, this segment also experienced greater profitability across the majority of the sectors in which we operate, with the most significant increases in gross profit coming from the network and communications and high-tech manufacturing market sectors. Despite the reduction in high-tech manufacturing revenues referenced above, favorable progression on a number of contracts resulted in greater profitability within the quarter. This segment’s operating income included incremental acquisition contribution of $2.6 million, net of amortization expense attributable to identifiable intangible assets of $1.6 million. Partially offsetting these increases was a reduction in gross profit from the commercial market sector, primarily as a result of the reduced revenues previously referenced.
Operating income of our United States building services segment was $36.4 million, or 4.9% of revenues, for the three months ended March 31, 2025 compared to $33.5 million, or 4.3% of revenues, for the three months ended March 31, 2024. For the first quarter of 2025, this segment experienced an increase in gross profit and gross profit margin from its mechanical services division, due to greater profitability across its portfolio of HVAC retrofits, building automation and controls projects, and repair service work orders. These increases were partially offset by reductions in gross profit and gross profit margin from the segment’s commercial site-based services and government site-based services divisions given the loss of the previously referenced facilities maintenance contracts. The results of this segment for the prior year period included an $11.0 million reserve for a specific customer bankruptcy within its commercial site-based services division, which negatively impacted the segment’s operating margin by 140 basis points for the three months ended March 31, 2024.
Our United States industrial services segment reported operating income of $6.8 million, or 1.9% of revenues, for the three months ended March 31, 2025, compared to $18.0 million, or 5.1% of revenues, for the three months ended March 31, 2024. The decreases in operating income and operating margin of this segment were primarily a result of: (a) a less favorable revenue mix when compared to the prior year period, which benefited from turnaround projects of a greater size as well as a large renewable fuel project, (b) the impact of the aforementioned project deferrals and delays, which resulted in a greater amount of unabsorbed labor costs, and (c) a $4.0 million increase in the allowance for credit losses, which negatively impacted the operating margin of this segment by 110 basis points.
Operating income of our United Kingdom building services segment was $5.0 million, or 4.7% of revenues, for the three months ended March 31, 2025, compared to $5.4 million, or 5.1% of revenues, for the three months ended March 31, 2024. The slight decrease in operating income and the reduction in operating margin were due to certain mobilization costs incurred during the first quarter of 2025 as a result of the recent award of a facilities maintenance contract by a new customer.
Our corporate administration expenses for the three months ended March 31, 2025 were $52.2 million, compared to $39.2 million for the three months ended March 31, 2024. The increase in corporate expenses was primarily due to: (a) $9.4 million in transaction related costs incurred in connection with the acquisition of Miller Electric, and (b) greater computer hardware and software costs, due to various information technology and cybersecurity initiatives currently in process.
Other items
Net interest income for the three months ended March 31, 2025 was $5.4 million compared to net interest income of $7.5 million for the three months ended March 31, 2024. The year-over-year decrease in net interest income was a result of an increase in interest expense, given the outstanding borrowings under our revolving credit facility during the first quarter of 2025, coupled with a reduction in interest income due to a lower average rate earned on our invested cash.

For the three months ended March 31, 2025, our income tax provision was $83.5 million compared to an income tax provision of $70.6 million for the three months ended March 31, 2024. Our effective income tax rate for the three months ended March 31, 2025 was 25.8% compared to an effective income tax rate for the three months ended March 31, 2024 of 26.4%. Refer to Note 9 - Income Taxes of the notes to consolidated financial statements for further discussion regarding our income tax provision and effective income tax rate.
Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	March 31, 2025	% of Total	December 31, 2024	% of Total	March 31, 2024	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$4,284,106	36%	$3,068,396	31%	$2,551,430	28%
United States mechanical construction and facilities services	5,751,004	49%	5,463,096	54%	4,997,257	54%
United States building services	1,289,585	11%	1,246,642	12%	1,351,585	15%
United States industrial services	224,832	2%	138,599	1%	111,935	1%
Total United States operations	11,549,527	98%	9,916,733	98%	9,012,207	98%
United Kingdom building services	200,526	2%	185,466	2%	163,145	2%
Total operations	$11,750,053	100%	$10,102,199	100%	$9,175,352	100%
Our remaining performance obligations at March 31, 2025 were approximately $11.75 billion compared to approximately $10.10 billion at December 31, 2024 and approximately $9.18 billion at March 31, 2024. When compared to December 31, 2024, remaining performance obligations increased by approximately $1.65 billion. Such increase was driven by the acquisition of Miller Electric, which added approximately $1.0 billion of remaining performance obligations as of March 31, 2025, as well as new contract awards across all of our reportable segments. From a market sector perspective, the most significant growth was experienced within: (a) network and communications, largely as a result of several data center construction contracts, (b) healthcare, (c) manufacturing and industrial, including certain food processing construction projects, (d) water and wastewater, and (e) hospitality and entertainment. Partially offsetting these increases was a decrease in remaining performance obligations within the high-tech manufacturing market sector, primarily as a result of progress made on certain semiconductor construction projects.
See Note 3 - Revenue from Contracts with Customers of the notes to consolidated financial statements for further disclosure regarding our remaining performance obligations.
Liquidity and Capital Resources
The following section discusses our principal liquidity and capital resources, as well as our primary liquidity requirements and sources and uses of cash.
We are focused on the efficient conversion of operating income into cash to provide for the Company’s material cash requirements, including working capital needs, investment in our growth strategies through business acquisitions and capital expenditures, satisfaction of contractual commitments, including principal and interest payments on any outstanding indebtedness, and shareholder return through share repurchases and dividend payments. We strive to maintain a balanced approach to capital allocation in order to achieve growth, deliver value, and minimize risk.
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

As of March 31, 2025, we had cash and cash equivalents, excluding restricted cash, of $576.7 million, which are maintained in depository accounts and highly liquid investments with original maturity dates of three months or less. Both our short-term and long-term liquidity requirements are expected to be met through our cash and cash equivalent balances, cash generated from our operations, and, as necessary, the borrowing capacity under our revolving credit facility. Our credit agreement provides for a $1.30 billion revolving credit facility, for which there was $978.5 million of available capacity as of March 31, 2025.
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
Cash Flows
The following table presents a summary of our operating, investing, and financing cash flows (in thousands):

	For the three months ended March 31,
	2025	2024
Net cash provided by operating activities	$108,471	$132,264
Net cash used in investing activities	$(875,441)	$(19,439)
Net cash used in financing activities	$(829)	$(58,948)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$4,869	$(1,140)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(762,930)	$52,737
During the three months ended March 31, 2025, our cash balance, including cash equivalents and restricted cash, decreased by approximately $762.9 million from $1,340.4 million at December 31, 2024 to $577.5 million at March 31, 2025. Changes in our cash position from December 31, 2024 to March 31, 2025 are described in further detail below.
Operating Activities – Operating cash flows generally represent our net income as adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2025 was approximately $108.5 million compared to approximately $132.3 million for the three months ended March 31, 2024. The decrease in our operating cash flow period-over-period was a result of an increase in working capital, primarily on our construction projects, given the progression on a number of contracts for which we were previously billed ahead. As we worked through these upfront payments, we saw the expected decrease in operating cash as our cash outflows exceeded our inflows on these projects. Such decrease was partially offset by an increase in our net income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Investing Activities – Investing cash flows consist primarily of payments for acquisition of businesses, capital expenditures, and proceeds from the sale or disposal of property, plant, and equipment. Net cash used in investing activities for the three months ended March 31, 2025 increased by approximately $856.0 million compared to the three months ended March 31, 2024, predominantly due to the acquisition of Miller Electric.
Financing Activities – Financing cash flows consist primarily of the issuance and repayment of short-term and long-term debt, repurchases of common stock, payments of dividends to stockholders, and the issuance of common stock through certain equity plans. Net cash used in financing activities was $0.8 million for the three months ended March 31, 2025 compared to $58.9 million for the three months ended March 31, 2024. The $58.1 million variance was primarily due to $250.0 million in borrowings made under our revolving credit facility, partially offset by a $185.8 million increase in common stock repurchases made by us during the first quarter of 2025. The timing of common stock repurchases is at management’s discretion subject to securities laws and other legal requirements and depends upon several factors, including market and business conditions, current and anticipated future liquidity, share price, and share availability, among others. For additional detail regarding our share repurchase program, refer to Note 10 - Common Stock of the notes to consolidated financial statements.
We currently pay a regular quarterly dividend of $0.25 per share. For the three months ended March 31, 2025 and 2024, cash payments related to dividends were $11.5 million and $8.5 million, respectively. Our credit agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay such quarterly dividends for the foreseeable future.
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash – We are exposed to fluctuations in foreign currency exchange rates, almost entirely with respect to the British pound. Therefore, the $6.0 million variance between the three months ended March 31, 2025 and 2024 was a direct result of exchange rate movements for the British pound versus the United States dollar.

Material Cash Requirements from Contractual and Other Obligations
As of March 31, 2025, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
Outstanding Debt and Interest Payments – As of March 31, 2025, we had $250.0 million in direct borrowings outstanding under our revolving credit facility. Future interest payments will be determined based on prevailing interest rates at that time. Refer to Note 7 - Debt of the notes to consolidated financial statements for further detail of our debt obligations, including our revolving credit facility.
Operating and Finance Leases – In the normal course of business, we lease real estate, vehicles, and equipment under various arrangements which are classified as either operating or finance leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $454.3 million at March 31, 2025, with $106.0 million payable within the next 12 months.
Open Purchase Obligations – As of March 31, 2025, we had $2.72 billion of open purchase obligations, of which payments totaling approximately $2.31 billion are expected to become due within the next 12 months. These obligations represent open purchase orders to suppliers and subcontractors related to our construction and services contracts. These purchase orders are not reflected in the Consolidated Balance Sheets and are not expected to impact future liquidity as amounts should be recovered through customer billings.
Insurance Obligations – As described in further detail in Note 12 - Commitments and Contingencies of the notes to consolidated financial statements, we have loss payment deductibles and/or self-insured retentions for certain insurance matters. As of March 31, 2025, our insurance liabilities, net of estimated recoveries, were $247.2 million. Of this net amount, approximately $57.0 million is estimated to be payable within the next 12 months. Due to many uncertainties inherent in resolving these matters, it is not practical to estimate these payments beyond such period. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase.
Contingent Consideration Liabilities – We have incurred liabilities related to contingent consideration arrangements associated with certain acquisitions, payable in the event discrete performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The aggregate amount of these liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance during such post-acquisition periods, and accretion in present value. As of March 31, 2025, the present value of expected future payments relating to these contingent consideration arrangements was $28.6 million. Of this amount, $20.0 million is estimated as being payable within the next 12 months, with the remainder due pursuant to the terms of our contractual agreements, some of which extend into 2027.
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
Multiemployer Benefit Plans – In addition to our Company sponsored benefit plans, we participate in certain multiemployer pension and other post-retirement plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining agreements. Our future contributions to the multiemployer plans are dependent upon a number of factors. Amounts of future contributions that we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated. Refer to Note 14 - Retirement Plans of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of our Form 10-K for the year ended December 31, 2024 for more information regarding multiemployer benefit plans.
Off-Balance Sheet Arrangements and Other Commercial Commitments
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of March 31, 2025, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $2.8 billion, which represents approximately 24% of our total remaining performance obligations.

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
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds or letters of credit may be issued as collateral for certain insurance obligations. As of March 31, 2025, we satisfied approximately $61.7 million and $71.2 million of the collateral requirements of our insurance programs by utilizing surety bonds and letters of credit, respectively. All such letters of credit were issued under our revolving credit facility, therefore reducing the available capacity of such facility.
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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements is based on the application of significant accounting policies, which require management to make estimates and assumptions. Our significant accounting policies are described further in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of our Form 10-K for the year ended December 31, 2024. We base our estimates on historical experience, known or expected trends, third-party valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. There have been no significant changes to our critical accounting policies or methods during the three months ended March 31, 2025.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the three months ended March 31, 2025, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under our revolving credit facility, which bear interest at variable rates. Although the Federal Reserve Board began to decrease the federal funds rate in 2024 after increases in 2022 and much of 2023, the pace and extent of additional decreases are uncertain. For further information regarding our credit facility and associated borrowing rates, refer to Note 7 - Debt of the notes to consolidated financial statements. As of March 31, 2025, we had $250.0 million in direct borrowings outstanding under the 2023 Revolving Credit Facility. Based on such amount, if overall interest rates were to increase by 50 basis points, interest expense, net of income taxes, would increase by approximately $0.9 million in the next twelve months. Conversely, if overall interest rates were to decrease by 50 basis points, interest expense, net of income taxes, would decrease by approximately $0.9 million in the next twelve months.
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
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction, building services, and industrial services operations. Trade and sanction policies (including tariffs) may also affect the pricing of such supplies and materials. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of approximately 14,500 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, our fixed price contracts generally do not allow us to adjust our prices and, as a result, increases in material costs could reduce our profitability with respect to projects in progress.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION.
ITEM 1.   LEGAL PROCEEDINGS.
The information required by this Item is incorporated by reference from Note 12 - Commitments and Contingencies of the notes to consolidated financial statements.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2025 to January 31, 2025	150,379	$439.02	150,379	$192,868,558
February 1, 2025 to February 28, 2025	230,955	$404.06	230,955	$598,708,239
March 1, 2025 to March 31, 2025	150,395	$381.48	150,395	$540,818,328
Total	531,729	$407.56	531,729

(1)In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. In February 2025, our Board increased such amount by $500 million. Since the inception of the repurchase program, through March 31, 2025, the Board has authorized us to repurchase up to $3.15 billion of our outstanding common stock. As of March 31, 2025, there remained authorization for us to repurchase approximately $540.8 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. Refer to Note 10 - Common Stock of the notes to consolidated financial statements for further information regarding our share repurchase program.
(2)Excludes 30,430 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.
(3)Price paid per share excludes any applicable broker commission and excise tax due. However, as such amounts are considered direct costs associated with the repurchase of our common stock, they have been reflected as a reduction in the remaining authorization under our share repurchase program.
ITEM 4.   MINE SAFETY DISCLOSURES.
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this quarterly report.
ITEM 5.   OTHER INFORMATION.
During the quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any: (a) contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1 or (b) non 10b5-1 trading arrangement, each as defined in Item 408(a) of Regulation S-K.

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
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.
Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 30, 2025

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ JASON R. NALBANDIAN
Jason R. Nalbandian
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)