Form 10-Q
period 2025-06-30
EMCOR Group, Inc.
filed 2025-07-31
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Number of shares of Common Stock outstanding as of the close of business on July 25, 2025: 44,764,250 shares.

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

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	(Unaudited) June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$485,988	$1,339,550
Accounts receivable, less allowance for credit losses of $27,521 and $34,957, respectively	4,114,857	3,577,537
Contract assets	348,048	284,791
Inventories	108,157	95,667
Prepaid expenses and other	119,596	91,644
Total current assets	5,176,646	5,389,189
Property, plant, and equipment, net	241,947	207,489
Operating lease right-of-use assets	392,987	316,128
Goodwill	1,351,824	1,018,415
Identifiable intangible assets, net	1,082,028	648,180
Other assets	155,048	137,072
Total assets	$8,400,480	$7,716,473
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,117,733	$937,087
Contract liabilities	2,133,872	2,047,540
Accrued payroll and benefits	724,298	751,434
Other accrued expenses and liabilities	326,648	336,555
Operating lease liabilities, current	91,987	81,247
Total current liabilities	4,394,538	4,153,863
Borrowings under revolving credit facility	250,000	—
Operating lease liabilities, long-term	328,150	261,575
Other long-term obligations	374,220	362,341
Total liabilities	5,346,908	4,777,779
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 61,243,469 and 61,186,088 shares issued, respectively	612	612
Capital surplus	97,079	97,475
Accumulated other comprehensive loss	(68,012)	(85,527)
Retained earnings	5,298,205	4,778,061
Treasury stock, at cost 16,480,693 and 15,375,963 shares, respectively	(2,276,283)	(1,852,964)
Total EMCOR Group, Inc. stockholders’ equity	3,051,601	2,937,657
Noncontrolling interests	1,971	1,037
Total equity	3,053,572	2,938,694
Total liabilities and equity	$8,400,480	$7,716,473
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues	$4,304,400	$3,666,897	$8,171,772	$7,099,173
Cost of sales	3,470,629	2,982,896	6,615,283	5,825,863
Gross profit	833,771	684,001	1,556,489	1,273,310
Selling, general and administrative expenses	418,559	351,193	822,521	680,549
Operating income	415,212	332,808	733,968	592,761
Net periodic pension income	55	221	109	443
Interest (expense) income, net	(3,240)	6,106	2,147	13,647
Income before income taxes	412,027	339,135	736,224	606,851
Income tax provision	109,867	91,563	193,387	162,130
Net income	$302,160	$247,572	$542,837	$444,721

Basic earnings per common share	$6.74	$5.27	$12.00	$9.45

Diluted earnings per common share	$6.72	$5.25	$11.96	$9.41

Dividends declared per common share	$0.25	$0.25	$0.50	$0.43
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$302,160	$247,572	$542,837	$444,721
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11,190	245	16,532	(971)
Post-retirement plans, amortization of actuarial loss included in net income (1)	506	482	983	966
Other comprehensive income (loss)	11,696	727	17,515	(5)
Comprehensive income	$313,856	$248,299	$560,352	$444,716
_________
(1)Net of tax of $0.2 million for each of the three months ended June 30, 2025 and 2024, and net of tax of $0.3 million for each of the six months ended June 30, 2025 and 2024.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows - operating activities:
Net income	$542,837	$444,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,139	27,408
Amortization of identifiable intangible assets	56,452	36,412
Provision for credit losses	9,029	12,251
Non-cash share-based compensation expense	13,092	11,371
Other reconciling items	(4,442)	(5,240)
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(346,949)	(114,965)
Net cash provided by operating activities	302,158	411,958
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(887,237)	(173,265)
Proceeds from sale or disposal of property, plant, and equipment	2,586	1,655
Purchases of property, plant, and equipment	(54,174)	(39,529)
Net cash used in investing activities	(938,825)	(211,139)
Cash flows - financing activities:
Proceeds from revolving credit facility	525,000	—
Repayments of revolving credit facility	(275,000)	—
Repayments of finance lease liabilities	(1,433)	(1,393)
Dividends paid to stockholders	(22,640)	(20,219)
Repurchases of common stock	(432,165)	(149,009)
Taxes paid related to net share settlements of equity awards	(13,541)	(11,766)
Issuances of common stock under employee stock purchase plan	—	943
Payments for contingent consideration arrangements	(11,346)	—
Net cash used in financing activities	(231,125)	(181,444)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	14,558	(927)
(Decrease) increase in cash, cash equivalents, and restricted cash	(853,234)	18,448
Cash, cash equivalents, and restricted cash at beginning of year (1)	1,340,395	789,750
Cash, cash equivalents, and restricted cash at end of period (2)	$487,161	$808,198
_________
(1)Includes $0.8 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheet as of December 31, 2024.
(2)Includes $1.2 million and $0.9 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheet as of June 30, 2025 and 2024, respectively.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended June 30, 2024 and 2025
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, March 31, 2024	$2,615,382	$612	$87,673	$(86,436)	$4,003,079	$(1,390,583)	$1,037
Net income	247,572	—	—	—	247,572	—	—
Other comprehensive income	727	—	—	727	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(118)	—	(118)	—	—	—	—
Common stock dividends	(11,749)	—	35	—	(11,784)	—	—
Repurchases of common stock	(111,061)	—	—	—	—	(111,061)	—
Share-based compensation expense	4,844	—	4,844	—	—	—	—
Balance, June 30, 2024	$2,745,597	$612	$92,434	$(85,709)	$4,238,867	$(1,501,644)	$1,037

Balance, March 31, 2025	$2,951,928	$612	$93,424	$(79,708)	$5,007,257	$(2,071,628)	$1,971
Net income	302,160	—	—	—	302,160	—	—
Other comprehensive income	11,696	—	—	11,696	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(190)	—	(190)	—	—	—	—
Common stock dividends	(11,189)	—	23	—	(11,212)	—	—
Repurchases of common stock	(204,655)	—	—	—	—	(204,655)	—
Share-based compensation expense	3,822	—	3,822	—	—	—	—
Balance, June 30, 2025	$3,053,572	$612	$97,079	$(68,012)	$5,298,205	$(2,276,283)	$1,971
 _________
(1)Represents cumulative foreign currency translation adjustments and post-retirement liability adjustments.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the six months ended June 30, 2024 and 2025
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2023	$2,470,815	$611	$91,813	$(85,704)	$3,814,439	$(1,351,381)	$1,037
Net income	444,721	—	—	—	444,721	—	—
Other comprehensive loss	(5)	—	—	(5)	—	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(11,766)	—	(11,766)	—	—	—	—
Common stock issued under employee stock purchase plan	943	—	943	—	—	—	—
Common stock dividends	(20,219)	—	74	—	(20,293)	—	—
Repurchases of common stock	(150,263)	—	—	—	—	(150,263)	—
Share-based compensation expense	11,371	—	11,371	—	—	—	—
Balance, June 30, 2024	$2,745,597	$612	$92,434	$(85,709)	$4,238,867	$(1,501,644)	$1,037

Balance, December 31, 2024	$2,938,694	$612	$97,475	$(85,527)	$4,778,061	$(1,852,964)	$1,037
Net income	542,837	—	—	—	542,837	—	—
Other comprehensive income	17,515	—	—	17,515	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(13,541)	—	(13,541)	—	—	—	—
Common stock dividends	(22,640)	—	53	—	(22,693)	—	—
Repurchases of common stock	(423,319)	—	—	—	—	(423,319)	—
Acquisition of noncontrolling interests	934	—	—	—	—	—	934
Share-based compensation expense	13,092	—	13,092	—	—	—	—
Balance, June 30, 2025	$3,053,572	$612	$97,079	$(68,012)	$5,298,205	$(2,276,283)	$1,971
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
The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.
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
Based on an evaluation of individual projects that were substantially complete in prior periods but had revisions to total estimated costs or anticipated contract value (inclusive of the settlement of previously outstanding change orders and claims) that resulted in an increase to profitability in excess of $1.0 million, we recognized revenue during the three and six months ended June 30, 2025 and 2024, as summarized in the following table (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
United States electrical construction and facilities services	$2,373	$3,076	$2,512	$8,413
United States mechanical construction and facilities services	3,823	9,540	7,800	8,461
Total impact	$6,196	$12,616	$10,312	$16,874

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Based on an evaluation of individual projects that had revisions to total estimated costs or anticipated contract value that resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted during the three and six months ended June 30, 2025 and 2024, as summarized in the following table (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
United States electrical construction and facilities services	$14,878	$12,292	$24,520	$16,485
United States mechanical construction and facilities services	20,587	7,886	25,831	14,620
Total impact	$35,465	$20,178	$50,351	$31,105
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide construction services relating to electrical and mechanical systems, as well as to provide a number of building services and industrial services to our customers. Our contracts are with many different customers in numerous industries.
The following tables provide further disaggregation of our revenues, by categories we use to evaluate our financial performance within each of our reportable segments, for the three and six months ended June 30, 2025 and 2024 (in thousands, except for percentages). Refer to Note 14 - Segment Information of the notes to consolidated financial statements for additional information on how we disaggregate our revenues by reportable segment.

	For the three months ended June 30,
	2025	% of Total	2024	% of Total
United States electrical construction and facilities services:
Network and communications market sector	$669,966	50%	$325,021	40%
Commercial market sector	116,536	8%	69,551	9%
Manufacturing and industrial market sector	111,158	8%	103,375	13%
Healthcare market sector	133,680	10%	61,577	8%
High-tech manufacturing market sector	36,114	3%	53,103	7%
Institutional market sector	67,372	5%	38,501	5%
Transportation market sector	66,528	5%	56,357	7%
Water and wastewater market sector	7,527	1%	11,092	1%
Hospitality and entertainment market sector	26,401	2%	16,353	2%
Short-duration projects (1)	84,705	6%	51,224	6%
Service work	21,896	2%	15,433	2%
	1,341,883		801,587
Less intersegment revenues	(1,636)		(1,593)
Total segment revenues	$1,340,247		$799,994
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the three months ended June 30,
	2025	% of Total	2024	% of Total
United States mechanical construction and facilities services:
Network and communications market sector	$389,676	22%	$174,623	11%
Commercial market sector	217,007	12%	272,368	16%
Manufacturing and industrial market sector	229,622	13%	204,649	12%
Healthcare market sector	150,052	9%	156,171	9%
High-tech manufacturing market sector	281,434	16%	376,876	23%
Institutional market sector	112,711	6%	126,030	8%
Transportation market sector	10,053	1%	15,650	1%
Water and wastewater market sector	90,239	5%	87,009	5%
Hospitality and entertainment market sector	36,862	2%	16,775	1%
Short-duration projects (1)	86,203	5%	77,615	5%
Service work	152,773	9%	149,165	9%
	1,756,632		1,656,931
Less intersegment revenues	(1,374)		(1,750)
Total segment revenues	$1,755,258		$1,655,181
 ________
(1)Represents those projects which generally are completed within three months or less.

	For the three months ended June 30,
	2025	% of Total	2024	% of Total
United States building services:
Mechanical services	$619,516	78%	$581,735	75%
Commercial site-based services	133,560	17%	151,872	19%
Government site-based services	40,183	5%	47,501	6%
Total segment revenues	$793,259		$781,108

	For the three months ended June 30,
	2025	% of Total	2024	% of Total
United States industrial services:
Field services	$241,930	86%	$275,871	85%
Shop services	39,142	14%	48,176	15%
Total segment revenues	$281,072		$324,047

Total United States operations	$4,169,836		$3,560,330

	For the three months ended June 30,
	2025	% of Total	2024	% of Total
United Kingdom building services:
Service work	$69,661	52%	$51,160	48%
Project work	64,903	48%	55,407	52%
Total segment revenues	$134,564		$106,567

Consolidated revenues	$4,304,400		$3,666,897

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the six months ended June 30,
	2025	% of Total	2024	% of Total
United States electrical construction and facilities services:
Network and communications market sector	$1,186,303	49%	$634,561	41%
Commercial market sector	215,094	9%	162,999	10%
Manufacturing and industrial market sector	209,633	8%	203,926	13%
Healthcare market sector	241,416	10%	114,957	7%
High-tech manufacturing market sector	81,124	3%	88,346	6%
Institutional market sector	119,081	5%	76,571	5%
Transportation market sector	128,556	5%	99,981	6%
Water and wastewater market sector	20,286	1%	15,299	1%
Hospitality and entertainment market sector	49,625	2%	38,308	2%
Short-duration projects (1)	139,682	6%	102,283	7%
Service work	41,033	2%	29,558	2%
	2,431,833		1,566,789
Less intersegment revenues	(3,742)		(2,084)
Total segment revenues	$2,428,091		$1,564,705
 ________
(1)Represents those projects which generally are completed within three months or less.

	For the six months ended June 30,
	2025	% of Total	2024	% of Total
United States mechanical construction and facilities services:
Network and communications market sector	$720,037	21%	$305,704	10%
Commercial market sector	396,910	12%	532,138	17%
Manufacturing and industrial market sector	407,523	12%	392,375	13%
Healthcare market sector	293,615	9%	273,424	9%
High-tech manufacturing market sector	563,805	17%	687,806	22%
Institutional market sector	197,567	6%	224,384	7%
Transportation market sector	24,169	1%	29,662	1%
Water and wastewater market sector	166,687	5%	150,443	5%
Hospitality and entertainment market sector	66,067	2%	29,630	1%
Short-duration projects (1)	194,729	6%	182,831	6%
Service work	299,144	9%	277,515	9%
	3,330,253		3,085,912
Less intersegment revenues	(2,393)		(3,066)
Total segment revenues	$3,327,860		$3,082,846
________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the six months ended June 30,
	2025	% of Total	2024	% of Total
United States building services:
Mechanical services	$1,178,002	77%	$1,095,883	70%
Commercial site-based services	276,869	18%	370,501	24%
Government site-based services	81,011	5%	95,884	6%
Total segment revenues	$1,535,882		$1,562,268

	For the six months ended June 30,
	2025	% of Total	2024	% of Total
United States industrial services:
Field services	$559,597	87%	$585,672	86%
Shop services	80,477	13%	92,428	14%
Total segment revenues	$640,074		$678,100

Total United States operations	$7,931,907		$6,887,919

	For the six months ended June 30,
	2025	% of Total	2024	% of Total
United Kingdom building services:
Service work	$117,692	49%	$101,004	48%
Project work	122,173	51%	110,250	52%
Total segment revenues	$239,865		$211,254

Consolidated revenues	$8,171,772		$7,099,173
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
At June 30, 2025 and December 31, 2024, our allowance for credit losses was $27.5 million and $35.0 million, respectively. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses.
The change in the allowance for credit losses for the six months ended June 30, 2025 was as follows (in thousands):

Balance at December 31, 2024	$34,957
Provision for credit losses	9,029
Amounts written off against the allowance, net of recoveries	(16,465)
Balance at June 30, 2025	$27,521

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
The decrease in our allowance for credit losses was due to the write-off of specific receivables which were previously reserved for within our United States building services segment, partially offset by the provision for credit losses recorded during the six months ended June 30, 2025, which included a $5.0 million increase in the allowance for credit losses within our United States industrial services segment.
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
Net contract liabilities in the accompanying Consolidated Balance Sheets consisted of the following amounts as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Contract assets, current	$348,048	$284,791
Contract assets, non-current	—	—
Contract liabilities, current	(2,133,872)	(2,047,540)
Contract liabilities, non-current	(3,202)	(1,526)
Net contract liabilities	$(1,789,026)	$(1,764,275)
Contract assets and contract liabilities increased by approximately $31.2 million and $101.0 million, respectively, as a result of acquisitions made by us in 2025. Excluding the impact of acquisitions, net contract liabilities decreased by approximately $45.1 million during the six months ended June 30, 2025, as: (a) we recognized revenue on a number of construction projects for which we were previously billed ahead and (b) we are currently underbilled on certain contracts where we anticipate invoicing as contractual milestones are achieved. There was no significant impairment of contract assets recognized during the periods presented.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations as of June 30, 2025 (in thousands, except for percentages):

	June 30, 2025	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$4,198,244	35%
United States mechanical construction and facilities services	5,975,201	50%
United States building services	1,313,603	11%
United States industrial services	221,102	2%
Total United States operations	11,708,150	98%
United Kingdom building services	206,238	2%
Total operations	$11,914,388	100%
Our remaining performance obligations at June 30, 2025 were approximately $11.91 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$3,165,326	$1,032,918
United States mechanical construction and facilities services	4,634,816	1,340,385
United States building services	1,194,137	119,466
United States industrial services	219,488	1,614
Total United States operations	9,213,767	2,494,383
United Kingdom building services	167,478	38,760
Total operations	$9,381,245	$2,533,143
NOTE 4 - Acquisitions of Businesses
Acquisitions are accounted for utilizing the acquisition method of accounting and the prices paid for them are allocated to their respective assets and liabilities based upon the estimated fair value of such assets and liabilities at the dates of their respective acquisition by us.
On February 3, 2025, we completed the acquisition of Miller Electric Company (“Miller Electric”), a leading electrical contractor that operates predominantly across the Southeastern United States. Under the terms of the transaction, we acquired 100% of Miller Electric's capital stock for total cash consideration of approximately $868.6 million. This acquisition complements our existing electrical construction capabilities in high-growth end markets and expands our geographic presence. The results of operations of Miller Electric have been included within our United States electrical construction and facilities services segment. For the period from February 3, 2025 to June 30, 2025, such acquisition contributed revenues of $500.4 million and operating income of $21.8 million, net of amortization expense attributable to identifiable intangible assets of $18.4 million. During the first quarter of 2025, we incurred $9.4 million of transaction related costs in connection with this acquisition. These expenses were included in "Selling, general and administrative expenses" in the accompanying Consolidated Statement of Operations.
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
In addition to Miller Electric, during the first half of 2025, we acquired three companies, for upfront consideration of $38.8 million, inclusive of customary working capital adjustments. Such acquisitions include: (a) a company in the Midwestern region of the United States that provides building automation controls and solutions to commercial, institutional, and industrial customers, (b) a company that adds capabilities to our national fire protection offerings, and (c) a provider of mechanical construction and maintenance services in the Western region of the United States. The results of their operations have been included within our United States mechanical construction and facilities services segment. In connection with these acquisitions, we acquired working capital of $5.0 million and other net assets of $2.4 million, and have preliminarily ascribed $16.1 million to goodwill and $15.3 million to identifiable intangible assets.
We expect that all of the goodwill and identifiable intangible assets acquired in connection with the acquisitions we completed during the first half of 2025 will be deductible for tax purposes. The purchase price allocations for the businesses acquired in 2025 are preliminary and subject to change during their respective measurement periods as we finalize asset valuations and certain tax matters, among other items. The finalization of these items may result in changes in the valuation of assets acquired or liabilities assumed.
During calendar year 2024, we acquired seven companies for upfront consideration of $231.1 million, inclusive of customary working capital adjustments. These acquisitions are comprised of: (a) an electrical contractor in the Southeast region of the United States, that has been included in our United States electrical construction and facilities services segment, (b) two companies that have been included within our United States mechanical construction and facilities services segment, including: (i) a leading plumbing services provider in the Southeast region of the United States and (ii) a full service provider of mechanical construction and maintenance services in Central Texas, (c) three companies that have been included in our United States building services segment, including: (i) a provider of building automation and controls solutions in the Northeast region of the United States, (ii) a mechanical services company in the Western region of the United States, and (iii) a mechanical services company in the Eastern region of the United States, and (d) an instrumentation and electrical contractor, that has been included in our United States industrial services segment, which provides electrical, automation, digital integration, and fabrication services to various energy sector and process equipment customers. In connection with these acquisitions, we acquired working capital of $29.0 million and other net assets of $1.1 million, and have ascribed $61.9 million to goodwill and $139.1 million to identifiable intangible assets.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 5 - Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share data):

	For the three months ended June 30,
	2025	2024
Numerator:
Net income	$302,160	$247,572
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	44,833,638	46,972,032
Effect of dilutive securities—Share-based awards	156,750	187,628
Shares used to compute diluted earnings per common share	44,990,388	47,159,660

Basic earnings per common share	$6.74	$5.27

Diluted earnings per common share	$6.72	$5.25

	For the six months ended June 30,
	2025	2024
Numerator:
Net income	$542,837	$444,721
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	45,227,690	47,053,768
Effect of dilutive securities—Share-based awards	153,054	182,970
Shares used to compute diluted earnings per common share	45,380,744	47,236,738

Basic earnings per common share	$12.00	$9.45

Diluted earnings per common share	$11.96	$9.41
The number of share-based awards excluded from the computation of diluted EPS for both the three and six months ended June 30, 2025 because they would be anti-dilutive were 3,635. The number of share-based awards excluded from the computation of diluted EPS for the three and six months ended June 30, 2024 because they would be anti-dilutive were 5,200 and 9,399, respectively.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 6 - Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Raw materials and construction materials	$100,369	$83,935
Work in process	7,788	11,732
Inventories	$108,157	$95,667
NOTE 7 - Debt
Debt in the accompanying Consolidated Balance Sheets consisted of the following amounts as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Revolving credit facility	$250,000	$—
Finance lease liabilities	6,386	6,095
Total debt	$256,386	$6,095
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
As of June 30, 2025, we had $250.0 million in direct borrowings outstanding under the 2023 Revolving Credit Facility. There were no direct borrowings outstanding under the 2023 Revolving Credit Facility as of December 31, 2024. Outstanding letters of credit reduce the available capacity under this facility and, as of June 30, 2025 and December 31, 2024, we had $71.5 million and $71.2 million of letters of credit outstanding, respectively.
At the Company’s election, borrowings under the 2023 Revolving Credit Facility bear interest at either: (1) a base rate plus a margin of 0.125% to 0.875%, depending on the Company’s Leverage Ratio (as such term is defined in the 2023 Credit Agreement), or (2) a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York for the applicable tenor plus 0.10% (“Adjusted Term SOFR”) plus a margin of 1.125% to 1.875%, depending on the Company’s Leverage Ratio. The base rate is determined by the greater of: (a) the prime commercial lending rate announced by Bank of Montreal from time to time, (b) the federal funds effective rate, plus ½ of 1.00%, (c) Adjusted Term SOFR for a one-month tenor, plus 1.00%, or (d) 0.00%. The interest rate in effect at June 30, 2025 was 5.54%.
A commitment fee is payable on the average daily unused amount of the 2023 Revolving Credit Facility, which ranges from 0.125% to 0.25%, depending on the Company’s Leverage Ratio. The fee was 0.125% of the unused amount as of June 30, 2025 and December 31, 2024. Fees for letters of credit issued under the 2023 Revolving Credit Facility range from 0.85% to 1.875% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed depending on the Company’s Leverage Ratio.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7 - Debt (Continued)
Obligations under the 2023 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2023 Credit Agreement contains customary covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of June 30, 2025 and December 31, 2024.
Finance Lease Liabilities
The current portion of our finance lease liabilities of $2.3 million and $2.2 million at June 30, 2025 and December 31, 2024, respectively, were included in “Other accrued expenses and liabilities,” and the non-current portion of our finance lease liabilities of $4.1 million and $3.8 million at June 30, 2025 and December 31, 2024, respectively, were included in “Other long-term obligations” in the accompanying Consolidated Balance Sheets.
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
Recurring Fair Value Measurements
The following tables summarize the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	Assets at Fair Value as of June 30, 2025
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$485,988	$—	$—	$485,988
Deferred compensation plan assets (2)	72,351	—	—	72,351
Restricted cash (3)	1,173	—	—	1,173
Total	$559,512	$—	$—	$559,512

	Assets at Fair Value as of December 31, 2024
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$1,339,550	$—	$—	$1,339,550
Deferred compensation plan assets (2)	61,242	—	—	61,242
Restricted cash (3)	845	—	—	845
Total	$1,401,637	$—	$—	$1,401,637
 _________________________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At June 30, 2025 and December 31, 2024, we had $261.0 million and $1,088.0 million, respectively, in money market funds. From time to time, we have cash balances in certain of our domestic bank accounts that exceed federally insured limits.
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
NOTE 9 - Income Taxes
The following table presents our income tax provision and our income tax rate for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Income tax provision	$109,867	$91,563	$193,387	$162,130
Income tax rate	26.7%	27.0%	26.3%	26.7%
The difference between the U.S. statutory tax rate of 21% and our effective income tax rate for both the three and six months ended June 30, 2025 and 2024 was primarily a result of state and local income taxes and other permanent book-to-tax differences.
The increase in our income tax provision for the three and six months ended June 30, 2025, when compared to the three and six months ended June 30, 2024, was due to greater income before income taxes. The decrease in our effective income tax rate for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was primarily attributable to a decrease in the state and local effective tax rate due to changes in the mix of earnings.
As of June 30, 2025 and December 31, 2024, we had no unrecognized income tax benefits.
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. Our income tax returns are subject to audit by various taxing authorities and are currently under examination for the years 2020 through 2023.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including accelerated bonus depreciation. While we currently do not expect this legislation to have a material impact on our annual effective tax rate for 2025, we are evaluating the future impact of the OBBBA on our financial position and/or results of operations.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 - Common Stock
As of June 30, 2025 and December 31, 2024, there were 44,762,776 and 45,810,125 shares of our common stock outstanding, respectively.
During the three months ended June 30, 2025 and 2024, we issued 5,106 and 12,506 shares of common stock, respectively. During the six months ended June 30, 2025 and 2024, we issued 57,381 and 80,579 shares of common stock, respectively. These shares were issued upon the satisfaction of required conditions under our share-based compensation plans.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.25 per share.
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. In February 2025, our Board increased such amount by $500 million. Since the inception of the repurchase program, through June 30, 2025, the Board has authorized us to repurchase up to $3.15 billion of our outstanding common stock. During the six months ended June 30, 2025, we repurchased approximately 1.1 million shares of our common stock for approximately $423.3 million, inclusive of the applicable excise tax. Since the inception of the repurchase program through June 30, 2025, we have repurchased approximately 28.2 million shares of our common stock for approximately $2.81 billion. As of June 30, 2025, there remained authorization for us to repurchase approximately $336.2 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2023 Credit Agreement placing limitations on such repurchases.
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
Components of Net Periodic Pension Income
The components of net periodic pension income of the UK Plan for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Interest cost	$2,552	$2,362	$4,968	$4,738
Expected return on plan assets	(3,268)	(3,213)	(6,362)	(6,445)
Amortization of unrecognized loss	690	648	1,343	1,301
Net periodic pension income	$(26)	$(203)	$(51)	$(406)

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
Surety Bonds
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of June 30, 2025, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $2.7 billion, which represents approximately 23% of our total remaining performance obligations.
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds may be issued as collateral for certain insurance obligations. As of June 30, 2025, we satisfied approximately $61.7 million of the collateral requirements of our insurance programs by utilizing surety bonds.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 12 - Commitments and Contingencies (Continued)
On October 10, 2024, a chemical release occurred at the PEMEX Deer Park Refinery in Deer Park, Texas. As a result of the release, two people were killed and approximately 80 others claim to have suffered bodily injuries. Several lawsuits were filed in Harris County, Texas on behalf of the various claimants. Those lawsuits were thereafter assigned the status of “multi-district litigation” and consolidated in the 281st District Court, Harris County. Repcon, Inc. (“Repcon”) and EMCOR Industrial Services, Inc., indirect subsidiaries of the Company, have been named in several of the lawsuits. Repcon expects to participate in mediations related to this matter. Based on currently available information, we believe insurance will cover much or all of any amounts required to be paid by Repcon or EMCOR Industrial Services, Inc. in connection with these lawsuits.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase. As of June 30, 2025 and December 31, 2024, the estimated current portion of such undiscounted insurance liabilities, included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets, were $68.6 million and $50.8 million, respectively. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” as of June 30, 2025 and December 31, 2024 were $247.4 million and $237.3 million, respectively. The current portion of anticipated insurance recoveries of $12.0 million and $9.2 million as of June 30, 2025 and December 31, 2024, respectively, were included in “Prepaid expenses and other,” and the non-current portion of anticipated insurance recoveries of $42.0 million and $38.7 million as of June 30, 2025 and December 31, 2024, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets.
NOTE 13 - Additional Cash Flow Information
The following table presents additional cash flow information for the six months ended June 30, 2025 and 2024 (in thousands):

	For the six months ended June 30,
	2025	2024
Cash paid for:
Interest	$7,767	$856
Income taxes	$254,949	$191,694
Right-of-use assets obtained in exchange for new operating lease liabilities	$120,907	$65,180
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,665	$2,566

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
The following tables present the revenues and operating income for each of our reportable segments for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30,
	2025	2024
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,340,247	$799,994
United States mechanical construction and facilities services	1,755,258	1,655,181
United States building services	793,259	781,108
United States industrial services	281,072	324,047
Total United States operations	4,169,836	3,560,330
United Kingdom building services	134,564	106,567
Consolidated revenues	$4,304,400	$3,666,897

Total revenues:
United States electrical construction and facilities services	$1,364,158	$802,884
United States mechanical construction and facilities services	1,779,871	1,669,887
United States building services	805,703	792,277
United States industrial services	287,411	326,312
Less intersegment revenues	(67,307)	(31,030)
Total United States operations	4,169,836	3,560,330
United Kingdom building services	134,564	106,567
Consolidated revenues	$4,304,400	$3,666,897

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)

	For the six months ended June 30,
	2025	2024
Revenues from unrelated entities:
United States electrical construction and facilities services	$2,428,091	$1,564,705
United States mechanical construction and facilities services	3,327,860	3,082,846
United States building services	1,535,882	1,562,268
United States industrial services	640,074	678,100
Total United States operations	7,931,907	6,887,919
United Kingdom building services	239,865	211,254
Consolidated revenues	$8,171,772	$7,099,173

Total revenues:
United States electrical construction and facilities services	$2,478,353	$1,569,623
United States mechanical construction and facilities services	3,364,985	3,106,715
United States building services	1,557,587	1,596,150
United States industrial services	651,743	684,487
Less intersegment revenues	(120,761)	(69,056)
Total United States operations	7,931,907	6,887,919
United Kingdom building services	239,865	211,254
Consolidated revenues	$8,171,772	$7,099,173

	For the three months ended June 30,
	2025	2024
Operating income (loss):
United States electrical construction and facilities services	$157,644	$88,577
United States mechanical construction and facilities services	238,737	213,440
United States building services	50,045	46,839
United States industrial services	(419)	12,746
Total United States operations	446,007	361,602
United Kingdom building services	8,425	5,777
Corporate administration	(39,220)	(34,571)
Consolidated operating income	415,212	332,808
Other items:
Net periodic pension income	55	221
Interest (expense) income, net	(3,240)	6,106
Income before income taxes	$412,027	$339,135

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)

	For the six months ended June 30,
	2025	2024
Operating income (loss):
United States electrical construction and facilities services	$293,701	$180,166
United States mechanical construction and facilities services	425,484	364,160
United States building services	86,468	80,298
United States industrial services	6,341	30,712
Total United States operations	811,994	655,336
United Kingdom building services	13,412	11,154
Corporate administration	(91,438)	(73,729)
Consolidated operating income	733,968	592,761
Other items:
Net periodic pension income	109	443
Interest income, net	2,147	13,647
Income before income taxes	$736,224	$606,851

The following tables provide the significant expenses that are regularly provided to and reviewed by our CODM for each of our reportable segments for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30,
	2025	2024
Cost of sales:
United States electrical construction and facilities services	$1,080,188	$653,166
United States mechanical construction and facilities services	1,395,519	1,328,642
United States building services	634,690	633,130
United States industrial services	242,243	274,355
Total United States operations	3,352,640	2,889,293
United Kingdom building services	117,989	93,603
Consolidated cost of sales	$3,470,629	$2,982,896

	For the six months ended June 30,
	2025	2024
Cost of sales:
United States electrical construction and facilities services	$1,956,431	$1,280,035
United States mechanical construction and facilities services	2,661,229	2,508,047
United States building services	1,236,199	1,277,440
United States industrial services	550,338	574,421
Total United States operations	6,404,197	5,639,943
United Kingdom building services	211,086	185,920
Consolidated cost of sales	$6,615,283	$5,825,863

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)

	For the three months ended June 30,
	2025	2024
Selling, general and administrative expenses:
United States electrical construction and facilities services	$102,415	$58,251
United States mechanical construction and facilities services	121,002	113,099
United States building services	108,524	101,139
United States industrial services	39,248	36,946
Total United States operations	371,189	309,435
United Kingdom building services	8,150	7,187
Corporate administration	39,220	34,571
Consolidated selling, general and administrative expenses	$418,559	$351,193

	For the six months ended June 30,
	2025	2024
Selling, general and administrative expenses:
United States electrical construction and facilities services	$177,959	$104,504
United States mechanical construction and facilities services	241,147	210,639
United States building services	213,215	204,530
United States industrial services	83,395	72,967
Total United States operations	715,716	592,640
United Kingdom building services	15,367	14,180
Corporate administration	91,438	73,729
Consolidated selling, general and administrative expenses	$822,521	$680,549
The following tables present other financial information for each of our reportable segments for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30,
	2025	2024
Depreciation and amortization of property, plant, and equipment:
United States electrical construction and facilities services	$2,464	$1,960
United States mechanical construction and facilities services	5,365	3,946
United States building services	4,042	3,881
United States industrial services	3,290	3,068
Total United States operations	15,161	12,855
United Kingdom building services	1,068	1,009
Corporate administration	328	207
Total depreciation and amortization of property, plant, and equipment	$16,557	$14,071

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)

	For the six months ended June 30,
	2025	2024
Depreciation and amortization of property, plant, and equipment:
United States electrical construction and facilities services	$4,769	$3,921
United States mechanical construction and facilities services	10,241	7,424
United States building services	8,083	7,808
United States industrial services	6,469	5,900
Total United States operations	29,562	25,053
United Kingdom building services	2,000	1,902
Corporate administration	577	453
Total depreciation and amortization of property, plant, and equipment	$32,139	$27,408

	For the three months ended June 30,
	2025	2024
Amortization of identifiable intangible assets:
United States electrical construction and facilities services	$12,950	$1,521
United States mechanical construction and facilities services	5,978	7,164
United States building services	5,240	5,652
United States industrial services	5,921	5,824
Total United States operations	30,089	20,161
United Kingdom building services	—	—
Total amortization of identifiable intangible assets	$30,089	$20,161

	For the six months ended June 30,
	2025	2024
Amortization of identifiable intangible assets:
United States electrical construction and facilities services	$22,430	$3,333
United States mechanical construction and facilities services	11,375	10,992
United States building services	10,805	10,628
United States industrial services	11,842	11,459
Total United States operations	56,452	36,412
United Kingdom building services	—	—
Total amortization of identifiable intangible assets	$56,452	$36,412

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)

	For the three months ended June 30,
	2025	2024
Capital expenditures:
United States electrical construction and facilities services	$4,187	$2,036
United States mechanical construction and facilities services	12,367	8,415
United States building services	4,770	4,944
United States industrial services	3,221	1,771
Total United States operations	24,545	17,166
United Kingdom building services	1,928	1,905
Corporate administration	1,570	180
Total capital expenditures	$28,043	$19,251

	For the six months ended June 30,
	2025	2024
Capital expenditures:
United States electrical construction and facilities services	$8,809	$3,104
United States mechanical construction and facilities services	23,346	16,553
United States building services	8,113	9,992
United States industrial services	6,526	5,304
Total United States operations	46,794	34,953
United Kingdom building services	4,384	3,850
Corporate administration	2,996	726
Total capital expenditures	$54,174	$39,529
The following table presents the total assets for each of our reportable segments as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Total assets:
United States electrical construction and facilities services	$2,649,544	$1,314,577
United States mechanical construction and facilities services	2,790,973	2,659,184
United States building services	1,453,210	1,396,236
United States industrial services	580,039	606,861
Total United States operations	7,473,766	5,976,858
United Kingdom building services	333,788	283,897
Corporate administration	592,926	1,455,718
Total assets	$8,400,480	$7,716,473

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
The following table presents selected financial data for the quarters ended June 30, 2025 and 2024 (in thousands, except for percentages and per share data):

	For the three months ended June 30,
	2025	2024
Revenues	$4,304,400	$3,666,897
Revenues increase from prior year	17.4%	20.4%
Gross profit	$833,771	$684,001
Gross profit as a percentage of revenues	19.4%	18.7%
Operating income	$415,212	$332,808
Operating income as a percentage of revenues	9.6%	9.1%
Net income	$302,160	$247,572
Diluted earnings per common share	$6.72	$5.25
Revenues of $4.30 billion for the quarter ended June 30, 2025 set a new quarterly record for the Company and represent an increase of 17.4% from revenues of $3.67 billion for the quarter ended June 30, 2024. Demand for our services continues to be strong across most of the market sectors we serve and, as described in further detail below, we experienced revenue growth within all of our reportable segments, except for our United States industrial services segment. Revenues for the second quarter of 2025 included incremental acquisition contribution of approximately $330.3 million.
Operating income for the quarter ended June 30, 2025 was $415.2 million, establishing a new quarterly record for the Company, and operating margin was 9.6%, a record for the Company with respect to a second quarter. This compares to operating income of $332.8 million, or 9.1% of revenues, for the quarter ended June 30, 2024. The $82.4 million increase in operating income, and corresponding 50 basis point expansion in operating margin, were predominantly a result of improved operating performance within our United States construction segments, as described in further detail below. Operating income for the quarter ended June 30, 2025 included incremental acquisition contribution of $9.2 million, net of amortization expense attributable to identifiable intangible assets of $12.5 million.
Net income of $302.2 million, or $6.72 per diluted share, for the quarter ended June 30, 2025 compares favorably to net income of $247.6 million, or $5.25 per diluted share, for the quarter ended June 30, 2024. While the majority of the increase in our net income and diluted earnings per share was a result of the increased operating income referenced above, diluted earnings per share for the quarter ended June 30, 2025 additionally benefited from a reduced weighted average share count given the impact of common stock repurchases made by us throughout 2024 and the first half of 2025.

Impact of Acquisitions
In order to provide a more meaningful period-over-period discussion of our operating results, we may discuss amounts generated or incurred (revenues, gross profit, selling, general and administrative expenses, and operating income) from companies acquired. These amounts reflect the acquired companies’ operating results in the current reported period only for the time period these entities were not owned by EMCOR in the comparable prior reported period. For further discussion regarding our acquisitions, refer to Note 4 - Acquisitions of Businesses of the notes to consolidated financial statements.
During the first quarter of 2025, we completed the acquisition of Miller Electric Company (“Miller Electric”), a leading electrical contractor predominantly operating across the Southeastern United States, for total consideration of approximately $868.6 million. The results of operations for Miller Electric have been included within our United States electrical construction and facilities services segment. In addition, during the first half of 2025, we acquired three companies for upfront consideration of $38.8 million, inclusive of customary working capital adjustments. Such acquisitions include: (a) a company in the Midwestern region of the United States that provides building automation controls and solutions to commercial, institutional, and industrial customers, (b) a company that adds capabilities to our national fire protection offerings, and (c) a provider of mechanical construction and maintenance services in the Western region of the United States. The results of operations of these three companies have been included within our United States mechanical construction and facilities services segment.
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
Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended June 30,
	2025	% of Total	2024	% of Total
Revenues:
United States electrical construction and facilities services	$1,340,247	31%	$799,994	22%
United States mechanical construction and facilities services	1,755,258	41%	1,655,181	45%
United States building services	793,259	18%	781,108	21%
United States industrial services	281,072	7%	324,047	9%
Total United States operations	4,169,836	97%	3,560,330	97%
United Kingdom building services	134,564	3%	106,567	3%
Consolidated revenues	$4,304,400	100%	$3,666,897	100%

	For the six months ended June 30,
	2025	% of Total	2024	% of Total
Revenues:
United States electrical construction and facilities services	$2,428,091	29%	$1,564,705	22%
United States mechanical construction and facilities services	3,327,860	41%	3,082,846	43%
United States building services	1,535,882	19%	1,562,268	22%
United States industrial services	640,074	8%	678,100	10%
Total United States operations	7,931,907	97%	6,887,919	97%
United Kingdom building services	239,865	3%	211,254	3%
Consolidated revenues	$8,171,772	100%	$7,099,173	100%

As described in more detail below, due to strong demand for our services across most of the market sectors we serve, our consolidated revenues for the three months ended June 30, 2025 increased to $4.30 billion compared to $3.67 billion for the three months ended June 30, 2024, and our consolidated revenues for the six months ended June 30, 2025 increased to $8.17 billion compared to $7.10 billion for the six months ended June 30, 2024. We experienced revenue growth within the majority of our reportable segments, with the most significant increases being generated from our United States construction segments. Revenues for the three and six months ended June 30, 2025 included incremental acquisition contribution of approximately $330.3 million and $581.2 million, respectively.
Revenues of our United States electrical construction and facilities services segment were $1,340.2 million for the three months ended June 30, 2025, a $540.3 million increase compared to revenues of $800.0 million for the three months ended June 30, 2024. Revenues of this segment for the six months ended June 30, 2025 were $2,428.1 million, an $863.4 million increase compared to revenues of $1,564.7 million for the six months ended June 30, 2024. This segment’s results for the three and six months ended June 30, 2025 included $321.3 million and $507.6 million, respectively, of incremental acquisition revenues, almost entirely from Miller Electric. From a market sector perspective, increased revenues were generated from nearly all of the sectors we serve. While the largest increase in revenues was seen within the network and communications market sector, predominantly driven by greater demand for data center construction projects, this segment also experienced notable revenue growth within: (a) the healthcare market sector, as a result of greater project activity across several of the geographies in which we operate, (b) the commercial market sector, inclusive of certain office and tenant fit-out projects, (c) the institutional market sector, given an increase in revenues from public sector projects, and (d) the transportation market sector, due to certain infrastructure projects currently underway. Revenues of this segment for both the three and six months ended June 30, 2025 additionally benefited from greater levels of short-duration projects and service work.
Our United States mechanical construction and facilities services segment revenues for the three months ended June 30, 2025 were $1,755.3 million, a $100.1 million increase compared to revenues of $1,655.2 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, revenues of this segment were $3,327.9 million, a $245.0 million increase compared to revenues of $3,082.8 million for the six months ended June 30, 2024. This segment’s results for the three and six months ended June 30, 2025 included $4.0 million and $51.3 million, respectively, of incremental acquisition revenues. Similar to our United States electrical construction and facilities services segment, this segment experienced the most significant increase in revenues within the network and communications market sector due to greater demand for data center construction projects. In addition to data centers, notable revenue growth was generated from: (a) the manufacturing and industrial market sector, primarily driven by certain food processing projects, and (b) the hospitality and entertainment market sector, given increased project activity, largely in the Western region of the United States. Further contributing to the revenue increase within this segment were greater levels of short-duration projects and service work. These increases were partially offset by revenue declines from: (a) the high-tech manufacturing market sector, as we near completion of certain semiconductor manufacturing construction projects, and (b) the commercial market sector, as a result of: (i) fewer active warehousing and distribution projects for some of our e-commerce customers, and (ii) the completion or substantial completion of several tenant fit-out or office projects.
Revenues of our United States building services segment were $793.3 million and $1,535.9 million for the three and six months ended June 30, 2025, respectively, compared to revenues of $781.1 million and $1,562.3 million for the three and six months ended June 30, 2024. This segment’s revenues for the six months ended June 30, 2025 included incremental acquisition contribution of $2.6 million. For both 2025 periods, this segment’s mechanical services division experienced revenue growth from: (a) HVAC project and retrofit work, as demand for these services remained strong, partially as our customers continue to seek ways to improve the energy efficiency of their facilities, (b) service repair and maintenance volumes, given growth in our service contract base, and (c) building automation and controls projects, as we continue to expand our service offerings in this area. Offsetting the strength of the mechanical services division were revenue declines within this segment’s commercial site-based and government site-based services divisions due to the loss of certain facilities maintenance contracts that were not renewed upon rebid in a prior period.
Revenues of our United States industrial services segment for the three months ended June 30, 2025 were $281.1 million, a decrease of $43.0 million compared to revenues of $324.0 million for the three months ended June 30, 2024. Revenues of this segment for the six months ended June 30, 2025 were $640.1 million, a decrease of $38.0 million compared to revenues of $678.1 million for the six months ended June 30, 2024. This segment’s results for the three and six months ended June 30, 2025 included $5.0 million and $19.7 million, respectively, of incremental acquisition revenues. The reduction in this segment’s revenues for both 2025 periods resulted from: (a) its field services division, given: (i) lower turnaround project demand when compared to the prior year, which benefited from scope growth on certain projects and (ii) the completion of a renewable fuel project, which was active throughout 2024, and (b) its shop services division, largely due to fewer new build heat exchanger sales.

Our United Kingdom building services segment revenues were $134.6 million and $239.9 million for the three and six months ended June 30, 2025, respectively, compared to revenues of $106.6 million and $211.3 million for the three and six months ended June 30, 2024, respectively. The increase in this segment’s revenues for both 2025 periods was due to: (a) greater service revenues, partially as a result of the recent award of a facilities maintenance contract by a new customer, and (b) increased project work, largely within the manufacturing and industrial and network and communications market sectors. Revenues of this segment for the three and six months ended June 30, 2025 were positively impacted by $7.4 million and $6.8 million, respectively, given favorable exchange rate movements for the British pound versus the United States dollar.
Cost of sales and gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales), and gross profit as a percentage of revenues (“gross profit margin”) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Cost of sales	$3,470,629	$2,982,896	$6,615,283	$5,825,863
Gross profit	$833,771	$684,001	$1,556,489	$1,273,310
Gross profit margin	19.4%	18.7%	19.0%	17.9%
Our gross profit for the three months ended June 30, 2025 was $833.8 million, or 19.4% of revenues, compared to gross profit of $684.0 million, or 18.7% of revenues, for the three months ended June 30, 2024. Gross profit for the six months ended June 30, 2025 was $1,556.5 million, or 19.0% of revenues, compared to gross profit of $1,273.3 million, or 17.9% of revenues, for the six months ended June 30, 2024. The year-over-year increases in gross profit and the expansion in gross profit margin were driven by both of our United States construction segments, as well as our United States building services segment, in each case due to an improved revenue mix and excellent project execution. Our gross profit for the three and six months ended June 30, 2025 included incremental acquisition contribution of $43.7 million and $85.4 million, respectively, net of amortization expense attributable to identifiable intangible assets of $7.0 million and $12.4 million, respectively.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses (“SG&A”) and selling, general and administrative expenses as a percentage of revenues (“SG&A margin”) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Selling, general and administrative expenses	$418,559	$351,193	$822,521	$680,549
SG&A margin	9.7%	9.6%	10.1%	9.6%
Our selling, general and administrative expenses for the three months ended June 30, 2025 were $418.6 million, or 9.7% of revenues, compared to selling, general and administrative expenses of $351.2 million, or 9.6% of revenues, for the three months ended June 30, 2024. Selling, general and administrative expenses for the six months ended June 30, 2025 were $822.5 million, or 10.1% of revenues, compared to selling, general and administrative expenses of $680.5 million, or 9.6% of revenues, for the six months ended June 30, 2024. Selling, general and administrative expenses for the three and six months ended June 30, 2025 included $34.4 million and $62.0 million, respectively, of incremental expenses directly related to companies acquired, including amortization expense attributable to identifiable intangible assets of $5.5 million and $10.6 million, respectively. Included in selling, general and administrative expenses for the six months ended June 30, 2025 were $9.4 million of transaction related costs incurred during the first quarter in connection with the acquisition of Miller Electric.
Excluding incremental expenses resulting from acquisitions, our selling, general and administrative expenses for the three and six months ended June 30, 2025 increased by $32.9 million and $80.0 million, respectively, primarily as a result of greater: (a) incentive compensation expense, predominantly within our United States construction segments, given higher projected annual operating results, (b) salaries and related employment expenses, due to additional headcount to support our organic revenue growth as well as annual cost of living adjustments, and (c) computer hardware and software costs due to various information technology and cybersecurity initiatives currently in process.
The 50 basis point increase in our SG&A margin for the six months ended June 30, 2025 was primarily due to: (a) improved gross profit and gross profit margin, which resulted in the above referenced increase in incentive compensation expense across certain of our operating subsidiaries, (b) a decrease in revenues, without a commensurate decrease in selling, general and administrative expenses, within our United States building services and United States industrial services segments, and (c) the impact of the $9.4 million of transaction related costs referenced above.

Operating income (loss)
The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues (“operating margin”) (in thousands, except for percentages):

	For the three months ended June 30,
	2025	% of Segment Revenues	2024	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$157,644	11.8%	$88,577	11.1%
United States mechanical construction and facilities services	238,737	13.6%	213,440	12.9%
United States building services	50,045	6.3%	46,839	6.0%
United States industrial services	(419)	(0.1)%	12,746	3.9%
Total United States operations	446,007	10.7%	361,602	10.2%
United Kingdom building services	8,425	6.3%	5,777	5.4%
Corporate administration	(39,220)	—	(34,571)	—
Consolidated operating income	415,212	9.6%	332,808	9.1%
Other items:
Net periodic pension income	55		221
Interest (expense) income, net	(3,240)		6,106
Income before income taxes	$412,027		$339,135

	For the six months ended June 30,
	2025	% of Segment Revenues	2024	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$293,701	12.1%	$180,166	11.5%
United States mechanical construction and facilities services	425,484	12.8%	364,160	11.8%
United States building services	86,468	5.6%	80,298	5.1%
United States industrial services	6,341	1.0%	30,712	4.5%
Total United States operations	811,994	10.2%	655,336	9.5%
United Kingdom building services	13,412	5.6%	11,154	5.3%
Corporate administration	(91,438)	—	(73,729)	—
Consolidated operating income	733,968	9.0%	592,761	8.3%
Other items:
Net periodic pension income	109		443
Interest income, net	2,147		13,647
Income before income taxes	$736,224		$606,851
Operating income for the three months ended June 30, 2025 was $415.2 million, an increase of $82.4 million compared to operating income of $332.8 million for the three months ended June 30, 2024. Operating margin for the three months ended June 30, 2025 was 9.6% compared to an operating margin of 9.1% for the three months ended June 30, 2024. For the six months ended June 30, 2025, operating income was $734.0 million, an increase of $141.2 million compared to operating income of $592.8 million for the six months ended June 30, 2024. Operating margin for the six months ended June 30, 2025 was 9.0% compared to an operating margin of 8.3% for the six months ended June 30, 2024.
As described in more detail below, these increases in profitability were predominantly a result of improved operating performance within our United States construction segments, due to a more favorable mix of work and better project execution, including enhanced productivity, due in part to investments in virtual design and construction, prefabrication, and automation. Operating income for the three and six months ended June 30, 2025 included incremental acquisition contribution of $9.2 million and $23.5 million, respectively, net of amortization expense attributable to identifiable intangible assets of $12.5 million and $23.0 million, respectively.

Operating income of our United States electrical construction and facilities services segment was $157.6 million, or 11.8% of revenues, for the three months ended June 30, 2025, compared to $88.6 million, or 11.1% of revenues, for the three months ended June 30, 2024. Operating income of this segment for the six months ended June 30, 2025 was $293.7 million, or 12.1% of revenues, compared to $180.2 million, or 11.5% of revenues, for the six months ended June 30, 2024. Operating income and operating margin of this segment for both 2025 periods benefited from greater gross profit and gross profit margin due to an increase in revenues, excellent project execution, and a more favorable mix of work. While the most significant increase in gross profit was generated within the network and communications market sector, this segment additionally experienced increases within the majority of the other market sectors in which we operate, generally in line with the revenue trends described above. Largely driven by Miller Electric, this segment’s operating income for the three and six months ended June 30, 2025 included incremental acquisition contribution of $9.8 million and $21.8 million, respectively, net of amortization expense attributable to identifiable intangible assets of $11.4 million and $19.4 million, respectively.
Our United States mechanical construction and facilities services segment’s operating income for the three months ended June 30, 2025 was $238.7 million, or 13.6% of revenues, compared to operating income of $213.4 million, or 12.9% of revenues, for the three months ended June 30, 2024. Operating income of this segment for the six months ended June 30, 2025 was $425.5 million, or 12.8% of revenues, compared to $364.2 million, or 11.8% of revenues, for the six months ended June 30, 2024. Similar to our United States electrical construction and facilities services segment, this improved performance for both 2025 periods was a result of greater gross profit and gross profit margin due to an increase in revenues, excellent project execution, and a more favorable mix of work. From a market sector perspective, this segment also experienced greater profitability across a number of the sectors in which we operate, with the most significant increase in gross profit coming from network and communications. This segment’s operating income for the six months ended June 30, 2025 included incremental acquisition contribution of $2.3 million, net of amortization expense attributable to identifiable intangible assets of $2.1 million. Partially offsetting this increased profitability was a decrease in gross profit from the commercial market sector, primarily as a result of the reduced revenues previously referenced.
Operating income of our United States building services segment was $50.0 million, or 6.3% of revenues, for the three months ended June 30, 2025 compared to $46.8 million, or 6.0% of revenues, for the three months ended June 30, 2024. Operating income of this segment for the six months ended June 30, 2025 was $86.5 million, or 5.6% of revenues, compared to $80.3 million, or 5.1% of revenues, for the six months ended June 30, 2024. For both 2025 periods, this segment’s mechanical services division continued to produce strong margins across its portfolio of HVAC retrofits, building automation and controls projects, and repair service work orders. Headwinds faced in this segment’s commercial site-based services and government site-based services divisions, given the loss of the previously referenced facilities maintenance contracts, partially offset such profitability during the first six months of 2025. The results of this segment for the six months ended June 30, 2024 included an $11.0 million reserve for a specific customer bankruptcy within its commercial site-based services division, which negatively impacted the segment’s operating margin by 70 basis points in such prior year period.
Our United States industrial services segment reported an operating loss of $0.4 million, or (0.1)% of revenues, for the three months ended June 30, 2025, compared to operating income of $12.7 million, or 3.9% of revenues, for the three months ended June 30, 2024. For the six months ended June 30, 2025, this segment reported operating income of $6.3 million, or 1.0% of revenues, compared to operating income of $30.7 million, or 4.5% of revenues, for the six months ended June 30, 2024. The decreases in profitability of this segment for both 2025 periods were primarily a result of: (a) the reductions in segment revenues discussed above, which also resulted in a greater amount of unabsorbed labor costs, and (b) a less favorable revenue mix when compared to the prior year period, which benefited from turnaround projects of a greater size as well as a large renewable fuel project. In addition, the results of this segment for the six months ended June 30, 2025 were negatively impacted by a $5.0 million increase in the allowance for credit losses, which reduced its operating margin by 80 basis points.
Operating income of our United Kingdom building services segment was $8.4 million, or 6.3% of revenues, for the three months ended June 30, 2025, compared to $5.8 million, or 5.4% of revenues, for the three months ended June 30, 2024. Operating income for the six months ended June 30, 2025 was $13.4 million, or 5.6% of revenues, compared to $11.2 million, or 5.3% of revenues, for the six months ended June 30, 2024. For both 2025 periods, the increase in this segment’s operating income and operating margin was primarily due to the revenue growth it experienced, which resulted in: (a) greater gross profit and (b) a reduction in SG&A margin as our segment management team leveraged its overhead cost structure. Operating income of this segment for the three and six months ended June 30, 2025 were positively impacted by $0.5 million as a result of favorable exchange rate movements for the British pound versus the United States dollar.
Our corporate administration expenses for the three months ended June 30, 2025 were $39.2 million, compared to $34.6 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, our corporate administrative expenses were $91.4 million, compared to $73.7 million for the six months ended June 30, 2024. Corporate expenses for the first six months of 2025 included $9.4 million of transaction related costs incurred in connection with the acquisition of Miller Electric. Excluding these items, the increase in corporate expenses for both 2025 periods was primarily a result of greater computer hardware and software costs, due to various information technology and cybersecurity initiatives currently in process.

Other items
For the three months ended June 30, 2025, net interest expense was $3.2 million, compared to net interest income of $6.1 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, net interest income was $2.1 million, compared to net interest income of $13.6 million for the six months ended June 30, 2024. These year-over-year fluctuations were a result of an increase in interest expense, given the outstanding borrowings under our revolving credit facility during the first half of 2025, coupled with a reduction in interest income due to a lower average daily invested cash balance.
For the three and six months ended June 30, 2025, our income tax provision was $109.9 million and $193.4 million, respectively, compared to an income tax provision of $91.6 million and $162.1 million for the three and six months ended June 30, 2024, respectively. Our effective income tax rate for the three and six months ended June 30, 2025 was 26.7% and 26.3%, respectively, compared to an effective income tax rate for the three and six months ended June 30, 2024 of 27.0% and 26.7%, respectively. Refer to Note 9 - Income Taxes of the notes to consolidated financial statements for further discussion regarding our income tax provision and effective income tax rate.
Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	June 30, 2025	% of Total	December 31, 2024	% of Total	June 30, 2024	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$4,198,244	35%	$3,068,396	31%	$2,632,120	29%
United States mechanical construction and facilities services	5,975,201	50%	5,463,096	54%	4,758,744	53%
United States building services	1,313,603	11%	1,246,642	12%	1,345,089	15%
United States industrial services	221,102	2%	138,599	1%	99,022	1%
Total United States operations	11,708,150	98%	9,916,733	98%	8,834,975	98%
United Kingdom building services	206,238	2%	185,466	2%	164,248	2%
Total operations	$11,914,388	100%	$10,102,199	100%	$8,999,223	100%
Our remaining performance obligations at June 30, 2025 were approximately $11.91 billion compared to approximately $10.10 billion at December 31, 2024 and approximately $9.00 billion at June 30, 2024. When compared to December 31, 2024, remaining performance obligations increased by approximately $1.81 billion. Acquisitions, notably Miller Electric, account for approximately $0.96 billion of such increase, with the remaining growth resulting from new contract awards across all of our reportable segments. From a market sector perspective, we experienced growth within the majority of the sectors we serve, with the most significant increases within: (a) network and communications, largely as a result of several data center construction contracts, (b) institutional, (c) manufacturing and industrial, due to certain: (i) food processing construction projects and (ii) renewable energy projects, (d) commercial, including various warehousing and distribution projects, and (e) hospitality and entertainment.
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
Management monitors financial markets and overall economic conditions for factors that may affect our liquidity and capital resources and adjusts our capital allocation strategy as necessary. Negative macroeconomic trends could have an adverse effect on future liquidity if we experience delays in the payment of outstanding receivables beyond normal payment terms, an increase in credit losses, or significant increases in the price of commodities or the materials and equipment utilized for our project and service work, beyond those experienced in recent years. In addition, during economic downturns, there have typically been fewer small discretionary projects from the private sector and our competitors have aggressively bid larger long-term infrastructure and public sector contracts. Our liquidity is also impacted by: (a) the type and length of construction contracts in place, as performance of long duration contracts typically requires greater amounts of working capital, (b) the level of turnaround activities within our United States industrial services segment, as such projects are billed in arrears pursuant to contractual terms that are standard within the industry, and (c) the billing terms of our maintenance contracts, including those within our United States and United Kingdom building services segments. While we strive to negotiate favorable billing terms, which allow us to invoice in advance of costs incurred on certain of our contracts, there can be no assurance that such terms will be agreed to by our customers.
As of June 30, 2025, we had cash and cash equivalents, excluding restricted cash, of $486.0 million, which are maintained in depository accounts and highly liquid investments with original maturity dates of three months or less. Both our short-term and long-term liquidity requirements are expected to be met through our cash and cash equivalent balances, cash generated from our operations, and, as necessary, the borrowing capacity under our revolving credit facility. Our credit agreement provides for a $1.30 billion revolving credit facility, for which there was $978.5 million of available capacity as of June 30, 2025.
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
Cash Flows
The following table presents a summary of our operating, investing, and financing cash flows (in thousands):

	For the six months ended June 30,
	2025	2024
Net cash provided by operating activities	$302,158	$411,958
Net cash used in investing activities	$(938,825)	$(211,139)
Net cash used in financing activities	$(231,125)	$(181,444)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$14,558	$(927)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(853,234)	$18,448
During the six months ended June 30, 2025, our cash balance, including cash equivalents and restricted cash, decreased by approximately $853.2 million from $1,340.4 million at December 31, 2024 to $487.2 million at June 30, 2025. Changes in our cash position from December 31, 2024 to June 30, 2025 are described in further detail below.
Operating Activities – Operating cash flows generally represent our net income as adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2025 was approximately $302.2 million compared to approximately $412.0 million for the six months ended June 30, 2024. The decrease in our operating cash flow period-over-period was a result of an increase in working capital, primarily on our construction projects, given the progression on a number of contracts for which we were previously billed ahead. As we worked through these upfront payments, we saw the expected decrease in operating cash as our cash outflows exceeded our inflows on these projects. Such decrease was partially offset by an increase in our net income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Investing Activities – Investing cash flows consist primarily of payments for acquisition of businesses, capital expenditures, and proceeds from the sale or disposal of property, plant, and equipment. Net cash used in investing activities for the six months ended June 30, 2025 increased by approximately $727.7 million compared to the six months ended June 30, 2024, predominantly due to the acquisition of Miller Electric.
Financing Activities – Financing cash flows consist primarily of the issuance and repayment of short-term and long-term debt, repurchases of common stock, payments of dividends to stockholders, and the issuance of common stock through certain equity plans. Net cash used in financing activities was $231.1 million for the six months ended June 30, 2025 compared to $181.4 million for the six months ended June 30, 2024. The $49.7 million variance was primarily due to a $283.2 million increase in common stock repurchases made by us, partially offset by $250.0 million in net borrowings made under our revolving credit facility during the first half of 2025. The timing of common stock repurchases is at management’s discretion subject to securities laws and other legal requirements and depends upon several factors, including market and business conditions, current and anticipated future liquidity, share price, and share availability, among others. For additional detail regarding our share repurchase program, refer to Note 10 - Common Stock of the notes to consolidated financial statements.

We currently pay a regular quarterly dividend of $0.25 per share. For the six months ended June 30, 2025 and 2024, cash payments related to dividends were $22.6 million and $20.2 million, respectively. Our credit agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay such quarterly dividends for the foreseeable future.
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash – We are exposed to fluctuations in foreign currency exchange rates, almost entirely with respect to the British pound. Therefore, the $15.5 million variance between the six months ended June 30, 2025 and 2024 was a direct result of exchange rate movements for the British pound versus the United States dollar.
Material Cash Requirements from Contractual and Other Obligations
As of June 30, 2025, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
Outstanding Debt and Interest Payments – As of June 30, 2025, we had $250.0 million in direct borrowings outstanding under our revolving credit facility. Future interest payments will be determined based on prevailing interest rates at that time. Refer to Note 7 - Debt of the notes to consolidated financial statements for further detail of our debt obligations, including our revolving credit facility.
Operating and Finance Leases – In the normal course of business, we lease real estate, vehicles, and equipment under various arrangements which are classified as either operating or finance leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $499.3 million at June 30, 2025, with $112.1 million payable within the next 12 months.
Open Purchase Obligations – As of June 30, 2025, we had $2.82 billion of open purchase obligations, of which payments totaling approximately $2.39 billion are expected to become due within the next 12 months. These obligations represent open purchase orders to suppliers and subcontractors related to our construction and services contracts. These purchase orders are not reflected in the Consolidated Balance Sheets and are not expected to impact future liquidity as amounts should be recovered through customer billings.
Insurance Obligations – As described in further detail in Note 12 - Commitments and Contingencies of the notes to consolidated financial statements, we have loss payment deductibles and/or self-insured retentions for certain insurance matters. As of June 30, 2025, our insurance liabilities, net of estimated recoveries, were $262.1 million. Of this net amount, approximately $56.6 million is estimated to be payable within the next 12 months. Due to many uncertainties inherent in resolving these matters, it is not practical to estimate these payments beyond such period. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase.
Contingent Consideration Liabilities – We have incurred liabilities related to contingent consideration arrangements associated with certain acquisitions, payable in the event discrete performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The aggregate amount of these liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance during such post-acquisition periods, and accretion in present value. As of June 30, 2025, the present value of expected future payments relating to these contingent consideration arrangements was $15.0 million. Of this amount, $13.5 million is estimated as being payable within the next 12 months, with the remainder due pursuant to the terms of our contractual agreements, some of which extend into 2027.
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

Off-Balance Sheet Arrangements and Other Commercial Commitments
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of June 30, 2025, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $2.7 billion, which represents approximately 23% of our total remaining performance obligations.
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
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds or letters of credit may be issued as collateral for certain insurance obligations. As of June 30, 2025, we satisfied approximately $61.7 million and $71.2 million of the collateral requirements of our insurance programs by utilizing surety bonds and letters of credit, respectively. All such letters of credit were issued under our revolving credit facility, therefore reducing the available capacity of such facility.
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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements is based on the application of significant accounting policies, which require management to make estimates and assumptions. Our significant accounting policies are described further in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of our Form 10-K for the year ended December 31, 2024. We base our estimates on historical experience, known or expected trends, third-party valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. There have been no significant changes to our critical accounting policies or methods during the six months ended June 30, 2025.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the six months ended June 30, 2025, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for borrowings under our revolving credit facility, which bear interest at variable rates. Although the Federal Reserve Board began to decrease the federal funds rate in 2024 after increases in 2022 and much of 2023, the pace and extent of additional decreases are uncertain. For further information regarding our credit facility and associated borrowing rates, refer to Note 7 - Debt of the notes to consolidated financial statements. As of June 30, 2025, we had $250.0 million in direct borrowings outstanding under the 2023 Revolving Credit Facility. Based on such amount, if overall interest rates were to increase by 50 basis points, interest expense, net of income taxes, would increase by approximately $0.9 million in the next twelve months. Conversely, if overall interest rates were to decrease by 50 basis points, interest expense, net of income taxes, would decrease by approximately $0.9 million in the next twelve months.
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
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction, building services, and industrial services operations. Trade and sanction policies (including tariffs) may also affect the pricing of such supplies and materials. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of approximately 14,800 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, our fixed price contracts generally do not allow us to adjust our prices and, as a result, increases in material costs could reduce our profitability with respect to projects in progress.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION.
ITEM 1.   LEGAL PROCEEDINGS.
The information required by this Item is incorporated by reference from Note 12 - Commitments and Contingencies of the notes to consolidated financial statements.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2025 to April 30, 2025	573,001	$353.65	573,001	$336,162,101
May 1, 2025 to May 31, 2025	—	—	—	$336,162,101
June 1, 2025 to June 30, 2025	—	—	—	$336,162,101
Total	573,001	$353.65	573,001

(1)In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. In February 2025, our Board increased such amount by $500 million. Since the inception of the repurchase program, through June 30, 2025, the Board has authorized us to repurchase up to $3.15 billion of our outstanding common stock. As of June 30, 2025, there remained authorization for us to repurchase approximately $336.2 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. Refer to Note 10 - Common Stock of the notes to consolidated financial statements for further information regarding our share repurchase program.
(2)Excludes 428 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.
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
ITEM 5.   OTHER INFORMATION.
During the quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any: (a) contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1 or (b) non 10b5-1 trading arrangement, each as defined in Item 408(a) of Regulation S-K.

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
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.
Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 31, 2025

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ JASON R. NALBANDIAN
Jason R. Nalbandian
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)