Form 10-Q
period 2025-09-30
EMCOR Group, Inc.
filed 2025-10-30
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Number of shares of Common Stock outstanding as of the close of business on October 24, 2025: 44,765,864 shares.

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
•adverse effects from the U.S. government shutdown;
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

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	(Unaudited) September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$655,104	$1,339,550
Accounts receivable, less allowance for credit losses of $21,913 and $34,957, respectively	4,104,811	3,577,537
Contract assets	313,910	284,791
Inventories	105,408	95,667
Prepaid expenses and other	117,426	91,644
Assets held for sale	161,164	—
Total current assets	5,457,823	5,389,189
Property, plant, and equipment, net	235,467	207,489
Operating lease right-of-use assets	397,473	316,128
Goodwill	1,359,323	1,018,415
Identifiable intangible assets, net	1,056,913	648,180
Other assets	133,271	137,072
Total assets	$8,640,270	$7,716,473
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,039,829	$937,087
Contract liabilities	2,144,210	2,047,540
Accrued payroll and benefits	885,120	751,434
Other accrued expenses and liabilities	277,681	336,555
Operating lease liabilities, current	95,844	81,247
Liabilities held for sale	136,765	—
Total current liabilities	4,579,449	4,153,863
Operating lease liabilities, long-term	328,776	261,575
Other long-term obligations	395,532	362,341
Total liabilities	5,303,757	4,777,779
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 61,245,536 and 61,186,088 shares issued, respectively	612	612
Capital surplus	100,232	97,475
Accumulated other comprehensive loss	(71,544)	(85,527)
Retained earnings	5,582,370	4,778,061
Treasury stock, at cost 16,480,693 and 15,375,963 shares, respectively	(2,276,272)	(1,852,964)
Total EMCOR Group, Inc. stockholders’ equity	3,335,398	2,937,657
Noncontrolling interests	1,115	1,037
Total equity	3,336,513	2,938,694
Total liabilities and equity	$8,640,270	$7,716,473
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues	$4,301,529	$3,696,924	$12,473,301	$10,796,097
Cost of sales	3,466,216	2,962,198	10,081,499	8,788,061
Gross profit	835,313	734,726	2,391,802	2,008,036
Selling, general and administrative expenses	429,617	371,188	1,252,138	1,051,737
Operating income	405,696	363,538	1,139,664	956,299
Net periodic pension income	56	227	165	670
Interest income, net	1,838	8,312	3,985	21,959
Income before income taxes	407,590	372,077	1,143,814	978,928
Income tax provision	112,217	101,814	305,604	263,944
Net income	$295,373	$270,263	$838,210	$714,984

Basic earnings per common share	$6.59	$5.83	$18.59	$15.27

Diluted earnings per common share	$6.57	$5.80	$18.53	$15.21

Dividends declared per common share	$0.25	$0.25	$0.75	$0.68
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$295,373	$270,263	$838,210	$714,984
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4,043)	8,933	12,489	7,962
Post-retirement plans, amortization of actuarial loss included in net income (1)	511	497	1,494	1,463
Other comprehensive (loss) income	(3,532)	9,430	13,983	9,425
Comprehensive income	$291,841	$279,693	$852,193	$724,409
_________
(1)Net of tax of $0.2 million for each of the three months ended September 30, 2025 and 2024, and net of tax of $0.5 million for each of the nine months ended September 30, 2025 and 2024.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows - operating activities:
Net income	$838,210	$714,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,426	41,799
Amortization of identifiable intangible assets	86,967	56,559
Provision for credit losses	5,402	12,585
Non-cash share-based compensation expense	16,742	16,170
Other reconciling items	2,642	(7,893)
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(221,730)	104,198
Net cash provided by operating activities	777,659	938,402
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(900,496)	(189,208)
Proceeds from sale or disposal of property, plant, and equipment	3,608	2,765
Purchases of property, plant, and equipment	(80,831)	(57,244)
Net cash used in investing activities	(977,719)	(243,687)
Cash flows - financing activities:
Proceeds from revolving credit facility	525,000	—
Repayments of revolving credit facility	(525,000)	—
Repayments of finance lease liabilities	(2,082)	(2,144)
Dividends paid to stockholders	(33,832)	(31,884)
Repurchases of common stock	(432,165)	(405,425)
Taxes paid related to net share settlements of equity awards	(14,054)	(12,095)
Issuances of common stock under employee stock purchase plan	—	943
Payments for contingent consideration arrangements	(12,038)	(4,427)
Distributions to noncontrolling interests	(856)	—
Net cash used in financing activities	(495,027)	(455,032)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	11,009	7,377
(Decrease) increase in cash, cash equivalents, and restricted cash	(684,078)	247,060
Cash, cash equivalents, and restricted cash at beginning of year (1)	1,340,395	789,750
Cash, cash equivalents, and restricted cash at end of period (2)	$656,317	$1,036,810
_________
(1)Includes $0.8 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheet as of December 31, 2024.
(2)Includes $1.2 million of restricted cash classified as "Assets held for sale" in the Consolidated Balance Sheet as of September 30, 2025 and $1.3 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheet as of September 30, 2024.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended September 30, 2024 and 2025
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, June 30, 2024	$2,745,597	$612	$92,434	$(85,709)	$4,238,867	$(1,501,644)	$1,037
Net income	270,263	—	—	—	270,263	—	—
Other comprehensive income	9,430	—	—	9,430	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(329)	—	(329)	—	—	—	—
Common stock dividends	(11,665)	—	35	—	(11,700)	—	—
Repurchases of common stock	(258,976)	—	—	—	—	(258,976)	—
Share-based compensation expense	4,799	—	4,799	—	—	—	—
Balance, September 30, 2024	$2,759,119	$612	$96,939	$(76,279)	$4,497,430	$(1,760,620)	$1,037

Balance, June 30, 2025	$3,053,572	$612	$97,079	$(68,012)	$5,298,205	$(2,276,283)	$1,971
Net income	295,373	—	—	—	295,373	—	—
Other comprehensive loss	(3,532)	—	—	(3,532)	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(513)	—	(513)	—	—	—	—
Common stock dividends	(11,192)	—	16	—	(11,208)	—	—
Repurchases of common stock (2)	11	—	—	—	—	11	—
Distributions to noncontrolling interests	(856)	—	—	—	—	—	(856)
Share-based compensation expense	3,650	—	3,650	—	—	—	—
Balance, September 30, 2025	$3,336,513	$612	$100,232	$(71,544)	$5,582,370	$(2,276,272)	$1,115
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
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the nine months ended September 30, 2024 and 2025
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2023	$2,470,815	$611	$91,813	$(85,704)	$3,814,439	$(1,351,381)	$1,037
Net income	714,984	—	—	—	714,984	—	—
Other comprehensive income	9,425	—	—	9,425	—	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(12,095)	—	(12,095)	—	—	—	—
Common stock issued under employee stock purchase plan	943	—	943	—	—	—	—
Common stock dividends	(31,884)	—	109	—	(31,993)	—	—
Repurchases of common stock	(409,239)	—	—	—	—	(409,239)	—
Share-based compensation expense	16,170	—	16,170	—	—	—	—
Balance, September 30, 2024	$2,759,119	$612	$96,939	$(76,279)	$4,497,430	$(1,760,620)	$1,037

Balance, December 31, 2024	$2,938,694	$612	$97,475	$(85,527)	$4,778,061	$(1,852,964)	$1,037
Net income	838,210	—	—	—	838,210	—	—
Other comprehensive income	13,983	—	—	13,983	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(14,054)	—	(14,054)	—	—	—	—
Common stock dividends	(33,832)	—	69	—	(33,901)	—	—
Repurchases of common stock	(423,308)	—	—	—	—	(423,308)	—
Acquisition of noncontrolling interests	934	—	—	—	—	—	934
Distributions to noncontrolling interests	(856)	—	—	—	—	—	(856)
Share-based compensation expense	16,742	—	16,742	—	—	—	—
Balance, September 30, 2025	$3,336,513	$612	$100,232	$(71,544)	$5,582,370	$(2,276,272)	$1,115
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
The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.
NOTE 2 - New Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) intended to enhance the transparency and decision-usefulness of income tax disclosures. Such guidance requires entities to provide additional information within their income tax rate reconciliation, including further disclosure of federal, state, and foreign income taxes and to provide more details about these reconciling items if a quantitative threshold is met. This guidance additionally requires expanded disclosure of income taxes paid, including amounts paid for federal, state, and foreign taxes. This ASU, which is required to be applied prospectively, is effective for fiscal years beginning after December 15, 2024, although early adoption and retrospective application is permitted. While the adoption of this ASU will not have an impact on our financial position and/or results of operations, we are currently implementing the processes and controls to collect and report on the information required to be disclosed.
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
Based on an evaluation of individual projects that were substantially complete in prior periods but had revisions to total estimated costs or anticipated contract value (inclusive of the settlement of previously outstanding change orders and claims) that resulted in an increase to profitability in excess of $1.0 million, we recognized revenue during the three and nine months ended September 30, 2025 and 2024, as summarized in the following table (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
United States electrical construction and facilities services	$21,049	$7,540	$2,512	$9,457
United States mechanical construction and facilities services	23,165	5,672	12,062	9,351
Total impact	$44,214	$13,212	$14,574	$18,808

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Based on an evaluation of individual projects that had revisions to total estimated costs or anticipated contract value that resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted during the three and nine months ended September 30, 2025 and 2024, as summarized in the following table (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
United States electrical construction and facilities services	$25,234	$—	$37,419	$16,758
United States mechanical construction and facilities services	9,330	10,066	31,697	23,863
Total impact	$34,564	$10,066	$69,116	$40,621
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide construction services relating to electrical and mechanical systems, as well as to provide a number of building services and industrial services to our customers. Our contracts are with many different customers in numerous industries.
The following tables provide further disaggregation of our revenues, by categories we use to evaluate our financial performance within each of our reportable segments, for the three and nine months ended September 30, 2025 and 2024 (in thousands, except for percentages). Refer to Note 14 - Segment Information of the notes to consolidated financial statements for additional information on how we disaggregate our revenues by reportable segment.

	For the three months ended September 30,
	2025	% of Total	2024	% of Total
United States electrical construction and facilities services:
Network and communications market sector	$621,650	48%	$367,555	43%
Commercial market sector	110,377	9%	70,366	8%
Manufacturing and industrial market sector	107,895	8%	109,528	13%
Healthcare market sector	96,319	7%	62,102	7%
High-tech manufacturing market sector	33,232	3%	48,960	6%
Institutional market sector	84,776	7%	51,504	6%
Transportation market sector	70,213	5%	47,720	6%
Water and wastewater market sector	8,869	1%	8,038	1%
Hospitality and entertainment market sector	35,305	3%	16,835	2%
Short-duration projects (1)	92,400	7%	48,225	6%
Service work	25,214	2%	15,231	2%
	1,286,250		846,064
Less intersegment revenues	(981)		(1,034)
Total segment revenues	$1,285,269		$845,030
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the three months ended September 30,
	2025	% of Total	2024	% of Total
United States mechanical construction and facilities services:
Network and communications market sector	$432,138	24%	$221,700	13%
Commercial market sector	222,953	12%	243,629	15%
Manufacturing and industrial market sector	236,399	13%	176,127	11%
Healthcare market sector	145,882	8%	152,851	9%
High-tech manufacturing market sector	225,801	13%	388,084	23%
Institutional market sector	127,085	7%	136,218	8%
Transportation market sector	15,560	1%	13,834	1%
Water and wastewater market sector	83,229	5%	74,478	5%
Hospitality and entertainment market sector	31,781	2%	20,272	1%
Short-duration projects (1)	105,104	6%	71,085	4%
Service work	161,636	9%	165,540	10%
	1,787,568		1,663,818
Less intersegment revenues	(8,289)		(1,607)
Total segment revenues	$1,779,279		$1,662,211
 ________
(1)Represents those projects which generally are completed within three months or less.

	For the three months ended September 30,
	2025	% of Total	2024	% of Total
United States building services:
Mechanical services	$634,246	78%	$599,371	75%
Commercial site-based services	141,652	17%	151,852	19%
Government site-based services	37,981	5%	45,700	6%
Total segment revenues	$813,879		$796,923

	For the three months ended September 30,
	2025	% of Total	2024	% of Total
United States industrial services:
Field services	$245,033	85%	$251,552	88%
Shop services	41,881	15%	34,858	12%
Total segment revenues	$286,914		$286,410

Total United States operations	$4,165,341		$3,590,574

	For the three months ended September 30,
	2025	% of Total	2024	% of Total
United Kingdom building services:
Service work	$71,702	53%	$49,530	47%
Project work	64,486	47%	56,820	53%
Total segment revenues	$136,188		$106,350

Consolidated revenues	$4,301,529		$3,696,924

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the nine months ended September 30,
	2025	% of Total	2024	% of Total
United States electrical construction and facilities services:
Network and communications market sector	$1,807,953	49%	$1,002,116	42%
Commercial market sector	325,471	9%	233,365	10%
Manufacturing and industrial market sector	317,528	9%	313,454	13%
Healthcare market sector	337,735	9%	177,059	7%
High-tech manufacturing market sector	114,356	3%	137,306	6%
Institutional market sector	203,857	5%	128,075	5%
Transportation market sector	198,769	5%	147,701	6%
Water and wastewater market sector	29,155	1%	23,337	1%
Hospitality and entertainment market sector	84,930	2%	55,143	2%
Short-duration projects (1)	232,082	6%	150,508	6%
Service work	66,247	2%	44,789	2%
	3,718,083		2,412,853
Less intersegment revenues	(4,723)		(3,118)
Total segment revenues	$3,713,360		$2,409,735
 ________
(1)Represents those projects which generally are completed within three months or less.

	For the nine months ended September 30,
	2025	% of Total	2024	% of Total
United States mechanical construction and facilities services:
Network and communications market sector	$1,152,175	22%	$527,404	11%
Commercial market sector	619,863	12%	775,767	16%
Manufacturing and industrial market sector	643,922	13%	568,502	12%
Healthcare market sector	439,497	9%	426,275	9%
High-tech manufacturing market sector	789,606	15%	1,075,890	23%
Institutional market sector	324,652	6%	360,602	8%
Transportation market sector	39,729	1%	43,496	1%
Water and wastewater market sector	249,916	5%	224,921	5%
Hospitality and entertainment market sector	97,848	2%	49,902	1%
Short-duration projects (1)	299,833	6%	253,916	5%
Service work	460,780	9%	443,055	9%
	5,117,821		4,749,730
Less intersegment revenues	(10,682)		(4,673)
Total segment revenues	$5,107,139		$4,745,057
________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the nine months ended September 30,
	2025	% of Total	2024	% of Total
United States building services:
Mechanical services	$1,812,248	77%	$1,695,254	72%
Commercial site-based services	418,521	18%	522,353	22%
Government site-based services	118,992	5%	141,584	6%
Total segment revenues	$2,349,761		$2,359,191

	For the nine months ended September 30,
	2025	% of Total	2024	% of Total
United States industrial services:
Field services	$804,630	87%	$837,224	87%
Shop services	122,358	13%	127,286	13%
Total segment revenues	$926,988		$964,510

Total United States operations	$12,097,248		$10,478,493

	For the nine months ended September 30,
	2025	% of Total	2024	% of Total
United Kingdom building services:
Service work	$189,394	50%	$150,534	47%
Project work	186,659	50%	167,070	53%
Total segment revenues	$376,053		$317,604

Consolidated revenues	$12,473,301		$10,796,097
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
At September 30, 2025 and December 31, 2024, our allowance for credit losses was $21.9 million and $35.0 million, respectively. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses.
The change in the allowance for credit losses for the nine months ended September 30, 2025 was as follows (in thousands):

Balance at December 31, 2024	$34,957
Provision for credit losses	5,402
Amounts written off against the allowance, net of recoveries	(18,446)
Balance at September 30, 2025	$21,913

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
The decrease in our allowance for credit losses was due to the write-off of specific receivables which were previously reserved for within our United States building services segment, partially offset by the provision for credit losses recorded during the nine months ended September 30, 2025.
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
Net contract liabilities in the accompanying Consolidated Balance Sheets consisted of the following amounts as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Contract assets, current	$313,910	$284,791
Contract assets, non-current	—	—
Contract liabilities, current	(2,144,210)	(2,047,540)
Contract liabilities, non-current	(674)	(1,526)
Net contract liabilities	$(1,830,974)	$(1,764,275)
Contract assets and contract liabilities increased by approximately $33.8 million and $128.3 million, respectively, as a result of acquisitions made by us in 2025. Excluding the impact of acquisitions, net contract liabilities decreased by approximately $27.9 million during the nine months ended September 30, 2025, as we recognized revenue on a number of construction projects for which we were previously billed ahead. There was no significant impairment of contract assets recognized during the periods presented.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations as of September 30, 2025 (in thousands, except for percentages):

	September 30, 2025	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$4,497,521	35%
United States mechanical construction and facilities services	6,421,665	51%
United States building services	1,280,681	10%
United States industrial services	202,198	2%
Total United States operations	12,402,065	98%
United Kingdom building services	211,828	2%
Total operations	$12,613,893	100%
Our remaining performance obligations at September 30, 2025 were approximately $12.61 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$3,330,996	$1,166,525
United States mechanical construction and facilities services	4,952,601	1,469,064
United States building services	1,169,455	111,226
United States industrial services	202,198	—
Total United States operations	9,655,250	2,746,815
United Kingdom building services	179,979	31,849
Total operations	$9,835,229	$2,778,664
NOTE 4 - Acquisitions and Dispositions of Businesses
Acquisitions are accounted for utilizing the acquisition method of accounting and the prices paid for them are allocated to their respective assets and liabilities based upon the estimated fair value of such assets and liabilities at the dates of their respective acquisition by us.
On February 3, 2025, we completed the acquisition of Miller Electric Company (“Miller Electric”), a leading electrical contractor that operates predominantly across the Southeastern United States. Under the terms of the transaction, we acquired 100% of Miller Electric's capital stock for total cash consideration of approximately $868.6 million. This acquisition complements our existing electrical construction capabilities in high-growth end markets and expands our geographic presence. The results of operations of Miller Electric have been included within our United States electrical construction and facilities services segment. For the period from February 3, 2025 to September 30, 2025, such acquisition contributed revenues of $794.4 million and operating income of $21.2 million, net of amortization expense attributable to identifiable intangible assets of $29.4 million. During the first quarter of 2025, we incurred $9.4 million of transaction related costs in connection with this acquisition. These expenses were included in "Selling, general and administrative expenses" in the accompanying Consolidated Statement of Operations.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets:
Cash and cash equivalents	$18,394
Accounts receivable (1)	222,355
Contract assets	23,120
Inventories	329
Prepaid expenses and other	7,284
Property, plant, and equipment	10,462
Operating lease right-of-use assets	30,345
Goodwill (2)	318,576
Identifiable intangible assets	475,000
Other assets	302
Total assets acquired	$1,106,167
 _________________________
(1)The fair value of accounts receivable acquired was $222.4 million, with the gross contractual amount being $224.4 million. We expect $2.0 million to be uncollectible.
(2)Goodwill is calculated as the excess of the consideration transferred over the fair value of the net assets acquired and represents the projected future economic benefits from this strategic acquisition.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 4 - Acquisitions and Dispositions of Businesses (Continued)

Liabilities:
Accounts payable	$68,147
Contract liabilities	104,595
Accrued payroll and benefits	9,838
Other accrued expenses and liabilities	22,746
Operating lease liabilities, current	2,573
Operating lease liabilities, long-term	27,771
Other long-term obligations	991
Total liabilities assumed	236,661
Noncontrolling interests	934
Net assets acquired	$868,572
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
In addition to Miller Electric, during the first nine months of 2025, we acquired five companies, for upfront consideration of $50.9 million, inclusive of customary working capital adjustments. These acquisitions are comprised of: (a) three companies that have been included in our United States mechanical construction and facilities services segment, including: (i) a company in the Midwestern region of the United States that provides building automation controls and solutions to commercial, institutional, and industrial customers, (ii) a company that adds capabilities to our national fire protection offerings, and (iii) a provider of mechanical construction and maintenance services in the Western region of the United States, and (b) two companies that have been included in our United States building services segment, which enhance our building automation and controls or energy efficiency offerings. In connection with these acquisitions, we acquired working capital of $5.0 million and other net assets of $2.8 million and have preliminarily ascribed $22.4 million to goodwill and $20.7 million to identifiable intangible assets.
We expect that all of the goodwill and identifiable intangible assets acquired in connection with the acquisitions we completed during the first nine months of 2025 will be deductible for tax purposes. The purchase price allocations for the businesses acquired in 2025 are preliminary and subject to change during their respective measurement periods as we finalize asset valuations and certain tax matters, among other items. The finalization of these items may result in changes in the valuation of assets acquired or liabilities assumed.
During calendar year 2024, we acquired seven companies for upfront consideration of $231.1 million, inclusive of customary working capital adjustments. These acquisitions are comprised of: (a) an electrical contractor in the Southeast region of the United States, that has been included in our United States electrical construction and facilities services segment, (b) two companies that have been included within our United States mechanical construction and facilities services segment, including: (i) a leading plumbing services provider in the Southeast region of the United States and (ii) a full service provider of mechanical construction and maintenance services in Central Texas, (c) three companies that have been included in our United States building services segment, including: (i) a provider of building automation and controls solutions in the Northeast region of the United States, (ii) a mechanical services company in the Western region of the United States, and (iii) a mechanical services company in the Eastern region of the United States, and (d) an instrumentation and electrical contractor, that has been included in our United States industrial services segment, which provides electrical, automation, digital integration, and fabrication services to various energy sector and process equipment customers. In connection with these acquisitions, we acquired working capital of $29.0 million and other net assets of $1.1 million and have ascribed $61.9 million to goodwill and $139.1 million to identifiable intangible assets.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 4 - Acquisitions and Dispositions of Businesses (Continued)
On September 22, 2025, we entered into a definitive agreement to sell EMCOR (UK) Limited and EMCOR Group (UK) plc, which collectively represent our United Kingdom building services segment. The transaction is expected to close by the end of 2025, subject to U.K. regulatory approval. In connection with this pending sale, we determined that certain assets and liabilities met the criteria for classification as held for sale. The fair value of these net assets, less the costs to sell, exceed the carrying value and therefore, no loss was recognized during the nine months ended September 30, 2025.
The following table summarizes the major classes of assets and liabilities that have been classified as held for sale in the Consolidated Balance Sheet as of September 30, 2025 (in thousands):

Assets:
Accounts receivable	$85,978
Contract assets	21,988
Prepaid expenses and other	6,966
Property, plant, and equipment	14,330
Operating lease right-of-use assets	3,115
Other assets	28,787
Assets held for sale	$161,164

Liabilities:
Accounts payable	$23,406
Contract liabilities	34,341
Accrued payroll and benefits	12,472
Other accrued expenses and liabilities	50,477
Operating lease liabilities, current	1,103
Operating lease liabilities, long-term	2,445
Other long-term obligations	12,521
Liabilities held for sale	$136,765
NOTE 5 - Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data):

	For the three months ended September 30,
	2025	2024
Numerator:
Net income	$295,373	$270,263
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	44,794,790	46,394,857
Effect of dilutive securities—Share-based awards	173,518	193,903
Shares used to compute diluted earnings per common share	44,968,308	46,588,760

Basic earnings per common share	$6.59	$5.83

Diluted earnings per common share	$6.57	$5.80

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 5 - Earnings Per Share (Continued)

	For the nine months ended September 30,
	2025	2024
Numerator:
Net income	$838,210	$714,984
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	45,078,735	46,829,458
Effect of dilutive securities—Share-based awards	159,875	186,614
Shares used to compute diluted earnings per common share	45,238,610	47,016,072

Basic earnings per common share	$18.59	$15.27

Diluted earnings per common share	$18.53	$15.21
The number of share-based awards excluded from the computation of diluted EPS for the three and nine months ended September 30, 2025 because they would be anti-dilutive were 1,000 and 1,150, respectively. There were no anti-dilutive share-based awards for the three months ended September 30, 2024. The number of share-based awards excluded from the computation of diluted EPS for the nine months ended September 30, 2024 because they would be anti-dilutive were 8,950.
NOTE 6 - Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Raw materials and construction materials	$98,017	$83,935
Work in process	7,391	11,732
Inventories	$105,408	$95,667
NOTE 7 - Debt
Excluding finance lease liabilities of $6.2 million at September 30, 2025 and $6.1 million at December 31, 2024, we had no outstanding debt as of September 30, 2025 and December 31, 2024. The current portion of our finance lease liabilities of $2.4 million and $2.2 million at September 30, 2025 and December 31, 2024, respectively, were included in “Other accrued expenses and liabilities,” and the non-current portion of our finance lease liabilities of $3.9 million and $3.8 million at September 30, 2025 and December 31, 2024, respectively, were included in “Other long-term obligations” in the accompanying Consolidated Balance Sheets.
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
There were no direct borrowings outstanding under the 2023 Revolving Credit Facility as of September 30, 2025 and December 31, 2024. However, outstanding letters of credit reduce the available capacity under this facility and, as of September 30, 2025 and December 31, 2024, we had $71.5 million and $71.2 million of letters of credit outstanding, respectively.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 7 - Debt (Continued)
A commitment fee is payable on the average daily unused amount of the 2023 Revolving Credit Facility, which ranges from 0.125% to 0.25%, depending on the Company’s Leverage Ratio. The fee was 0.125% of the unused amount as of September 30, 2025 and December 31, 2024. Fees for letters of credit issued under the 2023 Revolving Credit Facility range from 0.85% to 1.875% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed depending on the Company’s Leverage Ratio.
Obligations under the 2023 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2023 Credit Agreement contains customary covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of September 30, 2025 and December 31, 2024.
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
Recurring Fair Value Measurements
The following tables summarize the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

	Assets at Fair Value as of September 30, 2025
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$655,104	$—	$—	$655,104
Deferred compensation plan assets (2)	72,993	—	—	72,993
Restricted cash (3)	1,213	—	—	1,213
Total	$729,310	$—	$—	$729,310

	Assets at Fair Value as of December 31, 2024
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$1,339,550	$—	$—	$1,339,550
Deferred compensation plan assets (2)	61,242	—	—	61,242
Restricted cash (3)	845	—	—	845
Total	$1,401,637	$—	$—	$1,401,637
 _________________________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At September 30, 2025 and December 31, 2024, we had $464.6 million and $1,088.0 million, respectively, in money market funds. From time to time, we have cash balances in certain of our domestic bank accounts that exceed federally insured limits.
(2)Deferred compensation plan assets are classified as “Other assets” in the Consolidated Balance Sheets.
(3)Restricted cash is classified as “Assets held for sale” in the Consolidated Balance Sheet as of September 30, 2025 and as “Prepaid expenses and other” in the Consolidated Balance Sheet as of December 31, 2024. Restricted cash represents cash held in account for use on customer contracts.

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
Fair Value of Financial Instruments
We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. Although there were no outstanding borrowings under our 2023 Credit Agreement as of September 30, 2025 and December 31, 2024, the carrying value of any debt associated with this agreement would approximate its fair value due to the variable rate on such debt.
NOTE 9 - Income Taxes
The following table presents our income tax provision and our income tax rate for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Income tax provision	$112,217	$101,814	$305,604	$263,944
Income tax rate	27.5%	27.4%	26.7%	27.0%
The difference between the U.S. statutory tax rate of 21% and our effective income tax rate for both the three and nine months ended September 30, 2025 and 2024 was primarily a result of state and local income taxes and other permanent book-to-tax differences.
The increase in our income tax provision for the three and nine months ended September 30, 2025, when compared to the three and nine months ended September 30, 2024, was primarily due to greater income before income taxes. The 30 basis point decrease in our effective income tax rate for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily attributable to a decrease in the state and local effective tax rate due to changes in the mix of our earnings.
As of September 30, 2025 and December 31, 2024, we had no unrecognized income tax benefits.
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. Our income tax returns are subject to audit by various taxing authorities and are currently under examination for the years 2020 through 2023.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including accelerated bonus depreciation. The enactment of this legislation did not have a material impact on our annual effective tax rate for 2025.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 - Common Stock
As of September 30, 2025 and December 31, 2024, there were 44,764,843 and 45,810,125 shares of our common stock outstanding, respectively.
During the three months ended September 30, 2025 and 2024, we issued 2,067 and 1,190 shares of common stock, respectively. During the nine months ended September 30, 2025 and 2024, we issued 59,448 and 81,769 shares of common stock, respectively. These shares were issued upon the satisfaction of required conditions under our share-based compensation plans.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.25 per share.
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. In February 2025, our Board increased such amount by $500 million. Since the inception of the repurchase program, through September 30, 2025, the Board has authorized us to repurchase up to $3.15 billion of our outstanding common stock. During the nine months ended September 30, 2025, we repurchased approximately 1.1 million shares of our common stock for approximately $423.3 million, inclusive of the applicable excise tax. Since the inception of the repurchase program through September 30, 2025, we have repurchased approximately 28.2 million shares of our common stock for approximately $2.81 billion. As of September 30, 2025, there remained authorization for us to repurchase approximately $336.2 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2023 Credit Agreement placing limitations on such repurchases.
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
Components of Net Periodic Pension Income
The components of net periodic pension income of the UK Plan for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Interest cost	$2,573	$2,435	$7,541	$7,173
Expected return on plan assets	(3,296)	(3,311)	(9,658)	(9,756)
Amortization of unrecognized loss	696	668	2,039	1,969
Net periodic pension income	$(27)	$(208)	$(78)	$(614)

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
Surety Bonds
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of September 30, 2025, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $3.0 billion, which represents approximately 24% of our total remaining performance obligations.
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds may be issued as collateral for certain insurance obligations. As of September 30, 2025, we satisfied approximately $61.7 million of the collateral requirements of our insurance programs by utilizing surety bonds.
We are not aware of any losses in connection with surety bonds that have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.
Hazardous Materials
We are subject to regulations with respect to the handling or disposal of certain materials used in the performance of our services, which are classified as hazardous or toxic by federal, state, and local agencies. Our practice is to avoid participation in projects principally involving the remediation or removal of such materials. However, when remediation is required as part of our contract performance, we believe we comply with all applicable regulations governing the discharge of hazardous materials into the environment or otherwise relating to the protection of the environment.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 12 - Commitments and Contingencies (Continued)
On October 10, 2024, a chemical release occurred at the PEMEX Deer Park Refinery in Deer Park, Texas. As a result of the release, two people were killed and approximately 200 others claim to have suffered bodily injuries. Several lawsuits were filed in Harris County, Texas on behalf of the various claimants. Those lawsuits were thereafter assigned the status of “multi-district litigation” and consolidated in the 281st District Court, Harris County. Repcon, Inc. (“Repcon”) and EMCOR Industrial Services, Inc. (“EIS”), indirect subsidiaries of the Company, have been named in several of the lawsuits, and Repcon has also been subject to contractual indemnification claims. Repcon expects to participate in mediations related to this matter. Based on currently available information, we believe insurance will cover much or all of any amounts required to be paid by Repcon or EIS in connection with these claims.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase. As of September 30, 2025 and December 31, 2024, the estimated current portion of such undiscounted insurance liabilities, included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets, were $75.6 million and $50.8 million, respectively. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” as of September 30, 2025 and December 31, 2024 were $269.4 million and $237.3 million, respectively. The current portion of anticipated insurance recoveries of $13.5 million and $9.2 million as of September 30, 2025 and December 31, 2024, respectively, were included in “Prepaid expenses and other,” and the non-current portion of anticipated insurance recoveries of $47.8 million and $38.7 million as of September 30, 2025 and December 31, 2024, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets.
NOTE 13 - Additional Cash Flow Information
The following table presents additional cash flow information for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the nine months ended September 30,
	2025	2024
Cash paid for:
Interest	$10,434	$2,143
Income taxes	$361,844	$298,109
Right-of-use assets obtained in exchange for new operating lease liabilities	$154,999	$77,353
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,170	$2,843

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
•United States building services;
•United States industrial services; and
•United Kingdom building services.
Our chief operating decision maker (“CODM”) is our Chairman, President, and Chief Executive Officer. Our CODM is responsible for assessing the performance of the Company and each of our reportable segments as well as allocating resources, including personnel and capital resources. The measure of segment profit or loss utilized by our CODM is operating income. Our CODM evaluates segment performance by comparing historical, actual, and forecasted operating income on a regular basis. The accounting policies of our reportable segments are the same as those applied at the consolidated financial statement level.
The following tables present the revenues and operating income for each of our reportable segments for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the three months ended September 30,
	2025	2024
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,285,269	$845,030
United States mechanical construction and facilities services	1,779,279	1,662,211
United States building services	813,879	796,923
United States industrial services	286,914	286,410
Total United States operations	4,165,341	3,590,574
United Kingdom building services	136,188	106,350
Consolidated revenues	$4,301,529	$3,696,924

Total revenues:
United States electrical construction and facilities services	$1,290,797	$850,587
United States mechanical construction and facilities services	1,794,666	1,676,341
United States building services	827,715	806,448
United States industrial services	288,334	286,611
Less intersegment revenues	(36,171)	(29,413)
Total United States operations	4,165,341	3,590,574
United Kingdom building services	136,188	106,350
Consolidated revenues	$4,301,529	$3,696,924

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)

	For the nine months ended September 30,
	2025	2024
Revenues from unrelated entities:
United States electrical construction and facilities services	$3,713,360	$2,409,735
United States mechanical construction and facilities services	5,107,139	4,745,057
United States building services	2,349,761	2,359,191
United States industrial services	926,988	964,510
Total United States operations	12,097,248	10,478,493
United Kingdom building services	376,053	317,604
Consolidated revenues	$12,473,301	$10,796,097

Total revenues:
United States electrical construction and facilities services	$3,769,150	$2,420,210
United States mechanical construction and facilities services	5,159,651	4,783,056
United States building services	2,385,302	2,402,598
United States industrial services	940,077	971,098
Less intersegment revenues	(156,932)	(98,469)
Total United States operations	12,097,248	10,478,493
United Kingdom building services	376,053	317,604
Consolidated revenues	$12,473,301	$10,796,097

	For the three months ended September 30,
	2025	2024
Operating income (loss):
United States electrical construction and facilities services	$145,200	$119,118
United States mechanical construction and facilities services	229,296	214,831
United States building services	59,390	55,562
United States industrial services	6,292	3,292
Total United States operations	440,178	392,803
United Kingdom building services	7,563	5,497
Corporate administration	(42,045)	(34,762)
Consolidated operating income	405,696	363,538
Other items:
Net periodic pension income	56	227
Interest income, net	1,838	8,312
Income before income taxes	$407,590	$372,077

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)

	For the nine months ended September 30,
	2025	2024
Operating income (loss):
United States electrical construction and facilities services	$438,901	$299,284
United States mechanical construction and facilities services	654,780	578,991
United States building services	145,858	135,860
United States industrial services	12,633	34,004
Total United States operations	1,252,172	1,048,139
United Kingdom building services	20,975	16,651
Corporate administration	(133,483)	(108,491)
Consolidated operating income	1,139,664	956,299
Other items:
Net periodic pension income	165	670
Interest income, net	3,985	21,959
Income before income taxes	$1,143,814	$978,928

The following tables provide the significant expenses that are regularly provided to and reviewed by our CODM for each of our reportable segments for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the three months ended September 30,
	2025	2024
Cost of sales:
United States electrical construction and facilities services	$1,032,602	$663,053
United States mechanical construction and facilities services	1,418,153	1,324,978
United States building services	645,903	632,824
United States industrial services	248,704	246,786
Total United States operations	3,345,362	2,867,641
United Kingdom building services	120,854	94,557
Consolidated cost of sales	$3,466,216	$2,962,198

	For the nine months ended September 30,
	2025	2024
Cost of sales:
United States electrical construction and facilities services	$2,989,033	$1,943,088
United States mechanical construction and facilities services	4,079,382	3,833,025
United States building services	1,882,102	1,910,264
United States industrial services	799,042	821,207
Total United States operations	9,749,559	8,507,584
United Kingdom building services	331,940	280,477
Consolidated cost of sales	$10,081,499	$8,788,061

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)

	For the three months ended September 30,
	2025	2024
Selling, general and administrative expenses:
United States electrical construction and facilities services	$107,467	$62,859
United States mechanical construction and facilities services	131,830	122,402
United States building services	108,586	108,537
United States industrial services	31,918	36,332
Total United States operations	379,801	330,130
United Kingdom building services	7,771	6,296
Corporate administration	42,045	34,762
Consolidated selling, general and administrative expenses	$429,617	$371,188

	For the nine months ended September 30,
	2025	2024
Selling, general and administrative expenses:
United States electrical construction and facilities services	$285,426	$167,363
United States mechanical construction and facilities services	372,977	333,041
United States building services	321,801	313,067
United States industrial services	115,313	109,299
Total United States operations	1,095,517	922,770
United Kingdom building services	23,138	20,476
Corporate administration	133,483	108,491
Consolidated selling, general and administrative expenses	$1,252,138	$1,051,737
The following tables present other financial information for each of our reportable segments for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the three months ended September 30,
	2025	2024
Depreciation and amortization of property, plant, and equipment:
United States electrical construction and facilities services	$2,564	$1,954
United States mechanical construction and facilities services	5,796	4,192
United States building services	4,095	3,967
United States industrial services	3,344	3,147
Total United States operations	15,799	13,260
United Kingdom building services	1,118	909
Corporate administration	370	222
Total depreciation and amortization of property, plant, and equipment	$17,287	$14,391

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)

	For the nine months ended September 30,
	2025	2024
Depreciation and amortization of property, plant, and equipment:
United States electrical construction and facilities services	$7,333	$5,875
United States mechanical construction and facilities services	16,037	11,616
United States building services	12,178	11,775
United States industrial services	9,813	9,047
Total United States operations	45,361	38,313
United Kingdom building services	3,118	2,811
Corporate administration	947	675
Total depreciation and amortization of property, plant, and equipment	$49,426	$41,799

	For the three months ended September 30,
	2025	2024
Amortization of identifiable intangible assets:
United States electrical construction and facilities services	$12,951	$1,521
United States mechanical construction and facilities services	6,321	7,164
United States building services	5,323	5,539
United States industrial services	5,920	5,923
Total United States operations	30,515	20,147
United Kingdom building services	—	—
Total amortization of identifiable intangible assets	$30,515	$20,147

	For the nine months ended September 30,
	2025	2024
Amortization of identifiable intangible assets:
United States electrical construction and facilities services	$35,381	$4,854
United States mechanical construction and facilities services	17,696	18,156
United States building services	16,128	16,167
United States industrial services	17,762	17,382
Total United States operations	86,967	56,559
United Kingdom building services	—	—
Total amortization of identifiable intangible assets	$86,967	$56,559

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 14 - Segment Information (Continued)

	For the three months ended September 30,
	2025	2024
Capital expenditures:
United States electrical construction and facilities services	$6,102	$4,495
United States mechanical construction and facilities services	10,839	6,750
United States building services	3,373	3,579
United States industrial services	3,666	1,858
Total United States operations	23,980	16,682
United Kingdom building services	1,140	754
Corporate administration	1,537	279
Total capital expenditures	$26,657	$17,715

	For the nine months ended September 30,
	2025	2024
Capital expenditures:
United States electrical construction and facilities services	$14,911	$7,599
United States mechanical construction and facilities services	34,185	23,303
United States building services	11,486	13,571
United States industrial services	10,192	7,162
Total United States operations	70,774	51,635
United Kingdom building services	5,524	4,604
Corporate administration	4,533	1,005
Total capital expenditures	$80,831	$57,244
The following table presents the total assets for each of our reportable segments as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Total assets:
United States electrical construction and facilities services	$2,604,550	$1,314,577
United States mechanical construction and facilities services	2,879,369	2,659,184
United States building services	1,474,531	1,396,236
United States industrial services	575,769	606,861
Total United States operations	7,534,219	5,976,858
United Kingdom building services	332,719	283,897
Corporate administration	773,332	1,455,718
Total assets	$8,640,270	$7,716,473

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
•United States building services;
•United States industrial services; and
•United Kingdom building services.
We refer to our United States electrical construction and facilities services segment and our United States mechanical construction and facilities services segment together as our United States construction segments. On September 22, 2025, we entered into a definitive agreement to sell EMCOR (UK) Limited and EMCOR Group (UK) plc, which collectively represent our United Kingdom building services segment. The transaction is expected to close by the end of 2025, subject to U.K. regulatory approval.
For a more complete description of our operations, refer to Item 1. Business of our Form 10-K for the year ended December 31, 2024.
Overview
The following table presents selected financial data for the quarters ended September 30, 2025 and 2024 (in thousands, except for percentages and per share data):

	For the three months ended September 30,
	2025	2024
Revenues	$4,301,529	$3,696,924
Revenues increase from prior year	16.4%	15.3%
Gross profit	$835,313	$734,726
Gross profit as a percentage of revenues	19.4%	19.9%
Operating income	$405,696	$363,538
Operating income as a percentage of revenues	9.4%	9.8%
Net income	$295,373	$270,263
Diluted earnings per common share	$6.57	$5.80
Revenues of $4.30 billion for the quarter ended September 30, 2025 set a record for the Company with respect to a third quarter and represent an increase of 16.4% from revenues of $3.70 billion for the quarter ended September 30, 2024. Demand for our services continues to be strong across most of the market sectors we serve and, as described in further detail below, we experienced revenue growth within all of our reportable segments. Our results for the third quarter of 2025 included incremental acquisition revenues of approximately $306.6 million.
For the quarter ended September 30, 2025, operating income was $405.7 million, establishing a third quarter record for the Company, and operating margin was 9.4%. This compares to operating income of $363.5 million and an operating margin of 9.8% for the quarter ended September 30, 2024. As described in further detail below, the $42.2 million increase in operating income was predominantly driven by greater contribution from our United States construction segments while the 40 basis point reduction in operating margin was attributable to a decrease in the operating margin of our United States electrical construction and facilities services segment.
Net income of $295.4 million, or $6.57 per diluted share, for the quarter ended September 30, 2025 compares favorably to net income of $270.3 million, or $5.80 per diluted share, for the quarter ended September 30, 2024. While the majority of the increase in our net income and diluted earnings per share was a result of the increased operating income referenced above, diluted earnings per share for the quarter ended September 30, 2025 additionally benefited from a reduced weighted average share count given the impact of common stock repurchases made by us throughout 2024 and the first nine months of 2025.

Impact of Acquisitions
In order to provide a more meaningful period-over-period discussion of our operating results, we may discuss amounts generated or incurred (revenues, gross profit, selling, general and administrative expenses, and operating income) from companies acquired. These amounts reflect the acquired companies’ operating results in the current reported period only for the time period these entities were not owned by EMCOR in the comparable prior reported period. For further discussion regarding our acquisitions, refer to Note 4 - Acquisitions and Dispositions of Businesses of the notes to consolidated financial statements.
During the first quarter of 2025, we completed the acquisition of Miller Electric Company (“Miller Electric”), a leading electrical contractor predominantly operating across the Southeastern United States, for total consideration of approximately $868.6 million. The results of operations for Miller Electric have been included within our United States electrical construction and facilities services segment. In addition, during the first nine months of 2025, we acquired five companies for upfront consideration of $50.9 million, inclusive of customary working capital adjustments. These acquisitions are comprised of: (a) three companies that have been included in our United States mechanical construction and facilities services segment, including: (i) a company in the Midwestern region of the United States that provides building automation controls and solutions to commercial, institutional, and industrial customers, (ii) a company that adds capabilities to our national fire protection offerings, and (iii) a provider of mechanical construction and maintenance services in the Western region of the United States, and (b) two companies that have been included in our United States building services segment, which enhance our building automation and controls or energy efficiency offerings.
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
Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended September 30,
	2025	% of Total	2024	% of Total
Revenues:
United States electrical construction and facilities services	$1,285,269	30%	$845,030	23%
United States mechanical construction and facilities services	1,779,279	41%	1,662,211	45%
United States building services	813,879	19%	796,923	21%
United States industrial services	286,914	7%	286,410	8%
Total United States operations	4,165,341	97%	3,590,574	97%
United Kingdom building services	136,188	3%	106,350	3%
Consolidated revenues	$4,301,529	100%	$3,696,924	100%

	For the nine months ended September 30,
	2025	% of Total	2024	% of Total
Revenues:
United States electrical construction and facilities services	$3,713,360	30%	$2,409,735	22%
United States mechanical construction and facilities services	5,107,139	41%	4,745,057	44%
United States building services	2,349,761	19%	2,359,191	22%
United States industrial services	926,988	7%	964,510	9%
Total United States operations	12,097,248	97%	10,478,493	97%
United Kingdom building services	376,053	3%	317,604	3%
Consolidated revenues	$12,473,301	100%	$10,796,097	100%

As described in more detail below, due to strong demand for our services across most of the market sectors we serve, our consolidated revenues for the three months ended September 30, 2025 increased to $4.30 billion compared to $3.70 billion for the three months ended September 30, 2024, and our consolidated revenues for the nine months ended September 30, 2025 increased to $12.47 billion compared to $10.80 billion for the nine months ended September 30, 2024. For both 2025 periods, the growth in our revenues was driven by our United States construction segments. Revenues for the three and nine months ended September 30, 2025 included incremental acquisition contribution of approximately $306.6 million and $887.8 million, respectively.
Revenues of our United States electrical construction and facilities services segment were $1,285.3 million for the three months ended September 30, 2025, a $440.2 million increase compared to revenues of $845.0 million for the three months ended September 30, 2024. Revenues of this segment for the nine months ended September 30, 2025 were $3,713.4 million, a $1,303.6 million increase compared to revenues of $2,409.7 million for the nine months ended September 30, 2024. This segment’s results for the three and nine months ended September 30, 2025 included $299.2 million and $806.8 million, respectively, of incremental acquisition revenues, almost entirely from Miller Electric. From a market sector perspective, increased revenues were generated from nearly all of the sectors we serve. While the largest increase in revenues was seen within the network and communications market sector, predominantly driven by greater demand for data center construction projects, this segment also experienced notable revenue growth within: (a) the healthcare market sector, as a result of greater project activity across several of the geographies in which we operate, (b) the commercial market sector, inclusive of certain office and tenant fit-out projects, (c) the institutional market sector, given an increase in revenues from public sector projects, and (d) the transportation market sector, due to certain infrastructure projects currently underway. Revenues of this segment for both the three and nine months ended September 30, 2025 additionally benefited from greater levels of short-duration projects and service work.
Our United States mechanical construction and facilities services segment’s revenues for the three months ended September 30, 2025 were $1,779.3 million, a $117.1 million increase compared to revenues of $1,662.2 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, revenues of this segment were $5,107.1 million, a $362.1 million increase compared to revenues of $4,745.1 million for the nine months ended September 30, 2024. This segment’s results for the three and nine months ended September 30, 2025 included $7.4 million and $58.7 million, respectively, of incremental acquisition revenues. Similar to our United States electrical construction and facilities services segment, this segment experienced the most significant increase in revenues within the network and communications market sector due to greater demand for data center construction projects. In addition to data centers, notable revenue growth was generated from: (a) the manufacturing and industrial market sector, primarily driven by certain food processing projects, (b) the hospitality and entertainment market sector, given increased project activity, and (c) the water and wastewater market sector as a result of greater opportunities in the Southeast region of the United States. Further contributing to the revenue increase within this segment were greater levels of short-duration projects. These increases were partially offset by revenue declines from: (a) the high-tech manufacturing market sector, largely as we completed certain semiconductor manufacturing construction projects, and (b) the commercial market sector, as a result of: (i) the completion or substantial completion of several tenant fit-out or office projects, and (ii) fewer active warehousing and distribution projects for some of our e-commerce customers during the nine months ended September 30, 2025.
Revenues of our United States building services segment were $813.9 million and $2,349.8 million for the three and nine months ended September 30, 2025, respectively, compared to revenues of $796.9 million and $2,359.2 million for the three and nine months ended September 30, 2024. This segment’s revenues for the nine months ended September 30, 2025 included incremental acquisition contribution of $2.6 million. For both 2025 periods, this segment’s mechanical services division experienced revenue growth from: (a) HVAC project and retrofit work, as demand for these services remained strong, partially as our customers continue to seek ways to improve the energy efficiency of their facilities, (b) service repair and maintenance volumes, given growth in our service contract base, and (c) building automation and controls projects, as we continue to expand our service offerings in this area. Offsetting the strength of the mechanical services division were revenue declines within this segment’s commercial site-based and government site-based services divisions due to the loss of certain facilities maintenance contracts that were not renewed upon rebid in a prior period.
Revenues of our United States industrial services segment for the three months ended September 30, 2025 were $286.9 million, a slight increase compared to revenues of $286.4 million for the three months ended September 30, 2024. Revenues of this segment for the nine months ended September 30, 2025 were $927.0 million, a decrease of $37.5 million compared to revenues of $964.5 million for the nine months ended September 30, 2024. This segment’s results for the nine months ended September 30, 2025 included $19.7 million of incremental acquisition revenues. The reduction in this segment’s revenues for the nine months ended September 30, 2025 primarily resulted from its field services division, given: (a) lower turnaround project demand when compared to the prior year, which benefited from scope growth on certain projects, (b) the deferral or delay of planned turnaround projects, and (c) the completion of a renewable fuel project, which was active throughout 2024.

Our United Kingdom building services segment revenues were $136.2 million and $376.1 million for the three and nine months ended September 30, 2025, respectively, compared to revenues of $106.4 million and $317.6 million for the three and nine months ended September 30, 2024, respectively. The increase in this segment’s revenues for both 2025 periods was due to: (a) greater service revenues, as a result of: (i) the recent award of certain facilities maintenance contracts by new customers and (ii) scope expansion with existing customers, and (b) increased project work, largely within the manufacturing and industrial and network and communications market sectors. Revenues of this segment for the three and nine months ended September 30, 2025 were positively impacted by $4.8 million and $11.6 million, respectively, given favorable exchange rate movements for the British pound versus the United States dollar.
Cost of sales and gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales), and gross profit as a percentage of revenues (“gross profit margin”) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Cost of sales	$3,466,216	$2,962,198	$10,081,499	$8,788,061
Gross profit	$835,313	$734,726	$2,391,802	$2,008,036
Gross profit margin	19.4%	19.9%	19.2%	18.6%
Consolidated gross profit for the three months ended September 30, 2025 was $835.3 million, or 19.4% of revenues, compared to consolidated gross profit of $734.7 million, or 19.9% of revenues, for the three months ended September 30, 2024. Gross profit for the three months ended September 30, 2025 included incremental acquisition contribution of $37.8 million, net of amortization expense attributable to identifiable intangible assets of $7.1 million. Excluding the impact of acquisitions, gross profit for the three months ended September 30, 2025 increased as a result of greater contribution from both of our United States construction segments, given the revenue growth referenced above. Despite overall excellent project execution during the quarter, our consolidated gross profit margin contracted by 50 basis points period-over-period largely as a result of a decrease in the gross profit margin of our United States electrical construction and facilities services segment due to: (a) lower profitability on certain projects in new geographies where we encountered reduced labor productivity or availability while investing in the development of a workforce and (b) the impact of the incremental intangible asset amortization expense resulting from the acquisition of Miller Electric.
Consolidated gross profit for the nine months ended September 30, 2025 was $2,391.8 million, or 19.2% of revenues, compared to consolidated gross profit of $2,008.0 million, or 18.6% of revenues, for the nine months ended September 30, 2024. Gross profit for the nine months ended September 30, 2025 included incremental acquisition contribution of $123.3 million, net of amortization expense attributable to identifiable intangible assets of $19.5 million. Excluding the impact of acquisitions, the year-over-year increases in gross profit and gross profit margin were driven by both of our United States construction segments, as well as our United States building services segment, in each case due to improved revenue mix and excellent project execution.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses (“SG&A”) and selling, general and administrative expenses as a percentage of revenues (“SG&A margin”) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Selling, general and administrative expenses	$429,617	$371,188	$1,252,138	$1,051,737
SG&A margin	10.0%	10.0%	10.0%	9.7%
Our selling, general and administrative expenses for the three months ended September 30, 2025 were $429.6 million, or 10.0% of revenues, compared to selling, general and administrative expenses of $371.2 million, or 10.0% of revenues, for the three months ended September 30, 2024. Selling, general and administrative expenses for the nine months ended September 30, 2025 were $1,252.1 million, or 10.0% of revenues, compared to selling, general and administrative expenses of $1,051.7 million, or 9.7% of revenues, for the nine months ended September 30, 2024. Selling, general and administrative expenses for the three and nine months ended September 30, 2025 included $37.9 million and $99.9 million, respectively, of incremental expenses directly related to companies acquired, including amortization expense attributable to identifiable intangible assets of $5.7 million and $16.3 million, respectively. Included in selling, general and administrative expenses for the nine months ended September 30, 2025 were $9.4 million of transaction related costs incurred during the first quarter in connection with the acquisition of Miller Electric.

Excluding incremental expenses resulting from acquisitions, our selling, general and administrative expenses for the three and nine months ended September 30, 2025 increased by $20.5 million and $100.5 million, respectively, primarily as a result of greater: (a) salaries and related employment expenses, due to additional headcount to support our organic revenue growth as well as annual cost of living adjustments, (b) incentive compensation expense, predominantly within our United States construction segments, given higher projected annual operating results, and (c) computer hardware and software costs due to various information technology and cybersecurity initiatives currently in process.
The 30 basis point increase in our SG&A margin for the nine months ended September 30, 2025 was primarily due to: (a) improved gross profit and gross profit margin, which resulted in the above referenced increase in incentive compensation expense across certain of our operating subsidiaries, (b) a decrease in revenues, without a commensurate decrease in selling, general and administrative expenses, within our United States building services and United States industrial services segments, and (c) the impact of the $9.4 million of transaction related costs referenced above.
Operating income (loss)
The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues (“operating margin”) (in thousands, except for percentages):

	For the three months ended September 30,
	2025	% of Segment Revenues	2024	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$145,200	11.3%	$119,118	14.1%
United States mechanical construction and facilities services	229,296	12.9%	214,831	12.9%
United States building services	59,390	7.3%	55,562	7.0%
United States industrial services	6,292	2.2%	3,292	1.1%
Total United States operations	440,178	10.6%	392,803	10.9%
United Kingdom building services	7,563	5.6%	5,497	5.2%
Corporate administration	(42,045)	—	(34,762)	—
Consolidated operating income	405,696	9.4%	363,538	9.8%
Other items:
Net periodic pension income	56		227
Interest income, net	1,838		8,312
Income before income taxes	$407,590		$372,077

	For the nine months ended September 30,
	2025	% of Segment Revenues	2024	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$438,901	11.8%	$299,284	12.4%
United States mechanical construction and facilities services	654,780	12.8%	578,991	12.2%
United States building services	145,858	6.2%	135,860	5.8%
United States industrial services	12,633	1.4%	34,004	3.5%
Total United States operations	1,252,172	10.4%	1,048,139	10.0%
United Kingdom building services	20,975	5.6%	16,651	5.2%
Corporate administration	(133,483)	—	(108,491)	—
Consolidated operating income	1,139,664	9.1%	956,299	8.9%
Other items:
Net periodic pension income	165		670
Interest income, net	3,985		21,959
Income before income taxes	$1,143,814		$978,928

Operating income for the three months ended September 30, 2025 was $405.7 million, an increase of $42.2 million compared to operating income of $363.5 million for the three months ended September 30, 2024. Operating margin for the three months ended September 30, 2025 was 9.4% compared to an operating margin of 9.8% for the three months ended September 30, 2024. As described in further detail below, the quarterly increase in operating income was predominantly driven by greater contribution from our United States construction segments, due to the revenue growth they experienced, while the 40 basis point reduction in operating margin was attributable to a decrease in the operating margin of our United States electrical construction and facilities services segment. For the nine months ended September 30, 2025, operating income was $1,139.7 million, an increase of $183.4 million compared to operating income of $956.3 million for the nine months ended September 30, 2024. Operating margin for the nine months ended September 30, 2025 was 9.1% compared to an operating margin of 8.9% for the nine months ended September 30, 2024. Operating income for the nine months ended September 30, 2025 included incremental acquisition contribution of $23.3 million, net of amortization expense attributable to identifiable intangible assets of $35.8 million. Excluding the impact of acquisitions, and as described in more detail below, the year-over-year increase in profitability was predominantly a result of improved operating performance within our United States construction segments, due to a more favorable mix of work and better project execution, including enhanced productivity, due in part to investments in virtual design and construction, prefabrication, and automation.
Operating income of our United States electrical construction and facilities services segment was $145.2 million, or 11.3% of revenues, for the three months ended September 30, 2025, compared to $119.1 million, or 14.1% of revenues, for the three months ended September 30, 2024. Operating income of this segment for the nine months ended September 30, 2025 was $438.9 million, or 11.8% of revenues, compared to $299.3 million, or 12.4% of revenues, for the nine months ended September 30, 2024. Largely driven by Miller Electric, this segment’s operating income for the nine months ended September 30, 2025 included incremental acquisition contribution of $21.6 million, net of amortization expense attributable to identifiable intangible assets of $30.8 million. The increase in operating income of this segment for both 2025 periods resulted from greater gross profit given the growth in revenues it experienced. While the most significant increase in gross profit was generated within the network and communications market sector, this segment additionally experienced increases within the majority of the other market sectors in which we operate, generally in line with the revenue trends described above. With respect to the period-over-period decreases in operating margin, this segment’s results were impacted by: (a) lower profitability on certain projects in new geographies where we encountered reduced labor productivity or availability while investing in the development of a workforce and (b) the incremental intangible asset amortization expense resulting from the acquisition of Miller Electric, which negatively impacted operating margin by approximately 90 basis points and approximately 80 basis points, respectively, for the three and nine months ended September 30, 2025.
Our United States mechanical construction and facilities services segment’s operating income for the three months ended September 30, 2025 was $229.3 million, or 12.9% of revenues, compared to operating income of $214.8 million, or 12.9% of revenues, for the three months ended September 30, 2024. Operating income of this segment for the nine months ended September 30, 2025 was $654.8 million, or 12.8% of revenues, compared to $579.0 million, or 12.2% of revenues, for the nine months ended September 30, 2024. In addition to the impact of greater revenues, the operating results of this segment for both 2025 periods benefited from excellent project execution and a more favorable mix of work. From a market sector perspective, this segment experienced greater profitability across a number of the sectors in which we operate, with the most significant increase in gross profit coming from network and communications. This segment’s operating income for the nine months ended September 30, 2025 included incremental acquisition contribution of $2.8 million, net of amortization expense attributable to identifiable intangible assets of $3.1 million. Partially offsetting this increased profitability was a decrease in gross profit from the commercial market sector, primarily as a result of reduced revenues within such sector.
Operating income of our United States building services segment was $59.4 million, or 7.3% of revenues, for the three months ended September 30, 2025 compared to $55.6 million, or 7.0% of revenues, for the three months ended September 30, 2024. Operating income of this segment for the nine months ended September 30, 2025 was $145.9 million, or 6.2% of revenues, compared to $135.9 million, or 5.8% of revenues, for the nine months ended September 30, 2024. For both 2025 periods, this segment’s mechanical services division continued to produce strong margins across its portfolio of HVAC retrofits, building automation and controls projects, and repair service work orders. Headwinds faced in this segment’s commercial site-based services and government site-based services divisions, given the loss of the previously referenced facilities maintenance contracts, partially offset such profitability during the first nine months of 2025. The results of this segment for the nine months ended September 30, 2024 included an $11.0 million reserve for a specific customer bankruptcy within its commercial site-based services division, which negatively impacted the segment’s operating margin by 40 basis points in such prior year period.
Our United States industrial services segment reported operating income of $6.3 million, or 2.2% of revenues, for the three months ended September 30, 2025, compared to operating income of $3.3 million, or 1.1% of revenues, for the three months ended September 30, 2024. Despite the increase in quarter-over-quarter profitability, for the nine months ended September 30, 2025, this segment reported operating income of $12.6 million, or 1.4% of revenues, compared to operating income of $34.0 million, or 3.5% of revenues, for the nine months ended September 30, 2024. The decrease in operating income and operating margin of this segment for the nine months ended September 30, 2025 was primarily a result of: (a) the reductions in segment revenues discussed above, which also resulted in a greater amount of unabsorbed labor costs, and (b) a less favorable revenue mix when compared to the prior year period, which benefited from turnaround projects of a greater size as well as a large renewable fuel project.
Operating income of our United Kingdom building services segment was $7.6 million, or 5.6% of revenues, for the three months ended September 30, 2025, compared to $5.5 million, or 5.2% of revenues, for the three months ended September 30, 2024. Operating income for the nine months ended September 30, 2025 was $21.0 million, or 5.6% of revenues, compared to $16.7 million, or 5.2% of revenues, for the nine months ended September 30, 2024. For both 2025 periods, the increase in this segment’s operating income and operating margin was due to the revenue growth it experienced, which resulted in: (a) greater gross profit and (b) a reduction in SG&A margin as our segment management team leveraged its overhead cost structure. In addition, operating income and operating margin of this segment for the three months ended September 30, 2025 benefited from an increase in gross profit margin given a more favorable project mix largely within the network and communications and manufacturing and industrial market sectors. Operating income of this segment for the three and nine months ended September 30, 2025 were positively impacted by $0.3 million and $0.7 million, respectively, as a result of favorable exchange rate movements for the British pound versus the United States dollar.
Our corporate administration expenses for the three months ended September 30, 2025 were $42.0 million, compared to $34.8 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, our corporate administration expenses were $133.5 million, compared to $108.5 million for the nine months ended September 30, 2024. Corporate expenses for the first nine months of 2025 included $9.4 million of transaction related costs incurred in connection with the acquisition of Miller Electric. Excluding these items, the increase in corporate expenses for both 2025 periods was primarily a result of greater: (a) computer hardware and software costs, due to various information technology and cybersecurity initiatives currently in process, and (b) employment expenses, partially due to additional headcount to support our growth as well as annual cost of living adjustments.
Other items
For the three months ended September 30, 2025, net interest income was $1.8 million, compared to net interest income of $8.3 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, net interest income was $4.0 million, compared to net interest income of $22.0 million for the nine months ended September 30, 2024. These year-over-year fluctuations were a result of a reduction in interest income primarily due to a lower average daily invested cash balance, coupled with an increase in interest expense, given the utilization of our revolving credit facility during the first nine months of 2025.
For the three and nine months ended September 30, 2025, our income tax provision was $112.2 million and $305.6 million, respectively, compared to an income tax provision of $101.8 million and $263.9 million for the three and nine months ended September 30, 2024, respectively. Our effective income tax rate for the three and nine months ended September 30, 2025 was 27.5% and 26.7%, respectively, compared to an effective income tax rate for the three and nine months ended September 30, 2024 of 27.4% and 27.0%, respectively. Refer to Note 9 - Income Taxes of the notes to consolidated financial statements for further discussion regarding our income tax provision and effective income tax rate.
Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	September 30, 2025	% of Total	December 31, 2024	% of Total	September 30, 2024	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$4,497,521	35%	$3,068,396	31%	$2,767,672	28%
United States mechanical construction and facilities services	6,421,665	51%	5,463,096	54%	5,362,689	55%
United States building services	1,280,681	10%	1,246,642	12%	1,334,163	14%
United States industrial services	202,198	2%	138,599	1%	110,583	1%
Total United States operations	12,402,065	98%	9,916,733	98%	9,575,107	98%
United Kingdom building services	211,828	2%	185,466	2%	214,345	2%
Total operations	$12,613,893	100%	$10,102,199	100%	$9,789,452	100%

Our remaining performance obligations at September 30, 2025 were approximately $12.61 billion compared to approximately $10.10 billion at December 31, 2024 and approximately $9.79 billion at September 30, 2024. When compared to December 31, 2024, remaining performance obligations increased by approximately $2.51 billion. Acquisitions, notably Miller Electric, account for approximately $0.91 billion of such increase, with the remaining growth resulting from new contract awards across all of our reportable segments. From a market sector perspective, we experienced growth within the majority of the sectors we serve, with the most significant increases within: (a) network and communications, largely as a result of several data center construction contracts, (b) water and wastewater, given recent project awards in the Southeast region of the United States, (c) institutional, (d) manufacturing and industrial, due to certain: (i) food processing construction projects and (ii) renewable energy projects, (e) commercial, including various warehousing and distribution projects, and (f) hospitality and entertainment, resulting from select project opportunities.
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
As of September 30, 2025, we had cash and cash equivalents, excluding restricted cash, of $655.1 million, which are maintained in depository accounts and highly liquid investments with original maturity dates of three months or less. Both our short-term and long-term liquidity requirements are expected to be met through our cash and cash equivalent balances, cash generated from our operations, and, as necessary, the borrowing capacity under our revolving credit facility. Our credit agreement provides for a $1.30 billion revolving credit facility, for which there was $1.23 billion of available capacity as of September 30, 2025.
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
Cash Flows
The following table presents a summary of our operating, investing, and financing cash flows (in thousands):

	For the nine months ended September 30,
	2025	2024
Net cash provided by operating activities	$777,659	$938,402
Net cash used in investing activities	$(977,719)	$(243,687)
Net cash used in financing activities	$(495,027)	$(455,032)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$11,009	$7,377
(Decrease) increase in cash, cash equivalents, and restricted cash	$(684,078)	$247,060

During the nine months ended September 30, 2025, our cash balance, including cash equivalents and restricted cash, decreased by approximately $684.1 million from $1,340.4 million at December 31, 2024 to $656.3 million at September 30, 2025. Changes in our cash position from December 31, 2024 to September 30, 2025 are described in further detail below.
Operating Activities – Operating cash flows generally represent our net income as adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2025 was approximately $777.7 million compared to approximately $938.4 million for the nine months ended September 30, 2024. The decrease in our operating cash flow period-over-period was a result of an increase in working capital, primarily on our construction projects, given the progression on a number of contracts for which we were previously billed ahead. As we worked through these upfront payments, we saw the expected decrease in operating cash as our cash outflows exceeded our inflows on these projects. Such decrease was partially offset by an increase in our net income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Investing Activities – Investing cash flows consist primarily of payments for acquisition of businesses, capital expenditures, and proceeds from the sale or disposal of property, plant, and equipment. Net cash used in investing activities for the nine months ended September 30, 2025 increased by approximately $734.0 million compared to the nine months ended September 30, 2024, primarily due to the acquisition of Miller Electric.
Financing Activities – Financing cash flows consist primarily of the issuance and repayment of short-term and long-term debt, repurchases of common stock, payments of dividends to stockholders, and the issuance of common stock through certain equity plans. Net cash used in financing activities was $495.0 million for the nine months ended September 30, 2025 compared to $455.0 million for the nine months ended September 30, 2024. The $40.0 million variance was primarily due to an increase in common stock repurchases made by us. The timing of common stock repurchases is at management’s discretion subject to securities laws and other legal requirements and depends upon several factors, including market and business conditions, current and anticipated future liquidity, share price, and share availability, among others. For additional detail regarding our share repurchase program, refer to Note 10 - Common Stock of the notes to consolidated financial statements.
We currently pay a regular quarterly dividend of $0.25 per share. For the nine months ended September 30, 2025 and 2024, cash payments related to dividends were $33.8 million and $31.9 million, respectively. Our credit agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay such quarterly dividends for the foreseeable future.
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash – We are exposed to fluctuations in foreign currency exchange rates, almost entirely with respect to the British pound. Therefore, the $3.6 million variance between the nine months ended September 30, 2025 and 2024 was a direct result of exchange rate movements for the British pound versus the United States dollar.
Material Cash Requirements from Contractual and Other Obligations
As of September 30, 2025, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
Outstanding Debt and Interest Payments – As of September 30, 2025, there were no direct borrowings outstanding under our revolving credit facility. Interest payments on any future borrowings will be determined based on prevailing interest rates at that time. Refer to Note 7 - Debt of the notes to consolidated financial statements for further detail of our debt obligations, including our revolving credit facility.
Operating and Finance Leases – In the normal course of business, we lease real estate, vehicles, and equipment under various arrangements which are classified as either operating or finance leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $507.5 million at September 30, 2025, with $117.8 million payable within the next 12 months.
Open Purchase Obligations – As of September 30, 2025, we had $2.95 billion of open purchase obligations, of which payments totaling approximately $2.51 billion are expected to become due within the next 12 months. These obligations represent open purchase orders to suppliers and subcontractors related to our construction and services contracts. These purchase orders are not reflected in the Consolidated Balance Sheets and are not expected to impact future liquidity as amounts should be recovered through customer billings.

Insurance Obligations – As described in further detail in Note 12 - Commitments and Contingencies of the notes to consolidated financial statements, we have loss payment deductibles and/or self-insured retentions for certain insurance matters. As of September 30, 2025, our insurance liabilities, net of estimated recoveries, were $283.8 million. Of this net amount, approximately $62.1 million is estimated to be payable within the next 12 months. Due to many uncertainties inherent in resolving these matters, it is not practical to estimate these payments beyond such period. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase.
Contingent Consideration Liabilities – We have incurred liabilities related to contingent consideration arrangements associated with certain acquisitions, payable in the event discrete performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The aggregate amount of these liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance during such post-acquisition periods, and accretion in present value. As of September 30, 2025, the present value of expected future payments relating to these contingent consideration arrangements was $8.2 million. Of this amount, $7.3 million is estimated as being payable within the next 12 months, with the remainder due pursuant to the terms of our contractual agreements, some of which extend into 2027.
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
Off-Balance Sheet Arrangements and Other Commercial Commitments
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of September 30, 2025, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $3.0 billion, which represents approximately 24% of our total remaining performance obligations.
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
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds or letters of credit may be issued as collateral for certain insurance obligations. As of September 30, 2025, we satisfied approximately $61.7 million and $71.2 million of the collateral requirements of our insurance programs by utilizing surety bonds and letters of credit, respectively. All such letters of credit were issued under our revolving credit facility, therefore reducing the available capacity of such facility.
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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements is based on the application of significant accounting policies, which require management to make estimates and assumptions. Our significant accounting policies are described further in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of our Form 10-K for the year ended December 31, 2024. We base our estimates on historical experience, known or expected trends, third-party valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. There have been no significant changes to our critical accounting policies or methods during the nine months ended September 30, 2025.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the nine months ended September 30, 2025, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for any borrowings under our revolving credit facility, which bear interest at variable rates. Although the Federal Reserve Board lowered the federal funds rate in September of 2025, and further rate cuts are anticipated, the pace and extent of additional decreases are uncertain. For further information regarding our credit facility and associated borrowing rates, refer to Note 7 - Debt of the notes to consolidated financial statements.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION.
ITEM 1.   LEGAL PROCEEDINGS.
The information required by this Item is incorporated by reference from Note 12 - Commitments and Contingencies of the notes to consolidated financial statements.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2025 to July 31, 2025	—	—	—	$336,173,885
August 1, 2025 to August 31, 2025	—	—	—	$336,173,885
September 1, 2025 to September 30, 2025	—	—	—	$336,173,885
Total	—	—	—

(1)In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. In February 2025, our Board increased such amount by $500 million. Since the inception of the repurchase program, through September 30, 2025, the Board has authorized us to repurchase up to $3.15 billion of our outstanding common stock. As of September 30, 2025, there remained authorization for us to repurchase approximately $336.2 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. Refer to Note 10 - Common Stock of the notes to consolidated financial statements for further information regarding our share repurchase program.
(2)Excludes 900 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.
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
ITEM 5.   OTHER INFORMATION.
During the quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any: (a) contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1 or (b) non 10b5-1 trading arrangement, each as defined in Item 408(a) of Regulation S-K.

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
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.
Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 30, 2025

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ JASON R. NALBANDIAN
Jason R. Nalbandian
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)