Form 10-K
period 2025-12-31
EMCOR Group, Inc.
filed 2026-02-26
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $17.258 billion as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the New York Stock Exchange reported for such date. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock (based solely on filings of such 5% holders) have been excluded from such calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of the registrant’s common stock outstanding as of the close of business on February 20, 2026: 44,532,566 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III. Portions of the definitive proxy statement for the 2026 Annual Meeting of Stockholders, which document will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Items 10 through 14 of Part III of this Form 10-K.

[This Page Intentionally Left Blank]

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning. Forward-looking statements in this report include discussions of our future operating or financial performance and other forward-looking commentary regarding aspects of our business, including market share growth, gross profit, remaining performance obligations, project mix, projects with varying profit margins and contractual terms, the financial impact and integration of acquisitions, selling, general and administrative expenses, anticipated dividend payments, our ability to maintain a strong safety record, and trends in our business, and other characterizations of future events or circumstances, such as the effects of supply chain disruptions, delays, and price fluctuations, including those potentially caused by tariffs. Each forward-looking statement included in this report is subject to risks and uncertainties, including those identified in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report. Applicable risks and uncertainties include, but are not limited to:
•adverse effects of general economic conditions;
•domestic and international political developments and/or conflicts;
•changes in the specific markets for EMCOR’s services;
•adverse business conditions, including the weakness of the sectors from which we generate revenues, scarcity of skilled labor, productivity challenges, the nature and extent of supply chain disruptions impacting availability and pricing of materials, and inflationary trends more generally, including fluctuations in energy costs;
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
Overview
We are one of the largest specialty contractors in the United States and a leading provider of electrical and mechanical construction and facilities services, building services, and industrial services. In 2025, we had revenues of $16.99 billion. Our services are provided to a broad range of commercial, technology, manufacturing, industrial, healthcare, utility, and institutional customers through approximately 100 operating subsidiaries, which specialize principally in providing construction services relating to electrical and mechanical systems in all types of facilities and in providing various services relating to the operation, maintenance, and management of those facilities. Such operating subsidiaries are organized into the following reportable segments:
•United States electrical construction and facilities services;
•United States mechanical construction and facilities services;
•United States building services; and
•United States industrial services.
On December 1, 2025, we sold our United Kingdom operations, the results of which are reported within our United Kingdom building services segment through the date of sale.
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
We derive revenues from many different customers in numerous industries, which have operations in several different geographical areas. Of our 2025 revenues, approximately 97% were generated in the United States and approximately 3% were generated in the United Kingdom. In 2025, we derived approximately 72% of our revenues from our construction operations, approximately 21% of our revenues from our building services operations, and approximately 7% of our revenues from our industrial services operations. For additional information regarding our revenues, see Note 3 - Revenue from Contracts with Customers of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
We believe that our range of service offerings, technical capability, skilled workforce, and strong project execution, along with our safety culture and financial resources, differentiate us from our competition and position us to benefit from future capital and maintenance spending by our existing and potential customers. Our strategies of expanding our portfolio of service offerings and increasing or enhancing our presence in core end markets and geographies, along with our commitment to industry-leading best practices and technological and training capabilities, place us in the position to capitalize on opportunities and trends in the industries we serve and continue to grow our business.
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
The electrical and mechanical construction services industry has experienced growth principally due to the increased content, complexity, and sophistication of electrical and mechanical systems resulting, in part, from growth in digital processing, cloud computing, data storage, and the emergence of artificial intelligence (“AI”). In addition, facilities of all types require extensive electrical distribution systems, sophisticated power supplies, networks of low-voltage and fiber-optic communications cabling, and various mechanical, plumbing, and fire protection and suppression systems. Moreover, the need for substantial environmental controls within a building, due to the heightened need to maintain extensive servers at optimal temperatures, and the demand for increased energy efficiency, have continued to expand opportunities for our electrical and mechanical services businesses. The demand for these services is typically driven by non-residential construction and renovation activity and, in recent years, has benefited from the expansion of data centers to power AI and cloud computing, the re-shoring of the supply chain, the need for additional high-tech manufacturing facilities, and the energy transition/expansion throughout the United States.
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
Our United States electrical and mechanical construction operations accounted for approximately 72% of our 2025 total revenues. Of such revenues, approximately 42% were generated by our electrical construction operations and approximately 58% were generated by our mechanical construction operations.

Our largest projects include those within: (a) the network and communications market sector (including data centers, data and fiber projects, and cabling); (b) the high-tech manufacturing market sector (including semiconductor, biotech, life-sciences, and pharmaceutical facilities, as well as projects across the electric vehicle value chain); (c) the manufacturing and industrial market sector (including food processing and traditional automotive manufacturing facilities, steel, pulp and paper mills, power generation (including sustainable energy solutions such as solar and wind), oil and gas refineries, and chemical processing plants); (d) the commercial market sector (including warehousing and distribution facilities and office or mixed-use buildings); (e) the healthcare market sector (including hospitals, surgical centers, rehabilitation and nursing facilities, and medical offices); (f) the institutional market sector (including educational and correctional facilities and research laboratories); (g) the water and wastewater market sector; (h) the transportation market sector (including highways, bridges, airports, and transit systems); and (i) the hospitality and entertainment market sector (including resorts, hotels, gaming facilities, convention centers, and sports arenas and stadiums). Our largest projects, which typically range in size from $10 million up to and occasionally exceeding $200 million, represented approximately 58% of our electrical and mechanical construction services revenues in 2025. These projects often involve new construction and a combination of design, installation, and start-up services. Depending on the size and complexity of these projects, they may span multiple years and typically require significant technical and management skills and the financial strength to obtain performance bonds, which are often a condition to bidding for and winning these projects.
Our projects of less than $10 million accounted for approximately 42% of our electrical and mechanical construction services revenues in 2025. These projects are typically completed in less than one year. They usually involve electrical and mechanical construction services when an end-user or owner undertakes construction or modification of a facility to accommodate a specific use, upgrade or replace aging systems, or increase energy efficiency. These projects frequently require electrical and mechanical systems to meet special needs such as critical systems power supply, fire protection systems, special environmental controls and high-purity air systems, sophisticated electrical and mechanical systems for data centers, new production lines in manufacturing plants, and office arrangements in existing office buildings. They are not usually dependent upon the new construction market. Demand for these projects and types of services is often prompted by the expiration of leases, changes in technology, the demand for more energy efficient systems, or changes in the customer’s plant or office layout in the normal course of a customer’s business.
Building services operations:
Our building services include:
•Maintenance and services for mechanical, electrical, plumbing, fire safety, and building automation systems;
•HVAC projects, including installation, modification and retrofits;
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
•Vendor management and call center services; and
•Infrastructure and building projects for federal, state, and local governmental agencies.
Our building services operations have built upon our traditional electrical and mechanical construction operations and our client relationships to expand the scope of services being offered and to develop packages of services for customers on a local, regional, and national basis.
Our building services operations, which generated approximately 21% of our 2025 total revenues, provide services to owners, operators, tenants, and managers of all types of facilities. Of our building services revenues for 2025, approximately 87% were generated in the United States and approximately 13% were generated in the United Kingdom. As noted above, in December 2025, we sold our operations in the United Kingdom.

Of the building services revenues generated in the United States during 2025, approximately 77% was generated from our mechanical services division, approximately 18% was generated from our commercial site-based services division, and approximately 5% was generated from our government site-based services division. Our mechanical services division has benefited, in recent years, from increased demand for HVAC project and retrofit work, greater service repair and maintenance volumes, and the expansion of our building automation and controls solutions.
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
Within our government site-based services division, we provide building services at a number of prominent buildings in the United States, including those that house the National Archives and Records Administration, the Federal Deposit Insurance Corporation, the Government Accountability Office, and the Departments of Transportation, Education, Health and Human Services, Energy, and Homeland Security, as well as other government facilities. We also provide building services, as a prime contractor or a subcontractor, to U.S. government and intelligence agencies. The agreements pursuant to which this division provides services to the federal government are frequently for a base period and a number of option years exercisable at the sole discretion of the government, are often subject to modification or renegotiation by the government in terms of scope of services, and are subject to termination for convenience by the government prior to the expiration of the applicable term.
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
Our industrial services business, which generated approximately 7% of our 2025 total revenues, is a recognized leader in the refinery turnaround market and has a presence in the petrochemical and upstream markets. Demand for these services is highly dependent on the strength of the oil and gas and related industrial markets. Our industrial services operations perform turnaround and maintenance services for critical units of refineries and petrochemical plants to upgrade, repair, and maintain them. Such services include: (a) engineering and planning in advance of complex refinery and petrochemical turnarounds; (b) overhaul and maintenance of critical process units (including hydrofluoric alkylation units, fluid catalytic cracking units, coking units, heaters, heat exchangers, and related mechanical equipment) during refinery and petrochemical plant shut downs; (c) replacement and new construction capital projects for refineries and petrochemical plants; (d) instrumentation, controls, and electrical services for energy infrastructure; and (e) other related specialty services such as: (i) welding (including pipe welding) and fabrication; (ii) heater, boiler, and reformer repairs and replacements; converter repair and revamps; and vessel, exchanger and tower services; (iii) tower and column repairs in refineries and petrochemical plants; (iv) installation and repair of refractory materials for critical units in process plants to protect equipment from corrosion, erosion, and extreme temperatures; and (v) acid-proofing services to protect critical components at refineries from chemical exposure. These businesses also design and manufacture highly engineered shell and tube heat exchangers and provide maintenance, repair, and cleaning services for heat exchangers both in the field and at our own shops, including tube and shell repairs, bundle repairs, and extraction services.
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
The electrical and mechanical construction services industry is highly fragmented and our competition includes thousands of small companies across the United States. In addition, there are a number of larger companies focused on providing electrical and/or mechanical construction services, such as APi Group Corporation, Comfort Systems USA, Inc., Dycom Industries, Inc., Everus Construction Group, Inc., IES Holdings, Inc., MasTec, Inc., MYR Group Inc., Quanta Services, Inc., and Tutor Perini Corporation. A majority of our revenues are derived from projects requiring competitive bids; however, an invitation to bid is often conditioned upon prior experience, technical capability, and financial strength. Competitive factors in the electrical and mechanical construction services business include: (a) the availability of qualified and/or licensed personnel; (b) reputation for integrity and quality; (c) safety record; (d) cost structure and the ability to control project costs; (e) relationships with customers; (f) price; (g) geographic diversity; (h) experience in specialized markets; (i) the ability to obtain surety bonding; (j) adequate working capital or access to bank credit; and (k) the use of technology such as virtual design construction (“VDC”), building information modeling (“BIM”), robotics, and automation. We believe our financial position, operating results, access to bank credit and surety bonding, technical expertise including prefabrication, VDC, and BIM capabilities, and safety record, among other factors, give us an advantage over many of our competitors. However, relatively few barriers exist to prevent entry into the electrical and mechanical construction services industry.
While the building services industry is also highly fragmented, with most competitors operating in a specific geographic region, a number of large corporations and original equipment manufacturers are engaged in this field. Within our mechanical services division, we compete with entities such as APi Group Corporation, Comfort Systems USA, Inc., and Service Logic LLC, as well as Carrier Global Corporation and Trane Technologies plc. Within our commercial and government site-based divisions, competition includes companies such as Amentum Services, Inc., IAP Worldwide Services, Inc., Fluor Corporation, Cushman & Wakefield plc, CBRE Group, Inc., Jones Lang LaSalle Incorporated, Sodexo, Inc., Aramark, and ABM Industries Incorporated. In addition, we compete with several regional firms serving all or portions of the markets we target, such as BrightView Holdings, Inc., Kellermeyer Bergensons Services, LLC, and SMS Assist, L.L.C. The key competitive factors in the building services industry include: (a) availability of qualified personnel and managers; (b) service quality and technical expertise; (c) the use of technology tools and data analytics; (d) cost structure and the ability to control project costs; (e) price; and (f) geographic diversity. Due to our financial strength, scope of service offerings, our technical capability and management experience, and our geographic presence, we believe our building services operations are in a strong competitive position. However, there are relatively few barriers to entry into the building services industry.
The market for providing industrial services includes large national providers, as well as numerous regional companies. In the manufacture of heat exchangers, we compete with both U.S. and foreign manufacturers. Competitors within this industry include JVIC, Universal Plant Services, Inc., Turner Industries Group, LLC, Team, Inc., Specialty Welding and Turnarounds, LLC, Cust-O-Fab, Inc., Dunn Heat Exchangers, Inc., Turn2 Specialty Companies, and Wyatt Field Service Company, LLC, among others. The key competitive factors in the industrial services market consist of: (a) availability of skilled workforce; (b) technical expertise; (c) service, quality, and ability to respond quickly; (d) price; and (e) safety record. Due to our technical capabilities, skilled workforce, and safety record, we believe that we are in a strong competitive position in the industrial services markets that we serve. Although the technical expertise and capital investment that is required in manufacturing heat exchangers may be considered a barrier to entry in this field, there are significantly fewer barriers to entry as it pertains to turnaround projects and services.
Human Capital
At December 31, 2025, we employed approximately 44,000 people, all of whom were located within the United States.
Based on the most recent information available from our latest filing with the U.S. Equal Employment Opportunity Commission, the gender demographic of our employees was 90% male and 10% female. Additionally, based on such information, our employees had the following race and ethnicity demographics:

Employee Demographic	% of Total
White	66%
Hispanic / Latino	21%
Black / African American	8%
Asian	2%
Multiracial, Native American, Native Hawaiian, and Pacific Islander	3%

Approximately 62% of our employees are represented by various unions pursuant to approximately 450 collective bargaining agreements between our individual subsidiaries or trade associations and local unions, as well as two collective bargaining agreements that are national or regional in scope. We believe that our relations with our labor unions are generally positive.
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
Commitment to Core Values
We are committed to our EMCOR Values of Mission First: Integrity, Discipline, and Transparency and People Always: Mutual Respect and Trust, Commitment to Safety, and Teamwork. We consistently strive to ensure these values are reflected in how we do business every day, from our corporate culture and “tone at the top,” established by our Board of Directors and management team, to the critical work performed by all of our people at every level throughout our organization. We reinforce our EMCOR Values through many ongoing initiatives. Our EMCOR Values are embodied in our policies and procedures, including our Code of Business Ethics and Conduct. We also regularly provide training on these values, both at time of hire and on an ongoing, periodic basis. In addition, to develop and reinforce our values company-wide, and empower our leaders to perform at the highest levels, senior leaders are invited to our Leadership for Results course at the Georgia Tech Scheller College of Business and our Leading with Character program at the Thayer Leadership Development Group at West Point. In addition, identified front line supervisors such as project managers and superintendents are invited to our Leader Development Program, which focuses on the development of skills to enhance their growth as leaders and emphasizes the importance of our EMCOR Values.
Workplace Safety
We believe that our focus on employee safety and well-being is reflected in our results. During a year in which our people worked nearly 100 million hours, the Company’s Total Recordable Incident Rate in 2025 was just under 1.0, which was approximately 60% lower than the U.S. Bureau of Labor Statistics’ most recently available industry average of 2.4 for NAICS Code 2382, Building Equipment Contractors. This represents our seventeenth consecutive year with a Total Recordable Incident Rate which was less than half the industry average. Our position as an industry leader in safety begins with a strong culture of care and vigilance embodied in our EMCOR Values and is supported by a comprehensive suite of training, resources, and analytics. These include: (a) our signature Be There for Life! Zero Injuries Program and Be Vigilant! Campaign, (b) incident and injury prevention planning, including in-person and online training tools and best practice guides available through our company intranet as well as to all field employees through their mobile devices, (c) enterprise level reporting and analysis of leading and lagging indicators, (d) a 24-hour incident reporting hotline, and (e) a company-wide program to share and champion best safety practices across our range of businesses. These tools have evolved with the way our people work.

Mutual Respect and Trust
In our workplace, we seek to foster a welcoming environment that reflects our EMCOR Values, including Mutual Respect and Trust. We believe that a workforce, executive management team, and Board of Directors representing a broad array of experience, perspectives, backgrounds, and personal characteristics, are important to our future success.
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
Economic and Strategic Risk Factors
Economic downturns, recessions, or periods of slow growth have historically led to reductions in demand for our services. Negative conditions in the credit markets, including elevated interest rates, may adversely impact our results of operations and our ability to operate our business. The level of demand from our clients for our services has been, in the past, adversely impacted by slowdowns in the industries we service, as well as in the economy in general. When the general level of economic activity has declined from historical levels, certain of our ultimate customers have delayed or canceled projects or capital spending, especially with respect to more profitable private sector work, and such slowdowns adversely affect our ability to grow, reducing our revenues and profitability. A number of economic factors, including financing conditions, the prices of commodities, and energy prices have, in the past, adversely affected the industries we serve and our ultimate customers’ ability or willingness to fund expenditures. General concerns about the fundamental soundness of domestic and foreign economies may also cause ultimate customers to defer projects even if they have credit available to them. A prolonged stagnation or weakening in financial and macroeconomic conditions, potentially including higher interest rates, supply chain challenges, inflation, or geopolitical impacts, could therefore have a significant adverse effect on our revenues and profitability.
We are exposed to market risk for changes in interest rates for any borrowings under our revolving credit facility, which bear interest at variable rates. Although the Federal Reserve Board lowered the federal funds rate in 2024 and 2025, the pace and extent of additional decreases are uncertain. Increases in benchmark interest rates impact our interest expense and cost of capital, which may adversely impact our ability to make payments on future outstanding debt, raise funds through the issuance of debt, fund capital expenditures or meet other liquidity needs. Any of these impacts may adversely affect our liquidity, results of operations, and financial position. For further information on our credit facility and associated borrowing rates, refer to Note 9 - Debt of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
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
Certain of our businesses, including those within our United States industrial services segment, are exposed to risks associated with the oil and gas industry. These risks, which are not subject to our control, include volatility in the price and production of crude oil, the development of and consumer demand for alternative energy sources, including as a result of a change in consumer preference, or in an effort to reduce greenhouse gas emissions or combat climate change, and legislative and regulatory actions. In addition, macroeconomic conditions, influenced by a variety of events and circumstances, can also affect customer demand for our services within these businesses and lower prices and production volumes, or perceived risk thereof, typically results in the curtailment or deferral of spending by our customers. While higher prices for our customers’ products may increase demand for our services, significant increases in the price or demand for crude oil may also result in the short-term curtailment or deferral of spending by our customers, as facility downtime to perform certain of the services we provide comes at a higher opportunity cost. Volatility within these markets, including the impact of geopolitical instability (such as disruption of shipping lanes or armed conflict or instability in oil-producing nations, including Iran and Venezuela), could negatively impact our financial position, results of operations, and cash flows.

Our business is vulnerable to the cyclical nature of the sectors in which our clients operate and is dependent upon the timing and funding of new awards. We provide construction and maintenance services to ultimate customers operating in a number of sectors which have been, and we expect will continue to be, cyclical and subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions, consumer demand, technology advancements, and changes in client spending. For example, capital spending on data center infrastructure to support cloud storage and artificial intelligence (“AI”) is rapidly expanding, which has increased demand for our services in recent years. If such spending were to decrease, demand for our services could decline as we transition our resources to other sectors. Regardless of economic or market conditions, investment decisions by our ultimate customers may vary by location or as a result of other factors like the availability of labor, relative construction costs, or competitive conditions in their industries. Because we are dependent on the timing and funding of new awards, we are therefore vulnerable to changes in our clients’ markets and investment decisions.
Our business may be adversely affected by significant reductions in government spending, delays or disruptions in the government appropriations process or the failure to fully fund or implement legislation such as the CHIPS and Science Act of 2022 and the Inflation Reduction Act. Some of our businesses derive a portion of their revenues from governmental agencies. As a result, reduced or delayed spending by the federal government and/or state and local governments, potentially including the reduction or elimination of funding for projects or other benefits under relevant legislation, may have a material and adverse impact on our business, financial condition, results of operations, and cash flows. Significant reductions in spending aimed at reducing federal, state, or local budget deficits, the absence of a bipartisan agreement on the federal government's budget or raising the debt ceiling (and any disruption caused by a federal government shutdown as a result thereof), personnel reductions, elimination of government agencies or programs, the closure of government facilities and offices, the freezing or sequestration by the executive branch of congressionally-appropriated funds, or other changes in budget priorities could result in the deferral, delay, disruption, or cancellation of projects or contracts that we might otherwise have sought to perform. These potential events could impact the level of demand for our services and our ability to execute, complete, and receive compensation for our current contracts, or bid for and enter into new contracts with governmental agencies.
Volatility in the prices or availability of certain materials, equipment, and commodities used in our businesses and those of our customers, including as a result of inflation, supply chain disruptions, geopolitical instability, and protectionist trade measures, could adversely affect our businesses. We are exposed to market risk of increases in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of approximately 14,400 vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Further, the timing of our price increases may lag the timing of the underlying increases in commodity or material prices and certain of our contracts do not allow us to adjust our prices. As a result, increases in material or fuel costs could reduce our profitability with respect to projects in progress. Additionally, we rely on third-party vendors and manufacturers to supply much of the materials and equipment necessary for our operations. Disruptions, shortages, or delays in the availability of such materials and equipment have had and may have adverse impacts on our results of operations, cash flows, and reputation with our customers. For example, in recent years, we experienced supply chain delays, including long lead times for certain materials and equipment, as well as an escalation in material and fuel prices, to varying degrees. Fluctuations in the price of energy and commodity materials, whether resulting from fluctuations in market supply or demand, geopolitical conditions (including supply chain disruptions, sanctions on Russian exports as a result of Russia’s invasion of Ukraine, armed conflict between Israel and Iran or between the United States and Iran or Venezuela, and shipping lane disruptions following maritime attacks in the Gulf of Aden and the Red Sea), an increase in trade protection measures such as tariffs, or the disruption, modification, or cancellation of multilateral trade agreements, may adversely affect our customers and as a result cause them to curtail the use of our services.
On the other hand, because certain of our construction and service offerings are designed to improve energy efficiency in our clients’ operations, or to assist in the generation of new sources of renewable energy, such as wind, solar, and geothermal generation, decreases in the costs of traditional energy sources such as electricity, oil, and natural gas, including as a result of recessionary pressure and reduced demand, may lower our customers’ demand for efficiency improvements and alternative energy sources, which could have an adverse effect on our financial position, results of operations, and cash flows. At the same time, the availability or price of electricity may adversely impact the buildout of certain of our customers’ projects, including data centers, which could adversely impact our business, financial position, and results of operations.
Changes in U.S. foreign trade policies could lead to the imposition of additional trade barriers and tariffs. We cannot predict the full extent of new, extended, or changed trade policies, including tariffs, that may be made by the current or a future presidential administration or Congress, including whether existing tariff policies will be maintained or modified or if changes in the U.S. trade policy could result in reactions from U.S. trading partners, such as adopting responsive trade policies making it more difficult or costly for us to purchase materials or supplies. Judicial review of certain trade policies and the potential consequences of court decisions on challenges to such policies, including tariffs imposed by executive order, could result in additional changes to, or reversal of, such trade policies and practices. Changes in U.S. trade policy or in laws and policies governing foreign trade, and any resulting negative sentiments towards the United States as a result of such changes, could have an adverse impact on our business, financial position, results of operations, and liquidity.
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
We are a decentralized company which presents certain risks. While we believe decentralization has enhanced our growth and enabled us to remain responsive to opportunities and to our customers’ needs, it necessarily places significant control and decision-making powers in the hands of local management. This presents various risks, including the risk that we may be slower or less able to identify or react to external market conditions or problems affecting a key business than we would in a more centralized environment.
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
Our dependence upon fixed price and similar contracts could adversely affect our business. We currently generate, and expect to continue to generate, a significant portion of our revenues from fixed price and similar contracts. We must estimate the total costs of a particular project to bid for fixed price, guaranteed maximum price, and similar contracts. Cost and scheduling estimates are based on a number of assumptions, including those about future economic conditions, commodity and other materials pricing, job-site productivity, cost and availability of labor, equipment, and materials, and supply chain efficiency, among other factors.

However, the actual cost of labor and materials, as well as the level of labor productivity achieved, may vary from our original estimates, something which we have experienced and may continue to experience due to inflationary pressures, supply chain challenges, labor market tightness, and elevated interest rates. These risks, inherent in the execution of projects subject to fixed price, guaranteed maximum price, and similar contracts, may cause actual gross profits from projects to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year.
We could incur additional costs to cover certain guarantees or other contractual requirements. In some instances, we guarantee completion of a project by a specific date or for a maximum price. In addition, certain of our contractual arrangements guarantee the achievement of agreed upon cost savings, certain performance standards, or a certain standard of quality. For other arrangements, including those within our government services operations, the terms of our contracts may include provisions which require us to achieve certain minority participation or small or disadvantaged business “set-aside” goals. If we subsequently fail to meet such guarantees, or comply with such provisions, we may be held responsible for costs resulting from such failures, including payment of penalties or liquidated or other damages. To the extent that any of these events occur, the total costs of a project could exceed the original estimated costs, and we would experience reduced profits or, in some cases, a loss.
Many of our contracts, especially our building and industrial services contracts, may be canceled or delayed on short notice, and we may be unsuccessful in replacing such contracts if they are canceled or as they are completed or expire. For example, in recent years, our building services operations were unsuccessful in retaining certain contracts upon rebid and our industrial services operations were adversely impacted by the deferral or delay of several projects. We could experience a decrease in revenues, net income, and liquidity if any of the following occur:
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
Fluctuating foreign currency exchange rates could impact our financial results. Until the sale of our United Kingdom operations on December 1, 2025, which in 2025 accounted for approximately 3% of our revenues, our reported financial position and results of operations were exposed to the effects (both positive and negative) that fluctuating exchange rates had on the process of translating the financial statements of our United Kingdom operations, which were denominated in the British pound, into the U.S. dollar. The factors that impact exchange rate fluctuation, including macroeconomic and geopolitical conditions, are outside of our control.
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
Failure to provide our services in accordance with professional standards or contractual requirements could expose us to significant monetary damages. Our services often involve professional judgments regarding the planning, design, development, construction, or operations and management of complex facilities. Although we have adopted a range of insurance, risk management, and risk avoidance programs designed to reduce potential liabilities, a catastrophic event at one of our project sites or a completed project, resulting from the services we have performed, could result in significant professional, product, and/or personal injury liability, as well as warranty or other claims against us and reputational harm. These liabilities could exceed our insurance limits or impact our ability to obtain insurance in the future. Further, even where insurance coverage applies, such policies have limits and deductibles or retentions, which could result in our assumption of exposure for certain amounts with respect to any claim filed against us. In addition, customers or subcontractors who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to uphold their obligations to us, or we may be liable to our customers based on the terms of our contracts, which may require us to provide indemnification to them. An uninsured claim, either in part or in whole, as well as any claim covered by insurance but subject to a policy limit, high deductible/retention, or the denial of coverage by an insurance carrier, could have a material adverse effect on our business, financial condition, and results of operations.
Our business strategy relies, in part, on acquisitions to sustain our growth, and these transactions present certain risks and uncertainties. As part of our growth strategy, we acquire companies that expand, complement, and/or diversify our businesses. However, there is no guarantee that we will be successful in identifying targets that meet our requirements for acquisition. We may also face increased competition from other potential acquirers, including those who may have greater financial resources available to them or who may be in a position to offer more favorable terms to the target company. This competition may limit our ability to pursue acquisition opportunities. Additionally, circumstances beyond our control, such as elevated interest rates, inflation and potential macroeconomic disruptions, may hinder our ability to pursue and complete acquisitions. Further, realization of the anticipated benefits of an acquisition, such as our acquisition of Miller Electric Company, and avoiding or mitigating the potential risks associated with an acquisition, will depend, among other things, upon our ability to: (a) effectively conduct due diligence to identify and mitigate potential issues at companies we propose to acquire, (b) recognize incompatibilities or other obstacles to the successful integration of the acquired business with our other operations, and (c) gain greater efficiencies and scale that will translate into reduced costs or anticipated synergies in a timely manner. However, there can be no assurance that an acquisition we may make in the future will provide the benefits anticipated when entering into the transaction. Acquisitions we have completed, and future acquisitions we may make, could expose us to operational challenges and risks, including the diversion of management’s attention from our existing businesses, the failure to retain key personnel or customers of the acquired business, and the assumption of unknown liabilities of the acquired business for which there are inadequate reserves. While the former owners of an acquired company may agree as part of our purchase agreements to indemnify us against certain historical liabilities of the target company, such indemnification may be subject to time limits, deductibles, caps and exclusions, and such former owners might be unable or unwilling to uphold those obligations to us. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify and acquire desirable businesses and successfully integrate any acquired business.

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
Amounts included in our remaining performance obligations may not result in actual revenues or translate into profits. Many contracts are subject to cancellation or suspension on short notice at the discretion of the client, and the contracts in our remaining performance obligations are subject to changes in the scope of services to be provided as well as adjustments to the costs relating to the contract. The risk of contracts included in our remaining performance obligations being delayed or canceled generally increases during economic slowdowns, periods of restrictive credit markets, or in response to significant fluctuations in commodity prices. Accordingly, revenue from remaining performance obligations may not be realized. If our remaining performance obligations fail to materialize, we could experience a decline in profitability, which could result in a deterioration of our financial position and liquidity.
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
We are increasingly dependent on sophisticated information technology systems; our business and results of operations are subject to adverse impacts due to the disruption, failure, or breaches of these systems. We and our customers and third-party providers rely on information technology systems, hardware, and software, including third-party “cloud based” systems, to run critical accounting, project management, and financial information systems. We rely upon security measures, systems redundancy, and third-party products and services to attempt to secure our information technology systems and the confidential, proprietary, and sensitive information they contain. However, our information technology systems and data, and that of our customers and third-party providers, are subject to cybersecurity incidents, such as hacking, computer viruses or other malicious or destructive software, ransomware, denial of service attacks, malicious social engineering and other intrusions, encryption, erasure, failure, and damage by individuals (which may include our and our third-party providers’ employees), groups or nation states or state-sponsored threats. Such cybersecurity incidents could result in operational disruption and information misappropriation, such as theft of intellectual property or inappropriate disclosure of customer data or confidential, sensitive, or personal information, or in reputational harm with customers. While we maintain insurance coverage for these types of cybersecurity incidents, such policies may not completely provide coverage for, or completely offset, the costs associated with such incidents, including losses from delays in our ability to provide services to our customers, reputational harm, or the costs to improve security against future similar threats. We are continuously developing and enhancing our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access. This continued development and enhancement requires us to expend additional resources. However, we may not anticipate or combat all types of potential disruptions or breaches. Threats are continually evolving and threat actors may adopt new or different means of breaching our information technology systems and data, including the potential use of AI tools to engage in automated, targeted, and coordinated attacks. As cybersecurity threats become more sophisticated and difficult to detect, our ability to promptly prevent, detect and mitigate the effects of cybersecurity incidents may be impacted, potentially resulting in more material adverse effects. As such threats increase in frequency and sophistication, we could be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Additionally, as many of our employees use our information technology systems to collaborate with colleagues in different geographic locations and access our systems and those of our customers remotely, we and our customers may be subject to heightened security risks, including the risks of cyber-attacks.
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
In addition, laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including the California Consumer Privacy Act, the California Privacy Rights Act, state biometric laws, and other emerging U.S. state privacy laws pose increasingly complex compliance challenges and could potentially elevate our compliance costs. Any failure to comply with these laws and regulations, or an exposure or exfiltration of information covered by such laws and regulations, including, without limitation, in connection with a cybersecurity incident, could have a negative impact on our reputation or result in significant penalties and legal liability. Increased costs in this area could adversely impact our financial condition, results of operations, and cash flow.
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
Our results of operations could be adversely affected as a result of goodwill and identifiable intangible asset impairments. When we acquire a business, we record an asset called “goodwill” equal to the excess of the consideration transferred over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill and indefinite-lived intangible assets are not amortized but instead evaluated for impairment annually, or more frequently if events or circumstances indicate that the carrying amount of the asset may be impaired. Impairment may result from a deterioration in macroeconomic conditions, declining financial performance, deterioration in the operational environment, or changes in the manner in which acquired assets are used. Significant judgment is required in determining whether goodwill and indefinite-lived intangible assets are impaired and assumptions utilized for purposes of our impairment testing may change in future periods. Our estimates and assumptions could prove to be inaccurate predictions of the future. Significant adverse changes to external market conditions or our internal forecasts, if any, could result in future impairment charges. It is not possible at this time to determine if any future impairment charge will result or, if it does, whether such a charge would be material to our results of operations. For further discussion of our impairment testing, see Note 8 - Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
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
Our failure to comply with anti-bribery statutes, such as the Foreign Corrupt Practices Act, or sanction regulations, could result in fines, criminal penalties, and other sanctions that could have an adverse effect on our business. The U.S. Foreign Corrupt Practices Act (the “FCPA”), and similar anti-bribery laws in other jurisdictions, generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business or securing an improper advantage. In addition, sanctions against foreign persons and entities have increased in recent years, especially in connection with the war in Ukraine and ongoing trade and diplomatic disputes between the U.S. and China. Our policies require that all of our employees, subcontractors, vendors, and agents worldwide must comply with applicable anti-bribery and sanction laws. However, there is no assurance that our policies and procedures to ensure compliance with the FCPA and similar anti-bribery and sanction laws will eliminate the possibility of liability under such laws for actions taken by our employees, agents, and intermediaries. If we were found to be liable for violations under the FCPA, or similar anti-bribery or sanction laws, either due to our own acts or omissions or due to the acts or omissions of others, we could incur substantial legal expenses and suffer civil and criminal penalties, which could have a material adverse effect on our business, financial condition, and results of operations, as well as our reputation. In addition, whether or not such expenses, penalties, or sanctions are actually incurred, the actual or alleged violation of the FCPA, or any similar anti-bribery or sanction laws, could have a negative impact on our reputation.
Opportunities within the government sector could lead to increased governmental rules and regulations applicable to us. When we perform work as a federal government contractor/subcontractor, or if we perform work on a project that has received federal government funding, we are subject to a number of procurement rules and other regulations, any deemed violation of which could lead to fines or penalties or a loss of business. Government agencies routinely audit and investigate government contractors. Government agencies may review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. If government agencies determine through these audits or reviews that costs are improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we are engaged in improper activity, or if we are found to have violated laws or regulations, we may be subject to civil and criminal penalties and debarment or suspension from doing business with the government. Government contracts are also subject to renegotiation of terms by the government, termination by the government prior to the expiration of the term, and non-renewal by the government.
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

We may be unable to attract and retain skilled employees. Our ability to grow and maintain productivity and profitability will be limited by our ability to employ, train, and retain skilled personnel necessary to meet our requirements. We are dependent upon a workforce of approximately 44,000 employees, including our project managers and field supervisors who are responsible for managing our projects, and there can be no assurance that any individual will continue in his or her capacity for any particular period of time. The loss of such qualified employees could have an adverse effect on our business. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our business strategy or that labor expenses will not increase as a result of a shortage in the supply of these skilled personnel. We also rely on third-party subcontractors to complete portions of some of our projects and those subcontractors are subject to the same challenges and uncertainty in employing, training and retaining an adequate qualified labor force to meet our needs.
The availability and costs to adequately train and maintain a skilled labor force could be impacted by factors we cannot control, including changes in the unemployment rate, prevailing wage rates, benefit costs, potential labor force disruptions, and competition for labor from our competitors in the markets we serve. Labor shortages or increased labor costs, such as those experienced in recent years, could impair our ability to provide services to our customers (or the ability of third-party subcontractors to provide services to us), maintain our business, or grow our revenues. Federal or state regulations, which seek to prohibit non-competition agreements with employees may also impact our ability to retain key employees by reducing barriers to individuals with such agreements leaving to work for our competitors.
Our unionized workforce could adversely affect our operations; our participation in many multiemployer pension plans could result in substantial liabilities being incurred. As of December 31, 2025, approximately 62% of our employees were covered by collective bargaining agreements. However, only two of our collective bargaining agreements are national or regional in scope, and not all of our collective bargaining agreements expire at the same time. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages likely would adversely impact our relationships with our customers and could have a material adverse effect on our financial position, results of operations, and cash flows.
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
We may be affected by market or regulatory responses to climate change. Public concern about climate change has, at times, resulted in the increased focus of local, state, regional, national, and international regulatory bodies on greenhouse gas (“GHG”) emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the United States and internationally, regarding the impact of these gases and possible means for their regulation. Several states in the United States have proposed or adopted laws that require reporting of GHG emissions, or that a percentage of our fleet be comprised of electric vehicles. Such laws or regulations enacted by the federal government or state and local governments or agencies, and/or any international agreements to which the United States may become a party that control or limit GHG emissions or otherwise seek to address climate change, could result in increased compliance costs for us and our clients or have other impacts on our clients, including those who are involved in the exploration, production, or refining of fossil fuels, or who emit greenhouse gases through the combustion of fossil fuels or through the mining, manufacture, utilization, or production of materials or goods. Such policy changes could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for certain of our services, which could in turn have a material adverse effect on our business, financial condition, and results of operations. In addition, compliance with legislation requiring us to increase the mix of electric vehicles within our fleet will be difficult as the electric vehicles currently available do not meet our fleet requirements. However, policy changes and climate legislation could also increase the overall demand for our services as our clients and partners work to comply with these policies, such as by decarbonizing their industries, transitioning from fossil fuels to renewable energy sources, reducing their energy consumption, and developing integrated and sustainable solutions, all of which could have a positive impact on our business. We cannot predict with certainty what the effect of such regulation may be on us or our customers.
In addition, in March 2024, the SEC finalized new rules that would require significant climate-related disclosures by public companies, including evaluation and disclosure of material climate-related risks and opportunities, GHG emissions inventory, climate-related targets and goals, and financial impacts of physical and transition risks. While these rules are currently stayed pending legal challenges, and are not supported under the current administration, it is not certain whether they, or similar future rules, will go into effect. Other legislation, including certain state laws, have been passed that would require similar climate-related disclosure. To the extent that such new rules become effective, our legal, accounting, and other compliance expenses may increase and may divert management time and attention. We may also be exposed to legal or regulatory action or claims as a result of these new regulations. All of these risks could have a material adverse effect on our business, financial position, and/or stock price.
We may be unable to achieve our current or future climate commitments and targets, or we may incur substantial costs in meeting such targets. To help mitigate the impacts of GHG emissions on climate change, EMCOR has established initial carbon-based fuel consumption and GHG emission reduction targets. However, achievement of such targets, or similar targets that may be established in the future, is subject to risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: (a) our ability to execute our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; (b) the availability and cost of alternative fuels, electrical charging infrastructure, off-site renewable energy, and other materials and components; (c) unforeseen design, operational, and technological difficulties; (d) the outcome of research efforts and future technology developments, including alternate or more fuel efficient vehicles for our fleet, such as hybrid or electric vehicles, the availability and prices of which have been and may in the future be impacted by the rescission of electric vehicle tax credits, tariffs imposed on the import of vehicles to the United States, and other disruptions to the global supply of vehicles generally; (e) regulations and requirements that restrict or prohibit our ability to impose requirements on third-party contractors; (f) an acquisition of or merger with another company that has not adopted similar targets and goals or whose progress towards reaching its goals is not as advanced as ours; and (g) exogenous macroeconomic or supply chain shocks, which could result in fluctuations in our fuel consumption and GHG emissions in a given period. In addition, we could be required to expend amounts in future periods as we continue to work towards achieving our targets, which may have a material effect on our business, financial condition, results of operations, or liquidity.

General Risk Factors
Public health emergencies, epidemics, or pandemics impact our business. The global spread of COVID-19, and the responses of governments, businesses, and individuals to combat it, caused significant volatility, uncertainty, and economic disruption, which adversely impacted our operations and those of our customers. A new public health emergency, such as an epidemic or pandemic, could lead to similar impacts. Government authorities have at various times recommended or imposed certain social distancing, quarantine, and isolation measures to varying degrees, with many such measures impacting large portions of the population, including limitations on travel and mandatory cessation of certain business activities. Both the outbreak and the containment and mitigation measures resulted in serious adverse impacts on the economy, and it is possible that such measures could return for future public health emergencies. The impact to our business and operations in another public health emergency will depend in part on the severity and duration of those measures and the extent and pace of economic recovery, which are difficult to predict.
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

We engage third-party cybersecurity firms to support our in-house cybersecurity initiatives and provide additional expertise with respect to our cybersecurity programs. Such firms are overseen by our General Counsel and Chief Information Security Officer and provide the following services:
•On an annual basis, conduct external and internal penetration testing to evaluate the susceptibility of our information systems to cybersecurity threats and the effectiveness of our cybersecurity program;
•On a biennial basis, conduct a comprehensive “tabletop” exercise to evaluate our incident response policies and procedures and provide relevant experience for our employees tasked with executing such response; and
•On a biennial basis, conduct a cybersecurity assessment based on the National Institute of Standards and Technology’s Cybersecurity Framework.
We have also established a process to evaluate third-party vendors and suppliers for cybersecurity risk and compliance with our security standards. As applicable, on an annual basis we review System and Organization Controls (SOC) 1 reports and similar reports or security controls questionnaires for all significant third-party vendors.
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
As of the date of this report, we have not experienced a cybersecurity incident that resulted in, or is reasonably likely to result in, a material effect on our business strategy, results of operations, or financial condition. Like other companies, we are the target of cyberattacks. In 2020, for example, we publicly announced that we were the target of a systems intrusion in which a third party infected certain of our systems with malware. Although we were able to resolve that matter without material impact, we cannot provide assurance that we will not be materially affected in the future by cybersecurity risks or any future material incidents. For more information, see Item 1A. Risk Factors, including the risk factor titled “We are increasingly dependent on sophisticated information technology systems; our business and results of operations are subject to adverse impacts due to the disruption, failure, or breaches of these systems.”
ITEM 2. PROPERTIES
We own a limited number of facilities; however, the majority of our operations are conducted at leased properties, which are located throughout the United States. These properties consist of offices, warehouses, fabrication shops, and maintenance and cleaning facilities. We do not consider any one of these locations to be material to our operations. We believe that our facilities are well maintained, in good operating condition, and suitable for the purposes for which they are used.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Anthony J. Guzzi, Age 61; President since October 2004, Chief Executive Officer since January 2011 and Chairman of the Board since June 2018. From October 2004 to January 2011, Mr. Guzzi served as Chief Operating Officer of the Company. From August 2001 until he joined the Company, Mr. Guzzi was President of the North American Distribution and Aftermarket Division of Carrier Corporation (“Carrier”). Carrier is a manufacturer and distributor of commercial and residential HVAC and refrigeration systems and equipment and a provider of aftermarket services and components of its own products and those of other manufacturers in both the HVAC and refrigeration industries.
Jason R. Nalbandian, Age 38; Chief Financial Officer of the Company since April 2024 and Senior Vice President and Chief Accounting Officer of the Company since January 2022. From February 2019 to January 2022, Mr. Nalbandian served as Controller of the Company and was Assistant Controller of the Company from January 2017 to February 2019. Mr. Nalbandian joined the Company in May 2014 as Director of Accounting and Analysis. Prior to joining EMCOR, he worked in the assurance practice of Ernst & Young LLP.
Maxine L. Mauricio, Age 54; General Counsel and Secretary of the Company since January 2016, Executive Vice President since February 2021, and Chief Administrative Officer since December 2023. Ms. Mauricio was a Senior Vice President of the Company from January 2016 to February 2021. From January 2012 to December 2015, Ms. Mauricio was Vice President and Deputy General Counsel of the Company, and from May 2002 to December 2011, she served as Assistant General Counsel of the Company. Prior to joining the Company, Ms. Mauricio was an associate at Ropes & Gray LLP.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock trades on the New York Stock Exchange under the symbol “EME.”
Holders. As of February 20, 2026, there were approximately 1,200 stockholders of record.
Dividends. We have paid quarterly dividends since October 25, 2011. We expect that such quarterly dividends will be paid for the foreseeable future. Prior to October 25, 2011, no cash dividends had been paid on the Company’s common stock. During 2025, we paid a regular quarterly dividend of $0.25 per share. In December 2025, our Board of Directors announced its intention to increase the regular quarterly dividend to $0.40 per share commencing with the dividend to be paid in January 2026. Our 2023 Credit Agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay such quarterly dividends for the foreseeable future. See Note 9 - Debt of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further information regarding our 2023 Credit Agreement.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes repurchases of our common stock made by us during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Programs

October 1, 2025 to October 31, 2025	10,377	$669.69	10,377	$329,119,607
November 1, 2025 to November 30, 2025	134,792	$611.95	134,792	$245,849,432
December 1, 2025 to December 31, 2025	106,370	$607.79	106,370	$680,584,373
Total	251,539	$612.58	251,539
_________

(1)    In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, through December 31, 2025, the Board has authorized us to repurchase up to $3.65 billion of our outstanding common stock. As of December 31, 2025, there remained authorization for us to repurchase approximately $680.6 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. Refer to Note 12 - Common Stock of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further information regarding our share repurchase program.

(2)    Excludes 4,426 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.

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
•United States building services; and
•United States industrial services.
We refer to our United States electrical construction and facilities services segment and our United States mechanical construction and facilities services segment together as our United States construction segments.
On December 1, 2025, we sold our United Kingdom operations, the results of which are reported within our United Kingdom building services segment through the date of sale.
For a more complete description of our operations, refer to Item 1. Business.
2025 versus 2024
Overview
The following table presents selected financial data for the fiscal years ended December 31, 2025 and 2024 (in thousands, except percentages and per share data):

	2025	2024
Revenues	$16,986,422	$14,566,116
Revenues increase from prior year	16.6%	15.8%
Gross profit	$3,282,988	$2,765,051
Gross profit as a percentage of revenues	19.3%	19.0%
Gain on sale of United Kingdom operations	$144,876	$—
Operating income	$1,713,418	$1,344,863
Operating income as a percentage of revenues	10.1%	9.2%
Net income attributable to EMCOR Group, Inc.	$1,272,817	$1,007,145
Diluted earnings per common share	$28.19	$21.52
Revenues of $16.99 billion for the year ended December 31, 2025 set a new annual record for the Company and represent an increase of 16.6% from revenues of $14.57 billion for the year ended December 31, 2024. Demand for our services continues to be broad-based with strength across most of the market sectors we serve. As described in further detail below, we experienced revenue growth within all of our reportable segments, except for our United States industrial services segment, which saw a modest reduction in revenues year-over-year. Revenues for the year ended December 31, 2025 included incremental acquisition contribution of approximately $1.27 billion.
Operating income for 2025 was $1.71 billion, or 10.1% of revenues, compared to operating income of $1.34 billion, or 9.2% of revenues, in 2024. Our operating results for the year ended December 31, 2025 included a $144.9 million gain on the sale of our United Kingdom operations, which positively impacted operating margin by 85 basis points. Excluding the impact of such gain, operating income increased by $223.7 million and established a new annual record for the Company. As described in further detail below, such increase in operating income was predominantly driven by greater contribution from our United States construction segments. Operating income for the year ended December 31, 2025 included incremental acquisition contribution of $24.4 million, net of amortization expense attributable to identifiable intangible assets of $50.6 million.
Net income of $1.27 billion, or $28.19 per diluted share, for the year ended December 31, 2025, compares favorably to net income of $1.01 billion, or $21.52 per diluted share, for the year ended December 31, 2024. While the majority of the increase in our net income and diluted earnings per share was a result of the increased operating income referenced above, diluted earnings per share for the year ended December 31, 2025 additionally benefited from a reduced weighted average share count given the impact of common stock repurchases made by us throughout 2024 and 2025.

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
On February 3, 2025, we completed the acquisition of Miller Electric Company (“Miller Electric”), a leading electrical contractor, for total cash consideration of approximately $876.8 million. In addition to Miller Electric, during 2025, we acquired nine companies for upfront consideration of $182.1 million. During 2024, we acquired seven companies for upfront consideration of $231.1 million. For further discussion regarding our acquisitions, refer to Note 4 - Acquisitions and Dispositions of Businesses of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
Discussion and Analysis of Results of Operations
Revenues
The following table presents our revenues for each of our operating segments and the approximate percentages that each segment’s revenues were of total revenues for the years ended December 31, 2025 and 2024 (in thousands, except for percentages):

	2025	% of Total	2024	% of Total
Revenues from unrelated entities:
United States electrical construction and facilities services	$5,074,252	30%	$3,342,927	23%
United States mechanical construction and facilities services	7,050,481	42%	6,405,657	44%
United States building services	3,122,242	18%	3,114,817	21%
United States industrial services	1,268,099	7%	1,277,190	9%
Total United States operations	16,515,074	97%	14,140,591	97%
United Kingdom building services	471,348	3%	425,525	3%
Consolidated revenues	$16,986,422	100%	$14,566,116	100%

As described in more detail below, as a result of strong demand for our services across most of the market sectors we serve, consolidated revenues for the year ended December 31, 2025 increased to $16.99 billion compared to consolidated revenues of $14.57 billion for the year ended December 31, 2024. Revenues for 2025 included incremental acquisition contribution of approximately $1.27 billion.
Revenues of our United States electrical construction and facilities services segment were $5.07 billion for the year ended December 31, 2025, a $1.73 billion increase compared to revenues of $3.34 billion for the year ended December 31, 2024. This segment’s results for 2025 included $1.11 billion of incremental acquisition revenues, almost entirely from Miller Electric. From a market sector perspective, increased revenues were generated from nearly all of the sectors we serve. While the largest increase in revenues was seen within the network and communications market sector, predominantly driven by greater demand for data center construction projects, this segment also experienced notable revenue growth within: (a) the healthcare market sector, as a result of greater project activity across several of the geographies in which we operate, (b) the commercial market sector, inclusive of certain tenant fit-out and warehousing and distribution projects, (c) the institutional market sector, primarily given an increase in revenues from public sector projects, (d) the hospitality and entertainment market sector, due to select project opportunities, and (e) the transportation market sector, stemming from certain infrastructure projects currently underway. Revenues of this segment for the year ended December 31, 2025 additionally benefited from greater levels of short-duration projects and service work. Partially offsetting these increases was a reduction in high-tech manufacturing revenues as we completed or reached substantial completion on various semiconductor, bio-tech, and life sciences construction projects.
Our United States mechanical construction and facilities services segment revenues for the year ended December 31, 2025 were $7.05 billion, a $644.8 million increase compared to revenues of $6.41 billion for the year ended December 31, 2024. This segment’s results for 2025 included $145.2 million of incremental acquisition revenues. Similar to our United States electrical construction and facilities services segment, this segment experienced the most significant increase in revenues within the network and communications market sector due to greater demand for data center construction projects. In addition to data centers, notable revenue growth was generated from: (a) the manufacturing and industrial market sector, primarily driven by certain food processing projects, (b) the hospitality and entertainment market sector, given increased project activity, and (c) the water and wastewater market sector as a result of greater opportunities in the Southeast region of the United States. Further contributing to the revenue increase within this segment were greater levels of short-duration projects and service work. These increases were partially offset by revenue declines from: (a) the high-tech manufacturing market sector, largely as we completed certain semiconductor manufacturing construction projects, and (b) the commercial market sector, as a result of: (i) the completion or substantial completion of several tenant fit-out or office projects, and (ii) fewer active warehousing and distribution projects for some of our e-commerce customers during the year.
Revenues of our United States building services segment were $3.12 billion for the year ended December 31, 2025 compared to $3.11 billion for the year ended December 31, 2024. Revenues of this segment for 2025 included incremental acquisition contribution of $2.6 million. This segment’s mechanical services division experienced revenue growth from: (a) HVAC project and retrofit work, as demand for these services remained strong, partially as our customers continue to seek ways to improve the energy efficiency of their facilities, (b) service repair and maintenance volumes, given growth in our service contract base, and (c) building automation and controls projects, as we continue to expand our service offerings in this area. Offsetting the strength of the mechanical services division were revenue declines within this segment’s commercial site-based and government site-based services divisions due to the loss of certain facilities maintenance contracts that were not renewed upon rebid in a prior period.
Revenues of our United States industrial services segment for the year ended December 31, 2025 were $1.27 billion, a slight decrease compared to revenues of $1.28 billion for the year ended December 31, 2024 given: (a) lower turnaround project demand when compared to the prior year, which benefited from scope growth on certain projects, (b) the deferral, delay, or cancellation of previously planned turnaround projects, and (c) the completion of a renewable fuel project, which was active throughout 2024. This segment’s results for 2025 included $19.7 million of incremental acquisition revenues.
On December 1, 2025, we sold our United Kingdom operations, the results of which are reported within our United Kingdom building services segment through the date of sale. Revenues of this segment for the applicable 2025 period were $471.3 million compared to $425.5 million for the year ended December 31, 2024. The period-over-period increase was due to: (a) greater service revenues, as a result of: (i) the award of new facilities maintenance contracts and (ii) scope expansion on previously existing contracts, and (b) an increase in project work, largely within the manufacturing and industrial and network and communications market sectors. Revenues of this segment for 2025 were positively impacted by $14.1 million given favorable exchange rate movements for the British pound versus the United States dollar.
Cost of sales and gross profit
The following table presents cost of sales, gross profit (revenues less cost of sales), and gross profit as a percentage of revenues (“gross profit margin”) for the years ended December 31, 2025 and 2024 (in thousands, except for percentages):

	2025	2024
Cost of sales	$13,703,434	$11,801,065
Gross profit	$3,282,988	$2,765,051
Gross profit margin	19.3%	19.0%
Consolidated gross profit for the year ended December 31, 2025 was $3.28 billion, or 19.3% of revenues, compared to consolidated gross profit of $2.77 billion, or 19.0% of revenues, for the year ended December 31, 2024. Gross profit for 2025 included incremental acquisition contribution of $165.6 million, net of amortization expense attributable to identifiable intangible assets of $28.1 million. Excluding the impact of acquisitions, the year-over-year increases in gross profit and gross profit margin were driven by both of our United States construction segments, as well as our United States building services segment, in each case due to improved revenue mix and excellent project execution.
Selling, general and administrative expenses
The following table presents selling, general and administrative expenses (“SG&A”) and selling, general and administrative expenses as a percentage of revenues (“SG&A margin”) for the years ended December 31, 2025 and 2024 (in thousands, except for percentages):

	2025	2024
Selling, general and administrative expenses	$1,714,446	$1,420,188
SG&A margin	10.1%	9.7%
Our selling, general and administrative expenses for the year ended December 31, 2025 were $1.71 billion, or 10.1% of revenues, compared to selling, general and administrative expenses of $1.42 billion, or 9.7% of revenues, for the year ended December 31, 2024. Selling, general and administrative expenses for 2025 included $141.3 million of incremental expenses directly related to companies acquired, including amortization expense attributable to identifiable intangible assets of $22.5 million. Additionally included in selling, general and administrative expenses for 2025 were $9.4 million of transaction related costs incurred in connection with the acquisition of Miller Electric and $10.7 million of transaction related costs incurred in connection with the sale of our United Kingdom operations.

Excluding incremental expenses resulting from acquisitions and dispositions, our selling, general and administrative expenses increased by $132.9 million, primarily as a result of greater: (a) incentive compensation expense, predominantly within our United States construction segments, given higher annual operating results, (b) salaries and related employment expenses, due to additional headcount to support our organic revenue growth as well as annual cost of living adjustments, and (c) computer hardware and software costs due to various information technology and cybersecurity initiatives currently in process.
The 40 basis point increase in our SG&A margin for the year ended December 31, 2025 was primarily due to: (a) improved gross profit and gross profit margin, which resulted in the above-referenced increase in incentive compensation expense across certain of our operating subsidiaries, and (b) the impact of the transaction related costs referenced above.
Operating income (loss)
The following table presents by segment our operating income (loss) and each segment’s operating income (loss) as a percentage of such segment’s revenues (“operating margin”) for the years ended December 31, 2025 and 2024 (in thousands, except for percentages):

	2025	% of Segment Revenues	2024	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$611,952	12.1%	$447,186	13.4%
United States mechanical construction and facilities services	905,325	12.8%	799,613	12.5%
United States building services	187,192	6.0%	176,720	5.7%
United States industrial services	24,998	2.0%	44,213	3.5%
Total United States operations	1,729,467	10.5%	1,467,732	10.4%
United Kingdom building services	20,969	4.4%	21,485	5.0%
Corporate administration	(181,894)	—	(144,354)	—
Gain on sale of United Kingdom operations	144,876		—
Consolidated operating income	1,713,418	10.1%	1,344,863	9.2%
Other items:
Net periodic pension income	211		894
Interest expense	(12,020)		(3,779)
Interest income	20,015		35,404
Income before income taxes	$1,721,624		$1,377,382
Operating income for the year ended December 31, 2025 was $1.71 billion, an increase of $368.6 million compared to operating income of $1.34 billion for the year ended December 31, 2024. Operating margin was 10.1% and 9.2% in 2025 and 2024, respectively. Our operating results for the year ended December 31, 2025 included a $144.9 million gain on the sale of our United Kingdom operations, which positively impacted operating margin by 85 basis points. Excluding the impact of such gain, operating income increased by $223.7 million, predominantly as a result of greater contribution from our United States construction segments, as described in further detail below. Operating income for the year ended December 31, 2025 included incremental acquisition contribution of $24.4 million net of amortization expense attributable to identifiable intangible assets of $50.6 million.
Operating income of our United States electrical construction and facilities services segment for the year ended December 31, 2025 was $612.0 million compared to operating income for the year ended December 31, 2024 of $447.2 million. Largely driven by Miller Electric, this segment’s operating income for 2025 included incremental acquisition contribution of $22.1 million, net of amortization expense attributable to identifiable intangible assets of $42.0 million. The year-over-year increase in operating income of this segment resulted from greater gross profit given its growth in revenues. Although the most significant increase in gross profit was experienced within the network and communications market sector, increased gross profit was generated within the majority of the other market sectors in which we operate, generally in line with the revenue trends described above. While below the record 13.4% operating margin earned in 2024, operating margin of our United States electrical construction and facilities services segment for 2025 of 12.1% remained above its historical average and reflects the overall strength of our project portfolio. Operating margin for the year ended December 31, 2025 was negatively impacted by: (a) lower profitability on certain projects in new geographies where we encountered reduced labor productivity or availability while investing in the development of a workforce and (b) the incremental intangible asset amortization expense resulting from the acquisition of Miller Electric, which reduced operating margin by approximately 80 basis points.

Our United States mechanical construction and facilities services segment’s operating income for the year ended December 31, 2025 was $905.3 million, or 12.8% of revenues, compared to operating income of $799.6 million, or 12.5% of revenues, for the year ended December 31, 2024. In addition to the impact of greater revenues, the operating results of this segment for 2025 benefited from a more favorable mix of work and better project execution, including enhanced productivity, due in part to investments in virtual design and construction, prefabrication, and automation. From a market sector perspective, greater profitability was experienced across a number of the sectors in which we operate, with the most significant increase in gross profit coming from network and communications. This segment’s operating income for the year ended December 31, 2025 included incremental acquisition contribution of $3.7 million, net of amortization expense attributable to identifiable intangible assets of $6.4 million. Partially offsetting this increased profitability was a decrease in gross profit from the commercial and high-tech manufacturing market sectors, primarily as a result of the reduced revenues within these sectors, as referenced above.
Operating income of our United States building services segment for the year ended December 31, 2025 was $187.2 million, or 6.0% of revenues, compared to operating income of $176.7 million, or 5.7% of revenues, for the year ended December 31, 2024. For 2025, this segment’s mechanical services division continued to produce strong margins across its portfolio of HVAC retrofits, building automation and controls projects, and repair service work orders. Headwinds faced in this segment’s commercial site-based services and government site-based services divisions, given the loss of the previously referenced facilities maintenance contracts, partially offset such profitability during the year. The results of this segment for the year ended December 31, 2024 included an $11.0 million reserve for a specific customer bankruptcy within its commercial site-based services division, which negatively impacted the segment’s operating margin by 30 basis points in such prior year period.
Our United States industrial services segment’s operating income for the year ended December 31, 2025 was $25.0 million, or 2.0% of revenues, compared to operating income of $44.2 million, or 3.5% of revenues, for the year ended December 31, 2024. The year-over-year decrease in operating income and operating margin of this segment was primarily a result of a less favorable revenue mix when compared to the prior year period, which benefited from: (a) turnaround projects of a greater size, (b) a large renewable fuel project, and (c) a greater amount of indirect labor absorption.
As referenced above, on December 1, 2025, we sold our United Kingdom operations, the results of which are reported within our United Kingdom building services segment through the date of sale. Operating income of this segment for the applicable 2025 period was $21.0 million, or 4.4% of revenues, compared to operating income of $21.5 million, or 5.0% of revenues, for the year ended December 31, 2024. Operating income for the 2025 period included $3.7 million of transaction related costs incurred in connection with the sale, which reduced operating margin of the segment by approximately 80 basis points. Excluding these expenses, the increase in this segment’s operating income and operating margin was due to the revenue growth it experienced, which resulted in: (a) greater gross profit and (b) a reduction in SG&A margin due to the leverage gained on its overhead cost structure. Operating income of this segment for 2025 was positively impacted by $0.7 million as a result of favorable exchange rate movements for the British pound versus the United States dollar.
Our corporate administration expenses for the year ended December 31, 2025 were $181.9 million compared to $144.4 million for the year ended December 31, 2024. Corporate expenses for 2025 included $9.4 million of transaction related costs incurred in connection with the acquisition of Miller Electric as well as $7.0 million of transaction related costs incurred in connection with the sale of our United Kingdom operations. Excluding these items, the increase in corporate expenses for 2025 was primarily a result of greater: (a) computer hardware and software costs, due to various information technology and cybersecurity initiatives currently in process, and (b) employment expenses, partially due to additional headcount to support our growth as well as annual cost of living adjustments.
Other items
Interest expense was $12.0 million for the year ended December 31, 2025, an increase of $8.2 million compared to interest expense of $3.8 million for the year ended December 31, 2024. Such year-over-year increase was due to the temporary utilization of our revolving credit facility during 2025.
For the year ended December 31, 2025, interest income was $20.0 million, a decrease of $15.4 million compared to interest income of $35.4 million for the year ended December 31, 2024. This year-over-year decrease was a result of a lower average daily invested cash balance in 2025.
Our income tax provision for the year ended December 31, 2025 was $448.8 million, based on an income tax rate of 26.1%, compared to an income tax provision and an income tax rate of $370.2 million and 26.9%, respectively, for the year ended December 31, 2024. Refer to Note 11 - Income Taxes of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further discussion regarding our income tax provision and effective income tax rate.

Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	December 31, 2025	% of Total	December 31, 2024	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$4,963,855	38%	$3,068,396	31%
United States mechanical construction and facilities services	6,929,300	52%	5,463,096	54%
United States building services	1,188,537	9%	1,246,642	12%
United States industrial services	171,972	1%	138,599	1%
Total United States operations	13,253,664	100%	9,916,733	98%
United Kingdom building services	—	—%	185,466	2%
Total operations	$13,253,664	100%	$10,102,199	100%
Our remaining performance obligations at December 31, 2025 were $13.25 billion, a $3.15 billion increase compared to remaining performance obligations of $10.10 billion at December 31, 2024. Acquisitions, including Miller Electric, account for approximately $1.61 billion of the year-over-year increase, with the remaining growth resulting from new contract awards, notably within our United States construction segments. Remaining performance obligations decreased by $185.5 million due to the sale of our United Kingdom operations. From a market sector perspective, we experienced growth within the majority of the sectors we serve, with the most significant increases within: (a) network and communications, predominantly as a result of several data center construction contracts, (b) institutional, largely as we continue to see demand for our services from education customers, including a number of colleges and universities, (c) water and wastewater, given recent project awards in the Southeast region of the United States, (d) hospitality and entertainment, due to select project opportunities, (e) manufacturing and industrial, resulting from certain: (i) food processing construction projects and (ii) renewable energy projects, and (f) commercial, including various warehousing and distribution projects. Partially offsetting these increases was a reduction in remaining performance obligations from the high-tech manufacturing market sector, primarily due to the completion of certain semiconductor manufacturing construction projects.
See Note 3 - Revenue from Contracts with Customers of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further disclosure regarding our remaining performance obligations.
2024 versus 2023
For discussion and analysis of results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2024.

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
As of December 31, 2025, we had cash and cash equivalents of $1.11 billion, which are maintained in depository accounts and highly liquid investments with original maturity dates of three months or less. Both our short-term and long-term liquidity requirements are expected to be met through our cash and cash equivalent balances, cash generated from our operations, and, as necessary, the borrowing capacity under our revolving credit facility. Our credit agreement provides for a $1.30 billion revolving credit facility, for which there was $1.23 billion of available capacity as of December 31, 2025.
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
Cash Flows
The following table presents a summary of our operating, investing, and financing cash flows (in thousands):

	2025	2024
Net cash provided by operating activities	$1,302,063	$1,407,894
Net cash used in investing activities	$(873,586)	$(299,284)
Net cash used in financing activities	$(663,761)	$(555,365)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$6,857	$(2,600)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(228,427)	$550,645
During the year ended December 31, 2025, our cash balance, including cash equivalents and restricted cash, decreased by $228.4 million from $1.34 billion at December 31, 2024 to $1.11 billion at December 31, 2025. Changes in our cash position from December 31, 2024 to December 31, 2025 are described in further detail below. For a discussion of the changes in our cash position from December 31, 2023 to December 31, 2024, refer to the Liquidity and Capital Resources section included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2024.
Operating Activities – Operating cash flows generally represent our net income as adjusted for certain non-cash items and changes in assets and liabilities. For 2025, net cash provided by operating activities was approximately $1.30 billion compared to approximately $1.41 billion in 2024. The $105.8 million decrease in our operating cash flow was a result of an increase in working capital, primarily on our construction projects, given the progression on a number of contracts for which we were previously billed ahead. As we worked through these upfront payments, we saw the expected decrease in operating cash as our cash outflows exceeded our inflows on these projects. Such decrease was partially offset by a year-over-year increase in our net income.

Investing Activities – Investing cash flows consist primarily of payments for acquisition of businesses, capital expenditures, and proceeds from the sale or disposal of property, plant, and equipment or other long-term assets. Net cash used in investing activities for 2025 increased by approximately $574.3 million compared to 2024, primarily due to an increase in payments for acquisitions, including Miller Electric, partially offset by the proceeds from the sale of our United Kingdom operations.
Financing Activities – Financing cash flows consist primarily of the issuance and repayment of short-term and long-term debt, repurchases of common stock, payments of dividends to stockholders, and the issuance of common stock through certain equity plans. Net cash used in financing activities during 2025 was $663.8 million compared to $555.4 million during 2024. The $108.4 million variance was primarily due to an increase in common stock repurchases made by us. The timing of common stock repurchases is at management’s discretion subject to securities laws and other legal requirements and depends upon several factors, including market and business conditions, current and anticipated future liquidity, share price, and share availability, among others. For additional detail regarding our share repurchase program, refer to Note 12 - Common Stock of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
During 2025, we paid a regular quarterly dividend of $0.25 per share. For the years ended December 31, 2025 and 2024, cash payments related to dividends were $45.0 million and $43.4 million, respectively. In December 2025, our Board of Directors announced its intention to increase the regular quarterly dividend to $0.40 per share commencing with the dividend to be paid in January 2026. Our credit agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay such quarterly dividends for the foreseeable future.
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash – Prior to the sale of our United Kingdom operations in December of 2025, we were exposed to fluctuations in foreign currency exchange rates with respect to the British pound. Therefore, the $9.5 million variance between the years ended December 31, 2025 and 2024 was a direct result of exchange rate movements for the British pound versus the United States dollar.
Material Cash Requirements from Contractual and Other Obligations
As of December 31, 2025, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
Outstanding Debt and Interest Payments – As of December 31, 2025, there were no direct borrowings outstanding under our revolving credit facility. Interest payments on any future borrowings will be determined based on prevailing interest rates at that time. Refer to Note 9 - Debt of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further detail of our debt obligations, including our revolving credit facility.
Operating and Finance Leases – In the normal course of business, we lease real estate, vehicles, and equipment under various arrangements which are classified as either operating or finance leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $570.5 million at December 31, 2025, with $122.3 million payable within the next 12 months. Refer to Note 16 - Leases of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further detail surrounding our lease obligations and the timing of expected future payments.
Open Purchase Obligations – As of December 31, 2025, we had $3.07 billion of open purchase obligations, of which payments totaling approximately $2.63 billion are expected to become due within the next 12 months. These obligations represent open purchase orders to suppliers and subcontractors related to our construction and services contracts. These purchase orders are not reflected in the Consolidated Balance Sheets and are not expected to impact future liquidity as amounts should be recovered through customer billings.
Insurance Obligations – As described in further detail in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, we have loss payment deductibles and/or self-insured retentions for certain insurance matters. As of December 31, 2025, our insurance liabilities, net of estimated recoveries, were $291.0 million. Of this net amount, approximately $68.5 million is estimated to be payable within the next 12 months. Due to many uncertainties inherent in resolving these matters, it is not practical to estimate these payments beyond such period. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase.
Contingent Consideration Liabilities – We have incurred liabilities related to contingent consideration arrangements associated with certain acquisitions, payable in the event discrete performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The aggregate amount of these liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance during such post-acquisition periods, and accretion in present value. As of December 31, 2025, the present value of expected future payments relating to these contingent consideration arrangements was $8.8 million. Of this amount, $7.3 million is estimated as being payable during 2026.

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
Multiemployer Benefit Plans – In addition to our Company sponsored benefit plans, we participate in certain multiemployer pension and other post-retirement plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining agreements. During 2025, 2024, and 2023, contributions made to these plans were $725.7 million, $577.0 million, and $502.3 million, respectively; however, our future contributions to the multiemployer plans are dependent upon a number of factors. Amounts of future contributions that we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated. Refer to Note 14 - Retirement Plans of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for more information regarding multiemployer benefit plans.
Off-Balance Sheet Arrangements and Other Commercial Commitments
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of December 31, 2025, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $3.03 billion, which represents approximately 23% of our total remaining performance obligations.
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
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds or letters of credit may be issued as collateral for certain insurance obligations. As of December 31, 2025, we satisfied approximately $105.5 million and $72.8 million of the collateral requirements of our insurance programs by utilizing surety bonds and letters of credit, respectively. All such letters of credit were issued under our revolving credit facility, therefore reducing the available capacity of such facility.
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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements is based on the application of significant accounting policies, which require management to make estimates and assumptions. Our significant accounting policies are described further in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. We base our estimates on historical experience, known or expected trends, third-party valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. There have been no significant changes to our critical accounting policies or methods for the year ended December 31, 2025. We believe the following critical accounting policies govern the more significant judgments and estimates used in the preparation of our financial statements.
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
Based on an evaluation of individual projects that were substantially complete in prior periods but had revisions to total estimated costs or anticipated contract value (inclusive of the settlement of previously outstanding change orders and claims) that resulted in an increase to profitability in excess of $1.0 million, we recognized revenue during the years ended December 31, 2025, 2024, and 2023 as summarized in the following table (in thousands):

	2025	2024	2023
United States electrical construction and facilities services	$2,513	$14,006	$3,350
United States mechanical construction and facilities services	13,834	10,551	13,114
Total impact	$16,347	$24,557	$16,464

In addition, included in our results for the year ended December 31, 2024 was $12.3 million of gross profit recognized on two contracts as a result of favorable developments on certain claims. Of this amount, $8.4 million was reported within our United States electrical construction and facilities services segment and $3.9 million was reported within our United States mechanical construction and facilities services segment.
Based on an evaluation of individual projects that had revisions to total estimated costs or anticipated contract value that resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted during the years ended December 31, 2025, 2024, and 2023, as summarized in the following table (in thousands):

	2025	2024	2023
United States electrical construction and facilities services	$50,866	$27,977	$12,535
United States mechanical construction and facilities services	35,075	38,342	10,864
United States building services	—	—	5,658
Total impact	$85,941	$66,319	$29,057
Due to the significant judgments utilized in the estimation process described above, if subsequent actual results and/or updated assumptions, estimates, or projections related to our underlying project positions were to change from those utilized at December 31, 2025, it could result in a material impact to our results of operations. For example, a 50 basis point increase or decrease in the estimated gross profit margin on our uncompleted construction projects, in the aggregate, as a result of a revision in estimated costs to complete a performance obligation or a revision in estimated transaction price, would have resulted in an increase or decrease to operating income of approximately $175 million for the year ended December 31, 2025.
See Note 3 - Revenue from Contracts with Customers of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further disclosure regarding revenue recognition.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. We believe the liabilities recognized on the Consolidated Balance Sheets for these obligations are adequate. However, such obligations are difficult to assess and estimate due to numerous factors, including severity of injury, determination of liability in proportion to other parties, timely reporting of occurrences, and effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and will be recorded in the period that the experience becomes known. In addition, an increase in the cost to settle insurance claims could result in higher insurance costs and deductibles. As of December 31, 2025, our estimated net insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims increased by $50.8 million when compared to December 31, 2024. Such increase was a result of greater potential exposures, including the impact of acquired companies, and an increase in certain of our deductibles or self-insured retentions. If our estimated insurance liabilities for workers’ compensation, automobile liability, general liability, and property claims were to increase by 10%, it would have resulted in $29.1 million of additional expense for the year ended December 31, 2025.
Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets
Goodwill
As of December 31, 2025 and 2024, we had goodwill of $1.41 billion and $1.02 billion, respectively, arising out of the acquisition of businesses. Goodwill is not amortized but instead allocated to its respective reporting unit and evaluated for impairment annually, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. We have determined that our reporting units are consistent with the reportable segments identified in Note 18 - Segment Information of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. As of December 31, 2025, approximately 36.7% of our goodwill related to our United States electrical construction and facilities services segment, approximately 28.5% related to our United States mechanical construction and facilities services segment, approximately 26.0% related to our United States building services segment, and approximately 8.8% related to our United States industrial services segment.

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
We performed our annual impairment assessment of all reporting units as of October 1, 2025 and determined there was no impairment of goodwill. Based on these impairment assessments, the fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment exceeded their carrying values by approximately $6.43 billion, $10.11 billion, $1.27 billion, and $120.3 million, respectively. As part of such annual testing, we compared the aggregate fair value of our reporting units to our market capitalization, noting that such comparison supported the reasonableness of the key assumptions utilized in determining the fair value of each of our reporting units.
In completing our annual impairment assessment, we determined the fair value of each of our reporting units using an income approach whereby fair value was calculated utilizing discounted estimated future cash flows, assuming a risk-adjusted industry weighted average cost of capital. The weighted average cost of capital used in our annual impairment testing was 10.4% for our United States construction segments, 11.0% for our United States building services segment, and 10.6% for our United States industrial services segment. These weighted average cost of capital estimates were developed with the assistance of an independent third-party valuation specialist and reflect the overall level of inherent risk within the respective reporting unit and the rate of return a market participant would expect to earn.
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
Due to the inherent uncertainties involved in making estimates, our assumptions may change in future periods. Estimates and assumptions made for purposes of our goodwill impairment testing may prove to be inaccurate predictions of the future, and other factors used in assessing fair value, such as the weighted average cost of capital, are outside the control of management. Unfavorable changes in certain of these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average cost of capital would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $445.2 million, $609.5 million, $99.5 million, and $25.3 million, respectively. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $242.3 million, $342.4 million, $49.2 million, and $9.9 million, respectively. Given the amounts by which the fair value exceeds the carrying value for each of our reporting units, the decreases in estimated fair values described above would not have significantly impacted the results of our 2025 impairment tests. Further, for each of our reporting units, a 10% decline in the estimated fair value of such reporting unit, due to other changes in our assumptions, including forecasted future cash flows, would not have significantly impacted the results of our 2025 impairment tests.
Identifiable Intangible Assets and Other Long-Lived Assets
As of December 31, 2025 and 2024, net identifiable intangible assets (primarily consisting of our customer relationships, subsidiary trade names, contract backlog, and developed technology/vendor network) arising out of the acquisition of businesses were $1.11 billion and $648.2 million, respectively. The determination of identifiable intangible asset values, related estimated useful lives, and whether those assets are impaired involves significant judgments based upon short- and long-term projections of future performance. These forecasts reflect assumptions regarding anticipated macroeconomic conditions as well as our ability to successfully integrate acquired businesses.
Absent earlier indicators of impairment, we test for impairment of subsidiary trade names that are not subject to amortization on an annual basis (October 1). In addition, we review for impairment of identifiable intangible assets that are being amortized as well as other long-lived assets whenever facts and circumstances indicate that their carrying values may not be fully recoverable.

As of October 1, 2025, we performed our annual impairment testing of all subsidiary trade names that are not subject to amortization and determined that there was no impairment of these assets. In performing this impairment assessment, we considered the sensitivity of the reported amounts to the methods, assumptions, and estimates underlying our testing. For example, we performed sensitivity analyses and concluded that, individually, none of the following changes in estimates or assumptions would have significantly impacted the results of our testing or resulted in a material impairment of our subsidiary trade names: (a) a 50 basis point increase in the discount rate utilized in our testing, (b) a 50 basis point decline in the perpetual growth rate utilized in our testing, or (c) a 10% decrease in the estimated fair value of each trade name.
With respect to identifiable intangible assets that are being amortized as well as other long-lived assets, we did not identify any circumstances indicating that their carrying values may not be fully recoverable and, therefore, no impairment testing was required for these assets during the year ended December 31, 2025.
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
Refer to Note 8 - Goodwill, Identifiable Intangible Assets, and Other Long-Lived Assets of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data for further information about our goodwill and identifiable intangible assets as well as our impairment testing. No impairment of our goodwill or identifiable intangible assets was recognized during the years ended December 31, 2025, 2024, or 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used any derivative financial instruments during the years ended December 31, 2025 and 2024, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for any borrowings under our revolving credit facility, which bear interest at variable rates. Although the Federal Reserve Board lowered the federal funds rate in 2024 and 2025, the pace and extent of additional rate cuts are uncertain. For further information regarding our credit facility and associated borrowing rates, refer to Note 9 - Debt of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.
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
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction, building services, and industrial services operations. Trade and sanction policies (including tariffs) may also affect the pricing of such supplies and materials. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of approximately 14,400 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, certain of our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material costs could reduce our profitability with respect to projects in progress.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,111,968	$1,339,550
Accounts receivable, less allowance for credit losses of $22,757 and $34,957, respectively	4,241,177	3,577,537
Contract assets	337,717	284,791
Inventories	126,252	95,667
Prepaid expenses and other	120,231	91,644
Total current assets	5,937,345	5,389,189
Property, plant, and equipment, net	253,277	207,489
Operating lease right-of-use assets	439,029	316,128
Goodwill	1,412,414	1,018,415
Identifiable intangible assets, net	1,108,828	648,180
Other assets	140,506	137,072
Total assets	$9,291,399	$7,716,473
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,227,428	$937,087
Contract liabilities	2,327,360	2,047,540
Accrued payroll and benefits	870,154	751,434
Other accrued expenses and liabilities	340,785	336,555
Operating lease liabilities, current	99,213	81,247
Total current liabilities	4,864,940	4,153,863
Operating lease liabilities, long-term	368,996	261,575
Other long-term obligations	382,482	362,341
Total liabilities	5,616,418	4,777,779
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 61,252,599 and 61,186,088 shares issued, respectively	613	612
Capital surplus	101,336	97,475
Accumulated other comprehensive loss	(1,916)	(85,527)
Retained earnings	6,005,772	4,778,061
Treasury stock, at cost 16,732,232 and 15,375,963 shares, respectively	(2,431,861)	(1,852,964)
Total EMCOR Group, Inc. stockholders’ equity	3,673,944	2,937,657
Noncontrolling interests	1,037	1,037
Total equity	3,674,981	2,938,694
Total liabilities and equity	$9,291,399	$7,716,473
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31,
(In thousands, except per share data)

	2025	2024	2023
Revenues	$16,986,422	$14,566,116	$12,582,873
Cost of sales	13,703,434	11,801,065	10,493,534
Gross profit	3,282,988	2,765,051	2,089,339
Selling, general and administrative expenses	1,714,446	1,420,188	1,211,233
Gain on sale of United Kingdom operations	144,876	—	—
Impairment loss on long-lived assets	—	—	2,350
Operating income	1,713,418	1,344,863	875,756
Net periodic pension income (cost)	211	894	(1,119)
Interest expense	(12,020)	(3,779)	(17,199)
Interest income	20,015	35,404	15,415
Income before income taxes	1,721,624	1,377,382	872,853
Income tax provision	448,807	370,237	239,524
Net income including noncontrolling interests	1,272,817	1,007,145	633,329
Net income attributable to noncontrolling interests	—	—	335
Net income attributable to EMCOR Group, Inc.	$1,272,817	$1,007,145	$632,994

Basic earnings per common share	$28.30	$21.61	$13.37

Diluted earnings per common share	$28.19	$21.52	$13.31

Dividends declared per common share	$1.00	$0.93	$0.69

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Years Ended December 31,
(In thousands)

	2025	2024	2023
Net income including noncontrolling interests	$1,272,817	$1,007,145	$633,329
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,961	(2,900)	6,417
Changes in post-retirement plans (1)	2,110	3,077	1,330
Release of accumulated other comprehensive loss from sale of United Kingdom operations	73,540	—	—
Other comprehensive income	83,611	177	7,747
Comprehensive income	1,356,428	1,007,322	641,076
Comprehensive income attributable to noncontrolling interests	—	—	335
Comprehensive income attributable to EMCOR Group, Inc.	$1,356,428	$1,007,322	$640,741
_________________
(1)    Net of tax provision of $0.7 million, $1.0 million, and $0.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31,
(In thousands)

	2025	2024	2023
Cash flows - operating activities:
Net income including noncontrolling interests	$1,272,817	$1,007,145	$633,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,368	56,678	51,822
Amortization of identifiable intangible assets	119,052	77,002	67,143
Provision for credit losses	7,671	17,303	7,859
Deferred income taxes	(16,055)	(29,115)	(16,651)
Gain on sale of United Kingdom operations	(144,876)	—	—
Gain on sale or disposal of property, plant, and equipment	(2,229)	(1,012)	(2,057)
Excess tax benefits from share-based compensation	(5,006)	(3,978)	(1,719)
Equity income from unconsolidated entities	(62)	(98)	(1,660)
Non-cash expense for amortization of debt issuance costs	822	822	960
Non-cash (income) expense from contingent consideration arrangements	(534)	8,892	2,287
Non-cash expense for impairment of long-lived assets	—	—	2,350
Non-cash share-based compensation expense	20,595	19,978	13,739
Distributions from unconsolidated entities	251	1,554	400
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Increase in accounts receivable	(437,768)	(311,504)	(626,494)
(Increase) decrease in inventories	(26,951)	17,982	(23,442)
(Increase) decrease in contract assets	(42,752)	(13,318)	5,733
Increase (decrease) in accounts payable	189,349	(15,362)	82,192
Increase in contract liabilities	155,596	426,628	489,728
Increase in accrued payroll and benefits and other accrued expenses and liabilities	141,191	148,490	189,268
Changes in other assets and liabilities, net	3,584	(193)	24,868
Net cash provided by operating activities	1,302,063	1,407,894	899,655
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(1,022,105)	(228,173)	(96,491)
Net proceeds from sale of United Kingdom operations	256,622	—	—
Proceeds from sale or disposal of property, plant, and equipment	4,647	3,839	13,604
Purchases of property, plant, and equipment	(112,750)	(74,950)	(78,404)
Net cash used in investing activities	(873,586)	(299,284)	(161,291)
Cash flows - financing activities:
Proceeds from revolving credit facility	525,000	—	200,000
Repayments of revolving credit facility	(525,000)	—	(200,000)
Repayments of long-term debt and debt issuance costs	—	—	(246,171)
Repayments of finance lease liabilities	(2,692)	(2,855)	(2,776)
Dividends paid to stockholders	(45,023)	(43,384)	(32,684)
Repurchases of common stock	(586,258)	(489,820)	(127,713)
Taxes paid related to net share settlements of equity awards	(16,816)	(15,397)	(6,060)
Issuances of common stock under employee stock purchase plan	—	943	9,189
Payments for contingent consideration arrangements	(12,038)	(4,852)	(5,839)
Distributions to noncontrolling interests	(934)	—	—
Net cash used in financing activities	(663,761)	(555,365)	(412,054)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6,857	(2,600)	6,372
(Decrease) increase in cash, cash equivalents, and restricted cash	(228,427)	550,645	332,682
Cash, cash equivalents, and restricted cash at beginning of year (1)	1,340,395	789,750	457,068
Cash, cash equivalents, and restricted cash at end of period (1)	$1,111,968	$1,340,395	$789,750
_________________
(1)Includes $0.8 million and $0.6 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheets as of December 31, 2024 and 2022, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EQUITY
For The Years Ended December 31,
(In thousands)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2022	$1,974,291	$609	$74,795	$(93,451)	$3,214,281	$(1,222,645)	$702
Net income including noncontrolling interests	633,329	—	—	—	632,994	—	335
Other comprehensive income	7,747	—	—	7,747	—	—	—
Common stock issued under share-based compensation plans	—	2	(2)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(6,060)	—	(6,060)	—	—	—	—
Common stock issued under employee stock purchase plan	9,189	—	9,189	—	—	—	—
Common stock dividends	(32,684)	—	152	—	(32,836)	—	—
Repurchases of common stock	(128,736)	—	—	—	—	(128,736)	—
Share-based compensation expense	13,739	—	13,739	—	—	—	—
Balance, December 31, 2023	$2,470,815	$611	$91,813	$(85,704)	$3,814,439	$(1,351,381)	$1,037
Net income including noncontrolling interests	1,007,145	—	—	—	1,007,145	—	—
Other comprehensive income	177	—	—	177	—	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(15,397)	—	(15,397)	—	—	—	—
Common stock issued under employee stock purchase plan	943	—	943	—	—	—	—
Common stock dividends	(43,384)	—	139	—	(43,523)	—	—
Repurchases of common stock	(501,583)	—	—	—	—	(501,583)	—
Share-based compensation expense	19,978	—	19,978	—	—	—	—
Balance, December 31, 2024	$2,938,694	$612	$97,475	$(85,527)	$4,778,061	$(1,852,964)	$1,037
Net income including noncontrolling interests	1,272,817	—	—	—	1,272,817	—	—
Other comprehensive income	83,611	—	—	83,611	—	—	—
Common stock issued under share-based compensation plans	—	1	(1)	—	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(16,816)	—	(16,816)	—	—	—	—
Common stock dividends	(45,023)	—	83	—	(45,106)	—	—
Repurchases of common stock	(578,897)	—	—	—	—	(578,897)	—
Acquisition of noncontrolling interests	934	—	—	—	—	—	934
Distributions to noncontrolling interests	(934)	—	—	—	—	—	(934)
Share-based compensation expense	20,595	—	20,595	—	—	—	—
Balance, December 31, 2025	$3,674,981	$613	$101,336	$(1,916)	$6,005,772	$(2,431,861)	$1,037
_________________
(1)Represents cumulative foreign currency translation adjustment of $(1.9) million as of December 31, 2025 and cumulative foreign currency translation and post-retirement liability adjustments of $(4.7) million and $(80.8) million, respectively, as of December 31, 2024, and $(1.8) million and $(83.9) million, respectively, as of December 31, 2023.

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
The results of operations of companies acquired have been included in our results of operations from the date of their respective acquisition by us.
On December 1, 2025, we sold our United Kingdom operations, the results of which are reported within our United Kingdom building services segment through the date of sale.
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
Cash and Cash Equivalents
For purposes of the consolidated financial statements, we consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. We maintain a centralized cash management system whereby our excess cash balances are invested in high quality short-term money market instruments, which are considered cash equivalents. We have cash balances in certain of our bank accounts that exceed federally insured limits.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
At December 31, 2025 and 2024, our accounts receivable of $4.24 billion and $3.58 billion, respectively, were recorded net of allowances for credit losses of $22.8 million and $35.0 million, respectively. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses. The provision for credit losses during 2025, 2024, and 2023 amounted to approximately $7.7 million, $17.3 million, and $7.9 million, respectively.
The change in the allowance for credit losses for the year ended December 31, 2025 was as follows (in thousands):

Balance at December 31, 2024	$34,957
Provision for credit losses	7,671
Amounts written off against the allowance, net of recoveries	(19,871)
Balance at December 31, 2025	$22,757
The decrease in our allowance for credit losses was due to the write-off of specific receivables which were previously reserved for within our United States building services segment, partially offset by the provision for credit losses recorded during 2025.
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
Refer to Note 7 - Property, Plant, and Equipment of the notes to consolidated financial statements for additional information.

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
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase. As of December 31, 2025 and 2024, the estimated current portion of such undiscounted insurance liabilities, included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets, were $84.0 million and $50.8 million, respectively. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” as of December 31, 2025 and 2024 were $274.1 million and $237.3 million, respectively. The current portion of anticipated insurance recoveries of $15.5 million and $9.2 million as of December 31, 2025 and 2024, respectively, were included in “Prepaid expenses and other” and the non-current portion of anticipated insurance recoveries of $51.7 million and $38.7 million as of December 31, 2025 and 2024, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets. These balances increased from December 31, 2024 as a result greater potential exposures, including the impact of acquired companies, and an increase in certain of our deductibles or self-insured retentions.
Foreign Operations
The financial statements and transactions of any foreign subsidiaries are maintained in their functional currency and translated into U.S. dollars when preparing our consolidated financial statements. Statements of operations, comprehensive income, and cash flows are translated using weighted average monthly exchange rates, while balance sheets are translated at month-end exchange rates. Translation adjustments are recorded as “Accumulated other comprehensive loss,” a separate component of “Equity.”
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
Tax benefits associated with uncertain tax positions are recognized only if it is more likely than not that the tax position would be sustained on its technical merits. For positions not meeting the “more likely than not” test, no tax benefit is recognized. To the extent interest and penalties may be assessed related to unrecognized tax benefits, we record accruals for such amounts as a component of the income tax provision. We had no unrecognized income tax benefits as of December 31, 2025 and 2024.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Valuation of Share-Based Compensation
Our share-based compensation plans and programs are administered by our Board of Directors or its Compensation and Personnel Committee. We recognize expense for all share-based payments issued to acquire goods or services based on the fair value of such payments. Compensation expense related to share-based awards is generally recognized on a straight-line basis over the requisite service period, which is the vesting period. The benefits of tax deductions in excess of recognized compensation expense are recognized in the Consolidated Statements of Operations when the underlying awards vest or are settled. See Note 13 - Share-Based Compensation Plans of the notes to consolidated financial statements for additional information regarding our share-based compensation plans and programs.
New Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) intended to enhance the transparency and decision-usefulness of income tax disclosures. Such guidance requires entities to provide additional information within their income tax rate reconciliation, including further disclosure of federal, state, and foreign income taxes and to provide more details about these reconciling items if a quantitative threshold is met. This guidance additionally requires expanded disclosure of income taxes paid, including amounts paid for federal, state, and foreign taxes. This ASU is effective for fiscal years beginning after December 15, 2024. While the adoption of this ASU did not have an impact on our financial position and/or results of operations, we have provided the additional required disclosures within Note 11 - Income Taxes of the notes to consolidated financial statements.
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
Based on an evaluation of individual projects that were substantially complete in prior periods but had revisions to total estimated costs or anticipated contract value (inclusive of the settlement of previously outstanding change orders and claims) that resulted in an increase to profitability in excess of $1.0 million, we recognized revenue during the years ended December 31, 2025, 2024, and 2023 as summarized in the following table (in thousands):

	2025	2024	2023
United States electrical construction and facilities services	$2,513	$14,006	$3,350
United States mechanical construction and facilities services	13,834	10,551	13,114
Total impact	$16,347	$24,557	$16,464
In addition, included in our results for the year ended December 31, 2024 was $12.3 million of gross profit recognized on two contracts as a result of favorable developments on certain claims. Of this amount, $8.4 million was reported within our United States electrical construction and facilities services segment and $3.9 million was reported within our United States mechanical construction and facilities services segment.
Based on an evaluation of individual projects that had revisions to total estimated costs or anticipated contract value that resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted during the years ended December 31, 2025, 2024, and 2023, as summarized in the following table (in thousands):

	2025	2024	2023
United States electrical construction and facilities services	$50,866	$27,977	$12,535
United States mechanical construction and facilities services	35,075	38,342	10,864
United States building services	—	—	5,658
Total impact	$85,941	$66,319	$29,057

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

	2025	% of Total	2024	% of Total	2023	% of Total
United States electrical construction and facilities services:
Network and communications market sector	$2,461,883	48%	$1,442,877	43%	$934,455	34%
Commercial market sector	430,083	8%	310,730	9%	402,886	14%
Manufacturing and industrial market sector	467,621	9%	439,450	13%	394,804	14%
Healthcare market sector	463,075	9%	242,458	7%	242,931	9%
High-tech manufacturing market sector	134,310	3%	190,992	6%	140,471	5%
Institutional market sector	283,518	6%	174,073	5%	147,375	5%
Transportation market sector	261,703	5%	210,835	6%	167,976	6%
Water and wastewater market sector	39,231	1%	27,751	1%	21,234	1%
Hospitality and entertainment market sector	128,940	3%	66,982	2%	81,815	3%
Short duration projects (1)	314,357	6%	180,020	6%	186,722	7%
Service work	95,357	2%	62,947	2%	65,338	2%
	5,080,078		3,349,115		2,786,007
Less intersegment revenues	(5,826)		(6,188)		(2,284)
Total segment revenues	$5,074,252		$3,342,927		$2,783,723

	2025	% of Total	2024	% of Total	2023	% of Total
United States mechanical construction and facilities services:
Network and communications market sector	$1,670,355	23%	$818,991	13%	$410,397	8%
Commercial market sector	870,245	12%	989,012	15%	1,115,993	22%
Manufacturing and industrial market sector	897,425	13%	736,775	12%	698,993	14%
Healthcare market sector	590,715	8%	580,676	9%	489,485	10%
High-tech manufacturing market sector	997,798	14%	1,453,384	23%	845,251	16%
Institutional market sector	472,420	7%	455,940	7%	316,255	6%
Transportation market sector	49,010	1%	55,622	1%	42,789	1%
Water and wastewater market sector	346,528	5%	308,329	5%	286,912	6%
Hospitality and entertainment market sector	127,893	2%	70,707	1%	52,919	1%
Short duration projects (1)	407,163	6%	335,900	5%	324,056	6%
Service work	634,906	9%	606,551	9%	500,853	10%
	7,064,458		6,411,887		5,083,903
Less intersegment revenues	(13,977)		(6,230)		(9,100)
Total segment revenues	$7,050,481		$6,405,657		$5,074,803
_________________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)

	2025	% of Total	2024	% of Total	2023	% of Total
United States building services:
Mechanical services	$2,402,269	77%	$2,260,607	73%	$2,042,244	65%
Commercial site-based services	563,766	18%	669,584	21%	865,232	28%
Government site-based services	156,207	5%	184,626	6%	212,658	7%
Total segment revenues	$3,122,242		$3,114,817		$3,120,134

	2025	% of Total	2024	% of Total	2023	% of Total
United States industrial services:
Field services	$1,100,435	87%	$1,113,613	87%	$991,466	85%
Shop services	167,664	13%	163,577	13%	176,324	15%
Total segment revenues	$1,268,099		$1,277,190		$1,167,790

Total United States operations	$16,515,074		$14,140,591		$12,146,450

	2025	% of Total	2024	% of Total	2023	% of Total
United Kingdom building services:
Service work	$238,826	51%	$199,658	47%	$210,414	48%
Project work	232,522	49%	225,867	53%	226,009	52%
Total segment revenues	$471,348		$425,525		$436,423

Consolidated revenues	$16,986,422		$14,566,116		$12,582,873
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
As of December 31, 2025 and 2024, contract assets included unbilled revenues for unapproved change orders of approximately $26.2 million and $25.1 million, respectively. There were no claim amounts included in contract assets as of December 31, 2025 and 2024. There were $116.1 million and $6.9 million of claims included within accounts receivable as of December 31, 2025 and 2024, respectively. There were undisputed contractually billed amounts and retention related to contracts with unapproved change orders and claims of approximately $158.8 million and $172.4 million as of December 31, 2025 and 2024, respectively. For contracts in claim status, contractually billed amounts will generally not be paid by the customer to us until final resolution of the related claims.

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
Net contract liabilities in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Contract assets, current	$337,717	$284,791
Contract assets, non-current	—	—
Contract liabilities, current	(2,327,360)	(2,047,540)
Contract liabilities, non-current	(837)	(1,526)
Net contract liabilities	$(1,990,480)	$(1,764,275)
Included within net contract liabilities were $1.92 billion and $1.69 billion of net contract liabilities on uncompleted construction projects as of December 31, 2025 and 2024, respectively, as follows (in thousands):

	December 31, 2025	December 31, 2024
Costs incurred on uncompleted construction contracts	$23,380,178	$18,093,285
Estimated earnings, thereon	5,126,164	3,562,012
	28,506,342	21,655,297
Less: billings to date	30,428,471	23,346,291
	$(1,922,129)	$(1,690,994)
Contract assets and contract liabilities increased by approximately $61.1 million and $188.1 million, respectively, as a result of acquisitions made by us in 2025. Excluding the impact of acquisitions, net contract liabilities increased by approximately $99.2 million during the year ended December 31, 2025, due to an increase in net contract liabilities on our uncompleted construction projects, partially as a result of the timing of invoicing to our customers as we continue to effectively manage our working capital. There was no significant impairment of contract assets recognized during the periods presented.
Contract Retentions
As of December 31, 2025 and 2024, accounts receivable included $944.5 million and $703.2 million, respectively, of retainage billed under terms of our contracts. These retainage amounts represent amounts which have been contractually invoiced to customers where payments have been partially withheld pending the completion of the project. We estimate that approximately 90% of the retainage outstanding as of December 31, 2025 will be collected during 2026.
As of December 31, 2025 and 2024, accounts payable included $152.3 million and $121.5 million, respectively, of retainage withheld under terms of our subcontracts. These retainage amounts represent amounts invoiced to the Company by our subcontractors where payments have been partially withheld pending the completion of their scope of work. We estimate that approximately 89% of the retainage outstanding as of December 31, 2025 will be paid during 2026.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REVENUE FROM CONTRACTS WITH CUSTOMERS (Continued)
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations as of December 31, 2025 (in thousands, except for percentages):

	December 31, 2025	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$4,963,855	38%
United States mechanical construction and facilities services	6,929,300	52%
United States building services	1,188,537	9%
United States industrial services	171,972	1%
Total operations	$13,253,664	100%
Our remaining performance obligations at December 31, 2025 were approximately $13.25 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.
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
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$3,937,660	$1,026,195
United States mechanical construction and facilities services	5,621,652	1,307,648
United States building services	1,080,633	107,904
United States industrial services	171,972	—
Total operations	$10,811,917	$2,441,747

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
On February 3, 2025, we completed the acquisition of Miller Electric Company (“Miller Electric”), a leading electrical contractor that operates predominantly across the Southeastern United States. Under the terms of the transaction, we acquired 100% of Miller Electric's capital stock for total cash consideration of approximately $876.8 million, inclusive of working capital and other customary adjustments. This acquisition complements our existing electrical construction capabilities in high-growth end markets and expands our geographic presence. The results of operations of Miller Electric have been included within our United States electrical construction and facilities services segment. For the period from February 3, 2025 to December 31, 2025, such acquisition contributed revenues of $1.09 billion and operating income of $21.3 million, net of amortization expense attributable to identifiable intangible assets of $40.5 million. In connection with this acquisition, we incurred $9.4 million of transaction related costs. These expenses were included in "Selling, general and administrative expenses" in the accompanying Consolidated Statement of Operations.
The following tables summarize the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets:
Cash and cash equivalents	$18,394
Accounts receivable (1)	222,355
Contract assets	23,120
Inventories	329
Prepaid expenses and other	7,284
Property, plant, and equipment	10,462
Operating lease right-of-use assets	30,345
Goodwill (2)	326,776
Identifiable intangible assets	475,000
Other assets	302
Total assets acquired	$1,114,367

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

Liabilities:
Accounts payable	$68,147
Contract liabilities	104,595
Accrued payroll and benefits	9,838
Other accrued expenses and liabilities	22,746
Operating lease liabilities, current	2,573
Operating lease liabilities, long-term	27,771
Other long-term obligations	991
Total liabilities assumed	236,661
Noncontrolling interests	934
Net assets acquired	$876,772

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 - ACQUISITIONS AND DISPOSITIONS OF BUSINESSES (Continued)
The following table summarizes the preliminary fair values of identifiable intangible assets (in thousands) and their estimated useful lives (in years). Refer to Note 10 - Fair Value Measurements of the notes to consolidated financial statements for additional information on the valuation methodologies utilized to determine fair value.

Miller Electric	Preliminary Fair Value	Estimated Useful Life
Customer relationships	$280,000	16.0
Contract backlog	40,000	1.5
Total intangible assets subject to amortization	320,000	14.2
Trade name	155,000	Indefinite
Total identifiable intangible assets	$475,000
In addition to Miller Electric, during 2025, we acquired nine companies, for upfront consideration of $182.1 million, inclusive of customary working capital adjustments. These acquisitions are comprised of: (a) five companies that have been included in our United States mechanical construction and facilities services segment, including: (i) two companies in the Midwestern region of the United States that provide building automation controls and solutions to commercial, institutional, and industrial customers, (ii) a company that adds capabilities to our national fire protection offerings, (iii) a provider of mechanical construction and maintenance services in the Western region of the United States, and (iv) a full service mechanical contractor in the Northeast region of the United States, and (b) four companies that have been included in our United States building services segment, which enhance our building automation and controls or energy efficiency offerings. In connection with these acquisitions, we acquired working capital of $2.0 million and other net assets of $8.2 million and have preliminarily ascribed $67.2 million to goodwill and $104.7 million to identifiable intangible assets.
We expect that all of the goodwill and identifiable intangible assets acquired in connection with the acquisitions we completed during 2025 will be deductible for tax purposes. The purchase price allocations for three of the businesses acquired in 2025 are preliminary and subject to change during their respective measurement periods as we finalize asset valuations and certain tax matters, among other items. The finalization of these items may result in changes in the valuation of assets acquired or liabilities assumed.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 - ACQUISITIONS AND DISPOSITIONS OF BUSINESSES (Continued)
The purchase price allocations for the businesses acquired in 2024 and 2023 have been finalized during their respective measurement periods with an insignificant impact.
On December 1, 2025, we completed the sale of EMCOR (UK) Limited and EMCOR Group (UK) plc, which collectively represented our United Kingdom building services segment, for net proceeds of approximately $256.6 million. Such sale resulted in a pre-tax gain of $144.9 million, inclusive of the reclassification of $73.5 million from accumulated other comprehensive loss. Given the size of our United Kingdom operations, this transaction did not represent a strategic shift that had a major effect on the Company’s operations and financial results and, therefore, is not presented as discontinued operations.
In connection with this sale, we incurred $10.7 million of transaction related costs. These expenses were included in "Selling, general and administrative expenses" in the accompanying Consolidated Statement of Operations.
NOTE 5 - EARNINGS PER SHARE
The following table summarizes our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the years ended December 31, 2025, 2024, and 2023 (in thousands, except share and per share data):

	2025	2024	2023
Numerator:
Net income attributable to EMCOR Group, Inc.	$1,272,817	$1,007,145	$632,994
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	44,982,102	46,616,079	47,358,467
Effect of dilutive securities—Share-based awards	163,665	192,214	205,791
Shares used to compute diluted earnings per common share	45,145,767	46,808,293	47,564,258

Basic earnings per common share	$28.30	$21.61	$13.37

Diluted earnings per common share	$28.19	$21.52	$13.31
The number of outstanding share-based awards excluded from the computation of diluted EPS for the years ended December 31, 2025, 2024, and 2023 because they would be anti-dilutive were 7,393, 14,393, and 8,700, respectively.
NOTE 6 - INVENTORIES
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Raw materials and construction materials	$119,789	$83,935
Work in process	6,463	11,732
Inventories	$126,252	$95,667
The increase in inventories as of December 31, 2025, compared to December 31, 2024, was a result of advanced purchases of materials and equipment for use on specific construction projects in an effort to mitigate the impact of long lead times.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 - PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment in the accompanying Consolidated Balance Sheets consisted of the following amounts as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Machinery and equipment	$274,269	$243,354
Vehicles	73,208	83,422
Furniture and fixtures	32,363	29,150
Computer hardware/software	105,608	107,376
Land, buildings, and leasehold improvements	191,234	162,336
Construction in progress	24,796	13,059
Finance lease right-of-use assets (1)	6,111	6,009
	707,589	644,706
Accumulated depreciation and amortization	(454,312)	(437,217)
	$253,277	$207,489
____________________________________________
(1)Finance lease right-of-use assets are recorded net of accumulated amortization.
Depreciation and amortization expense related to property, plant, and equipment, including finance leases, was $67.4 million, $56.7 million, and $51.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
NOTE 8 - GOODWILL, IDENTIFIABLE INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS
Goodwill
In connection with our acquisition of businesses, we have recorded goodwill, which represents the excess of the consideration transferred over the fair value of the net tangible and identifiable intangible assets acquired. Our goodwill balance at December 31, 2025 and 2024 was $1.41 billion and $1.02 billion, respectively, with goodwill attributable to companies acquired in 2025 and 2024 valued at $394.0 million and $61.9 million, respectively. Goodwill is not amortized but instead allocated to its respective reporting unit and evaluated for impairment annually, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. We have determined that our reporting units are consistent with the reportable segments identified in Note 18 - Segment Information of the notes to consolidated financial statements. As of December 31, 2025, approximately 36.7% of our goodwill related to our United States electrical construction and facilities services segment, approximately 28.5% of our goodwill related to our United States mechanical construction and facilities services segment, approximately 26.0% of our goodwill related to our United States building services segment and approximately 8.8% of our goodwill related to our United States industrial services segment.
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
We performed our annual impairment assessment of all reporting units as of October 1, 2025 and determined there was no impairment of goodwill. In completing our annual impairment assessment, we determined the fair value of each of our reporting units using an income approach whereby fair value was calculated utilizing discounted estimated future cash flows, assuming a risk-adjusted industry weighted average cost of capital. The weighted average cost of capital used in our annual impairment testing was 10.4% for our United States construction segments, 11.0% for our United States building services segment, and 10.6% for our United States industrial services segment. These weighted average cost of capital estimates were developed with the assistance of an independent third-party valuation specialist and reflect the overall level of inherent risk within the respective reporting unit and the rate of return a market participant would expect to earn. Our cash flow projections were derived from our most recent internal forecasts of anticipated revenue growth rates and operating margins, with cash flows beyond the discrete forecast period estimated using a terminal value calculation which incorporated historical and forecasted trends, an estimate of long-term growth rates, and assumptions about the future demand for our services. The perpetual growth rate used for our annual testing was 2.5% for all of our reporting units.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - GOODWILL, IDENTIFIABLE INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS (Continued)
For each of the years ended December 31, 2025, 2024 and 2023, no impairment of our goodwill was recognized.
Due to the inherent uncertainties involved in making estimates, our assumptions may change in future periods. Estimates and assumptions made for purposes of our goodwill impairment testing may prove to be inaccurate predictions of the future, and other factors used in assessing fair value, such as the weighted average cost of capital, are outside the control of management. Unfavorable changes in certain of these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 50 basis point increase in the weighted average cost of capital would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $445.2 million, $609.5 million, $99.5 million, and $25.3 million, respectively. In addition, keeping all other assumptions constant, a 50 basis point reduction in the perpetual growth rate would cause the estimated fair values of our United States electrical construction and facilities services segment, our United States mechanical construction and facilities services segment, our United States building services segment, and our United States industrial services segment to decrease by approximately $242.3 million, $342.4 million, $49.2 million, and $9.9 million, respectively. Given the amounts by which the fair value exceeds the carrying value for each of our reporting units, the decreases in estimated fair values described above would not have significantly impacted the results of our 2025 impairment tests. Further, for each of our reporting units, a 10% decline in the estimated fair value of such reporting unit, due to other changes in our assumptions, including forecasted future cash flows, would not have significantly impacted the results of our 2025 impairment tests.
The changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2025 and 2024 were as follows (in thousands):

	United States electrical construction and facilities services segment	United States mechanical construction and facilities services segment	United States building services segment	United States industrial services segment	Total
Balance at December 31, 2023	$178,013	$318,353	$346,095	$114,088	$956,549
Acquisitions	13,739	26,111	12,210	9,806	61,866
Balance at December 31, 2024	191,752	344,464	358,305	123,894	1,018,415
Acquisitions	326,810	58,022	9,167	—	393,999
Balance at December 31, 2025	$518,562	$402,486	$367,472	$123,894	$1,412,414
The aggregate goodwill balance as of December 31, 2023 included $493.6 million of accumulated impairment charges, which were comprised of $139.5 million within our United States building services segment and $354.1 million within our United States industrial services segment.
Identifiable Intangible Assets and Other Long-Lived Assets
Our identifiable intangible assets, arising out of the acquisition of businesses, include customer relationships, subsidiary trade names, contract backlog, and developed technology/vendor network, all of which are subject to amortization. In addition, our identifiable intangible assets include certain other subsidiary trade names, which are indefinite-lived and therefore not subject to amortization.
Absent earlier indicators of impairment, we test for impairment of subsidiary trade names that are not subject to amortization on an annual basis (October 1). In performing this test, we calculate the fair value of each trade name using the “relief from royalty payments” methodology. This approach involves two steps: (a) estimating reasonable royalty rates for each trade name and (b) applying these royalty rates to a net revenue stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trade name. If the carrying amount of the trade name is greater than the implied fair value of the trade name, an impairment in the amount of the excess is recognized and charged to operations. For each of the years ended December 31, 2025, 2024, and 2023, no impairment of our indefinite-lived trade name intangible assets was recognized.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - GOODWILL, IDENTIFIABLE INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS (Continued)
We review for impairment of identifiable intangible assets that are being amortized as well as other long-lived assets whenever facts and circumstances indicate that their carrying values may not be fully recoverable. This test compares their carrying values to the undiscounted pre-tax cash flows expected to result from the use of the assets. If the assets are impaired, the assets are written down to their fair values, generally determined based on their discounted estimated future cash flows. In 2023, we identified facts and circumstances that indicated the carrying values of certain long-lived assets within our United States mechanical construction and facilities services segment may not be fully recoverable. As a result, we determined that these assets were impaired, and recognized a $2.4 million impairment charge. For the years ended December 31, 2025, 2024, and 2023, there were no other indicators of impairment with respect to identifiable intangible assets that are being amortized as well as other long-lived assets.
Identifiable intangible assets as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Customer relationships	$1,255,279	$(624,990)	$(4,834)	$625,455
Trade names (indefinite-lived)	503,071	—	(58,933)	444,138
Contract backlog	147,595	(123,164)	—	24,431
Developed technology/Vendor network	95,661	(87,888)	—	7,773
Trade names (finite-lived)	40,491	(33,460)	—	7,031
Total	$2,042,097	$(869,502)	$(63,767)	$1,108,828

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Total
Customer relationships	$902,216	$(543,913)	$(4,834)	$353,469
Trade names (indefinite-lived)	330,271	—	(58,933)	271,338
Contract backlog	96,045	(93,460)	—	2,585
Developed technology/Vendor network	95,661	(83,338)	—	12,323
Trade names (finite-lived)	38,491	(30,026)	—	8,465
Total	$1,462,684	$(750,737)	$(63,767)	$648,180
Identifiable intangible assets attributable to businesses acquired in 2025 and 2024 have been valued at $579.7 million and $139.1 million, respectively, and consist of customer relationships, trade names, and contract backlog. See Note 4 - Acquisitions and Dispositions of Businesses of the notes to consolidated financial statements for additional information with respect to acquisitions.
Identifiable intangible assets are amortized in a manner that best approximates the pattern in which the economic benefits of such assets are consumed, which is generally on a straight-line basis. The weighted average amortization periods for the unamortized balances remaining are, in the aggregate, approximately 10.50 years, which are comprised of the following: 11.00 years for customer relationships, 4.50 years for trade names, 0.75 years for contract backlog, and 1.75 years for developed technology/vendor network.
Amortization expense related to identifiable intangible assets with finite lives was $119.1 million, $77.0 million, and $67.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 - GOODWILL, IDENTIFIABLE INTANGIBLE ASSETS, AND OTHER LONG-LIVED ASSETS (Continued)
The following table presents the estimated future amortization expense of identifiable intangible assets in the following years (in thousands):

2026	$113,570
2027	75,612
2028	66,541
2029	60,660
2030	54,028
Thereafter	294,279
$664,690
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
NOTE 9 - DEBT
Excluding finance lease liabilities, we had no outstanding debt as of December 31, 2025 and 2024. Refer to Note 16 - Leases of the notes to consolidated financial statements for additional information regarding our finance leases, including outstanding balances.
Credit Agreement
We have a credit agreement dated December 20, 2023 (the “2023 Credit Agreement”), which provides for a $1.30 billion revolving credit facility (the “2023 Revolving Credit Facility”) expiring December 20, 2028. If additional lenders are identified and/or existing lenders are willing to increase their current commitments, we may increase the 2023 Revolving Credit Facility by an amount equal to the greater of: (a) $900 million or (b) the Company’s Adjusted EBITDA (as such term is defined in the 2023 Credit Agreement) for the twelve-month period ending immediately prior to the increase in commitment. We may allocate up to $600.0 million of available capacity under the 2023 Revolving Credit Facility to letters of credit for our account or for the account of any of our subsidiaries.
There were no direct borrowings outstanding under the 2023 Revolving Credit Facility as of December 31, 2025 and 2024. However, outstanding letters of credit reduce the available capacity under this facility and, as of December 31, 2025 and 2024, we had $73.1 million and $71.2 million of letters of credit outstanding, respectively.
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
A commitment fee is payable on the average daily unused amount of the 2023 Revolving Credit Facility, which ranges from 0.125% to 0.25%, depending on the Company’s Leverage Ratio. The fee was 0.125% of the unused amount as of December 31, 2025 and 2024. Fees for letters of credit issued under the 2023 Revolving Credit Facility range from 0.85% to 1.875% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed depending on the Company’s Leverage Ratio.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 - DEBT (Continued)
Obligations under the 2023 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2023 Credit Agreement contains customary covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of December 31, 2025 and 2024.
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
Recurring Fair Value Measurements
The following tables summarize the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2025 and 2024 (in thousands):

	Assets at Fair Value as of December 31, 2025
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$1,111,968	$—	$—	$1,111,968
Deferred compensation plan assets (2)	75,627	—	—	75,627
Total	$1,187,595	$—	$—	$1,187,595

	Assets at Fair Value as of December 31, 2024
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$1,339,550	$—	$—	$1,339,550
Deferred compensation plan assets (2)	61,242	—	—	61,242
Restricted cash (3)	845	—	—	845
Total	$1,401,637	$—	$—	$1,401,637
_________________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At December 31, 2025 and 2024, we had $870.5 million and $1.09 billion, respectively, in money market funds. From time to time, we have cash balances in certain of our bank accounts that exceed federally insured limits.
(2)Deferred compensation plan assets are classified as “Other assets” in the Consolidated Balance Sheets.
(3)Restricted cash is classified as “Prepaid expenses and other” in the Consolidated Balance Sheet. Restricted cash represents cash held in account for use on customer contracts.

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
Fair Value of Financial Instruments
We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. Although there were no outstanding borrowings under our 2023 Credit Agreement as of December 31, 2025 and 2024, the carrying value of any debt associated with this agreement would approximate its fair value due to the variable rate on such debt.
NOTE 11 - INCOME TAXES
For the years ended December 31, 2025, 2024, and 2023, our income tax provision was calculated based on income before income taxes as follows (in thousands):

	2025	2024	2023
United States	$1,695,149	$1,349,469	$844,002
Foreign	26,475	27,913	28,851
	$1,721,624	$1,377,382	$872,853
Foreign income for each of the years presented was earned in the United Kingdom.
The income tax provision for the years ended December 31, 2025, 2024, and 2023 consisted of the following (in thousands):

	2025	2024	2023
Current provision:
Federal	$356,795	$299,203	$187,463
State and local	102,560	94,647	62,316
Foreign	5,507	5,502	6,396
	464,862	399,352	256,175
Deferred provision (benefit):
Federal	$(11,596)	$(24,024)	$(13,764)
State and local	(5,604)	(6,483)	(3,190)
Foreign	1,145	1,392	303
	(16,055)	(29,115)	(16,651)
Income tax provision	$448,807	$370,237	$239,524

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 - INCOME TAXES (Continued)
For the year ended December 31, 2025, our income tax provision was $448.8 million compared to $370.2 million for the year ended December 31, 2024 and $239.5 million for the year ended December 31, 2023. The increase in the income tax provision year-over-year was primarily due to increased income before income taxes, including a $144.9 million pre-tax gain on the sale of our United Kingdom operations, which resulted in $25.1 million of income taxes.
The income tax rates on income before income taxes for the years ended December 31, 2025, 2024, and 2023 were 26.1%, 26.9%, and 27.5%, respectively.
Items accounting for the differences between income taxes computed at the federal statutory rate and the income tax provision for the years ended December 31, 2025, 2024, and 2023 were as follows (in thousands, except for percentages):

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
U.S. federal statutory tax rate	$361,541	21.0%	$289,250	21.0%	$183,230	21.0%
State and local income taxes, net of federal income tax effect (1)	75,588	4.4%	69,202	5.0%	46,752	5.4%
Foreign tax effects (2)	1,092	0.1%	1,032	0.1%	640	0.1%
Effect of cross-border tax laws:
Global intangible low-taxed income (3)	22,088	1.3%	—	—%	—	—%
Subpart F income inclusion	3,054	0.2%	—	—%	—	—%
Nontaxable or nondeductible items:
Reversal of book gain on sale of United Kingdom operations	(30,424)	(1.8)%	—	—%	—	—%
Other permanent differences	17,122	1.0%	12,221	0.9%	9,513	1.1%
Other adjustments	(1,254)	(0.1)%	(1,468)	(0.1)%	(611)	(0.1)%
Effective tax rate	$448,807	26.1%	$370,237	26.9%	$239,524	27.5%
_________________
(1)For the years ended December 31, 2025, 2024, and 2023, the jurisdictions making up the majority of state and local income taxes were:
2025: California, Virginia, Indiana, Oregon, New York, Georgia, and Massachusetts.
2024: California, Virginia, New Jersey, New York, New York City, Georgia, and Oregon.
2023: California, New York, New York City, Indiana, Oregon, Illinois, Pennsylvania, and Virginia.
(2)Represents the statutory rate difference between the United Kingdom and United States.
(3)The Company’s policy is to recognize the minimum tax on global intangible low-taxed income as an expense in the period incurred.
Income taxes paid (net of refunds received) for the years ended December 31, 2025, 2024, and 2023 were as follows (in thousands):

	2025	2024	2023
Federal	$358,800	$306,300	$167,600
State and local	119,404	97,681	55,981
Foreign	5,220	5,381	6,915
Total	$483,424	$409,362	$230,496
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. Our income tax returns are subject to audit by various taxing authorities and are currently under examination for the years 2021 through 2024.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 - INCOME TAXES (Continued)
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. Such act created a 15% corporate alternative minimum tax on profits of corporations whose average annual adjusted financial statement income exceeds $1.0 billion for any consecutive three-tax-year period preceding the then current tax year. Based on our average annual adjusted financial statement income for the preceding three years, which was below the aforementioned $1.0 billion threshold, as well as the fact that our effective federal income tax rate is in excess of the 15% alternative minimum tax rate, this alternative minimum tax did not have an impact on our financial position and/or results of operations for the years ended December 31, 2025, 2024, and 2023.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including accelerated bonus depreciation. The enactment of this legislation did not have a material impact on our annual effective tax rate for 2025.
Deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of assets and liabilities. The deferred income tax assets and deferred income tax liabilities recorded as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred income tax assets:
Excess of amounts expensed for financial statement purposes over amounts deducted for income tax purposes:
Insurance liabilities	$69,064	$69,664
Operating lease liabilities	117,897	102,667
Deferred compensation	85,020	76,042
Other (including liabilities and reserves)	41,197	49,715
Total deferred income tax assets	313,178	298,088
Valuation allowance for deferred tax assets	(4,148)	(5,076)
Net deferred income tax assets	309,030	293,012

Deferred income tax liabilities:
Costs capitalized for financial statement purposes and deducted for income tax purposes:
Goodwill and identifiable intangible assets	(147,496)	(172,613)
Operating lease right-of-use assets	(110,550)	(94,800)
Depreciation of property, plant, and equipment	(42,532)	(33,284)
Pension asset	(202)	(6,082)
Other	(12,819)	(14,664)
Total deferred income tax liabilities	(313,599)	(321,443)

Net deferred income tax liabilities	$(4,569)	$(28,431)
Our net deferred income tax liabilities of $4.6 million and $28.4 million as of December 31, 2025 and 2024, respectively, were included in “Other long-term obligations” in the accompanying Consolidated Balance Sheets.
Valuation allowances are established when necessary to reduce deferred income tax assets when it is more likely than not that a tax benefit will not be realized. As of December 31, 2025 and 2024, the total valuation allowance on deferred income tax assets, related to state and local net operating losses, foreign net operating losses, and foreign income tax credit carryovers, was approximately $4.1 million and $5.1 million, respectively. The year-over-year decrease was a result of the release of valuation allowances on deferred tax assets for state net operating loss carryovers that we determined are now likely to be utilized.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 - COMMON STOCK
As of December 31, 2025 and 2024, there were 44,520,367 and 45,810,125 shares of our common stock outstanding, respectively.
We have paid quarterly dividends since October 25, 2011. During 2025, we paid a regular quarterly dividend of $0.25 per share. In December 2025, our Board of Directors (the “Board”) announced its intention to increase the regular quarterly dividend to $0.40 per share commencing with the dividend to be paid in January 2026.
In September 2011, the Board authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, through December 31, 2025, the Board has authorized us to repurchase up to $3.65 billion of our outstanding common stock. During the year ended December 31, 2025, we repurchased approximately 1.4 million shares of our common stock for approximately $578.9 million, inclusive of the applicable excise tax. Since the inception of the repurchase program through December 31, 2025, we have repurchased approximately 28.5 million shares of our common stock for approximately $2.97 billion. As of December 31, 2025, there remained authorization for us to repurchase approximately $680.6 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2023 Credit Agreement placing limitations on such repurchases.
NOTE 13 - SHARE-BASED COMPENSATION PLANS
We have an incentive plan under which stock awards, stock units, and other share-based compensation may be granted to officers, non-employee directors, and key employees of the Company. Under the terms of this plan, 3,250,000 shares were authorized, and 555,142 shares remain available for grant or issuance as of December 31, 2025. Any issuances under this plan are valued at the fair market value of our common stock on the grant date. Forfeitures are recognized as they occur.
The following table summarizes activity regarding restricted stock units since December 31, 2022:

	Shares	Weighted Average Price
Balance, December 31, 2022	317,594	$100.83
Granted	103,024	$156.06
Forfeited	(3,018)	$118.59
Vested	(122,751)	$90.38
Balance, December 31, 2023	294,849	$124.30
Granted	93,636	$279.05
Forfeited	(409)	$185.51
Vested	(139,262)	$105.65
Balance, December 31, 2024	248,814	$192.87
Granted	48,150	$483.10
Forfeited	(3,799)	$227.60
Vested	(94,564)	$148.91
Balance, December 31, 2025	198,601	$283.51
An aggregate of 30,566 restricted stock units granted to current and former non-employee directors vested as of December 31, 2025, but, at the election of such directors, issuance has been deferred for up to 10 years from the date of vest. In addition, an aggregate of 5,269 restricted stock units granted to former employees vested as of December 31, 2025 but, in accordance with plan documents, were not issued until January 2026.
We recognized approximately $20.6 million, $20.0 million, and $13.7 million of compensation expense for stock units awarded to non-employee directors and employees pursuant to our incentive plan for the years ended December 31, 2025, 2024, and 2023, respectively. We have approximately $16.8 million of compensation expense, net of income taxes, which will be recognized over the remaining vesting periods of up to 3 years.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 - SHARE-BASED COMPENSATION PLANS (Continued)
The income tax benefit derived in 2025, 2024, and 2023 as a result of share-based compensation was approximately $7.0 million, $5.7 million, and $3.3 million, respectively, of which approximately $5.0 million, $4.0 million, and $1.7 million, respectively, represented excess tax benefits.
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
United Kingdom Retirement Plan
Prior to the sale of our United Kingdom operations on December 1, 2025, we sponsored a defined benefit pension plan in the United Kingdom (the “UK Plan”). In connection with such sale, all obligations, as well as the associated assets and liabilities of the UK Plan, transferred to the buyer. Refer to Note 4 - Acquisitions and Dispositions of Businesses of the notes to consolidated financial statements for additional information.
The change in the benefit obligation and plan assets of the UK Plan for the year ended December 31, 2024 consisted of the following components (in thousands):

2024
Change in pension benefit obligation
Benefit obligation at beginning of year	$204,097
Interest cost	9,569
Actuarial gain	(19,602)
Benefits paid	(11,522)
Foreign currency exchange rate changes	(3,075)
Benefit obligation at end of year	179,467
Change in pension plan assets
Fair value of plan assets at beginning of year	223,077
Actual loss on plan assets	(5,240)
Employer contributions	816
Benefits paid	(11,522)
Foreign currency exchange rate changes	(3,514)
Fair value of plan assets at end of year	203,617
Funded status at end of year	$24,150
The funded status of the UK Plan of $24.2 million as of December 31, 2024, is included in “Other assets” in the accompanying Consolidated Balance Sheet.
The discount rate and rate of inflation used to determine the benefit obligation of the UK Plan as of December 31, 2024 was 5.5% and 2.9% respectively.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS (Continued)
The components of net periodic pension (income) cost of the UK Plan for the years ended December 31, 2025, 2024, and 2023 were as follows (in thousands):

	2025	2024	2023
Interest cost	$9,263	$9,569	$9,722
Expected return on plan assets	(11,862)	(13,010)	(11,417)
Amortization of unrecognized loss	2,502	2,625	2,611
Net periodic pension (income) cost	$(97)	$(816)	$916
The assumptions used to determine net periodic pension (income) cost of the UK Plan for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
Discount rate	5.5%	4.8%	5.0%
Annual rate of return on plan assets	6.5%	6.3%	5.7%
The investment policies and strategies for the assets of the UK Plan were established by its trustees (who were independent of the Company) to achieve a reasonable balance between risk, likely return, and administration expense, as well as to maintain investment balances at a level to meet minimum funding requirements. The weighted average asset allocations and weighted average target allocations at December 31, 2024 were as follows:

Asset Category	Target Asset Allocation 2024	Actual December 31, 2024
Debt	91.0%	82.6%
Cash and cash equivalents	—%	7.7%
Real estate	9.0%	9.7%
Total	100.0%	100.0%
Plan assets of our UK Plan were invested through third-party fund managers in various investments with underlying holdings which, as of December 31, 2024, consisted of: (a) cash and cash equivalents, primarily held as collateral for other financial instruments, (b) debt securities, which include: (i) United Kingdom government debt, (ii) United States, United Kingdom, other European, and emerging market corporate debt, and (iii) real estate debt, and (c) real estate assets, which represent trusts which invest directly or indirectly in various properties throughout the United Kingdom.
The following table sets forth the fair value of assets of the UK Plan as of December 31, 2024 (in thousands):

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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS (Continued)
Assets of the UK Plan were allocated within the fair value hierarchy discussed in Note 10 - Fair Value Measurements, based on the nature of the investment. Level 1 assets represented cash and cash equivalents. Level 2 assets consisted of corporate debt funds and government bond funds whose underlying investments were valued using observable marketplace inputs. The fair value of the Level 2 assets were generally determined under a market approach using valuation models that incorporated observable inputs such as interest rates, bond yields, and quoted prices.
Investments valued using NAV as a practical expedient were excluded from the fair value hierarchy. These investments included: (a) funds which invested predominantly in senior secured debt instruments, targeting diversity across regions and sectors, as well as funds which invested in diversified credit vehicles, primarily through U.S. corporate debt, global credit, and other structured debt instruments, and (b) funds which aimed to provide long-term income through investment in UK property assets. These investments were redeemable at NAV, generally determined on a quarterly basis, with redemption notice periods of up to 180 days.
The methods described above may produce fair values that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes the valuation methodologies were appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
Other Retirement Plans
We also sponsor three domestic retirement plans in which participation by new individuals is frozen. Amounts related to such plans were de minimis for all periods presented.
Defined Contribution Plans
We have defined contribution retirement and savings plans that cover eligible employees in the United States. Contributions to these plans are based on a percentage of the employee’s base compensation. The expenses recognized for employer contributions to these plans were approximately $48.9 million for the year ended December 31, 2025, $44.0 million for the year ended December 31, 2024, and $36.7 million for the year ended December 31, 2023. At our discretion and subject to applicable plan documents, we may make additional supplemental matching contributions to one of our defined contribution retirement and savings plans. The expenses recognized related to additional supplemental matching contributions for the years ended December 31, 2025, 2024, and 2023 were approximately $16.0 million, $13.2 million, and $10.2 million, respectively.
Prior to the sale of our United Kingdom operations on December 1, 2025, we also had certain defined contribution retirement plans in the United Kingdom. The expenses recognized related to employer matching contributions were approximately $12.2 million for the year ended December 31, 2025 and $7.4 million for each of the years ended December 31, 2024 and 2023.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS (Continued)
We could also be obligated to make payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce our number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closure of a subsidiary assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) would equal our proportionate share of the MEPPs’ unfunded vested benefits. We believe that certain of the MEPPs in which we participate may have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the MEPP’s current financial situation, we are unable to determine: (a) the amount and timing of a future withdrawal liability, if any, and (b) whether our participation in these MEPPs could have a material adverse impact on our financial position, results of operations, or liquidity. We did not record any material withdrawal liabilities for the years ended December 31, 2025, 2024, and 2023.
The following table lists all MEPPs to which our contributions exceeded $2.0 million in 2025. This table also lists all MEPPs to which we contributed in 2025 in excess of $0.5 million for MEPPs in the critical status, “red zone,” and $1.0 million for MEPPs in the endangered status, “orange or yellow zones,” as defined by the PPA (in thousands):

Pension Fund	EIN/Pension Plan Number		PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date or range of expiration dates of CBA(s)
			2025	2024		2025	2024	2023
National Electrical Benefit Fund	53-0181657	001	Green	Green	NA	$33,566	$23,255	$18,128	Yes	Jan 2026 to Apr 2030
National Automatic Sprinkler Industry Pension Fund	52-6054620	001	Green	Green	NA	32,138	30,719	25,559	Yes	Jun 2026 to Mar 2030
United Association National Pension Fund	52-6152779	001	Green	Green	NA	25,387	21,839	16,815	No	Feb 2026 to Aug 2030
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919	001	Green	Green	NA	14,059	12,472	8,283	Yes	May 2027 to Aug 2028
Tidewater Electrical Industry Pension Fund	54-6127076	001	Green	Green	NA	12,078	—	—	No	Feb 2027 to Jun 2027
Sheet Metal Workers National Pension Fund	52-6112463	001	Green	Green	NA	11,871	12,795	10,797	Yes	Feb 2026 to May 2029
Central Pension Fund of the IUOE & Participating Employers	36-6052390	001	Green	Green	NA	8,855	9,433	8,573	No	Feb 2026 to Sep 2029
Pipefitters Union Local 537 Pension Fund	51-6030859	001	Green	Green	NA	8,228	6,656	5,179	Yes	Aug 2030
Plumbers Pipefitters & Mechanical Equipment Service Local Union No 392 Pension Plan	31-0655223	001	Yellow	Yellow	Implemented	8,124	7,728	7,010	Yes	May 2028
Pension, Hospitalization & Benefit Plan of the Electrical Industry-Pension Trust Account	13-6123601	001	Green	Green	NA	7,861	6,982	7,198	Yes	Apr 2026 to Jan 2029
Heating, Piping & Refrigeration Pension Fund	52-1058013	001	Green	Green	NA	7,843	5,710	5,315	Yes	Jul 2026 to Jul 2028
Edison Pension Plan	93-6061681	001	Green	Green	NA	6,931	7,982	5,840	Yes	Dec 2026
Electrical Contractors Association of the City of Chicago Local Union 134, IBEW Joint Pension Trust of Chicago Pension Plan #2	51-6030753	002	Green	Green	NA	5,971	4,341	4,432	Yes	May 2026 to Jun 2026
Southern California Pipe Trades Retirement Fund	51-6108443	001	Green	Green	NA	5,914	5,447	4,657	Yes	Jun 2026 to Aug 2026
Electrical Workers Pension Plan Local 103 IBEW	04-6063734	001	Green	Green	NA	5,230	5,133	6,537	Yes	Aug 2028
San Diego Electrical Pension Plan	95-6101801	001	Green	Green	NA	5,147	7,039	5,511	Yes	May 2028
Atlanta Plumbers and Steamfitters Pension Fund	58-1233396	001	Green	Green	NA	4,959	4,133	1,691	Yes	Jul 2028 to Aug 2028
Plumbers & Pipefitters Local No. 189 Pension Plan	31-0894807	001	Green	Green	NA	4,720	2,744	2,557	Yes	May 2026 to May 2028
NECA-IBEW Pension Trust Fund	51-6029903	001	Green	Green	NA	4,680	3,242	2,228	No	Nov 2026 to Nov 2027
Eighth District Electrical Pension Fund	84-6100393	001	Green	Green	NA	4,532	4,476	3,844	Yes	May 2026 to Aug 2027
Sheet Metal Workers Pension Plan of Northern California	51-6115939	001	Red	Red	Implemented	3,793	5,245	5,738	Yes	Jun 2026 to Jul 2026
Michiana Area Electrical Workers Pension Fund	35-6269273	001	Green	Green	NA	3,779	1,783	391	Yes	May 2026 to Jun 2026

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS (Continued)
Pension Fund	EIN/Pension Plan Number		PPA Zone Status (1)		FIP/RP Status	Contributions			Contributions greater than 5% of total plan contributions (2)	Expiration date or range of expiration dates of CBA(s)
			2025	2024		2025	2024	2023
Sheet Metal Workers Pension Plan of Southern California, Arizona & Nevada	95-6052257	001	Green	Green	NA	3,611	3,783	3,399	No	Jun 2026 to Jun 2029
IBEW Local No. 82 Pension Plan	31-6127268	001	Green	Green	NA	3,527	3,325	3,701	Yes	Dec 2026
Northern California Pipe Trades Pension Plan	94-3190386	001	Green	Green	NA	3,187	3,310	6,317	No	Jul 2026 to Jun 2027
U.A. Local 393 Pension Trust Fund Defined Benefit	94-6359772	002	Green	Green	NA	3,118	3,734	3,263	Yes	Jul 2026 to Jun 2027
Arizona Pipe Trades Pension Trust Fund	86-6025734	001	Green	Green	NA	3,086	4,038	3,048	Yes	Jun 2026 to Jun 2027
Plumbers and Steamfitters Local No. 166 AFL - CIO Pension Plan	51-6132690	001	Green	Green	NA	3,014	2,046	1,773	Yes	May 2026
U.A. Plumbers Local 24 Pension Fund	22-6042823	001	Green	Green	NA	2,997	2,231	2,295	Yes	Apr 2029
Southern California IBEW-NECA Pension Plan	95-6392774	001	Yellow	Yellow	Implemented	2,942	4,279	3,801	Yes	Jan 2026 to Jun 2026
Idaho Plumbers and Pipefitters Pension Plan	82-6010346	001	Green	Green	NA	2,844	1,281	1,138	Yes	May 2026
Pension and Retirement Plan of Plumbers and Pipefitters Union, Local No. 525	88-6003864	001	Green	Green	NA	2,839	2,099	1,970	Yes	Sep 2028
IBEW Local No. 640 & Arizona Chapter NECA Defined Benefit Pension Plan	86-0323980	001	Green	Green	NA	2,497	2,044	390	Yes	Jun 2026 to Jul 2027
IBEW Local No. 683 Pension Fund Pension Plan	34-1442087	001	Green	Green	NA	2,466	2,146	905	Yes	Jun 2026 to May 2027
IBEW Local 456 Pension Plan	22-6238995	001	Green	Green	NA	2,368	2,792	1,390	Yes	May 2026
IBEW Local 1579 Pension Plan	58-1254974	001	Green	Green	NA	2,351	—	—	No	Sep 2028
Local 68 Engineers Union Pension Plan	51-0176618	001	Green	Green	NA	2,208	1,548	1,200	Yes	Aug 2026 to Apr 2027
Building Trades United Pension Trust Fund Milwaukee and Vicinity	51-6049409	001	Green	Green	NA	2,164	2,182	1,622	No	May 2026
IBEW Local 701 Pension Fund	36-6455509	001	Green	Green	NA	2,149	3,849	3,989	Yes	May 2026 to Aug 2026
Plumbers & Steamfitters Local 486 Pension Fund	52-6124449	001	Green	Green	NA	2,148	2,796	2,828	Yes	Nov 2028
U.A. Local No. 447 Pension Fund	94-6269669	001	Green	Green	NA	2,049	1,790	1,678	Yes	Jun 2026 to Jun 2030
Joint Pension Fund of Local Union No. 102	22-1615726	001	Green	Green	NA	2,047	1,688	2,868	No	May 2028
Boilermaker-Blacksmith National Pension Trust	48-6168020	001	Red	Red	Implemented	2,004	825	1,140	No	Sep 2026 to Jun 2027
South Florida Electrical Workers Pension Plan	59-6230530	001	Red	Red	Implemented	1,801	91	301	Yes	Dec 2026
Plumbers & Pipefitters Local 162 Pension Fund	31-6125999	001	Yellow	Yellow	Implemented	1,354	1,390	1,243	Yes	May 2026
Plumbing & Pipefitting Industry Local 219 Pension Plan	34-6682376	001	Red	Red	Implemented	1,010	1,098	919	Yes	May 2026
Other Multiemployer Pension Plans						56,463	53,531	51,368		Various
Total Contributions						$341,910	$297,050	$258,829
 _________________
(1)    The zone status represents the most recent available information for the respective MEPP, which may be from 2024 or earlier for the 2025 year and from 2023 or earlier for the 2024 year. In general, plans with a “green” zone status have a funding ratio of at least 80%, plans with an “orange” or “yellow” zone status have a funding ratio of between 65% and less than 80%, and plans with a “red” zone status are less than 65% funded or are projected to have a funding deficiency in any of the next ten years.
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

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RETIREMENT PLANS (Continued)
The nature and diversity of our operations may result in volatility in the amount of our contributions to a particular MEPP for any given period. That is because, in any given market, a change in the mix, volume of, or size of our projects could result in a change in our direct labor force and a corresponding change in our contributions to the MEPP(s) dictated by the applicable CBA. Additionally, the amount of contributions to a particular MEPP could also be affected by the terms of the CBA, which could require at a particular time, an increase in the contribution rate and/or surcharges. Acquisitions made by us since 2023 have resulted in incremental contributions to various MEPPs of approximately $32.7 million.
Additionally, we contribute to certain multiemployer plans that provide post-retirement benefits such as health and welfare benefits and/or defined contribution/annuity plans, among others. Our contributions to these plans were approximately $383.8 million, $279.9 million, and $243.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. Acquisitions made by us since 2023 have resulted in incremental contributions to such other post-retirement benefit plans of approximately $73.3 million. The amount of contributions to these plans is also subject, for the most part, to the factors discussed above in conjunction with the MEPPs.
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
Surety Bonds
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of December 31, 2025, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was approximately $3.03 billion, which represents approximately 23% of our total remaining performance obligations.
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds may be issued as collateral for certain insurance obligations. As of December 31, 2025, we satisfied approximately $105.5 million of the collateral requirements of our insurance programs by utilizing surety bonds.
We are not aware of any losses in connection with surety bonds that have been posted on our behalf, and we do not expect to incur significant losses in the foreseeable future.
Hazardous Materials
We are subject to regulations with respect to the handling or disposal of certain materials used in the performance of our services, which are classified as hazardous or toxic by federal, state, and local agencies. Our practice is to avoid participation in projects principally involving the remediation or removal of such materials. However, when remediation is required as part of our contract performance, we believe we comply with all applicable regulations governing hazardous materials or otherwise relating to the protection of the environment.
Collective Bargaining Agreements
At December 31, 2025, we employed approximately 44,000 people, approximately 62% of whom are represented by various unions pursuant to approximately 450 collective bargaining agreements between our individual subsidiaries or trade associations and local unions, as well as two collective bargaining agreements that are national or regional in scope. We believe that our relations with our labor unions are generally positive.

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
Lease Position
The following table presents our lease-related assets and liabilities as of December 31, 2025 and 2024 (in thousands):

	Classification on the Consolidated Balance Sheet	December 31, 2025	December 31, 2024
Assets
Operating lease assets	Operating lease right-of-use assets	$439,029	$316,128
Finance lease assets	Property, plant, and equipment, net	6,111	6,009
Total lease assets		$445,140	$322,137

Liabilities
Current
Operating	Operating lease liabilities, current	$99,213	$81,247
Finance	Other accrued expenses and liabilities	2,399	2,246
Noncurrent
Operating	Operating lease liabilities, long-term	368,996	261,575
Finance	Other long-term obligations	3,949	3,849
Total lease liabilities		$474,557	$348,917
Lease Costs
The following table presents information related to our lease expense for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Finance lease expense:
Amortization expense	$2,855	$2,604	$2,816
Interest expense	320	254	175
Operating lease expense	121,996	103,261	93,158
Short-term lease expense (1)	382,289	290,267	224,047
Variable lease expense	8,163	7,137	9,482
Total lease expense	$515,623	$403,523	$329,678
_________________
(1)Short-term lease expense includes both leases and rentals with initial terms of one year or less and predominantly represents equipment used on construction projects.
Sublease rental income was approximately $1.0 million, $4.6 million, and $6.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 - LEASES (Continued)
Lease Term and Discount Rate
The following table presents certain information related to the lease terms and discount rates for our leases as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term:
Operating leases	6.9 years	5.1 years
Finance leases	3.1 years	3.4 years
Weighted-average discount rate:
Operating leases	5.01%	4.43%
Finance leases	5.10%	4.67%
Other Information
The following table presents supplemental cash flow information related to our leases for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$118,840	$101,611	$90,412
Operating cash flows used for finance leases	$320	$254	$175
Financing cash flows used for finance leases	$2,692	$2,855	$2,776
Right-of-use assets obtained in exchange for new operating lease liabilities	$219,965	$94,538	$125,417
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,882	$3,412	$1,427
Maturity of Lease Liabilities
The following table reconciles our future minimum lease payments on an undiscounted cash flow basis to our lease liabilities reported in the Consolidated Balance Sheet as of December 31, 2025 (in thousands):

	Operating Leases	Finance Leases
2026	$119,602	$2,654
2027	96,345	2,051
2028	79,533	1,221
2029	65,874	633
2030	50,498	255
Thereafter	151,835	37
Total minimum lease payments	563,687	6,851
Less: Amount of lease payments representing interest	(95,478)	(503)
Present value of future minimum lease payments	$468,209	$6,348

Current portion of lease liabilities	$99,213	$2,399
Noncurrent portion of lease liabilities	368,996	3,949
Present value of future minimum lease payments	$468,209	$6,348

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 - ADDITIONAL CASH FLOW INFORMATION
The following table presents cash paid for interest for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Cash paid for interest	$11,130	$2,850	$16,246
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
•United States building services; and
•United States industrial services.
On December 1, 2025, we sold our United Kingdom operations, the results of which are reported within our United Kingdom building services segment through the date of sale.
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
The following tables present the revenues and operating income for each of our reportable segments for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Revenues from unrelated entities:
United States electrical construction and facilities services	$5,074,252	$3,342,927	$2,783,723
United States mechanical construction and facilities services	7,050,481	6,405,657	5,074,803
United States building services	3,122,242	3,114,817	3,120,134
United States industrial services	1,268,099	1,277,190	1,167,790
Total United States operations	16,515,074	14,140,591	12,146,450
United Kingdom building services	471,348	425,525	436,423
Consolidated revenues	$16,986,422	$14,566,116	$12,582,873

	2025	2024	2023
Total revenues:
United States electrical construction and facilities services	$5,135,887	$3,370,506	$2,786,895
United States mechanical construction and facilities services	7,123,644	6,458,776	5,134,686
United States building services	3,171,057	3,166,680	3,228,056
United States industrial services	1,292,664	1,284,327	1,179,321
Less intersegment revenues	(208,178)	(139,698)	(182,508)
Total United States operations	16,515,074	14,140,591	12,146,450
United Kingdom building services	471,348	425,525	436,423
Consolidated revenues	$16,986,422	$14,566,116	$12,582,873

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 - SEGMENT INFORMATION (Continued)

	2025	2024	2023
Operating income (loss):
United States electrical construction and facilities services	$611,952	$447,186	$230,640
United States mechanical construction and facilities services	905,325	799,613	530,644
United States building services	187,192	176,720	182,995
United States industrial services	24,998	44,213	35,375
Total United States operations	1,729,467	1,467,732	979,654
United Kingdom building services	20,969	21,485	25,681
Corporate administration	(181,894)	(144,354)	(127,229)
Gain on sale of United Kingdom operations	144,876	—	—
Impairment loss on long-lived assets	—	—	(2,350)
Consolidated operating income	1,713,418	1,344,863	875,756
Other items:
Net periodic pension income (cost)	211	894	(1,119)
Interest expense	(12,020)	(3,779)	(17,199)
Interest income	20,015	35,404	15,415
Income before income taxes	$1,721,624	$1,377,382	$872,853

The following tables provide the significant expenses that are regularly provided to and reviewed by our CODM for each of our reportable segments for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Cost of sales:
United States electrical construction and facilities services	$4,068,755	$2,673,491	$2,359,816
United States mechanical construction and facilities services	5,625,203	5,147,903	4,188,707
United States building services	2,503,079	2,516,745	2,567,993
United States industrial services	1,087,976	1,086,503	997,951
Total United States operations	13,285,013	11,424,642	10,114,467
United Kingdom building services	418,421	376,423	379,067
Consolidated cost of sales	$13,703,434	$11,801,065	$10,493,534

	2025	2024	2023
Selling, general and administrative expenses:
United States electrical construction and facilities services	$393,545	$222,250	$193,267
United States mechanical construction and facilities services	519,953	458,141	355,452
United States building services	431,971	421,353	369,146
United States industrial services	155,125	146,474	134,464
Total United States operations	1,500,594	1,248,218	1,052,329
United Kingdom building services	31,958	27,616	31,675
Corporate administration	181,894	144,354	127,229
Consolidated selling, general and administrative expenses	$1,714,446	$1,420,188	$1,211,233

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 - SEGMENT INFORMATION (Continued)
The following tables present other financial information for each of our reportable segments as of or for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Depreciation and amortization of property, plant, and equipment:
United States electrical construction and facilities services	$10,283	$7,928	$8,402
United States mechanical construction and facilities services	22,384	16,133	12,503
United States building services	16,189	15,716	15,672
United States industrial services	13,298	12,265	11,146
Total United States operations	62,154	52,042	47,723
United Kingdom building services	3,873	3,750	3,116
Corporate administration	1,341	886	983
Total depreciation and amortization of property, plant, and equipment	$67,368	$56,678	$51,822

	2025	2024	2023
Amortization of identifiable intangible assets:
United States electrical construction and facilities services	$48,307	$6,773	$9,583
United States mechanical construction and facilities services	25,584	25,320	15,302
United States building services	21,478	21,606	19,621
United States industrial services	23,683	23,303	22,637
Total amortization of identifiable intangible assets	$119,052	$77,002	$67,143

	2025	2024	2023
Capital expenditures:
United States electrical construction and facilities services	$20,513	$9,467	$6,929
United States mechanical construction and facilities services	51,137	31,057	37,543
United States building services	15,076	18,314	19,843
United States industrial services	12,911	9,341	10,433
Total United States operations	99,637	68,179	74,748
United Kingdom building services	7,048	5,643	1,984
Corporate administration	6,065	1,128	1,672
Total capital expenditures	$112,750	$74,950	$78,404

	December 31, 2025	December 31, 2024	December 31, 2023
Total assets:
United States electrical construction and facilities services	$2,686,933	$1,314,577	$1,243,707
United States mechanical construction and facilities services	3,206,671	2,659,184	2,242,833
United States building services	1,436,779	1,396,236	1,382,664
United States industrial services	524,883	606,861	571,658
Total United States operations	7,855,266	5,976,858	5,440,862
United Kingdom building services	—	283,897	277,066
Corporate administration	1,436,133	1,455,718	891,793
Total assets	$9,291,399	$7,716,473	$6,609,721

EMCOR Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 - SEGMENT INFORMATION (Continued)
The following table presents geographical information about certain tangible long-lived assets, including property, plant, and equipment and right-of-use lease assets as of December 31, 2025, 2024, and 2023 (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Long-lived assets:
United States	$692,306	$509,181	$476,595
United Kingdom	—	14,436	13,281
Total long-lived assets	$692,306	$523,617	$489,876

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of EMCOR Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EMCOR Group, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition from Construction Contracts
Description of the Matter
As described in Note 3 to the consolidated financial statements, the Company generally recognizes revenue from construction contracts over time using a cost-to-cost input method in which the extent of progress is measured based on the ratio of costs incurred to date to the total estimated costs at completion. In addition, the revenue recognition process requires the Company to determine the transaction price that represents the amount of consideration to which the Company expects to be entitled. A significant portion of the Company’s revenues for the year ended December 31, 2025 were derived from construction contracts.
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

Valuation of the Customer Relationship Intangible Asset Acquired in a Business Combination
Description of the Matter
As described in Note 4 to the consolidated financial statements, during the year ended December 31, 2025, the Company completed the acquisition of Miller Electric Company (“Miller Electric”) for total consideration of approximately $876.8 million. The preliminary purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities.

Auditing the Company’s accounting for the Miller Electric acquisition required complex auditor judgment due to the significant estimation uncertainty inherent in determining the fair value of the acquired customer relationship intangible asset. The significant estimation uncertainty was primarily due to the judgmental nature of the inputs to the valuation techniques used to measure the fair value of the customer relationship intangible asset as well as the sensitivity of the fair value to the underlying significant assumptions. The significant assumptions used to estimate the fair value of the acquired customer relationship intangible asset are revenue and the revenue growth rate. The significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the valuation of the customer relationship intangible asset. For example, we tested controls over management’s review of the valuation model and the significant assumptions described above.

To test the estimated fair value of the acquired customer relationship intangible asset, we performed audit procedures that included, among others, assessing the appropriateness of the valuation methodology, testing the significant assumptions discussed above, and testing the completeness and accuracy of the underlying data used by the Company to develop the assumptions. For example, we compared the revenue and revenue growth rates to historical results and to industry expectations. We further performed sensitivity analyses to evaluate the changes in the fair value of the acquired customer relationship intangible asset that would result from changes in the significant assumptions. In addition, we involved internal valuation specialists to assist us in our evaluation of the valuation methodology used by the Company.

/s/	Ernst & Young LLP
We have served as the Company’s auditor since 2002.

Stamford, Connecticut
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of EMCOR Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited EMCOR Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, EMCOR Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Miller Electric Company ("Miller Electric"), which is included in the 2025 consolidated financial statements of the Company and constituted 4.4% of total assets as of December 31, 2025 and 6.4% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Miller Electric.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
February 26, 2026

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
On February 3, 2025, we acquired Miller Electric Company (“Miller Electric”). As of December 31, 2025, we had not fully incorporated the internal controls and procedures of Miller Electric into EMCOR’s internal control over financial reporting. As such, management excluded this business from our assessment of the effectiveness of internal control over financial reporting, as permitted by applicable regulations. Our internal control procedures surrounding the valuation of goodwill and identifiable intangible assets related to this acquisition were, however, included in management’s assessment of the effectiveness of internal control over financial reporting. Excluding goodwill and identifiable intangible assets recorded in connection with this acquisition, Miller Electric accounted for $405.1 million, or 4.4%, of EMCOR’s total assets as of December 31, 2025. Miller Electric accounted for approximately $1.09 billion, or 6.4%, of EMCOR’s total revenues for the year then ended.
As of December 31, 2025, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has determined that EMCOR’s internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report appearing in Item 8 of this Form 10-K, which such report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025.
Changes in Internal Control over Financial Reporting
In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On December 2, 2025, Anthony J. Guzzi, our Chairman, President, and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the potential sale of an aggregate amount of up to 36,000 shares of our common stock, with the exact number of shares to be sold to be determined based on market prices of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is from March 5, 2026 until May 28, 2027, or earlier if all transactions under the trading arrangement are completed.
During the quarter ended December 31, 2025, no other directors or executive officers of the Company adopted or terminated any: (a) contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1 or (b) non 10b5-1 trading arrangement, each as defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 with respect to directors is incorporated herein by reference to the section of our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders entitled “Election of Directors,” which Proxy Statement is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year to which this Form 10-K relates (the “Proxy Statement”). The information, if any, required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section of the Proxy Statement entitled “Delinquent Section 16(a) Reports.” The information required by this Item 10 concerning the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated by reference to the section of the Proxy Statement entitled “Meetings and Committees of the Board of Directors” and “Corporate Governance.” The information required by this Item 10 regarding stockholder recommendations for director candidates is incorporated by reference to the section of the Proxy Statement entitled “Recommendations for Director Candidates.” The information required by this Item 10 with respect to insider trading policies and procedures is incorporated by reference to the section of the Proxy Statement entitled “Insider Trading Policies and Procedures.” Information regarding our executive officers is contained in Part I of this Form 10-K following Item 4 under the heading “Executive Officers of the Registrant.” We have adopted a Code of Ethics that applies to our Chief Executive Officer and our Senior Financial Officers, which is listed on the Exhibit Index.
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
Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes, as of December 31, 2025, certain information regarding equity compensation plans that were approved by stockholders and equity compensation plans that were not approved by stockholders.

	Equity Compensation Plan Information
	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Security Holders	234,436	$—	555,142 (1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	234,436	$—	555,142 (1)
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

Financial Statements:

Consolidated Balance Sheets - December 31, 2025 and 2024

Consolidated Statements of Operations - Years Ended December 31, 2025, 2024, and 2023

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2025, 2024, and 2023

Consolidated Statements of Cash Flows - Years Ended December 31, 2025, 2024, and 2023

Consolidated Statements of Equity - Years Ended December 31, 2025, 2024, and 2023

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

(a)(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(a-6)	Certificate of Amendment of Restated Certificate of Incorporation of EMCOR	Exhibit 3.1 to EMCOR’s Report on Form 8-K (Date of Report June 8, 2023)
3(b)	Second Amended and Restated By-Laws of EMCOR	Exhibit 3.1 to EMCOR’s Report on Form 8-K (Date of Report October 25, 2022)
4(a)	Seventh Amended and Restated Credit Agreement dated as of December 20, 2023 by and among EMCOR and certain subsidiaries and Bank of Montreal, as Agent and the lenders listed on the signature pages thereof	Exhibit 4(a) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”)
4(b)	Description of Registrant’s Securities	Exhibit 4(e) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”)
10(a)	Form of Severance Agreement (“Severance Agreement”) between EMCOR and each of R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to EMCOR's Report on Form 8-K (Date of Report April 25, 2005)
10(b)	Form of Amendment to Severance Agreement between EMCOR and each of R. Kevin Matz and Mark A. Pompa	Exhibit 10(c) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“March 2007 Form 10-Q”)
10(c)	Letter Agreement dated October 12, 2004 between Anthony Guzzi and EMCOR (the “Guzzi Letter Agreement”)	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 12, 2004)
10(d)	Form of Confidentiality Agreement between Anthony Guzzi and EMCOR	Exhibit C to the Guzzi Letter Agreement
10(e)	Form of Indemnification Agreement between EMCOR and each of its officers and directors	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report October 27, 2025)
10(f-1)	Severance Agreement (“Guzzi Severance Agreement”) dated October 25, 2004 between Anthony Guzzi and EMCOR	Exhibit D to the Guzzi Letter Agreement
10(f-2)	Amendment to Guzzi Severance Agreement	Exhibit 10(g-2) to the March 2007 Form 10-Q
10(g-1)	Change of Control Agreement dated as of October 25, 2004 between Anthony Guzzi (“Guzzi”) and EMCOR (“Guzzi Continuity Agreement”)	Exhibit E to the Guzzi Letter Agreement
10(g-2)	Amendment dated as of March 1, 2007 to Guzzi Continuity Agreement	Exhibit 10(p-2) to the March 2007 Form 10-Q
10(g-3)	Amendment to Continuity Agreements and Severance Agreements with Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10(Q) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(h)	Amendment dated as of March 29, 2010 to Severance Agreement with Anthony J. Guzzi, R. Kevin Matz and Mark A. Pompa	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report March 29, 2010) (“March 2010 Form 8-K”)
10(i-1)	Severance Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio	Exhibit 10(l-1) to EMCOR's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 ("September 2016 Form 10-Q")
10(i-2)	Continuity Agreement dated as of October 26, 2016 between EMCOR and Maxine L. Mauricio (“Mauricio Continuity Agreement”)	Exhibit 10(l-2) to the September 2016 Form 10-Q
10(i-3)	Amendment dated April 10, 2017 to Mauricio Continuity Agreement	Exhibit 10(l-3) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017
10(j-1)	Severance Agreement dated as of May 8, 2024 between EMCOR and Jason R. Nalbandian	Exhibit 10(a-1) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (“June 2024 Form 10-Q”)
10(j-2)	Continuity Agreement dated as of May 8, 2024 between EMCOR and Jason R. Nalbandian	Exhibit 10(a-2) to the June 2024 Form 10-Q
10(k-1)	EMCOR Group, Inc. Long-Term Incentive Plan (“LTIP”)	Exhibit 10 to EMCOR’s Report on Form 8-K (Date of Report December 15, 2005)
10(k-2)	First Amendment to LTIP and updated Schedule A to LTIP	Exhibit 10(S-2) to 2008 Form 10-K
10(k-3)	Second Amendment to LTIP	Exhibit 10.2 to March 2010 Form 8-K
10(k-4)	Third Amendment to LTIP	Exhibit 10(q-4) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (“March 2012 Form 10-Q”)
10(k-5)	Fourth Amendment to LTIP	Exhibit 10(l-5) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10(k-6)	Form of Certificate Representing Stock Units issued under LTIP	Exhibit 10(T-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”)
10(k-7)	Fifth Amendment to LTIP	Exhibit 10(l-7) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”)
10(k-8)	Sixth Amendment to LTIP	Exhibit 10(l-8) to 2015 Form 10-K
10(k-9)	Seventh Amendment to LTIP	Exhibit 10(l-9) to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2021
10(k-10)	Eighth Amendment to LTIP	Exhibit 10(l-10) to 2023 Form 10-K
10(l)	Key Executive Incentive Bonus Plan, as amended and restated	Exhibit B to EMCOR’s Proxy Statement for its Annual Meeting held June 13, 2013
10(m-1)	Amended and Restated 2010 Incentive Plan	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report June 11, 2020)
10(m-2)	First Amendment to the Amended and Restated 2010 Incentive Plan	Exhibit 10.1 to EMCOR’s Report on Form 8-K (Date of Report June 5, 2025)
10(n)	Form of Non-LTIP Stock Unit Certificate	Exhibit 10(p)(p) to the March 2012 Form 10-Q
10(o)	Form of Director Restricted Stock Unit Agreement	Exhibit 10(k)(k) to EMCOR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (“June 2012 Form 10-Q”)
10(p)	Director Award Program, as Amended and Restated December 16, 2014	Exhibit 10(z) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2014

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

10(q-1)	EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(E)(E) to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”)
10(q-2)	First Amendment to EMCOR Group, Inc. Voluntary Deferral Plan	Exhibit 10(e)(e) to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2013
10(r)	Form of Executive Restricted Stock Unit Agreement	Exhibit 10(F)(F) to 2012 Form 10-K
14	Code of Ethics of EMCOR for Chief Executive Officer and Senior Financial Officers	Exhibit 14 to EMCOR's Annual Report on Form 10-K for the year ended December 31, 2003
19	Insider Trading Policies and Procedures	Exhibit 19 to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2024
21	List of Significant Subsidiaries	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President, and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Jason R. Nalbandian, the Senior Vice President, Chief Financial Officer and Chief Accounting Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President, and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Senior Vice President, Chief Financial Officer and Chief Accounting Officer	Furnished
95.1	Information concerning mine safety violations or other regulatory matters	Filed herewith
97	Policy Relating to Recovery of Erroneously Awarded Compensation	Exhibit 97 to 2023 Form 10-K

101
The following materials from EMCOR Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.
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
Date: February 26, 2026

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2026.

/S/ ANTHONY J. GUZZI	Chairman, President, and Chief Executive Officer
Anthony J. Guzzi	(Principal Executive Officer)

/S/ JASON R. NALBANDIAN	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Jason R. Nalbandian	(Principal Financial and Accounting Officer)

/S/ JOHN W. ALTMEYER	Director
John W. Altmeyer

/s/ AMY E. DAHL	Director
Amy E. Dahl

/S/ RONALD L. JOHNSON	Director
Ronald L. Johnson

/S/ CAROL P. LOWE	Director
Carol P. Lowe

/S/ M. KEVIN MCEVOY	Director
M. Kevin McEvoy

/S/ WILLIAM P. REID	Director
William P. Reid

/s/ PATRICK ROCHE	Director
Patrick Roche

/s/ STEVEN B. SCHWARZWAELDER	Director
Steven B. Schwarzwaelder

/S/ ROBIN WALKER-LEE	Director
Robin Walker-Lee

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Costs and Expenses	Deductions (1)	Balance at End of Year
Allowance for credit losses
Year Ended December 31, 2025	$34,957	7,671	(19,871)	$22,757
Year Ended December 31, 2024	$22,502	17,303	(4,848)	$34,957
Year Ended December 31, 2023	$22,382	7,859	(7,739)	$22,502
_________________
(1)     Deductions primarily represent uncollectible balances of accounts receivable written off, net of recoveries.