Form 10-Q
period 2026-03-31
EMCOR Group, Inc.
filed 2026-04-29
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Number of shares of Common Stock outstanding as of the close of business on April 23, 2026: 44,440,278 shares.

[This Page Intentionally Left Blank]

EMCOR Group, Inc.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning. Forward-looking statements in this report include discussions of our future operating or financial performance and other forward-looking commentary regarding aspects of our business, including market share growth, gross profit, remaining performance obligations, project mix, projects with varying profit margins and contractual terms, the financial impact and integration of acquisitions, selling, general and administrative expenses, anticipated dividend payments, our ability to maintain a strong safety record, and trends in our business, and other characterizations of future events or circumstances, such as the effects of supply chain disruptions, delays, and price fluctuations, including those potentially caused by tariffs. Each forward-looking statement included in this report is subject to risks and uncertainties, including those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report, and in our Form 10-K for the year ended December 31, 2025, including, without limitation, the “Risk Factors” section of such Form 10-K. Applicable risks and uncertainties include, but are not limited to:
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

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	(Unaudited) March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$916,420	$1,111,968
Accounts receivable, less allowance for credit losses of $22,056 and $22,757, respectively	4,549,956	4,241,177
Contract assets	377,332	337,717
Inventories	130,208	126,252
Prepaid expenses and other	100,577	120,231
Total current assets	6,074,493	5,937,345
Property, plant, and equipment, net	264,696	253,277
Operating lease right-of-use assets	478,646	439,029
Goodwill	1,433,937	1,412,414
Identifiable intangible assets, net	1,089,866	1,108,828
Other assets	166,469	140,506
Total assets	$9,508,107	$9,291,399
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,149,028	$1,227,428
Contract liabilities	2,417,021	2,327,360
Accrued payroll and benefits	710,038	870,154
Other accrued expenses and liabilities	443,116	340,785
Operating lease liabilities, current	102,296	99,213
Total current liabilities	4,821,499	4,864,940
Operating lease liabilities, long-term	408,122	368,996
Other long-term obligations	410,910	382,482
Total liabilities	5,640,531	5,616,418
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 61,294,178 and 61,252,599 shares issued, respectively	613	613
Capital surplus	93,977	101,336
Accumulated other comprehensive loss	(1,920)	(1,916)
Retained earnings	6,293,411	6,005,772
Treasury stock, at cost 16,854,238 and 16,732,232 shares, respectively	(2,519,542)	(2,431,861)
Total EMCOR Group, Inc. stockholders’ equity	3,866,539	3,673,944
Noncontrolling interests	1,037	1,037
Total equity	3,867,576	3,674,981
Total liabilities and equity	$9,508,107	$9,291,399
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended March 31,
	2026	2025
Revenues	$4,628,233	$3,867,372
Cost of sales	3,764,283	3,144,654
Gross profit	863,950	722,718
Selling, general and administrative expenses	460,105	403,962
Operating income	403,845	318,756
Net periodic pension income	—	54
Interest income, net	6,227	5,387
Income before income taxes	410,072	324,197
Income tax provision	104,588	83,520
Net income	$305,484	$240,677

Basic earnings per common share	$6.85	$5.27

Diluted earnings per common share	$6.84	$5.26

Dividends declared per common share	$0.40	$0.25
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended March 31,
	2026	2025
Net income	$305,484	$240,677
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	5,342
Changes in post-retirement plans (1)	(4)	477
Other comprehensive (loss) income	(4)	5,819
Comprehensive income	$305,480	$246,496
_________
(1)Net of tax of $0.2 million for the three months ended March 31, 2025.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows - operating activities:
Net income	$305,484	$240,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,362	15,582
Amortization of identifiable intangible assets	34,212	26,363
Provision for credit losses	395	4,718
Deferred income taxes	(6,954)	2,777
Excess tax benefits from share-based compensation	(6,042)	(3,496)
Non-cash share-based compensation expense	10,590	9,270
Other reconciling items	(650)	(798)
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(354,839)	(186,622)
Net cash provided by operating activities	558	108,471
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(43,674)	(850,644)
Proceeds from sale or disposal of property, plant, and equipment	636	1,334
Purchases of property, plant, and equipment	(28,712)	(26,131)
Net cash used in investing activities	(71,750)	(875,441)
Cash flows - financing activities:
Proceeds from revolving credit facility	—	250,000
Repayments of finance lease liabilities	(646)	(775)
Dividends paid to stockholders	(17,810)	(11,451)
Repurchases of common stock	(87,107)	(224,832)
Taxes paid related to net share settlements of equity awards	(17,984)	(13,351)
Payments for contingent consideration arrangements	(809)	(420)
Net cash used in financing activities	(124,356)	(829)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	4,869
Decrease in cash, cash equivalents, and restricted cash	(195,548)	(762,930)
Cash, cash equivalents, and restricted cash at beginning of year (1)	1,111,968	1,340,395
Cash, cash equivalents, and restricted cash at end of period (2)	$916,420	$577,465
_________
(1)Includes $0.8 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheet as of December 31, 2024.
(2)Includes $0.8 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheet as of March 31, 2025.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended March 31, 2026 and 2025
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2024	$2,938,694	$612	$97,475	$(85,527)	$4,778,061	$(1,852,964)	$1,037
Net income	240,677	—	—	—	240,677	—	—
Other comprehensive income	5,819	—	—	5,819	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(13,351)	—	(13,351)	—	—	—	—
Common stock dividends	(11,451)	—	30	—	(11,481)	—	—
Repurchases of common stock	(218,664)	—	—	—	—	(218,664)	—
Acquisition of noncontrolling interests	934	—	—	—	—	—	934
Share-based compensation expense	9,270	—	9,270	—	—	—	—
Balance, March 31, 2025	$2,951,928	$612	$93,424	$(79,708)	$5,007,257	$(2,071,628)	$1,971

Balance, December 31, 2025	$3,674,981	$613	$101,336	$(1,916)	$6,005,772	$(2,431,861)	$1,037
Net income	305,484	—	—	—	305,484	—	—
Other comprehensive loss	(4)	—	—	(4)	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(17,984)	—	(17,984)	—	—	—	—
Common stock dividends	(17,810)	—	35	—	(17,845)	—	—
Repurchases of common stock	(87,681)	—	—	—	—	(87,681)	—
Share-based compensation expense	10,590	—	10,590	—	—	—	—
Balance, March 31, 2026	$3,867,576	$613	$93,977	$(1,920)	$6,293,411	$(2,519,542)	$1,037
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
On December 1, 2025, we sold EMCOR (UK) Limited and EMCOR Group (UK) plc, which collectively represented our United Kingdom building services segment (collectively, “EMCOR UK”).
The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.
NOTE 2 - New Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”), which requires disaggregated disclosures, in the notes to the financial statements, about certain income statement expense line items on an interim and annual basis. This guidance requires entities to provide more detailed information about purchases of inventory, employee compensation, depreciation expense, intangible asset amortization, and selling expenses. Such guidance, which is required to be applied prospectively, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, although early adoption and retrospective application is permitted. While the adoption of this ASU will not have an impact on our financial position and/or results of operations, we are currently evaluating the impact on our financial statement disclosures, including the processes and controls around the collection of this information.
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
Based on an evaluation of individual projects that were substantially complete in prior periods but had revisions to total estimated costs or anticipated contract value (inclusive of the settlement of previously outstanding change orders and claims) that resulted in an increase to profitability in excess of $1.0 million, we recognized revenue during the three months ended March 31, 2026 and 2025, as summarized in the following table (in thousands):

	For the three months ended March 31,
	2026	2025
United States electrical construction and facilities services	$7,394	$—
United States mechanical construction and facilities services	9,333	3,118
Total impact	$16,727	$3,118

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Based on an evaluation of individual projects that had revisions to total estimated costs or anticipated contract value that resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted during the three months ended March 31, 2026 and 2025, as summarized in the following table (in thousands):

	For the three months ended March 31,
	2026	2025
United States electrical construction and facilities services	$3,440	$7,783
United States mechanical construction and facilities services	5,538	7,307
Total impact	$8,978	$15,090
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide construction services relating to electrical and mechanical systems, as well as to provide a number of building services and industrial services to our customers. Our contracts are with many different customers in numerous industries.
The following tables provide further disaggregation of our revenues, by categories we use to evaluate our financial performance within each of our reportable segments, for the three months ended March 31, 2026 and 2025 (in thousands, except for percentages). Refer to Note 13 - Segment Information of the notes to consolidated financial statements for additional information on how we disaggregate our revenues by reportable segment.

	For the three months ended March 31,
	2026	% of Total	2025	% of Total
United States electrical construction and facilities services:
Network and communications market sector	$757,371	52%	$516,337	47%
Commercial market sector	106,951	7%	98,558	9%
Manufacturing and industrial market sector	112,845	8%	98,475	9%
Healthcare market sector	113,645	8%	107,736	10%
High-tech manufacturing market sector	25,095	2%	45,010	4%
Institutional market sector	82,576	5%	51,709	5%
Transportation market sector	56,803	4%	62,028	6%
Water and wastewater market sector	7,641	1%	12,759	1%
Hospitality and entertainment market sector	58,721	4%	23,224	2%
Short-duration projects (1)	99,203	7%	54,977	5%
Service work	26,999	2%	19,137	2%
	1,447,850		1,089,950
Less intersegment revenues	(436)		(2,106)
Total segment revenues	$1,447,414		$1,087,844
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the three months ended March 31,
	2026	% of Total	2025	% of Total
United States mechanical construction and facilities services:
Network and communications market sector	$613,824	30%	$330,361	21%
Commercial market sector	238,408	12%	179,903	12%
Manufacturing and industrial market sector	238,865	12%	177,901	11%
Healthcare market sector	151,615	8%	143,563	9%
High-tech manufacturing market sector	205,480	10%	282,371	18%
Institutional market sector	170,334	8%	84,856	5%
Transportation market sector	8,595	1%	14,116	1%
Water and wastewater market sector	87,550	4%	76,448	5%
Hospitality and entertainment market sector	27,688	1%	29,205	2%
Short-duration projects (1)	108,218	5%	108,526	7%
Service work	180,940	9%	146,371	9%
	2,031,517		1,573,621
Less intersegment revenues	(5,176)		(1,019)
Total segment revenues	$2,026,341		$1,572,602
 ________
(1)Represents those projects which generally are completed within three months or less.

	For the three months ended March 31,
	2026	% of Total	2025	% of Total
United States building services:
Mechanical services	$592,768	77%	$558,486	75%
Commercial site-based services	141,598	18%	143,309	19%
Government site-based services	38,283	5%	40,828	6%
Total segment revenues	$772,649		$742,623

	For the three months ended March 31,
	2026	% of Total	2025	% of Total
United States industrial services:
Field services	$349,050	91%	$317,667	88%
Shop services	32,779	9%	41,335	12%
Total segment revenues	$381,829		$359,002

Total United States operations	$4,628,233		$3,762,071

	For the three months ended March 31,
	2026	% of Total	2025	% of Total
United Kingdom building services:
Service work	$—	—	$48,031	46%
Project work	—	—	57,270	54%
Total segment revenues	$—		$105,301

Consolidated revenues	$4,628,233		$3,867,372

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
At March 31, 2026 and December 31, 2025, our allowance for credit losses was $22.1 million and $22.8 million, respectively. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses.
The change in the allowance for credit losses for the three months ended March 31, 2026 was as follows (in thousands):

Balance at December 31, 2025	$22,757
Provision for credit losses	395
Amounts written off against the allowance, net of recoveries	(1,096)
Balance at March 31, 2026	$22,056
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Net contract liabilities in the accompanying Consolidated Balance Sheets consisted of the following amounts as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Contract assets, current	$377,332	$337,717
Contract assets, non-current	—	—
Contract liabilities, current	(2,417,021)	(2,327,360)
Contract liabilities, non-current	(793)	(837)
Net contract liabilities	$(2,040,482)	$(1,990,480)
Net contract liabilities increased by $50.0 million during the three months ended March 31, 2026, primarily due to an increase in net contract liabilities on our uncompleted construction projects, partially as a result of the timing of invoicing to our customers, including advanced billings on several projects in the earlier stages of completion, as we continue to effectively manage our working capital. There was no significant impairment of contract assets recognized during the periods presented.
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations as of March 31, 2026 (in thousands, except for percentages):

	March 31, 2026	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$5,613,652	36%
United States mechanical construction and facilities services	8,563,253	55%
United States building services	1,307,689	8%
United States industrial services	136,076	1%
Total operations	$15,620,670	100%
Our remaining performance obligations at March 31, 2026 were $15.62 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$4,256,824	$1,356,828
United States mechanical construction and facilities services	6,602,952	1,960,301
United States building services	1,170,318	137,371
United States industrial services	136,076	—
Total operations	$12,166,170	$3,454,500
NOTE 4 - Acquisitions and Dispositions of Businesses
Acquisitions are accounted for utilizing the acquisition method of accounting and the prices paid for them are allocated to their respective assets and liabilities based upon the estimated fair value of such assets and liabilities at the dates of their respective acquisition by us.
During the first quarter of 2026, we acquired a company for an immaterial amount. This company provides mechanical and sheet metal fabrication services in the Western region of the United States, and its results have been included in our United States mechanical construction and facilities services segment.
On February 3, 2025, we completed the acquisition of Miller Electric Company (“Miller Electric”), a leading electrical contractor that operates predominantly across the Southeastern United States. Under the terms of the transaction, we acquired 100% of Miller Electric's capital stock for total cash consideration of $876.8 million, inclusive of working capital and other customary adjustments. This acquisition complements our existing electrical construction capabilities in high-growth end markets and expands our geographic presence. The results of operations of Miller Electric have been included within our United States electrical construction and facilities services segment. In connection with this acquisition, we incurred $9.4 million of transaction related costs during the first quarter of 2025. These expenses were included in "Selling, general and administrative expenses" in the accompanying Consolidated Statement of Operations.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets:
Cash and cash equivalents	$18,394
Accounts receivable	222,355
Contract assets	23,120
Inventories	329
Prepaid expenses and other	7,284
Property, plant, and equipment	10,462
Operating lease right-of-use assets	30,345
Goodwill (1)	326,776
Identifiable intangible assets	475,000
Other assets	302
Total assets acquired	$1,114,367
 _________________________
(1)Goodwill is calculated as the excess of the consideration transferred over the fair value of the net assets acquired and represents the projected future economic benefits from this strategic acquisition.

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
The following table summarizes the estimated fair values of identifiable intangible assets (in thousands) and their estimated useful lives (in years). Refer to Note 8 - Fair Value Measurements of the notes to consolidated financial statements for additional information on the valuation methodologies utilized to determine fair value.

Miller Electric	Estimated Fair Value	Estimated Useful Life
Customer relationships	$280,000	16.0
Contract backlog	40,000	1.5
Total intangible assets subject to amortization	320,000	14.2
Trade name	155,000	Indefinite
Total identifiable intangible assets	$475,000
In addition to Miller Electric, during calendar year 2025, we acquired nine companies, for upfront consideration of $182.1 million, inclusive of customary working capital adjustments. These acquisitions are comprised of: (a) five companies that have been included in our United States mechanical construction and facilities services segment, including: (i) two companies in the Midwestern region of the United States that provide building automation controls and solutions to commercial, institutional, and industrial customers, (ii) a company that adds capabilities to our national fire protection offerings, (iii) a provider of mechanical construction and maintenance services in the Western region of the United States, and (iv) a full service mechanical contractor in the Northeast region of the United States, and (b) four companies that have been included in our United States building services segment, which enhance our building automation and controls or energy efficiency offerings. In connection with these acquisitions, we acquired working capital of $2.0 million and other net assets of $8.2 million and have preliminarily ascribed $67.2 million to goodwill and $104.7 million to identifiable intangible assets.
We expect that all of the goodwill and identifiable intangible assets acquired in connection with these acquisitions will be deductible for tax purposes. The purchase price allocations for the business acquired in 2026 and two of the businesses acquired in 2025 are preliminary and subject to change during their respective measurement periods as we finalize asset valuations and certain tax matters, among other items. The finalization of these items may result in changes in the valuation of assets acquired or liabilities assumed. The purchase price allocations for the other businesses acquired in 2025 have been finalized during their respective measurement periods with an insignificant impact.
On December 1, 2025, we completed the sale of EMCOR UK. Given the size of EMCOR UK, this transaction did not represent a strategic shift that had a major effect on the Company’s operations and financial results and, therefore, is not presented as discontinued operations.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 5 - Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following table summarizes our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data):

	For the three months ended March 31,
	2026	2025
Numerator:
Net income	$305,484	$240,677
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	44,564,932	45,634,877
Effect of dilutive securities—Share-based awards	122,225	149,358
Shares used to compute diluted earnings per common share	44,687,157	45,784,235

Basic earnings per common share	$6.85	$5.27

Diluted earnings per common share	$6.84	$5.26
There were no anti-dilutive share-based awards for the three months ended March 31, 2026. However, the number of share-based awards excluded from the computation of diluted EPS for the three months ended March 31, 2025 because they would be anti-dilutive was 21,080.
NOTE 6 - Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Raw materials and construction materials	$119,897	$119,789
Work in process	10,311	6,463
Inventories	$130,208	$126,252
NOTE 7 - Debt
Excluding finance lease liabilities of $6.1 million at March 31, 2026 and $6.3 million at December 31, 2025, we had no outstanding debt as of March 31, 2026 and December 31, 2025. The current portion of our finance lease liabilities of $2.4 million at March 31, 2026 and December 31, 2025 was included in “Other accrued expenses and liabilities,” and the non-current portion of our finance lease liabilities of $3.7 million and $3.9 million at March 31, 2026 and December 31, 2025, respectively, were included in “Other long-term obligations” in the accompanying Consolidated Balance Sheets.
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
There were no direct borrowings outstanding under the 2023 Revolving Credit Facility as of March 31, 2026 and December 31, 2025. However, outstanding letters of credit reduce the available capacity under this facility and, as of March 31, 2026 and December 31, 2025, we had $73.1 million of letters of credit outstanding.

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
A commitment fee is payable on the average daily unused amount of the 2023 Revolving Credit Facility, which ranges from 0.125% to 0.25%, depending on the Company’s Leverage Ratio. The fee was 0.125% of the unused amount as of March 31, 2026 and December 31, 2025. Fees for letters of credit issued under the 2023 Revolving Credit Facility range from 0.85% to 1.875% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed depending on the Company’s Leverage Ratio.
Obligations under the 2023 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2023 Credit Agreement contains customary covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of March 31, 2026 and December 31, 2025.
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
Recurring Fair Value Measurements
The following tables summarize the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

	Assets at Fair Value as of March 31, 2026
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$916,420	$—	$—	$916,420
Deferred compensation plan assets (2)	84,031	—	—	84,031
Total	$1,000,451	$—	$—	$1,000,451

	Assets at Fair Value as of December 31, 2025
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$1,111,968	$—	$—	$1,111,968
Deferred compensation plan assets (2)	75,627	—	—	75,627
Total	$1,187,595	$—	$—	$1,187,595
 _________________________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At March 31, 2026 and December 31, 2025, we had $653.8 million and $870.5 million, respectively, in money market funds. From time to time, we have cash balances in certain of our bank accounts that exceed federally insured limits.
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
Fair Value of Financial Instruments
We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. Although there were no outstanding borrowings under our 2023 Credit Agreement as of March 31, 2026 and December 31, 2025, the carrying value of any debt associated with this agreement would approximate its fair value due to the variable rate on such debt.
NOTE 9 - Income Taxes
The following table presents our income tax provision and our income tax rate for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	For the three months ended March 31,
	2026	2025
Income tax provision	$104,588	$83,520
Income tax rate	25.5%	25.8%
The difference between the U.S. statutory tax rate of 21% and our effective income tax rate for both the three months ended March 31, 2026 and 2025 was primarily a result of state and local income taxes and other permanent book-to-tax differences.
The increase in our income tax provision for the three months ended March 31, 2026, when compared to the three months ended March 31, 2025, was primarily due to greater income before income taxes. The decrease in our effective income tax rate for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was attributable to the impact of favorable discrete tax items during the first quarter of 2026.
As of March 31, 2026 and December 31, 2025, we had no unrecognized income tax benefits.
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. Our income tax returns are subject to audit by various taxing authorities and are currently under examination by certain states for the years 2021 through 2024.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 - Common Stock
As of March 31, 2026 and December 31, 2025, there were 44,439,940 and 44,520,367 shares of our common stock outstanding, respectively.
During the three months ended March 31, 2026 and 2025, we issued 41,579 and 52,275 shares of common stock, respectively. These shares were issued upon the satisfaction of required conditions under our share-based compensation plans.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.40 per share.
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, through March 31, 2026, the Board has authorized us to repurchase up to $3.65 billion of our outstanding common stock. During the three months ended March 31, 2026, we repurchased 0.1 million shares of our common stock for $87.7 million, inclusive of the applicable excise tax. Since the inception of the repurchase program through March 31, 2026, we have repurchased 28.6 million shares of our common stock for $3.06 billion. As of March 31, 2026, there remained authorization for us to repurchase $592.9 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2023 Credit Agreement placing limitations on such repurchases.
NOTE 11 - Commitments and Contingencies
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
Surety Bonds
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of March 31, 2026, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was $4.19 billion, which represents approximately 27% of our total remaining performance obligations.
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds may be issued as collateral for certain insurance obligations. As of March 31, 2026, we satisfied $105.5 million of the collateral requirements of our insurance programs by utilizing surety bonds.
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
NOTE 11 - Commitments and Contingencies (Continued)
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
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase. As of March 31, 2026 and December 31, 2025, the estimated current portion of such undiscounted insurance liabilities, included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets, were $90.2 million and $84.0 million, respectively. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” as of March 31, 2026 and December 31, 2025 were $298.9 million and $274.1 million, respectively. The current portion of anticipated insurance recoveries of $16.7 million and $15.5 million as of March 31, 2026 and December 31, 2025, respectively, were included in “Prepaid expenses and other,” and the non-current portion of anticipated insurance recoveries of $56.6 million and $51.7 million as of March 31, 2026 and December 31, 2025, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 12 - Additional Cash Flow Information
The following table presents additional cash flow information for the three months ended March 31, 2026 and 2025 (in thousands):

	For the three months ended March 31,
	2026	2025
Cash paid for:
Interest	$667	$83
Income taxes	$28,150	$8,688
Right-of-use assets obtained in exchange for new operating lease liabilities	$67,472	$65,103
Right-of-use assets obtained in exchange for new finance lease liabilities	$299	$1,668
NOTE 13 - Segment Information
We are one of the largest specialty contractors in the United States and a leading provider of electrical and mechanical construction and facilities services, building services, and industrial services. Our services are provided to a broad range of commercial, technology, manufacturing, industrial, healthcare, utility, and institutional customers through approximately 100 operating subsidiaries. Such operating subsidiaries are organized into the following reportable segments, which additionally reflect the nature of the services offered:
•United States electrical construction and facilities services;
•United States mechanical construction and facilities services;
•United States building services; and
•United States industrial services.
On December 1, 2025, we sold EMCOR UK, the results of which were previously reported within our United Kingdom building services segment.
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
The following tables present the revenues and operating income for each of our reportable segments for the three months ended March 31, 2026 and 2025 (in thousands):

	For the three months ended March 31,
	2026	2025
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,447,414	$1,087,844
United States mechanical construction and facilities services	2,026,341	1,572,602
United States building services	772,649	742,623
United States industrial services	381,829	359,002
Total United States operations	4,628,233	3,762,071
United Kingdom building services	—	105,301
Consolidated revenues	$4,628,233	$3,867,372

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 - Segment Information (Continued)

	For the three months ended March 31,
	2026	2025
Total revenues:
United States electrical construction and facilities services	$1,449,422	$1,114,195
United States mechanical construction and facilities services	2,050,757	1,585,114
United States building services	783,554	751,884
United States industrial services	382,083	364,332
Less intersegment revenues	(37,583)	(53,454)
Total United States operations	4,628,233	3,762,071
United Kingdom building services	—	105,301
Consolidated revenues	$4,628,233	$3,867,372

	For the three months ended March 31,
	2026	2025
Operating income (loss):
United States electrical construction and facilities services	$174,481	$136,057
United States mechanical construction and facilities services	221,643	186,747
United States building services	40,449	36,423
United States industrial services	12,780	6,760
Total United States operations	449,353	365,987
United Kingdom building services	—	4,987
Corporate administration	(45,508)	(52,218)
Consolidated operating income	403,845	318,756
Other items:
Net periodic pension income	—	54
Interest income, net	6,227	5,387
Income before income taxes	$410,072	$324,197

The following tables provide the significant expenses that are regularly provided to and reviewed by our CODM for each of our reportable segments for the three months ended March 31, 2026 and 2025 (in thousands):

	For the three months ended March 31,
	2026	2025
Cost of sales:
United States electrical construction and facilities services	$1,165,763	$876,243
United States mechanical construction and facilities services	1,648,918	1,265,710
United States building services	619,060	601,509
United States industrial services	330,542	308,095
Total United States operations	3,764,283	3,051,557
United Kingdom building services	—	93,097
Consolidated cost of sales	$3,764,283	$3,144,654

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 - Segment Information (Continued)

	For the three months ended March 31,
	2026	2025
Selling, general and administrative expenses:
United States electrical construction and facilities services	$107,170	$75,544
United States mechanical construction and facilities services	155,780	120,145
United States building services	113,140	104,691
United States industrial services	38,507	44,147
Total United States operations	414,597	344,527
United Kingdom building services	—	7,217
Corporate administration	45,508	52,218
Consolidated selling, general and administrative expenses	$460,105	$403,962
The following tables present other financial information for each of our reportable segments for the three months ended March 31, 2026 and 2025 (in thousands):

	For the three months ended March 31,
	2026	2025
Depreciation and amortization of property, plant, and equipment:
United States electrical construction and facilities services	$3,104	$2,305
United States mechanical construction and facilities services	7,489	4,876
United States building services	3,891	4,041
United States industrial services	3,478	3,179
Total United States operations	17,962	14,401
United Kingdom building services	—	932
Corporate administration	400	249
Total depreciation and amortization of property, plant, and equipment	$18,362	$15,582

	For the three months ended March 31,
	2026	2025
Amortization of identifiable intangible assets:
United States electrical construction and facilities services	$13,590	$9,480
United States mechanical construction and facilities services	9,459	5,397
United States building services	5,242	5,565
United States industrial services	5,921	5,921
Total amortization of identifiable intangible assets	$34,212	$26,363

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 - Segment Information (Continued)

	For the three months ended March 31,
	2026	2025
Capital expenditures:
United States electrical construction and facilities services	$7,160	$4,622
United States mechanical construction and facilities services	14,231	10,979
United States building services	2,389	3,343
United States industrial services	3,462	3,305
Total United States operations	27,242	22,249
United Kingdom building services	—	2,456
Corporate administration	1,470	1,426
Total capital expenditures	$28,712	$26,131
The following table presents the total assets for each of our reportable segments as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Total assets:
United States electrical construction and facilities services	$2,790,957	$2,686,933
United States mechanical construction and facilities services	3,450,620	3,206,671
United States building services	1,423,810	1,436,779
United States industrial services	629,816	524,883
Total operations	8,295,203	7,855,266
Corporate administration	1,212,904	1,436,133
Total assets	$9,508,107	$9,291,399

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
On December 1, 2025, we sold EMCOR (UK) Limited and EMCOR Group (UK) plc, which collectively represented our United Kingdom building services segment (collectively, “EMCOR UK”).
For a more complete description of our operations, refer to Item 1. Business of our Form 10-K for the year ended December 31, 2025.
Overview
The following table presents selected financial data for the quarters ended March 31, 2026 and 2025 (in thousands, except for percentages and per share data):

	For the three months ended March 31,
	2026	2025
Revenues	$4,628,233	$3,867,372
Revenues increase from prior year	19.7%	12.7%
Gross profit	$863,950	$722,718
Gross profit as a percentage of revenues	18.7%	18.7%
Operating income	$403,845	$318,756
Operating income as a percentage of revenues	8.7%	8.2%
Net income	$305,484	$240,677
Diluted earnings per common share	$6.84	$5.26
Revenues of $4.63 billion for the quarter ended March 31, 2026 set a quarterly record for the Company and represent an increase of 19.7% from revenues of $3.87 billion for the quarter ended March 31, 2025. Demand for our services continues to be broad-based with strength across most of the market sectors we serve. As described in further detail below, we experienced revenue growth within all of our reportable segments. Revenues for the first quarter of 2026 included incremental acquisition contribution of $234.1 million.
For the quarter ended March 31, 2026, operating income was $403.8 million, or 8.7% of revenues, establishing new records for the Company with respect to a first quarter. This compares to operating income of $318.8 million, or 8.2% of revenues, for the quarter ended March 31, 2025. As described in further detail below, the increases in both operating income and operating margin were due to the revenue growth we experienced in the quarter, which led to greater gross profit and a reduction in the ratio of selling, general and administrative expenses to revenues. Operating income for the quarter ended March 31, 2026 included incremental acquisition contribution of $20.6 million, net of amortization expense attributable to identifiable intangible assets of $8.8 million.
Net income of $305.5 million, or $6.84 per diluted share, for the quarter ended March 31, 2026 compares favorably to net income of $240.7 million, or $5.26 per diluted share, for the quarter ended March 31, 2025. While the majority of the increase in our net income and diluted earnings per share was a result of the increased operating income referenced above, diluted earnings per share for the quarter ended March 31, 2026 additionally benefited from a reduced weighted average share count given the impact of common stock repurchases made by us throughout 2025 and the first quarter of 2026.

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
During the first quarter of 2026, we acquired a company for an immaterial amount.
On February 3, 2025, we completed the acquisition of Miller Electric Company (“Miller Electric”), a leading electrical contractor, for total cash consideration of $876.8 million. In addition to Miller Electric, during calendar year 2025, we acquired nine companies for upfront consideration of $182.1 million.
For further discussion regarding our acquisitions, refer to Note 4 - Acquisitions and Dispositions of Businesses of the notes to consolidated financial statements.
Results of Operations
Revenues
The following table presents our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended March 31,
	2026	% of Total	2025	% of Total
Revenues:
United States electrical construction and facilities services	$1,447,414	31%	$1,087,844	28%
United States mechanical construction and facilities services	2,026,341	44%	1,572,602	41%
United States building services	772,649	17%	742,623	19%
United States industrial services	381,829	8%	359,002	9%
Total United States operations	4,628,233	100%	3,762,071	97%
United Kingdom building services	—	—%	105,301	3%
Consolidated revenues	$4,628,233	100%	$3,867,372	100%
As described in more detail below, as a result of strong demand for our services across most of the market sectors we serve, consolidated revenues for the first quarter of 2026 increased to $4.63 billion compared to consolidated revenues of $3.87 billion for the first quarter of 2025. Revenues for the first quarter of 2026 included incremental acquisition contribution of $234.1 million.
Revenues of our United States electrical construction and facilities services segment were $1.45 billion for the three months ended March 31, 2026, a $359.6 million increase compared to revenues of $1.09 billion for the three months ended March 31, 2025. This segment’s results included $110.4 million of incremental acquisition revenues. Such increased revenues were generated from the majority of the market sectors we serve. While the largest increase was seen within the network and communications market sector, predominantly driven by greater demand for data center construction projects, this segment also experienced notable revenue growth within: (a) the hospitality and entertainment market sector, due to select project opportunities, and (b) the institutional market sector, primarily as a result of an increase in revenues from public sector projects. Revenues of this segment for the three months ended March 31, 2026 additionally benefited from greater levels of short-duration projects and service work.
Our United States mechanical construction and facilities services segment’s revenues for the three months ended March 31, 2026 were $2.03 billion, a $453.7 million increase compared to revenues of $1.57 billion for the three months ended March 31, 2025. This segment’s results included $123.7 million of incremental acquisition revenues. Similar to our United States electrical construction and facilities services segment, this segment experienced increased revenues within the majority of the market sectors in which we operate, with the most significant increase coming from the network and communications market sector due to greater demand for data center construction projects. Notable growth was additionally generated from: (a) the institutional market sector, including increased education and public sector projects, partially as a result of the incremental acquisition contribution, (b) the manufacturing and industrial market sector, primarily driven by certain food processing projects, (c) the commercial market sector, given an increase in warehousing and distribution project revenues, and (d) the water and wastewater market sector due to greater opportunities in the Southeast region of the United States. Further contributing to the revenue increase within this segment were greater levels of service work, including fire life safety inspection and maintenance. These increases were partially offset by revenue declines from the high-tech manufacturing market sector, largely as we completed certain semiconductor manufacturing construction projects in the prior year.

Revenues of our United States building services segment were $772.6 million for the three months ended March 31, 2026 compared to revenues of $742.6 million for the three months ended March 31, 2025. Growth in this segment was generated by its mechanical services division, which experienced: (a) greater service repair and maintenance volumes, given growth in our service contract base, and (b) an increase in building automation and controls projects, as we continue to expand our service offerings in this area.
Revenues of our United States industrial services segment for the three months ended March 31, 2026 were $381.8 million compared to revenues of $359.0 million for the three months ended March 31, 2025. The increase in this segment’s revenues was driven by its field services division as a result of progress made on a large solar project during the first quarter of 2026. Partially offsetting this growth was a decrease in revenues of this segment’s shop services division due to lower heat exchanger sales and related services.
For the three months ended March 31, 2025, our United Kingdom building services segment generated revenues of $105.3 million.
Cost of sales and gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales), and gross profit as a percentage of revenues (“gross profit margin”) (in thousands, except for percentages):

	For the three months ended March 31,
	2026	2025
Cost of sales	$3,764,283	$3,144,654
Gross profit	$863,950	$722,718
Gross profit margin	18.7%	18.7%
Consolidated gross profit for the three months ended March 31, 2026 was $864.0 million, or 18.7% of revenues, compared to consolidated gross profit of $722.7 million, or 18.7% of revenues, for the three months ended March 31, 2025. Gross profit for the three months ended March 31, 2026 included incremental acquisition contribution of $48.3 million, net of amortization expense attributable to identifiable intangible assets of $4.9 million. Excluding the impact of acquisitions, the year-over-year increase in gross profit was driven by the revenue growth generated by each of our reportable segments.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses (“SG&A”) and selling, general and administrative expenses as a percentage of revenues (“SG&A margin”) (in thousands, except for percentages):

	For the three months ended March 31,
	2026	2025
Selling, general and administrative expenses	$460,105	$403,962
SG&A margin	9.9%	10.4%
Our selling, general and administrative expenses for the three months ended March 31, 2026 were $460.1 million, or 9.9% of revenues, compared to selling, general and administrative expenses of $404.0 million, or 10.4% of revenues, for the three months ended March 31, 2025. Selling, general and administrative expenses for the three months ended March 31, 2026 included $27.7 million of incremental expenses directly related to companies acquired, including amortization expense attributable to identifiable intangible assets of $3.9 million.
Excluding incremental expenses resulting from acquisitions, the increase in our selling, general and administrative expenses was primarily as a result of greater: (a) incentive compensation expense, predominantly within our United States construction segments and our United States building services segment, given higher projected annual operating results, (b) salaries and related employment expenses, due to additional headcount to support our organic revenue growth as well as annual cost of living adjustments, and (c) rent and other occupancy costs, partially as a result of the continued build-out or expansion of our fabrication facilities.
Partially offsetting these increases were reductions in: (a) professional fees, as the results for the prior year included $9.4 million of transaction related costs incurred in connection with the acquisition of Miller Electric, and (b) the provision for credit losses, given a reserve taken within our United States industrial services segment in the prior year. Selling, general and administrative expenses additionally decreased by $7.2 million as a result of the sale of EMCOR UK.
The 50 basis point decrease in our SG&A margin year-over-year was primarily due to an increase in revenues without a commensurate increase in certain costs as we successfully leveraged our overhead structure during this period of growth.

Operating income (loss)
The following table presents our operating income (loss) and operating income (loss) as a percentage of segment revenues (“operating margin”) (in thousands, except for percentages):

	For the three months ended March 31,
	2026	% of Segment Revenues	2025	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$174,481	12.1%	$136,057	12.5%
United States mechanical construction and facilities services	221,643	10.9%	186,747	11.9%
United States building services	40,449	5.2%	36,423	4.9%
United States industrial services	12,780	3.3%	6,760	1.9%
Total United States operations	449,353	9.7%	365,987	9.7%
United Kingdom building services	—	—	4,987	4.7%
Corporate administration	(45,508)	—	(52,218)	—
Consolidated operating income	403,845	8.7%	318,756	8.2%
Other items:
Net periodic pension income	—		54
Interest income, net	6,227		5,387
Income before income taxes	$410,072		$324,197
Operating income for the three months ended March 31, 2026 was $403.8 million, an increase of $85.1 million compared to operating income of $318.8 million for the three months ended March 31, 2025. Operating margin for the three months ended March 31, 2026 was 8.7% compared to an operating margin of 8.2% for the three months ended March 31, 2025. Operating income for the three months ended March 31, 2026 included incremental acquisition contribution of $20.6 million, net of amortization expense attributable to identifiable intangible assets of $8.8 million. Excluding the impact of acquisitions, and as described in more detail below, the year-over-year increase in profitability was predominantly a result of the revenue growth we experienced in the quarter, which led to greater gross profit and a reduction in the ratio of selling, general and administrative expenses to revenues.
Operating income of our United States electrical construction and facilities services segment was $174.5 million for the three months ended March 31, 2026, an increase of $38.4 million compared to operating income of $136.1 million for the three months ended March 31, 2025. This segment’s operating income for the first quarter of 2026 included incremental acquisition contribution of $8.5 million, net of amortization expense attributable to identifiable intangible assets of $3.7 million. Excluding incremental acquisition contribution, the increase in operating income of this segment resulted from greater gross profit given the growth in its revenues. Although the most significant increase in gross profit was experienced within the network and communications market sector, increased gross profit was generated within nearly all of the other market sectors in which we operate, in line with the revenue trends described above. Operating margin of our United States electrical construction and facilities services segment was 12.1% for the three months ended March 31, 2026, compared to an operating margin of 12.5% for the three months ended March 31, 2025. The 40 basis point decrease in this segment’s operating margin was primarily a result of the incremental intangible asset amortization expense referenced above. Evidenced by consistent gross profit margins year-over-year, this segment continues to execute well across its portfolio of projects.
Our United States mechanical construction and facilities services segment’s operating income for the three months ended March 31, 2026 was $221.6 million, an increase of $34.9 million compared to operating income of $186.7 million for the three months ended March 31, 2025. This segment’s operating income for the first quarter of 2026 included incremental acquisition contribution of $12.3 million, net of amortization expense attributable to identifiable intangible assets of $4.9 million. Excluding incremental acquisition contribution, the increase in operating income of this segment resulted from greater gross profit given the growth in its revenues. Greater profitability was experienced across the majority of the market sectors in which we operate, in line with the fluctuations in revenue described above and with the most significant increase in gross profit coming from network and communications. Operating margin of our United States mechanical construction and facilities services segment was 10.9% for the three months ended March 31, 2026, compared to an operating margin of 11.9% for the three months ended March 31, 2025. The 100 basis point decrease in this segment’s operating margin was primarily a result of a change in project mix, which included: (a) a greater percentage of revenues generated from projects for which we are acting as either the construction manager or prime contractor and that carry lower than average gross profit margins, and (b) an increase in the number of guaranteed maximum price and cost plus contracts, particularly in newer geographies or on projects where design or scope is still evolving.

Operating income of our United States building services segment was $40.4 million, or 5.2% of revenues, for the three months ended March 31, 2026 compared to $36.4 million, or 4.9% of revenues, for the three months ended March 31, 2025. This segment experienced an increase in gross profit and gross profit margin, led by its mechanical services division, which generated margin expansion across its service repair and maintenance contracts and building automation and controls projects.
Our United States industrial services segment reported operating income of $12.8 million, or 3.3% of revenues, for the three months ended March 31, 2026, compared to operating income of $6.8 million, or 1.9% of revenues, for the three months ended March 31, 2025. Contributing to the favorable year-over-year comparison was the impact of a $4.0 million increase in the allowance for credit losses in the prior year period, which negatively impacted this segment’s operating margin by 110 basis points for the three months ended March 31, 2025. Excluding this impact, the increase in operating income and operating margin of this segment was primarily a result of an increase in gross profit and gross profit margin within its field services division due to the revenue growth referenced above, coupled with a more favorable mix of work.
For the three months ended March 31, 2025, operating income of our United Kingdom building services segment was $5.0 million, or 4.7% of revenues.
Our corporate administration expenses for the three months ended March 31, 2026 were $45.5 million, compared to $52.2 million for the three months ended March 31, 2025. The reduction in corporate expenses was primarily due to a decrease in professional fees, as the prior year period included $9.4 million of transaction related costs incurred in connection with the acquisition of Miller Electric. This decrease was partially offset by an increase in certain employment expenses.
Other items
For the three months ended March 31, 2026, net interest income was $6.2 million, compared to net interest income of $5.4 million for the three months ended March 31, 2025.
For the three months ended March 31, 2026, our income tax provision was $104.6 million compared to an income tax provision of $83.5 million for the three months ended March 31, 2025. Our effective income tax rate for the three months ended March 31, 2026 was 25.5% compared to an effective income tax rate for the three months ended March 31, 2025 of 25.8%. Refer to Note 9 - Income Taxes of the notes to consolidated financial statements for further discussion regarding our income tax provision and effective income tax rate.
Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	March 31, 2026	% of Total	December 31, 2025	% of Total	March 31, 2025	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$5,613,652	36%	$4,963,855	38%	$4,284,106	36%
United States mechanical construction and facilities services	8,563,253	55%	6,929,300	52%	5,751,004	49%
United States building services	1,307,689	8%	1,188,537	9%	1,289,585	11%
United States industrial services	136,076	1%	171,972	1%	224,832	2%
Total United States operations	15,620,670	100%	13,253,664	100%	11,549,527	98%
United Kingdom building services	—	—%	—	—%	200,526	2%
Total operations	$15,620,670	100%	$13,253,664	100%	$11,750,053	100%
Our remaining performance obligations at March 31, 2026 were a record $15.62 billion compared to $13.25 billion at December 31, 2025 and $11.75 billion at March 31, 2025. When compared to December 31, 2025, remaining performance obligations increased by $2.37 billion due to new contract awards within our United States construction segments and our United States building services segment. We experienced growth in remaining performance obligations from the majority of the market sectors we serve, with the most significant increases within: (a) network and communications, predominantly as a result of several data center construction contracts, (b) water and wastewater, given recent project awards in the Southeast region of the United States, (c) institutional, largely as we continue to see demand for our services from education customers, including a number of colleges and universities, and (d) healthcare, resulting from certain contract awards in the Northeast region of the United States. Partially offsetting these increases were reductions from the manufacturing and industrial and hospitality and entertainment market sectors, due to progress made on certain projects during the first quarter of 2026. See Note 3 - Revenue from Contracts with Customers of the notes to consolidated financial statements for further disclosure regarding our remaining performance obligations.

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
As of March 31, 2026, we had cash and cash equivalents of $916.4 million, which are maintained in depository accounts and highly liquid investments with original maturity dates of three months or less. Both our short-term and long-term liquidity requirements are expected to be met through our cash and cash equivalent balances, cash generated from our operations, and, as necessary, the borrowing capacity under our revolving credit facility. Our credit agreement provides for a $1.30 billion revolving credit facility, for which there was $1.23 billion of available capacity as of March 31, 2026.
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
Cash Flows
The following table presents a summary of our operating, investing, and financing cash flows (in thousands):

	For the three months ended March 31,
	2026	2025
Net cash provided by operating activities	$558	$108,471
Net cash used in investing activities	$(71,750)	$(875,441)
Net cash used in financing activities	$(124,356)	$(829)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$—	$4,869
Decrease in cash, cash equivalents, and restricted cash	$(195,548)	$(762,930)
During the three months ended March 31, 2026, our cash balance decreased by $195.5 million from $1.11 billion at December 31, 2025 to $916.4 million at March 31, 2026. Changes in our cash position from December 31, 2025 to March 31, 2026 are described in further detail below.
Operating Activities – Operating cash flows generally represent our net income as adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the three months ended March 31, 2026 was $0.6 million compared to $108.5 million for the three months ended March 31, 2025. The decrease in our operating cash flow was primarily a result of an increase in accounts receivable given our strong organic revenue growth during the first quarter of 2026. These amounts will be converted to cash as the year progresses and payments are received by our customers in the ordinary course of business.

Investing Activities – Investing cash flows consist primarily of payments for acquisition of businesses, capital expenditures, and proceeds from the sale or disposal of property, plant, and equipment or other long-term assets. Net cash used in investing activities for the three months ended March 31, 2026 decreased by $803.7 million compared to the three months ended March 31, 2025, primarily due to a decrease in payments for acquisitions given the acquisition of Miller Electric in the prior year period.
Financing Activities – Financing cash flows consist primarily of the issuance and repayment of short-term and long-term debt, repurchases of common stock, payments of dividends to stockholders, and the issuance of common stock through certain equity plans. Net cash used in financing activities was $124.4 million for the three months ended March 31, 2026 compared to $0.8 million for the three months ended March 31, 2025. The $123.5 million increase in cash used in financing activities was primarily due to the impact in the first quarter of 2025 of $250.0 million of proceeds from our revolving credit facility, partially offset by a $137.7 million decrease in common stock repurchases made by us year-over-year. The timing of common stock repurchases is at management’s discretion subject to securities laws and other legal requirements and depends upon several factors, including market and business conditions, current and anticipated future liquidity, share price, and share availability, among others. For additional detail regarding our share repurchase program, refer to Note 10 - Common Stock of the notes to consolidated financial statements.
We currently pay a regular quarterly dividend of $0.40 per share. For the three months ended March 31, 2026 and 2025, cash payments related to dividends were $17.8 million and $11.5 million, respectively. Our credit agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay such quarterly dividends for the foreseeable future.
Material Cash Requirements from Contractual and Other Obligations
As of March 31, 2026, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
Outstanding Debt and Interest Payments – As of March 31, 2026, there were no direct borrowings outstanding under our revolving credit facility. Interest payments on any future borrowings will be determined based on prevailing interest rates at that time. Refer to Note 7 - Debt of the notes to consolidated financial statements for further detail of our debt obligations, including our revolving credit facility.
Operating and Finance Leases – In the normal course of business, we lease real estate, vehicles, and equipment under various arrangements which are classified as either operating or finance leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $622.4 million at March 31, 2026, with $127.5 million payable within the next 12 months.
Open Purchase Obligations – As of March 31, 2026, we had $3.41 billion of open purchase obligations, of which payments totaling $2.82 billion are expected to become due within the next 12 months. These obligations represent open purchase orders to suppliers and subcontractors related to our construction and services contracts. These purchase orders are not reflected in the Consolidated Balance Sheets and are not expected to impact future liquidity as amounts should be recovered through customer billings.
Insurance Obligations – As described in further detail in Note 11 - Commitments and Contingencies of the notes to consolidated financial statements, we have loss payment deductibles and/or self-insured retentions for certain insurance matters. As of March 31, 2026, our insurance liabilities, net of estimated recoveries, were $315.8 million. Of this net amount, $73.5 million is estimated to be payable within the next 12 months. Due to many uncertainties inherent in resolving these matters, it is not practical to estimate these payments beyond such period. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase.
Contingent Consideration Liabilities – We have incurred liabilities related to contingent consideration arrangements associated with certain acquisitions, payable in the event discrete performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The aggregate amount of these liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance during such post-acquisition periods, and accretion in present value. As of March 31, 2026, the present value of expected future payments relating to these contingent consideration arrangements was $2.5 million. Of this amount, $2.3 million is estimated as being payable within the next 12 months.

In addition, material cash requirements for other potential obligations, for which we cannot reasonably estimate future payments, include the following:
Legal Proceedings – We are involved in several legal proceedings in which damages and claims have been asserted against us. While litigation is subject to many uncertainties and the outcome of litigation is not predictable with assurance, we do not believe that any such matters will have a material adverse effect on our financial position, results of operations, or liquidity. Refer to Note 11 - Commitments and Contingencies of the notes to consolidated financial statements for more information regarding legal proceedings.
Multiemployer Benefit Plans – In addition to our Company sponsored benefit plans, we participate in certain multiemployer pension and other post-retirement plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining agreements. Our future contributions to the multiemployer plans are dependent upon a number of factors. Amounts of future contributions that we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated. Refer to Note 14 - Retirement Plans of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of our Form 10-K for the year ended December 31, 2025 for more information regarding multiemployer benefit plans.
Off-Balance Sheet Arrangements and Other Commercial Commitments
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of March 31, 2026, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was $4.19 billion, which represents approximately 27% of our total remaining performance obligations.
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
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds or letters of credit may be issued as collateral for certain insurance obligations. As of March 31, 2026, we satisfied $105.5 million and $72.8 million of the collateral requirements of our insurance programs by utilizing surety bonds and letters of credit, respectively. All such letters of credit were issued under our revolving credit facility, therefore reducing the available capacity of such facility.
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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements is based on the application of significant accounting policies, which require management to make estimates and assumptions. Our significant accounting policies are described further in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of our Form 10-K for the year ended December 31, 2025. We base our estimates on historical experience, known or expected trends, third-party valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. There have been no significant changes to our critical accounting policies or methods during the three months ended March 31, 2026.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the three months ended March 31, 2026, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
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
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction, building services, and industrial services operations. Trade and sanction policies (including tariffs) may also affect the pricing of such supplies and materials. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of approximately 14,600 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, certain of our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material costs could reduce our profitability with respect to projects in progress.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION.
ITEM 1.   LEGAL PROCEEDINGS.
The information required by this Item is incorporated by reference from Note 11 - Commitments and Contingencies of the notes to consolidated financial statements.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2026 to January 31, 2026	—	—	—	$680,584,373
February 1, 2026 to February 28, 2026	20,731	723.52	20,731	$665,485,687
March 1, 2026 to March 31, 2026	101,275	711.97	101,275	$592,902,658
Total	122,006	713.93	122,006

(1)In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, through March 31, 2026, the Board has authorized us to repurchase up to $3.65 billion of our outstanding common stock. As of March 31, 2026, there remained authorization for us to repurchase $592.9 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. Refer to Note 10 - Common Stock of the notes to consolidated financial statements for further information regarding our share repurchase program.
(2)Excludes 25,223 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.
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
ITEM 5.   OTHER INFORMATION.
During the quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any: (a) contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1 or (b) non 10b5-1 trading arrangement, each as defined in Item 408(a) of Regulation S-K.

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
101
The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.
Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 29, 2026

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ JASON R. NALBANDIAN
Jason R. Nalbandian
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)