Form 10-Q
period 2026-06-30
EMCOR Group, Inc.
filed 2026-07-30
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Number of shares of Common Stock outstanding as of the close of business on July 24, 2026: 44,109,901 shares.

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

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	(Unaudited) June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$924,411	$1,111,968
Accounts receivable, less allowance for credit losses of $25,008 and $22,757, respectively	5,098,309	4,241,177
Contract assets	400,539	337,717
Inventories	153,679	126,252
Prepaid expenses and other	94,781	120,231
Total current assets	6,671,719	5,937,345
Property, plant, and equipment, net	278,617	253,277
Operating lease right-of-use assets	509,500	439,029
Goodwill	1,457,924	1,412,414
Identifiable intangible assets, net	1,078,045	1,108,828
Other assets	161,277	140,506
Total assets	$10,157,082	$9,291,399
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,250,669	$1,227,428
Contract liabilities	2,609,243	2,327,360
Accrued payroll and benefits	866,247	870,154
Other accrued expenses and liabilities	393,312	340,785
Operating lease liabilities, current	105,669	99,213
Total current liabilities	5,225,140	4,864,940
Operating lease liabilities, long-term	436,259	368,996
Other long-term obligations	415,739	382,482
Total liabilities	6,077,138	5,616,418
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 61,304,446 and 61,252,599 shares issued, respectively	613	613
Capital surplus	98,117	101,336
Accumulated other comprehensive loss	(1,924)	(1,916)
Retained earnings	6,679,305	6,005,772
Treasury stock, at cost 17,064,399 and 16,732,232 shares, respectively	(2,697,204)	(2,431,861)
Total EMCOR Group, Inc. stockholders’ equity	4,078,907	3,673,944
Noncontrolling interests	1,037	1,037
Total equity	4,079,944	3,674,981
Total liabilities and equity	$10,157,082	$9,291,399
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues	$5,154,892	$4,304,400	$9,783,125	$8,171,772
Cost of sales	4,132,513	3,470,629	7,896,796	6,615,283
Gross profit	1,022,379	833,771	1,886,329	1,556,489
Selling, general and administrative expenses	475,039	418,559	935,144	822,521
Operating income	547,340	415,212	951,185	733,968
Net periodic pension income	—	55	—	109
Interest income (expense), net	4,322	(3,240)	10,549	2,147
Income before income taxes	551,662	412,027	961,734	736,224
Income tax provision	147,968	109,867	252,556	193,387
Net income	$403,694	$302,160	$709,178	$542,837

Basic earnings per common share	$9.09	$6.74	$15.94	$12.00

Diluted earnings per common share	$9.06	$6.72	$15.89	$11.96

Dividends declared per common share	$0.40	$0.25	$0.80	$0.50
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$403,694	$302,160	$709,178	$542,837
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	11,190	—	16,532
Changes in post-retirement plans (1)	(4)	506	(8)	983
Other comprehensive (loss) income	(4)	11,696	(8)	17,515
Comprehensive income	$403,690	$313,856	$709,170	$560,352
_________
(1)Net of tax of $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows - operating activities:
Net income	$709,178	$542,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,753	32,139
Amortization of identifiable intangible assets	69,083	56,452
Provision for credit losses	4,602	9,029
Deferred income taxes	(11,129)	677
Excess tax benefits from share-based compensation	(7,809)	(3,950)
Non-cash share-based compensation expense	15,007	13,092
Other reconciling items	(834)	(1,169)
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(525,938)	(346,949)
Net cash provided by operating activities	289,913	302,158
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(94,953)	(887,237)
Proceeds from sale or disposal of property, plant, and equipment	2,056	2,586
Purchases of property, plant, and equipment	(59,860)	(54,174)
Net cash used in investing activities	(152,757)	(938,825)
Cash flows - financing activities:
Proceeds from revolving credit facility	—	525,000
Repayments of revolving credit facility	—	(275,000)
Repayments of finance lease liabilities	(1,327)	(1,433)
Dividends paid to stockholders	(35,586)	(22,640)
Repurchases of common stock	(268,519)	(432,165)
Taxes paid related to net share settlements of equity awards	(18,285)	(13,541)
Payments for contingent consideration arrangements	(996)	(11,346)
Net cash used in financing activities	(324,713)	(231,125)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	14,558
Decrease in cash, cash equivalents, and restricted cash	(187,557)	(853,234)
Cash, cash equivalents, and restricted cash at beginning of year (1)	1,111,968	1,340,395
Cash, cash equivalents, and restricted cash at end of period (2)	$924,411	$487,161
_________
(1)Includes $0.8 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheet as of December 31, 2024.
(2)Includes $1.2 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheet as of June 30, 2025.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended June 30, 2026 and 2025
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, March 31, 2025	$2,951,928	$612	$93,424	$(79,708)	$5,007,257	$(2,071,628)	$1,971
Net income	302,160	—	—	—	302,160	—	—
Other comprehensive income	11,696	—	—	11,696	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(190)	—	(190)	—	—	—	—
Common stock dividends	(11,189)	—	23	—	(11,212)	—	—
Repurchases of common stock	(204,655)	—	—	—	—	(204,655)	—
Share-based compensation expense	3,822	—	3,822	—	—	—	—
Balance, June 30, 2025	$3,053,572	$612	$97,079	$(68,012)	$5,298,205	$(2,276,283)	$1,971

Balance, March 31, 2026	$3,867,576	$613	$93,977	$(1,920)	$6,293,411	$(2,519,542)	$1,037
Net income	403,694	—	—	—	403,694	—	—
Other comprehensive loss	(4)	—	—	(4)	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(301)	—	(301)	—	—	—	—
Common stock dividends	(17,776)	—	24	—	(17,800)	—	—
Repurchases of common stock	(177,662)	—	—	—	—	(177,662)	—
Share-based compensation expense	4,417	—	4,417	—	—	—	—
Balance, June 30, 2026	$4,079,944	$613	$98,117	$(1,924)	$6,679,305	$(2,697,204)	$1,037
 _________
(1)Represents cumulative foreign currency translation adjustments and post-retirement liability adjustments.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the six months ended June 30, 2026 and 2025
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2024	$2,938,694	$612	$97,475	$(85,527)	$4,778,061	$(1,852,964)	$1,037
Net income	542,837	—	—	—	542,837	—	—
Other comprehensive income	17,515	—	—	17,515	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(13,541)	—	(13,541)	—	—	—	—
Common stock dividends	(22,640)	—	53	—	(22,693)	—	—
Repurchases of common stock	(423,319)	—	—	—	—	(423,319)	—
Acquisition of noncontrolling interests	934	—	—	—	—	—	934
Share-based compensation expense	13,092	—	13,092	—	—	—	—
Balance, June 30, 2025	$3,053,572	$612	$97,079	$(68,012)	$5,298,205	$(2,276,283)	$1,971

Balance, December 31, 2025	$3,674,981	$613	$101,336	$(1,916)	$6,005,772	$(2,431,861)	$1,037
Net income	709,178	—	—	—	709,178	—	—
Other comprehensive loss	(8)	—	—	(8)	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(18,285)	—	(18,285)	—	—	—	—
Common stock dividends	(35,586)	—	59	—	(35,645)	—	—
Repurchases of common stock	(265,343)	—	—	—	—	(265,343)	—
Share-based compensation expense	15,007	—	15,007	—	—	—	—
Balance, June 30, 2026	$4,079,944	$613	$98,117	$(1,924)	$6,679,305	$(2,697,204)	$1,037
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
The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.
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
Based on an evaluation of individual projects that were substantially complete in prior periods but had revisions to total estimated costs or anticipated contract value (inclusive of the settlement of previously outstanding change orders and claims) that resulted in an increase to profitability in excess of $1.0 million, we recognized revenue during the three and six months ended June 30, 2026 and 2025, as summarized in the following table (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
United States electrical construction and facilities services	$2,670	$2,373	$9,713	$2,512
United States mechanical construction and facilities services	19,550	3,823	32,466	7,800
Total impact	$22,220	$6,196	$42,179	$10,312

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Based on an evaluation of individual projects that had revisions to total estimated costs or anticipated contract value that resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted during the three and six months ended June 30, 2026 and 2025, as summarized in the following table (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
United States electrical construction and facilities services	$14,193	$14,878	$20,562	$24,520
United States mechanical construction and facilities services	20,957	20,587	23,101	25,831
United States building services	2,259	—	3,467	—
Total impact	$37,409	$35,465	$47,130	$50,351
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide construction services relating to electrical and mechanical systems, as well as to provide a number of building services and industrial services to our customers. Our contracts are with many different customers in numerous industries.
The following tables provide further disaggregation of our revenues, by categories we use to evaluate our financial performance within each of our reportable segments, for the three and six months ended June 30, 2026 and 2025 (in thousands, except for percentages). Refer to Note 13 - Segment Information of the notes to consolidated financial statements for additional information on how we disaggregate our revenues by reportable segment.

	For the three months ended June 30,
	2026	% of Total	2025	% of Total
United States electrical construction and facilities services:
Network and communications market sector	$973,046	58%	$669,966	50%
Commercial market sector	114,728	7%	116,536	8%
Manufacturing and industrial market sector	111,754	7%	111,158	8%
Healthcare market sector	116,177	7%	133,680	10%
High-tech manufacturing market sector	31,111	2%	36,114	3%
Institutional market sector	105,169	6%	67,372	5%
Transportation market sector	41,835	3%	66,528	5%
Water and wastewater market sector	6,460	1%	7,527	1%
Hospitality and entertainment market sector	36,497	2%	26,401	2%
Short-duration projects (1)	91,171	5%	84,705	6%
Service work	35,432	2%	21,896	2%
	1,663,380		1,341,883
Less intersegment revenues	(879)		(1,636)
Total segment revenues	$1,662,501		$1,340,247
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the three months ended June 30,
	2026	% of Total	2025	% of Total
United States mechanical construction and facilities services:
Network and communications market sector	$799,293	35%	$389,676	22%
Commercial market sector	274,235	12%	217,007	12%
Manufacturing and industrial market sector	271,186	12%	229,622	13%
Healthcare market sector	168,143	7%	150,052	9%
High-tech manufacturing market sector	227,646	10%	281,434	16%
Institutional market sector	200,027	8%	112,711	6%
Transportation market sector	10,359	1%	10,053	1%
Water and wastewater market sector	86,174	4%	90,239	5%
Hospitality and entertainment market sector	36,035	1%	36,862	2%
Short-duration projects (1)	53,844	2%	86,203	5%
Service work	181,857	8%	152,773	9%
	2,308,799		1,756,632
Less intersegment revenues	(7,926)		(1,374)
Total segment revenues	$2,300,873		$1,755,258
 ________
(1)Represents those projects which generally are completed within three months or less.

	For the three months ended June 30,
	2026	% of Total	2025	% of Total
United States building services:
Mechanical services	$649,737	77%	$619,516	78%
Commercial site-based services	147,946	18%	133,560	17%
Government site-based services	40,023	5%	40,183	5%
Total segment revenues	$837,706		$793,259

	For the three months ended June 30,
	2026	% of Total	2025	% of Total
United States industrial services:
Field services	$320,138	90%	$241,930	86%
Shop services	33,674	10%	39,142	14%
Total segment revenues	$353,812		$281,072

Total United States operations	$5,154,892		$4,169,836

	For the three months ended June 30,
	2026	% of Total	2025	% of Total
United Kingdom building services:
Service work	$—	—	$69,661	52%
Project work	—	—	64,903	48%
Total segment revenues	$—		$134,564

Consolidated revenues	$5,154,892		$4,304,400

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the six months ended June 30,
	2026	% of Total	2025	% of Total
United States electrical construction and facilities services:
Network and communications market sector	$1,730,417	56%	$1,186,303	49%
Commercial market sector	221,679	7%	215,094	9%
Manufacturing and industrial market sector	224,599	7%	209,633	8%
Healthcare market sector	229,822	7%	241,416	10%
High-tech manufacturing market sector	56,206	2%	81,124	3%
Institutional market sector	187,745	6%	119,081	5%
Transportation market sector	98,638	3%	128,556	5%
Water and wastewater market sector	14,101	1%	20,286	1%
Hospitality and entertainment market sector	95,218	3%	49,625	2%
Short-duration projects (1)	190,374	6%	139,682	6%
Service work	62,431	2%	41,033	2%
	3,111,230		2,431,833
Less intersegment revenues	(1,315)		(3,742)
Total segment revenues	$3,109,915		$2,428,091
________
(1)Represents those projects which generally are completed within three months or less.

	For the six months ended June 30,
	2026	% of Total	2025	% of Total
United States mechanical construction and facilities services:
Network and communications market sector	$1,413,117	33%	$720,037	21%
Commercial market sector	512,643	12%	396,910	12%
Manufacturing and industrial market sector	510,051	12%	407,523	12%
Healthcare market sector	319,758	7%	293,615	9%
High-tech manufacturing market sector	433,126	10%	563,805	17%
Institutional market sector	370,361	8%	197,567	6%
Transportation market sector	18,954	1%	24,169	1%
Water and wastewater market sector	173,724	4%	166,687	5%
Hospitality and entertainment market sector	63,723	1%	66,067	2%
Short-duration projects (1)	162,062	4%	194,729	6%
Service work	362,797	8%	299,144	9%
	4,340,316		3,330,253
Less intersegment revenues	(13,102)		(2,393)
Total segment revenues	$4,327,214		$3,327,860
________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the six months ended June 30,
	2026	% of Total	2025	% of Total
United States building services:
Mechanical services	$1,242,505	77%	$1,178,002	77%
Commercial site-based services	289,544	18%	276,869	18%
Government site-based services	78,306	5%	81,011	5%
Total segment revenues	$1,610,355		$1,535,882

	For the six months ended June 30,
	2026	% of Total	2025	% of Total
United States industrial services:
Field services	$669,188	91%	$559,597	87%
Shop services	66,453	9%	80,477	13%
Total segment revenues	$735,641		$640,074

Total United States operations	$9,783,125		$7,931,907

	For the six months ended June 30,
	2026	% of Total	2025	% of Total
United Kingdom building services:
Service work	$—	—	$117,692	49%
Project work	—	—	122,173	51%
Total segment revenues	$—		$239,865

Consolidated revenues	$9,783,125		$8,171,772
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
At June 30, 2026 and December 31, 2025, our allowance for credit losses was $25.0 million and $22.8 million, respectively. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses.
The change in the allowance for credit losses for the six months ended June 30, 2026 was as follows (in thousands):

Balance at December 31, 2025	$22,757
Provision for credit losses	4,602
Amounts written off against the allowance, net of recoveries	(2,351)
Balance at June 30, 2026	$25,008

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
The increase in our allowance for credit losses was due to the provision for credit losses recorded during the six months ended June 30, 2026, partially offset by the write-off of specific receivables, which were deemed uncollectable.
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
Net contract liabilities in the accompanying Consolidated Balance Sheets consisted of the following amounts as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Contract assets, current	$400,539	$337,717
Contract assets, non-current	—	—
Contract liabilities, current	(2,609,243)	(2,327,360)
Contract liabilities, non-current	(798)	(837)
Net contract liabilities	$(2,209,502)	$(1,990,480)
Contract assets and contract liabilities increased by approximately $2.0 million and $1.7 million, respectively, as a result of acquisitions made by us during the first half of 2026. Excluding the impact of acquisitions, net contract liabilities increased by $219.3 million during the six months ended June 30, 2026, primarily due to an increase in net contract liabilities on our uncompleted construction projects, partially as a result of the timing of invoicing to our customers, including advanced billings on several projects in the earlier stages of completion, as we continue to effectively manage our working capital. There was no significant impairment of contract assets recognized during the periods presented.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations as of June 30, 2026 (in thousands, except for percentages):

	June 30, 2026	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$6,271,919	36%
United States mechanical construction and facilities services	9,366,637	55%
United States building services	1,358,017	8%
United States industrial services	146,528	1%
Total operations	$17,143,101	100%
Our remaining performance obligations at June 30, 2026 were $17.14 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.
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
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$4,658,162	$1,613,757
United States mechanical construction and facilities services	7,005,295	2,361,342
United States building services	1,213,442	144,575
United States industrial services	146,528	—
Total operations	$13,023,427	$4,119,674

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
During the first half of 2026, we acquired four companies for upfront consideration of $99.8 million, inclusive of customary working capital adjustments. These acquisitions are comprised of: (a) two companies in the Western region of the United States that have been included in our United States mechanical construction and facilities services segment, including: (i) a provider of mechanical and sheet metal fabrication services, and (ii) a commercial and industrial HVAC contractor, (b) an electrical contractor in the Midwestern region of the United States that has been included in our United States electrical construction and facilities services segment, and (c) a company that has been included in our United States building services segment, which provides building automation and controls solutions in the Southeastern region of the United States. In connection with these acquisitions, we acquired working capital of $13.5 million and other net assets of $2.7 million and have preliminarily ascribed $45.3 million to goodwill and $38.3 million to identifiable intangible assets.
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
In addition to Miller Electric, during calendar year 2025, we acquired nine companies, for upfront consideration of $182.3 million, inclusive of customary working capital adjustments. These acquisitions are comprised of: (a) five companies that have been included in our United States mechanical construction and facilities services segment, including: (i) two companies in the Midwestern region of the United States that provide building automation controls and solutions to commercial, institutional, and industrial customers, (ii) a company that adds capabilities to our national fire protection offerings, (iii) a provider of mechanical construction and maintenance services in the Western region of the United States, and (iv) a full service mechanical contractor in the Northeast region of the United States, and (b) four companies that have been included in our United States building services segment, which enhance our building automation and controls or energy efficiency offerings. In connection with these acquisitions, we acquired working capital of $2.0 million and other net assets of $8.2 million and have preliminarily ascribed $67.4 million to goodwill and $104.7 million to identifiable intangible assets.
We expect that all of the goodwill and identifiable intangible assets acquired in connection with these acquisitions will be deductible for tax purposes. The purchase price allocations for the businesses acquired in 2026 and one of the businesses acquired in 2025 are preliminary and subject to change during their respective measurement periods as we finalize asset valuations and certain tax matters, among other items. The finalization of these items may result in changes in the valuation of assets acquired or liabilities assumed. The purchase price allocations for the other businesses acquired in 2025 have been finalized during their respective measurement periods with an insignificant impact.
On December 1, 2025, we completed the sale of EMCOR UK. Given the size of EMCOR UK, this transaction did not represent a strategic shift that had a major effect on the Company’s operations and financial results and, therefore, is not presented as discontinued operations.
NOTE 5 - Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share data):

	For the three months ended June 30,
	2026	2025
Numerator:
Net income	$403,694	$302,160
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	44,421,322	44,833,638
Effect of dilutive securities—Share-based awards	131,572	156,750
Shares used to compute diluted earnings per common share	44,552,894	44,990,388

Basic earnings per common share	$9.09	$6.74

Diluted earnings per common share	$9.06	$6.72

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 5 - Earnings Per Share (Continued)

	For the six months ended June 30,
	2026	2025
Numerator:
Net income	$709,178	$542,837
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	44,492,543	45,227,690
Effect of dilutive securities—Share-based awards	126,899	153,054
Shares used to compute diluted earnings per common share	44,619,442	45,380,744

Basic earnings per common share	$15.94	$12.00

Diluted earnings per common share	$15.89	$11.96
The number of share-based awards excluded from the computation of diluted EPS for the three and six months ended June 30, 2026 because they would be anti-dilutive were 1,365 and 3,427, respectively. The number of share-based awards excluded from the computation of diluted EPS for both the three and six months ended June 30, 2025 because they would be anti-dilutive were 3,635.
NOTE 6 - Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Raw materials and construction materials	$142,360	$119,789
Work in process	11,319	6,463
Inventories	$153,679	$126,252
The increase in inventories as of June 30, 2026, compared to December 31, 2025, was a result of: (a) advanced purchases of materials and equipment for use on specific construction projects, partially in an effort to mitigate the impact of long lead times, (b) an increase in raw materials on hand to support our fabrication facilities, and (c) higher levels of work in process inventory within our United States industrial services segment due to greater new build heat exchanger orders.
NOTE 7 - Debt
Excluding finance lease liabilities of $6.1 million at June 30, 2026 and $6.3 million at December 31, 2025, we had no outstanding debt as of June 30, 2026 and December 31, 2025. The current portion of our finance lease liabilities of $2.5 million and $2.4 million at June 30, 2026 and December 31, 2025, respectively, were included in “Other accrued expenses and liabilities,” and the non-current portion of our finance lease liabilities of $3.6 million and $3.9 million at June 30, 2026 and December 31, 2025, respectively, were included in “Other long-term obligations” in the accompanying Consolidated Balance Sheets.
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
There were no direct borrowings outstanding under the 2023 Revolving Credit Facility as of June 30, 2026 and December 31, 2025. However, outstanding letters of credit reduce the available capacity under this facility and, as of June 30, 2026 and December 31, 2025, we had $73.4 million and $73.1 million of letters of credit outstanding, respectively.

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
A commitment fee is payable on the average daily unused amount of the 2023 Revolving Credit Facility, which ranges from 0.125% to 0.25%, depending on the Company’s Leverage Ratio. The fee was 0.125% of the unused amount as of June 30, 2026 and December 31, 2025. Fees for letters of credit issued under the 2023 Revolving Credit Facility range from 0.85% to 1.875% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed depending on the Company’s Leverage Ratio.
Obligations under the 2023 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2023 Credit Agreement contains customary covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of June 30, 2026 and December 31, 2025.
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
Recurring Fair Value Measurements
The following tables summarize the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	Assets at Fair Value as of June 30, 2026
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$924,411	$—	$—	$924,411
Deferred compensation plan assets (2)	85,972	—	—	85,972
Total	$1,010,383	$—	$—	$1,010,383

	Assets at Fair Value as of December 31, 2025
Asset Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$1,111,968	$—	$—	$1,111,968
Deferred compensation plan assets (2)	75,627	—	—	75,627
Total	$1,187,595	$—	$—	$1,187,595
 _________________________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At June 30, 2026 and December 31, 2025, we had $556.4 million and $870.5 million, respectively, in money market funds. From time to time, we have cash balances in certain of our bank accounts that exceed federally insured limits.
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
Fair Value of Financial Instruments
We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. Although there were no outstanding borrowings under our 2023 Credit Agreement as of June 30, 2026 and December 31, 2025, the carrying value of any debt associated with this agreement would approximate its fair value due to the variable rate on such debt.
NOTE 9 - Income Taxes
The following table presents our income tax provision and our income tax rate for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Income tax provision	$147,968	$109,867	$252,556	$193,387
Income tax rate	26.8%	26.7%	26.3%	26.3%
The difference between the U.S. statutory tax rate of 21% and our effective income tax rate for both the three and six months ended June 30, 2026 and 2025 was primarily a result of state and local income taxes and other permanent book-to-tax differences.
The increase in our income tax provision for the three and six months ended June 30, 2026, when compared to the three and six months ended June 30, 2025, was primarily due to greater income before income taxes.
As of June 30, 2026 and December 31, 2025, we had no unrecognized income tax benefits.
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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 - Common Stock
As of June 30, 2026 and December 31, 2025, there were 44,240,047 and 44,520,367 shares of our common stock outstanding, respectively. During the three months ended June 30, 2026 and 2025, we issued 10,268 and 5,106 shares of common stock, respectively. During the six months ended June 30, 2026 and 2025, we issued 51,847 and 57,381 shares of common stock, respectively. These shares were issued upon the satisfaction of required conditions under our share-based compensation plans.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.40 per share.
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, through June 30, 2026, the Board has authorized us to repurchase up to $3.65 billion of our outstanding common stock. During the three months ended June 30, 2026, we repurchased 0.2 million shares of our common stock for $177.7 million. During the six months ended June 30, 2026, we repurchased 0.3 million shares of our common stock for $265.3 million. Since the inception of the repurchase program through June 30, 2026, we have repurchased 28.8 million shares of our common stock for $3.23 billion. As of June 30, 2026, there remained authorization for us to repurchase $415.2 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2023 Credit Agreement placing limitations on such repurchases.
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
Surety Bonds
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of June 30, 2026, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was $4.30 billion, which represents approximately 25% of our total remaining performance obligations.
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds may be issued as collateral for certain insurance obligations. As of June 30, 2026, we satisfied $105.5 million of the collateral requirements of our insurance programs by utilizing surety bonds.
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
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase. As of June 30, 2026 and December 31, 2025, the estimated current portion of such undiscounted insurance liabilities, included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets, were $95.1 million and $84.0 million, respectively. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” as of June 30, 2026 and December 31, 2025 were $298.9 million and $274.1 million, respectively. The current portion of anticipated insurance recoveries of $15.0 million and $15.5 million as of June 30, 2026 and December 31, 2025, respectively, were included in “Prepaid expenses and other,” and the non-current portion of anticipated insurance recoveries of $48.6 million and $51.7 million as of June 30, 2026 and December 31, 2025, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 12 - Additional Cash Flow Information
The following table presents additional cash flow information for the six months ended June 30, 2026 and 2025 (in thousands):

	For the six months ended June 30,
	2026	2025
Cash paid for:
Interest	$1,342	$7,767
Income taxes	$290,389	$254,949
Right-of-use assets obtained in exchange for new operating lease liabilities	$127,608	$120,907
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,046	$1,665
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
The following tables present the revenues and operating income for each of our reportable segments for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the three months ended June 30,
	2026	2025
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,662,501	$1,340,247
United States mechanical construction and facilities services	2,300,873	1,755,258
United States building services	837,706	793,259
United States industrial services	353,812	281,072
Total United States operations	5,154,892	4,169,836
United Kingdom building services	—	134,564
Consolidated revenues	$5,154,892	$4,304,400

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 - Segment Information (Continued)

	For the three months ended June 30,
	2026	2025
Total revenues:
United States electrical construction and facilities services	$1,667,015	$1,364,158
United States mechanical construction and facilities services	2,357,907	1,779,871
United States building services	852,694	805,703
United States industrial services	354,135	287,411
Less intersegment revenues	(76,859)	(67,307)
Total United States operations	5,154,892	4,169,836
United Kingdom building services	—	134,564
Consolidated revenues	$5,154,892	$4,304,400

	For the six months ended June 30,
	2026	2025
Revenues from unrelated entities:
United States electrical construction and facilities services	$3,109,915	$2,428,091
United States mechanical construction and facilities services	4,327,214	3,327,860
United States building services	1,610,355	1,535,882
United States industrial services	735,641	640,074
Total United States operations	9,783,125	7,931,907
United Kingdom building services	—	239,865
Consolidated revenues	$9,783,125	$8,171,772

	For the six months ended June 30,
	2026	2025
Total revenues:
United States electrical construction and facilities services	$3,116,437	$2,478,353
United States mechanical construction and facilities services	4,408,664	3,364,985
United States building services	1,636,248	1,557,587
United States industrial services	736,218	651,743
Less intersegment revenues	(114,442)	(120,761)
Total United States operations	9,783,125	7,931,907
United Kingdom building services	—	239,865
Consolidated revenues	$9,783,125	$8,171,772

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 - Segment Information (Continued)

	For the three months ended June 30,
	2026	2025
Operating income (loss):
United States electrical construction and facilities services	$231,417	$157,644
United States mechanical construction and facilities services	286,639	238,737
United States building services	63,375	50,045
United States industrial services	9,599	(419)
Total United States operations	591,030	446,007
United Kingdom building services	—	8,425
Corporate administration	(43,690)	(39,220)
Consolidated operating income	547,340	415,212
Other items:
Net periodic pension income	—	55
Interest income (expense), net	4,322	(3,240)
Income before income taxes	$551,662	$412,027

	For the six months ended June 30,
	2026	2025
Operating income (loss):
United States electrical construction and facilities services	$405,898	$293,701
United States mechanical construction and facilities services	508,282	425,484
United States building services	103,824	86,468
United States industrial services	22,379	6,341
Total United States operations	1,040,383	811,994
United Kingdom building services	—	13,412
Corporate administration	(89,198)	(91,438)
Consolidated operating income	951,185	733,968
Other items:
Net periodic pension income	—	109
Interest income, net	10,549	2,147
Income before income taxes	$961,734	$736,224

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 - Segment Information (Continued)
The following tables provide the significant expenses that are regularly provided to and reviewed by our CODM for each of our reportable segments for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the three months ended June 30,
	2026	2025
Cost of sales:
United States electrical construction and facilities services	$1,307,721	$1,080,188
United States mechanical construction and facilities services	1,856,114	1,395,519
United States building services	664,295	634,690
United States industrial services	304,383	242,243
Total United States operations	4,132,513	3,352,640
United Kingdom building services	—	117,989
Consolidated cost of sales	$4,132,513	$3,470,629

	For the six months ended June 30,
	2026	2025
Cost of sales:
United States electrical construction and facilities services	$2,473,484	$1,956,431
United States mechanical construction and facilities services	3,505,032	2,661,229
United States building services	1,283,355	1,236,199
United States industrial services	634,925	550,338
Total United States operations	7,896,796	6,404,197
United Kingdom building services	—	211,086
Consolidated cost of sales	$7,896,796	$6,615,283

	For the three months ended June 30,
	2026	2025
Selling, general and administrative expenses:
United States electrical construction and facilities services	$123,363	$102,415
United States mechanical construction and facilities services	158,120	121,002
United States building services	110,036	108,524
United States industrial services	39,830	39,248
Total United States operations	431,349	371,189
United Kingdom building services	—	8,150
Corporate administration	43,690	39,220
Consolidated selling, general and administrative expenses	$475,039	$418,559

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 - Segment Information (Continued)

	For the six months ended June 30,
	2026	2025
Selling, general and administrative expenses:
United States electrical construction and facilities services	$230,533	$177,959
United States mechanical construction and facilities services	313,900	241,147
United States building services	223,176	213,215
United States industrial services	78,337	83,395
Total United States operations	845,946	715,716
United Kingdom building services	—	15,367
Corporate administration	89,198	91,438
Consolidated selling, general and administrative expenses	$935,144	$822,521

The following tables present other financial information for each of our reportable segments for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the three months ended June 30,
	2026	2025
Depreciation and amortization of property, plant, and equipment:
United States electrical construction and facilities services	$3,549	$2,464
United States mechanical construction and facilities services	7,904	5,365
United States building services	3,853	4,042
United States industrial services	3,684	3,290
Total United States operations	18,990	15,161
United Kingdom building services	—	1,068
Corporate administration	401	328
Total depreciation and amortization of property, plant, and equipment	$19,391	$16,557

	For the six months ended June 30,
	2026	2025
Depreciation and amortization of property, plant, and equipment:
United States electrical construction and facilities services	$6,653	$4,769
United States mechanical construction and facilities services	15,393	10,241
United States building services	7,744	8,083
United States industrial services	7,162	6,469
Total United States operations	36,952	29,562
United Kingdom building services	—	2,000
Corporate administration	801	577
Total depreciation and amortization of property, plant, and equipment	$37,753	$32,139

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 - Segment Information (Continued)

	For the three months ended June 30,
	2026	2025
Amortization of identifiable intangible assets:
United States electrical construction and facilities services	$14,402	$12,950
United States mechanical construction and facilities services	9,459	5,978
United States building services	5,108	5,240
United States industrial services	5,902	5,921
Total amortization of identifiable intangible assets	$34,871	$30,089

	For the six months ended June 30,
	2026	2025
Amortization of identifiable intangible assets:
United States electrical construction and facilities services	$27,992	$22,430
United States mechanical construction and facilities services	18,918	11,375
United States building services	10,350	10,805
United States industrial services	11,823	11,842
Total amortization of identifiable intangible assets	$69,083	$56,452

	For the three months ended June 30,
	2026	2025
Capital expenditures:
United States electrical construction and facilities services	$6,517	$4,187
United States mechanical construction and facilities services	17,377	12,367
United States building services	3,173	4,770
United States industrial services	3,363	3,221
Total United States operations	30,430	24,545
United Kingdom building services	—	1,928
Corporate administration	718	1,570
Total capital expenditures	$31,148	$28,043

	For the six months ended June 30,
	2026	2025
Capital expenditures:
United States electrical construction and facilities services	$13,677	$8,809
United States mechanical construction and facilities services	31,608	23,346
United States building services	5,562	8,113
United States industrial services	6,825	6,526
Total United States operations	57,672	46,794
United Kingdom building services	—	4,384
Corporate administration	2,188	2,996
Total capital expenditures	$59,860	$54,174

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 - Segment Information (Continued)
The following table presents the total assets for each of our reportable segments as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Total assets:
United States electrical construction and facilities services	$3,047,655	$2,686,933
United States mechanical construction and facilities services	3,794,196	3,206,671
United States building services	1,509,928	1,436,779
United States industrial services	582,898	524,883
Total operations	8,934,677	7,855,266
Corporate administration	1,222,405	1,436,133
Total assets	$10,157,082	$9,291,399

NOTE 14 - Subsequent Events
In July 2026, we acquired two electrical contractors that expand our service offerings in the Midwestern and Southeastern regions of the United States. In June and July 2026, we also entered into definitive agreements to acquire two additional electrical contractors, one in Texas and one in the Midwestern region of the United States. Such pending transactions are expected to close in the third quarter of 2026, subject to customary closing conditions. Together, these four acquisitions, which have an aggregate upfront purchase price of approximately $700 million, will be included within our United States electrical construction and facilities services segment. We intend to finance these acquisitions through a combination of cash on hand and, to the extent necessary, borrowings under our revolving credit facility.

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
Overview
The following table presents selected financial data for the quarters ended June 30, 2026 and 2025 (in thousands, except for percentages and per share data):

	For the three months ended June 30,
	2026	2025
Revenues	$5,154,892	$4,304,400
Revenues increase from prior year	19.8%	17.4%
Gross profit	$1,022,379	$833,771
Gross profit as a percentage of revenues	19.8%	19.4%
Operating income	$547,340	$415,212
Operating income as a percentage of revenues	10.6%	9.6%
Net income	$403,694	$302,160
Diluted earnings per common share	$9.06	$6.72
Revenues of $5.15 billion for the quarter ended June 30, 2026 set a quarterly record for the Company and represent an increase of 19.8% from revenues of $4.30 billion for the quarter ended June 30, 2025. Demand for our services continues to be broad-based with strength across most of the market sectors we serve. As described in further detail below, we experienced revenue growth within all of our reportable segments. Revenues for the second quarter of 2026 included incremental acquisition contribution of $169.2 million.
For the quarter ended June 30, 2026, operating income was $547.3 million, or 10.6% of revenues, establishing new records for the Company with respect to a second quarter. This compares to operating income of $415.2 million, or 9.6% of revenues, for the quarter ended June 30, 2025. As described in further detail below, in addition to the impact of the revenue growth we experienced in the quarter, our operating performance benefited from an increase in consolidated gross profit margin as well as a reduction in the ratio of selling, general and administrative expenses to revenues. Operating income for the quarter ended June 30, 2026 included incremental acquisition contribution of $13.9 million, net of amortization expense attributable to identifiable intangible assets of $5.6 million.
Net income of $403.7 million, or $9.06 per diluted share, for the quarter ended June 30, 2026 compares favorably to net income of $302.2 million, or $6.72 per diluted share, for the quarter ended June 30, 2025. While the majority of the increase in our net income and diluted earnings per share was a result of the increased operating income referenced above, diluted earnings per share for the quarter ended June 30, 2026 additionally benefited from a reduced weighted average share count given the impact of common stock repurchases made by us throughout 2025 and the first half of 2026.

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
During the first half of 2026, we acquired four companies for upfront consideration of $99.8 million.
On February 3, 2025, we completed the acquisition of Miller Electric Company (“Miller Electric”), a leading electrical contractor, for total cash consideration of $876.8 million. In addition to Miller Electric, during calendar year 2025, we acquired nine companies for upfront consideration of $182.3 million.
For further discussion regarding our acquisitions, refer to Note 4 - Acquisitions and Dispositions of Businesses of the notes to consolidated financial statements.
Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended June 30,
	2026	% of Total	2025	% of Total
Revenues:
United States electrical construction and facilities services	$1,662,501	32%	$1,340,247	31%
United States mechanical construction and facilities services	2,300,873	45%	1,755,258	41%
United States building services	837,706	16%	793,259	18%
United States industrial services	353,812	7%	281,072	7%
Total United States operations	5,154,892	100%	4,169,836	97%
United Kingdom building services	—	—%	134,564	3%
Consolidated revenues	$5,154,892	100%	$4,304,400	100%

	For the six months ended June 30,
	2026	% of Total	2025	% of Total
Revenues:
United States electrical construction and facilities services	$3,109,915	32%	$2,428,091	29%
United States mechanical construction and facilities services	4,327,214	44%	3,327,860	41%
United States building services	1,610,355	16%	1,535,882	19%
United States industrial services	735,641	8%	640,074	8%
Total United States operations	9,783,125	100%	7,931,907	97%
United Kingdom building services	—	—%	239,865	3%
Consolidated revenues	$9,783,125	100%	$8,171,772	100%
As described in more detail below, as a result of strong demand for our services across most of the market sectors we serve, our consolidated revenues for the three months ended June 30, 2026 increased to $5.15 billion compared to consolidated revenues of $4.30 billion for the three months ended June 30, 2025, and our consolidated revenues for the six months ended June 30, 2026 increased to $9.78 billion compared to consolidated revenues of $8.17 billion for the six months ended June 30, 2025. Revenues for the three and six months ended June 30, 2026 included incremental acquisition contribution of $169.2 million and $403.3 million, respectively.
Revenues of our United States electrical construction and facilities services segment were $1.66 billion for the three months ended June 30, 2026, a $322.3 million increase compared to revenues of $1.34 billion for the three months ended June 30, 2025. Revenues of this segment for the six months ended June 30, 2026 were $3.11 billion, a $681.8 million increase compared to revenues of $2.43 billion for the six months ended June 30, 2025. This segment’s results for the three and six months ended June 30, 2026 benefited from increased activity across a number of the market sectors we serve as well as incremental acquisition revenues of $20.5 million and $130.9 million, respectively. While the largest increase was seen within the network and communications market sector, predominantly driven by greater demand for data center construction projects, this segment also experienced notable revenue growth within: (a) the institutional market sector, primarily as a result of increased revenues from public sector work, and (b) the hospitality and entertainment market sector, due to select project opportunities. Revenues of this segment for both 2026 periods additionally included greater levels of short-duration projects and service work. Partially offsetting these increases were decreased revenues resulting from: (a) the completion or substantial completion of several construction contracts within: (i) the healthcare market sector and (ii) the high-tech manufacturing market sector, including certain bio-tech and semiconductor projects, and (b) the transportation market sector, reflecting significant progress made on an airport construction project as well as our intentional reduction of roadway lighting and traffic signal project exposure.
Our United States mechanical construction and facilities services segment’s revenues for the three months ended June 30, 2026 were $2.30 billion, a $545.6 million increase compared to revenues of $1.76 billion for the three months ended June 30, 2025. For the six months ended June 30, 2026, revenues of this segment were $4.33 billion, a $1.0 billion increase compared to revenues of $3.33 billion for the six months ended June 30, 2025. This segment’s results for the three and six months ended June 30, 2026 included $148.7 million and $272.4 million, respectively, of incremental acquisition revenues. This segment experienced increased revenues within the majority of the market sectors in which we operate, with the most significant increase coming from the network and communications market sector due to greater demand for data center construction projects. Notable growth was additionally generated from: (a) the institutional market sector, reflecting increased education and public sector projects, partially as a result of the incremental acquisition contribution, (b) the commercial market sector, primarily given an increase in warehousing and distribution project revenues, and (c) the manufacturing and industrial market sector, including certain food processing projects. Further contributing to the year-over-year revenue increases within this segment were greater levels of service work, including fire life safety inspection and maintenance. These increases were partially offset by revenue declines from the high-tech manufacturing market sector, largely as we completed certain semiconductor manufacturing construction projects in the prior year.
Revenues of our United States building services segment were $837.7 million for the three months ended June 30, 2026 compared to revenues of $793.3 million for the three months ended June 30, 2025. Revenues of this segment for the six months ended June 30, 2026 were $1.61 billion compared to revenues of $1.54 billion for the six months ended June 30, 2025. Growth in this segment for both 2026 periods was generated by: (a) its mechanical services division, which experienced increased: (i) service repair and maintenance volumes, given growth in our service contract base, (ii) HVAC project and retrofit work, as demand for these services remained strong, and (iii) building automation and controls projects, as we continue to expand our service offerings in this area, and (b) its commercial site-based services division due to the award of facilities maintenance contracts with new customers as well as scope or site expansion and greater project work with existing customers.
Revenues of our United States industrial services segment for the three months ended June 30, 2026 were $353.8 million compared to revenues of $281.1 million for the three months ended June 30, 2025. Revenues of this segment for the six months ended June 30, 2026 were $735.6 million compared to revenues of $640.1 million for the six months ended June 30, 2025. The increase in this segment’s revenues for both 2026 periods was driven by its field services division as a result of: (a) greater turnaround activity, (b) higher petrochemical project volume, and (c) progress made on a large solar project during the first half of 2026. Partially offsetting this growth was a decrease in revenues of this segment’s shop services division due to lower heat exchanger sales and related services.
For the three and six months ended June 30, 2025, our United Kingdom building services segment generated revenues of $134.6 million and $239.9 million, respectively.
Cost of sales and gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales), and gross profit as a percentage of revenues (“gross profit margin”) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Cost of sales	$4,132,513	$3,470,629	$7,896,796	$6,615,283
Gross profit	$1,022,379	$833,771	$1,886,329	$1,556,489
Gross profit margin	19.8%	19.4%	19.3%	19.0%
Gross profit for the three months ended June 30, 2026 was $1.02 billion, or 19.8% of revenues, compared to gross profit of $833.8 million, or 19.4% of revenues, for the three months ended June 30, 2025. Gross profit for the six months ended June 30, 2026 was $1.89 billion, or 19.3% of revenues, compared to gross profit of $1.56 billion, or 19.0% of revenues, for the six months ended June 30, 2025. Gross profit for the three and six months ended June 30, 2026 included incremental acquisition contribution of $34.1 million and $82.4 million, respectively, net of amortization expense attributable to identifiable intangible assets of $3.2 million and $8.1 million, respectively. Excluding the impact of acquisitions, these year-over-year increases resulted from the revenue growth generated by each of our reportable segments as well as an increase in gross profit margin, notably within our United States electrical construction and facilities services segment and our United States building services segment, as described in further detail below.

Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses (“SG&A”) and selling, general and administrative expenses as a percentage of revenues (“SG&A margin”) (in thousands, except for percentages):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Selling, general and administrative expenses	$475,039	$418,559	$935,144	$822,521
SG&A margin	9.2%	9.7%	9.6%	10.1%
Our selling, general and administrative expenses for the three months ended June 30, 2026 were $475.0 million, or 9.2% of revenues, compared to selling, general and administrative expenses of $418.6 million, or 9.7% of revenues, for the three months ended June 30, 2025. Selling, general and administrative expenses for the six months ended June 30, 2026 were $935.1 million, or 9.6% of revenues, compared to selling, general and administrative expenses of $822.5 million, or 10.1% of revenues, for the six months ended June 30, 2025. Selling, general and administrative expenses for the three and six months ended June 30, 2026 included $20.2 million and $47.8 million, respectively, of incremental expenses directly related to companies acquired, including amortization expense attributable to identifiable intangible assets of $2.4 million and $6.3 million, respectively.
Excluding incremental expenses resulting from acquisitions, the increase in our selling, general and administrative expenses for both 2026 periods was primarily as a result of greater: (a) incentive compensation expense, predominantly within our United States construction segments, given higher projected annual operating results, (b) salaries expense, due to additional headcount to support our organic revenue growth as well as annual cost of living adjustments, (c) rent and other occupancy costs, partially as a result of the continued build-out or expansion of our fabrication facilities, and (d) computer hardware and software costs, driven by various information technology and cybersecurity initiatives currently in process.
Partially offsetting the increase in selling, general and administrative expenses for the six months ended June 30, 2026 were reductions in: (a) professional fees, as the results for the prior year included $9.4 million of transaction related costs incurred in connection with the acquisition of Miller Electric, and (b) the provision for credit losses, given a reserve taken within our United States industrial services segment in the prior year. Selling, general and administrative expenses for the three and six months ended June 30, 2026 additionally decreased by $8.2 million and $15.4 million, respectively, as a result of the sale of EMCOR UK.
The decrease in our SG&A margin for both 2026 periods was primarily due to an increase in revenues without a commensurate increase in certain costs as we successfully leveraged our overhead structure during this period of growth.
Operating income (loss)
The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues (“operating margin”) (in thousands, except for percentages):

	For the three months ended June 30,
	2026	% of Segment Revenues	2025	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$231,417	13.9%	$157,644	11.8%
United States mechanical construction and facilities services	286,639	12.5%	238,737	13.6%
United States building services	63,375	7.6%	50,045	6.3%
United States industrial services	9,599	2.7%	(419)	(0.1)%
Total United States operations	591,030	11.5%	446,007	10.7%
United Kingdom building services	—	—	8,425	6.3%
Corporate administration	(43,690)	—	(39,220)	—
Consolidated operating income	547,340	10.6%	415,212	9.6%
Other items:
Net periodic pension income	—		55
Interest income (expense), net	4,322		(3,240)
Income before income taxes	$551,662		$412,027

	For the six months ended June 30,
	2026	% of Segment Revenues	2025	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$405,898	13.1%	$293,701	12.1%
United States mechanical construction and facilities services	508,282	11.7%	425,484	12.8%
United States building services	103,824	6.4%	86,468	5.6%
United States industrial services	22,379	3.0%	6,341	1.0%
Total United States operations	1,040,383	10.6%	811,994	10.2%
United Kingdom building services	—	—	13,412	5.6%
Corporate administration	(89,198)	—	(91,438)	—
Consolidated operating income	951,185	9.7%	733,968	9.0%
Other items:
Net periodic pension income	—		109
Interest income, net	10,549		2,147
Income before income taxes	$961,734		$736,224
Operating income for the three months ended June 30, 2026 was $547.3 million, an increase of $132.1 million compared to operating income of $415.2 million for the three months ended June 30, 2025. Operating margin for the three months ended June 30, 2026 was 10.6% compared to an operating margin of 9.6% for the three months ended June 30, 2025. For the six months ended June 30, 2026, operating income was $951.2 million, an increase of $217.2 million compared to operating income of $734.0 million for the six months ended June 30, 2025. Operating margin for the six months ended June 30, 2026 was 9.7% compared to an operating margin of 9.0% for the six months ended June 30, 2025. In addition to the impact of the revenue growth we experienced in the quarter, our operating performance benefited from an increase in consolidated gross profit margin as well as a reduction in the ratio of selling, general and administrative expenses to revenues. Operating income for the three and six months ended June 30, 2026 included incremental acquisition contribution of $13.9 million and $34.6 million, respectively, net of amortization expense attributable to identifiable intangible assets of $5.6 million and $14.4 million, respectively.
Operating income of our United States electrical construction and facilities services segment was $231.4 million for the three months ended June 30, 2026, an increase of $73.8 million compared to operating income of $157.6 million for the three months ended June 30, 2025. Operating income of this segment for the six months ended June 30, 2026 was $405.9 million, an increase of $112.2 million compared to operating income of $293.7 million for the six months ended June 30, 2025. For the three and six months ended June 30, 2026, operating margin of this segment was 13.9% and 13.1%, respectively, compared to an operating margin of 11.8% and 12.1% for the three and six months ended June 30, 2025, respectively. The increase in operating income and operating margin of this segment for both 2026 periods resulted from greater gross profit and gross profit margin given the growth in its revenues, excellent project execution, and a more favorable mix of work. From a market sector perspective, the most significant increase in gross profit was experienced within network and communications. This segment’s operating income for the six months ended June 30, 2026 included incremental acquisition contribution of $8.6 million, net of amortization expense attributable to identifiable intangible assets of $4.5 million.
Our United States mechanical construction and facilities services segment’s operating income for the three months ended June 30, 2026 was $286.6 million, an increase of $47.9 million compared to operating income of $238.7 million for the three months ended June 30, 2025. Operating income of this segment for the six months ended June 30, 2026 was $508.3 million, an increase of $82.8 million compared to operating income of $425.5 million for the six months ended June 30, 2025. The increase in operating income of this segment for both 2026 periods resulted from greater gross profit within the majority of the market sectors in which we operate, generally in line with the increases in revenue described above and with the most significant increase coming from network and communications. This segment’s operating income for the three and six months ended June 30, 2026 included incremental acquisition contribution of $14.1 million and $26.4 million, respectively, net of amortization expense attributable to identifiable intangible assets of $4.6 million and $9.4 million, respectively. For the three and six months ended June 30, 2026, operating margin of this segment was 12.5% and 11.7%, respectively, compared to an operating margin of 13.6% and 12.8% for the three and six months ended June 30, 2025, respectively. The 110 basis point decrease in this segment’s operating margin for both 2026 periods was primarily a result of a change in project mix, which included: (a) a greater percentage of revenues generated from projects for which we are acting as either the construction manager or prime contractor and that carry lower than average gross profit margins, and (b) an increase in the number of guaranteed maximum price and cost plus contracts, particularly in newer geographies or on projects where design or scope is still evolving.

Operating income of our United States building services segment was $63.4 million, or 7.6% of revenues, for the three months ended June 30, 2026, compared to operating income of $50.0 million, or 6.3% of revenues, for the three months ended June 30, 2025. Operating income of this segment for the six months ended June 30, 2026 was $103.8 million, or 6.4% of revenues, compared to $86.5 million, or 5.6% of revenues, for the six months ended June 30, 2025. In addition to the impact of greater revenues, this segment’s operating results for both 2026 periods benefited from (a) an increase in gross profit margin, given a more favorable project mix as well as improved execution, and (b) a decrease in the ratio of selling, general and administrative expenses to revenues, partially due to lower overhead costs within its commercial and government site-based services divisions following the restructuring actions we completed in 2025.
Our United States industrial services segment reported operating income of $9.6 million, or 2.7% of revenues, for the three months ended June 30, 2026, compared to an operating loss of $0.4 million, or (0.1)% of revenues, for the three months ended June 30, 2025. For the six months ended June 30, 2026, this segment reported operating income of $22.4 million, or 3.0% of revenues, compared to operating income of $6.3 million, or 1.0% of revenues, for the six months ended June 30, 2025. The increase in operating income of this segment for both 2026 periods was a result of an increase in gross profit within its field services division due to the revenue growth referenced above, while the increase in operating margin was attributable to a reduction in SG&A margin given an increase in revenues without a commensurate increase in certain overhead costs. Additionally contributing to the favorable comparison for the six month period was the impact of a $5.0 million increase in the allowance for credit losses in 2025, which negatively impacted this segment’s operating margin by 80 basis points.
Operating income of our United Kingdom building services segment for the three months ended June 30, 2025 was $8.4 million, or 6.3% of revenues, and operating income of such segment for the six months ended June 30, 2025 was $13.4 million, or 5.6% of revenues.
Our corporate administration expenses for the three and six months ended June 30, 2026 were $43.7 million and $89.2 million, respectively, compared to $39.2 million and $91.4 million for the three and six months ended June 30, 2025, respectively. For both 2026 periods, our corporate expenses included greater employment and information technology costs. Offsetting the impact of these increases for the six months ended June 30, 2026 was a decrease in professional fees, as the prior year period included $9.4 million of transaction related costs incurred in connection with the acquisition of Miller Electric.
Other items
For the three months ended June 30, 2026, net interest income was $4.3 million, compared to net interest expense of $3.2 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, net interest income was $10.5 million, compared to net interest income of $2.1 million for the six months ended June 30, 2025. These year-over-year fluctuations were a result of: (a) a decrease in interest expense, given the impact in the prior year of borrowings under our revolving credit facility, and (b) an increase in interest income due to a higher average daily invested cash balance.
For the three and six months ended June 30, 2026, our income tax provision was $148.0 million and $252.6 million, respectively, compared to an income tax provision of $109.9 million and $193.4 million for the three and six months ended June 30, 2025, respectively. Our effective income tax rate for the three and six months ended June 30, 2026 was 26.8% and 26.3%, respectively, compared to an effective income tax rate for the three and six months ended June 30, 2025 of 26.7% and 26.3%, respectively. Refer to Note 9 - Income Taxes of the notes to consolidated financial statements for further discussion regarding our income tax provision and effective income tax rate.
Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	June 30, 2026	% of Total	December 31, 2025	% of Total	June 30, 2025	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$6,271,919	36%	$4,963,855	38%	$4,198,244	35%
United States mechanical construction and facilities services	9,366,637	55%	6,929,300	52%	5,975,201	50%
United States building services	1,358,017	8%	1,188,537	9%	1,313,603	11%
United States industrial services	146,528	1%	171,972	1%	221,102	2%
Total United States operations	17,143,101	100%	13,253,664	100%	11,708,150	98%
United Kingdom building services	—	—%	—	—%	206,238	2%
Total operations	$17,143,101	100%	$13,253,664	100%	$11,914,388	100%

Our remaining performance obligations at June 30, 2026 were a record $17.14 billion compared to $13.25 billion at December 31, 2025 and $11.91 billion at June 30, 2025. When compared to December 31, 2025, remaining performance obligations increased by $3.89 billion due to new contract awards within our United States construction segments and our United States building services segment. We experienced growth in remaining performance obligations from the majority of the market sectors we serve, with the most significant increases within: (a) network and communications, predominantly as a result of several data center construction contracts, (b) healthcare, primarily resulting from certain contract awards in the Northeast region of the United States, (c) water and wastewater, given recent project awards in the Southeast region of the United States, and (d) institutional, largely as we continue to see demand for our services from education customers, including a number of colleges and universities. Partially offsetting these increases were reductions from the manufacturing and industrial and hospitality and entertainment market sectors, due to progress made on certain projects during the first half of 2026. See Note 3 - Revenue from Contracts with Customers of the notes to consolidated financial statements for further disclosure regarding our remaining performance obligations.
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
As of June 30, 2026, we had cash and cash equivalents of $924.4 million, which are maintained in depository accounts and highly liquid investments with original maturity dates of three months or less. Both our short-term and long-term liquidity requirements are expected to be met through our cash and cash equivalent balances, cash generated from our operations, and, as necessary, the borrowing capacity under our revolving credit facility. Our credit agreement provides for a $1.30 billion revolving credit facility, for which there was $1.23 billion of available capacity as of June 30, 2026.
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
Cash Flows
The following table presents a summary of our operating, investing, and financing cash flows (in thousands):

	For the six months ended June 30,
	2026	2025
Net cash provided by operating activities	$289,913	$302,158
Net cash used in investing activities	$(152,757)	$(938,825)
Net cash used in financing activities	$(324,713)	$(231,125)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$—	$14,558
Decrease in cash, cash equivalents, and restricted cash	$(187,557)	$(853,234)

During the six months ended June 30, 2026, our cash balance decreased by $187.6 million from $1.11 billion at December 31, 2025 to $924.4 million at June 30, 2026. Changes in our cash position from December 31, 2025 to June 30, 2026 are described in further detail below.
Operating Activities – Operating cash flows generally represent our net income as adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the six months ended June 30, 2026 was $289.9 million compared to $302.2 million for the six months ended June 30, 2025. Despite the increase in our net income, the decrease in our operating cash flow was primarily a result of an increase in working capital given our strong organic revenue growth during the first half of 2026.
Investing Activities – Investing cash flows consist primarily of payments for acquisition of businesses, capital expenditures, and proceeds from the sale or disposal of property, plant, and equipment or other long-term assets. Net cash used in investing activities for the six months ended June 30, 2026 decreased by $786.1 million compared to the six months ended June 30, 2025, primarily due to a decrease in payments for acquisitions given the acquisition of Miller Electric in the prior year period.
Financing Activities – Financing cash flows consist primarily of the issuance and repayment of short-term and long-term debt, repurchases of common stock, payments of dividends to stockholders, and the issuance of common stock through certain equity plans. Net cash used in financing activities was $324.7 million for the six months ended June 30, 2026 compared to $231.1 million for the six months ended June 30, 2025. The $93.6 million increase in cash used in financing activities was primarily due to the impact of $250.0 million in net borrowings made under our revolving credit facility during the first half of 2025, partially offset by a $163.6 million decrease in common stock repurchases made by us year-over-year. The timing of common stock repurchases is at management’s discretion subject to securities laws and other legal requirements and depends upon several factors, including market and business conditions, current and anticipated future liquidity, share price, and share availability, among others. For additional detail regarding our share repurchase program, refer to Note 10 - Common Stock of the notes to consolidated financial statements.
We currently pay a regular quarterly dividend of $0.40 per share. For the six months ended June 30, 2026 and 2025, cash payments related to dividends were $35.6 million and $22.6 million, respectively. Our credit agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay such quarterly dividends for the foreseeable future.
Material Cash Requirements from Contractual and Other Obligations
As of June 30, 2026, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
Outstanding Debt and Interest Payments – As of June 30, 2026, there were no direct borrowings outstanding under our revolving credit facility. Interest payments on any future borrowings will be determined based on prevailing interest rates at that time. Refer to Note 7 - Debt of the notes to consolidated financial statements for further detail of our debt obligations, including our revolving credit facility.
Operating and Finance Leases – In the normal course of business, we lease real estate, vehicles, and equipment under various arrangements which are classified as either operating or finance leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $661.7 million at June 30, 2026, with $132.8 million payable within the next 12 months.
Open Purchase Obligations – As of June 30, 2026, we had $3.93 billion of open purchase obligations, of which payments totaling $3.07 billion are expected to become due within the next 12 months. These obligations represent open purchase orders to suppliers and subcontractors related to our construction and services contracts. These purchase orders are not reflected in the Consolidated Balance Sheets and are not expected to impact future liquidity as amounts should be recovered through customer billings.
Insurance Obligations – As described in further detail in Note 11 - Commitments and Contingencies of the notes to consolidated financial statements, we have loss payment deductibles and/or self-insured retentions for certain insurance matters. As of June 30, 2026, our insurance liabilities, net of estimated recoveries, were $330.4 million. Of this net amount, $80.1 million is estimated to be payable within the next 12 months. Due to many uncertainties inherent in resolving these matters, it is not practical to estimate these payments beyond such period. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase.

Contingent Consideration Liabilities – We have incurred liabilities related to contingent consideration arrangements associated with certain acquisitions, payable in the event discrete performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The aggregate amount of these liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance during such post-acquisition periods, and accretion in present value. As of June 30, 2026, the present value of expected future payments relating to these contingent consideration arrangements was $5.7 million. Of this amount, $4.3 million is estimated as being payable within the next 12 months.
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
Off-Balance Sheet Arrangements and Other Commercial Commitments
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of June 30, 2026, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was $4.30 billion, which represents approximately 25% of our total remaining performance obligations.
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
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds or letters of credit may be issued as collateral for certain insurance obligations. As of June 30, 2026, we satisfied $105.5 million and $73.1 million of the collateral requirements of our insurance programs by utilizing surety bonds and letters of credit, respectively. All such letters of credit were issued under our revolving credit facility, therefore reducing the available capacity of such facility.
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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements is based on the application of significant accounting policies, which require management to make estimates and assumptions. Our significant accounting policies are described further in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of our Form 10-K for the year ended December 31, 2025. We base our estimates on historical experience, known or expected trends, third-party valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. There have been no significant changes to our critical accounting policies or methods during the six months ended June 30, 2026.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the six months ended June 30, 2026, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
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
We are exposed to construction market risk and its potential related impact on accounts receivable or contract assets on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain on-going discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, we believe we take appropriate action to manage such market and other risks, but there is no assurance that we will be able to reasonably identify all risks with respect to the collectability of these assets.
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction, building services, and industrial services operations. Trade and sanction policies (including tariffs) may also affect the pricing of such supplies and materials. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet of approximately 15,000 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, certain of our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material costs could reduce our profitability with respect to projects in progress.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION.
ITEM 1.   LEGAL PROCEEDINGS.
The information required by this Item is incorporated by reference from Note 11 - Commitments and Contingencies of the notes to consolidated financial statements.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2026 to April 30, 2026	—	—	—	$592,732,337
May 1, 2026 to May 31, 2026	35,091	$853.79	35,091	$562,514,912
June 1, 2026 to June 30, 2026	175,070	$834.07	175,070	$415,240,711
Total	210,161	$837.37	210,161

(1)In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, through June 30, 2026, the Board has authorized us to repurchase up to $3.65 billion of our outstanding common stock. As of June 30, 2026, there remained authorization for us to repurchase $415.2 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. Refer to Note 10 - Common Stock of the notes to consolidated financial statements for further information regarding our share repurchase program.
(2)Excludes 371 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.
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
ITEM 5.   OTHER INFORMATION.
On May 6, 2026, Maxine L. Mauricio, our Executive Vice President, Chief Administrative Officer, and General Counsel, adopted a Rule 10b5-1 trading arrangement providing for the potential sale of an aggregate amount of up to 2,500 shares of our common stock, with the exact number of shares to be sold to be determined based on market prices of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) of the Securities Exchange Act of 1934. The duration of the trading arrangement is from August 5, 2026 until August 5, 2027, or earlier if all transactions under the trading arrangement are completed or such arrangement is terminated.
During the quarter ended June 30, 2026, no other directors or executive officers of the Company adopted or terminated any: (a) contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1 or (b) non 10b5-1 trading arrangement, each as defined in Item 408(a) of Regulation S-K.

ITEM 6.   EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(a-6)	Certificate of Amendment of Restated Certificate of Incorporation of EMCOR	Exhibit 3.1 to EMCOR’s Report on Form 8-K (Date of Report June 8, 2023)
3(b)	Second Amended and Restated By-Laws of EMCOR	Exhibit 3.1 to EMCOR’s Report on Form 8-K (Date of Report October 25, 2022)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President, and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Jason R. Nalbandian, the Senior Vice President, Chief Financial Officer and Chief Accounting Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President, and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Senior Vice President, Chief Financial Officer and Chief Accounting Officer	Furnished
95.1	Information concerning mine safety violations or other regulatory matters	Filed herewith
101	The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.	Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 30, 2026

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ JASON R. NALBANDIAN
Jason R. Nalbandian
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)