Form 10-Q
period 2026-09-30
EMCOR Group, Inc.
filed 2026-10-29
CIK 105634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Number of shares of Common Stock outstanding as of the close of business on October 23, 2026: 43,782,004 shares.

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
•the impact of legislation, government regulations, permitting requirements, moratoriums, or other governmental actions;
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

PART I. – FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.
EMCOR Group, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	(Unaudited) September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$774,752	$1,111,968
Accounts receivable, less allowance for credit losses of $26,152 and $22,757, respectively	5,529,343	4,241,177
Contract assets	465,548	337,717
Inventories	194,549	126,252
Prepaid expenses and other	106,274	120,231
Total current assets	7,070,466	5,937,345
Property, plant, and equipment, net	303,334	253,277
Operating lease right-of-use assets	526,027	439,029
Goodwill	1,711,905	1,412,414
Identifiable intangible assets, net	1,441,074	1,108,828
Other assets	183,354	140,506
Total assets	$11,236,160	$9,291,399
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,411,866	$1,227,428
Contract liabilities	2,968,666	2,327,360
Accrued payroll and benefits	1,103,452	870,154
Other accrued expenses and liabilities	450,865	340,785
Operating lease liabilities, current	110,543	99,213
Total current liabilities	6,045,392	4,864,940
Operating lease liabilities, long-term	449,971	368,996
Other long-term obligations	463,870	382,482
Total liabilities	6,959,233	5,616,418
Equity:
EMCOR Group, Inc. stockholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 61,306,047 and 61,252,599 shares issued, respectively	613	613
Capital surplus	102,713	101,336
Accumulated other comprehensive loss	(1,928)	(1,916)
Retained earnings	7,061,546	6,005,772
Treasury stock, at cost 17,313,278 and 16,732,232 shares, respectively	(2,887,054)	(2,431,861)
Total EMCOR Group, Inc. stockholders’ equity	4,275,890	3,673,944
Noncontrolling interests	1,037	1,037
Total equity	4,276,927	3,674,981
Total liabilities and equity	$11,236,160	$9,291,399
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues	$5,541,520	$4,301,529	$15,324,645	$12,473,301
Cost of sales	4,433,302	3,466,216	12,330,098	10,081,499
Gross profit	1,108,218	835,313	2,994,547	2,391,802
Selling, general and administrative expenses	528,426	429,617	1,463,570	1,252,138
Impairment loss on identifiable intangible assets	34,000	—	34,000	—
Operating income	545,792	405,696	1,496,977	1,139,664
Net periodic pension income	—	56	—	165
Interest income, net	3,766	1,838	14,315	3,985
Income before income taxes	549,558	407,590	1,511,292	1,143,814
Income tax provision	149,628	112,217	402,184	305,604
Net income	$399,930	$295,373	$1,109,108	$838,210

Basic earnings per common share	$9.06	$6.59	$25.00	$18.59

Diluted earnings per common share	$9.04	$6.57	$24.93	$18.53

Dividends declared per common share	$0.40	$0.25	$1.20	$0.75
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$399,930	$295,373	$1,109,108	$838,210
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	(4,043)	—	12,489
Changes in post-retirement plans (1)	(4)	511	(12)	1,494
Other comprehensive (loss) income	(4)	(3,532)	(12)	13,983
Comprehensive income	$399,926	$291,841	$1,109,096	$852,193
_________
(1)Net of tax of $0.2 million and $0.5 million for the three and nine months ended September 30, 2025, respectively.
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows - operating activities:
Net income	$1,109,108	$838,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,962	49,426
Amortization of identifiable intangible assets	106,164	86,967
Provision for credit losses	6,183	5,402
Deferred income taxes	(19,236)	8,930
Excess tax benefits from share-based compensation	(8,011)	(4,250)
Non-cash expense for impairment of identifiable intangible assets	34,000	—
Non-cash share-based compensation expense	19,695	16,742
Other reconciling items	1,392	(2,038)
Changes in operating assets and liabilities, excluding the effect of businesses acquired	(220,626)	(221,730)
Net cash provided by operating activities	1,086,631	777,659
Cash flows - investing activities:
Payments for acquisitions of businesses, net of cash acquired	(797,375)	(900,496)
Proceeds from sale or disposal of property, plant, and equipment	2,469	3,608
Purchases of property, plant, and equipment	(97,014)	(80,831)
Net cash used in investing activities	(891,920)	(977,719)
Cash flows - financing activities:
Proceeds from revolving credit facility	150,000	525,000
Repayments of revolving credit facility	(150,000)	(525,000)
Repayments of finance lease liabilities	(2,016)	(2,082)
Dividends paid to stockholders	(53,251)	(33,832)
Repurchases of common stock	(456,501)	(432,165)
Taxes paid related to net share settlements of equity awards	(18,401)	(14,054)
Payments for contingent consideration arrangements	(1,758)	(12,038)
Distributions to noncontrolling interests	—	(856)
Net cash used in financing activities	(531,927)	(495,027)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	11,009
Decrease in cash, cash equivalents, and restricted cash	(337,216)	(684,078)
Cash, cash equivalents, and restricted cash at beginning of year (1)	1,111,968	1,340,395
Cash, cash equivalents, and restricted cash at end of period (2)	$774,752	$656,317
_________
(1)Includes $0.8 million of restricted cash classified as “Prepaid expenses and other” in the Consolidated Balance Sheet as of December 31, 2024.
(2)Includes $1.2 million of restricted cash classified as “Assets held for sale” in the Consolidated Balance Sheet as of September 30, 2025.

See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the three months ended September 30, 2026 and 2025
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, June 30, 2025	$3,053,572	$612	$97,079	$(68,012)	$5,298,205	$(2,276,283)	$1,971
Net income	295,373	—	—	—	295,373	—	—
Other comprehensive loss	(3,532)	—	—	(3,532)	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(513)	—	(513)	—	—	—	—
Common stock dividends	(11,192)	—	16	—	(11,208)	—	—
Repurchases of common stock (2)	11	—	—	—	—	11	—
Distributions to noncontrolling interests	(856)	—	—	—	—	—	(856)
Share-based compensation expense	3,650	—	3,650	—	—	—	—
Balance, September 30, 2025	$3,336,513	$612	$100,232	$(71,544)	$5,582,370	$(2,276,272)	$1,115

Balance, June 30, 2026	$4,079,944	$613	$98,117	$(1,924)	$6,679,305	$(2,697,204)	$1,037
Net income	399,930	—	—	—	399,930	—	—
Other comprehensive loss	(4)	—	—	(4)	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(116)	—	(116)	—	—	—	—
Common stock dividends	(17,665)	—	24	—	(17,689)	—	—
Repurchases of common stock	(189,850)	—	—	—	—	(189,850)	—
Share-based compensation expense	4,688	—	4,688	—	—	—	—
Balance, September 30, 2026	$4,276,927	$613	$102,713	$(1,928)	$7,061,546	$(2,887,054)	$1,037
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
See Notes to Consolidated Financial Statements.

EMCOR Group, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the nine months ended September 30, 2026 and 2025
(In thousands)(Unaudited)

		EMCOR Group, Inc. Stockholders
	Total	Common stock	Capital surplus	Accumulated other comprehensive loss (1)	Retained earnings	Treasury stock	Noncontrolling interests
Balance, December 31, 2024	$2,938,694	$612	$97,475	$(85,527)	$4,778,061	$(1,852,964)	$1,037
Net income	838,210	—	—	—	838,210	—	—
Other comprehensive income	13,983	—	—	13,983	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(14,054)	—	(14,054)	—	—	—	—
Common stock dividends	(33,832)	—	69	—	(33,901)	—	—
Repurchases of common stock	(423,308)	—	—	—	—	(423,308)	—
Acquisition of noncontrolling interests	934	—	—	—	—	—	934
Distributions to noncontrolling interests	(856)	—	—	—	—	—	(856)
Share-based compensation expense	16,742	—	16,742	—	—	—	—
Balance, September 30, 2025	$3,336,513	$612	$100,232	$(71,544)	$5,582,370	$(2,276,272)	$1,115

Balance, December 31, 2025	$3,674,981	$613	$101,336	$(1,916)	$6,005,772	$(2,431,861)	$1,037
Net income	1,109,108	—	—	—	1,109,108	—	—
Other comprehensive loss	(12)	—	—	(12)	—	—	—
Tax withholding for common stock issued under share-based compensation plans	(18,401)	—	(18,401)	—	—	—	—
Common stock dividends	(53,251)	—	83	—	(53,334)	—	—
Repurchases of common stock	(455,193)	—	—	—	—	(455,193)	—
Share-based compensation expense	19,695	—	19,695	—	—	—	—
Balance, September 30, 2026	$4,276,927	$613	$102,713	$(1,928)	$7,061,546	$(2,887,054)	$1,037
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
The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.
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
Based on an evaluation of individual projects that were substantially complete in prior periods but had revisions to total estimated costs or anticipated contract value (inclusive of the settlement of previously outstanding change orders and claims) that resulted in an increase to profitability in excess of $1.0 million, we recognized revenue during the three and nine months ended September 30, 2026 and 2025, as summarized in the following table (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
United States electrical construction and facilities services	$7,516	$21,049	$10,156	$2,512
United States mechanical construction and facilities services	3,274	23,165	36,986	12,062
Total impact	$10,790	$44,214	$47,142	$14,574

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Based on an evaluation of individual projects that had revisions to total estimated costs or anticipated contract value that resulted in a reduction of profitability in excess of $1.0 million, our operating results were negatively impacted during the three and nine months ended September 30, 2026 and 2025, as summarized in the following table (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
United States electrical construction and facilities services	$5,281	$25,234	$22,762	$37,419
United States mechanical construction and facilities services	12,536	9,330	33,637	31,697
United States building services	2,283	—	5,946	—
Total impact	$20,100	$34,564	$62,345	$69,116
Disaggregation of Revenues
Our revenues are principally derived from contracts to provide construction services relating to electrical and mechanical systems, as well as to provide a number of building services and industrial services to our customers. Our contracts are with many different customers in numerous industries.
The following tables provide further disaggregation of our revenues, by categories we use to evaluate our financial performance within each of our reportable segments, for the three and nine months ended September 30, 2026 and 2025 (in thousands, except for percentages). Refer to Note 13 - Segment Information of the notes to consolidated financial statements for additional information on how we disaggregate our revenues by reportable segment.

	For the three months ended September 30,
	2026	% of Total	2025	% of Total
United States electrical construction and facilities services:
Network and communications market sector	$1,046,497	56%	$621,650	48%
Commercial market sector	113,428	6%	110,377	9%
Manufacturing and industrial market sector	138,282	8%	107,895	8%
Healthcare market sector	125,866	7%	96,319	7%
High-tech manufacturing market sector	41,399	2%	33,232	3%
Institutional market sector	150,502	8%	84,776	7%
Transportation market sector	54,319	3%	70,213	5%
Water and wastewater market sector	16,620	1%	8,869	1%
Hospitality and entertainment market sector	33,096	2%	35,305	3%
Short-duration projects (1)	91,969	5%	92,400	7%
Service work	43,920	2%	25,214	2%
	1,855,898		1,286,250
Less intersegment revenues	(935)		(981)
Total segment revenues	$1,854,963		$1,285,269
 ________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the three months ended September 30,
	2026	% of Total	2025	% of Total
United States mechanical construction and facilities services:
Network and communications market sector	$985,191	38%	$432,138	24%
Commercial market sector	275,290	11%	222,953	12%
Manufacturing and industrial market sector	275,486	11%	236,399	13%
Healthcare market sector	187,459	7%	145,882	8%
High-tech manufacturing market sector	211,549	8%	225,801	13%
Institutional market sector	198,879	8%	127,085	7%
Transportation market sector	10,028	1%	15,560	1%
Water and wastewater market sector	109,755	4%	83,229	5%
Hospitality and entertainment market sector	46,939	2%	31,781	2%
Short-duration projects (1)	48,648	2%	105,104	6%
Service work	202,626	8%	161,636	9%
	2,551,850		1,787,568
Less intersegment revenues	(5,171)		(8,289)
Total segment revenues	$2,546,679		$1,779,279
 ________
(1)Represents those projects which generally are completed within three months or less.

	For the three months ended September 30,
	2026	% of Total	2025	% of Total
United States building services:
Mechanical services	$661,107	78%	$634,246	78%
Commercial site-based services	149,253	17%	141,652	17%
Government site-based services	42,009	5%	37,981	5%
Total segment revenues	$852,369		$813,879

	For the three months ended September 30,
	2026	% of Total	2025	% of Total
United States industrial services:
Field services	$254,180	88%	$245,033	85%
Shop services	33,329	12%	41,881	15%
Total segment revenues	$287,509		$286,914

Total United States operations	$5,541,520		$4,165,341

	For the three months ended September 30,
	2026	% of Total	2025	% of Total
United Kingdom building services:
Service work	$—	—	$71,702	53%
Project work	—	—	64,486	47%
Total segment revenues	$—		$136,188

Consolidated revenues	$5,541,520		$4,301,529

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the nine months ended September 30,
	2026	% of Total	2025	% of Total
United States electrical construction and facilities services:
Network and communications market sector	$2,776,914	56%	$1,807,953	49%
Commercial market sector	335,107	7%	325,471	9%
Manufacturing and industrial market sector	362,881	7%	317,528	9%
Healthcare market sector	355,688	7%	337,735	9%
High-tech manufacturing market sector	97,605	2%	114,356	3%
Institutional market sector	338,247	7%	203,857	5%
Transportation market sector	152,957	3%	198,769	5%
Water and wastewater market sector	30,721	1%	29,155	1%
Hospitality and entertainment market sector	128,314	3%	84,930	2%
Short-duration projects (1)	282,343	5%	232,082	6%
Service work	106,351	2%	66,247	2%
	4,967,128		3,718,083
Less intersegment revenues	(2,250)		(4,723)
Total segment revenues	$4,964,878		$3,713,360
________
(1)Represents those projects which generally are completed within three months or less.

	For the nine months ended September 30,
	2026	% of Total	2025	% of Total
United States mechanical construction and facilities services:
Network and communications market sector	$2,398,308	35%	$1,152,175	22%
Commercial market sector	787,933	12%	619,863	12%
Manufacturing and industrial market sector	785,537	11%	643,922	13%
Healthcare market sector	507,217	7%	439,497	9%
High-tech manufacturing market sector	644,675	9%	789,606	15%
Institutional market sector	569,240	8%	324,652	6%
Transportation market sector	28,982	1%	39,729	1%
Water and wastewater market sector	283,479	4%	249,916	5%
Hospitality and entertainment market sector	110,662	2%	97,848	2%
Short-duration projects (1)	210,710	3%	299,833	6%
Service work	565,423	8%	460,780	9%
	6,892,166		5,117,821
Less intersegment revenues	(18,273)		(10,682)
Total segment revenues	$6,873,893		$5,107,139
________
(1)Represents those projects which generally are completed within three months or less.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)

	For the nine months ended September 30,
	2026	% of Total	2025	% of Total
United States building services:
Mechanical services	$1,903,612	77%	$1,812,248	77%
Commercial site-based services	438,797	18%	418,521	18%
Government site-based services	120,315	5%	118,992	5%
Total segment revenues	$2,462,724		$2,349,761

	For the nine months ended September 30,
	2026	% of Total	2025	% of Total
United States industrial services:
Field services	$923,368	90%	$804,630	87%
Shop services	99,782	10%	122,358	13%
Total segment revenues	$1,023,150		$926,988

Total United States operations	$15,324,645		$12,097,248

	For the nine months ended September 30,
	2026	% of Total	2025	% of Total
United Kingdom building services:
Service work	$—	—	$189,394	50%
Project work	—	—	186,659	50%
Total segment revenues	$—		$376,053

Consolidated revenues	$15,324,645		$12,473,301
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
At September 30, 2026 and December 31, 2025, our allowance for credit losses was $26.2 million and $22.8 million, respectively. Allowances for credit losses are based on the best facts available and are reassessed and adjusted on a regular basis as additional information is received. Should anticipated collections fail to materialize, or if future economic conditions compare unfavorably to our forecasts, we could experience an increase in our credit losses.
The change in the allowance for credit losses for the nine months ended September 30, 2026 was as follows (in thousands):

Balance at December 31, 2025	$22,757
Provision for credit losses	6,183
Amounts written off against the allowance, net of recoveries	(2,788)
Balance at September 30, 2026	$26,152

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
The increase in our allowance for credit losses was due to the provision for credit losses recorded during the nine months ended September 30, 2026, partially offset by the write-off of specific receivables, which were deemed uncollectable.
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
Net contract liabilities in the accompanying Consolidated Balance Sheets consisted of the following amounts as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Contract assets, current	$465,548	$337,717
Contract assets, non-current	—	—
Contract liabilities, current	(2,968,666)	(2,327,360)
Contract liabilities, non-current	(674)	(837)
Net contract liabilities	$(2,503,792)	$(1,990,480)
Contract assets and contract liabilities increased by approximately $11.7 million and $60.7 million, respectively, as a result of acquisitions made by us during the first nine months of 2026. Excluding the impact of acquisitions, net contract liabilities increased by $464.3 million during the nine months ended September 30, 2026, primarily due to an increase in net contract liabilities on our uncompleted construction projects, partially as a result of the timing of invoicing to our customers, including advanced billings on several projects in the earlier stages of completion, as we continue to effectively manage our working capital. There was no significant impairment of contract assets recognized during the periods presented.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 - Revenue from Contracts with Customers (Continued)
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentages of total remaining performance obligations as of September 30, 2026 (in thousands, except for percentages):

	September 30, 2026	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$7,242,368	39%
United States mechanical construction and facilities services	9,863,950	53%
United States building services	1,335,156	7%
United States industrial services	131,157	1%
Total operations	$18,572,631	100%
Our remaining performance obligations at September 30, 2026 were $18.57 billion. Remaining performance obligations increase with awards of new contracts and decrease as we perform work and recognize revenue on existing contracts. We include a project within our remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Our remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of the total transaction price can be made.
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
Refer to the table below for additional information regarding our remaining performance obligations, including an estimate of when we expect to recognize such remaining performance obligations as revenue (in thousands):

	Within one year	Greater than one year
Remaining performance obligations:
United States electrical construction and facilities services	$5,599,660	$1,642,708
United States mechanical construction and facilities services	7,464,455	2,399,495
United States building services	1,162,476	172,680
United States industrial services	131,157	—
Total operations	$14,357,748	$4,214,883

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
During the first nine months of 2026, we acquired nine companies for upfront consideration of $809.9 million, inclusive of customary working capital adjustments. Certain of these acquisitions included contingent consideration arrangements whereby future payments are based on financial performance over defined post-acquisition periods, subject to a maximum.
These 2026 acquisitions are comprised of: (a) two companies in the Western region of the United States that have been included in our United States mechanical construction and facilities services segment, including: (i) a provider of mechanical and sheet metal fabrication services, and (ii) a commercial and industrial HVAC contractor, (b) five electrical contractors that expand our capabilities in Texas and in the Midwestern and Southeastern regions of the United States, which have been included in our United States electrical construction and facilities services segment, and (c) two companies that have been included in our United States building services segment, including: (i) a provider of building automation and controls solutions in the Southeastern region of the United States, and (ii) a plumbing services contractor in the Western region of the United States. During the nine months ended September 30, 2026, these acquisitions contributed revenues of $160.6 million and operating income of $6.4 million, net of amortization expense attributable to identifiable intangible assets of $11.9 million.
For the businesses acquired in 2026, the following table summarizes, in the aggregate, the estimated fair values of the assets acquired and liabilities assumed as of their respective acquisition dates (in thousands):

Assets:
Cash and cash equivalents	$12,659
Accounts receivable	165,333
Contract assets	12,557
Inventories	1,377
Prepaid expenses and other	3,382
Property, plant, and equipment	12,365
Operating lease right-of-use assets	13,569
Goodwill (1)	299,307
Identifiable intangible assets	472,350
Other assets	963
Total assets acquired	$993,862
 _________________________
(1)Goodwill is calculated as the excess of the consideration transferred over the fair value of the net assets acquired and represents the projected future economic benefits from these strategic acquisitions. Of the $299.3 million, $270.5 million was recorded within our United States electrical construction and facilities services segment, $24.3 million was recorded within our United States mechanical construction and facilities services segment, and $4.5 million was recorded within our United States building services segment.

Liabilities:
Accounts payable	$37,706
Contract liabilities	66,155
Accrued payroll and benefits	15,419
Other accrued expenses and liabilities	27,890
Operating lease liabilities, current	1,757
Operating lease liabilities, long-term	11,812
Other long-term obligations	23,199
Total liabilities assumed	183,938
Net assets acquired	$809,924

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 4 - Acquisitions and Dispositions of Businesses (Continued)
For the businesses acquired in 2026, the following table summarizes, in the aggregate, the estimated fair values of identifiable intangible assets (in thousands) and their weighted average useful lives (in years).

2026 Acquisitions	Estimated Fair Value	Weighted Average Life
Customer relationships	$328,400	15.1
Contract backlog	42,000	1.3
Trade names (finite-lived)	1,150	2.7
Total intangible assets subject to amortization	371,550	13.5
Trade names (indefinite-lived)	100,800	Indefinite
Total identifiable intangible assets	$472,350
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
For the Miller Electric acquisition, the following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

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

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 4 - Acquisitions and Dispositions of Businesses (Continued)
For the Miller Electric acquisition, the following table summarizes the estimated fair values of identifiable intangible assets (in thousands) and their estimated useful lives (in years).

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
NOTE 5 - Earnings Per Share
Calculation of Basic and Diluted Earnings per Common Share
The following tables summarize our calculation of Basic and Diluted Earnings per Common Share (“EPS”) for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share data):

	For the three months ended September 30,
	2026	2025
Numerator:
Net income	$399,930	$295,373
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	44,118,989	44,794,790
Effect of dilutive securities—Share-based awards	126,717	173,518
Shares used to compute diluted earnings per common share	44,245,706	44,968,308

Basic earnings per common share	$9.06	$6.59

Diluted earnings per common share	$9.04	$6.57

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 5 - Earnings Per Share (Continued)

	For the nine months ended September 30,
	2026	2025
Numerator:
Net income	$1,109,108	$838,210
Denominator:
Weighted average shares outstanding used to compute basic earnings per common share	44,364,696	45,078,735
Effect of dilutive securities—Share-based awards	126,838	159,875
Shares used to compute diluted earnings per common share	44,491,534	45,238,610

Basic earnings per common share	$25.00	$18.59

Diluted earnings per common share	$24.93	$18.53
The number of share-based awards excluded from the computation of diluted EPS for both the three and nine months ended September 30, 2026 because they would be anti-dilutive were 1,365. The number of share-based awards excluded from the computation of diluted EPS for the three and nine months ended September 30, 2025 because they would be anti-dilutive were 1,000 and 1,150, respectively.
NOTE 6 - Inventories
Inventories in the accompanying Consolidated Balance Sheets consisted of the following amounts as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Raw materials and construction materials	$181,541	$119,789
Work in process	13,008	6,463
Inventories	$194,549	$126,252
The increase in inventories as of September 30, 2026, compared to December 31, 2025, was a result of: (a) advanced purchases of materials and equipment for use on specific construction projects, partially in an effort to mitigate the impact of long lead times, (b) an increase in raw materials on hand to support our fabrication facilities, and (c) higher levels of work in process inventory within our United States industrial services segment due to greater new build heat exchanger orders.
NOTE 7 - Debt
Excluding finance lease liabilities of $6.0 million at September 30, 2026 and $6.3 million at December 31, 2025, we had no outstanding debt as of September 30, 2026 and December 31, 2025. The current portion of our finance lease liabilities of $2.5 million and $2.4 million at September 30, 2026 and December 31, 2025, respectively, were included in “Other accrued expenses and liabilities,” and the non-current portion of our finance lease liabilities of $3.5 million and $3.9 million at September 30, 2026 and December 31, 2025, respectively, were included in “Other long-term obligations” in the accompanying Consolidated Balance Sheets.
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
There were no direct borrowings outstanding under the 2023 Revolving Credit Facility as of September 30, 2026 and December 31, 2025. However, outstanding letters of credit reduce the available capacity under this facility and, as of September 30, 2026 and December 31, 2025, we had $73.4 million and $73.1 million of letters of credit outstanding, respectively.

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
A commitment fee is payable on the average daily unused amount of the 2023 Revolving Credit Facility, which ranges from 0.125% to 0.25%, depending on the Company’s Leverage Ratio. The fee was 0.125% of the unused amount as of September 30, 2026 and December 31, 2025. Fees for letters of credit issued under the 2023 Revolving Credit Facility range from 0.85% to 1.875% of the respective face amounts of outstanding letters of credit, depending on the nature of the letter of credit, and are computed depending on the Company’s Leverage Ratio.
Obligations under the 2023 Credit Agreement are guaranteed by most of our direct and indirect subsidiaries and are secured by substantially all of our assets. The 2023 Credit Agreement contains customary covenants providing for, among other things, the maintenance of certain financial ratios and certain limitations on the payment of dividends, common stock repurchases, investments, acquisitions, indebtedness, and capital expenditures. We were in compliance with all such covenants as of September 30, 2026 and December 31, 2025.
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
Recurring Fair Value Measurements
The following tables summarize the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

	Assets and Liabilities at Fair Value as of September 30, 2026
Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$774,752	$—	$—	$774,752
Deferred compensation plan assets (2)	85,694	—	—	85,694
Contingent consideration liabilities (3)	—	—	(45,693)	(45,693)
Net assets (liabilities)	$860,446	$—	$(45,693)	$814,753
________________________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At September 30, 2026, we had $459.0 million in money market funds. From time to time, we have cash balances in certain of our bank accounts that exceed federally insured limits.
(2)Deferred compensation plan assets are classified as “Other assets” in the Consolidated Balance Sheets.
(3)The current portion of our contingent consideration liabilities of $21.3 million is classified as "Other accrued expenses and liabilities" while the non-current portion of such liabilities of $24.4 million is classified as "Other long-term obligations" in the Consolidated Balance Sheets.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 8 - Fair Value Measurements (Continued)

	Assets and Liabilities at Fair Value as of December 31, 2025
Category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$1,111,968	$—	$—	$1,111,968
Deferred compensation plan assets (2)	75,627	—	—	75,627
Contingent consideration liabilities (3)	—	—	(8,763)	(8,763)
Net assets (liabilities)	$1,187,595	$—	$(8,763)	$1,178,832
 _________________________
(1)Cash and cash equivalents consist of deposit accounts and money market funds with original maturity dates of three months or less, which are Level 1 assets. At December 31, 2025, we had $870.5 million in money market funds. From time to time, we have cash balances in certain of our bank accounts that exceed federally insured limits.
(2)Deferred compensation plan assets are classified as “Other assets” in the Consolidated Balance Sheets.
(3)The current portion of our contingent consideration liabilities of $7.3 million is classified as "Other accrued expenses and liabilities" while the non-current portion of such liabilities of $1.5 million is classified as "Other long-term obligations" in the Consolidated Balance Sheets.
Our contingent consideration liabilities consist of earn-out arrangements related to business combinations. Earn-out payments are contingent upon financial performance over defined post-acquisition periods. Each of the outstanding contingent consideration arrangements is subject to a maximum payment amount. These liabilities are recorded at fair value and are classified as Level 3 within the fair value hierarchy due to the nature of the inputs used in their valuation. Changes in fair value are included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations.
The estimated fair values of our contingent consideration liabilities were determined using option pricing models (Monte Carlo simulations). Significant assumptions used in assessing the fair value of these liabilities include financial projections as well as estimated volatility and discount rates. Significant increases or decreases in financial projections would result in a corresponding increase or decrease in the fair value of the contingent consideration liabilities. Increases in the estimated volatility or discount rate would result in a decrease in the estimated fair value of the contingent consideration liabilities.
The following tables summarize the changes in our contingent consideration liabilities during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended September 30,
	2026	2025
Balance at beginning of period	$5,722	$14,959
Contingent consideration arising from acquisitions	39,200	—
Changes in fair value	1,532	(381)
Payments	(761)	(6,342)
Balance at end of period	$45,693	$8,236

	For the nine months ended September 30,
	2026	2025
Balance at beginning of period	$8,763	$29,721
Contingent consideration arising from acquisitions	42,200	—
Changes in fair value	1,363	(1,061)
Payments	(6,633)	(20,424)
Balance at end of period	$45,693	$8,236

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
In addition, goodwill, intangible assets, and certain other long-lived assets are tested for impairment using similar valuation methodologies to determine the fair value of such assets. During the quarter ended September 30, 2026, we revised our long-term financial projections for a business within our United States building services segment to reflect updated expectations of future financial performance. These forecast revisions necessitated an impairment assessment for certain identifiable intangible assets including an indefinite-lived trade name and finite-lived customer relationships. As a result of these assessments, we determined that these assets were impaired and recognized a $34.0 million impairment charge.
Periodically, we engage an independent third-party valuation specialist to assist with the valuation process, including the selection of appropriate methodologies and the development of market-based assumptions. The inputs used for these nonrecurring fair value measurements represent Level 3 inputs.
Fair Value of Financial Instruments
We believe that the carrying values of our financial instruments, which include accounts receivable and other financing commitments, approximate their fair values due primarily to their short-term maturities and low risk of counterparty default. Although there were no outstanding borrowings under our 2023 Credit Agreement as of September 30, 2026 and December 31, 2025, the carrying value of any debt associated with this agreement would approximate its fair value due to the variable rate on such debt.
NOTE 9 - Income Taxes
The following table presents our income tax provision and our income tax rate for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Income tax provision	$149,628	$112,217	$402,184	$305,604
Income tax rate	27.2%	27.5%	26.6%	26.7%
The difference between the U.S. statutory tax rate of 21% and our effective income tax rate for both the three and nine months ended September 30, 2026 and 2025 was primarily a result of state and local income taxes and other permanent book-to-tax differences.
The increase in our income tax provision for the three and nine months ended September 30, 2026, when compared to the three and nine months ended September 30, 2025, was primarily due to greater income before income taxes.
As of September 30, 2026 and December 31, 2025, we had no unrecognized income tax benefits.
We file a consolidated federal income tax return including all of our U.S. subsidiaries with the Internal Revenue Service. We additionally file income tax returns with various state, local, and foreign tax agencies. Our income tax returns are subject to audit by various taxing authorities and are currently under examination by certain states for the years 2021 through 2025.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 - Common Stock
As of September 30, 2026 and December 31, 2025, there were 43,992,769 and 44,520,367 shares of our common stock outstanding, respectively. During the three months ended September 30, 2026 and 2025, we issued 1,601 and 2,067 shares of common stock, respectively. During the nine months ended September 30, 2026 and 2025, we issued 53,448 and 59,448 shares of common stock, respectively. These shares were issued upon the satisfaction of required conditions under our share-based compensation plans.
We have paid quarterly dividends since October 25, 2011. We currently pay a regular quarterly dividend of $0.40 per share.
In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, through September 30, 2026, the Board has authorized us to repurchase up to $3.65 billion of our outstanding common stock. During the three months ended September 30, 2026, we repurchased 0.2 million shares of our common stock for $189.9 million. During the nine months ended September 30, 2026, we repurchased 0.6 million shares of our common stock for $455.2 million. Since the inception of the repurchase program through September 30, 2026, we have repurchased 29.0 million shares of our common stock for $3.42 billion. As of September 30, 2026, there remained authorization for us to repurchase $225.4 million of our shares. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. We may repurchase our shares from time to time to the extent permitted by securities laws and other legal requirements, including provisions in our 2023 Credit Agreement placing limitations on such repurchases.
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
Surety Bonds
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of September 30, 2026, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was $4.36 billion, which represents approximately 23% of our total remaining performance obligations.
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds may be issued as collateral for certain insurance obligations. As of September 30, 2026, we satisfied $105.5 million of the collateral requirements of our insurance programs by utilizing surety bonds.
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
On October 10, 2024, a chemical release occurred at the PEMEX Deer Park Refinery in Deer Park, Texas. As a result of the release, two people were killed and approximately 235 others claim to have suffered bodily injuries. Several lawsuits were filed in Harris County, Texas on behalf of the various claimants. Those lawsuits were thereafter assigned the status of “multi-district litigation” and consolidated in the 281st District Court, Harris County. Repcon, Inc. (“Repcon”) and EMCOR Industrial Services, Inc. (“EIS”), indirect subsidiaries of the Company, have been named in several of the lawsuits, and Repcon has also been subject to contractual indemnification claims. As the court has subsequently ruled that EIS is not a proper party to the case, we anticipate that all pending cases against EIS will be dismissed. Repcon expects to participate in mediations related to this matter. Based on currently available information, we believe insurance will cover much or all of any amounts required to be paid by Repcon or EIS in connection with these claims.
Insurance Liabilities
We have loss payment deductibles for certain workers’ compensation, automobile liability, general liability, and property claims, have self-insured retentions for certain other casualty claims, and are self-insured for employee-related healthcare claims. In addition, we maintain a wholly-owned captive insurance subsidiary to manage certain of our insurance liabilities. Losses are recorded based upon estimates of our liability for claims incurred and for claims incurred but not reported. The liabilities are derived from known facts, historical trends, and industry averages, utilizing the assistance of an independent third-party actuary to determine the best estimate for the majority of these obligations. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase. As of September 30, 2026 and December 31, 2025, the estimated current portion of such undiscounted insurance liabilities, included in “Other accrued expenses and liabilities” in the accompanying Consolidated Balance Sheets, were $101.6 million and $84.0 million, respectively. The estimated non-current portion of such undiscounted insurance liabilities included in “Other long-term obligations” as of September 30, 2026 and December 31, 2025 were $321.8 million and $274.1 million, respectively. The current portion of anticipated insurance recoveries of $19.8 million and $15.5 million as of September 30, 2026 and December 31, 2025, respectively, were included in “Prepaid expenses and other,” and the non-current portion of anticipated insurance recoveries of $63.4 million and $51.7 million as of September 30, 2026 and December 31, 2025, respectively, were included in “Other assets” in the accompanying Consolidated Balance Sheets. These balances increased from December 31, 2025 due to greater potential exposures, largely as a result of the growth in our business.

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 12 - Additional Cash Flow Information
The following table presents additional cash flow information for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the nine months ended September 30,
	2026	2025
Cash paid for:
Interest	$2,591	$10,434
Income taxes	$447,390	$361,844
Right-of-use assets obtained in exchange for new operating lease liabilities	$174,540	$154,999
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,582	$2,170
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
The following tables present the revenues and operating income for each of our reportable segments for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended September 30,
	2026	2025
Revenues from unrelated entities:
United States electrical construction and facilities services	$1,854,963	$1,285,269
United States mechanical construction and facilities services	2,546,679	1,779,279
United States building services	852,369	813,879
United States industrial services	287,509	286,914
Total United States operations	5,541,520	4,165,341
United Kingdom building services	—	136,188
Consolidated revenues	$5,541,520	$4,301,529

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 - Segment Information (Continued)

	For the three months ended September 30,
	2026	2025
Total revenues:
United States electrical construction and facilities services	$1,863,198	$1,290,797
United States mechanical construction and facilities services	2,599,781	1,794,666
United States building services	866,708	827,715
United States industrial services	293,024	288,334
Less intersegment revenues	(81,191)	(36,171)
Total United States operations	5,541,520	4,165,341
United Kingdom building services	—	136,188
Consolidated revenues	$5,541,520	$4,301,529

	For the nine months ended September 30,
	2026	2025
Revenues from unrelated entities:
United States electrical construction and facilities services	$4,964,878	$3,713,360
United States mechanical construction and facilities services	6,873,893	5,107,139
United States building services	2,462,724	2,349,761
United States industrial services	1,023,150	926,988
Total United States operations	15,324,645	12,097,248
United Kingdom building services	—	376,053
Consolidated revenues	$15,324,645	$12,473,301

	For the nine months ended September 30,
	2026	2025
Total revenues:
United States electrical construction and facilities services	$4,979,635	$3,769,150
United States mechanical construction and facilities services	7,008,445	5,159,651
United States building services	2,502,956	2,385,302
United States industrial services	1,029,242	940,077
Less intersegment revenues	(195,633)	(156,932)
Total United States operations	15,324,645	12,097,248
United Kingdom building services	—	376,053
Consolidated revenues	$15,324,645	$12,473,301

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 - Segment Information (Continued)

	For the three months ended September 30,
	2026	2025
Operating income (loss):
United States electrical construction and facilities services	$247,003	$145,200
United States mechanical construction and facilities services	308,238	229,296
United States building services	66,193	59,390
United States industrial services	5,120	6,292
Total United States operations	626,554	440,178
United Kingdom building services	—	7,563
Corporate administration	(46,762)	(42,045)
Impairment loss on identifiable intangible assets	(34,000)	—
Consolidated operating income	545,792	405,696
Other items:
Net periodic pension income	—	56
Interest income, net	3,766	1,838
Income before income taxes	$549,558	$407,590

	For the nine months ended September 30,
	2026	2025
Operating income (loss):
United States electrical construction and facilities services	$652,901	$438,901
United States mechanical construction and facilities services	816,520	654,780
United States building services	170,017	145,858
United States industrial services	27,499	12,633
Total United States operations	1,666,937	1,252,172
United Kingdom building services	—	20,975
Corporate administration	(135,960)	(133,483)
Impairment loss on identifiable intangible assets	(34,000)	—
Consolidated operating income	1,496,977	1,139,664
Other items:
Net periodic pension income	—	165
Interest income, net	14,315	3,985
Income before income taxes	$1,511,292	$1,143,814

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 - Segment Information (Continued)
The following tables provide the significant expenses that are regularly provided to and reviewed by our CODM for each of our reportable segments for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended September 30,
	2026	2025
Cost of sales:
United States electrical construction and facilities services	$1,461,441	$1,032,602
United States mechanical construction and facilities services	2,051,691	1,418,153
United States building services	674,218	645,903
United States industrial services	245,952	248,704
Total United States operations	4,433,302	3,345,362
United Kingdom building services	—	120,854
Consolidated cost of sales	$4,433,302	$3,466,216

	For the nine months ended September 30,
	2026	2025
Cost of sales:
United States electrical construction and facilities services	$3,934,925	$2,989,033
United States mechanical construction and facilities services	5,556,723	4,079,382
United States building services	1,957,573	1,882,102
United States industrial services	880,877	799,042
Total United States operations	12,330,098	9,749,559
United Kingdom building services	—	331,940
Consolidated cost of sales	$12,330,098	$10,081,499

	For the three months ended September 30,
	2026	2025
Selling, general and administrative expenses:
United States electrical construction and facilities services	$146,519	$107,467
United States mechanical construction and facilities services	186,750	131,830
United States building services	111,958	108,586
United States industrial services	36,437	31,918
Total United States operations	481,664	379,801
United Kingdom building services	—	7,771
Corporate administration	46,762	42,045
Consolidated selling, general and administrative expenses	$528,426	$429,617

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 - Segment Information (Continued)

	For the nine months ended September 30,
	2026	2025
Selling, general and administrative expenses:
United States electrical construction and facilities services	$377,052	$285,426
United States mechanical construction and facilities services	500,650	372,977
United States building services	335,134	321,801
United States industrial services	114,774	115,313
Total United States operations	1,327,610	1,095,517
United Kingdom building services	—	23,138
Corporate administration	135,960	133,483
Consolidated selling, general and administrative expenses	$1,463,570	$1,252,138

The following tables present other financial information for each of our reportable segments for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended September 30,
	2026	2025
Depreciation and amortization of property, plant, and equipment:
United States electrical construction and facilities services	$4,168	$2,564
United States mechanical construction and facilities services	8,329	5,796
United States building services	3,776	4,095
United States industrial services	3,454	3,344
Total United States operations	19,727	15,799
United Kingdom building services	—	1,118
Corporate administration	482	370
Total depreciation and amortization of property, plant, and equipment	$20,209	$17,287

	For the nine months ended September 30,
	2026	2025
Depreciation and amortization of property, plant, and equipment:
United States electrical construction and facilities services	$10,821	$7,333
United States mechanical construction and facilities services	23,722	16,037
United States building services	11,520	12,178
United States industrial services	10,616	9,813
Total United States operations	56,679	45,361
United Kingdom building services	—	3,118
Corporate administration	1,283	947
Total depreciation and amortization of property, plant, and equipment	$57,962	$49,426

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 - Segment Information (Continued)

	For the three months ended September 30,
	2026	2025
Amortization of identifiable intangible assets:
United States electrical construction and facilities services	$18,960	$12,951
United States mechanical construction and facilities services	9,460	6,321
United States building services	4,587	5,323
United States industrial services	4,074	5,920
Total amortization of identifiable intangible assets	$37,081	$30,515

	For the nine months ended September 30,
	2026	2025
Amortization of identifiable intangible assets:
United States electrical construction and facilities services	$46,952	$35,381
United States mechanical construction and facilities services	28,378	17,696
United States building services	14,937	16,128
United States industrial services	15,897	17,762
Total amortization of identifiable intangible assets	$106,164	$86,967

	For the three months ended September 30,
	2026	2025
Capital expenditures:
United States electrical construction and facilities services	$9,657	$6,102
United States mechanical construction and facilities services	19,318	10,839
United States building services	3,118	3,373
United States industrial services	2,943	3,666
Total United States operations	35,036	23,980
United Kingdom building services	—	1,140
Corporate administration	2,118	1,537
Total capital expenditures	$37,154	$26,657

	For the nine months ended September 30,
	2026	2025
Capital expenditures:
United States electrical construction and facilities services	$23,334	$14,911
United States mechanical construction and facilities services	50,926	34,185
United States building services	8,680	11,486
United States industrial services	9,768	10,192
Total United States operations	92,708	70,774
United Kingdom building services	—	5,524
Corporate administration	4,306	4,533
Total capital expenditures	$97,014	$80,831

EMCOR Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 13 - Segment Information (Continued)
The following table presents the total assets for each of our reportable segments as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Total assets:
United States electrical construction and facilities services	$4,110,639	$2,686,933
United States mechanical construction and facilities services	4,046,640	3,206,671
United States building services	1,480,314	1,436,779
United States industrial services	547,805	524,883
Total operations	10,185,398	7,855,266
Corporate administration	1,050,762	1,436,133
Total assets	$11,236,160	$9,291,399

NOTE 14 - Subsequent Events
In October 2026, we acquired two companies for an aggregate upfront purchase price of $72.0 million. Such acquisitions include: (a) a full service mechanical contractor in the Midwestern region of the United States, the results of which will be included within our United States mechanical construction and facilities services segment, and (b) a provider of building automation and controls solutions in the Western region of the United States, the results of which will be included within our United States building services segment.
On October 26, 2026, our Board of Directors authorized an additional $500 million for the repurchase of shares of the Company’s outstanding common stock under our existing share repurchase program.

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
Overview
The following table presents selected financial data for the quarters ended September 30, 2026 and 2025 (in thousands, except for percentages and per share data):

	For the three months ended September 30,
	2026	2025
Revenues	$5,541,520	$4,301,529
Revenues increase from prior year	28.8%	16.4%
Gross profit	$1,108,218	$835,313
Gross profit as a percentage of revenues	20.0%	19.4%
Impairment loss on identifiable intangible assets	$34,000	$—
Operating income	$545,792	$405,696
Operating income as a percentage of revenues	9.8%	9.4%
Net income	$399,930	$295,373
Diluted earnings per common share	$9.04	$6.57
Revenues of $5.54 billion for the quarter ended September 30, 2026 set a quarterly record for the Company and represent an increase of 28.8% from revenues of $4.30 billion for the quarter ended September 30, 2025. Demand for our services continues to be broad-based with strength across most of the market sectors we serve. As described in further detail below, we experienced revenue growth within all of our reportable segments. Revenues for the third quarter of 2026 included incremental acquisition contribution of $313.3 million.
For the quarter ended September 30, 2026, operating income was $545.8 million, or 9.8% of revenues, establishing new records for the Company with respect to a third quarter. This compares to operating income of $405.7 million, or 9.4% of revenues, for the quarter ended September 30, 2025. Our operating results for the quarter ended September 30, 2026 included a $34.0 million non-cash impairment charge associated with certain identifiable intangible assets within our United States building services segment. Excluding the impact of such impairment, operating income and operating margin increased by $174.1 million and 110 basis points, respectively. As described in further detail below, in addition to the impact of the revenue growth we experienced in the quarter, our operating performance benefited from an increase in consolidated gross profit margin as well as a reduction in the ratio of selling, general and administrative expenses to revenues. Operating income for the quarter ended September 30, 2026 included incremental acquisition contribution of $21.0 million, net of amortization expense attributable to identifiable intangible assets of $14.4 million.

Net income of $399.9 million, or $9.04 per diluted share, for the quarter ended September 30, 2026 compares favorably to net income of $295.4 million, or $6.57 per diluted share, for the quarter ended September 30, 2025. While the majority of the increase in our net income and diluted earnings per share was a result of the increased operating income referenced above, diluted earnings per share for the quarter ended September 30, 2026 additionally benefited from a reduced weighted average share count given the impact of common stock repurchases made by us throughout 2025 and the first nine months of 2026.
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
During the first nine months of 2026, we acquired nine companies for upfront consideration of $809.9 million.
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
Results of Operations
Revenues
The following tables present our operating segment revenues from unrelated entities and their respective percentages of total revenues (in thousands, except for percentages):

	For the three months ended September 30,
	2026	% of Total	2025	% of Total
Revenues:
United States electrical construction and facilities services	$1,854,963	34%	$1,285,269	30%
United States mechanical construction and facilities services	2,546,679	46%	1,779,279	41%
United States building services	852,369	15%	813,879	19%
United States industrial services	287,509	5%	286,914	7%
Total United States operations	5,541,520	100%	4,165,341	97%
United Kingdom building services	—	—%	136,188	3%
Consolidated revenues	$5,541,520	100%	$4,301,529	100%

	For the nine months ended September 30,
	2026	% of Total	2025	% of Total
Revenues:
United States electrical construction and facilities services	$4,964,878	32%	$3,713,360	30%
United States mechanical construction and facilities services	6,873,893	45%	5,107,139	41%
United States building services	2,462,724	16%	2,349,761	19%
United States industrial services	1,023,150	7%	926,988	7%
Total United States operations	15,324,645	100%	12,097,248	97%
United Kingdom building services	—	—%	376,053	3%
Consolidated revenues	$15,324,645	100%	$12,473,301	100%
As described in more detail below, as a result of strong demand for our services across most of the market sectors we serve, our consolidated revenues for the three months ended September 30, 2026 increased to $5.54 billion compared to consolidated revenues of $4.30 billion for the three months ended September 30, 2025, and our consolidated revenues for the nine months ended September 30, 2026 increased to $15.32 billion compared to consolidated revenues of $12.47 billion for the nine months ended September 30, 2025. Revenues for the three and nine months ended September 30, 2026 included incremental acquisition contribution of $313.3 million and $716.6 million, respectively.

Revenues of our United States electrical construction and facilities services segment were $1.85 billion for the three months ended September 30, 2026, a $569.7 million increase compared to revenues of $1.29 billion for the three months ended September 30, 2025. Revenues of this segment for the nine months ended September 30, 2026 were $4.96 billion, a $1.25 billion increase compared to revenues of $3.71 billion for the nine months ended September 30, 2025. This segment’s results for the three and nine months ended September 30, 2026 benefited from increased activity across a number of the market sectors we serve as well as incremental acquisition revenues of $140.1 million and $271.0 million, respectively. While the largest increase was seen within the network and communications market sector, predominantly driven by greater demand for data center construction projects, this segment also experienced notable revenue growth within: (a) the institutional market sector, primarily as a result of increased revenues from public sector work, (b) the manufacturing and industrial market sector, due in part to certain electric power infrastructure or renewable energy projects, and (c) the healthcare market sector given greater project activity within the Western region of the United States. Revenues of this segment for the nine months ended September 30, 2026 additionally benefited from higher levels of short-duration projects and service work, as well as select opportunities within the hospitality and entertainment market sector. Partially offsetting these increases were decreased revenues within the transportation market sector, reflecting significant progress made on an airport construction project as well as our intentional reduction of roadway lighting and traffic signal project exposure.
Our United States mechanical construction and facilities services segment’s revenues for the three months ended September 30, 2026 were $2.55 billion, a $767.4 million increase compared to revenues of $1.78 billion for the three months ended September 30, 2025. For the nine months ended September 30, 2026, revenues of this segment were $6.87 billion, a $1.77 billion increase compared to revenues of $5.11 billion for the nine months ended September 30, 2025. This segment’s results for the three and nine months ended September 30, 2026 included $173.2 million and $445.6 million, respectively, of incremental acquisition revenues. This segment experienced increased revenues within the majority of the market sectors in which we operate, with the most significant increase coming from the network and communications market sector due to greater demand for data center construction projects and expanded scope associated with increased cooling requirements. Notable growth was additionally generated from: (a) the institutional market sector, reflecting increased education and public sector projects, partially as a result of incremental acquisition contribution, (b) the commercial market sector, primarily given an increase in warehousing and distribution project revenues, (c) the manufacturing and industrial market sector, including certain food processing projects, (d) the healthcare market sector, due to greater project activity across several of the regions in which we operate, and (e) the water and wastewater market sector, driven by increased opportunities in the Southeastern region of the United States. Further contributing to the year-over-year revenue growth within this segment were greater levels of service work, including fire life safety inspection and maintenance. These increases were partially offset by revenue declines from the high-tech manufacturing market sector, largely as we completed certain projects, which resulted in lower electric vehicle and battery manufacturing project revenues in both 2026 periods and lower semiconductor project revenues during the first nine months of 2026.
Revenues of our United States building services segment were $852.4 million for the three months ended September 30, 2026 compared to revenues of $813.9 million for the three months ended September 30, 2025. Revenues of this segment for the nine months ended September 30, 2026 were $2.46 billion compared to revenues of $2.35 billion for the nine months ended September 30, 2025. Growth in this segment for both 2026 periods was generated by: (a) its mechanical services division, which experienced increased: (i) service repair and maintenance volumes, driven by growth in our service contract base, (ii) building automation and controls projects, as we continue to expand our service offerings in this area, and (iii) HVAC project and retrofit work, as demand for these services remained strong, and (b) its commercial and government site-based services divisions due to the award of facilities maintenance contracts with new customers as well as scope or site expansion and greater project work with existing customers.
Revenues of our United States industrial services segment for the three months ended September 30, 2026 were $287.5 million, relatively consistent with revenues of $286.9 million for the three months ended September 30, 2025. Revenues of this segment for the nine months ended September 30, 2026 increased to $1.02 billion compared to revenues of $927.0 million for the nine months ended September 30, 2025. The increase in this segment’s revenues for the nine months ended September 30, 2026 was driven by its field services division as a result of: (a) greater refinery turnaround activity, (b) higher project volume at certain chemical, petrochemical, and liquefied natural gas facilities, and (c) progress made on a large solar project. Partially offsetting this growth was a decrease in revenues within this segment’s shop services division due to lower heat exchanger sales and related services.
For the three and nine months ended September 30, 2025, our United Kingdom building services segment generated revenues of $136.2 million and $376.1 million, respectively.

Cost of sales and gross profit
The following table presents our cost of sales, gross profit (revenues less cost of sales), and gross profit as a percentage of revenues (“gross profit margin”) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Cost of sales	$4,433,302	$3,466,216	$12,330,098	$10,081,499
Gross profit	$1,108,218	$835,313	$2,994,547	$2,391,802
Gross profit margin	20.0%	19.4%	19.5%	19.2%
Gross profit for the three months ended September 30, 2026 was $1.11 billion, or 20.0% of revenues, compared to gross profit of $835.3 million, or 19.4% of revenues, for the three months ended September 30, 2025. Gross profit for the nine months ended September 30, 2026 was $2.99 billion, or 19.5% of revenues, compared to gross profit of $2.39 billion, or 19.2% of revenues, for the nine months ended September 30, 2025. As described in further detail below, these year-over-year increases resulted from the revenue growth generated by each of our reportable segments as well as higher gross profit margins across all segments other than our United States mechanical construction and facilities services segment, which experienced a shift in revenue mix. Gross profit for the three and nine months ended September 30, 2026 included incremental acquisition contribution of $52.1 million and $134.5 million, respectively, net of amortization expense attributable to identifiable intangible assets of $8.7 million and $16.8 million, respectively.
Selling, general and administrative expenses
The following table presents our selling, general and administrative expenses (“SG&A”) and selling, general and administrative expenses as a percentage of revenues (“SG&A margin”) (in thousands, except for percentages):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Selling, general and administrative expenses	$528,426	$429,617	$1,463,570	$1,252,138
SG&A margin	9.5%	10.0%	9.6%	10.0%
Our selling, general and administrative expenses for the three months ended September 30, 2026 were $528.4 million, or 9.5% of revenues, compared to selling, general and administrative expenses of $429.6 million, or 10.0% of revenues, for the three months ended September 30, 2025. Selling, general and administrative expenses for the nine months ended September 30, 2026 were $1.46 billion, or 9.6% of revenues, compared to selling, general and administrative expenses of $1.25 billion, or 10.0% of revenues, for the nine months ended September 30, 2025. Selling, general and administrative expenses for the three and nine months ended September 30, 2026 included $31.0 million and $78.9 million, respectively, of incremental expenses directly related to companies acquired, including amortization expense attributable to identifiable intangible assets of $5.7 million and $11.9 million, respectively.
Excluding incremental expenses resulting from acquisitions, the increase in our selling, general and administrative expenses for both 2026 periods was primarily as a result of greater: (a) incentive compensation expense, predominantly within our United States construction segments, given higher projected annual operating results, (b) salaries and related employment costs, due to additional headcount to support our organic revenue growth as well as annual cost of living adjustments, (c) rent and other occupancy costs, partially as a result of the continued build-out or expansion of our fabrication facilities, and (d) computer hardware and software costs, driven by various information technology and cybersecurity initiatives in process.
Partially offsetting the increase in selling, general and administrative expenses for the nine months ended September 30, 2026 were reductions in professional fees as the results for the prior year included $9.4 million of transaction related costs incurred in connection with the acquisition of Miller Electric. Selling, general and administrative expenses for the three and nine months ended September 30, 2026 additionally decreased by $7.8 million and $23.1 million, respectively, as a result of the sale of EMCOR UK.
The decrease in our SG&A margin for both 2026 periods was primarily due to an increase in revenues without a commensurate increase in certain costs as we successfully leveraged our overhead structure during this period of growth.
Impairment loss on identifiable intangible assets
During the three months ended September 30, 2026, we recognized a $34.0 million non-cash impairment charge associated with certain identifiable intangible assets within our United States building services segment. Refer to Note 8 - Fair Value Measurements of the notes to consolidated financial statements for further information regarding such impairment.

Operating income (loss)
The following tables present our operating income (loss) and operating income (loss) as a percentage of segment revenues (“operating margin”) (in thousands, except for percentages):

	For the three months ended September 30,
	2026	% of Segment Revenues	2025	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$247,003	13.3%	$145,200	11.3%
United States mechanical construction and facilities services	308,238	12.1%	229,296	12.9%
United States building services	66,193	7.8%	59,390	7.3%
United States industrial services	5,120	1.8%	6,292	2.2%
Total United States operations	626,554	11.3%	440,178	10.6%
United Kingdom building services	—	—	7,563	5.6%
Corporate administration	(46,762)	—	(42,045)	—
Impairment loss on identifiable intangible assets	(34,000)	—	—	—
Consolidated operating income	545,792	9.8%	405,696	9.4%
Other items:
Net periodic pension income	—		56
Interest income, net	3,766		1,838
Income before income taxes	$549,558		$407,590

	For the nine months ended September 30,
	2026	% of Segment Revenues	2025	% of Segment Revenues
Operating income (loss):
United States electrical construction and facilities services	$652,901	13.2%	$438,901	11.8%
United States mechanical construction and facilities services	816,520	11.9%	654,780	12.8%
United States building services	170,017	6.9%	145,858	6.2%
United States industrial services	27,499	2.7%	12,633	1.4%
Total United States operations	1,666,937	10.9%	1,252,172	10.4%
United Kingdom building services	—	—	20,975	5.6%
Corporate administration	(135,960)	—	(133,483)	—
Impairment loss on identifiable intangible assets	(34,000)	—	—	—
Consolidated operating income	1,496,977	9.8%	1,139,664	9.1%
Other items:
Net periodic pension income	—		165
Interest income, net	14,315		3,985
Income before income taxes	$1,511,292		$1,143,814
Operating income for the three months ended September 30, 2026 was $545.8 million, an increase of $140.1 million compared to operating income of $405.7 million for the three months ended September 30, 2025. Operating margin for the three months ended September 30, 2026 was 9.8% compared to an operating margin of 9.4% for the three months ended September 30, 2025. For the nine months ended September 30, 2026, operating income was $1.50 billion, an increase of $357.3 million compared to operating income of $1.14 billion for the nine months ended September 30, 2025. Operating margin for the nine months ended September 30, 2026 was 9.8% compared to an operating margin of 9.1% for the nine months ended September 30, 2025. In addition to the impact of the revenue growth we experienced during the first nine months of 2026, our operating performance benefited from an increase in consolidated gross profit margin as well as a reduction in the ratio of selling, general and administrative expenses to revenues. Operating income for the three and nine months ended September 30, 2026 included incremental acquisition contribution of $21.0 million and $55.6 million, respectively, net of amortization expense attributable to identifiable intangible assets of $14.4 million and $28.7 million, respectively.

Operating income of our United States electrical construction and facilities services segment was $247.0 million for the three months ended September 30, 2026, an increase of $101.8 million compared to operating income of $145.2 million for the three months ended September 30, 2025. Operating income of this segment for the nine months ended September 30, 2026 was $652.9 million, an increase of $214.0 million compared to operating income of $438.9 million for the nine months ended September 30, 2025. For the three and nine months ended September 30, 2026, operating margin of this segment was 13.3% and 13.2%, respectively, compared to an operating margin of 11.3% and 11.8% for the three and nine months ended September 30, 2025, respectively. The increase in operating income and operating margin of this segment for both 2026 periods primarily resulted from greater gross profit and gross profit margin given the growth in its revenues, excellent project execution, and a more favorable mix of work. Also contributing to the favorable year-over-year comparison was the impact in the prior year periods of certain projects where we encountered reduced labor productivity or availability while investing in the development of a workforce in new geographies. From a market sector perspective, the most significant increase in gross profit was experienced within network and communications, with additional increases in institutional, commercial, and manufacturing and industrial. This segment’s operating income for the three and nine months ended September 30, 2026 included incremental acquisition contribution of $7.6 million and $16.2 million, respectively, net of amortization expense attributable to identifiable intangible assets of $9.8 million and $14.3 million, respectively.
Our United States mechanical construction and facilities services segment’s operating income for the three months ended September 30, 2026 was $308.2 million, an increase of $78.9 million compared to operating income of $229.3 million for the three months ended September 30, 2025. Operating income of this segment for the nine months ended September 30, 2026 was $816.5 million, an increase of $161.7 million compared to operating income of $654.8 million for the nine months ended September 30, 2025. The increase in operating income of this segment for both 2026 periods resulted from greater gross profit within the majority of the market sectors in which we operate, generally in line with the increases in revenue described above and with the most significant increase coming from network and communications. This segment’s operating income for the three and nine months ended September 30, 2026 included incremental acquisition contribution of $13.6 million and $40.0 million, respectively, net of amortization expense attributable to identifiable intangible assets of $4.4 million and $13.8 million, respectively. For the three and nine months ended September 30, 2026, operating margin of this segment was 12.1% and 11.9%, respectively, compared to an operating margin of 12.9% and 12.8% for the three and nine months ended September 30, 2025, respectively. The year-over-year decreases in this segment’s operating margin were primarily a result of a change in project mix, which included: (a) a greater percentage of revenues generated from projects for which we are acting as either the construction manager or prime contractor and that carry lower than average gross profit margins due to a higher proportion of materials, equipment, and subcontractor costs, and (b) an increase in the number of guaranteed maximum price and cost-plus contracts, particularly in newer geographies or on projects where design or scope is still evolving.
Operating income of our United States building services segment was $66.2 million, or 7.8% of revenues, for the three months ended September 30, 2026, compared to operating income of $59.4 million, or 7.3% of revenues, for the three months ended September 30, 2025. Operating income of this segment for the nine months ended September 30, 2026 was $170.0 million, or 6.9% of revenues, compared to $145.9 million, or 6.2% of revenues, for the nine months ended September 30, 2025. In addition to the impact of greater revenues, this segment’s operating results for both 2026 periods benefited from: (a) an increase in gross profit margin, given a more favorable project mix as well as improved execution, and (b) a decrease in the ratio of selling, general and administrative expenses to revenues, partially due to lower overhead costs within its commercial and government site-based services divisions following the restructuring actions we completed in 2025.
Our United States industrial services segment reported operating income of $5.1 million, or 1.8% of revenues, for the three months ended September 30, 2026, compared to operating income of $6.3 million, or 2.2% of revenues, for the three months ended September 30, 2025. For the nine months ended September 30, 2026, this segment reported operating income of $27.5 million, or 2.7% of revenues, compared to operating income of $12.6 million, or 1.4% of revenues, for the nine months ended September 30, 2025. The increase in operating income of this segment for the nine months ended September 30, 2026 was largely a result of an increase in gross profit within its field services division due to the revenue growth referenced above, while the increase in operating margin during such period was attributable to a reduction in SG&A margin, primarily given an increase in revenues without a commensurate increase in certain overhead costs.
Operating income of our United Kingdom building services segment for the three and nine months ended September 30, 2025 was $7.6 million and $21.0 million, respectively. Operating margin in both 2025 periods was 5.6%.
Our corporate administration expenses for the three and nine months ended September 30, 2026 were $46.8 million and $136.0 million, respectively, compared to $42.0 million and $133.5 million for the three and nine months ended September 30, 2025, respectively. For both 2026 periods, our corporate expenses included greater employee compensation and information technology costs. Offsetting the impact of these increases for the nine months ended September 30, 2026 was a decrease in professional fees, as the prior year period included $9.4 million of transaction related costs incurred in connection with the acquisition of Miller Electric.

Other items
For the three months ended September 30, 2026, net interest income was $3.8 million, compared to net interest income of $1.8 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, net interest income was $14.3 million, compared to net interest income of $4.0 million for the nine months ended September 30, 2025. These year-over-year fluctuations were a result of: (a) a decrease in interest expense, given the impact of greater borrowings under our revolving credit facility in the prior year, and (b) an increase in interest income due to a higher average daily invested cash balance.
For the three and nine months ended September 30, 2026, our income tax provision was $149.6 million and $402.2 million, respectively, compared to an income tax provision of $112.2 million and $305.6 million for the three and nine months ended September 30, 2025, respectively. Our effective income tax rate for the three and nine months ended September 30, 2026 was 27.2% and 26.6%, respectively, compared to an effective income tax rate for the three and nine months ended September 30, 2025 of 27.5% and 26.7%, respectively. Refer to Note 9 - Income Taxes of the notes to consolidated financial statements for further discussion regarding our income tax provision and effective income tax rate.
Remaining Unsatisfied Performance Obligations
The following table presents the transaction price allocated to remaining unsatisfied performance obligations (“remaining performance obligations”) for each of our reportable segments and their respective percentage of total remaining performance obligations (in thousands, except for percentages):

	September 30, 2026	% of Total	December 31, 2025	% of Total	September 30, 2025	% of Total
Remaining performance obligations:
United States electrical construction and facilities services	$7,242,368	39%	$4,963,855	38%	$4,497,521	35%
United States mechanical construction and facilities services	9,863,950	53%	6,929,300	52%	6,421,665	51%
United States building services	1,335,156	7%	1,188,537	9%	1,280,681	10%
United States industrial services	131,157	1%	171,972	1%	202,198	2%
Total United States operations	18,572,631	100%	13,253,664	100%	12,402,065	98%
United Kingdom building services	—	—%	—	—%	211,828	2%
Total operations	$18,572,631	100%	$13,253,664	100%	$12,613,893	100%
Our remaining performance obligations at September 30, 2026 were a record $18.57 billion compared to $13.25 billion at December 31, 2025 and $12.61 billion at September 30, 2025. When compared to December 31, 2025, remaining performance obligations increased by $5.32 billion. Acquisitions account for $500.3 million of such increase, with the remaining growth resulting from new contract awards within our United States construction segments and our United States building services segment. We experienced growth in remaining performance obligations from the majority of the market sectors we serve, with the most significant increases within: (a) network and communications, predominantly as a result of several data center construction contracts, (b) healthcare, due to contract awards across several of the regions in which we operate, and (c) water and wastewater, given continued activity in the Southeastern region of the United States.
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
As of September 30, 2026, we had cash and cash equivalents of $774.8 million, which are maintained in depository accounts and highly liquid investments with original maturity dates of three months or less. Both our short-term and long-term liquidity requirements are expected to be met through our cash and cash equivalent balances, cash generated from our operations, and, as necessary, the borrowing capacity under our revolving credit facility. Our credit agreement provides for a $1.30 billion revolving credit facility, for which there was $1.23 billion of available capacity as of September 30, 2026.
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
Cash Flows
The following table presents a summary of our operating, investing, and financing cash flows (in thousands):

	For the nine months ended September 30,
	2026	2025
Net cash provided by operating activities	$1,086,631	$777,659
Net cash used in investing activities	$(891,920)	$(977,719)
Net cash used in financing activities	$(531,927)	$(495,027)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	$—	$11,009
Decrease in cash, cash equivalents, and restricted cash	$(337,216)	$(684,078)
During the nine months ended September 30, 2026, our cash balance decreased by $337.2 million from $1.11 billion at December 31, 2025 to $774.8 million at September 30, 2026. Changes in our cash position from December 31, 2025 to September 30, 2026 are described in further detail below.
Operating Activities – Operating cash flows generally represent our net income as adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities for the nine months ended September 30, 2026 was $1.09 billion compared to $777.7 million for the nine months ended September 30, 2025. The favorable operating cash flow performance period-over-period was primarily a result of an increase in our net income.
Investing Activities – Investing cash flows consist primarily of payments for acquisitions of businesses, capital expenditures, and proceeds from the sale or disposal of property, plant, and equipment or other long-term assets. Net cash used in investing activities for the nine months ended September 30, 2026 decreased by $85.8 million compared to the nine months ended September 30, 2025, due to a decrease in payments for acquisitions, partially offset by an increase in capital expenditures as we continue to invest in and expand our fabrication facilities.
Financing Activities – Financing cash flows consist primarily of the issuance and repayment of short-term and long-term debt, repurchases of common stock, payments of dividends to stockholders, and the issuance of common stock through certain equity plans. Net cash used in financing activities was $531.9 million for the nine months ended September 30, 2026 compared to $495.0 million for the nine months ended September 30, 2025. The $36.9 million increase in cash used in financing activities was primarily due to an increase in common stock repurchases and dividend payments made by us.
The timing of common stock repurchases is at management’s discretion subject to securities laws and other legal requirements and depends upon several factors, including market and business conditions, current and anticipated future liquidity, share price, and share availability, among others.

We currently pay a regular quarterly dividend of $0.40 per share. Our credit agreement places limitations on the payment of dividends on our common stock. However, we do not believe that the terms of such agreement currently materially limit our ability to pay such quarterly dividends for the foreseeable future.
Refer to Note 10 - Common Stock of the notes to consolidated financial statements for additional detail regarding our share repurchase program and quarterly dividend.
Material Cash Requirements from Contractual and Other Obligations
As of September 30, 2026, our short-term and long-term material cash requirements for known contractual and other obligations were as follows:
Outstanding Debt and Interest Payments – As of September 30, 2026, there were no direct borrowings outstanding under our revolving credit facility. Interest payments on any future borrowings will be determined based on prevailing interest rates at that time. Refer to Note 7 - Debt of the notes to consolidated financial statements for further detail of our debt obligations, including our revolving credit facility.
Operating and Finance Leases – In the normal course of business, we lease real estate, vehicles, and equipment under various arrangements which are classified as either operating or finance leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $682.1 million at September 30, 2026, with $138.7 million payable within the next 12 months.
Open Purchase Obligations – As of September 30, 2026, we had $4.85 billion of open purchase obligations, of which payments totaling $3.86 billion are expected to become due within the next 12 months. These obligations represent open purchase orders to suppliers and subcontractors related to our construction and services contracts. These purchase orders are not reflected in the Consolidated Balance Sheets and are not expected to impact future liquidity as amounts should be recovered through customer billings.
Insurance Obligations – As described in further detail in Note 11 - Commitments and Contingencies of the notes to consolidated financial statements, we have loss payment deductibles and/or self-insured retentions for certain insurance matters. As of September 30, 2026, our insurance liabilities, net of estimated recoveries, were $340.2 million. Of this net amount, $81.8 million is estimated to be payable within the next 12 months. Due to many uncertainties inherent in resolving these matters, it is not practical to estimate these payments beyond such period. To the extent that the amount required to settle claims covered by insurance continues to increase, the cost of our insurance coverage, including premiums and deductibles, is likely to increase.
Contingent Consideration Liabilities – We have incurred liabilities related to contingent consideration arrangements associated with certain acquisitions, payable based on the financial performance of the acquired businesses during defined post-acquisition periods. The aggregate amount of these liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance during such post-acquisition periods, and accretion in present value. As of September 30, 2026, the present value of expected future payments relating to these contingent consideration arrangements was $45.7 million. Of this amount, $21.3 million is estimated as being payable within the next 12 months, with the remainder due pursuant to the terms of our contractual agreements, some of which extend into 2029. Refer to Note 8 - Fair Value Measurements of the notes to consolidated financial statements for further detail regarding our contingent consideration liabilities.
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

Off-Balance Sheet Arrangements and Other Commercial Commitments
The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, surety bonds as a condition to the award of such contracts. These surety bonds are issued in return for premiums, which vary depending on the size and type of the bond, and secure our payment and performance obligations under such contracts. We have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of surety bonds issued on our behalf. As of September 30, 2026, based on the percentage-of-completion of our projects covered by surety bonds, our aggregate estimated exposure, assuming defaults on all our then existing contractual obligations, was $4.36 billion, which represents approximately 23% of our total remaining performance obligations.
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
Surety bonds are sometimes provided to secure obligations for wages and benefits payable to or for certain of our employees, at the request of labor unions representing such employees. In addition, surety bonds or letters of credit may be issued as collateral for certain insurance obligations. As of September 30, 2026, we satisfied $105.5 million and $73.1 million of the collateral requirements of our insurance programs by utilizing surety bonds and letters of credit, respectively. All such letters of credit were issued under our revolving credit facility, therefore reducing the available capacity of such facility.
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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements is based on the application of significant accounting policies, which require management to make estimates and assumptions. Our significant accounting policies are described further in Note 2 - Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of our Form 10-K for the year ended December 31, 2025. We base our estimates on historical experience, known or expected trends, third-party valuations, and various other assumptions that we believe to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. There have been no significant changes to our critical accounting policies or methods during the nine months ended September 30, 2026.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have not used any derivative financial instruments during the nine months ended September 30, 2026, including trading or speculating on changes in interest rates or commodity prices of materials used in our business.
We are exposed to market risk for changes in interest rates for any borrowings under our revolving credit facility, which bear interest at variable rates. After lowering the federal funds rate in 2024 and 2025 and holding rates steady for the first half of 2026, the Federal Reserve Board enacted its first rate hike in over three years at its September 2026 meeting and indicated a willingness to continue rate increases to combat persistent inflation. For further information regarding our credit facility and associated borrowing rates, refer to Note 7 - Debt of the notes to consolidated financial statements.
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
In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our construction, building services, and industrial services operations. Trade and sanction policies (including tariffs) may also affect the pricing of such supplies and materials. We are also exposed to increases in energy prices, particularly as they relate to gasoline and diesel prices for our fleet of approximately 15,500 vehicles. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, certain of our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material costs could reduce our profitability with respect to projects in progress.

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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION.
ITEM 1.   LEGAL PROCEEDINGS.
The information required by this Item is incorporated by reference from Note 11 - Commitments and Contingencies of the notes to consolidated financial statements.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes repurchases of our common stock made by us during the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2026 to July 31, 2026	130,429	$766.67	130,429	$314,176,672
August 1, 2026 to August 31, 2026	33,985	$756.66	33,985	$288,226,137
September 1, 2026 to September 30, 2026	84,465	$737.16	84,465	$225,391,808
Total	248,879	$755.29	248,879

(1)In September 2011, our Board of Directors (the “Board”) authorized a share repurchase program allowing us to begin repurchasing shares of our outstanding common stock. Subsequently, the Board has from time to time increased the amount authorized for repurchases under such program. Since the inception of the repurchase program, through September 30, 2026, the Board has authorized us to repurchase up to $3.65 billion of our outstanding common stock. As of September 30, 2026, there remained authorization for us to repurchase $225.4 million of our shares. No shares have been repurchased by us since the program was announced other than pursuant to such program. The repurchase program has no expiration date, does not obligate the Company to acquire any particular amount of common stock, and may be suspended, recommenced, or discontinued at any time or from time to time without prior notice. Refer to Note 10 - Common Stock of the notes to consolidated financial statements for further information regarding our share repurchase program.
(2)Excludes 149 shares surrendered to the Company by participants in our share-based compensation plans to satisfy minimum tax withholdings for common stock issued under such plans.
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
ITEM 5.   OTHER INFORMATION.
During the quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any: (a) contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1 or (b) non 10b5-1 trading arrangement, each as defined in Item 408(a) of Regulation S-K.

ITEM 6.   EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description	Incorporated By Reference to or Filed Herewith, as Indicated Below

3(a-1)	Restated Certificate of Incorporation of EMCOR filed December 15, 1994	Exhibit 3(a-5) to EMCOR’s Registration Statement on Form 10 as originally filed March 17, 1995 (“Form 10”)
3(a-2)	Amendment dated November 28, 1995 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-2) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1995 (“1995 Form 10-K”)
3(a-3)	Amendment dated February 12, 1998 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-3) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 1997 (“1997 Form 10-K”)
3(a-4)	Amendment dated January 27, 2006 to the Restated Certificate of Incorporation of EMCOR	Exhibit 3(a-4) to EMCOR’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”)
3(a-5)	Amendment dated September 18, 2007 to the Restated Certificate of Incorporation of EMCOR	Exhibit A to EMCOR’s Proxy Statement dated August 17, 2007 for Special Meeting of Stockholders held September 18, 2007
3(a-6)	Certificate of Amendment of Restated Certificate of Incorporation of EMCOR	Exhibit 3.1 to EMCOR’s Report on Form 8-K (Date of Report June 8, 2023)
3(b)	Second Amended and Restated By-Laws of EMCOR	Exhibit 3.1 to EMCOR’s Report on Form 8-K (Date of Report October 25, 2022)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Anthony J. Guzzi, the Chairman, President, and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Jason R. Nalbandian, the Senior Vice President, Chief Financial Officer and Chief Accounting Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chairman, President, and Chief Executive Officer	Furnished
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Senior Vice President, Chief Financial Officer and Chief Accounting Officer	Furnished
95.1	Information concerning mine safety violations or other regulatory matters	Filed herewith
101	The following materials from EMCOR Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) the Notes to Consolidated Financial Statements.	Filed
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 29, 2026

EMCOR GROUP, INC.
(Registrant)

BY:	/s/ ANTHONY J. GUZZI
Anthony J. Guzzi
Chairman, President, and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ JASON R. NALBANDIAN
Jason R. Nalbandian
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)